Form 10-K
period 2011-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2012-02-29
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Haven Capital Trust II 10.25% Capital Securities	The NASDAQ Stock Market, LLC
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the shares of common stock outstanding of the registrant was $6.3 billion, excluding 15,193,655 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2011, $14.99, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 22, 2012 was 438,671,990 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2012 are incorporated by reference into Part III.

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

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	our use of derivatives to mitigate our interest rate exposure;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	our ability to retain key members of management;

•	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;

•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	additional FDIC special assessments or required assessment prepayments;

•	any breach in performance by the Community Bank under our loss sharing agreements with the FDIC;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•

changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting is predicated;

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

In addition, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

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

BOOK VALUE PER SHARE

As we define it, book value per share refers to the amount of stockholders’ equity attributable to each outstanding share of common stock, after any unallocated shares held by our Employee Stock Ownership Plan (“ESOP”) have been subtracted from the total number of shares outstanding. Book value per share is determined by dividing total stockholders’ equity at the end of a period by the adjusted number of shares at the same date. The following table indicates the number of shares outstanding both before and after the total number of unallocated ESOP shares were subtracted at December 31, 2011, 2010, 2009, 2008, and 2007. As there were no unallocated ESOP shares remaining at December 31, 2011 or 2010, both numbers were the same at those dates.

	2011	2010	2009	2008	2007
Shares outstanding	437,344,796	435,646,845	433,197,332	344,985,111	323,812,639
Less: Unallocated ESOP shares	—	—	(299,248)	(631,303)	(977,800)

Shares used for book value per share computation	437,344,796	435,646,845	432,898,084	344,353,808	322,834,839

BROKERED DEPOSITS

Refers to funds obtained, directly or indirectly, by or through deposit brokers that are then deposited into one or more deposit accounts at a bank.

CHARGE-OFF

Refers to the amount of a loan balance that has been written off against the allowance for losses on non-covered loans.

COMMERCIAL REAL ESTATE (“CRE”) LOAN

A mortgage loan secured by either an income-producing property owned by an investor and leased primarily for commercial purposes or, to a lesser extent, an owner-occupied building used for business purposes. The CRE loans in our portfolio are typically secured by office buildings, retail shopping centers, light industrial centers with multiple tenants, or mixed-use properties.

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

COVERED LOANS AND OTHER REAL ESTATE OWNED (“OREO”)

Refers to the loans and OREO we acquired in our AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions, which are “covered” by loss sharing agreements with the FDIC. Please see the definition of “Loss Sharing Agreements” that appears on the following page.

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

GOVERNMENT-SPONSORED ENTERPRISES (“GSEs”)

Refers to a group of financial services corporations that were created by the United States Congress to enhance the availability, and reduce the cost, of credit to certain targeted borrowing sectors, including home finance. The GSEs include, but are not limited to, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal Home Loan Banks (the “FHLBs”).

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

LOSS SHARING AGREEMENTS

Refers to the agreements we entered into with the FDIC in connection with the loans and OREO we acquired in our AmTrust and Desert Hills acquisitions. The agreements call for the FDIC to reimburse us for 80% of any losses (and share in 80% of any recoveries) up to specified thresholds and to reimburse us for 95% of any losses (and share in 95% of any recoveries) beyond those thresholds with respect to the acquired assets, for specified periods of time. All of the loans and OREO acquired in the AmTrust and Desert Hills acquisitions are subject to these agreements and are referred to in this report either as “covered loans,” “covered OREO,” or, when discussed together, “covered assets.”

MORTGAGE BANKING INCOME

Refers to the income generated by our mortgage banking operation, which is recorded in non-interest income. Mortgage banking income has two components: income generated from the origination of one-to-four family loans for sale (“income from originations”) and income generated by servicing such loans (“servicing income”).

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

NON-PERFORMING LOANS AND ASSETS

Non-performing loans consist of non-accrual loans and loans over 90 days past due and still accruing interest. Non-performing assets consist of non-performing loans and OREO.

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

REPURCHASE AGREEMENTS

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at an agreed-upon price and date. The Banks’ repurchase agreements are primarily collateralized by GSE obligations and other mortgage-related securities, and are entered into with either the FHLBs or various brokerage firms.

RETURN ON AVERAGE ASSETS

A measure of profitability determined by dividing net income by average assets for a given period.

RETURN ON AVERAGE STOCKHOLDERS’ EQUITY

A measure of profitability determined by dividing net income by average stockholders’ equity for a given period.

TOTAL DELINQUENCIES

Refers to the sum of non-performing loans and loans 30 to 89 days past due.

WHOLESALE BORROWINGS

Refers to advances drawn by the Banks against their respective lines of credit with the FHLBs, their repurchase agreements with the FHLBs and various brokerage firms, and federal funds purchased.

YIELD

The interest income associated with interest-earning assets, typically expressed as a ratio of interest income to the average balance of interest-earning assets for a given period.

PART I

ITEM 1.	BUSINESS

General

With total assets of $42.0 billion at December 31, 2011, we are the 21st largest publicly traded bank holding company in the nation, and operate the nation’s second largest public thrift. Reflecting our growth through ten business combinations between November 30, 2001 and March 26, 2010, we currently have 275 branch offices, combined, in five states.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

New York Community Bank

Established in 1859, the Community Bank is a New York State-chartered savings bank with 241 branches that currently operate through seven divisional banks.

In New York, we serve our Community Bank customers through Roslyn Savings Bank, with 55 branches on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 34 branches in the New York City borough of Queens; Richmond County Savings Bank, with 22 branches in the borough of Staten Island; and Roosevelt Savings Bank, with eight branches in the borough of Brooklyn. In the Bronx and neighboring Westchester County, we currently have four branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 51 branches that operate under the name Garden State Community Bank.

In Florida and Arizona, where we have 25 and 14 branches, respectively, we serve our customers through the AmTrust Bank division of the Community Bank.

In Ohio, we serve our Community Bank customers through 28 branches of Ohio Savings Bank.

We compete for depositors in these diverse markets by emphasizing service and convenience, and by offering a comprehensive menu of traditional and non-traditional products and services. Of our 241 Community Bank branches, 223 feature weekend hours, including 59 that are open seven days a week. Of these, 42 are in-store branches in New York and New Jersey that are primarily located in supermarkets. The Community Bank also offers 24-hour banking online and by phone.

We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury apartment buildings that feature below-market rents. In addition to multi-family loans, which are our principal asset, we originate commercial real estate loans (primarily in New York City, as well as Long Island and New Jersey) and, to a much lesser extent, acquisition, development, and construction loans, and commercial and industrial loans.

We also originate one-to-four family loans, primarily through our mortgage banking operation, which was acquired in connection with our acquisition of certain assets, and assumption of certain liabilities, of AmTrust Bank (“AmTrust”) on December 4, 2009. In 2011, the vast majority of the one-to-four family loans we originated were agency-conforming loans sold to government-sponsored enterprises (“GSEs”), servicing retained. The remainder were jumbo one-to-four family loans that were sold under contract to other financial institutions.

Although the vast majority of the loans we produce for investment (i.e., for our portfolio) are secured by properties or businesses in New York City, and to a lesser extent, Long Island and New Jersey, the one-to-four family loans we originate through our mortgage banking operation are for the purchase or refinancing of homes in all 50 states.

New York Commercial Bank

Established through an acquisition on December 30, 2005, the Commercial Bank is a New York State-chartered commercial bank with 34 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 17 that operate under the name “Atlantic Bank.”

The Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition, the Commercial Bank offers 24-hour banking online and by phone.

Customers of the Commercial Bank may transact their business at any of the 174 Community Bank branches in New York and New Jersey, and Community Bank customers in New York and New Jersey may transact their business at any of the 34 Commercial Bank branch in New York. In addition, customers of both Banks have 24-hour access to their accounts through 261 of our 285 ATM locations in the five states we serve.

Our Websites

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

Overview

Lending

Loans represented $30.3 billion, or 72.1%, of total assets at December 31, 2011. Our loan portfolio has three components:

1. Covered Loans – Covered loans refers to the loans we acquired in our FDIC-assisted acquisitions of AmTrust and Desert Hills Bank (“Desert Hills”), and are covered by loss sharing agreements with the FDIC. At December 31, 2011, the balance of covered loans was $3.8 billion; of this amount, $3.4 billion were one-to-four family loans. To distinguish these “covered loans” from the loans in our portfolio that are not subject to these agreements (and that, for the most part, we ourselves originated), all other loans in our portfolio are referred to as “non-covered loans.”

2. Non-Covered Loans Held for Sale – Non-covered loans held for sale refers to the one-to-four family loans that we originate and aggregate for sale, primarily to GSEs. At December 31, 2011, the held-for-sale loan portfolio totaled $1.0 billion. In the twelve months ended at that date, we originated $7.2 billion of one-to-four family loans for sale.

3. Non-Covered Loans Held for Investment – Referring to the loans we originate for our own portfolio, non-covered loans held for investment totaled $25.5 billion at December 31, 2011. The year-end balance consisted primarily of loans secured by multi-family buildings in New York City, most of which are subject to rent regulation and therefore feature below-market rents. In addition to multi-family loans, loans held for investment include commercial real estate loans and, to a much lesser extent, acquisition, development, and construction loans; commercial and industrial loans; and one-to-four family loans.

Multi-Family Loans

Multi-family loans represented $17.4 billion, or 68.3%, of total loans held for investment at December 31, 2011, and represented $5.8 billion, or 64.1%, of the total loans we originated for investment over the course of the year.

The multi-family loans we originate are typically secured by non-luxury apartment buildings in New York City that are subject to rent regulation and therefore feature below-market rents. Such loans are typically made to long-term property owners with a history of growing their cash flows over time by making improvements to certain apartments which, in turn, enables them to increase the rents their tenants pay. We also make multi-family loans to property owners who are seeking to expand their real estate holdings by purchasing additional properties.

Our typical loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that either adjusts annually or is fixed for the five years that follow. Loans that prepay in the first five years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. If a loan is still outstanding in the sixth year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten. Reflecting the structure of our multi-family credits, and the tendency of our borrowers to refinance their loans as their cash flows increase, our average multi-family loan had an expected weighted average life of 3.3 years at December 31, 2011.

Commercial Real Estate (“CRE”) Loans

CRE loans represented $6.9 billion, or 26.9%, of total loans held for investment at December 31, 2011, and $2.4 billion, or 26.3%, of loans produced for investment over the course of the year. Our CRE loans are similar in structure to our multi-family credits, and had a weighted average life of 3.4 years at December 31, 2011.

The CRE loans we originate are secured by income-producing properties such as office buildings, retail centers, multi-tenanted light industrial properties, and mixed-use buildings, most of which are located in New York City and, to a lesser extent, on Long Island and in New Jersey.

Acquisition, Development, and Construction (“ADC”) Loans

Our ADC loan portfolio largely consists of loans that were originated for land acquisition, development, and construction of multi-family and residential tract projects in New York City and Long Island, and, to a lesser extent, for the construction of owner-occupied one-to-four family homes and commercial properties.

ADC loans represented $445.7 million, or 1.7%, of total loans held for investment at the end of December, reflecting our decision to limit such lending in the current housing market, and the increased deployment of our cash flows into multi-family and CRE loans.

Commercial and Industrial (“C&I”) Loans

Included in “other loans” in our Consolidated Statements of Condition, C&I loans represented $600.0 million, or 2.4%, of total loans held for investment at December 31, 2011. We offer a broad range of loans to small and mid-size businesses for working capital (including inventory and receivables), business expansion, and the purchase of equipment and machinery.

One-to-Four Family Loans

Non-covered one-to-four family loans totaled $127.4 million at the end of this December, and consisted primarily of loans acquired in our business combinations prior to 2009.

Asset Quality

The quality of our assets improved in 2011, as an improvement in market conditions combined with the efforts of our Loan Recovery Unit to reduce the balance of non-performing loans. Non-performing non-covered loans declined $298.6 million year-over-year to $325.8 million at December 31, 2011, representing 1.28% of total non-covered loans. Reflecting the decline in non-performing loans, and a $56.5 million rise in other real estate owned (“OREO”) to $84.6 million, non-performing assets fell $242.1 million year-over-year to $410.4 million, representing 1.07% of total non-covered assets at December 31, 2011.

At December 31, 2011, the allowance for losses on non-covered loans totaled $137.3 million, representing 42.14% of total non-covered loans at that date. The provision for losses on non-covered loans totaled $79.0 million in the twelve months ended December 31, 2011, while net charge-offs totaled $100.7 million, representing 0.35% of average loans.

Notwithstanding the year-over-year improvement in the economy and local market conditions, it should be noted that economic weakness resulting from a further contraction of real estate values and/or an increase in office vacancies, bankruptcies, and unemployment, could result in our experiencing a further increase in charge-offs and/or an increase in our loan loss provision, either of which could have an adverse impact on our earnings in the future.

Funding Sources

We have four primary funding sources: the deposits we gather through our branch network or add through acquisitions, and brokered deposits; wholesale borrowings, primarily in the form of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements with the FHLB and various brokerage firms; cash flows produced by the repayment and sale of loans; and cash flows produced by securities repayments and sales.

Deposits totaled $22.3 billion at December 31, 2011, and included certificates of deposit (“CDs”) of $7.4 billion; NOW and money market accounts of $8.8 billion; savings accounts of $4.0 billion; and non-interest-bearing accounts of $2.2 billion.

Borrowed funds totaled $14.0 billion at the end of the year, with wholesale borrowings representing $13.4 billion, or 96.3%, of that balance and 32.0% of total assets at December 31, 2011.

Loan repayments and sales generated cash flows of $15.0 billion in 2011, while securities repayments and sales generated cash flows of $4.2 billion.

Revenues

Our primary source of income is net interest income, which is the difference between the interest income generated by the loans we produce and the securities we invest in, and the interest expense produced by our interest-bearing deposits and borrowed funds. The level of net interest income we generate is influenced by a variety of factors, some of which are within our control (e.g., our mix of interest-earning assets and interest-bearing liabilities), net; and some of which are not (e.g., the level of short-term interest rates and market rates of interest, the degree of competition we face for deposits and loans, and the level of prepayment penalty income we receive). In 2011, net interest income rose $20.5 million to $1.2 billion, as a $47.1 million decline in interest income was exceeded by a $67.6 million decline in interest expense. Prepayment penalty income added $86.6 million to interest income in 2011, as a decline in market interest rates combined with the improvement in local market conditions to trigger an increase in multi-family and CRE loan demand.

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce. In 2011, our largest source of non-interest income was the income generated by our mortgage banking operation through the origination of loans for sale to GSEs. Mortgage banking income accounted for $80.7 million of total non-interest income, with income from originations accounting for $80.2 million and servicing income accounting for the rest. In addition, fee income from deposits and loans accounted for $44.9 million of 2011 non-interest income, while BOLI income and other income accounted for $28.4 million and $35.5 million, respectively. Included in other income are the revenues from the sale of third-party investment products in our branches, and revenues from our investment advisory firm, Peter B. Cannell & Co., Inc., which had $1.6 billion of assets under management at December 31, 2011.

Efficiency

The efficiency of our operation has long been a distinguishing characteristic, stemming from our focus on multi-family lending, which is broker-driven, and from the expansion of our franchise through acquisitions rather than de novo growth. For the twelve months ended December 31, 2011, our efficiency ratio was 40.03%.

Our Market

Our current market for deposits consists of the 26 counties in the five states that are served by our branch network, including all five boroughs of New York City, Nassau and Suffolk Counties on Long Island, and Westchester County in New York; Essex, Hudson, Mercer, Middlesex, Monmouth, Ocean, and Union Counties in New Jersey; Maricopa and Yavapai Counties in Arizona; Cuyahoga, Lake, and Summit Counties in Ohio; and Broward, Collier, Lee, Miami-Dade, Palm Beach, and St. Lucie Counties in Florida.

The market for the loans we produce varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, which is also home to the majority of the properties collateralizing our CRE loans. In contrast, our mortgage banking operation originates one-to-four family loans in all 50 states.

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 29.6 million, and the number of banks and thrifts we compete with currently exceeds 360. With total deposits of $22.3 billion at December 31, 2011, we ranked ninth among all bank and thrift depositories serving these 26 counties, and ranked first or second among all thrift depositories in the following counties: Queens, Richmond, and Nassau Counties in New York; Essex County in New Jersey; and Palm Beach County in Florida. (Market share information was provided by SNL Financial.)

We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms. Although we currently rank 21st among the top 25 bank holding companies in the nation, based on total assets, many of the institutions we compete with have greater financial resources than we do and serve a far broader market, which enables them to promote their products more extensively than we can.

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

We vie for deposits and customers by placing an emphasis on convenience and service. In addition to our 241 Community Bank branches and 34 Commercial Bank branches, we have 285 ATM locations, including 261 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com.

In addition to 192 traditional branches in New York, New Jersey, Florida, Ohio, and Arizona, our Community Bank currently has 42 “in-store” branches in New York and New Jersey—41 in supermarkets and one in a drug store. Because of the proximity of these branches to our traditional locations, our customers have the option of doing their banking seven days a week in many of the communities we serve. This service model is an important component of our efforts to attract and maintain deposits in a highly competitive marketplace. Of the remaining Community Bank branches, four are located on corporate campuses in New Jersey and three are customer service centers in New York.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including insurance, annuities, and mutual funds of various third-party service providers. Furthermore, customers who come to us seeking a residential mortgage can begin the application process by phone or in any branch.

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a suite of cash management products to address the needs of small and mid-size businesses, municipal and county governments, school districts, and professional associations.

Another competitive advantage is our strong community presence, with April 14, 2011 having marked the 152nd year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

Competition for Loans

Our success as a producer of multi-family, CRE, ADC, and C&I loans is substantially tied to the economic health of the markets where we lend. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans.

The competition we face for loans also varies with the type of loan we are originating. In New York City, where the majority of the buildings collateralizing our multi-family loans are located, we compete for such loans on the basis of timely service and the expertise that stems from being a specialist in our field.

Following the financial crisis in 2008, most of our competitors were either acquired or chose to step away from the multi-family lending space. As the multi-family housing market began to reflect improvement in 2011, we began to see new entrants to this market, as well as the return of certain competitors who had opted to step away during the downward cycle turn. Nonetheless, Fannie Mae and Freddie Mac continued to be our primary competition for multi-family loans in 2011, as they were in 2010 and 2009.

While we anticipate that competition for multi-family loans will continue in the future, we believe that the significant volume of multi-family loans we produced in 2011 is indicative of our ability to compete for such business as conditions in our market continue to improve. That said, no assurances can be made that we will be able to sustain or increase our level of multi-family loan production, given the extent to which it is influenced not only by competition, but also by such factors as the level of market interest rates, the availability and cost of funding, real estate values, market conditions, and the state of the economy.

Although multi-family lending remains our primary focus, we also originate CRE loans for our portfolio. Our ability to originate CRE loans was also enhanced by the exit of certain financial and non-financial institutions from our market, a factor that contributed to the growth of our portfolio in 2011 as it did in the prior two years. Our ability to compete for CRE loans on a go-forward basis depends on the same factors that impact our ability to compete for multi-family credits, and on the degree to which other CRE lenders choose to step up their loan production as the local market continues to improve.

Since the second half of 2007, we have been largely limiting our ADC lending; in addition, we have generally been limiting our production of C&I loans.

Our mortgage banking operation competes with a significant number of financial and non-financial institutions throughout the nation that also originate and aggregate one-to-four family loans for sale to GSEs. In 2011, we originated $7.2 billion of one-to-four family loans for sale.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of CRE and ADC loans, regardless of location, and of any out-of-state multi-family loans we may produce. In addition, we order an updated environmental analysis prior to foreclosing on such properties, and typically maintain ownership of the real estate we acquire through foreclosure in subsidiaries.

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

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 34 active subsidiary corporations. Of these, 22 are direct subsidiaries of the Community Bank and 12 are subsidiaries of Community Bank-owned entities.

The 22 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, NY, all the units of which were sold by December 31, 2006

NYCB Community Development Corp.	Delaware	Formed to invest in community development activities

NYCB Mortgage Company, LLC	Delaware	Originates and aggregates one-to-four family loans for sale, primarily servicing retained

Realty Funding Company, LLC	Delaware	Holding company for loan company subsidiaries

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning interests in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RCSB Corporation	New York	Owns a branch building, Ferry Development Holding Company, and Woodhaven Investments, Inc.

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

The 12 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Bronx Realty Funding Company, LLC	Delaware	A non-performing loan holding company

Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Funding Company, LLC	Delaware	Established to own Bank-owned properties

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Your New REO, LLC	Delaware	Owns a website that lists bank-owned properties for sale

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

There are 66 additional entities that are subsidiaries of a Community Bank-owned entity organized to own interests in real estate.

The Commercial Bank has six active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The two direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

There are two additional entities that are subsidiaries of the Commercial Bank that are organized to own interests in real estate.

The Company owns nine active special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Please see Note 7, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank of New York.

Personnel

At December 31, 2011, the number of full-time equivalent employees was 3,348. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. Please see the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this report.

Regulation and Supervision

General

The Community Bank is a New York State-chartered savings bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) up to applicable legal limits. The Commercial Bank is a New York State-chartered commercial bank and its deposit accounts also are insured by the DIF up to applicable legal limits. Both the Community Bank and the Commercial Bank are subject to extensive regulation and supervision by the New York State Department of Financial Services (the “NYDFS”) (formerly, the New York State Banking Department), as their chartering agency, by the Federal Deposit Insurance Corporation (the “FDIC”), as their insurer of deposits, and by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks. The Banks must file reports with the NYDFS, the FDIC, and the CFPB concerning their activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Banks are periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Banks, and their operations, and the Company’s shareholders.

The Company is required to file certain reports under, and otherwise comply with, the rules and regulations of the Federal Reserve Board of Governors (the “FRB”), the FDIC, the NYDFS, and the SEC under federal securities laws. In addition, the FRB periodically examines the Company. Certain of the regulatory requirements applicable to the Community Bank, the Commercial Bank, and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations and is qualified in its entirety by reference to the actual laws and regulations.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the current bank regulatory structure and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies.

In addition to creating the CFPB, the Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital will be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million, or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with assets of less than $15 billion. The exclusion of such proceeds will be phased in over a three-year period beginning in 2013.

The Dodd-Frank Act created a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

The Dodd-Frank Act made many additional changes in banking regulation, including: authorizing depository institutions, for the first time, to pay interest on business checking accounts; requiring originators of securitized loans to retain a percentage of the risk for transferred loans; establishing regulatory rate-setting for certain debit card interchange fees; and establishing a number of reforms for mortgage lending and consumer protection.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based not on deposits, but on the average consolidated total assets less the tangible equity capital of an insured institution. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

Many of the provisions of the Dodd-Frank Act are not yet effective. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although it is therefore difficult to predict at this time what impact the Dodd-Frank Act and the implementing regulations will have on the Company and the Banks, they may have a material impact on operations through, among other things, heightened regulatory supervision and increased compliance costs.

Basel III

During the third quarter of 2010, the Basel Committee on Banking Supervision revised the Capital Accord (“Basel III”), which narrows the definition of capital and increases capital requirements for specific exposures. The new capital requirements will be phased in over six years, beginning in 2013. If these revisions were adopted currently, we estimate they would have a minimal impact on our regulatory capital ratios, based on our current understanding of the revisions to capital qualification. We await clarification from our banking regulators as to their interpretation of Basel III and any additional requirements to the stated thresholds.

In addition, the FDIC has approved issuance of an interagency proposed rulemaking to implement certain provisions of Section 171 of the Dodd-Frank Act (“Section 171”). Section 171 provides that the capital requirements generally applicable to insured banks shall serve as a floor for other capital requirements the agencies establish. The FDIC has noted that the advanced approaches of Basel III allow for reductions in risk-based capital requirements below those generally applicable to insured banks and, accordingly, need to be modified to be consistent with Section 171.

New York State Law

The Community Bank and the Commercial Bank derive their lending, investment, and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYDFS, as limited by FDIC regulations. Under these laws and regulations, banks, including the Community Bank and the Commercial Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets. The lending powers of New York State-chartered savings banks and commercial banks are not subject to percentage-of-assets or capital limitations, although there are limits applicable to loans to individual borrowers.

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

Under New York State Banking Law, New York State-chartered stock-form savings banks and commercial banks may declare and pay dividends out of their net profits, unless there is an impairment of capital, but approval of the NYDFS Superintendent (the “Superintendent”) is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

New York State Banking Law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the NYDFS that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings or commercial bank under certain circumstances.

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

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatorily convertible securities, certain hybrid capital instruments, term subordinated debt, and the allowance for loan losses, subject to certain limitations, and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. Savings banks and commercial banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier 1 capital.

In addition, the FDIC has established regulations prescribing a minimum Tier 1 leverage capital ratio (the ratio of Tier 1 capital to adjusted average assets as specified in the regulations). These regulations provide for a minimum Tier 1 leverage capital ratio of 3% for institutions that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other institutions are required to maintain a Tier 1 leverage capital ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Institutions experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

As of December 31, 2011, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2011 appears in Note 17, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

The regulatory capital regulations of the FDIC and other federal banking agencies provide that the agencies will take into account the exposure of an institution’s capital and economic value to changes in interest rate risk in assessing capital adequacy. According to such agencies, applicable considerations include the quality of the institution’s interest rate risk management process, overall financial condition, and the level of other risks at the institution for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies’ evaluation of interest rate risk in connection with capital adequacy. Institutions that engage in specified amounts of trading activity may be subject to adjustments in the calculation of the risk-based capital requirement to assure sufficient additional capital to support market risk.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe, for the depository institutions under its jurisdiction, standards that relate to, among other things, internal controls; information and audit systems; loan documentation; credit underwriting; the monitoring of interest rate risk; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to provide it with an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, (the “FDI Act”). The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Stress Testing

On January 17, 2012, the FDIC approved a notice of proposed rulemaking that would require certain large insured depository institutions to conduct annual capital-adequacy stress tests. The proposal, to implement section 165(i)(2) of the Dodd-Frank Act, would apply to FDIC-insured state non-member banks with total consolidated assets of more than $10 billion (a “covered bank”). The proposed rule defines a stress test as a process to assess the potential impact of economic and financial conditions on the consolidated earnings, losses, and capital of the covered bank over a set planning horizon, taking into account the current condition of the covered bank and its risks, exposures, strategies, and activities.

Under the proposed rule, each covered bank would be required to conduct annual stress tests using the bank’s financial data as of September 30 of that year to assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On or before January 5th of each year, each covered bank, including the Community Bank, would be required to report to the FDIC, in the manner and form prescribed in the proposed rule, the results of the stress tests conducted by the covered bank during the immediately preceding year. Based on the information provided by a covered bank in the required report to the FDIC, as well as other relevant information, the FDIC would conduct an analysis of the quality of the covered bank’s stress test processes and related results. The FDIC envisions that feedback concerning such analysis would be provided to a covered bank through the supervisory process.

Consistent with the requirements of the Dodd-Frank Act, the proposed rule would require each covered bank to publish a summary of the results of its annual stress tests within 90 days of the required date for submitting its stress test report to the FDIC.

Real Estate Lending Standards

The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The Guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

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

Dividend Limitations

The FDIC has authority to use its enforcement powers to prohibit a savings bank or commercial bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends that will result in the institution failing to meet applicable capital requirements on a pro forma basis. The Community Bank and the Commercial Bank are also subject to dividend declaration restrictions imposed by New York State law as previously discussed under “New York State Law.”

Investment Activities

Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks, commercial banks, and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type, and in the amount, authorized for national banks. State law, FDICIA, and FDIC regulations permit certain exceptions to these limitations. For example, certain state-chartered savings banks, such as the Community Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit institutions to engage in state-authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the insurance fund. The Gramm-Leach-Bliley Act of 1999 and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

The Community Bank received grandfathering authority from the FDIC in 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Community Bank or in the event that the Community Bank converts its charter or undergoes a change in control.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution’s compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

Beginning 60 days after becoming “critically undercapitalized,” critically undercapitalized institutions also may not make any payment of principal or interest on certain subordinated debt, or extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution within 270 days after it obtains such status.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Historically, assessment rates ranged from seven to 77.5 basis points of each institution’s deposit assessment base. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base; the Community Bank’s assessment ranged within the low to middle part of that range in 2011. On September 30, 2009, the FDIC collected, from all insured institutions, a special emergency assessment of five basis points of total assets minus Tier 1 capital (capped at ten basis points of an institution’s deposit assessment base as of June 30, 2009), in order to cover losses to the DIF. The FDIC considered the need for similar special assessments during the final two quarters of 2009. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 31, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 (later extended to December 31, 2010), and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 (later extended to October 31, 2009) would be guaranteed by the FDIC through June 30, 2012 or, in certain cases, until December 31, 2012. The Banks both participated in the unlimited non-interest-bearing transaction account coverage and, together with the Company, participated in the unsecured debt guarantee program. In December 2008, the Company issued $90.0 million of fixed rate senior notes with a maturity date of June 22, 2012. In addition, the Community Bank issued $512.0 million of fixed rate senior notes with a maturity date of December 16, 2011, which was repaid on that date. The Dodd-Frank Act has provided for continued unlimited coverage for certain non-interest-bearing transaction accounts until December 31, 2012.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, leaving it, instead, to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%, which could result in our paying higher deposit insurance premiums in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly, and is based on assessable deposits for the first three quarters and on assessable assets for the fourth quarter of the year. In the calendar year ending December 31, 2011, the payment averaged 1.007 basis points of assessable deposits and 0.680 basis points of assessable assets, during the respective periods.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that would lead to termination of the deposit insurance of either of the Banks.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W promulgated thereunder. An affiliate of a savings bank or commercial bank is any company or entity that controls, is controlled by, or is under common control with, the institution, other than a subsidiary. Generally, an institution’s subsidiaries are not treated as affiliates unless they are engaged in activities as principal that are not permissible for national banks. In a holding company context, at a minimum, the parent holding company of an institution, and any companies that are controlled by such parent holding company, are affiliates of the institution. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or at least as favorable to, the institution or its subsidiary as similar transactions with non-affiliates.

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

Community Reinvestment Act

Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. While our latest rating in Florida and Ohio, two of the markets we entered in December 2009 in connection with our FDIC-assisted AmTrust acquisition, was “needs improvement,” the latest overall CRA rating for the Community Bank was “Satisfactory,” as was the latest CRA rating for the Commercial Bank.

New York State Regulation

The Community Bank and the Commercial Bank are also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The latest NYCRA rating received by the Community Bank was “outstanding” and the latest rating received by the Commercial Bank was “satisfactory.”

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $71.0 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $71.0 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $11.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the FHLB of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. Including $25.2 million of FHLB-Cincinnati stock acquired in the AmTrust acquisition and $2.7 million of FHLB-San Francisco stock acquired in the Desert Hills acquisition, the Community Bank held total FHLB stock of $482.5 million at December 31, 2011. In addition, the Commercial Bank held FHLB-NY stock of $7.8 million at that date. FHLB stock continued to be valued at par, with no impairment loss required, at that date.

For the fiscal years ended December 31, 2011 and 2010, dividends from the FHLBs to the Community Bank amounted to $19.5 million and $23.3 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $374,000 and $446,000, respectively, in the corresponding years.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the Dodd-Frank Act, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Community Bank currently maintains 51 branches in New Jersey, 25 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 123 branches in New York State.

In April 2008, the Banking Regulators in New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state-chartered banks branching within the region by eliminating duplicative host state compliance exams.

Under the Interstate MOU, the activities of branches established by the Community Bank or the Commercial Bank in New Jersey or Pennsylvania would be governed by New York State law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. For the Community Bank and the Commercial Bank, issues regarding whether a particular host state law is preempted are to be determined in the first instance by the NYDFS. In the event that the NYDFS and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the NYDFS and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

Holding Company Regulation

Federal Regulation

The Company is currently subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHCA”), as administered by the FRB.

The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In addition before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the NYDFS.

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

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to, but somewhat less stringent than, those of the FDIC for the Community Bank and the Commercial Bank. (Please see “Capital Requirements” earlier in this report.) At December 31, 2011, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase-out from inclusion as Tier 1 capital, beginning January 1, 2013. Based on the balance of cumulative preferred stock and trust preferred securities we held at December 31, 2011, and absent any reduction in that balance over the three years ending January 1, 2016, the elimination of such instruments would be expected to reduce our capital by $412.0 million, or 11.5%, at the end of the three-year phase-in, and reduce our Tier 1 leverage ratio by 105 basis points.

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

New York State Holding Company Regulation

With the addition of the Commercial Bank, the Company became subject to regulation as a “multi-bank holding company” under New York State law since it controls two banking institutions. Among other requirements, this means that the Company must receive the approval of the New York State Banking Board prior to the acquisition of 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

Acquisition of the Holding Company

Federal Restrictions

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Community Bank, and the Commercial Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would, under the BHCA, be required to obtain the FRB’s approval before acquiring more than 5% of the Company’s voting stock. Please see “Holding Company Regulation” earlier in this report.

New York State Change in Control Restrictions

In addition to the CIBCA and the BHCA, New York State Banking Law generally requires prior approval of the New York State Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution which is organized in New York.

Federal Securities Law

The Company’s common stock and certain other securities listed on the cover page of this report are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

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

Consumer Financial Protection Bureau

Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.

Mortgage Banking and Related Consumer Protection Regulations

The retail activities of banks, including our mortgage banking operation, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act and Regulation Z issued by the FRB, governing disclosures of credit terms to consumer borrowers;

•

The Home Mortgage Disclosure Act and Regulation C issued by the FRB, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act and Regulation B issued by the FRB, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act and Regulation V issued by the FRB, governing the use and provision of information to consumer reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	The Truth in Savings Act and Regulation DD issued by the FRB, which requires disclosure of deposit terms to consumers;

•	Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;

•

The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

The Electronic Funds Transfer Act and Regulation E issued by the FRB, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, the Banks’ and their subsidiaries may also be subject to certain state laws and regulations designed to protect consumers.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations will, in large measure, transfer from the Banks’ primary regulators to the CFPB. We cannot predict the effect that being regulated by a new, additional regulatory authority focused on consumer financial protection, or any new implementing regulations or revisions to existing regulations that may result from the establishment of this new authority, will have on our businesses.

Enterprise Risk Management

The Company identifies, measures, and attempts to mitigate risks that affect, or have the potential to affect, our business. Proper risk management does not achieve the elimination of all risk but, rather, keeps risks within acceptable levels, and ensures that efforts are made to prioritize identified risks. The Company uses the COSO Enterprise Risk Management—Integrated Framework to manage risk. The framework applies at all levels, from the development of the Enterprise Risk Management (“ERM”) Program to the tactical operations of the front-line business team. The framework has eight key elements:

1. Internal Environment—The internal environment sets the basis for how risk and control are viewed and addressed by the Company. Our employees, their individual attributes, including integrity, ethical values, and competence, along with the environment in which they operate, are all critical to setting a proper internal environment.

2. Objective Setting—Management sets the Company’s key objectives before proceeding to the challenge of identifying the potential events, risks, and other factors that could affect the achievement of those objectives. The ERM Program ensures that management has in place a process to set objectives and that such objectives support and align with the Company’s mission.

3. Risk Identification—The ERM Program focuses on recognizing and identifying existing risks to the core objectives of the Company, as well as risks that may arise from time to time from new business initiatives or from changes to the Company’s size, businesses, structure, personnel, or strategic interests.

4. Risk Measurement—Accurate and timely measurement of risks is a critical component of effective risk management. The sophistication of the risk measurement tools the Company uses reflects the complexity and levels of risk it has assumed. The Company periodically verifies the integrity of the measurement tools it uses. Risk measurement takes into account inherent risks (risks before controls are applied), residual risks (the level of risks remaining after controls are applied), and mitigating factors (e.g., insurance).

5. Risk Control—The Company establishes and communicates limits through policies, standards, and/or procedures that define responsibility and authority. These control limits are meaningful management tools that can be adjusted if conditions or risk tolerances change. The Company has a process to authorize exceptions or changes to risk limits when they are warranted.

6. Risk Monitoring—The Company monitors risk levels to ensure timely review of risk positions and exceptions. Monitoring reports compare actual performance metrics against benchmarks, and where applicable, against Board-established limits. Reports are produced with such frequency as management deems to be appropriate and a major effort is made to ensure that these reports are timely, accurate, and informative. These reports are distributed to appropriate individuals to ensure action, when needed.

7. Risk Response—Management addresses cases where actual risk levels are approaching or exceeding established limits, and considers alternative risk response options (taking into account appropriate cost/benefit analyses) in order to reduce residual risk to desired risk tolerances.

8. Information and Communication—Relevant information is communicated in a form and time frame that enable our employees to carry out their responsibilities. Effective communication occurs in a broader sense, flowing down, across, and up the Company, including Executive Management and, if appropriate, the applicable Board of Directors, and other relevant parties across the Company.

Risk Management Roles and Responsibilities

The proper management of risk starts at, and is driven by, the highest level within a company. The following groups play an integral role in the successful achievement of the Company’s ERM Program.

Board of Directors

The Company’s Board of Directors (the “Board”) is responsible for oversight of the Company’s overall ERM function, including, but not limited to, the approval and oversight of the execution of the ERM Program; reviewing the Company’s risk profile; and reviewing risk indicators against established risk limits, including those identified in the reports presented by the Director of ERM.

Risk Assessment Committee

The Risk Assessment Committee of the Board is responsible for assisting the Board in its oversight of the Company’s risk management framework, including the policies and procedures used to manage the following risks: credit; interest rate; liquidity; market; operational; legal/compliance; loss share compliance; reputational; and strategic.

Senior Management

Senior Management is responsible for ensuring that a risk management process with adequate resources is effectively implemented; ensuring that the corporate structure supports risk management goals; and ensuring that a risk management process is integrated into the corporate culture.

Director of Enterprise Risk Management

The Director of ERM is responsible for maintaining the Company’s overall ERM Policy; overseeing and implementing the ERM Program; reviewing each Business Process Owner’s self-risk assessment, and making recommendations regarding their risk scores; aggregating and categorizing risks; and reporting the Company’s risk profile and risk indicators to Senior Management, the Risk Assessment Committee, and the Board.

Business Process Owners

Each Business Process Owner is responsible for ensuring that proper controls are in place to prudently mitigate risk; performing periodic self-assessments of risks and controls which are reviewed by the Director of ERM; identifying changes in rules, laws, and regulations that could impact the business unit; and maintaining communication with the appropriate member(s) of senior management and the Director of ERM on emerging risk.

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

We are subject to certain risks with respect to changes in interest rates:

Changes in interest rates may adversely impact our financial condition and results of operations.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense produced by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the Federal Reserve Board of Governors. However, the yields generated by our loans and securities are typically driven by intermediate-term (i.e., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.

Changes in interest rates could also have an effect on loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and CRE loans. Because prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time.

In addition, changes in interest rates could have an effect on the slope of the yield curve. If the yield curve were to invert or become flat, our net interest income and net interest margin could contract, adversely affecting our net income and cash flows and the value of our assets.

Our use of derivative financial instruments to mitigate our interest rate exposure may not be effective and may expose us to counterparty risk.

Our mortgage banking operation is actively engaged in the origination of one-to-four family loans for sale. In accordance with our operating policies, we may use various types of derivative financial instruments, including forward rate agreements, options, and other derivative transactions, to mitigate or reduce our exposure to losses from adverse changes in interest rates in connection with this business. These activities will vary in scope based on the types of assets held, the level and volatility of interest rates, and other changing market conditions. However, no strategy can completely insulate us from the interest rate risks to which we are exposed, and there is no guarantee that any strategy we implement will have the desired impact. Furthermore, although derivatives are intended to limit losses, they may actually have an adverse impact on our earnings, which could reduce our capital and the cash available to us for distribution to our shareholders in the form of dividends. Our derivative financial instruments also expose us to counterparty risk, which is the risk that other parties to the instruments will not fulfill their contractual obligations.

We are subject to certain risks with respect to our ability to fulfill our regulatory capital requirements.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the Federal Reserve Board of Governors (the “FRB”). Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Our capital ratios can change, depending on general economic conditions, our financial condition, our risk profile, and our plans for growth. Compliance with the FRB’s capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or to expand.

Furthermore, it is possible that future regulatory changes could result in more stringent capital requirements including, among other things, an increase in the levels of regulatory capital we are required to maintain, changes in the way regulatory capital is calculated, and increases in liquidity requirements, any and all of which could adversely affect our business and our ability to expand. For example, the implementation of certain proposed regulatory changes under the Dodd-Frank Act is expected to result in the disqualification of previously issued and outstanding trust preferred securities as Tier 1 capital. Any additional requirements to increase our capital ratios or liquidity could have a material adverse effect on our financial condition, as this might necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. Such a requirement could also compel us to issue additional securities, thus diluting the value of our common stock.

In addition, failure to meet the established capital requirements could result in the FRB placing limitations or conditions on our activities and further restricting the commencement of new activities. The failure to meet applicable capital guidelines could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

We are subject to certain risks with respect to liquidity.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are deposits, including those we gather organically through our branch network, those we acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB and various Wall Street brokerage firms; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time.

Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. In addition, replacing funds in the event of large-scale withdrawals of brokered deposits could require us to pay significantly higher interest rates on retail deposits or other wholesale funding sources, which would have an adverse impact on our net interest income and net income. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

We are subject to credit risk:

Credit risk stemming from our held-for-investment lending activities:

The loans we originate for investment are primarily multi-family loans and, to a lesser extent, CRE loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than one-to-four family mortgage loans. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

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

We also originate ADC and C&I loans for investment, although to a far lesser degree than we originate multi-family and CRE loans. ADC financing typically involves a greater degree of credit risk than longer-term financing on multi-family and CRE properties. Risk of loss on an ADC loan largely depends upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards, an error in such estimates, among other factors, could have a material adverse effect on the quality of our ADC loan portfolio, thereby resulting in material losses or delinquencies.

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

Although our losses have been comparatively limited, despite the economic weakness in our markets, we cannot guarantee that this record will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a further decline in real estate values and/or a further increase in unemployment, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our further increasing our provision for losses on non-covered loans. Either of these events would have an adverse impact on our net income.

Credit risk stemming from our covered loan portfolio:

The credit risk associated with the loans and OREO we acquired in our AmTrust and Desert Hills acquisitions is largely mitigated by our loss sharing agreements with the FDIC. Nonetheless, these assets are not without risk. Although the loans and OREO we acquired were initially accounted for at fair value, there is no assurance that they will not become impaired, which could result in their being charged off. Fluctuations in national, regional, and local economic conditions may increase the level of charge-offs on the loans we acquired in these transactions, and would therefore have an adverse impact on our net income. Such fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

In addition, although our loss sharing agreements call for the FDIC to bear a significant portion of any losses related to the acquired loan portfolios, we are not protected from all losses resulting from charge-offs with respect to the acquired loans. Also, the loss sharing agreements have limited terms. Charge-offs we experience on covered loans after the terms of the loss sharing agreements end may not be fully recoverable and this, too, could have an adverse impact on our net income.

Furthermore, the FDIC has the right to refuse or delay payment for losses on our covered loans if the loss sharing agreements are not managed in accordance with their terms.

Credit risk stemming from the geographic concentration of our held-for-investment loan portfolio:

Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing the loans we originate for investment, and the businesses of the customers to whom we make C&I loans, are located.

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region or by changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents due to such factors, or for other reasons, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income.

Risks with respect to our allowance for losses on non-covered loans:

In addition to mitigating credit risk through our underwriting process, we attempt to mitigate such risk through the establishment of an allowance for losses on non-covered loans. The process of determining whether or not this allowance is sufficient to cover potential non-covered loan losses is based on our evaluation of inherent losses in the held-for-investment loan portfolio, which requires that management make certain assumptions, estimates, and judgments regarding several factors, including the current and historical performance of the portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

If our assumptions, estimates, and judgments regarding such matters prove to be incorrect, our allowance for losses on such loans might not be sufficient, and additional non-covered loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, as we continue to grow our held-for-investment loan portfolio, it may be necessary to increase the allowance for losses on such loans by making additional provisions, which also could adversely impact our operating results. Furthermore, bank regulators may require us to make a provision for non-covered loan losses or otherwise recognize further loan charge-offs following their periodic review of our held-for-investment loan portfolio, our underwriting procedures, and our allowance for losses on such loans. Any increase in the non-covered loan loss allowance or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

For more information regarding our allowance for losses on non-covered loans in recent periods, please see “Allowance for Losses on Non-Covered Loans” in the discussion of “Critical Accounting Policies” and the discussion of “Asset Quality” that appear in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” later in this report.

We are subject to certain risks with respect to our dividend policy:

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

If we defer payments on our trust preferred capital debt securities or are in default under the related indentures, we will be prohibited from paying dividends or distributions on our common stock.

The terms of our outstanding trust preferred capital debt securities prohibit us from (1) declaring or paying any dividends or distributions on our capital stock, including our common stock; or (2) purchasing, acquiring, or making a liquidation payment on such stock, under the following circumstances: (a) if an event of default has occurred and is continuing under the applicable indenture; (b) if we are in default with respect to a guarantee payment under the guarantee of the related trust preferred securities; or (c) if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced, or a deferral period is continuing. In addition, without notice to, or consent from, the holders of our common stock, we may issue additional series of trust preferred capital debt securities with similar terms, or enter into other financing agreements that limit our ability to pay dividends on our common stock.

The extensive laws, regulations, and regulatory enforcements to which we are subject pose certain risks:

We are subject to certain risks with respect to our ability to comply with certain laws and regulations.

We are subject to regulation, supervision, and examination by the following entities: (1) the NYDFS, the chartering authority for both the Community Bank and the Commercial Bank; (2) the FDIC, as the insurer of the Banks’ deposits; (3) the Federal Reserve Bank of New York, in accordance with objectives and standards of the U.S. Federal Reserve System; and (4) the CFPB, which was established in 2011 under Dodd-Frank and given broad authority to regulate financial service providers and financial products.

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

The broader regulatory regime established under the Dodd-Frank Act may adversely affect our business and our results of operations.

The enactment of the Dodd-Frank Act in July 2010 significantly changed the regulation of the financial services industry. In addition to creating the CFPB, the Act established new standards relating to regulatory oversight of systemically important financial institutions, derivatives transactions, asset-backed securitization, and mortgage underwriting, and limited the revenues banks can derive from debit card interchange fees. Extensive regulatory guidance is needed to implement and clarify many of the provisions of the Dodd-Frank Act and, although certain U.S. agencies have begun to initiate the required administrative processes, it is still too early in those processes to fully assess the impact of this legislation on our business, the rest of the banking industry, and the broader financial services industry.

Additional legislative and regulatory proposals may adversely affect our business and results of operations.

In addition to the numerous regulatory actions expected in connection with the implementation of the Dodd-Frank Act, additional legislative and regulatory proposals are being considered by the U.S. Congress and various federal regulators that also may significantly impact the financial services industry and our business. For example, the Federal Reserve Bank has proposed guidance on incentive compensation at the banking organizations it regulates, and the U.S. Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banks. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address the continuing economic weakness, could have an adverse impact on our results of operations, our ability to fill positions with the most qualified candidates available, and our ability to maintain our dividend.

Furthermore, the current Administration has announced plans to dramatically transform the role of government in the U.S. housing market, including by winding down Fannie Mae and Freddie Mac, and by reducing other government support to such markets. Congressional leaders have voiced similar plans for future legislation. It is too early to determine the nature and scope of any legislation that may develop along these lines, or what roles Fannie Mae and Freddie Mac or the private sector will play in future housing markets. However, it is possible that legislation will be proposed over the near term that would result in the nature of GSE guarantees being considerably limited relative to historical measurements, which could have broad adverse implications for the market and significant implications for our business.

Our enterprise risk management framework may not be effective in mitigating the risks we are subject to or in reducing the potential for losses in connection with such risks.

As a financial institution, we are subject to a number of risks, including credit, interest rate, liquidity, market, operational, legal/compliance, loss sharing compliance, reputational, and strategic. Our enterprise risk management framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

For example, recent economic conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and remain a component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future, either through negotiated transactions or FDIC-assisted acquisitions.

However, our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete negotiated transactions on acceptable terms and at acceptable prices; (3) our ability to bid competitively for FDIC-assisted transactions; (4) our ability to receive the necessary regulatory approvals; and (5) when, required, our ability to receive the necessary shareholder approvals.

Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on our financial condition and results of operations. As acquisitions have been a significant source of deposits, the inability to complete a business combination could require that we increase the interest rates we pay on deposits in order to attract such funding through our current branch network, or that we increase our use of wholesale funds. Increasing our cost of funds could adversely impact our net interest income, and therefore our results of operations. Furthermore, the funding we obtain in acquisitions is generally used to fund our loan production or to reduce our higher funding costs. The absence of an acquisition could therefore impact our ability to meet our loan demand.

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

Any of these factors, among others, could adversely affect our ability to achieve the anticipated benefits of any acquisitions we undertake and could adversely affect our financial condition and results of operations, perhaps materially.

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

Economic conditions could adversely affect our financial condition and results of operations.

Financial institutions continue to be affected by economic weakness in the form of high unemployment and soft real estate values. Although we have taken, and continue to take, steps to reduce our exposure to the risks that stem from such conditions, we nonetheless could be impacted by them to the degree that they affect the loans we originate, the securities we invest in, and our portfolios of covered and non-covered loans.

Declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment of securities, which would reduce our earnings and, therefore, our capital. Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from high unemployment, among other economic conditions, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. Further deterioration in economic conditions also could subject us and our industry to increased regulatory scrutiny and could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowances; this, in turn, could necessitate an increase in our provisions for loan losses, which would reduce our earnings and capital. Additionally, continued economic weakness could reduce the demand for our products and services, which would adversely impact our liquidity and the revenues we produce.

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

Our success as a competitor depends on a number of factors, including our ability to develop, maintain, and build long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations and extended hours of service; access, in the form of alternative delivery channels, such as online banking, banking by phone, and ATMs; a broad and diverse selection of products and services; interest rates and service fees that compare favorably with those of our competitors; and skilled and knowledgeable personnel to assist our customers with their financial needs. External factors that may impact our ability to compete include changes in local economic conditions and real estate values, changes in interest rates, and the consolidation of banks and thrifts within our marketplace.

In addition, our mortgage banking operation originates one-to-four family loans for sale throughout the nation, and therefore competes nationally with other major banks and mortgage brokers for this business.

The level of revenues we produce is unpredictable.

The net interest income we produce includes prepayment penalty income, which depends on the volume of loans that refinance or prepay. Such activity is largely dependent on current market conditions, the perceived or actual direction of market interest rates, and the contractual repricing and maturity dates of our multi-family and CRE loans. As a result, the level of prepayment penalty income we record will vary from period to period, and is difficult to predict.

Similarly, the revenues we generate in the form of net interest income are complemented by the non-interest income we produce. Our primary source of non-interest income is the mortgage banking income we generate through our origination of one-to-four-family loans for sale, which includes income from originations and servicing income. The level of mortgage banking income we produce depends on various factors, including the level of residential market interest rates, the level of refinancing activity and new home sales, conditions in the U.S. housing market, and competition with other banks and mortgage banking firms. As a result, the mortgage banking income we produce is unpredictable in nature and also may vary from one period to the next.

We are subject to certain risks in connection with our use of technology:

Our security measures may not be sufficient to mitigate the risk of a cyber attack.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.

In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients, or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Also, we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain.

In addition, we routinely transmit and receive personal, confidential, and proprietary information by e-mail and other electronic means. We have discussed and worked with our customers, clients, and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information. Any interception, misuse, or mishandling of personal, confidential, or proprietary information being sent to or received from a customer, client, or counterparty could result in legal liability, regulatory action, and reputational harm, and could have a significant adverse effect on our competitive position, financial condition, and results of operations.

Our security measures may not protect us from systems failures or interruptions.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

We may not be able to keep pace with changes in bank technology.

Financial products and services have become increasingly technology-driven. To some degree, our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on our ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so on our part could have a material adverse impact on our business and therefore on our financial condition and results of operations.

Our goodwill may become impaired.

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

The results of our most recent internal stress test might not accurately predict the impact of a decline in economic conditions on our financial condition.

We regularly perform an internal analysis of our capital position. In doing so, we apply many of the same methodologies that the U.S. Treasury applies in estimating our loan losses, the resources available to us to absorb such losses, and any necessary additions to capital that could be required, in periods of economic stress. The assumptions we utilize for our stress tests may not be the same as those used by our regulators or others, and may include less severe loss assumptions than those under “more adverse” stress test scenarios. Accordingly, results of our stress tests may not be comparable to the results of stress tests performed by others (including those performed by our regulators), and our estimates for loan losses or other losses based on such testing may be lower than those derived by using other assumptions.

The results of our internal stress tests involve many assumptions about the economy, future loan losses, and default rates, and may not accurately reflect the impact on our financial condition if the economy does not improve or deteriorates. Deterioration of the economy could result in our recording significantly higher credit losses than those predicted by our internal stress tests, and could have a corresponding impact on our financial condition and capital.

We are subject to risks associated with taxation.

The amount of income taxes we are required to pay on our earnings is based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements, based on our results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. We may take tax return filing positions for which the final determination of tax is uncertain. Our net income and earnings per share may be reduced if a federal, state, or local authority assesses additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate either due to a change in tax law, a change in regulatory or judicial guidance, or an audit assessment that denies previously recognized tax benefits.

We may be required to pay significantly higher FDIC premiums, special assessments, or taxes that could adversely affect our earnings.

Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits in recent years. As a result, we may be required to pay significantly higher premiums or additional special assessments or taxes that could adversely affect our earnings. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the higher levels imposed in 2011. These increases and any future increases or required prepayments in FDIC insurance premiums or taxes may have a material adverse affect on our results of operations.

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

Damage to our reputation could significantly harm the businesses we engage in, as well as our competitive position and prospects for growth.

Our ability to attract and retain investors, customers, clients, and employees could be adversely affected if our reputation were damaged. Significant harm to our reputation could arise from many sources, including employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, compliance failures, unethical behavior, unintended disclosure of confidential information, and the activities of our clients, customers, and/or counterparties. Actions by the financial services industry in general, or by certain entities or individuals within it, also could have a significantly adverse impact on our reputation.

Our actual or perceived failure to address various issues also could give rise to reputational risk that could significantly harm us and our business prospects, including failure to properly address operational risks. These issues include legal and regulatory requirements; privacy; properly maintaining customer and associated personal information; record keeping; protecting against money-laundering; sales and trading practices; ethical issues; and the proper identification of the legal, reputational, credit, liquidity, and market risks inherent in our products and services.

We are subject to certain risks with respect to the value of our common stock.

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects. Among other factors, these risks may be affected by:

•	Operating results that vary from the expectations of our management or of securities analysts and investors;

•	Developments in our business or in the financial services sector generally;

•	Regulatory or legislative changes affecting our industry generally or our business and operations;

•	Operating and securities price performance of companies that investors consider to be comparable to us;

•	Changes in estimates or recommendations by securities analysts or rating agencies;

•	Announcements of strategic developments, acquisitions, dispositions, financings, and other material events by us or our competitors;

•	Changes or volatility in global financial markets and economies, general market conditions, interest or foreign exchange rates, stock, commodity, credit, or asset valuations; and

•	Significant fluctuations in the capital markets.

Although the economy showed some signs of improvement in 2011, renewed economic or market turmoil could occur in the near or long term, which could negatively affect our business, our financial condition, and our results of operations, as well as volatility in the price and trading volume of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

In addition to owning certain branches and other bank business facilities, we also lease a majority of our branch offices and facilities under various lease and license agreements that expire at various times. (Please see Note 9, “Commitments and Contingencies: Lease and License Commitments” in Item 8, “Financial Statements and Supplementary Data”). We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of our business, we are defendants in or parties to a number of legal proceedings. We believe we have meritorious defenses with respect to these cases and intend to defend them vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the New York Stock Exchange (the “NYSE”) under the symbol “NYB.”

At December 31, 2011, the number of outstanding shares was 437,344,796 and the number of registered owners was approximately 13,500. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2011 and 2010:

		Market Price
	Dividends Declared per Common Share	High	Low	Close
2011
1st Quarter	$0.25	$19.23	$17.10	$17.26
2nd Quarter	0.25	17.55	14.66	14.99
3rd Quarter	0.25	15.67	11.45	11.90
4th Quarter	0.25	13.65	11.13	12.37

2010
1st Quarter	$0.25	$17.44	$14.24	$16.54
2nd Quarter	0.25	18.19	14.40	15.27
3rd Quarter	0.25	17.81	14.93	16.25
4th Quarter	0.25	19.32	16.09	18.85

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On July 1, 2011, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph provides a comparison of total shareholder returns on the Company’s common stock since December 31, 2006 with the cumulative total returns of a broad market index and a peer group index. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE. The peer group index chosen was the SNL U.S. Bank and Thrift Index, which currently is comprised of 472 bank and thrift institutions, including the Company. The data for the indices included in the graph were provided by SNL Financial.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DEC. 31, 2006

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2011

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011

New York Community Bancorp, Inc.	$100.00	$115.77	$83.67	$110.88	$152.98	$107.35

S&P Mid-Cap 400 Index	$100.00	$107.97	$68.84	$94.57	$119.77	$117.70

SNL U.S. Bank and Thrift Index	$100.00	$76.26	$43.85	$43.27	$48.30	$37.56

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, merger transactions and the exercise of stock options.

During the three months ended December 31, 2011, we allocated $927,000 toward share repurchases, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: October 1, 2011 through October 31, 2011	15,926	$12.73	15,926	818,176
Month #2: November 1, 2011 through November 30, 2011	1,600	11.57	1,600	816,576
Month #3: December 1, 2011 through December 31, 2011	58,683	12.02	58,683	757,893

Total	76,209	$12.16	76,209

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to five million shares. Of this amount, 757,893 shares were still available for repurchase at December 31, 2011. Shares may be repurchased on the open market or in privately negotiated transactions until completion or the Board’s earlier termination of the repurchase authorization.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2011	2010(1)	2009(2)	2008	2007(3)
EARNINGS SUMMARY:
Net interest income (4)	$1,200,421	$1,179,963	$905,325	$675,495	$616,530
Provision for losses on non-covered loans	79,000	91,000	63,000	7,700	—
Provision for losses on covered loans(5)	21,420	11,903	—	—	—
Non-interest income	235,325	337,923	157,639	15,529	111,092
Non-interest expense:
Operating expenses	574,683	546,246	384,003	320,818	299,575
Debt repositioning charges	—	—	—	285,369	3,190
Amortization of core deposit intangibles	26,066	31,266	22,812	23,343	22,758
Income tax expense (benefit)	254,540	296,454	194,503	(24,090)	123,017
Net income	480,037	541,017	398,646	77,884	279,082
Basic earnings per share	$1.09	$1.24	$1.13	$0.23	$0.90
Diluted earnings per share	1.09	1.24	1.13	0.23	0.90
Dividends paid per common share	1.00	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets	1.17%	1.29%	1.20%	0.25%	0.94%
Return on average stockholders’ equity	8.73	10.03	9.29	1.86	7.13
Operating expenses to average assets	1.40	1.31	1.15	1.03	1.01
Average stockholders’ equity to average assets	13.38	12.89	12.89	13.41	13.21
Efficiency ratio (4)	40.03	35.99	36.13	46.43	41.17
Interest rate spread (4)	3.37	3.45	2.98	2.25	2.11
Net interest margin (4)	3.46	3.45	3.12	2.48	2.38
Dividend payout ratio	91.74	80.65	88.50	434.78	111.11
BALANCE SHEET SUMMARY:
Total assets	$42,024,302	$41,190,689	$42,153,869	$32,466,906	$30,579,822
Loans, net of allowances for loan losses	30,152,154	29,041,595	28,265,208	22,097,844	20,270,454
Allowance for losses on non-covered loans	137,290	158,942	127,491	94,368	92,794
Allowance for losses on covered loans(5)	33,323	11,903	—	—	—
Securities	4,540,516	4,788,891	5,742,243	5,901,493	5,743,901
Deposits	22,274,130	21,809,051	22,316,411	14,375,648	13,235,801
Borrowed funds	13,960,413	13,536,116	14,164,686	13,496,710	12,915,672
Stockholders’ equity	5,565,704	5,526,220	5,366,902	4,219,246	4,182,313
Common shares outstanding	437,344,796	435,646,845	433,197,332	344,985,111	323,812,639
Book value per share (6)	$12.73	$12.69	$12.40	$12.25	$12.95
Stockholders’ equity to total assets	13.24%	13.42%	12.73%	13.00%	13.68%
ASSET QUALITY RATIOS (excluding covered assets):
Non-performing non-covered loans to total non-covered loans	1.28%	2.63%	2.47%	0.51%	0.11%
Non-performing non-covered assets to total non-covered assets	1.07	1.77	1.41	0.35	0.07
Allowance for losses on non-covered loans to non-performing non-covered loans	42.14	25.45	22.05	83.00	418.14
Allowance for losses on non-covered loans to total non-covered loans	0.54	0.67	0.55	0.43	0.46
Net charge-offs to average loans	0.35	0.21	0.13	0.03	0.00
ASSET QUALITY RATIOS (including covered assets): (5)
Total non-performing loans to total loans	2.30	3.52	2.23	—	—
Total non-performing assets to total assets	1.97	2.61	1.54	—	—
Allowances for loan losses to total non-performing loans	25.34	17.34	20.10	—	—
Allowances for loan losses to total loans	0.58	0.61	0.45	—	—

(1)	The Company acquired certain assets and assumed certain liabilities of Desert Hills Bank on March 26, 2010. Accordingly, the Company’s 2010 earnings reflect combined operations from that date.
(2)	The Company acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) on December 4, 2009. Accordingly, the Company’s 2009 earnings reflect combined operations from that date.
(3)	The Company completed three business combinations in 2007: the acquisition of PennFed Financial Services, Inc. on April 2nd; the acquisition of Doral Bank, FSB’s branch network in New York City and certain assets and liabilities on July 26th; and the acquisition of Synergy Financial Group, Inc. on October 1st. Accordingly, the Company’s 2007 earnings reflect nine months, five months, and three months of combined operations with the respective institutions.
(4)	The 2008 amount/measure reflects the impact of a $39.6 million debt repositioning charge that was recorded in interest expense.
(5)	Prior to the AmTrust acquisition on December 4, 2009, the Company had no covered assets.
(6)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding at December 31, 2009, 2008, and 2007. (Please see the definition of “book value per share” in the Glossary earlier in this report.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

The U.S. economy showed certain signs of improvement in 2011, as the unemployment rate declined to 8.5% at the end of December from 9.4% at December 31, 2010. Although unemployment rates declined in Florida, Arizona, and Ohio—three of the five states served by our branch network—the unemployment rates held steady in New York and New Jersey, the other two. In New York City, where most of our branches and the properties securing our multi-family and commercial real estate loans are located, unemployment rose two basis points, to 8.8%.

Nonetheless, the year-over-year rise in unemployment in New York City occurred in tandem with improvements in certain other local economic indices. For example, personal bankruptcy filings throughout Metro New York fell 9.2% over the course of 2011, while business bankruptcy filings declined 25.2%. Furthermore, in Manhattan, which is home to 34.4% and 52.6%, respectively, of our multi-family and commercial real estate credits, the office vacancy rate improved to 10.4% at December 31, 2011 from 11.9% at December 31, 2010.

While our market for multi-family and commercial real estate loans strengthened in 2011, the much broader market for the one-to-four family loans we produce for sale generally did not. Average home prices fell 4.0% year-over-year throughout the U.S. in 2011, according to the S&P/Case-Shiller Home Price Indices, and the volume of new home sales declined to a 48-year low, according to a U.S. Commerce Department report. In addition, refinancing activity declined in the first half of the year, as residential market interest rates increased, but picked up again in the second half as such interest rates declined.

Against this backdrop, and by adhering to our long-held business model, we generated solid earnings for the year. Among the factors contributing to the strength of our 2011 performance were:

•

A significant increase in the volume of multi-family and commercial real estate loans originated for investment, as the decline in market interest rates triggered an increase in refinancing activity, as well as an increase in property purchases and sales;

•

A significant increase in prepayment penalty income, as refinancing activity rose year-over-year in New York City, where most of the properties securing our multi-family and commercial real estate loans are located;

•

A continued, albeit modest, decline in our cost of funds, as the federal funds rate was maintained in the range of zero to 0.25% throughout 2011, and as the liquidity provided by the repayment and sale of loans and securities enabled us to refrain from pricing our deposits higher to compete for such funds with our peers;

•	The stability of our net interest margin at a time when margins were being pressured;

•	An improvement in the quality of our non-covered assets, as market conditions improved in our primary lending market; and

•	A reduction in staff in the fourth quarter of 2011, which tempered the impact of a year-over-year increase in non-interest expense.

These contributing factors were only partly offset by the factors that follow:

•	The replenishment of the loan portfolio at lower yields as market interest rates declined and refinancing activity increased;

•

A reduction in the volume of one-to-four family loans originated for sale as residential mortgage interest rates rose in the first six months of 2011, and as the purchase of new homes and refinancing activity were discouraged by continued economic weakness and high unemployment throughout the U.S.;

•

A reduction in mortgage banking income, reflecting the aforementioned decline in one-to-four family loan production and the expiration of our subservicing arrangement with the FDIC in the fourth quarter of 2010; and

•

An increase in operating expenses, partly reflecting an increase in our FDIC deposit insurance premiums as well as the legal and other costs associated with the acquisition and management of foreclosed real estate.

As a result of these factors, and others described later in this report, we generated earnings of $480.0 million, or $1.09 per diluted share, in 2011 and, at the end of the year, recorded assets of $42.0 billion, including loans and securities of $30.3 billion and $4.5 billion; deposits of $22.3 billion; and stockholders’ equity of $5.6 billion. In addition, our tangible stockholders’ equity totaled $3.1 billion, representing 7.78% of tangible assets, after distributing cash dividends of $436.9 million over the course of the year. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear later in this report.)

Recent Events

Dividend Declaration

On January 24, 2012, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 17, 2012 to shareholders of record at the close of business on February 7, 2012.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses; the valuation of loans held for sale; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance for deferred tax assets.

The judgments used by management in applying these critical accounting policies may be influenced by a further and prolonged deterioration in the economic environment, which may result in changes to future financial results. In addition, the current economic environment has increased the degree of uncertainty inherent in our judgments, estimates, and assumptions.

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans is increased by provisions for non-covered loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Although non-covered loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted below, the process for establishing the allowance for losses on non-covered loans is the same for each of the Community Bank and the Commercial Bank. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on our evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and are comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to non-covered loans individually evaluated for impairment in our portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis.

We generally measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of the estimated costs to sell, or the present value of the expected cash flows, is less than the recorded investment in the loan.

We also follow a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories we maintain. Our historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to:

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

In recognition of prevailing macroeconomic and real estate market conditions, the time periods considered for historical loss experience continue to be the last three years and the current period. We also evaluate the sufficiency of the overall allocations used for the allowance for losses on non-covered loans by considering the loss experience in the current and prior calendar year.

The process of establishing the allowance for losses on non-covered loans also involves:

•	Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

•

Assessment of the aforementioned factors by the pertinent members of the Boards of Directors and executive management when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

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

We charge off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. Generally, the time period in which this assessment is made is within the same quarter that the loan is considered impaired and quarterly thereafter. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date we received notification that the borrower has filed for bankruptcy.

The level of future additions to the respective non-covered loan loss allowances is based on many factors, including certain factors that are beyond management’s control such as changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

Allowance for Losses on Covered Loans

We have elected to account for the loans acquired in the AmTrust and Desert Hills acquisitions (i.e., our covered loans) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we will maintain the integrity of a pool of multiple loans accounted for as a single asset and with a single composite interest rate and an aggregate expectation of cash flows.

Under our loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, we periodically perform an analysis to estimate the expected cash flows for each of the loan pools. We record a provision for losses on covered loans to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages.

Please see Note 4, “Loans” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of our allowance for losses on covered loans as well as additional information about our allowance for losses on non-covered loans.

Loans Held for Sale

We carry at fair value the one-to-four family mortgage loans we originate for sale to investors. The fair value of such loans is primarily based on quoted market prices for securities backed by similar types of loans. Changes in fair value, which are recorded as a component of mortgage banking income, are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with mortgage loans held for sale. In addition, we use various derivative instruments to mitigate the economic effect of changes in the fair value of the underlying loans.

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive loss, net of tax (“AOCL”).

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” Currently, the goodwill impairment analysis is a two-step test. (Please see “Significant Accounting Policies” under Note 2, “Impact of Recent Accounting Pronouncements,” in Item 8, “Financial Statements and Supplementary Data” regarding changes in accounting guidance relating to goodwill impairment testing.) The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting segment for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting segment, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting segment were being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting segment, there is no impairment. If the carrying amount of goodwill assigned to a reporting segment exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting segment, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. All of our recorded goodwill has resulted from prior acquisitions and, accordingly, is attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as this operation was acquired in our FDIC-assisted AmTrust Bank (“AmTrust”) acquisition, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, we determined the carrying value of the Banking Operations segment to be the carrying value of the Company and compared it to the fair value of the Banking Operations segment as the fair value of the Company.

We performed our annual goodwill impairment test as of December 31, 2011 and found no indication of goodwill impairment at that date.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the carryforward of certain tax attributes such as net operating losses. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing the need for a valuation allowance, we estimate future taxable income, considering the prudence and feasibility of tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. Subsequently recognized tax benefits associated with valuation allowances recorded in a business combination would be recorded as an adjustment to goodwill.

In July 2009, new tax laws were enacted that were effective for the determination of our New York City income tax liability beginning in calendar year 2009. In general, these laws conformed the New York City tax rules to those of New York State. These tax laws include a provision that requires the inclusion of income earned by a subsidiary taxed as a real estate investment trust (“REIT”) for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. The law provided for 25% of such income to be excluded from tax in 2009 and 2010; beginning in 2011, the income earned by a subsidiary taxed as a REIT was fully taxable. As a result of certain earlier business combinations, we have six REIT subsidiaries that have been subject to this tax provision since 2009.

In August 2010, new tax laws were enacted by the State and City of New York that repealed the preferential deduction for bad debts that had been permitted in the determination of our New York State and City income tax liabilities. These laws have been applied to the determination of our tax liability since calendar year 2010.

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2011, our assets totaled $42.0 billion, reflecting an $833.6 million increase from the balance at December 31, 2010. Loans rose $1.1 billion year-over-year, to $30.3 billion, more than offsetting the impact of a $248.4 million decline in the balance of securities to $4.5 billion.

Borrowed funds rose $424.3 million year-over-year, to $14.0 billion, the net effect of a $938.5 million increase in wholesale borrowings to $13.4 billion and a $514.2 million decline in other borrowings. Total deposits also rose, to $22.3 billion, as a $461.9 million decline in certificates of deposit (“CDs”) to $7.4 billion was exceeded by a $927.0 million increase in core deposits to $14.9 billion. Core deposits consist of NOW and money market accounts, savings accounts, and non-interest-bearing deposits, i.e., all deposits other than CDs.

Stockholders’ equity rose $39.5 million year-over-year, to $5.6 billion, representing 13.24% of total assets and a book value per share of $12.73. Tangible stockholders’ equity rose $65.6 million year-over-year, to $3.1 billion, representing 7.78% of tangible assets and a tangible book value per share of $7.04. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear later in this report.)

Loans

Loans represented $30.3 billion, or 72.1%, of total assets at December 31, 2011, an increase from $29.2 billion, or 70.9%, of total assets at December 31, 2010. Included in the balance at December 31, 2011 were covered loans of $3.8 billion and non-covered loans of $26.5 billion. Included in non-covered loans were $25.5 billion of loans held for investment and $1.0 billion of loans held for sale.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills Bank (“Desert Hills”) acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At $3.8 billion, covered loans represented 12.4% of total loans at December 31, 2011, and were down $544.8 million from the balance at December 31, 2010.

One-to-four family loans represented $3.4 billion of total covered loans at the end of this December, with all other types of covered loans representing $386.6 million, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold with respect to covered loans and covered other real estate owned (“OREO”).

In 2011, we recorded a provision for losses on covered loans of $21.4 million, as compared to $11.9 million in 2010. The increase was largely attributable to credit deterioration in the portfolio of C&I loans acquired in the Desert Hills acquisition and in the portfolios of HELOCs acquired in the acquisitions of both AmTrust and Desert Hills. The respective provisions were largely offset by FDIC indemnification income of $17.6 million and $11.3 million, recorded in non-interest income in the corresponding years.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at December 31, 2011:

(in thousands)
California	$657,909
Florida	630,284
Arizona	362,793
Ohio	235,298
Massachusetts	168,153
Michigan	165,310
Illinois	129,286
New York	113,745
Nevada	97,109
Texas	96,046
Maryland	88,700
New Jersey	83,432
Washington	82,370
Colorado	82,062
All other states	760,534

Total covered loans	$3,753,031

Loan Maturity and Repricing: Covered Loans

The following table sets forth the maturity or period to repricing of our covered loan portfolio at December 31, 2011. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

	Covered Loans at December 31, 2011
(in thousands)	One-to-Four Family	All Other Loans	Total Loans
Amount due:
Within one year	$1,918,717	$336,956	$2,255,673
After one year:
One to five years	172,306	37,312	209,618
Over five years	1,275,433	12,307	1,287,740

Total due or repricing after one year	1,447,739	49,619	1,497,358

Total amounts due or repricing, gross	$3,366,456	$386,575	$3,753,031

The following table sets forth, as of December 31, 2011, the dollar amount of all covered loans due after December 31, 2012, and indicates whether such loans have fixed or adjustable rates of interest.

	Due after December 31, 2012
(in thousands)	Fixed	Adjustable	Total
One-to-four family	$1,058,258	$389,481	$1,447,739
All other loans	18,038	31,581	49,619

Total loans	$1,076,296	$421,062	$1,497,358

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $25.5 billion at December 31, 2011, representing 84.2% of total loans and 60.7% of total assets, and a $1.8 billion, or 7.6%, increase from the balance recorded at December 31, 2010. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of ADC loans, one-to-four family loans, and other loans. C&I loans comprise the bulk of our “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, were acquired in our business combinations prior to 2009.

Originations of held-for-investment loans rose to $9.0 billion in 2011 from $4.3 billion in 2010. The increase reflects the continued improvement in the Metro New York market where the vast majority of our held-for-investment loans are originated, as well as a year-over-year decline in market interest rates. As market interest rates declined, property transactions and refinancing activity increased, particularly in the markets for our multi-family and CRE loans. While portfolio growth was limited by an increase in repayments, we benefited from the related rise in prepayment penalty income, as further discussed under “Net Interest Income” later in this report.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $5.8 billion, or 64.1%, of the loans we produced for investment in 2011, a $3.2 billion, or 127.1%, increase from the volume produced in 2010. At December 31st, the balance of multi-family loans represented $17.4 billion, or 68.3%, of total non-covered loans held for investment, reflecting a year-over-year increase of $622.7 million. The average multi-family loan at that date had a principal balance of $4.0 million and the portfolio had an average loan-to-value (“LTV”) ratio of 51.5%, based on appraisals that primarily were received at the time of origination.

The vast majority of our multi-family loans are made to long-term owners of buildings with apartments that are subject to rent regulation, and therefore feature below-market rents. Our borrowers typically use the funds we provide to make improvements to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows to borrow against in future years. We also make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Notably, the expected weighted average life of the multi-family loan portfolio was 3.3 years at December 31, 2011, as compared to 4.1 years at December 31, 2010. While refinancing activity had been constrained by uncertainty in the real estate market in the wake of the economic crisis, the increase in such activity in 2011 resulted in the year-over-year reduction in the expected weighted average life of our multi-family loan portfolio.

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

Prepayment penalties are recorded as interest income and are therefore reflected in the average yields on our loans and assets, our interest rate spread and net interest margin, and the level of net interest income we record. No assumptions are involved in the recognition of prepayment penalty income, as such income is only recorded when cash is received.

Our success as a multi-family lender partly reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the cash flows produced by the properties. Because the multi-family market is largely broker-driven, the process of producing such loans is expedited, with loans generally taking four to six weeks to process, and the related expenses being substantially reduced.

At December 31, 2011, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 79.2% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 6.0%, with New Jersey and Pennsylvania accounting for 7.9% and 2.9%, respectively. The remaining 3.9% of multi-family loans were secured by buildings outside these markets.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative LTV ratios our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses during the most recent downturn in the credit cycle, as well as historically.

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

Accordingly, while our multi-family lending niche has not been immune to the downturn of the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, we believe that they are reasonably likely to retain their tenants in adverse economic times. In addition, we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties, and exclude any partial property tax exemptions and abatement benefits the property owners receive.

Commercial Real Estate Loans

In 2011, CRE loans represented $2.4 billion, or 26.3%, of loans originated for investment, a $1.4 billion, or 149.4%, increase from the volume produced in the prior year. Although the growth of the portfolio was somewhat tempered by the level of repayments, the balance of CRE loans rose $1.4 billion, or 26.0%, year-over-year to $6.9 billion at December 31, 2011, representing 26.9% of the total held-for-investment portfolio at that date. At December 31st, the average CRE loan had a principal balance of $3.9 million, and the portfolio had an average LTV ratio at origination of 50.9%. The increase in CRE loan production was primarily due to the decline in market interest rates and the improvement in market conditions, as well as the origination of certain larger CRE loans.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2011, 71.6% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 12.8% and 7.4%, respectively.

The pricing of our CRE loans is similar to the pricing of our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within five years of origination. Reflecting the same factors that contributed to the reduction in the expected weighted average life of our multi-family loan portfolio, the expected weighted average life of the CRE portfolio declined to 3.4 years at December 31, 2011 from 4.0 years at December 31, 2010. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction Loans

In the interest of reducing our exposure to credit risk in a declining real estate market, we have limited our production of ADC loans to loans that have limited market risk and low LTV ratios and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $150.4 million, or 1.7%, of the loans we produced for investment in 2011, and the portfolio of ADC loans declined $123.9 million to $445.7 million year-over-year. ADC loans thus represented 1.7% of total loans held for investment at December 31, 2011, down from 2.2% at December 31, 2010.

At December 31, 2011, 48.5% of the loans in our ADC portfolio were for land acquisition and development; the remaining 51.5% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

In addition, 69.6% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 16.3% of our ADC loans, with other parts of New York State and New Jersey accounting for 11.1%, combined. Reflecting the limited extent to which ADC loans have been originated beyond our immediate market, 3.0% of our ADC loans are secured by properties beyond these two states.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion. In the twelve months ended December 31, 2011, we recovered losses against personal guarantees of $120,000; no losses were recovered from personal guarantees in the prior year. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. Reflecting the disposition of certain non-performing assets, 6.7% of the loans in our ADC loan portfolio were non-performing at the end of this December, as compared to 16.1% at December 31, 2010.

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

One-to-Four Family Loans

The majority of the one-to-four family loans in our portfolio of loans held for investment are loans that were acquired in our business combinations prior to 2009. Reflecting repayments, and our general practice of originating one-to-four family loans for sale, the balance of one-to-four family loans held for investment declined $43.0 million year-over-year to $127.4 million, representing one-half of 1% of our total held-for-investment loan portfolio at December 31, 2011.

To meet the needs of our customers, we originate agency-conforming one-to-four family loans through several selected clients of our mortgage banking operation, and aggregate those loans with others produced by our mortgage banking clients throughout the United States. These loans are generally sold, servicing retained, to government-sponsored enterprises (“GSEs”). (For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this section.)

Other Loans

Primarily reflecting the sale of our insurance premium financing business in the second quarter, other loans declined $57.3 million year-over-year to $669.9 million, representing 2.6% of total loans at December 31, 2011. C&I loans accounted for $600.0 million of the year-end 2011 total, reflecting a $41.7 million reduction from the prior year-end amount. Of the $715.2 million of other loans originated for investment in 2011, C&I loans represented $705.8 million, or 98.7%.

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

The interest rates on C&I loans can be fixed or floating, with floating rate loans being tied to prime or some other market index, plus an applicable spread. Our floating rate loans may or may not feature a floor rate of interest. The decision to require a floor on C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

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

In accordance with the Banks’ policies, all loans are presented to the Mortgage Committee or the Credit Committee, as applicable, for approval, and all loans of $10.0 million or more are reported to the respective Boards of Directors. In 2011, 145 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $5.0 billion at origination. In 2010, 66 of such loans were originated by the Banks, with an aggregate loan balance at origination of $1.6 billion.

We also place a limit on the amount of loans that may be made to one borrower. At December 31, 2011, the largest concentration of loans to one borrower consisted of a $546.2 million multi-family loan provided by the Community Bank to Riverbay Corporation—Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The loan was originally made on September 30, 2004 and, as of December 31, 2011, has been current since origination. The interest rate on the loan was 5.75% at December 31st.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at December 31, 2011:

	At December 31, 2011
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$5,996,851	34.40%	$3,607,711	52.63%	$152,692	34.26%
Brooklyn	3,214,501	18.44	395,981	5.78	42,287	9.49
Bronx	2,653,367	15.22	209,394	3.05	38,564	8.65
Queens	1,816,636	10.42	625,180	9.12	65,596	14.72
Staten Island	122,259	0.70	71,522	1.04	11,291	2.53

Total New York City	$13,803,614	79.18%	$4,909,788	71.62%	$310,430	69.65%

Long Island	546,203	3.14	879,334	12.83	72,424	16.25
Other New York State	506,350	2.91	146,570	2.14	7,458	1.68
New Jersey	1,382,604	7.93	505,327	7.37	42,159	9.46
Pennsylvania	512,904	2.94	268,429	3.91	—	—
All other states	678,953	3.90	145,796	2.13	13,200	2.96

Total	$17,430,628	100.00%	$6,855,244	100.00%	$445,671	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Loan Maturity and Repricing Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2011. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.

	Non-Covered Loans Held for Investment at December 31, 2011
(in thousands)	Multi- Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Other	Total Loans
Amount due:
Within one year	$943,392	$565,073	$412,246	$33,916	$388,257	$2,342,884
After one year:
One to five years	8,401,067	2,954,859	31,394	30,187	144,922	11,562,429
Over five years	8,086,169	3,335,312	2,031	63,258	136,714	11,623,484

Total due or repricing after one year	16,487,236	6,290,171	33,425	93,445	281,636	23,185,913

Total amounts due or repricing, gross	$17,430,628	$6,855,244	$445,671	$127,361	$669,893	$25,528,797

The following table sets forth, as of December 31, 2011, the dollar amount of all non-covered loans held for investment that are due after December 31, 2012, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2012
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$5,709,951	$10,777,285	$16,487,236
Commercial real estate	2,473,350	3,816,821	6,290,171
Acquisition, development, and construction	33,425	—	33,425
One-to-four family	82,769	10,676	93,445

Total mortgage loans	8,299,495	14,604,782	22,904,277
Other loans	276,340	5,296	281,636

Total loans	$8,575,835	$14,610,078	$23,185,913

Non-Covered Loans Held for Sale

Although we generally do not originate one-to-four family loans for investment, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking operation serves approximately 1,000 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans in all 50 states.

In 2011, we originated one-to-four family loans for sale of $7.2 billion, reflecting a $3.7 billion reduction from the year-earlier amount. The reduction was attributable to the continued weakness in the U.S. housing market, as an increase in residential mortgage interest rates in the first half of the year combined with the high level of unemployment to further discourage the purchase and refinancing of one-to-four family homes. The vast majority of the held-for-sale loans we produced were agency-conforming loans sold to GSEs. To a much lesser extent, we utilized our mortgage banking platform to originate jumbo loans under contract for sale to other financial institutions, a practice we initiated in the first quarter of 2011.

At December 31, 2011 and 2010, the respective balances of one-to-four family loans held for sale were $1.0 billion and $1.2 billion, representing 3.4% and 4.1%, respectively, of total loans at the corresponding dates.

To mitigate the risks inherent in originating and reselling residential mortgage loans, we utilize processes, proprietary technologies, and third-party software application tools that seek to ensure that the loans meet investors’ program eligibility, underwriting, and collateral requirements. In addition, compliance verification and fraud detection tools are utilized throughout the processing, underwriting, and loan closing stages to assist in the determination that the loans we originate and acquire are in compliance with applicable local, state, and federal laws and regulations. Controlling, auditing, and validating the data upon which the credit decision is made (and the loan documents created) substantially mitigates the risk of our originating or acquiring a loan that subsequently is deemed to be in breach of loan sale representations and warranties made by us to loan investors.

We require the use of our proprietary processes, origination systems, and technologies for all loans we close. Collectively, these tools and processes are known internally as our proprietary “Gemstone” system. By mandating usage of Gemstone for all table-funded loan originations, we are able to tightly control key risk aspects across the spectrum of loan origination activities. Our clients access Gemstone via secure Internet protocols, and initiate the process by submitting required loan application data and other required income, asset, debt, and credit documents to us electronically. Key data is then verified by a combination of trusted third-party validations and internal reviews conducted by our loan underwriters and quality control specialists. Once key data is independently verified, it is “locked down” within the Gemstone system to further ensure the integrity of the transaction.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At December 31, 2011 and December 31, 2010, the respective liabilities for estimated possible future losses relating to these representations and warranties were $5.3 million and $3.5 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	For the Years Ended December 31,
(in thousands)	2011	2010
Balance, beginning of period	$3,537	$—
Provision for repurchase losses:
Loan sales	1,783	3,537
Change in estimates	—	—

Balance, end of period	$5,320	$3,537

Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. However, we believe the amount and range of reasonably possible losses in excess of our reserve is not material to our operations or to our financial condition or results of operations.

The following table sets forth our GSE repurchase requests in the twelve months ended December 31, 2011:

Repurchase Request Activity

	For the Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Amount(1)
Balance, beginning of period	1	$155
New repurchase requests (2)	95	21,913
Successful rebuttal/rescission	(82)	(18,928)
Indemnifications (3)	(5)	(1,392)
Loan repurchases (3)	(1)	(165)

Balance, end of period (4)	8	$1,583

(1)	Represents the loan balance at origination.
(2)	All requests are from GSEs and relate to one-to-four family loans originated for sale since December 2009. No repurchase requests were received during the year ended December 31, 2010.
(3)	The Company protects a GSE against a loss on a loan under an indemnification agreement. All five loans that were indemnified in 2011, along with the one loan repurchased by us, were fully performing as of December 31, 2011.
(4)	Of the eight period-end requests, five were from Fannie Mae and three were from Freddie Mac. Fannie Mae allows 90 days to respond, whereas Freddie Mac allows 30 days. Failure to respond to a request in a timely manner could result in the Company having an obligation to repurchase the loan.

Please see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011		2010
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations for Investment:
Multi-family	$5,761,004	35.69%	$2,537,145	16.70%
Commercial real estate	2,361,541	14.63	946,982	6.23
Acquisition, development, and construction	150,363	0.93	127,154	0.84
One-to-four family	147	0.01	6,711	0.04

Total mortgage loan originations for investment	8,273,055	51.26	3,617,992	23.81

Other Loan Originations for Investment:
Commercial and industrial	705,794	4.37	703,716	4.63
Other	9,416	0.06	7,271	0.05

Total other loan originations for investment	715,210	4.43	710,987	4.68

Total loan originations for investment	$8,988,265	55.69%	$4,328,979	28.49%
One-to-four family loan originations for sale	7,151,083	44.31	10,864,188	71.51

Total loan originations	$16,139,348	100.00%	$15,193,167	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2011:

	At December 31,
	2011			2010			2009			2008		2007
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Non-Covered Mortgage Loans:
Multi-family	$17,430,628	57.49%	65.61%	$16,807,913	57.52%	67.44%	$16,737,721	58.94%	71.59%	$15,728,264	70.85%	$14,052,298	69.00%
Commercial real estate	6,855,244	22.61	25.81	5,439,611	18.62	21.83	4,988,649	17.57	21.34	4,553,550	20.51	3,828,334	18.80
Acquisition, development, and construction	445,671	1.47	1.68	569,537	1.95	2.29	666,440	2.35	2.85	778,364	3.51	1,138,851	5.59
One-to-four family	127,361	0.42	0.48	170,392	0.58	0.68	216,078	0.76	0.92	266,307	1.20	380,824	1.87

Total non-covered mortgage loans	24,858,904	81.99	93.58	22,987,453	78.67	92.24	22,608,888	79.62	96.70	21,326,485	96.07	19,400,307	95.26

Non-Covered Other Loans:
Commercial and industrial	599,986	1.98	2.26	641,663	2.20	2.58	653,159	2.30	2.79	713,099	3.21	705,810	3.47
Other loans	69,907	0.23	0.26	85,559	0.29	0.34	118,445	0.42	0.51	160,340	0.72	259,395	1.27

Total non-covered other loans	669,893	2.21	2.52	727,222	2.49	2.92	771,604	2.72	3.30	873,439	3.93	965,205	4.74

Loans held for sale	1,036,918	3.42	3.90	1,207,077	4.13	4.84	—	—	—	—	—	—	—

Total non-covered loans	$26,565,715	87.62	100.00%	$24,921,752	85.29	100.00%	$23,380,492	82.34	100.00%	$22,199,924	100.00	$20,365,512	100.00

Covered loans	3,753,031	12.38		4,297,869	14.71		5,016,100	17.66		—	—	—	—

Total loans	$30,318,746	100.00%		$29,219,621	100.00%		$28,396,592	100.00%		$22,199,924	100.00%	$20,365,512	100.00%

Net deferred loan origination costs/(fees)	4,021			(7,181)			(3,893)			(7,712)		(2,264)
Allowance for losses on non-covered loans	(137,290)			(158,942)			(127,491)			(94,368)		(92,794)
Allowance for losses on covered loans	(33,323)			(11,903)			—			—		—

Total loans, net	$30,152,154			$29,041,595			$28,265,208			$22,097,844		$20,270,454

Outstanding Loan Commitments

At December 31, 2011, we had outstanding loan commitments of $2.7 billion, a $1.0 billion increase from the level at December 31, 2010. Included in the current year-end amount were commitments to originate loans for investment of $1.6 billion and commitments to originate loans for sale of $1.1 billion, exceeding the year-earlier levels by $622.3 million and $420.0 million, respectively. Multi-family and CRE loans represented $1.1 billion of held-for-investment loan commitments at December 31, 2011, while ADC loans and other loans represented $93.0 million and $423.9 million, respectively.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $172.9 million at December 31, 2011, as compared to $133.6 million at December 31, 2010.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The quality of our assets improved over the course of 2011 as conditions improved in the markets where we do most of our held-for-investment lending, enabling some of our borrowers to bring their loans current and facilitating the disposition and sale of certain foreclosed loans and properties.

Specifically, non-performing non-covered loans declined $298.6 million, or 47.8%, year-over-year to $325.8 million at December 31, 2011, representing 1.28% of total non-covered loans at that date. At December 31, 2010, non-performing non-covered loans totaled $624.4 million and represented 2.63% of total non-covered loans.

Non-performing multi-family and CRE loans accounted for the bulk of these improvements, having declined $122.8 million and $94.4 million, respectively, year-over-year. Non-performing ADC loans declined $62.0 million in the twelve months ended December 31, 2011, while non-performing one-to-four family and other loans declined more modestly.

The following table sets forth the changes in non-performing loans for the twelve months ended December 31, 2011:

(in thousands)
Balance at December 31, 2010	$624,431
New non-accrual in the period	213,995
Charge-offs	(67,645)
Transferred to other real estate owned	(58,844)
Loan payoffs including dispositions and principal amortization	(338,170)
Restored to performing status	(47,952)

Balance at December 31, 2011	$325,815

All of our non-performing loans at December 31, 2011 and 2010 were non-accrual loans.

Non-accrual mortgage loans accounted for $314.9 million of non-performing non-covered loans at December 31, 2011 in contrast to $600.0 million at December 31, 2010. Other non-accrual loans also declined during this time, to $10.9 million from $24.5 million. A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income.

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

Although OREO rose $56.5 million year-over-year, to $84.6 million, the increase was exceeded by the reduction in non-performing loans. As a result, the balance of non-performing assets improved to $410.4 million at December 31, 2011, reflecting a $242.1 million, or 37.1%, reduction from the balance at December 31, 2010. Non-performing non-covered assets represented 1.07% of total non-covered assets at December 31, 2011, in contrast to 1.77% at December 31, 2010.

The improvement in asset quality also was reflected in the balance of loans 30 to 89 days past due, which declined $39.4 million from the year-earlier balance to $111.7 million at December 31, 2011. The reduction was primarily due to a $74.5 million decline in multi-family loans 30 to 89 days past due to $46.7 million, as certain loans migrated to non-accrual status and other loans were brought current by the borrowers. In addition, the balances of one-to-four family loans and other loans 30 to 89 days past due declined $3.0 million and $8.8 million, respectively, to $2.7 million and $1.9 million year-over-year. These improvements were somewhat offset by a $45.6 million increase in 30-to-89 day past due CRE loans, to $53.8 million, and by a far more modest increase in the balance of 30-to-89 day past due ADC loans. The increase in CRE loans 30 to 89 days past due includes a $26.2 million loan collateralized by a 12-story office building located in Manhattan.

Reflecting the improvements in non-performing loans and loans 30 to 89 days past due, total delinquencies declined $281.5 million, or 35.0%, year-over-year to $522.0 million at December 31, 2011.

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

In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. Furthermore, in New York City, where the majority of the buildings securing our multi-family loans are located, the rents that tenants may be charged on certain apartments are typically restricted under certain rent-control or rent-stabilization laws. As a result, the rents that tenants pay for such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are less likely to experience vacancies in times of economic adversity.

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination, as previously noted, were below those amounts at December 31, 2011. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management.

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

Fair values for all multi-family buildings, CRE properties, and land are determined based on the appraised value. If an appraisal is more than one year old and the loan is classified as either non-performing or as an accruing troubled debt restructuring (“TDR”), then an updated appraisal is required to determine fair value. Estimated disposition costs are deducted from the fair value of the property to determine estimated net realizable value. In the instance of an outdated appraisal on an impaired loan, we adjust the original appraisal by using a third-party index value to determine the extent of impairment until an updated appraisal is received.

While we strive to originate loans that will perform fully, the severity of the credit cycle resulted in a greater number of loans transitioning to non-accrual status and a greater volume of net charge-offs than we incurred before the downward cycle turn. Although the level of non-performing non-covered loans and assets reflected steady improvement over the twelve months ended December 31, 2011, net charge-offs rose $41.1 million to $100.7 million during this time. Reflecting this increase, our ratio of net charge-offs to average loans was 0.35% in 2011, as compared to 0.21% in 2010.

Multi-family and CRE loans represented $70.5 million and $10.6 million, respectively, of net charge-offs in 2011, while ADC, one-to-four family, and other loans accounted for $8.6 million, $1.2 million, and $9.8 million, respectively.

Reflecting the $79.0 million provision for losses on non-covered loans recorded in 2011 and the year’s net charge-offs, our allowance for losses on non-covered loans declined to $137.3 million at December 31, 2011 from $158.9 million at December 31, 2010. The current year-end amount was equivalent to 42.14% of non-performing non-covered loans at the end of this December, while the year-earlier amount was equivalent to 25.45% of non-performing non-covered loans at the prior year-end.

Although our asset quality showed signs of improvement in 2011, the allowance for losses on non-covered loans was not reduced to the same degree as the level of non-performing assets because we maintain the allowance at a level to cover potential losses inherent in the loan portfolio. Based upon all relevant and available information at December 31, 2011, management believes that the allowance for losses on non-covered loans was appropriate at that date.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction has largely been due to the nature of our primary lending niche (multi-family loans collateralized by non-luxury apartment buildings in New York City that feature below-market rents), and to our conservative underwriting practices that require, among other things, low LTV ratios.

Reflecting the strength of the underlying collateral for these loans and the collateral structure, a relatively small percentage of our non-performing multi-family loans have resulted in losses over time. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTV ratios result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return their loans to performing status.

Given that our CRE loans are underwritten in accordance with underwriting standards that are similar to those that apply to our multi-family credits, an increase in non-performing CRE loans historically has not resulted in a corresponding increase in losses on such loans.

To further mitigate our credit risk, we continue to de-emphasize the production of ADC and other loans, as well as one-to-four family loans, for portfolio. At December 31, 2011, ADC loans, one-to-four family loans, and other loans represented 1.74%, 0.50%, and 2.63%, respectively, of total non-covered loans held for investment, as compared to 2.40%, 0.72%, and 3.06%, respectively, at December 31, 2010. At the current year-end 6.71%, 19.35%, and 1.63% of ADC loans, one-to-four family loans, and other loans, respectively, were non-performing loans.

Although our asset quality showed signs of improvement in 2011, the allowance for losses on non-covered was not reduced to the same degree as the level of non-performing assets because we maintain the allowance at a level to cover potential losses inherent in the loan portfolio.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 1.28% of total non-covered loans at December 31, 2011; the ratio of net charge-offs to average loans for the twelve months ended at that date was 0.35%.

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at December 31, 2011 and 2010:

	$162,400	$162,400	$162,400	$162,400
December 31, 2011	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	85	$204,116	49	$58,437
New York Commercial Bank	2	948	6	9,595

Total	87	$205,064	55	$68,032

	$162,400	$162,400	$162,400	$162,400
December 31, 2010	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	128	$323,751	53	$130,132
New York Commercial Bank	3	4,141	12	32,268

Total	131	$327,892	65	$162,400

The following table presents information about our five largest non-performing loans at December 31, 2011, all of which are non-covered loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-family	Multi-family	Construction	Multi-family	Multi-family
Origination Date	6/29/2005	4/17/2008	9/12/2007	3/10/2005	5/23/2011
Origination Balance	$41,116,000	$17,500,000	$4,292,189	$11,400,000	$8,806,889
Full Commitment Balance	$45,531,750	$17,500,000	$27,155,875	$11,400,000	$8,498,165
Balance at December 31, 2011	$45,340,123	$16,255,108	$15,886,260	$10,903,319	$8,498,165
Associated Allowance	None	None	None	None	None
Non-Accrual Date	February 2009	June 2011	July 2011	May 2010	August 2011
Origination LTV Ratio	76%	73%	77%	81%	97%
Current LTV Ratio	82%	91%	90%	89%	97%
Last Appraisal	November 2011	April 2011	March 2011	March 2011	February 2011

The following is a description of the five loans identified in the preceding table. It should be noted that none of these loans required that an allocation be made to the allowance for losses on non-covered loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -40.

No. 1 -	The borrower is based in New Jersey and is an owner of real estate throughout the U.S. This loan is collateralized by a complex of four multi-family buildings with 672 residential units and four commercial units in Washington, D.C.

No. 2 -	The borrower is based in Connecticut and is an owner of real estate throughout the Metro New York region. The loan is collateralized by a multi-family building with 144 residential units in the Bronx, New York.

No. 3 -	The borrower is based in New York and is an owner of real estate throughout the Metro New York region. This loan is collateralized by a property in Astoria, Queens that is being developed into a seven-story condominium building with 33 residential units and 9,498 square feet of retail or professional space. Construction on this project was 99% completed at December 31, 2011.

No. 4 -	The borrower is based in New York and is an owner of real estate throughout the Metro New York region. The loan is collateralized by a multi-family building with 167 residential units in the Bronx, New York.

No. 5 -	The borrower is based in Connecticut and is an owner of real estate throughout the Metro New York region. The loan is collateralized by a multi-family building with 130 condominium units in Hartford, Connecticut. The origination date is the date on which the loan was modified as a TDR. The LTV ratio is based on the most recent re-appraisal of the collateral property. The initial origination date was December 21, 2007.

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

In April 2011, the FASB issued guidance regarding the determination of whether a restructuring is a TDR. In anticipation of this action, we began applying these stricter, more conservative metrics at the beginning of that year. Accordingly, we did not record any additional TDRs as a result of adopting the FASB’s new guidance when it became effective.

Loans modified as TDRs totaled $287.1 million at December 31, 2011, including accruing loans of $63.8 million and non-accrual loans of $223.3 million.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$60,454	$166,248	$226,702	$148,738	$123,435	$272,173
Commercial real estate	3,389	39,054	42,443	3,917	56,814	60,731
Acquisition, development, and construction	—	15,886	15,886	—	17,666	17,666
Commercial and industrial	—	667	667	—	5,381	5,381
One-to-four family	—	1,411	1,411	—	1,520	1,520

Total	$63,843	$223,266	$287,109	$152,655	$204,816	$357,471

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions and extension of maturity dates, as well as forbearance agreements. As of December 31, 2011, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $246.7 million; loans in connection with which forbearance agreements were reached amounted to $40.4 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2011 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2011. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed later in this section. Therefore, covered loans are not reflected in the amounts or measures provided in this table.

	At December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$158,942	$127,491	$94,368	$92,794	$85,389
Provision for losses on non-covered loans	79,000	91,000	63,000	7,700	—
Charge-offs:
Multi-family	(71,187)	(27,042)	(15,261)	(175)	—
Commercial real estate	(11,900)	(3,359)	(530)	(16)	—
Acquisition, development, and construction	(9,153)	(9,884)	(5,990)	(2,517)	—
One-to-four family	(1,208)	(931)	(322)	—	—
Other loans	(12,462)	(19,569)	(7,828)	(3,460)	(431)

Total charge-offs	(105,910)	(60,785)	(29,931)	(6,168)	(431)
Recoveries	5,258	1,236	54	42	—
Allowance acquired in merger transactions	—	—	—	—	7,836

Balance at end of year	$137,290	$158,942	$127,491	$94,368	$92,794

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$205,064	$327,892	$393,113	$53,153	$3,061
Commercial real estate	68,032	162,400	70,618	12,785	3,293
Acquisition, development, and construction	29,886	91,850	79,228	24,839	2,939
One-to-four family	11,907	17,813	14,171	11,155	5,598

Total non-accrual non-covered mortgage loans	314,889	599,955	557,130	101,932	14,891
Other non-accrual non-covered loans	10,926	24,476	20,938	11,765	7,301
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$325,815	$624,431	$578,068	$113,697	$22,192
Other real estate owned (2)	84,567	28,066	15,205	1,107	658

Total non-performing non-covered assets	$410,382	$652,497	$593,273	$114,804	$22,850

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	1.28%	2.63%	2.47%	0.51%	0.11%
Non-performing non-covered assets to total non-covered assets	1.07	1.77	1.41	0.35	0.07
Allowance for losses on non-covered loans to non-performing non-covered loans	42.14	25.45	22.05	83.00	418.14
Allowance for losses on non-covered loans to total non-covered loans	0.54	0.67	0.55	0.43	0.46
Net charge-offs during the period to average loans outstanding during the period	0.35	0.21	0.13	0.03	0.00

Loans 30-89 Days Past Due:
Multi-family	$46,702	$121,188	$155,790	$37,266	$15,461
Commercial real estate	53,798	8,207	42,324	29,090	1,762
Acquisition, development, and construction	6,520	5,194	48,838	21,380	2,870
One-to-four family	2,712	5,723	5,019	4,885	4,875
Other loans	1,925	10,728	21,036	10,170	9,333

Total loans 30-89 days past due (3)	$111,657	$151,040	$273,007	$102,791	$34,301

(1)	The December 31, 2011, 2010, and 2009 amounts exclude loans 90 days or more past due of $347.4 million, $360.8 million, and $56.2 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The December 31, 2011 and 2010 amounts exclude OREO totaling $71.4 million and $62.4 million, respectively, that are covered by FDIC loss sharing agreements.
(3)	The December 31, 2011, 2010, and 2009 amounts exclude loans 30 to 89 days past due of $112.0 million, $130.5 million, and $110.1 million, respectively, that are covered by FDIC loss sharing agreements.

Summary of the Allowance for Losses on Non-Covered Loans

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans held for investment at each year-end in the five years ended December 31, 2011. At December 31, 2008 and 2007, all of our loans were non-covered loans.

	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Multi-family loans	$66,745	68.28%	$75,314	70.88%	$75,567	71.59%	$43,908	70.85%	$43,066	69.00%
Commercial real estate loans	43,262	26.85	42,145	22.94	32,079	21.34	29,622	20.51	29,461	18.80
Acquisition, development, and construction loans	11,016	1.75	20,302	2.40	8,276	2.85	10,289	3.51	10,243	5.59
One-to-four family loans	972	0.50	1,190	0.72	1,530	0.92	1,685	1.20	1,884	1.87
Other loans	15,295	2.62	19,991	3.06	10,039	3.30	8,864	3.93	8,140	4.74

Total loans	$137,290	100.00%	$158,942	100.00%	$127,491	100.00%	$94,368	100.00%	$92,794	100.00%

The preceding allocation is based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the allowance for losses on non-covered loans held for investment allocated to each non-covered loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire non-covered held-for-investment loan portfolio.

Covered Loans and Covered Other Real Estate Owned

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

We consider our covered loans to be performing due to the application of the yield accretion method under ASC 310-30, which allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills were no longer classified as non-performing at the dates of acquisition because we believed at that time that we would fully collect the new carrying value of those loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized. In 2011, indemnification income of $17.6 million was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. This benefit partially offset a provision for losses on covered loans of $21.4 million.

Decreases in estimated reimbursements from the FDIC, if any, will be recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the loss sharing agreement). Related additions to the accretable yield on the covered loans will be recognized in income prospectively over the lives of the loans. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

The loss share receivables may also increase due to accretion, which was $24.0 million in 2011 and $44.4 million in 2010. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the twelve months ended December 31, 2011, we received FDIC reimbursements of $160.5 million.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at December 31, 2011 and 2010, including covered loans and covered OREO (collectively, “covered assets”):

	December 31,
(dollars in thousands)	2011	2010
Covered Loans 90 Days or More Past Due:
Multi-family	$161	$410
Commercial real estate	8,599	12,060
Acquisition, development, and construction	5,082	12,664
One-to-four family	314,821	310,929
Other	18,779	24,764

Total covered loans 90 days or more past due	347,442	360,827
Covered other real estate owned	71,400	62,412

Total covered non-performing assets	$418,842	$423,239

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$205,225	$328,302
Commercial real estate	76,631	174,460
Acquisition, development, and construction	34,968	104,514
One-to-four family	326,728	328,742
Other non-performing loans	29,705	49,240

Total non-performing loans	673,257	985,258
Other real estate owned	155,967	90,478

Total non-performing assets (including covered assets)	$829,224	$1,075,736

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	2.30%	3.52%
Total non-performing assets to total assets	1.97	2.61
Allowances for loan losses to total non-performing loans	25.34	17.34
Allowances for loan losses to total loans	0.58	0.61

Covered Loans 30-89 Days Past Due:
Multi-family	$—	$402
Commercial real estate	1,054	9,095
Acquisition, development, and construction	272	1,172
One-to-four family	103,495	108,691
Other loans	7,168	11,182

Total covered loans 30-89 days past due	$111,989	$130,542

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$46,702	$121,590
Commercial real estate	54,852	17,302
Acquisition, development, and construction	6,792	6,366
One-to-four family	106,207	114,414
Other loans	9,093	21,910

Total loans 30-89 days past due (including covered loans)	$223,646	$281,582

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at December 31, 2011:

(in thousands)
New York	$206,872
Florida	98,434
New Jersey	83,503
Arizona	51,034
Washington, D.C.	45,591
California	40,462
Connecticut	23,548
Ohio	17,361
Nevada	15,172
Massachusetts	12,467
All other states	78,813

Total non-performing loans	$673,257

Securities

Securities represented $4.5 billion, or 10.8%, of total assets at December 31, 2011, reflecting a $248.4 million decrease from the balance at December 31, 2010. In addition to the decline in market interest rates, which triggered a rise in repayments, the decline in securities reflects the deployment of our cash flows into loan originations, which totaled $16.0 billion over the course of the year.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations (“CMOs”); and GSE debentures). At December 31, 2011, 93.7% of our securities portfolio consisted of GSE obligations, as compared to 90.5% at December 31, 2010. The remainder of the portfolio was comprised of private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investment securities that are backed by subprime or Alt-A loans.

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

Securities expected to be held for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. Available-for-sale securities represented $724.7 million, or 16.0%, of total securities at December 31, 2011, up from $653.0 million, or 13.6%, of total securities at December 31, 2010. Included in the respective year-end amounts were mortgage-related securities of $192.0 million and $485.2 million, and other securities of $532.7 million and $167.8 million. The shift in the composition of the available-for-sale portfolio reflects the deployment of cash flows from GSE mortgage-backed securities into GSE debentures. Primarily reflecting the decline in market interest rates, the estimated weighted average life of the available-for-sale securities portfolio was 3.0 years at December 31, 2011 as compared to 3.8 years at December 31, 2010.

Held-to-maturity securities, which are securities that management has the positive intent to hold to maturity, represented $3.8 billion, or 84.0%, of total securities at December 31, 2011, as compared to $4.1 billion, or 86.4%, of total securities at December 31, 2010. At the current year-end, the fair value of securities held to maturity represented 103.94% of their carrying value, as compared to 100.52% at the prior year-end. Mortgage-related securities accounted for $3.0 billion of securities held to maturity at the end of December 2011 and 2010, while other securities represented $819.6 million and $1.2 billion at the respective year-ends. Included in the latter year-end amounts were GSE obligations of $3.6 billion and $3.9 billion; capital trust notes of $131.6 million and $145.5 million; and corporate bonds of $54.8 million and $86.5 million, respectively. The estimated weighted average lives of the held-to-maturity securities portfolio were 4.7 years and 4.8 years at the corresponding dates.

Federal Home Loan Bank Stock

The Community Bank and the Commercial Bank are members of the FHLB-NY, one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost.

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. In addition, the Community Bank acquired shares of the capital stock of the FHLB-Cincinnati and the FHLB-San Francisco in connection with the AmTrust and Desert Hills acquisitions, respectively. At December 31, 2011, the value of our stock in the FHLB-Cincinnati and the FHLB-San Francisco was $25.2 million and $2.7 million, respectively.

Including FHLB-NY stock of $462.4 million, the Community Bank and the Commercial Bank held total FHLB stock of $482.5 million and $7.8 million, respectively, at December 31, 2011. FHLB stock continued to be valued at par, with no impairment required.

For the fiscal year ended December 31, 2011, dividends from the FHLB to the Community Bank and the Commercial Bank respectively totaled $19.5 million and $374,000. In 2010, such dividends amounted to $23.3 million and $446,000, respectively.

Bank-Owned Life Insurance

At December 31, 2011, our investment in bank-owned life insurance (“BOLI”) was $769.0 million, as compared to $742.5 million at December 31, 2010. The increase in our investment reflects the rise in the cash surrender value of the underlying policies over the course of the year.

BOLI is recorded as the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills acquisitions, we recorded FDIC loss share receivables of $695.2 million and $814.1 million, respectively, at December 31, 2011 and 2010. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and core deposit intangibles (“CDI”) in our Consolidated Statements of Condition in connection with our various business combinations.

At December 31, 2011 and 2010, goodwill totaled $2.4 billion. Reflecting amortization, CDI declined $26.1 million year-over-year, to $51.7 million.

Sources of Funds

The Parent Company (i.e., the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from a combination of the following sources: the deposits we gather through our branch network or acquire in business combinations, as well as brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities.

In 2011, loan repayments and sales totaled $15.0 billion, as compared to $14.6 billion in the prior year. Repayments and sales accounted for $7.7 billion and $7.3 billion, respectively, of the 2011 total, and for $4.6 billion and $10.0 billion, respectively, of the total in 2010. The decline in cash flows from sales is indicative of the aforementioned reduction in the production of one-to-four family loans for sale during the year.

Cash flows from the repayment and sale of securities totaled $3.0 billion and $1.1 billion, respectively, in 2011, while purchases of securities totaled $3.9 billion over the course of the year. In 2010, the cash flows from the repayment and sale of securities totaled $5.0 billion and $23.1 million, respectively, and were partially offset by purchases of securities totaling $4.0 billion.

Consistent with our business model, the cash flows from loans and securities were primarily deployed into loan production and, to a much lesser extent, GSE obligations.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. There are times we may choose not to compete for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund our loan demand.

While the vast majority of our deposits have been acquired through business combinations or gathered through our branch network, our mix of deposits has also included brokered deposits. Depending on the availability and pricing of such wholesale funding sources, we typically refrain from pricing our retail deposits at the higher end of the market, in order to contain or reduce our funding costs.

Deposits totaled $22.3 billion at December 31, 2011, representing a $465.1 million increase from the balance recorded at December 31, 2010. Although CDs declined $461.9 million year-over-year to $7.4 billion, NOW and money market accounts, savings accounts, and non-interest-bearing accounts together rose $927.0 million to $14.9 billion during the same time.

Specifically, NOW and money market accounts rose $521.4 million year-over-year, to $8.8 billion, reflecting an $887.0 million increase in brokered NOW and money market accounts to $3.8 billion. Savings accounts rose $68.1 million during this time, to $4.0 billion, while non-interest-bearing accounts rose $337.5 million to $2.2 billion. The increase in non-interest-bearing accounts was partly due to a $25.8 million increase in brokered non-interest-bearing accounts to $61.6 million and to an increase in fiduciary accounts.

Although we prefer to compete for deposits on the basis of service, convenience, and our extensive range of products, we have the ability to compete on the basis of pricing should the need arise. While this has not yet been the case, given our success in acquiring deposits through business combinations, we believe that the size and scope of our franchise would facilitate our efforts to mount a deposit campaign.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased); junior subordinated debentures; and other borrowed funds (consisting of preferred stock of subsidiaries and senior notes). At December 31, 2011, borrowed funds totaled $14.0 billion, reflecting a $424.3 million increase from the year-earlier amount.

Wholesale Borrowings

Wholesale borrowings rose $938.5 million year-over-year, to $13.4 billion, and represented 32.0% of total assets at December 31, 2011. FHLB advances accounted for $9.3 billion of the current year-end total, signifying a $938.5 million increase from the balance at December 31, 2010. Included in the year-end 2011 amount were $661.6 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition. The remaining advances were from the FHLB-NY.

The increase in wholesale borrowings was largely due to the maturity and repayment of certain fixed rate senior notes that had been issued under the Temporary Liquidity Guarantee Program (“TLGP”), as further discussed below.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at the end of the year were repurchase agreements of $4.1 billion, consistent with the balance at December 31, 2010. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

A significant portion of our wholesale borrowings at year-end 2011 consisted of callable advances and callable repurchase agreements. As of December 31st, $11.3 billion of our wholesale borrowings are callable in 2012. Given the current interest rate environment, we do not expect these borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $426.9 million at December 31, 2011, comparable to the balance recorded at December 31, 2010.

Other Borrowings

Other borrowings totaled $94.3 million at December 31, 2011, as compared to $608.5 million at December 31, 2010. Included in the latter amount were $602.0 million of fixed rate senior notes that had been issued in 2008 under the TLGP. The reduction in other borrowings reflects the maturity of $512.0 million of such notes on December 16, 2011; the remaining $90.0 million will mature on June 22, 2012.

Please see Note 7, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, junior subordinated debentures, and other borrowings.

Liquidity, Contractual Obligations and Off-Balance-Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.0 billion and $1.9 billion, respectively, at December 31, 2011 and 2010. In 2011, as in 2010, our portfolios of loans and securities were meaningful sources of liquidity, with cash flows from the repayment and sale of loans totaling $15.0 billion and cash flows from the repayment and sale of securities totaling $4.2 billion.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the FHLB-NY and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2011, our available borrowing capacity with the FHLB-NY was $3.7 billion. In addition, the Community Bank and the Commercial Bank had $720.8 million in available-for-sale securities, combined.

Our primary investing activity is loan production and in 2011, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash used in investing activities totaled $1.2 billion. Our financing activities provided net cash of $455.0 million and our operating activities provided net cash of $830.2 million.

CDs due to mature in one year or less from December 31, 2011 totaled $5.5 billion, representing 74.2% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Company (the “Parent Company”) is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Company is not required to obtain prior Federal Reserve approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks, where the dividend declared for a period is not supported by earnings for that period, or where the Company plans to declare a material increase in its dividend.

The Company’s ability to pay dividends may depend, in part, upon dividends it receives from the Banks. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the Federal Reserve, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2011, the Banks paid dividends totaling $555.0 million to the Parent Company, leaving $296.5 million that they could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2011 included $241.3 million in cash and cash equivalents and $3.8 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved by the regulatory authorities.

Contractual Obligations and Off-Balance-Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs to our customers under contract, and borrow funds under contract from the FHLB and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2011, we recorded CDs of $7.4 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $12.4 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $150.2 million at December 31, 2011.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations:

(in thousands)	Certificates of Deposit	Long-Term Debt(1)	Operating Leases	Total
One year or less	$5,471,551	$142,337	$26,525	$5,640,413
One to three years	1,484,293	891,548	43,895	2,419,736
Three to five years	408,921	3,160,807	26,527	3,596,255
More than five years	8,498	8,203,722	53,296	8,265,516

Total	$7,373,263	$12,398,414	$150,243	$19,921,920

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, preferred stock of subsidiaries, and senior notes with an original maturity exceeding twelve months.

At December 31, 2011, we had contractual obligations to purchase $45.5 million of GSE securities. We also had commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

At December 31, 2011, commitments to originate mortgage loans totaled $2.3 billion, including $1.1 billion of one-to-four family loans committed for sale. Commitments to originate other loans totaled $423.9 million, including unadvanced lines of credit. The majority of our loan commitments were expected to be funded within 90 days of year-end. We also had off-balance-sheet commitments to issue commercial, performance, and financial stand-by letters of credit of $111.7 million, $13.2 million, and $48.0 million, respectively.

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2011:

(in thousands)
Commitments to Originate Mortgage Loans for Investment:
Multi-family and commercial real estate loans	$1,089,614
Acquisition, development, and construction loans	92,974

Total commitments to originate mortgage loans for investment	$1,182,588
Commitments to originate other loans for investment	423,924
Commitments to originate one-to-four family loans for sale	1,136,230

Total loan commitments	$2,742,742
Commercial, performance, and financial stand-by letters of credit	172,888

Total commitments	$2,915,630

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At December 31, 2011, we held derivative financial instruments with a notional value of $5.1 billion. (Please see Note 14, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our use of such financial instruments.)

Capital Position

In 2011, we maintained the strength of our capital position, as our levels of stockholders’ equity and tangible stockholders’ equity rose $39.5 million and $65.6 million, respectively, to $5.6 billion and $3.1 billion at December 31st. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear later in this report.)

At December 31, 2011 and 2010, stockholders’ equity represented 13.24% and 13.42%, respectively, of total assets and respective book values per share of $12.73 and $12.69. Our calculation of book value per share was based on the number of shares outstanding at the end of each December: 437,344,796 shares at December 31, 2011 and 435,646,845 shares at December 31, 2010. (Please see the definition of book value per share that appears in the Glossary earlier in this report.)

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At December 31, 2011, we recorded goodwill of $2.4 billion, which was consistent with the year-earlier balance, and CDI of $51.7 million, which was $26.1 million less than the prior year-end amount.

At December 31, 2011, our tangible capital measures were comparable to, or reflected improvement from, the year-earlier measures, another indication of our continued capital strength. Tangible stockholders’ equity represented 7.78% of tangible assets at December 31, 2011, one basis point below the measure at December 31, 2010. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.95% at December 31, 2011, reflecting a year-over-year improvement of five basis points. The year-over-year increase in tangible stockholders’ equity was tempered by the distribution of cash dividends totaling $436.9 million in the form of four quarterly cash dividends of $0.25 per share, or $1.00 per share, annualized.

In addition, AOCL rose $26.2 million year-over-year, to $71.9 million, primarily reflecting the impact of a $21.9 million increase in our pension and post-retirement obligations and an $11.3 million reduction in the net unrealized gain on our portfolio of available-for-sale securities. The increase in AOCL was partly offset by a $6.9 million decline in the net unrealized loss on the non-credit portion of OTTI losses from the level recorded at December 31, 2010.

Consistent with our focus on capital strength and preservation, the level of stockholders’ equity at December 31, 2011 continued to exceed the minimum federal requirements for a bank holding company. The following tables set forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis at December 31, 2011 and 2010, and the respective minimum regulatory capital requirements:

Regulatory Capital Analysis

At December 31, 2011	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,750,915	14.23%	8.00%
Tier 1 risk-based capital	3,580,302	13.59	4.00
Leverage capital	3,580,302	9.09	4.00

At December 31, 2010	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,674,679	14.36%	8.00%
Tier 1 risk-based capital	3,503,672	13.69	4.00
Leverage capital	3,503,672	9.07	4.00

The capital strength of the Company is paralleled by the solid capital position of the Banks. At December 31, 2011, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions under the Federal Deposit Insurance Corporation Improvement Act of 1991, as further discussed in Note 17, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2011 and 2010

Earnings Summary

In the twelve months ended December 31, 2011, we generated earnings of $480.0 million, or $1.09 per diluted share, as compared to $541.0 million, or $1.24 per diluted share, in the twelve months ended December 31, 2010.

Although our 2011 performance benefited from a modest increase in net interest income and a decline in our non-covered loan loss provision, these benefits were exceeded by the impact of a substantial decline in non-interest income and a more modest increase in non-interest expense.

Net interest income rose $20.5 million year-over-year to $1.2 billion, as a $47.1 million decline in interest income was exceeded by a $67.6 million reduction in interest expense. Among the factors contributing to the rise in net interest income were an increase in the average balance of interest-earning assets and a significant rise in prepayment penalty income, as a decline in market interest rates triggered an increase in property transactions and refinancing activity in our multi-family space. The rise in net interest income was also fueled by a decline in the average balance and cost of our interest-bearing deposits, together with a decline in the average balance of borrowed funds. In view of our liquidity, which was fueled by an increase in cash flows from loans and securities, we were able to reduce certain higher-cost funding sources and to refrain from competing for deposits by paying higher interest rates.

The year-over-year decline in the non-covered loan loss provision was attributable to the significant improvement in the quality of our assets, as discussed earlier in this report. Specifically, in 2011, the provision for losses on non-covered loans totaled $79.0 million, reflecting a $12.0 million reduction from the year-earlier amount.

In contrast to the modest increase in net interest income, non-interest income declined to $235.3 million in 2011 from $337.9 million in 2010. The reduction was primarily due to a $103.2 million decrease in mortgage banking income to $80.7 million, as the volume of one-to-four family loans produced for sale declined from the prior year’s level, the result of continued weakness in the U.S. housing market and an increase in residential mortgage interest rates in the first six months of the year. Servicing income also declined in 2011, reflecting the expiration of our mortgage servicing arrangement with the FDIC in the fourth quarter of 2010.

While non-interest income was also reduced by a $9.7 million decline in fee income and an OTTI loss of $18.1 million, these declines were somewhat offset by a $14.2 million increase in net securities gains to $36.6 million and a $9.8 million gain on the disposition of our insurance premium financing subsidiary during the year. On an after-tax basis, the respective gains were equivalent to $21.8 million and $5.9 million, or $0.05 and $0.01 per diluted share, respectively. By comparison, the OTTI loss was equivalent to $10.8 million, or $0.02 per diluted share, after-tax. In 2010, net securities gains added $22.4 million to non-interest income, while a gain on the Desert Hills acquisition added $2.9 million. On an after-tax basis, the respective gains were $13.5 million and $1.8 million, equivalent to $0.03 and $0.01 per diluted share, respectively.

Non-interest expense rose $23.2 million year-over-year, to $600.7 million, as a $28.4 million increase in operating expenses to $574.7 million exceeded a $5.2 million reduction in the amortization of CDI to $26.1 million. Compensation and benefits expense accounted for $18.5 million of the year-over-year increase in operating expenses, while general and administrative (“G&A”) expense accounted for $11.1 million of this increase. In addition to reflecting normal salary increases and incentive stock award grants, the rise in 2011 compensation and benefits expense reflected severance charges of $2.3 million (or $1.4 million after-tax) in connection with a reduction in staff in the fourth quarter of the year.

The year-over-year increase in G&A expense for the twelve months ended December 31, 2011 was primarily due to legal and other expenses stemming from the acquisition and management of foreclosed real estate. Although such expenses were also incurred in 2010, the level of G&A expense during that year was increased by acquisition-related costs of $11.5 million stemming from the FDIC-assisted acquisitions of AmTrust and Desert Hills. On an after-tax basis, these costs were equivalent to $7.0 million, or $0.02 per diluted share.

Reflecting the resultant decline in pre-tax income, income tax expense fell to $254.5 million in 2011 from $296.5 million in 2010.

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

In 2011, we recorded net interest income of $1.2 billion, reflecting a year-over-year increase of $20.5 million. Although interest income declined $47.1 million year-over-year to $1.9 billion, the decline was exceeded by a $67.6 million reduction in interest expense to $666.2 million.

A description of the factors contributing to the modest growth of our net interest income follows:

Interest Income

Notwithstanding a $515.2 million rise in the average balance of interest-earning assets to $34.7 billion, interest income declined $47.1 million in 2011 to $1.9 billion, as the average yield on interest-earning assets fell 22 basis points to 5.38%.

The yields generated by our loans and other interest-earning assets are typically driven by intermediate-term interest rates, which are set by the market and generally vary from day to day. Reflecting a decline in market interest rates from the year-earlier level, the average yield on loans fell 17 basis points to 5.64% in 2011 and the average yield on securities and money market investments fell 42 basis points to 4.07%. The impact of the respective declines was tempered by a $344.3 million increase in the average balance of loans to $29.1 billion, and a $170.9 million increase in the average balance of securities and money market investments to $5.6 billion.

The increase in the average balance of loans was driven by multi-family and CRE loan production, as the decline in market interest rates triggered an increase in property transactions, together with a significant increase in refinancing activity. As a result, prepayment penalty income rose $63.9 million, or 282.4%, in 2011 from the year-earlier level, adding $86.6 million to the interest income generated by loans and 30 basis points to their average yield. In contrast, prepayment penalty income added $22.6 million to the interest income generated by loans in 2010, and eight basis points to the average yield on loans.

Although the purchase of GSE securities contributed to the increase in the average balance of securities and money market investments, the benefit was largely tempered by calls and repayments as the level of market interest rates declined over the course of the year.

Interest Expense

The year-over-year decline in interest expense was the result of a $1.1 billion decrease in the average balance of interest-bearing liabilities to $33.1 billion and a 14-basis point decrease in the average cost of such funds to 2.01%.

The average balance of interest-bearing deposits fell $660.4 million year-over-year to $20.0 billion, as a $1.2 billion reduction in the average balance of CDs, to $7.4 billion, exceeded more modest increases in the average balances of NOW and money market accounts and savings accounts. In addition, the average balance of borrowed funds fell $399.7 million year-over-year to $13.1 billion. Both declines were consistent with our efforts to reduce our higher-cost funding sources while, at the same time, increasing the balances of lower-cost deposits and non-interest-bearing accounts.

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow from one another) as it deems necessary to promote the health of the U.S. economy. Although economic conditions reflected modest improvement in certain markets, the pace of economic recovery continued to be slow. Real estate values remained well below pre-2007 levels, and unemployment rates ranged from a high of 9.1% in January and the entire third quarter to a low of 8.5% in December 2011. As a result, the FOMC maintained the target federal funds rate at the same historically low level it initially established in the fourth quarter of 2008, zero to 0.25%.

Although the degree to which we reduced our funding costs was greater in 2010 than in 2011, the average cost of our CDs fell 24 basis points year-over-year to 1.38%, while the average costs of our NOW and money market accounts and savings accounts fell 24 and 15 basis points, respectively, to 0.45% and 0.39%. The benefit of these declines was partly tempered by a six-basis point rise in the average cost of borrowed funds to 3.88%.

In addition to the low level of short-term interest rates, the decline in the average cost of our interest-bearing deposits reflects our ability to refrain from paying higher rates for deposits. In 2011, that ability was reinforced by the liquidity provided by our other funding sources, including the cash flows from the repayment and sale of loans and the repayment and sale of securities.

Interest Rate Spread and Net Interest Margin

The same factors that contributed to the modest increase in net interest income in 2011 contributed to a modest increase in our net interest margin. At 3.46%, our margin was one basis point higher than the year-earlier measure, even as our interest rate spread fell eight basis points to 3.37%.

While our margin and spread typically move in the same direction, the increase in our margin, albeit modest, reflects the benefits of having grown our average interest-earning assets while, at the same time, having reduced our average interest-bearing liabilities.

Prepayment penalty income contributed 25 basis points each to our margin and spread in 2011; in 2010, prepayment penalty income added six basis points to our margin and seven basis points to our spread.

It should be noted that the level of prepayment penalty income in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on current market conditions, including real estate values, the perceived or actual direction of market interest rates, and the contractual repricing and maturity dates of our multi-family and CRE loans. As a result, the level of prepayment penalty income we record will vary from quarter to quarter, and is difficult to predict.

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

	For the Years Ended December 31,
	2011			2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$29,079,468	$1,638,651	5.64%	$28,735,155	$1,669,871	5.81%	$22,996,752	$1,325,601	5.76%
Securities and money market investments (2)(3)	5,608,502	228,013	4.07	5,437,610	243,923	4.49	6,046,016	309,011	5.11

Total interest-earning assets	34,687,970	1,866,664	5.38	34,172,765	1,913,794	5.60	29,042,768	1,634,612	5.63
Non-interest-earning assets	6,443,040			7,670,848			4,241,521

Total assets	$41,131,010			$41,843,613			$33,284,289

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$8,641,022	$39,285	0.45%	$8,210,197	$56,991	0.69%	$4,481,377	$33,788	0.75%
Savings accounts	3,946,965	15,488	0.39	3,883,327	20,833	0.54	2,829,237	15,859	0.56
Certificates of deposit	7,420,397	102,400	1.38	8,575,238	138,716	1.62	6,296,344	163,168	2.59

Total interest-bearing deposits	20,008,384	157,173	0.79	20,668,762	216,540	1.05	13,606,958	212,815	1.56
Borrowed funds	13,136,067	509,070	3.88	13,535,790	517,291	3.82	13,943,594	516,472	3.70

Total interest-bearing liabilities	33,144,451	666,243	2.01	34,204,552	733,831	2.15	27,550,552	729,287	2.65
Non-interest-bearing deposits	2,149,239			1,816,384			1,221,709
Other liabilities	335,681			430,372			222,003

Total liabilities	35,629,371			36,451,308			28,994,264
Stockholders’ equity	5,501,639			5,392,305			4,290,025

Total liabilities and stockholders’ equity	$41,131,010			$41,843,613			$33,284,289

Net interest income/interest rate spread		$1,200,421	3.37%		$1,179,963	3.45%		$905,325	2.98%

Net interest-earning assets/net interest margin			3.46%			3.45%			3.12%

Ratio of interest-earning assets to interest-bearing liabilities			1.05x			1.00x			1.05x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$20,405	$(51,625)	$(31,220)	$333,388	$10,882	$344,270
Securities and money market investments	8,028	(23,938)	(15,910)	(29,379)	(35,709)	(65,088)

Total	28,433	(75,563)	(47,130)	304,009	(24,827)	279,182

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$3,176	$(20,882)	$(17,706)	$25,648	$(2,445)	$23,203
Savings accounts	347	(5,692)	(5,345)	5,622	(648)	4,974
Certificates of deposit	(17,369)	(18,947)	(36,316)	639,171	(663,623)	(24,452)
Borrowed funds	(15,686)	7,465	(8,221)	(9,525)	10,344	819

Total	(29,532)	(38,056)	(67,588)	660,916	(656,372)	4,544

Change in net interest income	$57,965	$(37,507)	$20,458	$(356,907)	$631,545	$274,638

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on management’s periodic assessment of the adequacy of the allowance for losses on such loans which, in turn, is based on its evaluation of inherent losses in the held-for-investment loan portfolio in accordance with GAAP. This evaluation considers several factors, including the current and historical performance of the portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

As a result of management’s assessment of these factors, including the year-over-year decline in non-performing non-covered loans and assets, we reduced our provision for losses on non-covered loans to $79.0 million in 2011 from $91.0 million in 2010. The allowance for losses on non-covered loans declined to $137.3 million as a result of this reduction and the $41.1 million increase in net charge-offs during the year. We believe that the coverage provided by this allowance was adequate at December 31, 2011.

Provision for Losses on Covered Loans

A provision for losses on covered loans is recorded when the cash flows from certain loan portfolios acquired in our FDIC-assisted acquisitions are expected to be less than the cash flows we expected at the time of acquisition, as a result of a deterioration in credit quality. Accordingly, the provision for losses on covered loans grew to $21.4 million in 2011 from $11.9 million in the prior year. Reflecting the $9.5 million increase in this provision, the allowance for losses on covered loans rose to $33.3 million at December 31, 2011 from $11.9 million at December 31, 2010.

If we had reason to believe that the cash flows from acquired loans would exceed our original expectations, we would reverse the previously established covered loan loss allowance and increase our interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

For additional information about the provisions for loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

The non-interest income we produce stems from several sources, some of which are ongoing and some of which are not. Among our ongoing sources of non-interest income are mortgage banking income, which includes income from the origination of one-to-four family loans for sale as well as servicing income; fee income in the form of retail deposit fees and charges on loans; income from our investment in BOLI; and other income, which is derived from various sources, including the sale of third-party investment products in our branches, and the revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc., an investment advisory firm.

In 2011, as in 2010, the income generated by our mortgage banking operation was our largest source of non-interest income, totaling $80.7 million in the current twelve-month period and $183.9 million in the year-earlier twelve months. Income from originations accounted for $80.2 million and $136.5 million of the respective totals, while servicing income accounted for $517,000 and $47.4 million, respectively.

The decline in income from originations was attributable to ongoing weakness in the U.S. housing market as the nation continued to be faced with high levels of unemployment and the inventory of one-to-four family homes continued to exceed demand. In addition, residential mortgage interest rates were higher in the first half of 2011 than they were in the prior period, discouraging both the purchase and the refinancing of one-to-four family homes.

The decline in servicing income was largely due to the expiration of a loan servicing arrangement with the FDIC in the fourth quarter of 2010.

Fee income declined $9.7 million year-over-year, to $44.9 million, primarily reflecting a reduction in lending fee income in connection with accounts serviced for the FDIC.

The reductions in mortgage banking income and fee income were nominally tempered by modest increases in BOLI income and other income over the course of the year.

In 2011, the non-interest income generated by these four ongoing sources was complemented by net securities gains of $36.6 million, exceeding the year-earlier level by $14.2 million. In addition, FDIC indemnification income contributed $17.6 million to non-interest income in 2011, exceeding the year-earlier level by $6.3 million. While non-interest income was also increased by a $9.8 million gain on the disposition of our insurance premium financing business in the second quarter, the benefit was exceeded by an OTTI loss of $18.1 million, as compared to an OTTI loss of $2.0 million in 2010.

Reflecting these factors, non-interest income totaled $235.3 million in the twelve months ended December 31, 2011, as compared to $337.9 million in the twelve months ended December 31, 2010.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in 2011, 2010, and 2009:

	For the Years Ended December 31,
(in thousands)	2011	2010	2009
Fee income	$44,874	$54,584	$40,074
BOLI	28,384	28,015	27,406
Net gain on sales of securities	36,608	22,430	338
Gain on business disposition	9,823	—	—
OTTI loss on securities	(18,124)	(1,971)	(96,533)
Mortgage banking income	80,674	183,883	12,129
FDIC indemnification income	17,633	11,308	—
Gain on business acquisitions	—	2,883	139,607
Gain on debt repurchases/exchange	—	3,008	10,054
Other income:
Peter B. Cannell & Co., Inc.	14,022	12,711	10,610
Third-party investment product sales	13,387	10,486	9,936
Other	8,044	10,586	4,018

Total other income	35,453	33,783	24,564

Total non-interest income	$235,325	$337,923	$157,639

It should be noted that the level of mortgage banking income we record in any period depends in large part on the volume of loans originated during that time. The volume of loan originations depends, in turn, on such diverse factors as changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand. As a result, the level of mortgage banking income we record will vary, and is difficult to predict.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and G&A expenses; and the amortization of the CDI stemming from our various business combinations.

In 2011, non-interest expense totaled $600.7 million, reflecting a year-over-year increase of $23.2 million, or 4.0%. While operating expenses rose $28.4 million to $574.7 million, representing 1.40% of average assets, the impact was somewhat tempered by a $5.2 million decline in the amortization of CDI to $26.1 million.

Although occupancy and equipment expense declined $1.2 million year-over-year, to $86.9 million, the decline was far exceeded by an $18.5 million increase in compensation and benefits expense to $293.3 million and an $11.1 million increase in G&A expense to $194.4 million. Included in 2010’s G&A expense were acquisition-related costs of $11.5 million stemming from the AmTrust and Desert Hills transactions in December 2009 and March 2010, respectively.

In addition to normal salary increases, the year-over-year increase in compensation and benefits expense reflects stock awards that were granted to employees in accordance with our shareholder-approved stock incentive plan. Also included in 2011 compensation and benefits expense were severance charges of $2.3 million in connection with a reduction in staff that was primarily necessitated by changes in the way our customers do their banking as a result of advances in technology.

While several factors contributed to the rise in G&A expense—including a $5.6 million increase in FDIC deposit insurance premiums to $54.3 million—primary among them was an increase in legal and other expenses incurred in the acquisition and management of foreclosed property.

Reflecting the levels of net interest income, non-interest income, and operating expenses recorded in 2011, our efficiency ratio was 40.03%.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations or operate certain subsidiaries.

Income tax expense declined $41.9 million year-over-year to $254.5 million in the twelve months ended December 31, 2011. In addition to reflecting a $102.9 million reduction in pre-tax income to $734.6 million, the level of income tax expense recorded in 2011 reflects a decline in the effective tax rate to 34.7% from 35.4%.

In August 2010, new tax laws were enacted that repealed the preferential deduction for bad debts that had been previously permitted in the determination of the Company’s New York State and City income tax liability. The laws applied retroactively to the determination of tax liability for calendar year 2010, in addition to applying to subsequent years. In 2011 and 2010, the application of these new laws added $500,000 and $2.1 million, respectively, to our income tax expense. The 2010 amount was offset by our recognition of a one-time, $2.2 million reduction in deferred income tax expense to reflect the higher value of the balance of New York net deferred tax assets.

In July 2009, new tax laws were enacted that conformed the New York City tax rules to those of New York State. Among these was a provision that required the inclusion of income earned by a subsidiary taxed as a REIT for federal tax purposes, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. Although the new law provided transition relief in tax years 2009 and 2010, all taxable income of our REIT subsidiaries were subject to New York tax in 2011. The New York City tax law added $2.6 million to our income tax expense in 2011, as compared to $1.5 million in 2010.

RESULTS OF OPERATIONS: 2010 and 2009

Earnings Summary

In the twelve months ended December 31, 2010, our earnings rose $142.4 million, or 35.7%, to $541.0 million, equivalent to an $0.11, or 9.7%, increase in diluted earnings per share to $1.24. The growth of our earnings in 2010 reflected the benefits of our acquisition-driven expansion, together with our continuing focus on multi-family lending, asset quality, and efficiency.

Total revenues increased by $454.9 million year-over-year, to $1.5 billion, as net interest income rose $274.6 million to $1.2 billion and non-interest income rose $180.3 million to $337.9 million. While both increases conveyed the full-year benefit of the AmTrust acquisition, the increase in net interest income also reflected a strategic reduction in our funding costs and an increase in interest income from loans. The growth of our net interest income was paralleled by the expansion of our net interest margin, which grew 33 basis points over the course of the year to 3.45%.

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

A description of the factors contributing to the growth of our net interest income in 2010 follows:

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

In 2010, prepayment penalty income rose $15.0 million to $22.6 million, with most of the increase occurring in the fourth quarter of the year. Prepayment penalty income contributed eight basis points to our average yield on loans in 2010, a five-basis point increase from the year-earlier contribution, and seven basis points to our average yield on interest-earning assets, representing an increase of four basis points.

Interest Expense

Although the low level of short-term interest rates in 2010 contributed to a reduction in our funding costs, the cash and retail funds we received in our FDIC-assisted transactions also played a meaningful part. A portion of the cash we received from the FDIC was used to reduce our balance of wholesale borrowings from the year-earlier level, and also enabled us to reduce our balance of higher-cost CDs. In view of our liquidity, and the acquisition-driven growth of our deposits, we refrained from paying higher interest rates to retain or attract new deposits. We also continued our practice of accepting brokered deposits when able to do so at attractive rates.

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

Interest Rate Spread and Net Interest Margin

In 2010, our spread and margin benefited from the same combination of factors that contributed to the growth of our net interest income over the course of the year. At 3.45%, our spread was 47 basis points higher than the year-earlier measure; our margin also equaled 3.45%, and was up 33 basis points year-over-year. Prepayment penalty income added seven basis points to our spread and six basis points to our margin in the twelve months ended December 31, 2010, in contrast to three basis points each in the twelve months ended December 31, 2009.

Provisions for Loan Losses

In 2010, we recorded two loan loss provisions: a provision for losses on non-covered loans and a provision for losses on covered loans.

Provision for Losses on Non-Covered Loans

In 2010, we increased our provision for losses on non-covered loans by $28.0 million, or 44.4%, from the year-earlier level to $91.0 million. The 2010 provision exceeded the year’s net charge-offs by $31.5 million, and thus increased the allowance for losses on non-covered loans to $158.9 million at December 31, 2010.

Provision for Losses on Covered Loans

In the fourth quarter of 2010, we recorded an $11.9 million provision for losses on covered loans to reflect a decrease in the estimated present value of cash flows from the covered loan portfolio at December 31st. This provision was partially offset by an $11.3 million increase in the FDIC indemnification asset which reflected the increase in expected reimbursements under our loss sharing agreements with the FDIC. The increase in expected reimbursements was recorded in non-interest income in the fourth quarter of 2010.

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

Also included in 2010 non-interest income was a $2.9 million gain on the Desert Hills acquisition and a $3.0 million gain on debt repurchases, which exceeded the impact of a $2.0 million OTTI loss on securities. In the prior year, the amount of non-interest income recorded included a $139.6 million gain on the AmTrust acquisition and a $10.1 million gain on debt repurchases and exchange, which more than offset the impact of a $96.5 million OTTI loss on securities.

Non-Interest Expense

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

The year-over-year increase in compensation and benefits expense was largely driven by staff expansion, consistent with the growth of our franchise and the Company as a whole. In addition, the increase reflected normal salary increases and incentive stock awards that were granted to employees during 2010. The year-over-year increase in occupancy and equipment expense was primarily due to the acquisition-driven expansion of our franchise. In addition to the full-year impact of expanding our footprint and our franchise, the increase in G&A expense reflected legal and other expenses associated with the acquisition and management of foreclosed property. Furthermore, acquisition-related costs accounted for $11.5 million and $5.2 million of G&A expense in 2010 and 2009, respectively.

Notwithstanding the year-over-year increase in operating expenses, our efficiency ratio improved to 35.99% in 2010 from 36.13% in 2009.

Income Tax Expense

Pre-tax income rose $244.3 million, or 41.2%, year-over-year, to $837.5 million in the twelve months ended December 31, 2010. Reflecting this increase, and the impact of certain changes in tax laws, income tax expense rose $102.0 million, or 52.4%, year-over-year to $296.5 million, and the effective tax rate rose to 35.40% from 32.79%. The increase in the effective tax rate was primarily attributable to the growth of our net income, which was subject to a higher marginal tax rate. In addition, the level of income tax expense in 2009 was reduced by $14.3 million in connection with the resolution of various tax audits during that year.

Included in income tax expense in 2010 was $2.1 million stemming from the application of new tax laws that repealed the preferential deduction for bad debts that had been previously permitted in the determination of the Company’s New York State and City income tax liability. The impact was offset by our recognition of a one-time reduction in deferred income tax expense in the amount of $2.2 million to reflect the higher value of the balance of New York net deferred tax assets.

Also included in 2010 income tax expense was $1.5 million stemming from the application of the new tax laws that conformed the New York City tax rules to those of New York State. The new laws included a provision requiring that income earned by a subsidiary taxed as a REIT for federal tax purposes be included, regardless of the location in which the REIT subsidiary conducts its business or the timing of its distribution of earnings. In 2009, the application of this provision added $1.6 million to our income tax expense.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010:

	2011				2010
(in thousands, except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$300,258	$294,967	$301,944	$303,252	$304,990	$286,188	$294,201	$294,584
Provisions for loan losses	32,712	18,000	23,708	26,000	28,903	32,000	22,000	20,000
Non-interest income	59,758	58,069	58,888	58,610	103,260	107,103	72,516	55,044
Non-interest expense	146,387	152,616	155,044	146,702	148,305	151,089	141,371	136,747

Income before income taxes	180,917	182,420	182,080	189,160	231,042	210,202	203,346	192,881
Income tax expense	63,265	62,670	62,621	65,984	81,210	74,593	71,919	68,732

Net income	$117,652	$119,750	$119,459	$123,176	$149,832	$135,609	$131,427	$124,149

Basic earnings per share	$0.27	$0.27	$0.27	$0.28	$0.34	$0.31	$0.30	$0.29

Diluted earnings per share	$0.27	$0.27	$0.27	$0.28	$0.34	$0.31	$0.30	$0.29

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related measures at December 31, 2011 and 2010 follow:

	December 31,
(dollars in thousands)	2011	2010
Total stockholders’ equity	$5,565,704	$5,526,220
Less: Goodwill	(2,436,131)	(2,436,159)
Core deposit intangibles	(51,668)	(77,734)

Tangible stockholders’ equity	$3,077,905	$3,012,327

Total assets	$42,024,302	$41,190,689
Less: Goodwill	(2,436,131)	(2,436,159)
Core deposit intangibles	(51,668)	(77,734)

Tangible assets	$39,536,503	$38,676,796

Stockholders’ equity to total assets	13.24%	13.42%

Tangible stockholders’ equity to tangible assets	7.78%	7.79%

Tangible stockholders’ equity	$3,077,905	$3,012,327
Add back: AOCL	71,910	45,695

Adjusted tangible stockholders’ equity	$3,149,815	$3,058,022

Tangible assets	$39,536,503	$38,676,796
Add back: AOCL	71,910	45,695

Adjusted tangible assets	$39,608,413	$38,722,491

Adjusted tangible stockholders’ equity to adjusted tangible assets	7.95%	7.90%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The actual duration of held-for-investment mortgage loans and mortgage-related securities can be significantly impacted by changes in prepayment levels and market interest rates. The level of prepayments may be impacted by a variety of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments are market interest rates and the availability of refinancing opportunities.

In 2011, we continued to pursue the core components of our business model in order to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales to fund our loan production, as well as our more limited investments in GSE securities; and (3) We continued to capitalize on the historically low level of the target federal funds rate to reduce our retail funding costs.

In connection with the activities of our mortgage banking operation, we enter into contingent commitments to fund residential mortgage loans by a specified future date at a stated interest rate and corresponding price. Such commitments, which are generally known as interest rate lock commitments (“IRLCs”), are considered to be financial derivatives and, as such, are carried at fair value.

To mitigate the interest rate risk associated with our IRLCs, we enter into forward commitments to sell mortgage loans or mortgage-backed securities (“MBS”) by a specified future date and at a specified price. These forward sale agreements are also carried at fair value. Such forward commitments to sell generally obligate us to complete the transaction as agreed, and therefore pose a risk to us if we are not able to deliver the loans or MBS pursuant to the terms of the applicable forward-sale agreement. For example, if we are unable to meet our obligation, we may be required to pay a “make whole” fee to the counterparty.

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

At December 31, 2011, our one-year gap was a negative 0.92%, as compared to a positive 1.72% at December 31, 2010. The modest decrease in our one-year gap was attributable to an increase in short-term borrowings and a decline in the balance of MBS, among other factors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2011 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. Prepayment rates were assumed to range from 13% to 39% annually for mortgage-related securities, and from 14% to 15% for multi-family and CRE loans. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 47% for the first five years, 17% for years five through ten, and 36% for the years thereafter. NOW accounts were assumed to decay at 39% for the first five years, 22% for years five through ten, and 39% for the years thereafter. Money market accounts, with the exception of those accounts having specified repricing dates, were assumed to decay at 93% for the first five years and 7% for years five through ten.

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

As of December 31, 2011, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of nine. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of three.

Interest Rate Sensitivity Analysis

	At December 31, 2011
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$4,272,828	$6,430,616	$9,147,831	$6,886,976	$2,860,802	$397,899	$29,996,952
Mortgage-related securities(2)(3)	158,866	444,903	735,215	433,825	1,262,694	152,699	3,188,202
Other securities and money market investments(2)	877,173	770,880	250	275	67,040	133,425	1,849,043

Total interest-earning assets	5,308,867	7,646,399	9,883,296	7,321,076	4,190,536	684,023	35,034,197

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	4,012,812	449,267	913,793	1,763,269	894,736	723,321	8,757,198
Savings accounts	612,064	139,977	394,795	703,086	684,684	1,419,253	3,953,859
Certificates of deposit	2,277,682	3,193,869	1,484,293	408,921	8,498	—	7,373,263
Borrowed funds	2,512,980	141,615	886,446	2,778,556	7,427,740	213,076	13,960,413

Total interest-bearing liabilities	9,415,538	3,924,728	3,679,327	5,653,832	9,015,658	2,355,650	34,044,733

Interest rate sensitivity gap per period(4)	$(4,106,671)	$3,721,671	$6,203,969	$1,667,244	$(4,825,122)	$(1,671,627)	$989,464

Cumulative interest rate sensitivity gap	$(4,106,671)	$(385,000)	$5,818,969	$7,486,213	$2,661,091	$989,464

Cumulative interest rate sensitivity gap as a percentage of total assets	(9.77)%	(0.92)%	13.85%	17.81%	6.33%	2.35%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	56.38%	97.11%	134.19%	133.02%	108.40%	102.91%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the preceding Interest Rate Sensitivity Analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of the market, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Also, the ability of some borrowers to repay their adjustable-rate loans may be adversely impacted by an increase in market interest rates.

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

The following table sets forth our NPV as of December 31, 2011:

(dollars in thousands)

Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$42,702,778	$37,956,779	$4,745,999	$—	—%
+100	42,092,113	37,449,388	4,642,725	(103,274)	(2.18)
+200	41,576,505	37,028,773	4,547,732	(198,267)	(4.18)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes.

Based on the information and assumptions in effect at December 31, 2011, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(0.73)%
+100 over one year	(0.44)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, NPV, and/or net interest income simulation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2011	2010
ASSETS:
Cash and cash equivalents	$2,001,737	$1,927,542
Securities:
Available-for-sale ($590,488 and $500,811 pledged, respectively)	724,662	652,956
Held-to-maturity ($3,610,172 and $3,881,139 pledged, respectively) (fair value of $3,966,185 and $4,157,322, respectively)	3,815,854	4,135,935

Total securities	4,540,516	4,788,891

Non-covered loans held for sale	1,036,918	1,207,077
Non-covered loans held for investment, net of deferred loan fees and costs	25,532,818	23,707,494
Less: Allowance for losses on non-covered loans	(137,290)	(158,942)

Non-covered loans held for investment, net	25,395,528	23,548,552
Covered loans	3,753,031	4,297,869
Less: Allowance for losses on covered loans	(33,323)	(11,903)

Covered loans, net	3,719,708	4,285,966

Total loans, net	30,152,154	29,041,595
Federal Home Loan Bank stock, at cost	490,228	446,014
Premises and equipment, net	250,859	233,694
FDIC loss share receivable	695,179	814,088
Goodwill	2,436,131	2,436,159
Core deposit intangibles, net	51,668	77,734
Mortgage servicing rights	117,012	107,378
Bank-owned life insurance	768,996	742,481
Other real estate owned (includes $71,400 and $62,412, respectively, covered by loss sharing agreements)	155,967	90,478
Other assets	363,855	484,635

Total assets	$42,024,302	$41,190,689

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$8,757,198	$8,235,825
Savings accounts	3,953,859	3,885,785
Certificates of deposit	7,373,263	7,835,161
Non-interest-bearing accounts	2,189,810	1,852,280

Total deposits	22,274,130	21,809,051
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	9,314,193	8,375,659
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	13,439,193	12,500,659
Junior subordinated debentures	426,936	426,992
Other borrowings	94,284	608,465

Total borrowed funds	13,960,413	13,536,116
Other liabilities	224,055	319,302

Total liabilities	36,458,598	35,664,469

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 437,426,665 and 435,646,845 shares issued, and 437,344,796 and 435,646,845 shares outstanding, respectively)	4,374	4,356
Paid-in capital in excess of par	5,309,269	5,285,715
Retained earnings	324,967	281,844
Treasury stock, at cost (81,869 and 0 shares, respectively)	(996)	—
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	1,321	12,600
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,627)	(20,572)
Net unrealized loss on pension and post-retirement obligations, net of tax	(59,604)	(37,723)

Total accumulated other comprehensive loss, net of tax	(71,910)	(45,695)

Total stockholders’ equity	5,565,704	5,526,220

Total liabilities and stockholders’ equity	$42,024,302	$41,190,689

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2011	2010	2009
INTEREST INCOME:
Mortgage and other loans	$1,638,651	$1,669,871	$1,325,601
Securities and money market investments	228,013	243,923	309,011

Total interest income	1,866,664	1,913,794	1,634,612

INTEREST EXPENSE:
NOW and money market accounts	39,285	56,991	33,788
Savings accounts	15,488	20,833	15,859
Certificates of deposit	102,400	138,716	163,168
Borrowed funds	509,070	517,291	516,472

Total interest expense	666,243	733,831	729,287

Net interest income	1,200,421	1,179,963	905,325
Provision for losses on non-covered loans	79,000	91,000	63,000
Provision for losses on covered loans	21,420	11,903	—

Net interest income after provisions for loan losses	1,100,001	1,077,060	842,325

NON-INTEREST INCOME:
Total OTTI loss on securities	(18,124)	(26,456)	(106,248)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	—	24,485	9,715

Net OTTI loss recognized in earnings	(18,124)	(1,971)	(96,533)
Fee income	44,874	54,584	40,074
Bank-owned life insurance	28,384	28,015	27,406
Mortgage banking income	80,674	183,883	12,129
Net gain on sales of securities	36,608	22,430	338
FDIC indemnification income	17,633	11,308	—
Gain on business disposition	9,823	—	—
Gain on business acquisitions	—	2,883	139,607
Gain on debt repurchases	—	3,008	10,054
Other	35,453	33,783	24,564

Total non-interest income	235,325	337,923	157,639

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	293,344	274,864	184,692
Occupancy and equipment	86,903	88,070	73,724
General and administrative	194,436	183,312	125,587

Total operating expenses	574,683	546,246	384,003
Amortization of core deposit intangibles	26,066	31,266	22,812

Total non-interest expense	600,749	577,512	406,815

Income before income taxes	734,577	837,471	593,149
Income tax expense	254,540	296,454	194,503

Net income	$480,037	$541,017	$398,646

Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on securities and non-credit portion of OTTI losses on securities	(4,334)	2,229	27,601
Change in pension and post-retirement obligations	(21,881)	1,979	10,405

Total comprehensive income, net of tax	$453,822	$545,225	$436,652

Basic earnings per share	$1.09	$1.24	$1.13

Diluted earnings per share	$1.09	$1.24	$1.13

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2011	2010	2009
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,356	$4,332	$3,450
Shares issued for exercise of stock options (168,001; 308,173; and 38,093, respectively)	2	3	—
Shares issued for restricted stock awards (1,611,819; 374,858; and 1,184,166, respectively)	16	4	12
Shares issued in stock offerings (69,000,000)	—	—	690
Shares issued for debt exchange (4,756,444)	—	—	48
Shares issued in connection with the direct stock purchase feature of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) (1,766,482 in 2010 and 13,233,518 in 2009)	—	17	132

Balance at end of year	4,374	4,356	4,332

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	5,285,715	5,238,231	4,181,599
Shares issued for restricted stock awards, net of forfeitures	(216)	(1,145)	(1,245)
Compensation expense related to restricted stock awards	16,735	10,889	9,490
Stock options	4,356	2,549	414
Tax effect of stock plans	2,679	2,349	4,010
Allocation of Employee Stock Ownership Plan (“ESOP”) stock	—	3,924	2,718
Shares issued in connection with the direct stock purchase feature of the DRP	—	28,918	147,118
Shares issued for debt exchange	—	—	39,105
Shares issued in common stock offerings	—	—	864,208
Net effect of issuance and exercise of FDIC equity appreciation instrument, net of tax effects	—	—	(9,186)

Balance at end of year	5,309,269	5,285,715	5,238,231

RETAINED EARNINGS:
Balance at beginning of year	281,844	175,193	123,511
Net income	480,037	541,017	398,646
Dividends paid on common stock ($1.00 per share in each year)	(436,914)	(434,366)	(347,554)
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax	—	—	590

Balance at end of year	324,967	281,844	175,193

TREASURY STOCK:
Balance at beginning of year	—	—	—
Purchase of common stock (229,712; 248,385; and 114,302 shares, respectively)	(3,696)	(4,054)	(1,311)
Exercise of stock options (135,162; 176,043; and 6,867 shares, respectively)	2,500	2,913	78
Shares issued for restricted stock awards (12,681; 72,342; and 107,435 shares, respectively)	200	1,141	1,233

Balance at end of year	(996)	—	—

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	—	(951)	(1,995)
Earned portion of ESOP	—	951	1,044

Balance at end of year	—	—	(951)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(45,695)	(49,903)	(87,319)
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $366; $17,134; and $16,648, respectively	(540)	25,404	(25,659)
Adjustment for the cumulative effect of a change in accounting for OTTI, net of tax of $377	—	—	(590)
Change in the non-credit portion of OTTI losses recognized in other comprehensive loss (income), net of tax of $4,857; $9,656; and $3,886, respectively	7,251	(14,829)	(5,829)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $2,557 and $513, respectively	—	3,927	779
Change in pension and post-retirement obligations, net of tax of $14,993; $1,334; and $6,981, respectively	(21,881)	1,979	10,405
Less: Reclassification adjustment for sales of securities and OTTI loss on securities, net of tax of $7,439; $8,186; and $37,885, respectively	(11,045)	(12,273)	58,310

Other comprehensive (loss) income, net of tax	(26,215)	4,208	37,416

Balance at end of year	(71,910)	(45,695)	(49,903)

Total stockholders’ equity	$5,565,704	$5,526,220	$5,366,902

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$480,037	$541,017	$398,646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	100,420	102,903	63,000
Depreciation and amortization	23,535	20,112	19,982
(Accretion of discounts) amortization of premiums, net	(1,337)	3,642	(4,109)
Amortization of core deposit intangibles	26,066	31,266	22,812
Net gain on sale of securities	(36,608)	(22,430)	(338)
Net gain on sale of loans	(80,304)	(137,361)	(10,470)
Gain on business disposition	(9,823)	—	—
Gain on business acquisitions	—	(2,883)	(139,607)
Stock plan-related compensation	16,735	15,764	13,252
OTTI loss on securities recognized in earnings	18,124	1,971	96,533
Changes in assets and liabilities:
Decrease (increase) in deferred tax asset, net	28,270	36,396	(14,916)
Decrease (increase) in other assets	126,654	59,774	(97,805)
(Decrease) increase in other liabilities	(126,812)	9,214	(89,146)
Origination of loans held for sale	(7,151,083)	(10,864,188)	(888,527)
Proceeds from sale of loans originated for sale	7,416,333	10,135,124	846,120

Net cash provided by (used in) operating activities	830,207	(69,679)	215,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	2,799,160	4,117,849	2,469,068
Proceeds from repayment of securities available for sale	221,077	872,548	201,245
Proceeds from sale of securities held to maturity	284,406	—	—
Proceeds from sale of securities available for sale	862,755	23,098	10,338
Purchase of securities held to maturity	(2,753,777)	(4,034,384)	(1,808,546)
Purchase of securities available for sale	(1,151,639)	—	—
Net (purchase) redemption of Federal Home Loan Bank stock	(44,214)	54,315	14,829
Net (increase) decrease in loans	(1,488,025)	173,459	(1,161,484)
Purchase of premises and equipment, net	(40,746)	(48,641)	(7,385)
Net cash acquired in business transactions	100,027	140,895	4,029,729

Net cash (used in) provided by investing activities	(1,210,976)	1,299,139	3,747,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	465,079	(898,001)	(266,380)
Net increase (decrease) in short-term borrowed funds	1,062,000	500,000	(1,012,900)
Net decrease in long-term borrowed funds	(637,703)	(1,173,074)	(860,783)
Tax effect of stock plans	2,679	2,349	4,010
Cash dividends paid on common stock	(436,914)	(434,366)	(347,554)
Treasury stock purchases	(3,696)	(4,054)	(1,311)
Net cash received from stock option exercises	3,519	5,436	465
Cash used for exercise of FDIC equity appreciation instrument	—	—	(23,275)
Proceeds from issuance of common stock, net	—	28,935	1,012,148

Net cash provided by (used in) financing activities	454,964	(1,972,775)	(1,495,580)

Net increase (decrease) in cash and cash equivalents	74,195	(743,315)	2,467,641
Cash and cash equivalents at beginning of year	1,927,542	2,670,857	203,216

Cash and cash equivalents at end of year	$2,001,737	$1,927,542	$2,670,857

Supplemental information:
Cash paid for interest	$686,245	$790,233	$715,619
Cash paid for income taxes	152,115	307,850	182,767
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$230,677	$82,374	$14,372
Exchange of debt for common stock	—	—	39,153

Note:	Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of Desert Hills Bank on March 26, 2010 were $230.5 million and $442.5 million, respectively. Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of AmTrust Bank on December 4, 2009 were $6.2 billion and $10.9 billion, respectively.

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

Reflecting this strategy of growth through acquisitions, the Community Bank currently operates 241 branches, four of which operate directly under the Community Bank name. The remaining 237 Community Bank branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 34 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 17 branches that operate under the name “Atlantic Bank.”

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowances for loan losses; the valuation of loans held for sale; the evaluation of goodwill for impairment; the evaluation of other-than-temporary impairment (“OTTI”) on securities; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has unconsolidated subsidiaries in the form of nine wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 7, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements with original maturities of less than 90 days. At December 31, 2011 and 2010, the Company’s cash and cash equivalents totaled $2.0 billion and $1.9 billion, respectively. Included in cash and cash equivalents at both dates were $1.2 billion of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2011 and 2010 were federal funds sold of $5.8 million and $870,000, respectively. In addition, the Company had $646.5 million and $550.0 million in reverse repurchase agreements outstanding at December 31, 2011 and 2010, respectively.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain reserves with the Federal Reserve Bank of New York of $115.6 million and $100.9 million, respectively, at December 31, 2011 and 2010, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

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

Prior to April 1, 2009, when the decline in fair value below an investment’s carrying amount was deemed to be other than temporary, the investment was written down to fair value and the full amount of the write-down was charged to earnings. A decline in the fair value of an investment was deemed to be other than temporary if the Company did not expect to recover the carrying amount of the investment or the Company did not have the intent and ability to hold the investment to the anticipated recovery of its amortized cost. Effective April 1, 2009, under revised OTTI accounting requirements issued by the Financial Accounting Standards Board (the “FASB”), unless the Company has the intent to sell, or it is more likely than not that it will be required to sell a security before recovery, an OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. The decline in value attributable to factors other than credit is charged to accumulated other comprehensive loss, net of tax (“AOCL”). If there is a decline in fair value of a security below its carrying amount and the Company has the intent to sell it, or it is more likely than not that it will be required to sell the security before recovery, the entire amount of the decline in fair value is charged to earnings.

Premiums and discounts on securities are amortized to expense and accreted to income over the remaining period to contractual maturity, using a method that approximates the interest method, and are adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”) of New York (the “FHLB-NY”), the Company is required to hold shares of FHLB stock, which is carried at cost. The Company’s holding requirement varies based on certain factors, primarily including its outstanding borrowings from the FHLB-NY. In connection with the FDIC-assisted acquisitions of AmTrust and Desert Hills, the Company acquired stock in the FHLBs of Cincinnati and San Francisco, respectively. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The factors considered in this process include, among other things, significant deterioration in earnings performance, credit rating, or asset quality; significant adverse changes in the regulatory or economic environment; and other factors that raise significant concerns about the creditworthiness and the ability of an FHLB to continue as a going concern.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses.

One-to-four family loans held for sale are originated through the mortgage banking operation acquired in the AmTrust acquisition and are sold primarily to government-sponsored enterprises (“GSEs”), with the servicing typically retained. The loans originated by the mortgage banking operation are carried at fair value. The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loans held for sale.

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

Prepayment penalty income is recorded in interest income and only when cash is received. Accordingly, there are no assumptions involved in the recognition of prepayment penalty income.

Two factors are considered in determining the amount of prepayment penalty income: the prepayment penalty percentage set forth in the loan documents and the balance of the loan at the time of prepayment. Prepayment penalty income may increase during periods of rising rates (or periods when rates are expected to rise) because borrowers may opt to lock in a lower rate at such times, rather than take the risk of refinancing in the future when interest rates could be higher. In addition, prepayment penalty income may increase during periods of declining rates (or in a low interest rate environment), as borrowers seek to lock in a low rate.

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

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans is increased by provisions for non-covered loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Although loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted below, the process for establishing the allowance for losses on non-covered loans is the same for each of the Community Bank and the Commercial Bank. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowances for losses on non-covered loans are established based on our evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and are comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The Company applies this classification as necessary to loans individually evaluated for impairment in its portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis.

The Company generally measures impairment on an individual loan and determines the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of the estimated costs to sell, or the present value of the expected cash flows, is less than the recorded investment in the loan.

The Company also follows a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying its loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories the Company maintains. The Company’s historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to:

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

In recognition of prevailing macroeconomic and real estate market conditions, the time periods considered for historical loss experience continue to be the last three years and the current period. The Company also evaluates the sufficiency of the overall allocations used for the allowance for losses on non-covered loans by considering the loss experience in the current and prior calendar year.

The process of establishing the allowances for losses on non-covered loans also involves:

•	Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

•

Assessment of the aforementioned factors by the pertinent members of the Boards of Directors and executive management when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

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

The Company charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. Generally, the time period in which this assessment is made is within the same quarter that the loan is considered impaired and quarterly thereafter. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date we received notification that the borrower has filed for bankruptcy.

The level of future additions to the respective non-covered loan loss allowances is based on many factors, including certain factors that are beyond management’s control such as changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

Allowance for Losses on Covered Loans

The Company has elected to account for the loans acquired in the AmTrust and Desert Hills acquisitions (i.e., its covered loans) based on expected cash flows (Please see Note 4, “Loans,” for further information regarding these acquisitions). This election is in accordance with FASB Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, the Company will maintain the integrity of a pool of multiple loans accounted for as a single asset and with a single composite interest rate and an aggregate expectation of cash flows.

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for losses on covered loans to the extent that the expected cash flows from a loan pool have decreased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages.

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

Decreases in estimated reimbursements from the FDIC, if any, will be recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the related loss sharing agreement); related additions to the accretable yield on the covered loans will be recognized in income prospectively over the lives of the loans. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and an allowance for loan losses for the related loans will be recorded.

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” Currently, the goodwill impairment analysis is a two-step test. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting segment for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting segment, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting segment were being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting segment, there is no impairment. If the carrying amount of goodwill assigned to a reporting segment exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting segment, and the loss establishes a new basis in the goodwill. Subsequent reversal of a goodwill impairment loss is not permitted.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. All of our recorded goodwill has resulted from prior acquisitions and, accordingly, is attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as it was acquired in our FDIC-assisted acquisition of AmTrust, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, the Company determined the carrying value of the Banking Operations segment to be the carrying value of the Company and compared it to the fair value of the Banking Operations segment as the fair value of the Company.

The Company performed its annual goodwill impairment test as of December 31, 2011 and found no indication of goodwill impairment at that date.

Core Deposit Intangibles

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2011, 2010, or 2009. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

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

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $23.5 million, $20.1 million, and $20.0 million, respectively, in the years ended December 31, 2011, 2010, and 2009.

Mortgage Servicing Rights

The Company recognizes the right to service mortgage loans for others as a separate asset referred to as mortgage servicing rights (“MSRs”). The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized. (Please see Note 10, “Intangible Assets,” for additional information regarding residential and securitized MSRs.) MSRs are generally obtained through the sale of one-to-four family mortgage loans with servicing retained. The Company initially records MSRs at fair value. Subsequently, residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income. Securitized MSRs are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and are amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs are periodically evaluated for impairment, based on the difference between the carrying amount and current fair value of the MSR. If it is determined that impairment exists, the resultant loss is charged against earnings.

The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows utilizing an internal valuation model. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

Changes in the fair value of MSRs occur primarily due to the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2011 and 2010, the Company’s investment in BOLI was $769.0 million and $742.5 million, respectively. The Company’s investment in BOLI generated income of $28.4 million, $28.0 million, and $27.4 million, respectively, during the years ended December 31, 2011, 2010, and 2009.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost or fair value, less the estimated selling costs, at the date of acquisition. “Cost” represents the unpaid balance of the loan at the acquisition date plus the expenses incurred to bring the property to a saleable condition, when appropriate. Following foreclosure, management periodically performs a valuation of the property, and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Revenues and expenses from operations and changes in valuation, if any, are included in general and administrative expense in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2011 and 2010, the Company had other real estate owned (“OREO”) of $156.0 million and $90.5 million, respectively. The respective amounts include OREO of $71.4 million and $62.4 million that is covered under the Company’s FDIC loss sharing agreements.

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

Stock Options and Incentives

The Company did not grant any stock options during the years ended December 31, 2011, 2010, or 2009. As all previously issued stock options had vested prior to 2008, there were no unvested stock options outstanding at any time during those years, and, accordingly, no compensation and benefits expense relating to stock options was recorded.

Under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reaffirmed at the Annual Meeting on June 2, 2011, shares are available for grant as stock options, restricted stock, or other forms of related rights. At December 31, 2011, the Company had 3,010,058 shares available for grant under the 2006 Stock Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 12, “Stock-Related Benefit Plans.”

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

Under GAAP, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in AOCL, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (i.e., the date at which plan assets and the benefit obligation are measured for financial reporting purposes) is required to be the Company’s fiscal year-end, December 31st.

Earnings per Share (Basic and Diluted)

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Prior to 2011, weighted-average common shares were adjusted to exclude unallocated Employee Stock Ownership Plan (“ESOP”) shares. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2011, 2010, and 2009:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2011	2010	2009
Net income	$480,037	$541,017	$398,646
Less: Dividends paid on and earnings allocated to participating securities	(3,614)	(3,116)	(2,251)

Earnings applicable to common stock	$476,423	$537,901	$396,395

Weighted average common shares outstanding	436,018,938	433,740,639	351,869,427

Basic earnings per common share	$1.09	$1.24	$1.13

Earnings applicable to common stock	$476,423	$537,901	$396,395

Weighted average common shares outstanding	436,018,938	433,740,639	351,869,427
Potential dilutive common shares (1)	124,196	445,860	69,626

Total shares for diluted earnings per share computation	436,143,134	434,186,499	351,939,053

Diluted earnings per common share and common share equivalents	$1.09	$1.24	$1.13

(1)	Options to purchase 6,302,302 shares, 2,815,862 shares, and 12,742,326 shares, respectively, of the Company’s common stock that were outstanding as of December 31, 2011, 2010, and 2009, at respective weighted average exercise prices of $16.30, $19.19, and $15.76, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Impact of Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” Under ASU 2011-08, entities can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The application of this guidance will only affect the presentation of the Company’s consolidated financial statements and will have no impact on its consolidated statement of condition or results of operations. In December 2011, the FASB delayed certain aspects of ASU 2011-05 that pertain to how and where reclassification adjustments are presented.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings (“TDRs”) and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs. In addition, ASU 2011-02 requires the disclosure of certain information relating to TDRs as required by ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” These disclosures were previously deferred by ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retroactively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 did not have a material effect on the Company’s consolidated statement of condition or results of operations.

In July 2010, the FASB issued ASU 2010-20 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for loan losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class, certain existing disclosures, and to provide certain new disclosures about its financing receivables and related allowance for loan losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. For further details on the Company’s credit quality disclosures, please refer to Note 4, “Loans” and Note 5, “Allowance for Loan Losses.”

NOTE 3: SECURITIES

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$97,642	$5,013	$10	$102,645
GSE CMOs(1)	62,373	2,903	—	65,276
Private label CMOs	25,306	—	1,265	24,041

Total mortgage-related securities	$185,321	$7,916	$1,275	$191,962

Other Securities:
GSE debentures	$456,969	$1,797	$—	$458,766
State, county, and municipal	1,188	97	—	1,285
Capital trust notes	36,754	141	4,692	32,203
Preferred stock	—	195	—	195
Common stock	42,863	1,604	4,216	40,251

Total other securities	$537,774	$3,834	$8,908	$532,700

Total securities available for sale(2)	$723,095	$11,750	$10,183	$724,662

(1)	Collateralized mortgage obligations
(2)	The non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

As of December 31, 2011, the fair value of marketable equity securities included common stock of $40.3 million and Freddie Mac preferred stock of $195,000. The common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The Freddie Mac preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2010:

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$203,480	$8,067	$32	$211,515
GSE CMOs	213,839	8,464	—	222,303
Private label CMOs	51,657	110	405	51,362

Total mortgage-related securities	$468,976	$16,641	$437	$485,180

Other Securities:
U.S. Treasury obligations	$57,859	$694	$—	$58,553
GSE debentures	620	—	—	620
Corporate bonds	4,814	—	564	4,250
State, county, and municipal	1,304	41	11	1,334
Capital trust notes	38,843	8,550	5,389	42,004
Preferred stock	30,574	2,129	11,964	20,739
Common stock	42,044	3,786	5,554	40,276

Total other securities	$176,058	$15,200	$23,482	$167,776

Total securities available for sale(1)	$645,034	$31,841	$23,919	$652,956

(1)	The non-credit portion of OTTI recorded in AOCL was $12.5 million (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2011 and 2010:

	December 31, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$660,945	$660,945	$47,064	$—	$708,009
GSE CMOs	2,331,916	2,331,916	93,216	—	2,425,132
Other mortgage-related securities	3,379	3,379	—	—	3,379

Total mortgage-related securities	$2,996,240	$2,996,240	$140,280	$—	$3,136,520

Other Securities:
GSE debentures	$633,258	$633,258	$14,878	$146	$647,990
Corporate bonds	54,759	54,759	2,826	12	57,573
Capital trust notes	153,334	131,597	12,362	19,857	124,102

Total other securities	$841,351	$819,614	$30,066	$20,015	$829,665

Total securities held to maturity(1)	$3,837,591	$3,815,854	$170,346	$20,015	$3,966,185

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. The non-credit portion of OTTI recorded in AOCL was $21.7 million (before taxes).

	December 31, 2010
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$208,993	$208,993	$12,206	$1,094	$220,105
GSE CMOs	2,763,545	2,763,545	47,352	28,345	2,782,552
Other mortgage-related securities	6,777	6,777	—	—	6,777

Total mortgage-related securities	$2,979,315	$2,979,315	$59,558	$29,439	$3,009,434

Other Securities:
GSE debentures	$924,663	$924,663	$4,524	$10,592	$918,595
Corporate bonds	86,483	86,483	8,647	13	95,117
Capital trust notes	167,355	145,474	11,410	22,708	134,176

Total other securities	$1,178,501	$1,156,620	$24,581	$33,313	$1,147,888

Total securities held to maturity(1)	$4,157,816	$4,135,935	$84,139	$62,752	$4,157,322

(1)	The non-credit portion of OTTI recorded in AOCL was $21.9 million (before taxes).

The Company had $490.2 million and $446.0 million of FHLB stock, at cost, at December 31, 2011 and 2010, respectively. The Company is required to maintain this investment in order to have access to the funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2011, 2010, and 2009:

	December 31,
(in thousands)	2011	2010	2009
Gross proceeds	$862,755	$23,098	$10,338
Gross realized gains	28,116	22,438	338
Gross realized losses	11	8	—

In addition, during the twelve months ended December 31, 2011, the Company sold held-to-maturity securities with gross proceeds of $284.4 million and gross realized gains of $8.5 million. These sales occurred because the Company had either collected a substantial portion (at least 85%) of the initial principal balance or because there was evidence of significant deterioration in the issuer’s creditworthiness.

The $156.3 million market value of the capital trust note portfolio at December 31, 2011 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of December 31, 2011:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$629
Fair value	14,887	266	753
Unrealized (loss) gain	(77)	(287)	124
Lowest credit rating assigned to security	CCC-	C	C
Number of banks/insurance companies currently performing	24	59	24
Actual deferrals and defaults as a percentage of original collateral	11%	33%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	24	25	19
Expected recoveries as a percentage of remaining performing collateral	—	—	2
Excess subordination as a percentage of remaining performing collateral	11	—	—

After taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of the pooled trust preferred securities had no excess subordination in the classes owned by the Company and one had excess subordination of 11%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

The following table presents a roll-forward, from December 31, 2010 through December 31, 2011, of the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2011. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period was the first time a debt security was credit-impaired (initial credit impairment) or was not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Twelve Months Ended December 31, 2011
Beginning credit loss amount as of December 31, 2010	$201,854
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	6,160
Amount previously recognized in AOCL	11,964
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending credit loss amount as of December 31, 2011	$219,978

OTTI losses on securities (consisting entirely of preferred stock) totaled $18.1 million in the year ended December 31, 2011. As this entire amount was related to credit, it was recognized in earnings. OTTI was determined based on the Company’s expectation that it would no longer receive any cash flows from the impaired security.

In 2010, OTTI losses on securities totaled $26.5 million and consisted of $12.8 million relating to preferred stock and $13.7 million relating to trust preferred securities. The OTTI losses that were related to credit were recognized in earnings and totaled $2.0 million. In 2009, the total OTTI loss on securities consisted of $96.3 million on trust preferred securities ($86.6 million of which was recognized in earnings) and $10.0 million related to corporate debt (all of which was recognized in earnings).

The following table summarizes the carrying amount and estimated fair value of held-to-maturity debt securities and the amortized cost and estimated fair value of available-for-sale debt securities at December 31, 2011 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at December 31, 2011
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$23,989	5.80%	$24,512
Due from one to five years	—	—	—	—	—	—	—	—	—
Due from five to ten years	867,030	3.75	633,258	3.70	—	—	—	—	1,576,945
Due after ten years	2,129,210	3.86	—	—	—	—	162,367	7.19	2,364,728

Total debt securities held to maturity	$2,996,240	3.83%	$633,258	3.70%	$—	—%	$186,356	7.02%	$3,966,185

Available-for-Sale Securities:(3)
Due within one year	$—	—%	$—	—%	$125	5.63%	$—	—%	$128
Due from one to five years	2,461	6.81	—	—	509	6.21	—	—	3,045
Due from five to ten years	77,953	3.87	456,380	3.51	554	6.56	—	—	541,193
Due after ten years	104,907	4.16	589	2.75	—	—	36,754	4.74	139,850

Total debt securities available for sale	$185,321	4.07%	$456,969	3.51%	$1,188	6.31%	$36,754	4.74%	$684,216

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $629,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At December 31, 2011, the Company had commitments to purchase $45.5 million of securities, all of which were GSE securities.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2011:

At December 31, 2011	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$62,601	$146	$—	$—	$62,601	$146
GSE certificates	—	—	—	—	—	—
GSE CMOs	—	—	—	—	—	—
Corporate bonds	4,987	12	—	—	4,987	12
Capital trust notes	971	43	68,570	19,814	69,541	19,857

Total temporarily impaired held-to-maturity debt securities	$68,559	$201	$68,570	$19,814	$137,129	$20,015

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$181	$9	$13	$1	$194	$10
Private label CMOs	24,041	1,265	—	—	24,041	1,265
Corporate bonds	—	—	—	—	—	—
State, county, and municipal	—	—	—	—	—	—
Capital trust notes	15,154	363	9,810	4,329	24,964	4,692

Total temporarily impaired available-for-sale debt securities	$39,376	$1,637	$9,823	$4,330	$49,199	$5,967
Equity securities	784	40	26,651	4,176	27,435	4,216

Total temporarily impaired available-for-sale securities	$40,160	$1,677	$36,474	$8,506	$76,634	$10,183

The twelve months or longer unrealized losses of $4.2 million at December 31, 2011 relate to available-for-sale equity securities that consisted primarily of a large cap equity fund. The twelve months or longer unrealized loss on this large cap equity fund was $3.6 million.

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

An OTTI loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss occurs, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. FASB guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of December 31, 2011, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than-temporarily impaired as of December 31, 2011.

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

The unrealized losses on the Company’s GSE debentures at December 31, 2011 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell them before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011.

The Company reviews quarterly financial information related to its investments in capital trust notes as well as other information that is released by each financial institution to determine the continued creditworthiness of the issuer of the securities. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2011. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in the fair values of the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

The unrealized losses on the Company’s private label CMOs were insignificant at December 31, 2011. Current characteristics of each security owned, such as delinquency and foreclosure levels, credit enhancement, and projected losses and coverage, are reviewed periodically by management. Accordingly, it is expected that these securities will not be settled at a price less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell these investments, and it is not more likely than not that the Company will be required to sell them before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011. It is possible that the underlying loan collateral of these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that could trigger material unrecoverable declines in fair value, and therefore potential OTTI losses for these securities in the future, include, but are not limited to, deterioration of credit metrics, significantly higher levels of default, loss in value on the underlying collateral, deteriorating credit enhancement, and further illiquidity in the financial markets.

At December 31, 2011, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. In analyzing its investments in perpetual preferred stock for OTTI, the Company uses an impairment model that is applied to debt securities, consistent with guidance provided by the SEC, provided that there has been no evidence of deterioration in the creditworthiness of the issuer. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. In addition, perpetual preferred stock was impacted by widening interest rate spreads across market sectors related to the continued illiquidity and uncertainty in the marketplace. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a period of time reasonably sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2011. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2011 consisted of one mortgage-related security, eleven capital trust notes, and six equity securities. At December 31, 2010, the investment securities designated as having a continuous loss position for twelve months or more consisted of two mortgage-related securities, one corporate debt obligation, eleven capital trust notes, and seven equity securities. At December 31, 2011 and 2010, the combined market value of the respective securities represented unrealized losses of $28.3 million and $46.5 million. At December 31, 2011, the fair value of securities having a continuous loss position for twelve months or more was 21.2% below the collective amortized cost of $133.4 million. At December 31, 2010, the fair value of such securities was 24.0% below the collective amortized cost of $193.5 million.

NOTE 4: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$17,430,628	68.28%	$16,807,913	70.88%
Commercial real estate	6,855,244	26.85	5,439,611	22.94
Acquisition, development, and construction	445,671	1.75	569,537	2.40
One-to-four family	127,361	0.50	170,392	0.72

Total mortgage loans held for investment	$24,858,904	97.38	$22,987,453	96.94

Other Loans:
Commercial and industrial	599,986	2.35	641,663	2.70
Other	69,907	0.27	85,559	0.36

Total other loans held for investment	669,893	2.62	727,222	3.06

Total non-covered loans held for investment	$25,528,797	100.00%	$23,714,675	100.00%

Net deferred loan origination costs/(fees)	4,021		(7,181)
Allowance for losses on non-covered loans	(137,290)		(158,942)

Non-covered loans held for investment, net	$25,395,528		$23,548,552
Covered loans	3,753,031		4,297,869
Allowance for losses on covered loans	(33,323)		(11,903)

Total covered loans, net	$3,719,708		$4,285,966
Loans held for sale	1,036,918		1,207,077

Total loans, net	$30,152,154		$29,041,595

Non-Covered Loans

Loans Held for Investment

The vast majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City that feature below-market rents. In addition, the Company originates commercial real estate (“CRE”) loans, most of which are collateralized by properties located in New York City and, to a lesser extent, on Long Island and in New Jersey.

To a lesser extent, the Company also originates acquisition, development, and construction (“ADC”) loans and commercial and industrial (“C&I”) loans. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while C&I loans are made to small and mid-size businesses in New York City, Long Island, New Jersey, and, to a lesser extent, Arizona, on both a secured and unsecured basis, for working capital, business expansion, and the purchase of machinery and equipment.

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

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining consistent lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in significant losses or delinquencies.

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

In the second quarter of 2011, the Company sold $92.1 million of C&I loans in connection with the disposition of the assets and liabilities of its insurance premium financing subsidiary, Standard Funding Corp. As a result, the Company recognized a gain on business disposition of $9.8 million ($5.9 million after-tax) during the three-month period.

The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing a further increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

Loans Held for Sale

The Community Bank’s mortgage banking subsidiary, NYCB Mortgage Company, LLC, is one of the largest aggregators of one-to-four family loans for sale to GSEs in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use the subsidiary’s proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans in all 50 states. The Company sells these loans, primarily servicing retained.

Prior to December 2010, the Company would originate one-to-four family loans in its branches and on its website on a pass-through, or conduit, basis, and would sell the loans to the third-party conduit shortly after they closed. Since December 2010, the Company has been originating one-to-four family loans through several selected clients of its mortgage banking operation, rather than through the single third-party conduit with which it previously worked. The one-to-four family loans produced for the Company’s customers are aggregated with loans produced by its mortgage banking clients throughout the nation, and then sold.

The Company also services mortgage loans for various third parties. At December 31, 2011, the unpaid principal balance of serviced loans amounted to $13.1 billion. At December 31, 2010, the unpaid principal balance of serviced loans amounted to $9.5 billion. In accordance with the Purchase and Assumption Agreement between the Community Bank and the FDIC, effective December 4, 2009, the Community Bank serviced the loans that were acquired by the FDIC in the AmTrust acquisition for a period of one year, which ended prior to December 31, 2010.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans at December 31, 2011:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$46,702	$205,064	$—	$251,766	$17,178,862	$17,430,628
Commercial real estate	53,798	68,032	—	121,830	6,733,414	6,855,244
Acquisition, development, and construction	6,520	29,886	—	36,406	409,265	445,671
One-to-four family	2,712	11,907	—	14,619	112,742	127,361
Commercial and industrial	1,223	8,827	—	10,050	589,936	599,986
Other	702	2,099	—	2,801	67,106	69,907

Total	$111,657	$325,815	$—	$437,472	$25,091,325	$25,528,797

The following table presents information regarding the quality of the Company’s non-covered loans at December 31, 2010:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$121,188	$327,892	$—	$449,080	$16,358,833	$16,807,913
Commercial real estate	8,207	162,400	—	170,607	5,269,004	5,439,611
Acquisition, development, and construction	5,194	91,850	—	97,044	472,493	569,537
One-to-four family	5,723	17,813	—	23,536	146,856	170,392
Commercial and industrial	9,324	22,804	—	32,128	609,535	641,663
Other	1,404	1,672	—	3,076	82,483	85,559

Total	$151,040	$624,431	$—	$775,471	$22,939,204	$23,714,675

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at December 31, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$17,135,461	$6,704,824	$399,811	$118,293	$24,358,389	$570,442	$67,808	$638,250
Special mention	58,134	64,802	6,489	—	129,425	13,234	—	13,234
Substandard	237,033	85,618	39,371	9,068	371,090	15,928	2,099	18,027
Doubtful	—	—	—	—	—	382	—	382

Total	$17,430,628	$6,855,244	$445,671	$127,361	$24,858,904	$599,986	$69,907	$669,893

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at December 31, 2010:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$16,097,834	$5,239,936	$454,570	$158,240	$21,950,580	$594,373	$83,887	$678,260
Special mention	172,713	22,650	6,650	—	202,013	21,224	—	21,224
Substandard	535,366	176,797	108,317	12,152	832,632	23,564	1,672	25,236
Doubtful	2,000	228	—	—	2,228	2,502	—	2,502

Total	$16,807,913	$5,439,611	$569,537	$170,392	$22,987,453	$641,663	$85,559	$727,222

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

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2011	2010	2009
Interest income that would have been recorded	$14,072	$32,943	$35,805
Interest income actually recorded	(6,484)	(7,055)	(13,929)

Interest income foregone	$7,588	$25,888	$21,876

Troubled Debt Restructurings

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified in TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

In April 2011, the FASB issued guidance regarding the determination of whether or not a restructuring is a TDR. In anticipation of such guidance, the Company began applying these more conservative metrics at the beginning of 2011 and, accordingly, the Company did not record any additional TDRs as a result of adopting the FASB’s new guidance later in the year.

The following table presents information regarding the Company’s TDRs as of December 31, 2011 and December 31, 2010:

	December 31, 2011			December 31, 2010
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$60,454	$166,248	$226,702	$148,738	$123,435	$272,173
Commercial real estate	3,389	39,054	42,443	3,917	56,814	60,731
Acquisition, development, and construction	—	15,886	15,886	—	17,666	17,666
Commercial and industrial	—	667	667	—	5,381	5,381
One-to-four family	—	1,411	1,411	—	1,520	1,520

Total	$63,843	$223,266	$287,109	$152,655	$204,816	$357,471

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2011, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $246.7 million, and loans on which forbearance agreements were reached amounted to $40.4 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2011 are summarized as follows:

	For the Twelve Months Ended December 31, 2011
	Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount
Loan Category:
Multi-family	22	4.33%	3.62%	$9,853
Commercial real estate	7	6.88	4.00	—
Acquisition, development, and construction	2	7.50	5.00	—
Other	1	6.75	4.00	326

Total	32	4.85	4.07	$10,179

During the twelve months ended December 31, 2011, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Covered Loans

The following table presents the carrying balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of December 31, 2011:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,366,456	89.7%
All other loans	386,575	10.3

Total covered loans	$3,753,031	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC 310-30, and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At December 31, 2011 and 2010, the outstanding balance of covered loans (i.e. amounts owed to the Company) totaled $4.5 billion and $5.2 billion, respectively. The carrying values of such loans were $3.8 billion and $4.3 billion, respectively, at the corresponding dates.

At the respective acquisition dates, the Company estimated the fair values of the AmTrust and Desert Hills loan portfolios, which represented the expected cash flows from the portfolios discounted at market-based rates. In estimating such fair value, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the expected amount and timing of undiscounted principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the loan portfolios at the acquisition date.

The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Changes in interest rate indices for variable rate loans increase or decrease the amount of interest income expected to be collected depending on the direction of interest rates. Prepayments affect the estimated lives of covered loans and could change the amount of interest income and principal expected to be collected. Changes in expected principal and interest payments over the estimated lives of covered loans are driven by the credit outlook and actions that may be taken with borrowers.

The Company periodically evaluates the estimates of the cash flows it expects to collect. Expected future cash flows from interest payments are based on the variable rates at the time of the periodic evaluation. Estimates of expected cash flows that are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions are treated as prospective yield adjustments and included in interest income.

Changes in the accretable yield for covered loans were as follows for the twelve months ended December 31, 2011:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,356,844
Reclassification from non-accretable difference	206,580
Accretion	(197,446)

Balance at end of period	$1,365,978

The line item in the preceding table titled “reclassification from non-accretable difference” includes changes in cash flows the Company expects to collect due to changes in prepayment assumptions and changes in interest rates on variable rate loans. As of the Company’s last periodic evaluation, prepayment assumptions declined and, accordingly, future expected principal and interest cash flows increased. This resulted in an increase in the accretable yield. In addition, the increase in the expected principal and interest payments was driven by better expectations relating to credit. These increases were partially offset by a reduction in the expected cash flows from interest payments, as interest rates continued to be very low. As a result, a large percentage of the Company’s covered variable rate loans continue to reset at lower interest rates.

In connection with the AmTrust and Desert Hills transactions, the Company has acquired OREO, all of which is covered under FDIC loss sharing agreements. Covered OREO is initially recorded at its estimated fair value on the acquisition date, based on independent appraisals less the estimated selling costs. Any subsequent write-downs due to declines in fair value are charged to non-interest expense, and partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs are credited to non-interest expense and partially offset by the portion of the recovery that is due to the FDIC.

The FDIC loss share receivable represents the present value of the estimated losses on covered loans to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the covered loans. The FDIC loss share receivable is reduced as losses on covered loans are recognized and as loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are less than the acquisition-date estimates, the FDIC loss share receivable will be reduced.

The following table presents information regarding the Company’s covered loans 90 days or more past due at December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Covered Loans 90 Days or More Past Due:
One-to-four family	$314,821	$310,929
Other loans	32,621	49,898

Total covered loans 90 days or more past due	$347,442	$360,827

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Loans 30-89 Days Past Due:
One-to-four family	$103,495	$108,691
Other loans	8,494	21,851

Total loans 30-89 days past due	$111,989	$130,542

At December 31, 2011, the Company had $112.0 million of covered loans that were 30 to 89 days past due, and covered loans of $347.4 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.3 billion at December 31, 2011 and is considered current as of that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion that is expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and its judgment is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. At December 31, 2011, the balance of pools with an adverse change in expected cash flows was $497.4 million. These pools consisted of one-to-four family loans of $184.9 million and other loans of $312.5 million. At December 31, 2010, the balance of pools with an adverse change in expected cash flows was $3.3 billion. These pools consisted of one-to-four family loans of $3.1 billion and other loans of $281.4 million.

The Company recorded a $21.4 million provision for losses on covered loans during the twelve months ended December 31, 2011. This provision was largely due to credit deterioration in the portfolio of C&I loans acquired in the Desert Hills acquisition and in the portfolios of home equity lines of credit (“HELOCs”) acquired in the acquisitions of both AmTrust and Desert Hills. The provision for covered loans was largely offset by FDIC indemnification income of $17.6 million that was recorded in non-interest income for the twelve months ended December 31, 2011.

NOTE 5: ALLOWANCES FOR LOAN LOSSES

The following table provides additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2011:
Individually evaluated for impairment	$490	$—	$490
Collectively evaluated for impairment	121,505	15,295	136,800
Acquired loans with deteriorated credit quality	14,227	19,096	33,323

Total	$136,222	$34,391	$170,613

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2010:
Individually evaluated for impairment	$15,877	$130	$16,007
Collectively evaluated for impairment	124,957	17,978	142,935
Acquired loans with deteriorated credit quality	4,873	7,030	11,903

Total	$145,707	$25,138	$170,845

The following table provides additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2011:
Individually evaluated for impairment	$324,427	$5,995	$330,422
Collectively evaluated for impairment	24,534,477	663,898	25,198,375
Acquired loans with deteriorated credit quality	3,366,456	386,575	3,753,031

Total	$28,225,360	$1,056,468	$29,281,828

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2010:
Individually evaluated for impairment	$747,869	$12,929	$760,798
Collectively evaluated for impairment	22,239,584	714,293	22,953,877
Acquired loans with deteriorated credit quality	3,874,449	423,420	4,297,869

Total	$26,861,902	$1,150,642	$28,012,544

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the years ended December 31, 2011, 2010, and 2009:

	December 31,
(in thousands)	2011	2010	2009
Balance, beginning of year	$158,942	$127,491	$94,368
Provision for loan losses	79,000	91,000	63,000
Charge-offs	(105,910)	(60,785)	(29,931)
Recoveries	5,258	1,236	54

Balance, end of year	$137,290	$158,942	$127,491

Please see Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information regarding the Company’s impaired non-covered loans at December 31, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance:
Multi-family	$235,100	$244,684	$—	$321,994	$3,435
Commercial real estate	49,258	52,152	—	63,032	1,397
Acquisition, development, and construction	26,680	27,143	—	42,600	1,141
One-to-four family	1,127	1,520	—	2,649	10
Commercial and industrial	5,995	10,240	—	6,442	60

Total impaired loans with no related allowance	$318,160	$335,739	$—	$436,717	$6,043

Impaired Loans with An Allowance Recorded:
Multi-family	$6,329	$6,899	$408	$10,893	$187
Commercial real estate	5,648	5,857	53	10,297	—
Acquisition, development, and construction	—	—	—	14,495	—
One-to-four family	285	373	29	71	—
Commercial and industrial	—	—	—	1,837	—

Total impaired loans with an allowance recorded	$12,262	$13,129	$490	$37,593	$187

Total Impaired Loans:
Multi-family	$241,429	$251,583	$408	$332,887	$3,622
Commercial real estate	54,906	58,009	53	73,329	1,397
Acquisition, development, and construction	26,680	27,143	—	57,095	1,141
One-to-four family	1,412	1,893	29	2,720	10
Commercial and industrial	5,995	10,240	—	8,279	60

Total impaired loans	$330,422	$348,868	$490	$474,310	$6,230

The following table presents additional information regarding the Company’s impaired non-covered loans at December 31, 2010:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans with No Related Allowance:
Multi-family	$447,137	$464,011	$—
Commercial real estate	120,087	122,486	—
Acquisition, development, and construction	65,453	71,541	—
One-to-four family	3,611	3,707	—
Commercial and industrial	10,919	15,197	—

Total impaired loans with no related allowance	$647,207	$676,942	$—

Loans with An Allowance Recorded:
Multi-family	$50,153	$52,209	$6,756
Commercial real estate	25,700	25,894	1,555
Acquisition, development, and construction	35,355	37,634	7,553
One-to-four family	373	373	13
Commercial and industrial	2,010	2,010	130

Total impaired loans with an allowance recorded	$113,591	$118,120	$16,007

Total Impaired Loans:
Multi-family	$497,290	$516,220	$6,756
Commercial real estate	145,787	148,380	1,555
Acquisition, development, and construction	100,808	109,175	7,553
One-to-four family	3,984	4,080	13
Commercial and industrial	12,929	17,207	130

Total impaired loans	$760,798	$795,062	$16,007

The average balances of impaired loans in 2011, 2010, and 2009 were $474.3 million, $696.5 million, and $469.5 million, respectively. The interest income recorded on these loans, which was not materially different from cash-basis interest income, was $6.2 million, $14.9 million, and $18.3 million in the corresponding years.

Covered Loans

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for loan losses on covered loans to the extent that the expected cash flows from a loan pool have decreased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses is established. A related credit to non-interest income and an increase in the FDIC loss share receivable is recognized at the same time, and measured based on the loss sharing agreement percentages.

The following table summarizes activity in the allowance for losses on covered loans for the years ended December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Balance, beginning of period	$11,903	$—
Provision for losses on covered loans	21,420	11,903

Balance, end of period	$33,323	$11,903

NOTE 6: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2011 and 2010:

	December 31,
	2011			2010
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate(1)	Amount	Percent of Total	Weighted Average Rate(1)
NOW and money market accounts	$8,757,198	39.32%	0.39%	$8,235,825	37.76%	0.56%
Savings accounts	3,953,859	17.75	0.34	3,885,785	17.82	0.43
Certificates of deposit	7,373,263	33.10	1.33	7,835,161	35.93	1.58
Non-interest-bearing accounts	2,189,810	9.83	—	1,852,280	8.49	—

Total deposits	$22,274,130	100.00%	0.65%	$21,809,051	100.00%	0.86%

(1)	Excludes the effect of purchase accounting adjustments for certificates of deposits (“CDs”).

At December 31, 2011 and 2010, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $8.9 million and $5.6 million, respectively.

The scheduled maturities of CDs at December 31, 2011 were as follows:

(in thousands)
1 year or less	$5,471,551
More than 1 year through 2 years	1,166,187
More than 2 years through 3 years	318,106
More than 3 years through 4 years	124,296
More than 4 years through 5 years	284,625
Over 5 years	8,498

Total CDs	$7,373,263

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2011:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$906,291	$691,391	$567,617	$807,460	$2,972,759

At December 31, 2011 and 2010, the aggregate amounts of CDs of $100,000 or more were $3.0 billion and $3.1 billion, respectively.

Included in total deposits at December 31, 2011 and 2010 were brokered deposits of $3.9 billion and $3.0 billion, respectively. Brokered deposits had weighted average interest rates of 0.35% and 0.59% at the respective year-ends. Brokered money market accounts represented $3.8 billion and $2.9 billion, respectively, of the year-end 2011 and 2010 totals. Brokered non-interest bearing accounts represented $61.6 million and $35.8 million, respectively, of the year-end 2011 and 2010 totals. There were no brokered CDs at December 31, 2011 or 2010.

NOTE 7: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
FHLB advances	$9,314,193	$8,375,659
Repurchase agreements	4,125,000	4,125,000
Junior subordinated debentures	426,936	426,992
Senior notes	89,984	601,865
Preferred stock of subsidiaries	4,300	6,600

Total borrowed funds	$13,960,413	$13,536,116

FHLB advances at December 31, 2011 are reported net of acquisition accounting adjustments of $32.1 million.

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $48.0 million and $49.7 million, respectively, at December 31, 2011 and 2010.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2011 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2012	$1,614,353	0.34%	$9,285,343	3.34%
2013	85,991	3.25	25,991	3.40
2014	105,557	1.99	495	0.66
2015	600,807	3.50	807	0.69
2016	2,115,000	4.35	—	—
2017	3,856,146	4.13	—	—
2018	936,085	3.03	1,303	3.09
2025	254	7.82	254	7.82

Total FHLB advances	$9,314,193	3.34%	$9,314,193	3.34%

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2011, the Company had $1.6 billion in short-term FHLB advances with an interest rate of 0.31%. During 2011, the average balance of short-term FHLB advances was $164.8 million with an interest rate of 0.39%, generating interest expense of $650,000. At December 31, 2010, the Company had $400.0 million in short-term FHLB advances with an interest rate of 0.36%. During 2010, the average balance of short-term FHLB advances was $2.2 million with an interest rate of 0.36%, generating interest expense of $8,000.

At December 31, 2011 and 2010, the Banks had combined unused lines of available credit of up to $3.7 billion and $3.3 billion, respectively, with the FHLB-NY; the respective amounts exclude repurchase agreements. There were no overnight advances outstanding at December 31, 2011. At December 31, 2010, the Company had $100.0 million outstanding in overnight advances with the FHLB-NY. In 2010, and 2009, the average balances of overnight advances amounted to $1.1 million and $111.9 million, respectively, and had weighted average interest rates of 0.62% and 0.47%, respectively. FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral, which may consist of eligible loans or mortgage-related securities.

The interest expense on FHLB advances was $313.4 million, $318.8 million, and $309.0 million, respectively, in the years ended December 31, 2011, 2010, and 2009.

Repurchase Agreements

The following table presents on analysis of the contractual maturities and the next call dates of the Company’s outstanding repurchase agreements at December 31, 2011:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2012	$—	—%	$3,643,000	3.61%
2013	700,000	3.04	200,000	2.83
2015	100,000	2.50	100,000	2.50
2016	345,000	4.09	182,000	3.58
2017	1,080,000	4.08	—	—
2018	1,600,000	3.48	—	—
2020	300,000	2.93	—	—

	$4,125,000	3.54%	$4,125,000	3.54%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2011:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days	$4,125,000	3.54%	$3,251,187	$3,398,156	$930,826	$946,670

The Company had no short-term repurchase agreements outstanding at or during the years ended December 31, 2011, 2010, or 2009.

At December 31, 2011 and 2010, the accrued interest on repurchase agreements amounted to $13.8 million and $13.9 million, respectively. The interest expense on repurchase agreements was $147.1 million, $148.4 million, and $149.5 million, respectively, in the years ended December 31, 2011, 2010, and 2009.

Federal Funds Purchased

The Company had no federal funds purchased outstanding at December 31, 2011 or 2010.

In 2009, the average balance of federal funds purchased was $577.8 million and had a weighted average interest rate of 0.37%. The interest expense produced by federal funds purchased was $2.1 million in the year ended December 31, 2009.

Junior Subordinated Debentures

At December 31, 2011 and 2010, the Company had $426.9 million and $427.0 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the (“Dodd Frank Act”) the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

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

The following junior subordinated debentures were outstanding at December 31, 2011:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
	(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009(1)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010(2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010(1)
New York Community Capital Trust V (BONUSESSM Units)	6.000	143,800	137,449	November 4, 2002	November 1, 2051	November 4, 2007(2)
New York Community Capital Trust X	2.146	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(3)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010(1)
PennFed Capital Trust II	10.180	12,372	12,000	March 28, 2001	June 8, 2031	June 8, 2011(1)
PennFed Capital Trust III	3.796	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(3)
New York Community Capital Trust XI	2.229	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012(3)

Total junior subordinated debentures		$426,936	$411,999

(1)	Callable at a premium from this date forward.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable from this date forward.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants was $92.4 million, and was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statement of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount and amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2011, this discount totaled $67.9 million, reflecting the exchange offer described below.

On July 29, 2009, the Company announced the commencement of an offer to exchange shares of its common stock for any and all of the 5,498,544 outstanding BONUSES units (the “Offer to Exchange”). All holders of BONUSES units were eligible to participate in the exchange offer. A total of 1,393,063 BONUSES units were validly tendered, not withdrawn, and accepted in the exchange offer, representing 25.3% of the 5,498,544 BONUSES units outstanding at the exchange offer’s expiration date. As a result, trust preferred securities totaling $48.6 million were extinguished in August 2009. In accordance with the terms of the Offer to Exchange, the Company issued 3.4144 shares (the “Exchange Ratio”) of its common stock for each BONUSES unit that was tendered, not withdrawn, and accepted. The Exchange Ratio was determined by adding (i) 2.4953 common shares to (ii) 0.9191 common shares. The latter number was determined by dividing $10.00 by $10.88, the average of the daily volume-weighted average price of the Company’s common stock during the five consecutive trading days ending on August 21, 2009. The Company issued 4.8 million shares of its common stock as a result of the Offer to Exchange. In addition, a $5.7 million gain on debt exchange was recorded in non-interest income in the third quarter of 2009.

In addition to the trust established in connection with the issuance of the BONUSES units, the Company has eight business trusts of which it owns all of the common securities: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, New York Community Capital Trust X, LIF Statutory Trust I, PennFed Capital Trust II, PennFed Capital Trust III, and New York Community Capital Trust XI (the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the table on the preceding page. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2011, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital. In the fourth quarter of 2009, the Company repurchased $7.5 million of New York Community Capital Trust XI, resulting in a $3.1 million pre-tax gain that was recorded in non-interest income.

Interest expense on junior subordinated debentures was $24.4 million, $24.4 million, and $28.7 million, respectively, for the years ended December 31, 2011, 2010, and 2009.

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

On December 17, 2008, the Community Bank completed an offering of $512.0 million of 3.00% Fixed Rate Senior Notes due December 16, 2011, at a price of 99.949%. Interest was payable semi-annually in arrears on June 16th and December 16th of each year, commencing on June 16, 2009. These notes were also FDIC-guaranteed (for an annual assessment rate of 100 basis points) under the TLGP, and were backed by the full faith and credit of the United States. On December 16, 2011, the Community Bank repaid these notes in entirety.

Interest expense on senior notes amounted to $23.8 million, $24.4 million, and $24.1 million in the years ended December 31, 2011, 2010, and 2009, respectively.

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

In 2010, RCCC repurchased 202 shares, or $20.2 million, of its previously issued Series C Preferred Stock, as a result of which the Company recorded a pre-tax gain of $1.5 million in non-interest income. In 2009, RCCC repurchased 30 shares, or $3.0 million, of its previously issued Series C Preferred Stock, as a result of which the Company recorded a pre-tax gain of $300,000 in non-interest income.

In 2010, RCCC repurchased 20 shares, or $2.0 million, of its previously issued Series B Preferred Stock and, as a result, the Company recorded a pre-tax loss of $22,000 in non-interest income.

On October 27, 2003, Roslyn Real Estate Asset Corp. (“RREA”), a wholly-owned REIT that was acquired by the Company in its merger with Roslyn Bancorp, Inc. (“Roslyn”), completed the sale of $102.0 million of capital securities in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the 33 Act. The capital securities consisted of $12.5 million, or 125 shares, of RREA Series C Non-Cumulative Exchangeable Fixed-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series C Preferred Stock”) and $89.5 million, or 895 shares, of RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock, liquidation preference of $100,000 per share (the “RREA Series D Preferred Stock”). Dividends on the RREA Series C Preferred Stock are payable quarterly at an annual rate of 8.95% of its stated value. The RREA Series C Preferred Stock may be redeemed by the Company on or after September 30, 2023. Dividends on the RREA Series D Preferred Stock were payable quarterly at an annual rate equal to 4.79% for the period from September 30, 2003 to, but excluding, December 31, 2003, and payable thereafter at an annual rate equal to LIBOR plus 3.65% of its stated value. The RREA Series D Preferred Stock may be redeemed by the Company on or after September 30, 2008. The dividend rate on the RREA Series D Preferred Stock resets quarterly.

In 2011, RREA repurchased 23 shares, or $2.3 million, of its previously issued RREA Series C Preferred Stock, as a result of which the Company recorded a pre-tax gain of $46,000 in non-interest income.

In 2010, RREA repurchased 250 shares, or $25.0 million, of its previously issued RREA Series D Preferred Stock, as a result of which the Company recorded a pre-tax gain of $1.6 million in non-interest income. RREA also repurchased 100 shares, or $1.0 million, of its previously issued RREA Series C Preferred Stock in 2010, as a result of which the Company recorded a pre-tax loss of $65,000 in non-interest income. During 2009, RREA repurchased 100 shares, or $10.0 million, of its previously issued RREA Series D Non-Cumulative Exchangeable Floating-Rate Preferred Stock and, as a result, the Company recorded a pre-tax gain of $963,000 in non-interest income.

Dividends on preferred stock of subsidiaries are recorded as interest expense and amounted to $223,000; $1.3 million; and $2.9 million, respectively, for the years ended December 31, 2011, 2010, and 2009.

NOTE 8: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Deferred Tax Assets:
Allowance for loan losses	$82,800	$76,169
Compensation and related benefit obligations	24,208	22,093
Acquisition accounting and fair value adjustments on securities (including OTTI)	48,396	56,347
Acquisition accounting adjustments on borrowed funds	12,979	18,545
Non-accrual interest	24,176	18,529
Restructuring and retirement of borrowed funds	7,976	29,604
Acquisition-related costs	975	1,308
Other	15,868	14,568

Gross deferred tax assets	217,378	237,163
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$217,378	$237,163

Deferred Tax Liabilities:
Amortizable intangibles	(14,816)	(23,267)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	(29,530)	(42,019)
Mortgage servicing rights	(40,543)	(41,946)
Premises and equipment	(29,333)	(22,225)
Prepaid pension cost	(6,670)	(7,969)
Other	(14,646)	(6,501)

Gross deferred tax liabilities	(135,538)	(143,927)

Net deferred tax asset	$81,840	$93,236

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition at December 31, 2011 and 2010, represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

The Company has determined that at December 31, 2011, all deductible temporary differences are more likely than not to provide a benefit in reducing future federal, state, and local tax liabilities, as applicable.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009:

	December 31,
(in thousands)	2011	2010	2009
Federal – current	$186,936	$220,785	$193,108
State and local – current	41,000	33,636	16,028

Total current	227,936	254,421	209,136

Federal – deferred	28,672	34,862	(30,482)
State and local – deferred	(2,068)	7,171	15,849

Total deferred	26,604	42,033	(14,633)

Total income tax expense	$254,540	$296,454	$194,503

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009:

	December 31,
(in thousands)	2011	2010	2009
Statutory federal income tax expense at 35%	$257,102	$293,115	$207,602
State and local income taxes, net of federal income tax effect	25,306	26,525	20,719
Effect of tax deductibility of ESOP	(6,739)	(5,243)	(5,666)
Non-taxable income and expense of BOLI	(9,848)	(9,805)	(9,592)
Federal tax credits	(6,194)	(5,955)	(6,048)
Adjustments relating to prior tax years	(5,152)	(1,342)	(13,160)
Other, net	65	(841)	648

Total income tax expense	$254,540	$296,454	$194,503

FASB guidance prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

As of December 31, 2011, the Company had $8.9 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts.

The total amount of net unrecognized tax benefits at December 31, 2011 that would affect the effective tax rate, if recognized, was $5.8 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2011, 2010, and 2009, the Company recognized income tax benefit attributed to interest and penalties of $2.5 million, $1.1 million, and $1.4 million, respectively. Accrued interest and penalties on tax liabilities were $1.1 million at December 31, 2011 and $900,000 at December 31, 2010.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2011, 2010, and 2009:

	December 31,
(in thousands)	2011	2010	2009
Uncertain tax positions at beginning of year	$13,068	$9,327	$24,153
Additions for tax positions relating to current-year operations	457	6,103	762
Additions for tax positions relating to prior tax years	—	2,221	778
Subtractions for tax positions relating to prior tax years	(4,603)	(2,677)	(13,509)
Reductions in balance due to settlements	—	(1,906)	(2,857)

Uncertain tax positions at end of year	$8,922	$13,068	$9,327

The Company and its acquired companies have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings of the Company for tax years 2009 through the present;

•	New York State tax filings of the Company for tax years 2007 through the present;

•	New York City tax filings of the Company for tax years 2009 through the present; and

•	New Jersey tax filings of the Company and certain acquired companies for tax years 2007 through the present.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits. The Company does not believe that the ranges of possible adjustments for each federal, state, and local tax position would be material.

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2011, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related net deferred tax liability of $21.5 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2011 and 2010, the Company had pledged mortgage-related securities held to maturity, each with a carrying value of $3.0 billion. The Company also had pledged other securities held to maturity with carrying values of $617.8 million and $923.5 million at the respective dates. In addition, the Company had pledged available-for-sale mortgage-related securities and other securities with respective carrying values of $158.0 million and $432.5 million at December 31, 2011, and of $437.5 million and $63.3 million at December 31, 2010. The pledged securities primarily serve as collateral for the Company’s repurchase agreements.

Loan Commitments and Letters of Credit

At December 31, 2011 and 2010, the Company had commitments to originate loans, including unused lines of credit, of $2.7 billion and $1.7 billion, respectively. The majority of the outstanding loan commitments at December 31, 2011 and 2010 had adjustable interest rates and were expected to close within 90 days of the respective dates.

The following table sets forth the Company’s off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2011:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$1,089,614
Acquisition, development, and construction	92,974
One-to-four family held for sale	1,136,230

Total mortgage loan commitments	$2,318,818
Other loan commitments	423,924

Total loan commitments	$2,742,742
Commercial, performance, and financial stand-by letters of credit	172,888

Total commitments	$2,915,630

Lease and License Commitments

At December 31, 2011, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2012	$26,525
2013	23,408
2014	20,487
2015	14,215
2016	12,312
2017 and thereafter	53,296

Total minimum future rentals	$150,243

The rental expense under these leases is included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $28.1 million, $34.0 million, and $26.3 million in the years ended December 31, 2011, 2010, and 2009, respectively. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $3.8 million, $2.7 million, and $2.6 million in the corresponding periods. Minimum future rental income under non-cancelable sublease agreements aggregated $126,000 at December 31, 2011.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2011:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$18,826	$1,048	$19,874	$47,979
Performance stand-by letters of credit	4,333	6,937	11,270	13,249
Commercial letters of credit	18,408	—	18,408	111,660
Loans with recourse	—	160	160	160

	$41,567	$8,145	$49,712	$173,048

The maximum potential amount of future payments represents the notional amounts that could be funded and lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of performance, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that it has sold or otherwise transferred to a third party. Also outstanding at December 31, 2011 were $29,000 of bankers’ acceptances.

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

Visa claims that all Visa U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa continues to set aside amounts in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and reduced the amount of shares allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Company has a $1.7 million liability based on its best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved. Depending on the outcome of the Covered Litigation, the Company could incur an increase or a reduction in the value of its membership interest in Visa, the amount of which is not expected to be material.

Derivative Financial Instruments

The Company uses various financial instruments, including derivatives, in connection with its strategies to mitigate or reduce price risk resulting from changes in interest rates. The Company’s derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options, and relate to mortgage banking operations, MSRs, and other risk management activities. These activities vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. Please see Note 14, “Derivative Financial Instruments.”

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 10: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Balance at beginning of year	$2,436,159	$2,436,401
Accounting adjustments	(28)	(242)

Balance at end of year	$2,436,131	$2,436,159

Core Deposit Intangibles

As previously noted, the Company has CDI stemming from its various business combinations with other banks and thrifts. CDI is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2011, 2010, or 2009. If an impairment loss is determined to exist in the future, the loss will be recorded in non-interest expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

Mortgage Servicing Rights

The Company had MSRs of $117.0 million and $107.4 million, respectively, at December 31, 2011 and 2010. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows utilizing an internal valuation model. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

The value of MSRs is significantly affected by mortgage interest rates then currently available in the marketplace, which influence mortgage loan prepayment speeds. During periods of declining interest rates, the value of MSRs generally declines due to increasing prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases as mortgage refinancing activity declines.

Securitized MSRs are carried at the lower of the initial carrying value, adjusted for amortization or fair value, and are amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs are periodically evaluated for impairment, based on the difference between their carrying amount and their current fair value. If it is determined that impairment exists, the resultant loss is charged against earnings.

The following table sets forth the changes in residential and securitized MSRs for the years ended December 31, 2011 and 2010:

	For the Years Ended December 31,
	2011		2010
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$106,186	$1,192	$8,617	$1,965
Additions	82,060	—	100,767	—
Decrease in fair value:
Due to changes in valuation assumptions	(24,537)	—	—	—
Due to other changes(1)	(47,293)	—	(3,198)	—
Amortization	—	(596)	—	(773)

Carrying value, end of period	$116,416	$596	$106,186	$1,192

(1)	Includes net servicing cash flows and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	December 31,
	2011	2010
Weighted average expected life	69 months	85 months
Constant prepayment speed	14.2%	10.1%
Discount rate	10.0	10.0
Primary mortgage rate to refinance	4.1	5.0
Cost to service (per loan per year):
Current	$53	$53
30-59 days delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As of December 31, 2011, there were no changes in assumed future servicing costs since the prior year-end.

Analyses of CDI and MSRs

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI and MSRs as of December 31, 2011:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$234,364	$(182,696)	$51,668
Mortgage servicing rights	127,594	(10,582)	117,012

Total	$361,958	$(193,278)	$168,680

For the year ended December 31, 2011, amortization expenses related to CDI totaled $26.1 million. The Company assessed the useful lives of its intangible assets at December 31, 2011 and deemed them to be appropriate. There were no impairment losses recorded for the years ended December 31, 2011, 2010, or 2009.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI and MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Total
2012	$19,644	$403	$20,047
2013	15,784	161	15,945
2014	8,298	32	8,330
2015	5,344	—	5,344
2016	2,390	—	2,390
2017 and thereafter	208	—	208

Total remaining intangible assets	$51,668	$596	$52,264

NOTE 11: EMPLOYEE BENEFITS

Retirement Plans

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged together and renamed the “New York Community Bancorp Retirement Plan” (the “New York Community Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the New York Community Plan on September 30, 2004. The pension plan for employees of the former Atlantic Bank of New York was merged into the New York Community Plan on March 31, 2008. The New York Community Plan covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date. The New York Community Plan is subject to the provisions of ERISA.

The following tables set forth certain information regarding the New York Community Plan, based on the measurement date indicated:

	December 31,
(in thousands)	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$116,566	$108,699
Interest cost	5,964	6,057
Actuarial loss	19,852	8,902
Annuity payments	(5,931)	(5,793)
Settlements	(2,292)	(1,299)

Benefit obligation at end of year	$134,159	$116,566

Change in Plan Assets:
Fair value of assets at beginning of year	$142,204	$130,913
Actual (loss) return on plan assets	(7,310)	18,383
Contributions	24,000	—
Annuity payments	(5,931)	(5,793)
Settlements	(2,292)	(1,299)

Fair value of assets at end of year	$150,671	$142,204

Funded status (included in other assets)	$16,512	$25,638

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$(196)
Amortization of actuarial gain	(4,758)	(5,145)
Net actuarial loss arising during the year	39,693	1,982

Total recognized in other comprehensive loss for the year (pre-tax)	$34,935	$(3,359)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	93,742	58,807

Total accumulated other comprehensive loss (pre-tax)	$93,742	$58,807

In 2012, an estimated $9.7 million of unrecognized net actuarial loss for the defined benefit pension plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2011 was $4.8 million. No prior service cost will be amortized in 2012 and none was amortized in 2011. The discount rates used to determine the benefit obligation at December 31, 2011 and 2010 were 4.5% and 5.3%, respectively.

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

The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Components of Net Periodic Pension (Credit) Expense:
Interest cost	$5,964	$6,057	$6,444
Expected return on plan assets	(12,531)	(11,463)	(10,303)
Amortization of prior service cost	—	196	202
Amortization of unrecognized actuarial loss	4,758	5,145	6,983

Net periodic pension (credit) expense	$(1,809)	$(65)	$3,326

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2011	2010	2009
Discount rate	5.3%	5.8%	6.1%
Expected rate of return on plan assets	9.0	9.0	9.0

New York Community Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private placement fund, and in the Company’s common stock. At December 31, 2011 and 2010, the amounts of New York Community Plan assets invested in the Company’s common stock were $15.5 million and $22.2 million, respectively.

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

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

In addition, significant consideration is given to the Plan’s funding levels when determining the overall asset allocation. If the New York Community Plan is considered to be well funded, approximately 63% of its assets are allocated to equity securities (i.e., equity mutual funds) and approximately 37% to debt securities (i.e., bond mutual funds); these were the allocations at December 31, 2011. If the New York Community Plan does not satisfy the criteria for a well funded plan, approximately 50% of the Plan’s assets are allocated to equity securities and approximately 50% to debt securities. Asset rebalancing is scheduled when the investment mix varies more than 10% in either direction from the target.

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

The following table presents information about the investments held by the New York Community Plan as of December 31, 2011:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds – Equity:
Large-cap value(1)	$11,573	$11,573	$—	$—
Small-cap core(2)	14,588	14,588	—	—
Common/Collective Trusts – Equity:
Large-cap core(3)	13,310	—	13,310	—
Large-cap value(4)	6,735	—	6,735	—
Large-cap growth(5)	18,246	—	18,246	—
International core(6)	15,475	—	15,475	—
Common/Collective Trusts – Fixed Income:
Market duration fixed(7)	55,202	—	55,202	—
Equity Securities:
Company common stock	15,542	15,542	—	—

	$150,671	$41,703	$108,968	$—

(1)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around the Russell 1000 Index. The portfolio holds approximately 150 stocks.
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio typically holds more than 150 stocks.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(5)	This category consists of a portfolio of 45 to 65 stocks that typically overweight technology and health care.
(6)	This category consists of a broadly diversified portfolio of non-U.S. domiciled stocks. The portfolio typically holds more than 200 stocks, with 0% to 35% invested in emerging markets securities.
(7)	This category consists of an index fund that tracks the Barclays Capital U.S. Aggregate Bond Index. The fund invests in Treasury, agency, corporate, mortgage-backed, and asset-backed securities.

Current Asset Allocation

The weighted average asset allocations for the New York Community Plan as of December 31, 2011 and 2010 were as follows:

	At December 31,
	2011	2010
Equity securities	63%	68%
Debt securities	37	32

Total	100%	100%

Determination of Long-Term Rate of Return

The long-term rate of return on assets assumption was set based on historical returns earned by equities and fixed income securities, and adjusted to reflect expectations of future returns as applied to the New York Community Plan’s target allocation of asset classes. Equity securities and fixed income securities were assumed to earn real rates of return in the ranges of 5% to 9% and 2% to 6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the New York Community Plan’s target allocation, the result is an expected rate of return of 7% to 11%.

Expected Contributions

The Company does not expect to contribute to the New York Community Plan in 2012.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the New York Community Plan during the years indicated:

(in thousands)
2012	$6,748
2013	6,810
2014	6,910
2015	6,986
2016	7,025
2017 and thereafter	37,016

Total	$71,495

Qualified Savings Plan

The Company maintains a defined contribution qualified savings plan (the “New York Community Bank Employee Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions have been made by the Company to this plan since 1993.

Post-Retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance (the “Health & Welfare Plan”) to retired employees, depending on age and years of service at the time of retirement. The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following tables set forth certain information regarding the Health & Welfare Plan based on the measurement dates indicated:

	December 31,
(in thousands)	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of year	$15,998	$15,766
Service cost	5	4
Interest cost	720	793
Actuarial loss	1,291	1,283
Premiums/claims paid	(859)	(1,848)

Benefit obligation at end of year	$17,155	$15,998

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	859	1,848
Premiums/claims paid	(859)	(1,848)

Fair value of assets at end of year	$—	$—

Funded status (included in other liabilities)	$(17,155)	$(15,998)

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(411)	(313)
Net loss arising during the year	1,292	1,283

Total recognized in other comprehensive loss for the year (pre-tax)	$1,130	$1,219

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(2,529)	$(2,778)
Actuarial loss, net	7,477	6,596

Total accumulated other comprehensive loss (pre-tax)	$4,948	$3,818

At December 31, 2011 and 2010, the discount rates used in the preceding table were 3.9% and 4.7%, respectively.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost over the next fiscal year are $505,000 and $249,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Components of Net Periodic Benefit Cost:
Service cost	$5	$4	$4
Interest cost	720	793	910
Amortization of prior service cost	(249)	(249)	(249)
Amortization of unrecognized actuarial loss	411	313	303

Net periodic benefit cost	$887	$861	$968

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2011	2010	2009
Discount rate	4.7%	5.3%	5.9%
Current medical trend rate	9.0	9.0	9.0
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2015	2014	2013

Had the assumed medical trend rate at December 31, 2011 increased by 1% in each future year, the accumulated post-retirement benefit obligation at that date would have increased by $551,000, and the aggregate of the benefits earned and the interest components of 2011 net post-retirement benefit cost would each have increased by $2,000. Had the assumed medical trend rate decreased by 1% in each future year, the accumulated post-retirement benefit obligation at December 31, 2011 would have declined by $456,000, and the aggregate of the benefits earned and the interest components of 2011 net post-retirement benefit cost each would have declined by $2,000.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan will be used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.3 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2012.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2012	$1,329
2013	1,310
2014	1,290
2015	1,253
2016	1,227
2017 and thereafter	5,629

Total	$12,038

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

At the time of the Community Bank’s conversion to stock form, the Company loaned $19.4 million to the ESOP to purchase 18,583,440 shares of the Company’s common stock. In the second quarter of 2002, the Company loaned an additional $14.8 million to the ESOP for the purchase of 906,667 shares of the common stock that were sold in a secondary offering on May 14, 2002. In 2002, the two loans were consolidated into a single loan which was being repaid at a fixed interest rate of 4.75% over a period of time not to exceed 30 years. The dividends and investment income on ESOP shares that were used for debt service in 2010 and 2009 amounted to approximately $299,000 and $632,000, respectively. In 2010, the loan was fully repaid and all the remaining shares were released from the suspense account and allocated to participants.

In 2011, 2010, and 2009, the Company allocated 526,800; 472,841; and 332,055 shares, respectively, to participants in the ESOP. For the years ended December 31, 2011, 2010, and 2009, the Company recorded ESOP-related compensation expense of $7.0 million, $9.1 million, and $3.8 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank also established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,268,102 and 1,185,062 shares at December 31, 2011 and 2010, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2011, 2010, or 2009.

Stock Incentive and Stock Option Plans

At December 31, 2011, the Company had 3,010,058 shares available for grant as options, restricted stock, or other forms of related rights under the 2006 Stock Incentive Plan. During 2011, 2010, and 2009, 1,693,000; 463,000; and 1,352,000 shares of restricted stock were granted under the 2006 Stock Incentive Plan, with average fair values of $18.30, $16.29, and $13.05 per share on the respective grant dates. The shares of restricted stock that were granted in 2011 and 2010 vest over a period of five years. Compensation cost related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $16.7 million, $10.9 million, and $9.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2011:

	For the Year Ended December 31, 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	2,636,700	$14.17
Granted	1,693,000	18.30
Vested	(812,760)	14.33
Forfeited	(87,500)	16.68

Unvested at end of year	3,429,440	16.11

As of December 31, 2011, unrecognized compensation cost relating to unvested restricted stock totaled $45.3 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

In addition, the Company had eight stock option plans at December 31, 2008: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during 2011, 2010, or 2009, the Company did not record any compensation and benefits expense relating to stock options during these years.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2011, 2010, and 2009, respectively, there were 9,006,944; 12,443,676; and 13,037,564 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 10,400 at December 31, 2011.

The status of the Stock Option Plans at December 31, 2011 and changes that occurred during the year ended at that date are summarized below:

	For the Year Ended December 31, 2011
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	12,443,676	$15.75
Exercised	(349,923)	12.54
Expired	(3,086,809)	16.55

Stock options outstanding, end of year	9,006,944	15.60
Options exercisable at year-end	9,006,944	15.60

The intrinsic value of stock options outstanding and exercisable at December 31, 2011 was $62,000. The intrinsic values of options exercised during the years ended December 31, 2011, 2010, and 2009 were $1.9 million, $3.1 million, and $309,000, respectively.

NOTE 13: FAIR VALUE MEASUREMENTS

The FASB issued guidance that, among other things, defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The guidance clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB established a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 – Inputs to the valuation methodology are significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants use in pricing an asset or liability.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011 and 2010, and that were included in the Company’s Consolidated Statement of Condition at those dates:

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$102,645	$—	$—	$102,645
GSE CMOs	—	65,276	—	—	65,276
Private label CMOs	—	24,041	—	—	24,041

Total mortgage-related securities	$—	$191,962	$—	$—	$191,962

Other Securities Available for Sale:
GSE debentures	$—	$458,766	$—	$—	$458,766
Corporate bonds	—	—	—	—	—
U. S. Treasury obligations	—	—	—	—	—
State, county, and municipal	—	1,285	—	—	1,285
Capital trust notes	—	14,125	18,078	—	32,203
Preferred stock	—	195	—	—	195
Common stock	37,026	3,225	—	—	40,251

Total other securities	$37,026	$477,596	$18,078	$—	$532,700

Total securities available for sale	$37,026	$669,558	$18,078	$—	$724,662

Other Assets:
Loans held for sale	$—	$1,036,918	$—	$—	$1,036,918
Mortgage servicing rights	—	—	116,416	—	116,416
Derivative assets	9,004	762	15,633	—	25,399
Liabilities:
Derivative liabilities	$(20)	$(11,742)	$—	$—	$(11,762)

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$211,515	$—	$—	$211,515
GSE CMOs	—	222,303	—	—	222,303
Private label CMOs	—	51,362	—	—	51,362

Total mortgage-related securities	$—	$485,180	$—	$—	$485,180

Other Securities Available for Sale:
GSE debentures	$—	$620	$—	$—	$620
Corporate bonds	—	4,250	—	—	4,250
U. S. Treasury obligations	58,553	—	—	—	58,553
State, county, and municipal	—	1,334	—	—	1,334
Capital trust notes	—	13,467	28,537	—	42,004
Preferred stock	—	14,468	6,271	—	20,739
Common stock	34,387	5,889	—	—	40,276

Total other securities	$92,940	$40,028	$34,808	$—	$167,776

Total securities available for sale	$92,940	$525,208	$34,808	$—	$652,956

Other Assets:
Loans held for sale	$—	$1,203,844	$—	$—	$1,203,844
Mortgage servicing rights	—	—	106,186	—	106,186
Derivative assets	152	14,067	53	—	14,272
Liabilities:
Derivative liabilities	$(210)	$(3,908)	$—	$—	$(4,118)

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

The Company reviews quoted market prices supplied by independent pricing services, as well as their underlying pricing methodologies, for reasonableness. At various times, the Company will validate, on a sample basis, quoted market prices supplied by independent pricing services compared to market prices obtained from third-party sources or derived from internal models.

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value, in accordance with ASC Topic 825 “Financial Instruments.” The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

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

MSRs do not trade in an active open market with readily observable prices. The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows utilizing an internal valuation model. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified within Level 3.

Exchange-traded derivatives that are valued using quoted prices are classified within Level 1 of the valuation hierarchy. The majority of the Company’s derivative positions are valued using internally developed models that use readily observable market parameters as their basis. These are parameters that are actively quoted and can be validated by external sources, including industry pricing services. Where the types of derivative products have been in existence for some time, the Company uses models that are widely accepted in the financial services industry. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, volatility, and the credit quality of the counterparty. Furthermore, many of these models do not contain a high level of subjectivity, as the methodologies used in the models do not require significant judgment, and inputs to the models are readily observable from actively quoted markets, as is the case for “plain vanilla” interest rate swaps and option contracts. Such instruments are generally classified within Level 2 of the valuation hierarchy. Derivatives that are valued based on models with significant unobservable market parameters, and that are normally traded less actively, have trade activity that is one-way, and/or are traded in less-developed markets, are classified within Level 3 of the valuation hierarchy.

The fair value of IRLCs for residential mortgage loans that the Company intends to sell is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected values of the MSRs, loan level price adjustment factors, and historical IRLC fall-out factors. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

Changes in Level 3 Fair Value Measurements

The following tables present a roll-forward of the balance sheet amounts for the years ended December 31, 2011 and 2010 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in				Fair Value	Change in Unrealized Gains/ (Losses) Related to
(in thousands)	January 1, 2011	(Loss) Income	Comprehensive (Loss) Income	Issuances	Transfers out of Level 3	at Dec. 31, 2011	Instruments Held at December 31, 2011
Available-for-sale capital securities and preferred stock	$34,808	$(6,160)	$(8,479)	$—	$(2,091)	$18,078	$(14,639)
Mortgage servicing rights	106,186	(71,830)	—	82,060	—	116,416	(71,830)
Derivatives, net	53	15,580	—	—	—	15,633	15,580

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in				Fair Value	Change in Unrealized Gains/ (Losses) Related to
(in thousands)	January 1, 2010	Income	Comprehensive (Loss) Income	Issuances	Transfers into Level 3	at Dec. 31, 2010	Instruments Held at December 31, 2010
Available-for-sale capital securities and preferred stock	$33,783	$(13,668)	$14,693	$—	$—	$34,808	$1,025
Mortgage servicing rights	8,617	(3,198)	—	100,767	—	106,186	(3,198)
Derivatives, net	32	21	—	—	—	53	21

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. During the year ended December 31, 2011, the Company transferred certain trust preferred securities out of Level 3 as a result of increased observable market activity for these securities. In addition, $18.1 million of OTTI was recognized on certain preferred stock that had been classified as Level 3. There were no gains or losses recognized as a result of the transfer of securities during the year ended December 31, 2011. There were no transfers of securities between Levels 1 and 2 for the years ended December 31, 2011 or 2010.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2011 and 2010, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$72,582	$72,582
Other assets(1)	—	26,810	—	26,810

	$—	$26,810	$72,582	$99,392

(1)	Represents the fair value of OREO that was measured at fair value subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Loans held for sale	$—	$3,233	$—	$3,233
Certain impaired loans	—	—	237,975	237,975

	$—	$3,233	$237,975	$241,208

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

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010:

	December 31,
	2011		2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$2,001,737	$2,001,737	$1,927,542	$1,927,542
Securities held to maturity	3,815,854	3,966,185	4,135,935	4,157,322
Securities available for sale	724,662	724,662	652,956	652,956
FHLB stock	490,228	490,228	446,014	446,014
Loans, net	30,152,154	30,755,121	29,041,595	29,454,199
Mortgage servicing rights	117,012	117,012	107,378	107,378
Derivatives	25,399	25,399	14,272	14,272
Financial Liabilities:
Deposits	$22,274,130	$22,321,011	$21,809,051	$21,846,984
Borrowed funds	13,960,413	15,423,474	13,536,116	14,801,131
Derivatives	11,762	11,762	4,118	4,118

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

Derivative Financial Instruments

For exchange-traded futures and exchange-traded options, the fair value is based on observable quoted market prices in an active market. For forward commitments to buy and sell loans and mortgage-backed securities, the fair value is based on observable market prices for similar securities in an active market. The fair value of IRLCs for one-to-four family mortgage loans that the Company intends to sell is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates, the value of MSRs arrived at by an independent MSR broker, government agency price adjustment factors, and historical IRLC fall-out factors.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2011 and 2010.

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company held derivatives not designated as hedges with a notional amount of $5.1 billion at December 31, 2011. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2011:

	December 31, 2011
	Notional	Unrealized(1)
(in thousands)	Amount	Gain	Loss
Treasury options	$800,000	$2,102	$—
Eurodollar futures	600,000	—	20
Forward commitments to sell loans/mortgage-backed securities	1,849,921	—	18,908
Forward commitments to buy loans/mortgage-backed securities	705,000	7,927	—
Interest rate lock commitments	1,130,284	15,633	—

Total derivatives	$5,085,205	$25,662	$18,928

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

In addition, the Company mitigates a portion of the risk associated with changes in the value of MSRs. The general strategy for mitigating this risk is to purchase derivative instruments, the value of which changes in the opposite direction of interest rates, thus partially offsetting the changes in the value of our servicing assets, the value of which tends to move in the same direction as interest rates. Accordingly, the Company purchases Eurodollar futures and call options on Treasury securities and enters into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2011 and 2010:

	Gain (Loss) Included in Mortgage Banking Income
	For the Twelve Months Ended December 31,
(in thousands)	2011	2010
Treasury options	$19,063	$(753)
Eurodollar futures	(2,456)	(1,847)
Forward commitments to buy/sell loans/mortgage-backed securities	(37,434)	(28,065)

Total loss	$(20,827)	$(30,665)

NOTE 15: DIVIDEND RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Department of Financial Services (the “NYDFS”) if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal, state, and local taxes. In 2011, dividends of $555.0 million were paid by the Banks to the Parent Company. At December 31, 2011, the Banks could have paid additional dividends of $296.5 million to the Parent Company without regulatory approval.

NOTE 16: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2011	2010
ASSETS:
Cash and cash equivalents	$241,268	$82,081
Securities available for sale	3,815	6,023
Investments in subsidiaries	5,839,263	5,915,608
Receivables from subsidiaries	6,171	8,041
Other assets	28,463	52,414

Total assets	$6,118,980	$6,064,167

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior notes	$89,984	$89,951
Junior subordinated debentures	426,936	426,992
Other liabilities	36,356	21,004

Total liabilities	553,276	537,947

Stockholders’ equity	5,565,704	5,526,220

Total liabilities and stockholders’ equity	$6,118,980	$6,064,167

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2011	2010	2009
Interest income	$1,064	$969	$1,837
Dividends received from subsidiaries	555,000	335,000	300,000
OTTI loss on securities	—	—	(13,200)
Gain on debt repurchases	—	—	8,792
Other income	753	767	881

Gross income	556,817	336,736	298,310
Operating expenses	42,185	39,394	41,134

Income before income tax benefit and equity in (overdistributed) undistributed earnings of subsidiaries	514,632	297,342	257,176
Income tax benefit	16,445	17,127	20,511

Income before equity in (overdistributed) undistributed earnings of subsidiaries	531,077	314,469	277,687
Equity in (overdistributed) undistributed earnings of subsidiaries	(51,040)	226,548	120,959

Net income	$480,037	$541,017	$398,646

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$480,037	$541,017	$398,646
Change in other assets	23,990	3,004	30,567
Change in other liabilities	15,352	(3,420)	(2,038)
Gain on debt repurchases	—	—	(8,792)
OTTI loss on securities	—	—	13,200
Other, net	21,530	8,038	8,640
Equity in overdistributed (undistributed) earnings of subsidiaries	51,040	(226,548)	(120,959)

Net cash provided by operating activities	591,949	322,091	319,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale and repayment of securities	2,459	634	781
Change in receivable from subsidiaries, net	1,870	(4,423)	(771)
Investments in subsidiaries	—	—	(937,000)

Net cash provided by (used in) investing activities	4,329	(3,789)	(936,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	28,935	1,012,148
Treasury stock purchases	(3,696)	(4,054)	(1,311)
Cash dividends paid on common stock	(436,914)	(434,366)	(347,554)
Net cash received from exercise of stock options	3,519	5,436	465
Repurchase of junior subordinated debentures	—	—	(7,500)

Net cash (used in) provided by financing activities	(437,091)	(404,049)	656,248

Net increase (decrease) in cash and cash equivalents	159,187	(85,747)	38,522

Cash and cash equivalents at beginning of year	82,081	167,828	129,306

Cash and cash equivalents at end of year	$241,268	$82,081	$167,828

NOTE 17: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board of Governors (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following tables present the regulatory capital ratios for the Company at December 31, 2011 and 2010, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2011	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,580,302	9.09%	$3,580,302	13.59%	$3,750,915	14.23%
Minimum for capital adequacy purposes	1,575,464	4.00	1,054,144	4.00	2,108,287	8.00

Excess	$2,004,838	5.09%	$2,526,158	9.59%	$1,642,628	6.23%

			Risk-Based Capital
At December 31, 2010	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,503,672	9.07%	$3,503,672	13.69%	$3,674,679	14.36%
Minimum for capital adequacy purposes	1,544,875	4.00	1,023,848	4.00	2,047,696	8.00

Excess	$1,958,797	5.07%	$2,479,824	9.69%	$1,626,983	6.36%

In December 2009, the Company issued 69,000,000 shares of common stock in an offering that generated gross proceeds of $897.0 million and net proceeds (i.e., after issuance costs) of $864.9 million. These shares were issued in connection with the AmTrust acquisition on December 4, 2009 and the proceeds were used for general corporate purposes.

The Banks are subject to regulation, examination, and supervision by the NYDFS and the FDIC (the “Regulators”). The Banks are also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the Regulators’ qualitative judgments about the components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2011, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2011, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2011 and 2010 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2011	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,125,359	8.46%	$3,125,359	12.78%	$3,283,502	13.42%
Minimum for capital adequacy purposes	1,478,304	4.00	978,548	4.00	1,957,097	8.00

Excess	$1,647,055	4.46%	$2,146,811	8.78%	$1,326,405	5.42%

			Risk-Based Capital
At December 31, 2010	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,200,193	8.80%	$3,200,193	13.30%	$3,356,156	13.95%
Minimum for capital adequacy purposes	1,454,555	4.00	962,360	4.00	1,924,720	8.00

Excess	$1,745,638	4.80%	$2,237,833	9.30%	$1,431,436	5.95%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2011 and 2010 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2011	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$322,611	13.01%	$322,611	17.01%	$335,509	17.69%
Minimum for capital adequacy purposes	99,219	4.00	75,862	4.00	151,724	8.00

Excess	$223,392	9.01%	$246,749	13.01%	$183,785	9.69%

			Risk-Based Capital
At December 31, 2010	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$285,267	12.70%	$285,267	16.38%	301,683	17.33%
Minimum for capital adequacy purposes	89,815	4.00	69,650	4.00	139,300	8.00

Excess	$195,452	8.70%	$215,617	12.38%	162,383	9.33%

NOTE 18: SEGMENT REPORTING

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

The Company allocates expenses to the reportable segments based on various factors, including the volume and amount of loans produced and the number of full-time equivalent employees. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Banking Operations Segment

Banking Operations serves individual and business customers by offering and servicing a variety of loan and deposit products and other financial services.

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, sells, aggregates, and services one-to-four family mortgage loans. Mortgage loan products include conventional fixed- and adjustable-rate loans and jumbo loans for the purpose of purchasing or refinancing one-to-four family residential properties. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and fee income from the origination and servicing of loans, and recognizes gains or losses from the sale of such loans.

The following tables provide a summary of the Company’s segment results for the years ended December 31, 2011 and 2010.

	For the Twelve Months Ended December 31, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$153,307	$82,018	$235,325
Non-interest income – inter-segment	(16,699)	16,699	—

Total non-interest income	136,608	98,717	235,325

Net interest income	1,176,137	24,284	1,200,421

Total net revenues	1,312,745	123,001	1,435,746
Provision for loan losses	100,420	—	100,420
Non-interest expense(2)	531,264	69,485	600,749

Income before income tax expense	681,061	53,516	734,577
Income tax expense	233,963	20,577	254,540

Net income	$447,098	$32,939	$480,037

Identifiable segment assets (period-end)	$40,796,101	$1,228,201	$42,024,302

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Twelve Months Ended December 31, 2010
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$201,429	$136,494	$337,923
Non-interest income – inter-segment	1,542	(1,542)	—

Total non-interest income	202,971	134,952	337,923

Net interest income	1,161,593	18,370	1,179,963

Total net revenues	1,364,564	153,322	1,517,886
Provision for loan losses	102,903	—	102,903
Non-interest expense(2)	522,283	55,229	577,512

Income before income tax expense	739,378	98,093	837,471
Income tax expense	256,600	39,854	296,454

Net income	$482,778	$58,239	$541,017

Identifiable segment assets (period-end)	$39,970,782	$1,219,907	$41,190,689

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

NOTE 19: SUBSEQUENT EVENTS

The Company evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto took place through the date these financial statements were issued (February 29, 2012). The Company determined that no such subsequent events occurred during this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of April 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited New York Community Bancorp, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 29, 2012

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2011 was effective using these criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2012 (hereafter referred to as our “2012 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available at our websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com, and will be provided, without charge, upon written request to the Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2012 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,006,944	$15.60	3,020,458
Equity compensation plans not approved by security holders	—	—	—

Total	9,006,944	$15.60	3,020,458

Information relating to the security ownership of certain beneficial owners and management appears in our 2012 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2012 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2012 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2011 and 2010;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2011;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2011;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

PART IV

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.

2.1	Purchase and Assumption Agreement - Whole Bank; All Deposits, among the Federal Deposit Insurance Corporation, receiver of Desert Hills Bank, Phoenix, Arizona, the Federal Deposit Insurance Corporation, and New York Community Bank, dated as of March 26, 2010(1)

3.1	Amended and Restated Certificate of Incorporation(2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation(3)

3.3	Amended and Restated Bylaws(4)

4.1	Specimen Stock Certificate(5)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto(6)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli(7)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan(7)

10.4	Synergy Financial Group, Inc. 2003 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.5	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(8)

10.6	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers(9)

10.7	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan(10)

10.8	Form of Queens County Savings Bank Employee Severance Compensation Plan(9)

10.9	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan(9)

10.10	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust(9)

10.11	Incentive Savings Plan of Queens County Savings Bank(11)

10.12	Retirement Plan of Queens County Savings Bank(9)

10.13	Supplemental Benefit Plan of Queens County Savings Bank(12)

10.14	Excess Retirement Benefits Plan of Queens County Savings Bank(9)

10.15	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan(9)

10.16	New York Community Bancorp, Inc. 1997 Stock Option Plan(13)

10.17	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan(14)

10.18	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan(15)

10.19	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan(15)

10.20	Long Island Financial Corp. 1998 Stock Option Plan, as amended(16)

10.21	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated(15)

10.22	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated(17)

10.23	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated(17)

10.24	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.) (14)

10.25	New York Community Bancorp, Inc. Management Incentive Compensation Plan(18)

10.26	New York Community Bancorp, Inc. 2006 Stock Incentive Plan(18)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 29, 2012 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2010
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(4)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
(5)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(8)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(9)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(10)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibit A filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended, as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(14)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(15)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(16)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(17)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998
(18)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2012	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	2/29/12	/s/ Thomas R. Cangemi	2/29/12
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	2/29/12
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	2/29/12	/s/ Maureen E. Clancy	2/29/12
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/s/ Hanif W. Dahya	2/29/12	/s/ William C. Frederick, M.D.	2/29/12
Hanif W. Dahya		William C. Frederick, M.D.
Director		Director

/s/ Max L. Kupferberg.	2/29/12	/s/ Michael J. Levine	2/29/12
Max L. Kupferberg		Michael J. Levine
Director		Director

/s/ Hon. Guy V. Molinari	2/29/12	/s/ James J. O’Donovan	2/29/12
Hon. Guy V. Molinari		James J. O’Donovan
Director		Director

/s/ Robert A. Rosenfeld	2/29/12	/s/ John M. Tsimbinos	2/29/12
Robert A. Rosenfeld		John M. Tsimbinos
Director		Director

/s/ Spiros J. Voutsinas	2/29/12	/s/ Robert Wann	2/29/12
Spiros J. Voutsinas		Robert Wann
Director		Senior Executive Vice President, Chief Operating Officer, and Director