Form 10-Q
period 2012-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2012-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

439,125,183
Number of shares of common stock outstanding at May 3, 2012

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2012

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets:
Cash and cash equivalents	$2,355,784	$2,001,737
Securities:
Available-for-sale ($441,263 and $590,488 pledged, respectively)	572,738	724,662
Held to maturity ($3,745,210 and $3,610,172 pledged, respectively) (fair value of $4,464,401 and $3,966,185, respectively)	4,305,071	3,815,854

Total securities	4,877,809	4,540,516

Non-covered loans held for sale	504,351	1,036,918
Non-covered loans held for investment, net of deferred loan fees and costs	26,559,599	25,532,818
Less: Allowance for losses on non-covered loans	(136,767)	(137,290)

Non-covered loans held for investment, net	26,422,832	25,395,528
Covered loans	3,643,801	3,753,031
Less: Allowance for losses on covered loans	(33,323)	(33,323)

Covered loans, net	3,610,478	3,719,708

Total loans, net	30,537,661	30,152,154
Federal Home Loan Bank stock, at cost	504,398	490,228
Premises and equipment, net	250,656	250,859
FDIC loss share receivable	658,409	695,179
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	46,508	51,668
Mortgage servicing rights	140,275	117,012
Bank-owned life insurance	771,508	768,996
Other real estate owned (includes $57,679 and $71,400, respectively, covered by loss sharing agreements)	118,569	155,967
Other assets	340,443	363,855

Total assets	$43,038,151	$42,024,302

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$8,875,585	$8,757,198
Savings accounts	4,054,011	3,953,859
Certificates of deposit	7,499,822	7,373,263
Non-interest-bearing accounts	2,511,375	2,189,810

Total deposits	22,940,793	22,274,130
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	9,629,849	9,314,193
Repurchase agreements	4,125,000	4,125,000

Total wholesale borrowings	13,754,849	13,439,193
Junior subordinated debentures	426,982	426,936
Other borrowings	94,293	94,284

Total borrowed funds	14,276,124	13,960,413
Other liabilities	241,293	224,055

Total liabilities	37,458,210	36,458,598

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 439,133,951 and 437,426,665 shares issued, and 439,133,548 and 437,344,796 shares outstanding, respectively)	4,391	4,374
Paid-in capital in excess of par	5,310,591	5,309,269
Retained earnings	333,666	324,967
Treasury stock, at cost (403 and 81,869 shares)	(5)	(996)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	2,969	1,321
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,604)	(13,627)
Net unrealized loss on pension and post-retirement obligations, net of tax	(58,067)	(59,604)

Total accumulated other comprehensive loss, net of tax	(68,702)	(71,910)

Total stockholders’ equity	5,579,941	5,565,704

Total liabilities and stockholders’ equity	$43,038,151	$42,024,302

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Mortgage and other loans	$398,184	$415,942
Securities and money market investments	48,454	54,981

Total interest income	446,638	470,923

INTEREST EXPENSE:
NOW and money market accounts	8,733	11,154
Savings accounts	3,496	4,127
Certificates of deposit	23,720	26,974
Borrowed funds	122,275	125,416

Total interest expense	158,224	167,671

Net interest income	288,414	303,252
Provision for losses on non-covered loans	15,000	26,000

Net interest income after provision for loan losses	273,414	277,252

NON-INTEREST INCOME:
Fee income	9,758	11,899
Bank-owned life insurance	9,585	6,889
Net gain on sales of securities	718	9,992
Mortgage banking income	35,165	19,938
Other income	6,770	9,892

Total non-interest income	61,996	58,610

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	73,617	72,068
Occupancy and equipment	21,884	21,940
General and administrative	49,517	45,309

Total operating expenses	145,018	139,317
Amortization of core deposit intangibles	5,159	7,385

Total non-interest expense	150,177	146,702

Income before income taxes	185,233	189,160
Income tax expense	66,980	65,984

Net income	$118,253	$123,176

Other comprehensive income (loss), net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $1,377 and $2,578, respectively	2,091	(3,837)
Amortization of the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $15 and $14, respectively	23	20
Change in pension and post-retirement obligations, net of tax of $1,042 and $501, respectively	1,537	744
Less: Reclassification adjustment for sales of available for sale securities, net of tax of $275 and $1,178, respectively	(443)	(1,753)

Total other comprehensive income (loss), net of tax	3,208	(4,826)

Total comprehensive income, net of tax	$121,461	$118,350

Basic earnings per share	$0.27	$0.28

Diluted earnings per share	$0.27	$0.28

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

Three Months Ended March 31, 2012
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,374
Shares issued for restricted stock awards (1,707,286 shares)	17

Balance at end of period	4,391

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,309,269
Shares issued for restricted stock awards, net of forfeitures	(3,395)
Compensation expense related to restricted stock awards	5,071
Tax effect of stock plans	(354)

Balance at end of period	5,310,591

Retained Earnings:
Balance at beginning of year	324,967
Net income	118,253
Dividends paid on common stock ($0.25 per share)	(109,554)

Balance at end of period	333,666

Treasury Stock:
Balance at beginning of year	(996)
Purchase of common stock (187,609 shares)	(2,425)
Shares issued for restricted stock awards (269,075 shares)	3,416

Balance at end of period	(5)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(71,910)
Other comprehensive income, net of tax	3,208

Balance at end of period	(68,702)

Total stockholders’ equity	$5,579,941

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$ 118,253	$ 123,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	15,000	26,000
Depreciation and amortization	6,005	5,891
Amortization of premiums, net	(216)	278
Amortization of core deposit intangibles	5,159	7,385
Net gain on sale of securities	(718)	(9,992)
Net gain on sale of loans	(40,014)	(15,902)
Stock plan-related compensation	5,109	3,612
Changes in assets and liabilities:
Decrease in deferred tax asset, net	9,360	16,625
Decrease in other assets	60,249	16,703
Increase (decrease) in other liabilities	19,818	(29,408)
Origination of loans held for sale	(2,487,034)	(1,500,836)
Proceeds from sale of loans originated for sale	3,030,905	2,211,232

Net cash provided by operating activities	741,876	854,764

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	250,495	224,978
Proceeds from repayment of securities available for sale	154,624	51,551
Proceeds from sale of securities held to maturity	--	227,039
Proceeds from sale of securities available for sale	240,218	103,956
Purchase of securities held to maturity	(739,371)	(613,191)
Purchase of securities available for sale	(239,500)	--
Net (purchase) redemption of Federal Home Loan Bank stock	(14,170)	23,283
Net increase in loans	(904,364)	(193,966)
Purchase of premises and equipment, net	(5,802)	(19,172)

Net cash used in investing activities	(1,257,870)	(195,522)

Cash Flows from Financing Activities:
Net increase in deposits	666,663	389,095
Net increase (decrease) in short-term borrowed funds	318,000	(500,000)
Net decrease in long-term borrowed funds	(2,289)	(16,554)
Tax effect of stock plans	(354)	1,639
Cash dividends paid on common stock	(109,554)	(109,154)
Treasury stock purchases	(2,425)	(2,381)
Net cash received from stock option exercises	--	2,300

Net cash provided by (used in) financing activities	870,041	(235,055)

Net increase in cash and cash equivalents	354,047	424,187
Cash and cash equivalents at beginning of period	2,001,737	1,927,542

Cash and cash equivalents at end of period	$2,355,784	$2,351,729

Supplemental information:
Cash paid for interest	$161,951	$171,491
Cash paid for (received from) income taxes	39,746	(10,134)
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	33,263	46,218

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

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K. The Company currently has unconsolidated subsidiaries in the form of nine wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 6, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Note 2. Computation of Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2012	2011
Net income	$118,253	$123,176
Less: Dividends paid on, and earnings allocated to, participating securities	(1,089)	(890)

Earnings applicable to common stock	$117,164	$122,286

Weighted average common shares outstanding	437,467,859	435,563,415

Basic earnings per common share	$0.27	$0.28

Earnings applicable to common stock	$117,164	$122,286

Weighted average common shares outstanding	437,467,859	435,563,415
Potential dilutive common shares(1)	5,330	849,934

Total shares for diluted earnings per share computation	437,473,189	436,413,349

Diluted earnings per common share and common share equivalents	$0.27	$0.28

(1)	Options to purchase 5,247,328 and 2,617,993 shares, respectively, of the Company’s common stock that were outstanding as of March 31, 2012 and 2011, at respective weighted average exercise prices of $15.70 and $19.29, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Securities

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2012:

	March 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$ 94,897	$ 5,532	$ 1	$100,428
GSE CMOs(2)	62,338	2,540	--	64,878
Private label CMOs	23,652	6	--	23,658

Total mortgage-related securities	$180,887	$ 8,078	$ 1	$188,964

Other Securities:
GSE debentures	$306,964	$ 1,102	$ 664	$307,402
State, county, and municipal	1,190	104	--	1,294
Capital trust notes	36,490	1,793	5,065	33,218
Preferred stock	--	188	--	188
Common stock	42,852	867	2,047	41,672

Total other securities	$387,496	$ 4,054	$7,776	$383,774

Total securities available for sale(3)	$568,383	$12,132	$7,777	$572,738

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	The non-credit portion of OTTI recorded in Accumulated Other Comprehensive Loss (“AOCL”) was $570,000 (before taxes).

As of March 31, 2012, the fair value of marketable equity securities included common stock of $41.7 million and Freddie Mac preferred stock of $188,000. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The Freddie Mac preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$ 97,642	$ 5,013	$ 10	$102,645
GSE CMOs	62,373	2,903	--	65,276
Private label CMOs	25,306	--	1,265	24,041

Total mortgage-related securities	$185,321	$ 7,916	$ 1,275	$191,962

Other Securities:
GSE debentures	$456,969	$ 1,797	$ --	$458,766
State, county, and municipal	1,188	97	--	1,285
Capital trust notes	36,754	141	4,692	32,203
Preferred stock	--	195	--	195
Common stock	42,863	1,604	4,216	40,251

Total other securities	$537,774	$ 3,834	$ 8,908	$532,700

Total securities available for sale(1)	$723,095	$11,750	$10,183	$724,662

(1)	The non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2012 and December 31, 2011:

	March 31, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$ 694,550	$ 694,550	$ 49,358	$ --	$ 743,908
GSE CMOs	2,381,285	2,381,285	89,195	686	2,469,794
Other mortgage-related securities	3,341	3,341	--	--	3,341

Total mortgage-related securities	$3,079,176	$3,079,176	$138,553	$ 686	$3,217,043

Other Securities:
GSE debentures	$1,039,580	$1,039,580	$ 12,751	$ 73	$1,052,258
Corporate bonds	54,779	54,779	7,667	11	62,435
Capital trust notes	153,234	131,536	17,374	16,245	132,665

Total other securities	$1,247,593	$1,225,895	$ 37,792	$16,329	$1,247,358

Total securities held to maturity(1)	$4,326,769	$4,305,071	$176,345	$17,015	$4,464,401

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. The non-credit portion of OTTI recorded in AOCL was $21.7 million (before taxes).

	December 31, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$ 660,945	$ 660,945	$ 47,064	$ --	$ 708,009
GSE CMOs	2,331,916	2,331,916	93,216	--	2,425,132
Other mortgage-related securities	3,379	3,379	--	--	3,379

Total mortgage-related securities	$2,996,240	$2,996,240	$140,280	$ --	$3,136,520

Other Securities:
GSE debentures	$ 633,258	$ 633,258	$ 14,878	$ 146	$ 647,990
Corporate bonds	54,759	54,759	2,826	12	57,573
Capital trust notes	153,334	131,597	12,362	19,857	124,102

Total other securities	$ 841,351	$ 819,614	$ 30,066	$20,015	$ 829,665

Total securities held to maturity(1)	$3,837,591	$3,815,854	$170,346	$20,015	$3,966,185

(1)	The non-credit portion of OTTI recorded in AOCL was $21.7 million (before taxes).

The Company had $504.4 million and $490.2 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at March 31, 2012 and December 31, 2011, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Gross proceeds	$240,218	$103,956
Gross realized gains	718	2,931
Gross realized losses	--	11

In addition, during the three months ended March 31, 2011, the Company sold held-to-maturity securities with gross proceeds of $227.0 million and gross realized gains of $7.1 million. These sales occurred because the Company had either collected a substantial portion (at least 85%) of the initial principal balance or because there was evidence of significant deterioration in the issuers’ creditworthiness.

The $165.9 million market value of the capital trust note portfolio at March 31, 2012 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of March 31, 2012:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$ 553	$579
Fair value	16,598	210	638
Unrealized gain (loss)	1,634	(343)	59
Lowest credit rating assigned to security	CCC-	C	C
Number of banks/insurance companies currently performing	24	58	24
Actual deferrals and defaults as a percentage of original collateral	11%	35%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	24	25	19
Expected recoveries as a percentage of remaining performing collateral	--	--	2
Excess subordination as a percentage of remaining performing collateral	12	--	--

As of March 31, 2012, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 12%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

As the following table indicates, there was no activity from December 31, 2011 through March 31, 2012 in the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2012. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Three Months Ended March 31, 2012
Beginning credit loss amount as of December 31, 2011	$219,978
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of March 31, 2012	$219,978

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at March 31, 2012 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at March 31, 2012
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$ --	--%	$ --	--%	$ --	--%	$ 23,992	5.80%	$ 24,301
Due from one to five years	--	--	--	--	--	--	--	--	--
Due from five to ten years	1,045,522	3.59	989,580	3.39	--	--	--	--	2,113,638
Due after ten years	2,033,654	3.81	50,000	3.00	--	--	162,323	7.00	2,326,462

Total debt securities held to maturity	$3,079,176	3.74%	$1,039,850	3.37%	$ --	--%	$186,315	6.85%	$4,464,401

Available-for-Sale Securities: (3)
Due within one year	$ --	--%	$ --	--%	$ 125	5.63%	$ --	--%	$ 128
Due from one to five years	8,799	7.22	--	--	509	6.21	--	--	9,882
Due from five to ten years	73,306	3.55	306,380	3.35	556	6.56	--	--	385,292
Due after ten years	98,782	4.06	584	2.75	--	--	36,490	4.74	135,576

Total debt securities available for sale	$ 180,887	4.01%	$ 306,964	3.35%	$1,190	6.31%	$ 36,490	4.74%	$ 530,878

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $579,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At March 31, 2012, the Company had commitments to purchase $282.0 million of securities, all of which were GSE securities.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2012:

At March 31, 2012	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$ 65,867	$ 73	$ --	$ --	$ 65,867	$ 73
GSE CMOs	91,737	686	--	--	91,737	686
Corporate bonds	4,989	11	--	--	4,989	11
Capital trust notes	--	--	72,086	16,245	72,086	16,245

Total temporarily impaired held-to-maturity debt securities	$162,593	$ 770	$72,086	$16,245	$234,679	$ 17,015

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$ 96	$ 1	$ --	$ --	$ 96	$ 1
GSE debentures	59,336	664	--	--	59,336	664
Capital trust notes	1,237	370	9,445	4,695	10,682	5,065

Total temporarily impaired available-for-sale debt securities	$ 60,669	$1,035	$ 9,445	$ 4,695	$ 70,114	$ 5,730
Equity securities	--	--	28,867	2,047	28,867	2,047

Total temporarily impaired available-for-sale securities	$ 60,669	$1,035	$38,312	$ 6,742	$ 98,981	$ 7,777

The twelve months or longer unrealized losses on equity securities of $2.0 million at March 31, 2012 relate to available-for-sale equity securities that primarily consisted of a large cap equity fund at that date. The twelve months or longer unrealized loss on this large cap equity fund was $1.6 million.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2011:

At December 31, 2011	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$62,601	$ 146	$ --	$ --	$ 62,601	$ 146
GSE certificates	--	--	--	--	--	--
GSE CMOs	--	--	--	--	--	--
Corporate bonds	4,987	12	--	--	4,987	12
Capital trust notes	971	43	68,570	19,814	69,541	19,857

Total temporarily impaired held-to-maturity debt securities	$68,559	$ 201	$68,570	$19,814	$137,129	$20,015

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$ 181	$ 9	$ 13	$ 1	$ 194	$ 10
Private label CMOs	24,041	1,265	--	--	24,041	1,265
Corporate bonds	--	--	--	--	--	--
State, county, and municipal	--	--	--	--	--	--
Capital trust notes	15,154	363	9,810	4,329	24,964	4,692

Total temporarily impaired available-for-sale debt securities	$39,376	$1,637	$ 9,823	$ 4,330	$ 49,199	$ 5,967
Equity securities	784	40	26,651	4,176	27,435	4,216

Total temporarily impaired available-for-sale securities	$40,160	$1,677	$36,474	$ 8,506	$ 76,634	$10,183

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of March 31, 2012, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than-temporarily impaired as of March 31, 2012.

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

The unrealized losses on the Company’s GSE debentures at March 31, 2012 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments and it is not more likely than not that the Company will be required to sell them before anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012.

The Company reviews quarterly financial information related to its investments in capital trust notes as well as other information that is released by each financial institution to determine the continued creditworthiness of the issuer of the securities. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2012. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in the fair values of the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

At March 31, 2012, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a period of time reasonably sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2012. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2012 consisted of 11 capital trust notes, and six equity securities. At December 31, 2011, the investment securities designated as having a continuous loss position for twelve months or more consisted of one mortgage-related security, eleven capital trust notes, and six equity securities. At March 31, 2012 and December 31, 2011, the combined market value of the respective securities represented unrealized losses of $23.0 million and $28.3 million. At March 31, 2012, the fair value of securities having a continuous loss position for twelve months or more was 17.3% below the collective amortized cost of $132.8 million. At December 31, 2011, the fair value of such securities was 21.2% below the collective amortized cost of $133.4 million.

Note 4. Loans

The following table sets forth the composition of the loan portfolio at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$17,765,872	66.90%	$17,430,628	68.28%
Commercial real estate	7,577,256	28.54	6,855,244	26.85
Acquisition, development, and construction	441,753	1.66	445,671	1.75
One-to-four family	116,402	0.44	127,361	0.50

Total mortgage loans held for investment	$25,901,283	97.54	$24,858,904	97.38

Other Loans:
Commercial and industrial	592,221	2.23	599,986	2.35
Other	60,629	0.23	69,907	0.27

Total other loans held for investment	652,850	2.46	669,893	2.62

Total non-covered loans held for investment	26,554,133	100.00%	$25,528,797	100.00%

Net deferred loan origination costs	5,466		4,021
Allowance for losses on non-covered loans	(136,767)		(137,290)

Non-covered loans held for investment, net	26,422,832		$25,395,528
Covered loans	3,643,801		3,753,031
Allowance for losses on covered loans	(33,323)		(33,323)

Total covered loans, net	$ 3,610,478		$ 3,719,708
Loans held for sale	504,351		1,036,918

Total loans, net	$30,537,661		$30,152,154

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

The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing an increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for loan losses. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

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

The Company also services mortgage loans for various third parties. At March 31, 2012, the unpaid principal balance of serviced loans amounted to $14.7 billion. At December 31, 2011, the unpaid principal balance of loans serviced for others amounted to $13.1 billion.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans at March 31, 2012:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$15,161	$188,778	$--	$203,939	$17,561,933	$17,765,872
Commercial real estate	35,193	63,347	--	98,540	7,478,716	7,577,256
Acquisition, development, and construction	6,884	36,599	--	43,483	398,270	441,753
One-to-four family	2,326	9,851	--	12,177	104,225	116,402
Commercial and industrial	1,105	6,369	--	7,474	584,747	592,221
Other	233	1,180	--	1,413	59,216	60,629

Total	$60,902	$306,124	$--	$367,026	$26,187,107	$26,554,133

The following table presents information regarding the quality of the Company’s non-covered loans at December 31, 2011:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$ 46,702	$205,064	$--	$251,766	$17,178,862	$17,430,628
Commercial real estate	53,798	68,032	--	121,830	6,733,414	6,855,244
Acquisition, development, and construction	6,520	29,886	--	36,406	409,265	445,671
One-to-four family	2,712	11,907	--	14,619	112,742	127,361
Commercial and industrial	1,223	8,827	--	10,050	589,936	599,986
Other	702	2,099	--	2,801	67,106	69,907
Total	$111,657	$325,815	$--	$437,472	$25,091,325	$25,528,797

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at March 31, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$17,528,521	$7,454,279	$396,600	$109,377	$25,488,777	$570,942	$ 59,448	$630,390
Special mention	6,679	41,273	7,018	--	54,970	6,018	--	6,018
Substandard	230,672	81,704	38,135	7,025	357,536	15,261	1,181	16,442
Doubtful	--	--	--	--	--	--	--	--

Total	$17,765,872	$7,577,256	$441,753	$116,402	$25,901,283	$592,221	$ 60,629	$652,850

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at December 31, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$17,135,461	$6,704,824	$399,811	$118,293	$24,358,389	$570,442	$67,808	$638,250
Special mention	58,134	64,802	6,489	--	129,425	13,234	--	13,234
Substandard	237,033	85,618	39,371	9,068	371,090	15,928	2,099	18,027
Doubtful	--	--	--	--	--	382	--	382

Total	$17,430,628	$6,855,244	$445,671	$127,361	$24,858,904	$599,986	$69,907	$669,893

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

Troubled Debt Restructurings

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as Troubled Debt Restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified as TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

The following table presents information regarding the Company’s TDRs as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$68,674	$151,608	$220,282	$60,454	$166,248	$226,702
Commercial real estate	2,320	40,650	42,970	3,389	39,054	42,443
Acquisition, development, and construction	--	12,992	12,992	--	15,886	15,886
Commercial and industrial	--	--	--	--	667	667
One-to-four family	--	1,126	1,126	--	1,411	1,411

Total	$70,994	$206,376	$277,370	$63,843	$223,266	$287,109

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2012, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $244.3 million and loans on which forbearance agreements were reached amounted to $33.1 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

As of March 31, 2012, the financial effects of TDRs granted in the three months ended at that date were as follows:

	For the Three Months Ended March 31, 2012
	Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount
Loan Category:
Commercial real estate	1	7.00	5.00	$--

Total	1	7.00	5.00	$--

As of March 31, 2012, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of March 31, 2012:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,275,065	89.9%
All other loans	368,736	10.1

Total covered loans	$3,643,801	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At March 31, 2012 and December 31, 2011, the outstanding balances of covered loans (representing amounts owed to the Company) were $4.4 billion and $4.5 billion, respectively. The carrying values of such loans were $3.6 billion and $3.8 billion, respectively, at March 31, 2012 and December 31, 2011.

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

The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Changes in interest rate indices for variable rate loans increase or decrease the amount of interest income expected to be collected, depending on the direction of interest rates. Prepayments affect the estimated lives of covered loans and could change the amount of interest income and principal expected to be collected. Changes in expected principal and interest payments over the estimated lives of covered loans are driven by the credit outlook and actions that may be taken with borrowers.

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

Changes in the accretable yield for covered loans were as follows for the three months ended March 31, 2012:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,365,978
Reclassification to non-accretable difference	(63,393)
Accretion	(45,946)

Balance at end of period	$1,256,639

The line item in the preceding table titled “reclassification to non-accretable difference” includes changes in cash flows the Company expects to collect due to changes in prepayment assumptions and changes in interest rates on variable rate loans. As of the Company’s last periodic evaluation, prepayment assumptions increased and, accordingly, future expected interest cash flows decreased. This resulted in a decrease in the accretable yield. In addition, these decreases were coupled with additional reductions in the expected cash flows from interest payments, as interest rates continued to be very low. As a result, a large percentage of the Company’s covered variable rate loans continue to reset at lower interest rates. Partially offsetting these decreases were increases in the expected principal and interest payments driven by better expectations relating to credit.

In connection with the AmTrust and Desert Hills transactions, the Company has acquired other real estate owned (“OREO”), all of which is covered under FDIC loss sharing agreements. Covered OREO is initially recorded at its estimated fair value on the acquisition date, based on independent appraisals less the estimated selling costs. Any subsequent write-downs due to declines in fair value are charged to non-interest expense, and partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs are credited to non-interest expense and partially offset by the portion of the recovery that is due to the FDIC.

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Covered Loans 90 Days or More Past Due:
One-to-four family	$314,392	$314,821
Other loans	28,751	32,621

Total covered loans 90 days or more past due	$343,143	$347,442

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Covered Loans 30-89 Days Past Due:
One-to-four family	$84,080	$103,495
Other loans	7,104	8,494

Total covered loans 30-89 days past due	$91,184	$111,989

At March 31, 2012, the Company had $91.2 million of covered loans that were 30 to 89 days past due, and covered loans of $343.1 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.2 billion at March 31, 2012 and was considered current as of that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion that is expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and its judgment is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. There was no provision for, or recovery on, losses on covered loans during the three months ended March 31, 2012. The Company determined that there was no change in the expected underlying cash flows that was attributable to credit deterioration or impairment. At December 31, 2011, the balance of pools with an adverse change in expected cash flows was $497.4 million. These pools consisted of one-to-four family loans of $184.9 million and other loans of $312.5 million.

Note 5. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at March 31, 2012:
Individually evaluated for impairment	$1,433	$--	$1,433
Collectively evaluated for impairment	121,193	14,141	135,334
Loans acquired with deteriorated credit quality	14,227	19,096	33,323

Total	$136,853	$33,237	$170,090

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2011:
Individually evaluated for impairment	$490	$--	$490
Collectively evaluated for impairment	121,505	15,295	136,800
Acquired loans with deteriorated credit quality	14,227	19,096	33,323

Total	$136,222	$34,391	$170,613

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2012:
Individually evaluated for impairment	$331,523	$5,445	$336,968
Collectively evaluated for impairment	25,569,760	647,405	26,217,165
Loans acquired with deteriorated credit quality	3,275,065	368,736	3,643,801

Total	$29,176,348	$1,021,586	$30,197,934

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2011:
Individually evaluated for impairment	$324,427	$5,995	$330,422
Collectively evaluated for impairment	24,534,477	663,898	25,198,375
Loans acquired with deteriorated credit quality	3,366,456	386,575	3,753,031

Total	$28,225,360	$1,056,468	$29,281,828

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the three months ended March 31, 2012 and 2011:

	March 31,
	2012			2011
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$121,995	$15,295	$137,290	$140,834	$18,108	$158,942
Charge-offs	(14,531)	(2,508)	(17,039)	(34,091)	(4,845)	(38,936)
Recoveries	317	1,199	1,516	287	13	300
Provision for loan losses	14,845	155	15,000	21,287	4,713	26,000

Balance, end of period	$122,626	$14,141	$136,767	$128,317	$17,989	$146,306

Non-accrual loans amounted to $306.1 million and $325.8 million, respectively, at March 31, 2012 and December 31, 2011. There were no loans over 90 days past due and still accruing interest at either of these dates.

The following table presents additional information regarding the Company’s impaired loans at or for the three months ended March 31, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$231,853	$245,833	$--	$204,431	$1,263
Commercial real estate	50,227	53,843	--	49,742	211
Acquisition, development, and construction	29,361	31,891	--	28,020	236
One-to-four family	1,127	1,147	--	1,269	--
Commercial and industrial	5,445	10,120	--	5,720	--

Total impaired loans with no related allowance	$318,013	$342,834	$--	$289,182	$1,710

Impaired loans with an allowance recorded:
Multi-family	$8,239	$9,620	$820	$7,284	$ 27
Commercial real estate	5,639	5,850	79	5,644	8
Acquisition, development, and construction	5,077	5,077	534	2,539	--
One-to-four family	--	--	--	142	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$18,955	$20,547	$1,433	$15,609	$ 35

Total Impaired Loans:
Multi-family	$240,092	$255,453	$820	$211,715	$1,290
Commercial real estate	55,866	59,693	79	55,386	219
Acquisition, development, and construction	34,438	36,968	534	30,559	236
One-to-four family	1,127	1,147	--	1,411	--
Commercial and industrial	5,445	10,120	--	5,720	--

Total impaired loans	$336,968	$363,381	$1,433	$304,791	$1,745

The following table presents additional information regarding the Company’s impaired loans at December 31, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance:
Multi-family	$235,100	$244,684	$--	$321,994	$3,435
Commercial real estate	49,258	52,152	--	63,032	1,397
Acquisition, development, and construction	26,680	27,143	--	42,600	1,141
One-to-four family	1,127	1,520	--	2,649	10
Commercial and industrial	5,995	10,240	--	6,442	60

Total impaired loans with no related allowance	$318,160	$335,739	$--	$436,717	$6,043

Impaired Loans with An Allowance Recorded:
Multi-family	$6,329	$6,899	$408	$10,893	$187
Commercial real estate	5,648	5,857	53	10,297	--
Acquisition, development, and construction	--	--	--	14,495	--
One-to-four family	285	373	29	71	--
Commercial and industrial	--	--	--	1,837	--

Total impaired loans with an allowance recorded	$12,262	$13,129	$490	$37,593	$187

Total Impaired Loans:
Multi-family	$241,429	$251,583	$408	$332,887	$3,622
Commercial real estate	54,906	58,009	53	73,329	1,397
Acquisition, development, and construction	26,680	27,143	--	57,095	1,141
One-to-four family	1,412	1,893	29	2,720	10
Commercial and industrial	5,995	10,240	--	8,279	60

Total impaired loans	$330,422	$348,868	$490	$474,310	$6,230

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

The following table summarizes activity in the allowance for losses on covered loans for the three months ended March 31, 2012 and 2011:

(in thousands)	March 31, 2012	March 31, 2011
Balance, beginning of period	$33,323	$11,903
Provision for loan losses	--	--

Balance, end of period	$33,323	$11,903

Note 6. Borrowed Funds

The following table summarizes the Company’s borrowed funds at March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
FHLB advances	$ 9,629,849	$ 9,314,193
Repurchase agreements	4,125,000	4,125,000
Junior subordinated debentures	426,982	426,936
Senior notes	89,993	89,984
Preferred stock of subsidiaries	4,300	4,300

Total borrowed funds	$14,276,124	$13,960,413

At March 31, 2012, the Company had $427.0 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

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

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of March 31, 2012:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date

		(dollars in thousands)

Haven Capital Trust II	10.250%	$ 23,333	$ 22,550	May 26, 1999	June 30, 2029	June 30, 2009(1)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010(2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010(1)
New York Community Capital Trust V	6.000	143,846	137,495	November 4, 2002	November 1, 2051	November 4, 2007(2)
New York Community Capital Trust X	2.074	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(3)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010(1)
PennFed Capital Trust II	10.180	12,372	12,000	March 28, 2001	June 8, 2031	June 8, 2011(1)
PennFed Capital Trust III	3.724	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(3)
New York Community Capital Trust XI	2.120	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012(3)
		$426,982	$412,045

(1)	Callable at a premium from this date forward.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable from this date forward.

Other borrowings totaled $94.3 million at March 31, 2012, comparable to the balance at December 31, 2011. Included in the respective amounts were $90.0 million of fixed rate senior notes, due June 22, 2012, that were issued under the FDIC’s Temporary Liquidity Guarantee Program in December 2008.

Note 7. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $140.3 million and $117.0 million, respectively, at March 31, 2012 and December 31, 2011. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized.

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

The following table sets forth the changes in residential and securitized MSRs for the three months ended March 31, 2012 and the year ended December 31, 2011:

	For the Three Months Ended March 31, 2012		For the Year Ended December 31, 2011
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$116,416	$ 596	$106,186	$1,192
Additions	34,853	--	82,060	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	4,254	--	(24,537)	--
Due to other changes(1)	(15,731)	--	(47,293)	--
Amortization	--	(113)	--	(596)
Carrying value, end of period	$139,792	$ 483	$116,416	$ 596

(1)	Includes net servicing cash flows and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	March 31, 2012	December 31, 2011
Weighted Average Expected Life	75 months	69 months
Constant Prepayment Speed	12.9%	14.2%
Discount Rate	10.0	10.0
Primary Mortgage Rate to Refinance	4.1	4.1
Cost to Service (per loan per year):
Current	$ 53	$ 53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As of March 31, 2012, there were no changes in assumed future servicing costs.

Note 8. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2012		2011
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic expense (credit):
Interest cost	$1,471	$160	$ 1,491	$180
Service cost	--	2	--	1
Expected return on plan assets	(3,314)	--	(3,133)	--
Unrecognized past service liability	--	(62)	--	(62)
Amortization of unrecognized loss	2,434	126	1,190	103
Net periodic expense (credit)	$ 591	$226	$ (452)	$222

As discussed in the notes to the consolidated financial statements presented in the Company’s 2011 Annual Report on Form 10-K, the Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2012. The Company does not expect to contribute to its pension plan in 2012.

Note 9. Stock-Based Compensation

At March 31, 2012, the Company had 1,024,633 shares available for grant as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Under the 2006 Stock Incentive Plan, the Company granted 2,040,425 shares of restricted stock in the three months ended March 31, 2012, with an average fair value of $12.78 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $5.1 million and $3.6 million, respectively, in the three months ended March 31, 2012 and 2011.

A summary of activity with regard to restricted stock awards in the three months ended March 31, 2012 is presented in the following table:

	For the Three Months Ended March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,429,440	$16.11
Granted	2,040,425	12.78
Vested	(542,220)	17.07
Cancelled	(49,500)	14.08
Unvested at end of period	4,878,145	14.63

As of March 31, 2012, unrecognized compensation cost relating to unvested restricted stock totaled $65.6 million. This amount will be recognized over a remaining weighted average period of 3.7 years.

In addition, the Company had eight stock option plans at March 31, 2012: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the three months ended March 31, 2012 or the year ended December 31, 2011, the Company did not record any compensation and benefits expense relating to stock options during those periods.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2012, there were 5,346,445 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,040 at March 31, 2012.

The status of the Stock Option Plans at March 31, 2012 and changes that occurred during the three months ended at that date are summarized below:

	For the Three Months Ended March 31, 2012
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	9,006,944	$15.60
Exercised	--	--
Expired/forfeited	(3,660,499)	15.55
Stock options outstanding, end of period	5,346,445	15.64
Options exercisable, end of period	5,346,445	15.64

The intrinsic value of stock options outstanding and exercisable at March 31, 2012 was $243,000. There were no stock options exercised during the three months ended March 31, 2012. The intrinsic values of options exercised during the three months ended March 31, 2011 was $1.6 million.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$ --	$ 100,428	$ --	$--	$ 100,428
GSE CMOs	--	64,878	--	--	64,878
Private label CMOs	--	23,658	--	--	23,658
Total mortgage-related securities	$ --	$ 188,964	$ --	$--	$ 188,964
Other Securities Available for Sale:
GSE debentures	$ --	$ 307,402	$ --	$--	$ 307,402
State, county, and municipal	--	1,294	--	--	1,294
Capital trust notes	--	16,411	16,807	--	33,218
Preferred stock	--	188	--	--	188
Common stock	39,269	2,403	--	--	41,672
Total other securities	$39,269	$ 327,698	$ 16,807	$--	$ 383,774
Total securities available for sale	$39,269	$ 516,662	$ 16,807	$--	$ 572,738
Other Assets:
Loans held for sale	$ --	$ 504,351	$ --	$--	$ 504,351
Mortgage servicing rights	--	--	139,792	--	139,792
Derivative assets	4,752	1,636	13,548	--	19,936
Liabilities:
Derivative liabilities	$ (34)	$ (1,082)	$ --	$--	$ (1,116)

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$102,645	$--	$--	$102,645
GSE CMOs	--	65,276	--	--	65,276
Private label CMOs	--	24,041	--	--	24,041

Total mortgage-related securities	$--	$191,962	$--	$--	$191,962

Other Securities Available for Sale:
GSE debentures	$--	$458,766	$--	$--	$458,766
Corporate bonds	--	--	--	--	--
State, county, and municipal	--	1,285	--	--	1,285
Capital trust notes	--	14,125	18,078	--	32,203
Preferred stock	--	195	--	--	195
Common stock	37,026	3,225	--	--	40,251

Total other securities	$37,026	$477,596	$18,078	$--	$532,700

Total securities available for sale	$37,026	$669,558	$18,078	$--	$724,662

Other Assets:
Loans held for sale	$--	$1,036,918	$--	$--	$1,036,918
Mortgage servicing rights	--	--	116,416	--	116,416
Derivative assets	9,004	762	15,633	--	25,399
Liabilities:
Derivative liabilities	$(20)	$(11,742)	$--	$--	$(11,762)

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

If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models incorporate transaction details such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy, and primarily include such instruments as mortgage-related and corporate debt securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing capital trust notes, which may include pooled trust preferred securities, collateralized debt obligations (“CDOs”), and certain single-issue capital trust notes, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, capital trust notes are valued using a model based on the specific collateral composition and cash flow structure of the securities. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, the price is considered when arriving at a security’s fair value. Where there is limited activity or less transparency around the inputs to the valuation of preferred stock, the valuation is based on a discounted cash flow model.

Periodically, the Company uses fair values supplied by independent pricing services to corroborate the fair values derived from the pricing models. In addition, the Company reviews the fair values supplied by independent pricing services, as well as their underlying pricing methodologies, for reasonableness. The Company challenges pricing services’ valuations that appear to be unusual or unexpected.

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

The fair value of Interest Rate Lock Commitments (“IRLCs”) for residential mortgage loans that the Company intends to sell is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected values of the MSRs, loan level price adjustment factors, and historical IRLC fall-out factors. The closing ratio is computed by the Company’s mortgage banking operation and is periodically reviewed by management for reasonableness. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the three months ended March 31, 2012 and 2011 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized Gains/(Losses) Recorded in					Change in Unrealized Gains and (Losses)
(in thousands)	Fair Value January 1, 2012	Income	Comprehensive (Loss) Income	Issuances	Transfers to/(from) Level 3	Fair Value at March 31, 2012	Related to Instruments Held at March 31, 2012
Available-for-sale capital securities	$ 18,078	$ --	$1,783	$ --	$(3,054)	$ 16,807	$ 1,654
Mortgage servicing rights	116,416	(11,477)	--	34,853	--	139,792	(11,477)
Derivatives, net	15,633	(2,085)	--	--	--	13,548	(2,085)

		Total Realized/Unrealized Gains/(Losses) Recorded in					Change in Unrealized Gains and (Losses)
(in thousands)	Fair Value January 1, 2012	Income	Comprehensive (Loss) Income	Issuances	Transfers to/(from) Level 3	Fair Value at March 31, 2012	Related to Instruments Held at March 31, 2012
Available-for-sale capital securities and preferred stock	$ 34,808	$ --	$(4,326)	$ --	$--	$ 30,482	$(4,326)
Mortgage servicing rights	106,186	739	--	25,723	--	132,648	739
Derivatives, net	53	1,471	--	--	--	1,524	1,471

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. During the three months ended March 31, 2012, the Company transferred certain trust preferred securities out of Level 3 as a result of increased observable market activity for these securities. There were no transfers in or out of Level 3 during the three months ended March 31, 2011. There were no gains or losses recognized as a result of the transfer of securities during the three months ended March 31, 2012. There were no transfers of securities between Levels 1 and 2 for the three months ended March 31, 2012 or 2011.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Capital trust notes	$ 16,807	Discounted Cash Flow	Weighted Average Discount Rate (1)	6.57%
Mortgage Servicing Rights	139,792	Discounted Cash Flow	Weighted Average Constant Prepayment Rate	12.90
			Weighted Average Discount Rate (2)	10.00
Interest Rate Lock Commitments	13,548	Pricing Model	Weighted Average Closing Ratio	73.85

(1)	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatilities.
(2)	Represents annualized loan repayment rate assumption.

The significant unobservable input used in the fair value measurement of the Company’s capital trust notes is the weighted average discount rate. The fair value of the capital trust notes will move in the opposite direction of the discount rate, i.e. if the discount rate decreases, the value of the capital trust security will increase. The Company estimates the expected cash flows for such securities and discounts them back using the weighted average discount rates above to arrive at the estimated fair value.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases), in any of those inputs in isolation could result in significantly lower (higher) fair value measurements. Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions.

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC to increase if in a gain position, or decrease if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$42,821	$42,821
Other assets (1)	--	33,904	--	33,904

	$--	$33,904	$42,821	$76,725

(1)	Represents the fair value of OREO that was measured at fair value, based on the appraised value of the collateral, subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$72,582	$72,582
Other assets (1)	--	26,810	--	26,810

	$--	$26,810	$72,582	$99,392

(1)	Represents the fair value of OREO that was measured at fair value, based on the appraised value of the collateral, subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and the fair value measurement levels of the Company’s financial instruments at March 31, 2012 and December 31, 2011:

	March 31, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$ 2,355,784	$ 2,355,784	$ 2,355,784		$ --		$ --
Securities held to maturity	4,305,071	4,464,401	--		4,405,405		58,996
FHLB stock	504,398	504,398	--		504,398		--
Loans, net	30,537,661	30,864,862	--		--		30,864,862
Mortgage servicing rights	483	483	--		--		483
Financial Liabilities:
Deposits	$22,940,793	$22,976,557	$15,440,971	(1)	$ 7,535,586	(2)	$ --
Borrowed funds	14,276,124	15,696,471	--		15,696,471		--

(1)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(2)	Represents certificates of deposit.

	December 31, 2011
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$ 2,001,737	$ 2,001,737	$ 2,001,737		$ --		$ --
Securities held to maturity	3,815,854	3,966,185	--		3,890,970		75,215
FHLB stock	490,228	490,228	--		490,228		--
Loans, net	30,152,154	30,755,121	--		--		30,755,121
Mortgage servicing rights	596	596	--		--		596
Financial Liabilities:
Deposits	$22,274,130	$22,321,011	$14,900,867	(1)	$ 7,420,144	(2)	$ --
Borrowed funds	13,960,413	15,423,474	--		15,423,474		--

(1)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(2)	Represents certificates of deposit.

The methods and significant assumptions used to estimate fair values for the Company’s financial instruments follow:

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

Federal Home Loan Bank Stock

Ownership in equity securities of the FHLB is restricted and there is no established market for their resale. The carrying amount approximates the fair value.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at March 31, 2012 and December 31, 2011.

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

The Company held derivatives not designated as hedges with a notional amount of $6.3 billion at March 31, 2012. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2012:

	March 31, 2012
(in thousands)	Notional Amount	Unrealized(1)
		Gain	Loss
Treasury options	$410,000	$--	$500
Eurodollar futures	475,000	--	34
Forward commitments to sell loans/mortgage-backed securities	2,310,000	2,468	--
Forward commitments to buy loans/mortgage-backed securities	1,640,000	--	1,913
Interest rate lock commitments	1,416,904	13,548	--

Total derivatives	$6,251,904	$16,016	$2,447

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

In addition, the Company mitigates a portion of the risk associated with changes in the value of MSRs. The general strategy for mitigating this risk is to purchase derivative instruments, the value of which changes in the opposite direction of interest rates, thus partially offsetting changes in the value of our servicing assets, the value of which tends to move in the same direction as interest rates. Accordingly, the Company purchases Eurodollar futures and call options on Treasury securities and enters into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended March 31,
(in thousands)	2012	2011
Treasury options	$ (6,803)	$ 2,812
Eurodollar futures	(75)	408
Forward commitments to buy/sell loans/mortgage-backed securities	7,556	(17,864)
Total income (loss)	$ 678	$(14,644)

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

The following table provides a summary of the Company’s segment results for the three months ended March 31, 2012, on an internally managed accounting basis:

	For the Three Months Ended March 31, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party (1)	$ 26,141	$ 35,855	$ 61,996
Non-interest income – inter-segment	(3,586)	3,586	--
Total non-interest income	22,555	39,441	61,996
Net interest income	281,099	7,315	288,414
Total net revenues	303,654	46,756	350,410
Provision for loan losses	15,000	--	15,000
Non-interest expense (2)	131,484	18,693	150,177
Income before income tax expense	157,170	28,063	185,233
Income tax expense	56,291	10,689	66,980
Net income	$ 100,879	$ 17,374	$ 118,253
Identifiable segment assets (period-end)	$42,368,092	$ 670,059	$43,038,151

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended March 31, 2011, on an internally managed accounting basis:

	For the Three Months Ended March 31, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party (1)	$ 38,353	$ 20,257	$ 58,610
Non-interest income – inter-segment	(4,768)	4,768	--
Total non-interest income	33,585	25,025	58,610
Net interest income	297,852	5,400	303,252
Total net revenues	331,437	30,425	361,862
Provision for loan losses	26,000	--	26,000
Non-interest expense (2)	128,815	17,887	146,702
Income before income tax expense	176,622	12,538	189,160
Income tax expense	60,855	5,129	65,984
Net income	$ 115,767	$ 7,409	$ 123,176
Identifiable segment assets (period-end)	$40,382,825	$ 664,119	$41,046,944

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 13. Impact of Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment.” Under ASU 2011-08, entities can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 on January 1, 2012 did not have an effect on the Company’s consolidated statement of condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The application of this guidance will only affect the presentation of the Company’s consolidated financial statements and will have no impact on its consolidated statement of condition or results of operations. In December 2011, the FASB delayed certain aspects of ASU 2011-05 that pertain to how and where reclassification adjustments are presented. The adoption of ASU No. 2011-05 is presented in the Company’s Consolidated Statements of Income and Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” The amendments in ASU 2011-04 generally represent clarifications of Topic 820 (Fair Value), but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of ASU 2011-04 on January 1, 2012, did not have a material effect on the Company’s consolidated statement of condition or results of operations.

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

Forward-Looking Statements and Associated Risk Factors

This report, like many written and oral communications presented by the Company and our authorized officers, may contain certain forward-looking statements regarding our prospective performance and strategies within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of said safe harbor provisions.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

—	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
—	conditions in the securities markets and real estate markets or the banking industry;
—	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
—

changes in interest rates, which may affect our net income, prepayment penalty income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;

—	changes in the quality or composition of our loan or securities portfolios;
—	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
—	our use of derivatives to mitigate our exposure to interest rate risk;
—	changes in competitive pressures among financial institutions or from non-financial institutions;
—	changes in deposit flows and wholesale borrowing facilities;
—	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
—	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
—	changes in our customer base or in the financial or operating performances of our customers’ businesses;
—	any interruption in customer service due to circumstances beyond our control;
—	our ability to retain key members of management;
—	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;
—	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;
—	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

—	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
—	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
—	the ability to keep pace with, and implement on a timely basis, technological changes;
—

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

—	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;
—	changes in accounting principles, policies, practices, or guidelines;
—	additional FDIC special assessments or required assessment prepayments;
—	any breach in performance by the Community Bank under our loss sharing agreements with the FDIC;
—	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
—

changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting, or in the assumptions on which such modeling and forecasting are predicated;

—

the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire into our operations, including the deposits we expect to assume from Aurora Bank FSB, pending regulatory approval; and our ability to realize related revenue synergies and cost savings within expected time frames;

—	changes in our credit ratings or in our ability to access the capital markets;
—	war or terrorist activities; and
—	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Reconciliations of Stockholders’ Equity and Tangible Stockholders’ Equity, Total Assets and Tangible Assets, and the Related Measures

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), management uses these non-GAAP measures in their analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2012 and December 31, 2011 follow:

	March 31, 2012	December 31, 2011
(in thousands)
Stockholders’ Equity	$ 5,579,941	$ 5,565,704
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(46,508)	(51,668)

Tangible stockholders’ equity	$ 3,097,302	$ 3,077,905

Total Assets	$43,038,151	$42,024,302
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(46,508)	(51,668)

Tangible assets	$40,555,512	$39,536,503

Stockholders’ equity to total assets	12.97%	13.24%
Tangible stockholders’ equity to tangible assets	7.64%	7.78%

Tangible Stockholders’ Equity	$3,097,302	$3,077,905
Add back: Accumulated other comprehensive loss, net of tax	68,702	71,910

Adjusted tangible stockholders’ equity	$3,166,004	$3,149,815

Tangible Assets	$40,555,512	$39,536,503
Add back: Accumulated other comprehensive loss, net of tax	68,702	71,910

Adjusted tangible assets	$40,624,214	$39,608,413

Adjusted stockholders’ equity to adjusted tangible assets	7.79%	7.95%

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

We generally measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. A specific valuation allowance is established when the fair value of the collateral, net of the estimated costs to sell, or the present value of the expected cash flows is less than the recorded investment in the loan.

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

—	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;
—

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

—	Changes in the nature and volume of the portfolio and in the terms of loans;
—	Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
—	Changes in the quality of our loan review system;
—	Changes in the value of the underlying collateral for collateral-dependent loans;
—	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
—	Changes in the experience, ability, and depth of lending management and other relevant staff; and
—	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

By considering the factors discussed above, we determine quantifiable risk factors that are applied to each non-impaired loan or loan type in the loan portfolio to determine the general valuation allowances.

In recognition of prevailing macroeconomic and real estate market conditions, the time periods considered for historical loss experience continue to be the last three years and the current period. We also evaluate the sufficiency of the overall allocations used for the allowance for losses on non-covered loans by considering the loss experience in the current and prior calendar year.

The process of establishing the allowance for losses on non-covered loans also involves:

—	Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors, as applicable;
—	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;
—

Assessment of the aforementioned factors by the pertinent members of the Boards of Directors and executive management when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

—	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

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

Allowance for Losses on Covered Loans

We have elected to account for the loans acquired in the AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions (i.e., our covered loans) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we will maintain the integrity of a pool of multiple loans accounted for as a single asset and with a single composite interest rate and an aggregate expectation of cash flows.

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

Please see Note 5, “Allowance for Loan Losses” for a further discussion of our allowance for losses on covered loans as well as additional information about our allowance for losses on non-covered loans.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. All of our recorded goodwill has resulted from prior acquisitions and, accordingly, is attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as this segment was acquired in our FDIC-assisted AmTrust acquisition, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, we determined the carrying value of the Banking Operations segment to be the carrying value of the Company and compared it to the fair value of the Banking Operations segment as the fair value of the Company.

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

Recent Events

The Pending Assumption of Approximately $2.3 Billion of Deposits from Aurora Bank FSB

On March 29, 2012, the Community Bank agreed to assume approximately $2.3 billion of FDIC-insured deposits from Aurora Bank FSB (“Aurora”). The majority of the deposits to be assumed are certificates of deposit (“CDs”), including approximately $1.5 billion of brokered CDs and approximately $800.0 million of institutional and retail CDs. The transaction is expected to close in the current second quarter, pending regulatory approval, and Aurora is expected to pay the Community Bank $24.0 million for assuming its deposits at that time.

Dividend Payment

On April 17, 2012, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 17, 2012 to shareholders of record at the close of business on May 7, 2012.

The Economic Environment

Although the national unemployment rate improved to 8.2% in March 2012 from 8.5% and 8.9%, respectively, in December and March 2011, the direction of unemployment rates in the five states comprising our footprint reflected a mix of improvement and deterioration in the first quarter of this year.

For example, the unemployment rate in New York was 8.7% in March 2012, an increase from 8.0% in both December and March 2011. In New Jersey, the unemployment rate rose to 9.3% in March 2012 from 8.7% in December, but was down from 9.6% in March of last year. In Arizona and Florida, unemployment rates declined to 8.4% and 8.6%, respectively, in March 2012 from 8.7% and 9.7% in December 2011 and from 9.3% and 10.6%, respectively, in March of last year. In Ohio, the unemployment rate rose to 7.8% in March 2012 from 7.6% in December, but was down from 9.0% in March of the previous year.

In New York City, where the vast majority of the properties securing our held-for-investment loans are located, the unemployment rate rose to 9.8% in March 2012 from 8.8% and 8.6%, respectively, in December and March 2011. Furthermore, in Manhattan, where 41.3% of the properties securing our held-for-investment multi-family and commercial real estate loans are located, the office vacancy rate rose to 10.5% from 10.4% in the trailing quarter; however, the current vacancy rate was 130 basis points below the comparable rate in March of last year.

Through February 2012, home prices fell 3.5% nationally from the year-earlier level, and also declined during that time in two of the primary markets we serve. Specifically, home prices fell 3.0% and 4.4%, respectively, in greater New York and greater Cleveland, but rose 0.8% and 3.3%, respectively, in greater Miami and greater Phoenix. From January through February 2012, home prices fell 0.8% on a nationwide basis, and the same percentage in greater New York. While home prices fell 1.7% in greater Cleveland from January through February, home prices rose 0.6% and 1.2%, respectively, in greater Miami and greater Phoenix during that time.

Executive Summary

We delivered a solid financial performance in the first quarter of 2012, despite the significant flattening of the yield curve, and despite continued weakness in the economy. Earnings totaled $118.3 million in the current first quarter, reflecting a $601,000 increase from the trailing-quarter level and a $4.9 million reduction from the year-earlier amount. On a diluted per share basis, we generated earnings of $0.27 in both the first quarter of 2012 and the fourth quarter of 2011; in the first quarter of 2011, our earnings were equivalent to $0.28 per diluted share.

Among the factors contributing to, or reflecting, the strength of our current first quarter performance were:

—	A $1.0 billion increase in total assets to $43.0 billion over the course of the quarter, reflecting an increase in the balances of loans, securities, and cash.

—	A $1.0 billion increase in non-covered loans held for investment to $26.6 billion over the course of the quarter, driven by the growth of our multi-family and commercial real estate loan portfolios.

—	A strong level of loan production, with loans originated for investment totaling $2.1 billion and loans originated for sale totaling $2.5 billion.

—	Continued improvement in the quality of our assets, as:

-The balance of non-performing non-covered loans fell to $306.1 million at the end of the quarter, reflecting a three-month reduction of $19.7 million and a twelve-month reduction of $310.7 million, or 50.4%;

- The balance of non-performing non-covered assets fell to $367.0 million at the end of the quarter, reflecting a three-month reduction of $43.4 million and a twelve-month reduction of $281.8 million, or 43.4%;

- Net charge-offs represented $15.5 million, or 0.05%, of average loans, in the current first quarter, an improvement from $22.1 million, representing 0.07% of average loans, in the trailing quarter and from $38.6 million, representing 0.14% of average loans, in the year-earlier three months; and

- The balance of loans 30 to 89 days delinquent fell $50.8 million, or 45.5%, to $60.9 million from the balance at December 31, 2011.

—

Significant improvement in the coverage provided by our allowance for losses on non-covered loans, notwithstanding a reduction in our provision for non-covered loan losses from the levels recorded in the trailing and year-earlier three months.

—

The ratio of the non-covered loan loss allowance to non-performing non-covered loans improved to 44.68% at the end of the current first quarter from 42.14% at December 31, 2011, and from 23.72% at March 31, 2011.

—	An increase in average interest-earning assets to $35.5 billion in the current first quarter, from $35.0 billion and $33.7 billion, respectively, in the trailing and year-earlier three months.

—	An increase in mortgage banking income to $35.2 million in the current first quarter, from $24.7 million and $19.9 million, respectively, in the trailing and year-earlier three months.

The following factors tempered the growth of our earnings in the current first quarter:

—

During the quarter, the downward repricing of our interest-earning assets outpaced the downward repricing of our interest-bearing liabilities, contributing to modest declines in our net interest income and margin on a linked-quarter basis, and less modest reductions year-over-year.

—

Specifically, our net interest income totaled $288.4 million in the current first quarter, reflecting declines of $11.8 million and $14.8 million, respectively, from the amounts recorded in the prior periods.

—

Reflecting the level of refinancing activity during the current first quarter, prepayment penalty income contributed $17.5 million to interest income, down $11.4 million and $2.1 million, respectively, from the trailing-quarter and year-earlier amounts.

—

Our margin was 3.24% in the current first quarter, reflecting a linked-quarter decrease of 21 basis points and a year-over-year decrease of 34 basis points. Prepayment penalty income contributed 20 basis points to our current first quarter margin, as compared to 33 and 23 basis points, respectively, in the prior periods.

—

Non-interest expense rose $3.8 million linked-quarter and $3.5 million year-over-year, to $150.2 million, primarily reflecting an increase in compensation and benefits expense and general and administrative (“G&A”) expense.

Reflecting the strength of our current first quarter earnings, stockholders’ equity totaled $5.6 billion at March 31, 2012, consistent with the balance at December 31, 2011. In addition, our bank subsidiaries continued to exceed the requirements for classification as well capitalized institutions, with the Community Bank having leverage, Tier 1 risk-based, and total risk-based capital ratios of 8.47%, 12.63%, and 13.27%, respectively, and the Commercial Bank having leverage, Tier 1 risk-based, and total risk-based capital ratios of 13.35%, 16.89%, and 17.55%, respectively.

SUMMARY OF FINANCIAL CONDITION AT MARCH 31, 2012

Balance Sheet Summary

Total assets rose $1.0 billion from the balance at December 31, 2011 to $43.0 billion at March 31, 2012. The increase was attributable to a $385.0 million increase in total loans to $30.7 billion, a $337.3 million increase in securities to $4.9 billion, and a $354.0 million increase in cash and cash equivalents to $2.4 billion.

Borrowed funds rose $315.7 million to $14.3 billion over the course of the quarter, reflecting an increase in wholesale borrowings to $13.8 billion. During this time, total deposits rose $666.7 million to $22.9 billion, including a $126.6 million increase in CDs to $7.5 billion and a $540.1 million increase in core deposits (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing deposits) to $15.4 billion at March 31, 2012.

Stockholders’ equity rose $14.2 million to $5.6 billion, representing 12.97% of total assets and a book value per share of $12.71. Tangible stockholders’ equity rose $19.4 million to $3.1 billion, representing 7.64% of tangible assets and a tangible book value of $7.05 per share. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

Loans

Loans represented $30.7 billion, or 71.4%, of total assets at the end of the current first quarter, reflecting a $385.0 million increase from the balance at December 31, 2011. Covered loans represented $3.6 billion of the March 31, 2012 balance, and non-covered loans represented $27.1 billion. Included in non-covered loans were $26.6 billion of loans held for investment and $504.4 million of loans held for sale.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At March 31, 2012, covered loans represented $3.6 billion, or 11.9%, of loans outstanding, down $109.2 million from the balance at December 31, 2011.

One-to-four family loans represented $3.3 billion of total covered loans at the end of the current first quarter, with all other types of covered loans representing $368.7 million, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold with respect to covered loans and covered other real estate owned (“OREO”).

While no provision for losses on covered loans was recorded in the current or year-earlier first quarter, a $12.7 million provision for losses on covered loans was recorded in the fourth quarter of last year. The provision was largely attributable to credit deterioration in the portfolio of C&I loans acquired in the Desert Hills acquisition and in the portfolios of HELOCs acquired in the acquisitions of both AmTrust and Desert Hills. The fourth quarter 2011 provision was largely offset by FDIC indemnification income of $10.0 million, which was recorded in non-interest income in the same period.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at March 31, 2012:

(in thousands)
California	$ 641,439
Florida	618,591
Arizona	337,317
Ohio	230,446
Massachusetts	164,867
Michigan	162,422
Illinois	125,830
New York	112,842
Texas	91,964
Nevada	91,685
Maryland	86,940
New Jersey	80,987
Washington	80,775
Colorado	79,645
All other states	738,051

Total covered loans	$3,643,801

Non-Covered Loans Held for Investment

At March 31, 2012, loans held for investment totaled $26.6 billion, representing 86.5% of total loans, 61.7% of total assets, and a $1.0 billion, or 4.0%, increase from the balance at December 31st. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of ADC loans, one-to-four family loans, and other loans. C&I loans comprise the bulk of our “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we originated, with the remainder consisting of loans we acquired in our business combinations prior to 2009.

Originations of held-for-investment loans totaled $2.1 billion in the current first quarter, reflecting a $216.9 million decrease from the trailing-quarter volume and a $269.5 million increase from the volume in the first quarter of last year. While the linked-quarter decline was attributable to a decrease in refinancing activity in the multi-family sector, the year-over-year increase was attributable to the decline in market interest rates, which triggered an increase in refinancing activity and property transactions, particularly in Metro New York, where most of the properties collateralizing our multi-family loans are located.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $1.1 billion, or 49.5%, of the loans we produced for investment in the current first quarter, a $552.1 million decrease from the trailing-quarter volume and comparable to the volume produced in the first quarter of last year. At March 31, 2012, multi-family loans represented $17.8 billion, or 66.9%, of total non-covered loans held for investment, reflecting a three-month increase of $335.2 million. The average multi-family loan at that date had a principal balance of $4.1 million.

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

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on intermediate-term interest rates, plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternatively, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank (“FHLB”) of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Notably, the expected weighted average life of the multi-family loan portfolio was 2.9 years at March 31, 2012, as compared to 3.3 years at December 31, 2011.

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

At March 31, 2012, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 79.8% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 5.9%, with New Jersey and Pennsylvania accounting for 7.7% and 2.8%, respectively. The remaining 3.8% of multi-family loans were secured by buildings outside these markets.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative loan-to-value (“LTV”) ratios our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses during the most recent downturn in the credit cycle, as well as historically.

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

Commercial Real Estate Loans

CRE loans represented $916.3 million, or 42.9%, of loans produced for investment in the current first quarter, up $403.2 million from the trailing-quarter volume and $402.6 million from the volume produced in the first quarter of last year. The increase in CRE loan production was primarily due to the continued decline in market interest rates and the origination of certain larger CRE loans at conservative LTV ratios. Reflecting the increase in originations, the balance of CRE loans rose $722.0 million to $7.6 billion over the course of the quarter, representing 28.5% of total loans held for investment and 17.6% of total assets at March 31, 2012. The average CRE loan had a principal balance of $4.3 million at that date.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2012, 74.3% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 11.4% and 6.9%, respectively.

The pricing of our CRE loans is similar to the pricing of our multi-family credits, i.e., with a fixed rate of interest for the first five years of the loan that is generally based on intermediate-term interest rates, plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within three to four years of origination. Reflecting the same factors that contributed to the reduction in the expected weighted average life of our multi-family loan portfolio, the expected weighted average life of the CRE loan portfolio declined to 3.1 years at March 31, 2012 from 3.4 years at December 31, 2011. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

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

Acquisition, Development, and Construction Loans

In the interest of reducing our exposure to credit risk in a declining real estate market, we have limited our production of ADC loans to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $36.6 million, or 1.7%, of the loans we produced for investment in the current first quarter, and the portfolio of ADC loans represented $441.8 million, or 1.7%, of total held-for-investment loans at March 31st.

At March 31, 2012, 49.6% of the loans in our ADC portfolio were for land acquisition and development; the remaining 50.4% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

At March 31, 2012, 73.5% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 14.1% of our ADC loans, with New Jersey accounting for 9.4%. Reflecting the limited extent to which ADC loans have been originated beyond our immediate market, 3.0% of our ADC loans are secured by properties beyond New Jersey and New York.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion. In the three months ended March 31, 2012, we recovered losses against personal guarantees of $1.2 million; in 2011, we recovered $120,000 from personal guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At March 31, 2012, 8.3% of the loans in our ADC loan portfolio were non-performing, as compared to 6.7% at December 31, 2011.

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

One-to-Four Family Loans

The majority of the one-to-four family loans in our portfolio of loans held for investment are loans that were acquired in our business combinations prior to 2009. Reflecting repayments, and our general practice of originating one-to-four family loans for sale, the balance of one-to-four family loans held for investment declined $11.0 million to $116.4 million over the course of the quarter, representing less than one-half of 1% of our total held-for-investment loan portfolio at March 31, 2012.

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

Other Loans

Other loans totaled $652.9 million at the close of the current first quarter, down $17.0 million from the balance at the end of last year. C&I loans represented $592.2 million, or 90.7%, of the March 31st total, and were down $7.8 million from the balance at December 31st. Of the $127.2 million of other loans originated for investment during the current first quarter, C&I loans represented $126.2 million, or 99.2%.

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

We also place a limit on the amount of loans that may be made to one borrower. At March 31, 2012, the largest concentration of loans to one borrower consisted of a $530.2 million multi-family loan provided by the Community Bank to Riverbay Corporation—Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The loan was originally made on September 30, 2004 and, as of March 31, 2012, has been current since origination. The interest rate on the loan was 5.75% at the latter date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at March 31, 2012:

	At March 31, 2012
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$6,188,638	34.83%	$4,284,534	56.55%	$155,195	35.13%
Brooklyn	3,237,030	18.22	421,617	5.56	62,467	14.14
Bronx	2,761,318	15.54	206,731	2.73	45,375	10.27
Queens	1,861,462	10.48	643,174	8.49	50,878	11.52
Staten Island	121,814	0.69	69,719	0.92	10,733	2.43

Total New York City	14,170,262	79.76%	5,625,775	74.25%	324,648	73.49%

Long Island	538,715	3.03	863,042	11.39	62,246	14.09
Other New York State	507,169	2.86	147,111	1.94	--	--
New Jersey	1,373,305	7.73	520,559	6.87	41,659	9.43
Pennsylvania	503,303	2.83	272,599	3.60	--	--
All other states	673,118	3.79	148,170	1.95	13,200	2.99

Total	$17,765,872	100.00%	$7,577,256	100.00%	$441,753	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Non-Covered Loans Held for Sale

Although we generally do not originate one-to-four family loans for investment, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking operation serves approximately 950 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans in all 50 states.

In the first quarter of 2012, we originated one-to-four family loans for sale of $2.4 billion, reflecting a linked-quarter decrease of $297.3 million and a $926.2 million increase year-over-year. While the linked-quarter reduction was attributable to continued weakness in the U.S. housing market, the year-over-year increase was largely due to a decline in residential mortgage interest rates during this time. The vast majority of the held-for-sale loans we produced were agency-conforming loans sold to GSEs. To a much lesser extent, we utilized our mortgage banking platform to originate jumbo loans under contract for sale to other financial institutions, a practice we initiated in the first quarter of 2011.

At March 31, 2012 and December 31, 2011, the respective balances of loans held for sale were $504.4 million and $1.0 billion, representing 1.6% and 3.4%, respectively, of total loans. However, the average balance during the current first quarter was $844.3 million, as compared to $1.0 billion in the trailing three-month period.

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

The agency-conforming one-to-four family loans we originate for sale to GSEs require that we make certain representations and warranties with regard to underwriting, documentation, and legal/regulatory compliance, and we may be required to repurchase a loan or loans from the GSEs if it is found that a breach of the representations and warranties has occurred. In such case, we would be exposed to any subsequent credit loss on the mortgage loans that might or might not be realized in the future.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At March 31, 2012 and March 31, 2011, the respective liabilities for estimated possible future losses relating to these representations and warranties were $6.2 million and $3.9 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience; estimated future defaults; historical loan repurchase rates and the frequency and potential severity of defaults; probability that a repurchase request will be received; and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Balance, beginning of period	$5,320	$3,537
Provision for repurchase losses:
Loan sales	843	371
Change in estimates	--	--

Balance, end of period	$6,163	$3,908

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

The following table sets forth our GSE repurchase requests during the periods indicated:

Repurchase Request Activity

	For the Three Months Ended March 31,
	2012		2011
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	8	$1,583	1	$155
New repurchase requests (2)	29	6,720	8	1,794
Successful rebuttal/rescission	(23)	(5,283)	(3)	(547)
Indemnifications (3)	(3)	(585)	--	--
Loan repurchases	(1)	(178)	--	--

Balance, end of period (4)	10	$2,257	6	$1,402

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests are from GSEs and relate to one-to-four family loans originated for sale.
(3)	The Company protects a GSE against future losses under an indemnification agreement.
(4)	Of the ten period-end requests as of March 31, 2012, eight were from Fannie Mae and two were from Freddie Mac. Fannie Mae allows 90 days to respond, whereas Freddie Mac allows 30 days. Failure to respond to a request in a timely manner could result in the Company having an obligation to repurchase the loan.

The following table sets forth the activity with regard to GSE loans indemnified for possible losses in the event of default, and loans purchased by the Community Bank, in the three months ended March 31, 2012:

Indemnified and Repurchased Loan Activity

	For the Three Months Ended March 31, 2012
(dollars in thousands)	Number of Loans	Amount
Balance, beginning of period	5	$1,084
Indemnifications	3	585
Repurchases	1	178
Principal payments	--	(16)

Balance, end of period (1)	9	$1,831

(1)	Of the nine indemnified and repurchased loans, eight are currently performing.

Outstanding Loan Commitments

At March 31, 2012, we had outstanding loan commitments of $2.6 billion, a $95.4 million decrease from the level at December 31, 2011. Included in the March 31st amount were commitments to originate loans for investment of $1.2 billion and commitments to originate loans for sale of $1.4 billion, as compared to $1.6 billion and $1.1 billion, respectively, at December 31st. Multi-family and CRE loans represented $684.6 million of held-for-investment loan commitments at the end of the current first quarter, while ADC loans and other loans represented $74.0 million and $459.3 million, respectively.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $177.4 million at March 31, 2012, as compared to $172.9 million and $139.0 million, respectively, at December 31, and March 31, 2011.

Financial stand-by letters of credit primarily are issued for the benefit of other financial institutions or municipalities on behalf of certain of our current borrowers, and obligate us to guarantee payment of a specified financial obligation.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The quality of our assets continued to improve in the current first quarter, as non-performing non-covered loans declined $19.7 million, or 6.0%, from the December 31st balance and $310.7 million, or 50.4%, from the balance at March 31, 2011. Non-performing non-covered loans represented $306.1 million, or 1.15%, of total non-covered loans at the end of the current first quarter, reflecting linked-quarter and year-over-year improvements of 13 and 142 basis points, respectively.

Non-performing multi-family and CRE loans accounted for the bulk of these improvements, having declined $16.3 million and $4.7 million, respectively, on a linked-quarter basis and $199.6 million and $43.6 million, respectively, year-over-year. While non-performing one-to-four family loans declined $2.1 million and $6.8 million, respectively, from the balances at December 31, and March 31, 2011, non-performing ADC loans rose $6.7 million on a linked-quarter basis and declined $49.0 million year-over-year.

Non-accrual mortgage loans accounted for $298.6 million of non-performing non-covered loans at the end of the current first quarter, down $16.3 million and $298.9 million, respectively, from the balances at December 31, and March 31, 2011. Other non-accrual loans declined $3.4 million and $11.7 million, to $7.5 million, over the corresponding times.

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

The following table sets forth the changes in non-performing loans for the three months ended March 31, 2012:

(in thousands)
Balance at December 31, 2011	$325,815
New non-accrual loans in the period	34,050
Charge-offs	(4,672)
Loans transferred to other real estate owned	(10,149)
Loan payoffs including dispositions and principal amortization	(25,826)
Loans restored to performing status	(13,094)

Balance at March 31, 2012	$306,124

All of our non-performing loans at March 31, 2012 and December 31, 2011 were classified as non-accrual loans.

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

OREO improved on a linked-quarter basis, declining $23.7 million from the December 31st balance to $60.9 million at March 31, 2012. As a result, the balance of non-performing non-covered assets declined to $367.0 million from $410.4 million, and the ratio of non-performing non-covered assets to total non-covered assets improved to 0.93% from 1.07%. Although the March 31, 2012 balance of OREO was $28.8 million higher than the year-earlier balance, the year-over-year increase was more than offset by the reduction in non-performing non-covered loans during that time. As a result, the March 31, 2012 balance of non-performing non-covered assets was $281.8 million lower than the year-earlier balance, and the ratio to total non-covered assets improved by 83 basis points.

The improvement in asset quality also was reflected in the balance of loans 30 to 89 days past due, which declined $50.8 million, or 45.5%, on a linked-quarter basis to $60.9 million, contributing to a $94.1 million, or 18.0%, reduction in total delinquencies at March 31, 2012. The reduction was primarily due to a $31.5 million decline in multi-family loans 30 to 89 days past due to $15.2 million, as certain loans migrated to non-accrual status and other loans were brought current by the borrowers. In addition, the balance of CRE loans 30 to 89 days past due declined $18.6 million to $35.2 million.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. We typically will lend up to 75% of the appraised value on multi-family buildings and up to 60% on commercial properties. Exceptions to these LTV limitations are reviewed on a case-by-case basis, requiring the approval of the Mortgage or Credit Committee, as applicable.

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

Our loan portfolio has been structured to manage our exposure to both credit and interest rate risk. The vast majority of the loans in our portfolio are intermediate-term credits, with multi-family and CRE loans typically repaying or refinancing within three to four years of origination, and the duration of ADC loans ranging up to 36 months, with 18 to 24 months more the norm. Furthermore, our multi-family loans are largely secured by buildings with rent-regulated apartments that tend to maintain a high level of occupancy, regardless of economic conditions in our marketplace.

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

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will consider a repayment schedule to avoid taking such action. Delinquencies are addressed by our Loan Recovery Unit and every effort is made to collect, rather than initiate foreclosure proceedings.

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

While we strive to originate loans that will perform fully, the severity of the credit cycle resulted in a greater number of loans transitioning to non-accrual status and a greater volume of net charge-offs than we incurred before the downward cycle turn. However, in the three months ended March 31, 2012, net charge-offs declined to $15.5 million from $22.1 million in the trailing quarter and from $38.6 million in the year-earlier three months. The first quarter 2012 amount represented 0.05% of average assets, down from 0.07% and 0.14%, respectively, in the earlier periods. (Each of these measures is non-annualized.)

Multi-family and CRE loans represented $9.9 million and $2.3 million, respectively, of net charge-offs in the current first quarter, while ADC, one-to-four family, and other loans accounted for $3.3 million, combined.

Reflecting the $15.0 million provision for losses on non-covered loans recorded in the current first quarter, and the $15.5 million of net charge-offs recorded, our allowance for losses on non-covered loans declined to $136.8 million at March 31, 2012, representing 44.68% of non-performing non-covered loans. At December 31, and March 31, 2011, the comparable allowances totaled $137.3 million and $146.3 million, and represented 42.14% and 23.72%, respectively, of non-performing non-covered loans.

Although our asset quality continued to improve in the current first quarter, the allowance for losses on non-covered loans was not reduced to the same degree as the level of non-performing assets because we maintain the allowance at a level to cover potential losses inherent in the loan portfolio. Based upon all relevant and available information at March 31, 2012, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

To further mitigate our credit risk, we continue to de-emphasize the production of ADC and other loans, as well as one-to-four family loans, for portfolio. At March 31, 2012, ADC loans, one-to-four family loans, and other loans represented 1.66%, 0.44%, and 2.46%, respectively, of total non-covered loans held for investment, as compared to 1.75%, 0.50%, and 2.62%, respectively, at December 31, 2011. At March 31, 2012, 8.28%, 8.46%, and 1.16% of ADC loans, one-to-four family loans, and other loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses, and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 1.15% of total non-covered loans at March 31, 2012; the ratio of net charge-offs to average loans for the three months ended at that date was 0.05%.

The following tables present the number and amount of non-performing CRE and multi-family loans by originating bank at March 31, 2012 and December 31, 2011:

As of March 31, 2012	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	80	$187,830	44	$53,758
New York Commercial Bank	2	948	6	9,589
Total for New York Community Bancorp	82	$188,778	50	$63,347

As of December 31, 2011	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	85	$204,116	49	$58,437
New York Commercial Bank	2	948	6	9,595
Total for New York Community Bancorp	87	$205,064	55	$68,032

The following table presents information about our five largest non-performing loans as of March 31, 2012:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-family	Multi-family	ADC	Multi-family	CRE
Origination Date	6/29/05	4/17/08	9/12/07	03/10/05	09/11/08
Origination Balance	$41,116,000	$17,500,000	$4,292,189	$11,400,000	$6,300,000
Full Commitment Balance	$45,531,750	$17,500,000	$27,155,875	$11,400,000	$6,300,000
Balance at March 31, 2012	$45,427,365	$16,189,483	$12,991,881	$10,903,319	$6,197,016
Associated Allowance	None	None	None	None	None
Non-Accrual Date	February 2009	June 2011	July 2011	May 2010	May 2010
Origination LTV Ratio	76%	73%	77%	81%	75%
Current LTV Ratio	83%	90%	79%	85%	72%
Last Appraisal	November 2011	April 2011	January 2012	March 2012	June 2011

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -40.

No. 1	-	The borrower is an owner of real estate throughout the nation, and is based in New Jersey. This loan is collateralized by a complex of four multi-family buildings containing 672 residential and four commercial units in Washington, D.C.

No. 2	-	The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by a multi-family building containing 144 residential units in the Bronx, New York.

No. 3	-	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a property that was developed into a seven-story condominium building containing 33 residential units and 9,498 square feet of retail or professional space in Astoria, New York. Construction is 100% complete and the borrower has sold and released eight units, representing 24% of the subject property.

No. 4	-	The borrower is an owner of real estate and is based in New York. The loan is collateralized by a multi-family building containing 167 residential units in the Bronx, New York.

No. 5	-	The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 11,000 square foot commercial building with excess development rights in New York, New York.

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

Loans modified as TDRs totaled $277.4 million at March 31, 2012, including $71.0 million of accruing loans and $206.4 million of non-accrual loans.

The following table presents information regarding our TDRs as of March 31, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$68,674	$151,608	$220,282
Commercial real estate	2,320	40,650	42,970
Acquisition, development, and construction	--	12,992	12,992
One-to-four family	--	1,126	1,126
Total	$70,994	$206,376	$277,370

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2012, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $244.3 million, and loans on which forbearance agreements were reached amounted to $33.1 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and TDRs disclosed in this filing, we did not have any potential problem loans at March 31, 2012 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at March 31, 2012 and December 31, 2011. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

	At or For the	At or For the
	Three Months Ended	Year Ended
(dollars in thousands)	March 31, 2012	December 31, 2011
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$137,290	$158,942
Provision for losses on non-covered loans	15,000	79,000
Charge-offs:
Multi-family	(9,910)	(71,187)
Commercial real estate	(2,411)	(11,900)
Acquisition, development, and construction	(2,152)	(9,153)
One-to-four family	(58)	(1,208)
Other loans	(2,508)	(12,462)

Total charge-offs	(17,039)	(105,910)
Recoveries	1,516	5,258

Balance at end of period	$136,767	$137,290

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$188,778	$205,064
Commercial real estate	63,347	68,032
Acquisition, development, and construction	36,599	29,886
One-to-four family	9,851	11,907

Total non-accrual non-covered mortgage loans	298,575	314,889
Other non-accrual non-covered loans	7,549	10,926

Total non-performing non-covered loans (1)	306,124	325,815
Other real estate owned (2)	60,890	84,567

Total non-performing non-covered assets	$367,014	$410,382

Asset Quality Ratios:
Non-performing non-covered loans to total non-covered loans	1.15%	1.28%
Non-covered non-performing assets to total non-covered assets	0.93	1.07
Allowance for losses on non-covered loans to non-performing non-covered loans	44.68	42.14
Allowance for losses on non-covered loans to total non-covered loans	0.51	0.54
Net charge-offs to average loans	0.05 (3)	0.35

Loans 30-89 Days Past Due:
Multi-family	$15,161	$46,702
Commercial real estate	35,193	53,798
Acquisition, development, and construction	6,884	6,520
One-to-four family	2,326	2,712
Other loans	1,338	1,925

Total loans 30-89 days past due (4)	$60,902	$111,657

(1)	The March 31, 2012 and December 31, 2011 amounts exclude loans 90 days or more past due of $343.1 million and $347.4 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The March 31, 2012 and December 31, 2011 amounts exclude OREO totaling $57.7 million and $71.4 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Presented on a non-annualized basis.
(4)	The March 31, 2012 and December 31, 2011 amounts exclude loans 30 to 89 days past due of $91.2 million and $112.0 million, respectively, that are covered by FDIC loss sharing agreements.

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

Decreases in estimated reimbursements from the FDIC, if any, will be recognized in income prospectively over the lives of the related covered loans (or, if shorter, over the remaining term of the loss sharing agreement). Related additions to the accretable yield on the covered loans will be recognized in income prospectively over the lives of the loans. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

The loss share receivables may also increase due to accretion, which was $1.3 million in the current first quarter, as compared to $9.1 million in the year-earlier three months. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three months ended March 31, 2012, we received FDIC reimbursements of $38.1 million, as compared to $46.0 million in the year-earlier three months.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at March 31, 2012 and December 31, 2011, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Three Months Ended March 31, 2012	At or For the Year Ended December 31, 2011
Covered Loans 90 Days or More Past Due:
Multi-family	$180	$161
Commercial real estate	8,205	8,599
Acquisition, development, and construction	2,493	5,082
One-to-four family	314,392	314,821
Other	17,873	18,779

Total covered loans 90 days or more past due	343,143	347,442
Covered other real estate owned	57,679	71,400

Total covered non-performing assets	$400,822	$418,842

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$188,958	$205,225
Commercial real estate	71,552	76,631
Acquisition, development, and construction	39,092	34,968
One-to-four family	324,243	326,728
Other non-performing loans	25,422	29,705

Total non-performing loans	649,267	673,257
Other real estate owned	118,569	155,967

Total non-performing assets (including covered assets)	$767,836	$829,224

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	2.15%	2.30%
Total non-performing assets to total assets	1.78	1.97
Allowance for loan losses to non-performing loans	26.20	25.34
Allowance for loan losses to total loans	0.56	0.58

Covered Loans 30-89 Days Past Due:
Multi-family	$1,050	$--
Commercial real estate	--	1,054
Acquisition, development, and construction	61	272
One-to-four family	84,080	103,495
Other loans	5,993	7,168

Total covered loans 30-89 days past due	$91,184	$111,989

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$16,211	$46,702
Commercial real estate	35,193	54,852
Acquisition, development, and construction	6,945	6,792
One-to-four family	86,406	106,207
Other loans	7,331	9,093

Total loans 30-89 days past due (including covered loans)	$152,086	$223,646

Geographical Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at March 31, 2012:

(in thousands)
New York	$205,226
Florida	102,284
New Jersey	72,478
Arizona	41,722
Washington, D.C.	45,659
California	35,968
Connecticut	22,345
Ohio	17,400
Nevada	14,820
Massachusetts	13,437
All other states	77,928
Total non-performing loans	$649,267

Securities

Securities represented $4.9 billion, or 11.3%, of total assets at the end of the current first quarter, and were up $337.3 million from the balance at December 31, 2011. The increase was due to the purchase of GSE securities, which represented 94.1% of total securities at March 31st.

Held-to-maturity securities represented $4.3 billion, or 88.3%, of total securities at the end of the current first quarter, up from $3.8 billion, representing 84.0% of total securities, at December 31, 2011. At March 31, 2012, the fair value of securities held to maturity represented 103.7% of their carrying value, as compared to 103.9% at December 31st. Mortgage-related securities accounted for $3.1 billion and $3.0 billion, respectively, of securities held to maturity at the end of March and December, while other securities represented $1.2 billion and $819.6 million at the respective period-ends. The estimated weighted average lives of the held-to-maturity securities portfolio were 4.8 years and 4.7 years at the corresponding dates.

Available-for-sale securities represented $572.7 million, or 11.7%, of total securities at the end of the current first quarter, down from $724.7 million, representing 16.0% of total securities, at December 31st. Included in the respective quarter-end amounts were mortgage-related securities of $189.0 million and $192.0 million, and other securities of $383.8 million and $532.7 million. The estimated weighted average life of the available-for-sale securities portfolio was 4.6 years at March 31, 2012, as compared to 3.0 years at December 31, 2011. The difference reflects the purchase of GSE securities in the first three months of this year.

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

In the first three months of 2012, loan repayments and sales totaled $4.2 billion, as compared to $3.9 billion in the first three months of last year. Repayments and sales accounted for $1.2 billion and $3.0 billion, respectively, of the current three-month total and for $1.7 billion and $2.2 billion, respectively, of the year-earlier amounts.

Cash flows from the repayment and sale of securities totaled $405.1 million and $240.2 million, respectively, in the current first quarter, while purchases of securities totaled $978.9 million during this time. In the first quarter of 2011, the cash flows from the repayment and sale of securities totaled $276.5 million and $331.0 million, respectively, and were partially offset by purchases of securities totaling $613.2 million.

Consistent with our business model, the cash flows from loans and securities were primarily deployed into loan production and, to a lesser extent, GSE securities.

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

Deposits totaled $22.9 billion at the end of the current first quarter, reflecting a $666.7 million increase from the balance at December 31, 2011. CDs represented $7.5 billion of the March 31st total and accounted for $126.6 million of the three-month increase. In addition, NOW and money market accounts rose $118.4 million during this time to $8.9 billion, while savings accounts rose $100.2 million to $4.1 billion, and non-interest-bearing accounts rose $321.6 million to $2.5 billion. The latter increase was largely due to an increase in escrow and fiduciary accounts. The March 31st balance of NOW and money market accounts included $3.8 billion of brokered money market accounts, reflecting a $34.2 million increase from the balance of brokered money market accounts at December 31st. In addition, the March 31st balance of non-interest-bearing accounts included $51.1 million of brokered deposits, reflecting a $10.5 million reduction from the year-earlier amount.

Although we prefer to compete for deposits on the basis of service, convenience, and our extensive range of products, we have the ability to compete on the basis of pricing should the need arise. While this has not yet been the case, given our success in acquiring or assuming deposits in earnings-accretive transactions, we believe that the size and scope of our franchise would facilitate our efforts to mount a deposit campaign.

On March 29, 2012, the Community Bank signed an agreement to assume approximately $2.3 billion of FDIC-insured deposits from Aurora. Pending regulatory approval, the transaction is expected to close in the current second quarter. At that time, Aurora will pay us $24.0 million to assume its deposits, most of which consist of CDs. In addition to brokered CDs of approximately $1.5 billion, the deposits to be assumed include approximately $800.0 million of institutional and retail CDs.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting of preferred stock of subsidiaries and senior notes). At March 31, 2012, borrowed funds totaled $14.3 billion, reflecting a $315.7 million increase from the balance at year-end.

Wholesale Borrowings

The increase in borrowed funds was due to a rise in wholesale borrowings, which totaled $13.8 billion at the end of the current first quarter as compared to $13.4 billion at December 31st.

FHLB advances accounted for $9.6 billion of the March 31st total, reflecting a $315.7 million increase over the three-month period. Included in the March 31st balance were $659.3 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition. The remaining advances were from the FHLB-NY.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at the end of March were repurchase agreements of $4.1 billion, consistent with the balance at December 31st. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

A significant portion of our wholesale borrowings at the end of March consisted of callable advances and callable repurchase agreements. As of March 31, 2012, $11.4 billion of our wholesale borrowings were callable in 2012. Given the current interest rate environment, we do not expect these borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $427.0 million at March 31, 2012, comparable to the balance at December 31, 2011.

Other Borrowings

Other borrowings totaled $94.3 million at the end of the current first quarter, comparable to the balance at December 31st. Included in the balance at March 31st are $90.0 million of fixed rate senior notes that were issued in 2008 under the Temporary Liquidity Guarantee Program that will mature on June 22, 2012. Please see Note 6, “Borrowed Funds,” for a further discussion of our wholesale borrowings, junior subordinated debentures, and other borrowings.

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

In the first three months of 2012, we continued to pursue the core components of our business model in order to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales to fund our loan production, as well as our more limited investments in GSE securities; and (3) We continued to capitalize on the historically low level of the target federal funds rate to reduce our retail funding costs.

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

At March 31, 2012, our one-year gap was a negative 2.30%, as compared to a negative 0.92% at December 31, 2011. The change in our one-year gap was primarily due to an increase in short-term borrowings, as well as an increase in CDs due to mature within one year.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2012 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2012 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. Prepayment rates were assumed to range from 12% to 28% annually for mortgage-related securities, and from 18% to 19% for multi-family and CRE loans. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 46% for the first five years, 18% for years five through ten, and 36% for the years thereafter. NOW accounts were assumed to decay at 39% for the first five years, 22% for years five through ten, and 41% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at 93% for the first five years and 7% for years five through ten.

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

As of March 31, 2012, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of five. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of three.

Interest Rate Sensitivity Analysis

	At March 31, 2012
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 4,068,019	$6,495,245	$ 9,328,110	$6,396,397	$3,521,185	$ 592,671	$30,401,627
Mortgage-related securities (2)(3)	160,082	407,266	749,456	489,090	1,270,281	191,965	3,268,140
Other securities and money market investments (2)	1,535,055	383,615	250	275	67,022	134,342	2,120,559

Total interest-earning assets	5,763,156	7,286,126	10,077,816	6,885,762	4,858,488	918,978	35,790,326

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	4,045,169	481,225	953,044	1,731,096	924,855	740,196	8,875,585
Savings accounts	602,315	144,653	407,597	713,077	712,717	1,473,652	4,054,011
Certificates of deposit	3,355,730	2,414,170	1,295,844	422,903	11,175	--	7,499,822
Borrowed funds	2,921,064	76,287	861,319	3,488,499	6,715,836	213,119	14,276,124

Total interest-bearing liabilities	10,924,278	3,116,335	3,517,804	6,355,575	8,364,583	2,426,967	34,705,542

Interest rate sensitivity gap per period (4)	$ (5,161,122)	$4,169,791	$ 6,560,012	$530,187	$(3,506,095)	$(1,507,989)	$ 1,084,784

Cumulative interest rate sensitivity gap	$(5,161,122)	$(991,331)	$5,568,681	$6,098,868	$2,592,773	$1,084,784

Cumulative interest rate sensitivity gap as a percentage of total assets	(11.99)%	(2.30)%	12.94%	14.17%	6.02%	2.52%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	52.76%	92.94%	131.72%	125.50%	108.03%	103.13%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at March 31, 2012, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+200	(6.17)%
+100	(1.97)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

The net changes in NPV presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Banks.

As with the Interest Rate Sensitivity Analysis, certain shortcomings are inherent in the methodology used in the preceding interest rate risk measurements. Modeling changes in NPV requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Analysis presented above assumes that the composition of our interest rate-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the benefit of any strategic actions we may take to further reduce our exposure to interest rate risk. Accordingly, while the NPV Analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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

Based on the information and assumptions in effect at March 31, 2012, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(0.24)%
+100 over one year	(0.25)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.4 billion at March 31, 2012, as compared to $2.0 billion at December 31, 2011. In the first three months of 2012, our loan and securities portfolios continued to be significant sources of liquidity, with proceeds from the repayment and sale of loans totaling $4.2 billion, and the repayment and sale of securities generating cash flows of $645.3 million.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale sources of funds is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the FHLB-NY and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. As of March 31, 2012, our available borrowing capacity with the FHLB-NY was $3.4 billion. In addition, the Community Bank and the Commercial Bank had $569.0 million in available-for-sale securities, combined, at that date.

Our primary investing activity is loan production and, in the first three months of 2012, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash used in investing activities totaled $1.3 billion. Our financing activities provided net cash of $870.0 million and our operating activities provided net cash of $741.9 million.

CDs due to mature in one year or less from March 31, 2012 totaled $5.8 billion, representing 76.9% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Company is able to pay dividends either from surplus, or in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Company is not required to obtain prior Federal Reserve Bank approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks, where the dividend declared for a period is not supported by earnings for that period, or where the Company plans to declare a material increase in its dividend.

The Company’s ability to pay dividends may depend, in part, upon dividends it receives from the Banks. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the Federal Reserve Bank, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the first three months of 2012, the Banks paid dividends totaling $110.0 million to the Parent Company, leaving $275.6 million that they could dividend to the Parent Company without regulatory approval at March 31, 2012. In addition, sources of liquidity available to the Parent Company at that date included $231.9 million in cash and cash equivalents, together with $3.7 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved by the regulatory authorities.

Contractual Obligations and Off-Balance-Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

At March 31, 2012, commitments to originate loans totaled $2.6 billion, including $1.2 billion of loans held for investment and $1.4 billion of loans held for sale. We also had off-balance-sheet commitments to issue stand-by letters of credit of $177.4 million, and contractual obligations to purchase $282.0 million of GSE securities.

In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current first quarter were comparable to the amounts at the end of December, as discussed in our 2011 Annual Report on Form 10-K.

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At March 31, 2012, we held derivative financial instruments with a notional value of $6.3 billion. (Please see Note 11, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first three months of 2012, we maintained the strength of our capital position, as our levels of stockholders’ equity and tangible stockholders’ equity rose $14.2 million and $19.4 million, respectively, to $5.6 billion and $3.1 billion at March 31st. The three-month increases were tempered by the distribution of cash dividends totaling $109.6 million in the form of a $0.25 per share quarterly cash dividend. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

At March 31, 2012 and December 31, 2011, stockholders’ equity represented 12.97% and 13.24%, respectively, of total assets and respective book values per share of $12.71 and $12.73. Our calculations of book value per share were based on the number of shares outstanding at the end of March and December: 439,133,548 and 437,344,796 shares, respectively.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both March 31, 2012 and December 31, 2011, we recorded goodwill of $2.4 billion; CDI equaled $46.5 million and $51.7 million, respectively, at the corresponding dates.

At March 31, 2012, tangible stockholders’ equity represented 7.64% of tangible assets, as compared to 7.78% at December 31st. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.79% at the end of the current first quarter, as compared to 7.95% at year-end 2011. AOCL totaled $68.7 million at the end of the current first quarter, as compared to $71.9 million at December 31st. The three-month reduction was the result of a $1.6 million increase in the net unrealized gain on available-for-sale securities, net of tax; a $1.5 million reduction in pension and post-retirement obligations, net of tax; and a modest reduction in the net unrealized loss on the non-credit portion of OTTI losses, net of tax.

Consistent with our focus on capital strength and preservation, the level of stockholders’ equity at March 31, 2012, continued to exceed the minimum federal requirements for a bank holding company. The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at March 31, 2012 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements:

Regulatory Capital Analysis (the Company)

	At March 31, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,593,777	9.11%	$3,593,777	13.42%	$3,763,866	14.06%
Regulatory capital requirement	1,578,309	4.00	1,070,995	4.00	2,141,989	8.00

Excess	$2,015,468	5.11%	$2,522,782	9.42%	$1,621,877	6.06%

Regulatory Capital Analysis (New York Community Bank)
	At March 31, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,136,228	8.47%	$3,136,228	12.63%	$3,293,440	13.27%
Regulatory capital requirement	1,480,983	4.00	993,119	4.00	1,986,238	8.00

Excess	$1,655,245	4.47%	$2,143,109	8.63%	$1,307,202	5.27%

Regulatory Capital Analysis (New York Commercial Bank)
	At March 31, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$329,116	13.35%	$329,116	16.89%	$342,068	17.55%
Regulatory capital requirement	98,586	4.00	77,946	4.00	155,891	8.00

Excess	$230,530	9.35%	$251,170	12.89%	$186,177	9.55%

Earnings Summary for the Three Months Ended March 31, 2012

In the first quarter of 2012, we generated earnings of $118.3 million, up from $117.7 million in the trailing quarter and down from $123.2 million in the year-earlier three months. On a diluted per-share basis, we generated earnings of $0.27 in the three months ended March 31, 2012 and December 31, 2011; in the first quarter of 2011, we generated diluted earnings per share of $0.28.

Linked-Quarter Comparison

The modest increase in earnings in the current first quarter was primarily due to an increase in mortgage banking income. Reflecting the volume of residential mortgage loans produced by our mortgage banking operation, mortgage banking income totaled $35.2 million in the current first quarter, up $10.5 million from the trailing-quarter amount. Reflecting this increase, non-interest income rose $2.2 million linked-quarter, to $62.0 million, in the three months ended March 31, 2012.

In the fourth quarter of 2011, non-interest income included FDIC indemnification income of $10.0 million; no comparable income was recorded in the first quarter of this year. In addition, net securities gains added $718,000 to non-interest income in the current first quarter, down from $1.1 million in the trailing three-month period. On an after-tax basis, the net securities gains were equivalent to $443,000 and $678,000, respectively.

Another factor contributing to the modest linked-quarter increase in earnings was a $5.0 million reduction in the provision for losses on non-covered loans. Reflecting our assessment of the non-covered loan loss allowance, we recorded a $15.0 million provision for losses on non-covered loans in the first quarter of 2012.

The increase in earnings was tempered by an $11.8 million decrease in net interest income to $288.4 million in the first three months of 2012. Among the factors contributing to the decline in net interest income were (1) the replenishment of our loan portfolio at lower yields, as intermediate-term interest rates continued to decrease; (2) a far more limited degree of downward repricing on our interest-bearing liabilities; (3) a decline in refinancing activity in our multi-family lending niche; (4) a subsequent reduction in prepayment penalty income; and (5) an increase in the average balance of certain interest-bearing liabilities.

Earnings growth was also tempered on a linked-quarter basis by a $3.8 million increase in non-interest expense to $150.2 million, as operating expenses rose $4.1 million to $145.0 million. The latter increase was primarily due to a rise in compensation and benefits expense and, to a lesser extent, G&A expense.

Primarily reflecting a $4.3 million increase in pre-tax income to $185.2 million, income tax expense rose $3.7 million on a linked-quarter basis to $67.0 million in the first three months of 2012.

Year-Over-Year Comparison

Reflecting the same factors that contributed to the linked-quarter reduction, net interest income fell $14.8 million year-over-year. The impact of the decline in net interest income was largely offset by a $3.4 million increase in non-interest income and an $11.0 million reduction in the provision for losses on non-covered loans. While mortgage banking income rose $15.2 million year-over-year, the benefit was largely tempered by a $9.3 million reduction in net securities gains. Net securities gains totaled $10.0 million in the first quarter of 2011, and were equivalent to $6.0 million, or $0.01 per diluted share, after-tax.

In addition, non-interest expense rose $3.5 million year-over-year in the current first quarter, primarily reflecting a $4.2 million increase in G&A expense. Although the year-over-year increase was partly due to costs incurred in the acquisition and management of OREO in the current first quarter, it also was due to a change in the calculation of FDIC deposit insurance premiums that took effect on April 1, 2011.

Reflecting the $3.9 million decrease in pre-tax income and a 128-basis point increase in the effective tax rate, income tax expense rose $1.0 million year-over-year.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate—the rate at which banks borrow funds overnight from one another—as it deems necessary. The target federal funds rate has been maintained at a range of zero to 0.25% since the fourth quarter of 2008.

While the federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. The five- and ten-year CMTs averaged 0.90% and 2.04%, respectively, in the first three months of 2012, as compared to 0.95% and 2.05%, respectively, in the trailing quarter and to 2.12% and 3.46%, respectively, in the year-earlier three months.

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

In the three months ended March 31, 2012, we generated net interest income of $288.4 million, reflecting a linked-quarter decrease of $11.8 million and a year-over-year decrease of $14.8 million. The declines were primarily due to the downward repricing of our interest-earning assets, which outpaced the downward repricing of our deposits and borrowed funds. In addition, prepayment penalty income decreased both year-over-year and linked-quarter, as refinancing activity in the multi-family market declined.

Linked-Quarter Comparison

The linked-quarter decline in net interest income was the net effect of an $18.2 million decrease in interest income to $446.6 million and a $6.4 million decrease in interest expense to $158.2 million.

Although the decline in interest income was tempered by a $552.0 million rise in the average balance of interest-earning assets to $35.5 billion, the benefit of this increase was exceeded by the impact of a 28-basis point decline in the average yield to 5.03%.

In the first quarter of 2012, the interest income produced by loans fell $16.1 million to $398.2 million, as the benefit of a $737.1 million increase in the average balance to $30.6 billion was exceeded by the impact of a 34-basis point decline in the average yield to 5.21%. Prepayment penalty income contributed $17.5 million to the interest income generated by loans in the current first quarter, reflecting an $11.4 million reduction from the trailing-quarter amount.

During this time, the interest income produced by securities and money market investments fell $2.1 million to $48.5 million, as a $185.2 million reduction in the average balance to $4.9 billion combined with a two-basis point decline in the average yield to 3.93%.

The linked-quarter reduction in interest expense was the net effect of a $336.6 million rise in the average balance of interest-bearing liabilities to $33.6 billion and a seven-basis point decline in the average cost of funds to 1.89%. During the quarter, the interest expense produced by borrowed funds fell $4.9 million to $122.3 million, while the interest expense produced by interest-bearing deposits fell $1.4 million to $35.9 million. Although the average cost of such funds declined 19 basis points and two basis points, respectively, over the course of the quarter, the average balances of borrowed funds and interest-bearing deposits rose $295.2 million and $41.4 million, respectively, to $13.4 billion and $20.2 billion during this time.

While the average cost of NOW and money market accounts rose one basis point, to 0.40%, on a linked-quarter basis, the average cost of savings accounts held steady at 0.35%, and the average cost of CDs fell five basis points, to 1.29%. During this time, the average balance of NOW and money market accounts rose $32.9 million to $8.8 billion and the average balance of savings accounts rose $52.2 million to $4.0 billion, while the average balance of CDs fell $43.8 million to $7.4 billion. In addition, the average balance of non-interest-bearing deposits fell $41.4 million in the first quarter of 2012.

Year-Over-Year Comparison

The year-over-year decline in net interest income was the net effect of a $24.3 million decrease in interest income and a $9.4 million decrease in interest expense.

While the decline in interest income was tempered by a $1.9 billion increase in the average balance of interest-earning assets, the benefit was exceeded by the impact of a 57-basis point reduction in the average yield. The interest income produced by loans fell $17.8 million year-over-year, as the impact of a 63-basis point decline in the average yield on such assets exceeded the benefit of a $2.1 billion increase in the average balance. Prepayment penalty income added $19.6 million to the interest income on loans in the first quarter of 2011, $2.1 million more than the amount that was added in the first quarter of 2012. In addition, the interest income produced by securities and money market investments fell $6.5 million from the year-earlier level, as the average balance of such assets declined $242.0 million and the average yield declined 32 basis points.

The year-over-year reduction in interest expense was the net effect of a $593.2 million increase in the average balance of interest-bearing liabilities and a 17-basis point decline in the average cost of funds. The interest expense generated by borrowed funds fell $3.1 million as the average balance of such funds rose $371.6 million and the average cost fell 23 basis points. Similarly, the interest expense produced by interest-bearing deposits fell $6.3 million as a $221.6 million increase in the average balance combined with a 14-basis point decline in the average cost.

Although the average balance of CDs declined $221.4 million year-over-year, this decline was exceeded by a $370.4 million increase in average NOW and money market accounts and a $72.6 million increase in average savings accounts. In the first quarter of 2012, the average cost of CDs was 14 basis points lower than the cost recorded in the year-earlier quarter, while the average costs of NOW and money market accounts and savings accounts declined 14 basis points and eight points, respectively. In addition, the average balance of non-interest-bearing accounts rose $513.6 million year-over-year, primarily reflecting an increase in brokered accounts.

Net Interest Margin

Reflecting the same factors that contributed to the linked-quarter and year-over-year declines in net interest income, our net interest margin declined to 3.24% in the current first quarter from 3.45% and 3.58%, respectively, in the trailing and year-earlier three months. The linked-quarter and year-over-year declines were primarily due to the decrease in prepayment penalty income, which contributed 20 basis points to the current first quarter margin, as compared to 33 and 23 basis points, respectively, in the earlier periods.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	March 31, 2012			December 31, 2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,595,529	$398,184	5.21%	$29,858,411	$414,303	5.55%
Securities and money market investments(2)(3)	4,934,593	48,454	3.93	5,119,747	50,539	3.95

Total interest-earning assets	35,530,122	446,638	5.03	34,978,158	464,842	5.31
Non-interest-earning assets	6,244,891			6,704,971

Total assets	$41,775,013			$41,683,129

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 8,800,787	$ 8,733	0.40%	$ 8,767,862	$ 8,638	0.39%
Savings accounts	3,983,234	3,496	0.35	3,931,038	3,459	0.35
Certificates of deposit	7,420,769	23,720	1.29	7,464,519	25,301	1.34

Total interest-bearing deposits	20,204,790	35,949	0.72	20,163,419	37,398	0.74
Borrowed funds	13,419,550	122,275	3.66	13,124,314	127,186	3.85

Total interest-bearing liabilities	33,624,340	158,224	1.89	33,287,733	164,584	1.96
Non-interest-bearing deposits	2,324,849			2,567,934
Other liabilities	297,528			292,348

Total liabilities	36,246,717			36,148,015
Stockholders’ equity	5,528,296			5,535,114

Total liabilities and stockholders’ equity	$41,775,013			$41,683,129

Net interest income/interest rate spread		$288,414	3.14%		$300,258	3.35%

Net interest margin			3.24%			3.45%

Ratio of interest-earning assets to interest-bearing liabilities			1.06x			1.05x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended March 31,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,595,529	$398,184	5.21%	$28,491,025	$415,942	5.84%
Securities and money market investments(2)(3)	4,934,593	48,454	3.93	5,176,631	54,981	4.25

Total interest-earning assets	35,530,122	446,638	5.03	33,667,656	470,923	5.60
Non-interest-earning assets	6,244,891			7,045,388

Total assets	$41,775,013			$40,713,044

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 8,800,787	$ 8,733	0.40%	$ 8,430,376	$ 11,154	0.54%
Savings accounts	3,983,234	3,496	0.35	3,910,617	4,127	0.43
Certificates of deposit	7,420,769	23,720	1.29	7,642,160	26,974	1.43

Total interest-bearing deposits	20,204,790	35,949	0.72	19,983,153	42,255	0.86
Borrowed funds	13,419,550	122,275	3.66	13,047,968	125,416	3.89

Total interest-bearing liabilities	33,624,340	158,224	1.89	33,031,121	167,671	2.06
Non-interest-bearing deposits	2,324,849			1,811,249
Other liabilities	297,528			358,704

Total liabilities	36,246,717			35,201,074
Stockholders’ equity	5,528,296			5,511,970

Total liabilities and stockholders’ equity	$41,775,013			$40,713,044

Net interest income/interest rate spread		$288,414	3.14%		$303,252	3.54%

Net interest margin			3.24%			3.58%

Ratio of interest-earning assets to interest-bearing liabilities			1.06x			1.02x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

In the three months ended March 31, 2012, we recorded a $15.0 million provision for losses on non-covered loans, down $5.0 million and $11.0 million, respectively, from the provisions recorded in the trailing and year-earlier three months. Reflecting the current first quarter provision and net charge-offs of $15.5 million, the allowance for losses on non-covered loans totaled $136.8 million at the end of the quarter, representing 44.68% of non-performing non-covered loans and 0.51% of total non-covered loans. At December 31, and March 31, 2011, the allowance for losses on non-covered loans totaled $137.3 million and $146.3 million, representing 42.14% and 23.72%, respectively, of non-performing non-covered loans and 0.54% and 0.61%, respectively, of total non-covered loans.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowance for losses on non-covered loans, together with the discussion of asset quality that appears earlier in this report.

Non-Interest Income

We currently have four ongoing sources of non-interest income: mortgage banking income, fee income, income from bank-owned life insurance (“BOLI”), and other income, the latter consisting primarily of revenues from the sale of third-party investment products and revenues generated by a Community Bank subsidiary, Peter B. Cannell & Co., Inc. (“PBC”). Revenues from these ongoing sources totaled $61.3 million in the current first quarter and were up $12.7 million from both the trailing-quarter and year-earlier amounts.

Mortgage banking income accounted for the bulk of these increases and totaled $35.2 million in the first three months of this year. This amount was $10.5 million, or 42.4%, higher than the trailing-quarter level and $15.2 million, or 76.4%, higher than the year-earlier amount. Although servicing income declined $5.4 million linked-quarter and $9.0 million year-over-year, to a loss of $4.8 million, the impact on mortgage banking income was more than offset by an increase in income from originations. Largely reflecting the volume of one-to-four family loans produced for sale by our mortgage banking operation, income from originations totaled $40.0 million in the current first quarter, up $15.8 million, or 65.5%, from the trailing-quarter level and $24.3 million, or 154.0%, from the year-earlier amount.

Fee income, BOLI income, and other income together accounted for $26.1 million of non-interest income in the current first quarter, as compared to $23.9 million and $28.7 million, respectively, in the prior periods. Although revenues from PBC and the sale of third-party investment products rose on a linked-quarter basis and year-over-year in the current first quarter, the benefit was offset by a net loss on the sale of OREO. In addition, the Company recorded net securities gains of $718,000 in the current first quarter, in contrast to $1.1 million and $10.0 million, respectively, in the trailing and year-earlier three months.

While no comparable income was recorded in the current or year-earlier first quarters, we recorded indemnification income of $10.0 million in the three months ended December 31, 2011 to reflect an increase in expected reimbursements from the FDIC under our loss sharing agreements. The indemnification income we recorded partially offset a $12.7 million provision for losses on covered loans that was recorded in the same three-month period.

The following table summarizes the components of non-interest income for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011:

	For the Three Months Ended
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Fee income	$ 9,758	$ 9,288	$ 11,899
BOLI income	9,585	7,041	6,889
Net gain on sale of securities	718	1,139	9,992
FDIC indemnification income	--	10,009	--
Mortgage banking income	35,165	24,688	19,938
Other income:
Peter B. Cannell & Co., Inc.	3,759	3,432	3,630
Third-party investment product sales	3,871	3,763	3,171
Other	(860)	398	3,091

Total other income	6,770	7,593	9,892

Total non-interest income	$61,996	$59,758	$ 58,610

Non-Interest Expense

Non-interest expense consists of operating expenses (comprised of compensation and benefits, occupancy and equipment, and G&A expenses) and the amortization of CDI. In the three months ended March 31, 2012, non-interest expense totaled $150.2 million, up $3.8 million from the trailing-quarter level and $3.5 million from the year-earlier amount.

Operating expenses accounted for $145.0 million of non-interest expense in the current first quarter, reflecting a linked-quarter increase of $4.1 million and a year-over-year increase of $5.7 million. Included in the current first quarter amount were compensation and benefits expense of $73.6 million; occupancy and equipment expense of

$21.9 million; and G&A expense of $49.5 million. Although first quarter 2012 occupancy and equipment expense was comparable to the levels recorded in the trailing and year-earlier quarters, compensation and benefits expense and G&A expense rose $2.5 million and $1.2 million, respectively, on a linked-quarter basis and $1.5 million and $4.2 million, respectively, year-over-year.

The linked-quarter and year-over-year increases in compensation and benefits expense were attributable to normal salary increases, certain pension-related expenses, and the distribution of certain stock award grants. While the linked-quarter and year-over-year increases in G&A expense were both attributable to expenses incurred in the acquisition and management of OREO, the year-over-year increase also was due to the impact of a change in the calculation of FDIC deposit insurance premiums that took effect on April 1, 2011.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes and totaled $67.0 million in the current first quarter, reflecting a linked-quarter increase of $3.7 million and a year-over-year increase of $996,000. While pre-tax income rose $4.3 million to $185.2 million linked-quarter, the year-over-year comparison reflects a $3.9 million decline. In addition, the effective tax rate was 36.2% in the current first quarter, as compared to 35.0% and 34.9%, respectively, in the trailing and year-earlier three months. The increase in the effective tax rate is primarily attributable to a reduction in available business tax credits.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 87-91 of our 2011 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2012. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” earlier in this quarterly report.

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

NEW YORK COMMUNITY BANCORP, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item IA. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as such factors could materially affect the Company’s business, financial condition, or future results. There have been no material changes to the risk factors disclosed in the Company’s 2011 Annual Report on Form 10-K. The risks described in the 2011 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2012, the Company allocated $2.4 million toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: January 1, 2012 through January 31, 2012	183,392	$12.93	183,392	574,501
Month #2: February 1, 2012 through February 29, 2012	3,814	12.82	3,814	570,687
Month #3: March 1, 2012 through March 31, 2012	403	13.56	403	570,284
Total	187,609	$12.93	187,609

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 570,284 shares were still available for repurchase at March 31, 2012. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2012	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 10, 2012	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer