Form 10-Q
period 2012-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2012-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

439,118,145
Number of shares of common stock outstanding at August 2, 2012

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2012

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2012 (unaudited)	December 31, 2011
Assets:
Cash and cash equivalents	$3,160,673	$2,001,737
Securities:
Available-for-sale ($227,545 and $590,488 pledged, respectively)	411,503	724,662
Held to maturity ($3,268,071 and $3,610,172 pledged, respectively) (fair value of $4,032,094 and $3,966,185, respectively)	3,853,587	3,815,854

Total securities	4,265,090	4,540,516

Non-covered loans held for sale	1,059,340	1,036,918
Non-covered loans held for investment, net of deferred loan fees and costs	26,492,755	25,532,818
Less: Allowance for losses on non-covered loans	(137,914)	(137,290)

Non-covered loans held for investment, net	26,354,841	25,395,528
Covered loans	3,516,097	3,753,031
Less: Allowance for losses on covered loans	(51,771)	(33,323)

Covered loans, net	3,464,326	3,719,708

Total loans, net	30,878,507	30,152,154
Federal Home Loan Bank stock, at cost	424,269	490,228
Premises and equipment, net	250,675	250,859
FDIC loss share receivable	631,156	695,179
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	41,589	51,668
Mortgage servicing rights	136,562	117,012
Bank-owned life insurance	777,990	768,996
Other real estate owned (includes $50,732 and $71,400, respectively, covered by loss sharing agreements)	98,033	155,967
Other assets	386,672	363,855

Total assets	$43,487,347	$42,024,302

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$8,692,549	$8,757,198
Savings accounts	4,107,372	3,953,859
Certificates of deposit	9,852,702	7,373,263
Non-interest-bearing accounts	2,344,026	2,189,810

Total deposits	24,996,649	22,274,130
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	7,847,283	9,314,193
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	185,000	--

Total wholesale borrowings	12,157,283	13,439,193
Junior subordinated debentures	427,029	426,936
Other borrowings	4,300	94,284

Total borrowed funds	12,588,612	13,960,413
Other liabilities	290,567	224,055

Total liabilities	37,875,828	36,458,598

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 439,133,951 and 437,426,665 shares issued, and 439,124,100 and 437,344,796 shares outstanding, respectively)	4,391	4,374
Paid-in capital in excess of par	5,316,176	5,309,269
Retained earnings	355,215	324,967
Treasury stock, at cost (9,851 and 81,869 shares)	(134)	(996)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	5,979	1,321
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,578)	(13,627)
Net unrealized loss on pension and post-retirement obligations, net of tax	(56,530)	(59,604)

Total accumulated other comprehensive loss, net of tax	(64,129)	(71,910)

Total stockholders’ equity	5,611,519	5,565,704

Total liabilities and stockholders’ equity	$43,487,347	$42,024,302

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest Income:
Mortgage and other loans	$406,481	$408,292	$804,665	$824,234
Securities and money market investments	48,499	60,716	96,953	115,697

Total interest income	454,980	469,008	901,618	939,931

Interest Expense:
NOW and money market accounts	9,357	10,398	18,090	21,552
Savings accounts	3,565	4,206	7,061	8,333
Certificates of deposit	23,489	24,952	47,209	51,926
Borrowed funds	121,913	127,508	244,188	252,924

Total interest expense	158,324	167,064	316,548	334,735

Net interest income	296,656	301,944	585,070	605,196
Provision for losses on non-covered loans	15,000	15,000	30,000	41,000
Provision for losses on covered loans	18,448	8,708	18,448	8,708

Net interest income after provisions for loan losses	263,208	278,236	536,622	555,488

Non-Interest Income:
Total loss on OTTI of securities	--	(18,124)	--	(18,124)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	--	--	--	--

Net loss on OTTI recognized in earnings	--	(18,124)	--	(18,124)
Fee income	9,433	12,143	19,191	24,042
Bank-owned life insurance	6,802	7,564	16,387	14,453
Net gain on sales of securities	141	18,743	859	28,735
Mortgage banking income	58,323	11,774	93,488	31,712
Gain on business disposition	--	9,823	--	9,823
FDIC indemnification income	14,759	7,624	14,759	7,624
Other	8,747	9,341	15,517	19,233

Total non-interest income	98,205	58,888	160,201	117,498

Non-Interest Expense:
Operating expenses:
Compensation and benefits	73,591	73,218	147,208	145,286
Occupancy and equipment	23,249	21,770	45,133	43,710
General and administrative	53,669	52,912	103,186	98,221

Total operating expenses	150,509	147,900	295,527	287,217
Amortization of core deposit intangibles	4,920	7,144	10,079	14,529

Total non-interest expense	155,429	155,044	305,606	301,746

Income before income taxes	205,984	182,080	391,217	371,240
Income tax expense	74,772	62,621	141,752	128,605

Net Income	$131,212	$119,459	$249,465	$242,635

Other comprehensive income (loss), net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $2,096; $5,065; $3,473; and $7,643, respectively	3,094	(7,439)	5,185	(11,276)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $16; $4,811; $31; and $4,825, respectively	26	7,187	49	7,207
Change in pension and post-retirement obligations, net of tax of $1,044; $505; $2,086; and $1,006, respectively	1,537	740	3,074	1,484
Less: Reclassification adjustment for sales of available for sale securities and loss on OTTI of securities, net of tax of $57; $250; $332; and $1,428, respectively	(84)	(369)	(527)	(2,122)

Total other comprehensive income (loss), net of tax	4,573	119	7,781	(4,707)

Total comprehensive income, net of tax	$135,785	$119,578	$257,246	$237,928

Basic earnings per share	$0.30	$0.27	$0.56	$0.55

Diluted earnings per share	$0.30	$0.27	$0.56	$0.55

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2012
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,374
Shares issued for restricted stock awards (1,707,286 shares)	17

Balance at end of period	4,391

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,309,269
Shares issued for restricted stock awards, net of forfeitures	(3,395)
Compensation expense related to restricted stock awards	10,337
Tax effect of stock plans	(35)

Balance at end of period	5,316,176

Retained Earnings:
Balance at beginning of year	324,967
Net income	249,465
Dividends paid on common stock ($0.50 per share)	(219,217)

Balance at end of period	355,215

Treasury Stock:
Balance at beginning of year	(996)
Purchase of common stock (197,057 shares)	(2,554)
Shares issued for restricted stock awards (269,075 shares)	3,416

Balance at end of period	(134)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(71,910)
Other comprehensive income, net of tax	7,781

Balance at end of period	(64,129)

Total stockholders’ equity	$5,611,519

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$249,465	$242,635
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	48,448	49,708
Depreciation and amortization	12,139	11,876
Accretion of premiums and discounts, net	(742)	(850)
Amortization of core deposit intangibles	10,079	14,529
Net gain on sale of securities	(859)	(28,735)
Net gain on sale of loans	(92,976)	(25,213)
Gain on business disposition	--	(9,823)
Stock plan-related compensation	10,375	7,919
Loss on OTTI of securities recognized in earnings	--	18,124
Changes in assets and liabilities:
Decrease in deferred tax asset, net	13,512	38,358
Decrease (increase) in other assets	51,779	(11,574)
Increase (decrease) in other liabilities	71,671	(83,978)
Origination of loans held for sale	(5,094,278)	(2,640,272)
Proceeds from sale of loans originated for sale	5,117,092	3,379,810

Net cash provided by operating activities	395,705	962,514

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,378,707	963,317
Proceeds from repayment of securities available for sale	370,667	81,642
Proceeds from sale of securities held to maturity	--	284,406
Proceeds from sale of securities available for sale	330,859	544,149
Purchase of securities held to maturity	(1,415,389)	(2,609,676)
Purchase of securities available for sale	(379,890)	(142,178)
Net redemption of Federal Home Loan Bank stock	65,959	21,277
Net increase in loans	(704,639)	(653,405)
Purchase of premises and equipment, net	(11,955)	(24,027)
Net cash acquired in business transactions	--	100,027

Net cash used in investing activities	(365,681)	(1,434,468)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	2,722,519	(11,340)
Net decrease in short-term borrowed funds	(1,277,000)	(500,000)
Net decrease in long-term borrowed funds	(94,801)	(18,832)
Tax effect of stock plans	(35)	2,252
Cash dividends paid on common stock	(219,217)	(218,397)
Treasury stock purchases	(2,554)	(2,677)
Net cash received from stock option exercises	--	3,519

Net cash provided by (used in) financing activities	1,128,912	(745,475)

Net increase (decrease) in cash and cash equivalents	1,158,936	(1,217,429)
Cash and cash equivalents at beginning of period	2,001,737	1,927,542

Cash and cash equivalents at end of period	$3,160,673	$710,113

Supplemental information:
Cash paid for interest	$311,632	$346,984
Cash paid for income taxes	171,965	89,958
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	59,208	111,612

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

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of eight business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey. The Company expanded beyond this region to south Florida, northeast Ohio, and central Arizona through its FDIC-assisted acquisition of certain assets and assumption of certain liabilities of AmTrust Bank (“AmTrust”) in December 2009, and extended its Arizona franchise through its FDIC-assisted acquisition of certain assets and assumption of certain liabilities of Desert Hills Bank (“Desert Hills”) in March 2010. On June 28, 2012, the Company completed its 11th transaction when it assumed the deposits of Aurora Bank FSB.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2012	2011	2012	2011
Net income	$131,212	$119,459	$249,465	$242,635
Less: Dividends paid on and earnings allocated to participating securities	(1,246)	(921)	(2,339)	(1,815)

Earnings applicable to common stock	$129,966	$118,538	$247,126	$240,820

Weighted average common shares outstanding	437,820,639	436,179,448	437,644,249	435,872,952

Basic earnings per common share	$0.30	$0.27	$0.56	$0.55

Earnings applicable to common stock	$129,966	$118,538	$247,126	$240,820

Weighted average common shares outstanding	437,820,639	436,179,448	437,644,249	435,872,952
Potential dilutive common shares(1)	4,063	437,504	4,698	646,914

Total shares for diluted earnings per share computation	437,824,702	436,616,952	437,648,947	436,519,866

Diluted earnings per common share and common share equivalents	$0.30	$0.27	$0.56	$0.55

(1)	Options to purchase 4,981,879 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2012, at a weighted average exercise price of $15.40, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 744,838 and 736,938 shares, respectively, of the Company’s common stock that were outstanding in the three and six months ended June 30, 2011, at respective weighted average exercise prices of $21.37 and $21.42, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Securities

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2012:

	June 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$91,166	$6,355	$8	$97,513
GSE CMOs (2)	62,305	4,538	--	66,843
Private label CMOs	21,728	--	626	21,102

Total mortgage-related securities	$175,199	$10,893	$634	$185,458

Other Securities:
GSE debentures	$97,388	$399	$--	$97,787
State, county, and municipal	1,192	108	--	1,300
Capital trust notes	35,437	900	4,037	32,300
Preferred stock	49,890	2,888	--	52,778
Common stock	42,983	1,178	2,281	41,880

Total other securities	$226,890	$5,473	$6,318	$226,045

Total securities available for sale (3)	$402,089	$16,366	$6,952	$411,503

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	The non-credit portion of OTTI recorded in accumulated other comprehensive loss (“AOCL”) was $570,000 (before taxes).

As of June 30, 2012, the fair value of marketable equity securities included common stock of $41.9 million, corporate preferred stock of $52.5 million, and Freddie Mac preferred stock of $280,000. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The Freddie Mac preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$97,642	$5,013	$10	$102,645
GSE CMOs	62,373	2,903	--	65,276
Private label CMOs	25,306	--	1,265	24,041

Total mortgage-related securities	$185,321	$7,916	$1,275	$191,962

Other Securities:
GSE debentures	$456,969	$1,797	$--	$458,766
State, county, and municipal	1,188	97	--	1,285
Capital trust notes	36,754	141	4,692	32,203
Preferred stock	--	195	--	195
Common stock	42,863	1,604	4,216	40,251

Total other securities	$537,774	$3,834	$8,908	$532,700

Total securities available for sale (1)	$723,095	$11,750	$10,183	$724,662

(1)	The non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2012 and December 31, 2011:

	June 30, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$912,030	$912,030	$63,322	$62	$975,290
GSE CMOs	2,251,818	2,251,818	96,927	--	2,348,745
Other mortgage-related securities	3,303	3,303	--	--	3,303

Total mortgage-related securities	$3,167,151	$3,167,151	$160,249	$62	$3,327,338

Other Securities:
GSE debentures	$436,312	$436,312	$12,866	$--	$449,178
Corporate bonds	101,304	101,304	9,001	160	110,145
Municipal bonds	17,432	17,432	3	226	17,209
Capital trust notes	153,044	131,388	15,733	18,897	128,224

Total other securities	$708,092	$686,436	$37,603	$19,283	$704,756

Total securities held to maturity (1)	$3,875,243	$3,853,587	$197,852	$19,345	$4,032,094

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. The non-credit portion of OTTI recorded in AOCL was $21.7 million (before taxes).

	December 31, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$660,945	$660,945	$47,064	$--	$708,009
GSE CMOs	2,331,916	2,331,916	93,216	--	2,425,132
Other mortgage-related securities	3,379	3,379	--	--	3,379

Total mortgage-related securities	$2,996,240	$2,996,240	$140,280	$--	$3,136,520

Other Securities:
GSE debentures	$633,258	$633,258	$14,878	$146	$647,990
Corporate bonds	54,759	54,759	2,826	12	57,573
Capital trust notes	153,334	131,597	12,362	19,857	124,102

Total other securities	$841,351	$819,614	$30,066	$20,015	$829,665

Total securities held to maturity (1)	$3,837,591	$3,815,854	$170,346	$20,015	$3,966,185

(1)	The non-credit portion of OTTI recorded in AOCL was $21.7 million (before taxes).

The Company had $424.3 million and $490.2 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at June 30, 2012 and December 31, 2011, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,
(in thousands)	2012	2011

Gross proceeds	$330,859	$544,149
Gross realized gains	859	20,243
Gross realized losses	--	11

In addition, during the six months ended June 30, 2011, the Company sold held-to-maturity securities with gross proceeds of $284.4 million and gross realized gains of $8.5 million. These sales occurred because the Company had either collected a substantial portion (at least 85%) of the initial principal balance or because there was evidence of significant deterioration in the issuers’ creditworthiness.

The $160.5 million market value of the capital trust note portfolio at June 30, 2012 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of June 30, 2012:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$ 553	$579
Fair value	15,745	228	666
Unrealized gain (loss)	781	(325)	87
Lowest credit rating assigned to security	CCC	C	C
Number of banks/insurance companies currently performing	24	58	24
Actual deferrals and defaults as a percentage of original collateral	8%	18%	36%
Expected deferrals and defaults as a percentage of remaining performing collateral	22	25	19
Expected recoveries as a percentage of remaining performing collateral	--	--	2
Excess subordination as a percentage of remaining performing collateral	17	--	--

As of June 30, 2012, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 17%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

As the following table indicates, there was no activity from December 31, 2011 through June 30, 2012 in the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2012. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Six Months Ended June 30, 2012
Beginning credit loss amount as of December 31, 2011	$219,978
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of June 30, 2012	$219,978

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at June 30, 2012 by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at June 30, 2012
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$23,994	5.80%	$24,670
Due from one to five years	--	--	--	--	--	--	--	--	--
Due from five to ten years	1,324,066	3.38	432,524	3.20	1,859	2.92	46,509	4.04	1,912,802
Due after ten years	1,843,085	3.76	3,788	2.76	15,573	3.90	162,189	7.21	2,094,622

Total debt securities held to maturity	$3,167,151	3.60%	$436,312	3.20%	$17,432	3.79%	$232,692	6.43%	$4,032,094

Available-for-Sale Securities: (3)
Due within one year	$--	--%	$--	--%	$125	5.63%	$--	--%	$127
Due from one to five years	8,363	7.22	--	--	510	6.21	--	--	9,353
Due from five to ten years	72,944	3.55	97,388	3.56	557	6.56	--	--	177,524
Due after ten years	93,892	3.90	--	--	--	--	35,437	4.62	129,841

Total debt securities available for sale	$175,199	3.91%	$97,388	3.56%	$1,192	6.31%	$35,437	4.62%	$316,845

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $579,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At June 30, 2012, the Company had commitments to purchase $707.4 million of securities, all of which were GSE securities.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2012:

At June 30, 2012	Less than Twelve Months		Twelve Months or Longer			Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity
Debt Securities:
GSE certificates	$ 62,557	$62	$ --	$ --		$ 62,557	$ 62
Corporate bonds	46,349	160	--	--		46,349	160
Municipal bonds	15,347	226	--	--		15,347	226
Capital trust notes	--	--	69,238	18,897		69,238	18,897

Total temporarily impaired held-to-maturity debt securities	$124,253	$448	$69,238	$18,897		$193,491	$19,345

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$ 354	$8	$ --	$ --		$ 354	$ 8
Private label CMOs	21,102	626	--	--		21,102	626
Capital trust notes	--	--	10,658	4,037		10,658	4,037

Total temporarily impaired available-for-sale debt securities	$21,456	$634	$10,658	$ 4,037		$ 32,114	$ 4,671
Equity securities	--	--	28,721	2,281	(1)	28,721	2,281

Total temporarily impaired available-for-sale securities	$21,456	$634	$39,379	$ 6,318		$ 60,835	$ 6,952

(1)	The twelve months or longer unrealized losses on equity securities of $2.3 million at June 30, 2012 relate to available-for-sale equity securities that primarily consisted of a large cap equity fund at that date. The principal balance of this large cap equity fund was $29.0 million and the twelve months or longer unrealized loss was $1.6 million.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2011:

At December 31, 2011	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$62,601	$146	$ --	$ --	$ 62,601	$ 146
GSE certificates	--	--	--	--	--	--
GSE CMOs	--	--	--	--	--	--
Corporate bonds	4,987	12	--	--	4,987	12
Capital trust notes	971	43	68,570	19,814	69,541	19,857

Total temporarily impaired held-to-maturity debt securities	$68,559	$201	$68,570	$19,814	$137,129	$20,015

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$181	$9	$ 13	$ 1	$ 194	$ 10
Private label CMOs	24,041	1,265	--	--	24,041	1,265
Corporate bonds	--	--	--	--	--	--
State, county, and municipal	--	--	--	--	--	--
Capital trust notes	15,154	363	9,810	4,329	24,964	4,692

Total temporarily impaired available-for-sale debt securities	$39,376	$1,637	$9,823	$ 4,330	$ 49,199	$ 5,967
Equity securities	784	40	26,651	4,176	27,435	4,216

Total temporarily impaired available-for-sale securities	$40,160	$1,677	$36,474	$ 8,506	$ 76,634	$10,183

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2012, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than-temporarily impaired as of June 30, 2012.

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

The Company reviews quarterly financial information related to its investments in capital trust notes as well as other information that is released by each financial institution to determine the continued creditworthiness of the issuer of the securities. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at June 30, 2012. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in the fair values of the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

At June 30, 2012, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a period of time reasonably sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2012. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2012 consisted of 11 capital trust notes and six equity securities. At December 31, 2011, the investment securities designated as having a continuous loss position for twelve months or more consisted of one mortgage-related security, eleven capital trust notes, and six equity securities. At June 30, 2012 and December 31, 2011, the combined market value of the respective securities represented unrealized losses of $25.2 million and $28.3 million. At June 30, 2012, the fair value of securities having a continuous loss position for twelve months or more was 18.9% below the collective amortized cost of $133.3 million. At December 31, 2011, the fair value of such securities was 21.2% below the collective amortized cost of $133.4 million.

Note 4. Loans

The following table sets forth the composition of the loan portfolio at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$18,181,045	68.65%	$17,430,628	68.28%
Commercial real estate	7,157,726	27.03	6,855,244	26.85
Acquisition, development, and construction	390,590	1.47	445,671	1.75
One-to-four family	120,186	0.45	127,361	0.50

Total mortgage loans held for investment	$25,849,547	97.60	$24,858,904	97.38

Other Loans:
Commercial and industrial	579,960	2.19	599,986	2.35
Other	55,673	0.21	69,907	0.27

Total other loans held for investment	635,633	2.40	669,893	2.62

Total non-covered loans held for investment	$26,485,180	100.00%	$25,528,797	100.00%

Net deferred loan origination costs	7,575		4,021
Allowance for losses on non-covered loans	(137,914)		(137,290)

Non-covered loans held for investment, net	$26,354,841		$25,395,528
Covered loans	3,516,097		3,753,031
Allowance for losses on covered loans	(51,771)		(33,323)

Total covered loans, net	$3,464,326		$3,719,708
Loans held for sale	1,059,340		1,036,918

Total loans, net	$30,878,507		$30,152,154

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

One-to-Four Family Loans Originated for Sale

The Community Bank’s mortgage banking operation is one of the largest aggregators of one-to-four family loans for sale to GSEs in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use the subsidiary’s proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans in all 50 states. The Company sells these loans, primarily servicing retained.

Prior to December 2010, the Company would originate one-to-four family loans for in its branches and on its website on a pass-through, or conduit, basis, and would sell the loans to the third-party conduit shortly after they closed. Since then, the Company had been originating one-to-four family loans through its mortgage banking operation, directly and indirectly, rather than through the single third-party conduit with which it previously worked. The one-to-four family loans produced for the Company’s customers are aggregated with loans produced by its mortgage banking clients throughout the nation, and then sold.

The Company also services mortgage loans for various third parties. At June 30, 2012, the unpaid principal balance of serviced loans amounted to $15.6 billion. At December 31, 2011, the unpaid principal balance of loans serviced for others amounted to $13.1 billion.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans at June 30, 2012:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$27,554	$156,711	$--	$184,265	$17,996,780	$18,181,045
Commercial real estate	6,319	54,888	--	61,207	7,096,519	7,157,726
Acquisition, development, and construction	--	24,996	--	24,996	365,594	390,590
One-to-four family	2,747	8,977	--	11,724	108,462	120,186
Commercial and industrial	1,631	5,375	--	7,006	572,954	579,960
Other	321	1,059	--	1,380	54,293	55,673

Total	$38,572	$252,006	$--	$290,578	$26,194,602	$26,485,180

The following table presents information regarding the quality of the Company’s non-covered loans at December 31, 2011:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$ 46,702	$205,064	$--	$251,766	$17,178,862	$17,430,628
Commercial real estate	53,798	68,032	--	121,830	6,733,414	6,855,244
Acquisition, development, and construction	6,520	29,886	--	36,406	409,265	445,671
One-to-four family	2,712	11,907	--	14,619	112,742	127,361
Commercial and industrial	1,223	8,827	--	10,050	589,936	599,986
Other	702	2,099	--	2,801	67,106	69,907

Total	$111,657	$325,815	$--	$437,472	$25,091,325	$25,528,797

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at June 30, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$17,968,840	$7,070,472	$357,656	$113,500	$25,510,468	$561,498	$54,614	$616,112
Special mention	12,119	10,775	6,398	--	29,292	6,112	--	6,112
Substandard	200,086	76,479	26,536	6,686	309,787	12,350	1,059	13,409
Doubtful	--	--	--	--	--	--	--	--

Total	$18,181,045	$7,157,726	$390,590	$120,186	$25,849,547	$579,960	$55,673	$635,633

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at December 31, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$17,135,461	$6,704,824	$399,811	$118,293	$24,358,389	$570,442	$67,808	$638,250
Special mention	58,134	64,802	6,489	--	129,425	13,234	--	13,234
Substandard	237,033	85,618	39,371	9,068	371,090	15,928	2,099	18,027
Doubtful	--	--	--	--	--	382	--	382

Total	$17,430,628	$6,855,244	$445,671	$127,361	$24,858,904	$599,986	$69,907	$669,893

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

Troubled Debt Restructurings

In accordance with GAAP, the Company is required to account for certain loan modifications or restructurings as Troubled Debt Restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified as TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

The following table presents information regarding the Company’s TDRs as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$75,141	$136,034	$211,175	$60,454	$166,248	$226,702
Commercial real estate	37,489	39,266	76,755	3,389	39,054	42,443
Acquisition, development, and construction	--	12,208	12,208	--	15,886	15,886
Commercial and industrial	--	--	--	--	667	667
One-to-four family	--	1,126	1,126	--	1,411	1,411

Total	$112,630	$188,634	$301,264	$63,843	$223,266	$287,109

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2012, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $269.5 million and loans on which forbearance agreements were reached amounted to $31.8 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of TDRs granted in the three and six months ended June 30, 2012 were as follows:

	Financial Effect of Modifications
	For the Three Months Ended June 30, 2012				For the Six Months Ended June 30, 2012
	Weighted Average Interest Rate			Charge-off Amount	Weighted Average Interest Rate			Charge-off Amount
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification		Number of Loans	Pre- Modification	Post- Modification
Loan Category:
Multi-family	4	6.19%	5.34%	$--	4	6.19%	5.34%	$--
Commercial real estate	2	6.27	4.48	--	3	6.30	4.50	--
Acquisition, development, and construction	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--

Total/average	6	6.25%	4.70%	$--	7	6.28%	4.71%	$--

As of June 30, 2012, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of June 30, 2012:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,169,838	90.2%
All other loans	346,259	9.8

Total covered loans	$3,516,097	100.0%

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

At June 30, 2012 and December 31, 2011, the outstanding balances of covered loans (representing amounts owed to the Company) were $4.2 billion and $4.5 billion, respectively. The carrying values of such loans were $3.5 billion and $3.8 billion, respectively, at June 30, 2012 and December 31, 2011.

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

Changes in the accretable yield for covered loans were as follows for the six months ended June 30, 2012:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,365,978
Reclassification to non-accretable difference	(115,975)
Accretion	(90,858)

Balance at end of period	$1,159,145

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Covered Loans 90 Days or More Past Due:
One-to-four family	$311,258	$314,821
Other loans	20,686	32,621

Total covered loans 90 days or more past due	$331,944	$347,442

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Covered Loans 30-89 Days Past Due:
One-to-four family	$78,268	$103,495
Other loans	9,114	8,494

Total covered loans 30-89 days past due	$87,382	$111,989

At June 30, 2012, the Company had $87.4 million of covered loans that were 30 to 89 days past due, and covered loans of $331.9 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.1 billion at June 30, 2012 and was considered current as of that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion that is expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and its judgment is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded an $18.4 million provision for losses on covered loans during the three and six months ended June 30, 2012. This provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans. The provision for covered loans was largely offset by FDIC indemnification income of $14.8 million that was recorded in non-interest income for the three and six months ended June 30, 2012.

Note 5. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at June 30, 2012:
Individually evaluated for impairment	$3,540	$--	$3,540
Collectively evaluated for impairment	120,754	13,620	134,374
Acquired loans with deteriorated credit quality	30,804	20,967	51,771

Total	$155,098	$34,587	$189,685

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2011:
Individually evaluated for impairment	$490	$--	$490
Collectively evaluated for impairment	121,505	15,295	136,800
Acquired loans with deteriorated credit quality	14,227	19,096	33,323

Total	$136,222	$34,391	$170,613

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2012:
Individually evaluated for impairment	$325,467	$6,305	$331,772
Collectively evaluated for impairment	25,524,080	629,328	26,153,408
Acquired loans with deteriorated credit quality	3,169,838	346,259	3,516,097

Total	$29,019,385	$981,892	$30,001,277

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2011:
Individually evaluated for impairment	$324,427	$5,995	$330,422
Collectively evaluated for impairment	24,534,477	663,898	25,198,375
Acquired loans with deteriorated credit quality	3,366,456	386,575	3,753,031

Total	$28,225,360	$1,056,468	$29,281,828

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the six months ended June 30, 2012 and 2011:

	June 30,
	2012			2011
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$121,995	$15,295	$137,290	$140,834	$18,108	$158,942
Charge-offs	(28,982)	(2,813)	(31,795)	(60,051)	(8,211)	(68,262)
Recoveries	442	1,977	2,419	772	2,019	2,791
Provision for (recovery of ) loan losses	30,839	(839)	30,000	38,745	2,255	41,000

Balance, end of period	$124,294	$13,620	$137,914	$120,300	$14,171	$134,471

Non-accrual loans amounted to $252.0 million and $325.8 million, respectively, at June 30, 2012 and December 31, 2011. There were no loans over 90 days past due and still accruing interest at either of these dates.

The following table presents additional information regarding the Company’s impaired loans at or for the six months ended June 30, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$173,937	$190,177	$--	$194,266	$2,641
Commercial real estate	78,661	80,086	--	59,382	518
Acquisition, development, and construction	21,610	25,704	--	25,884	366
One-to-four family	1,127	1,147	--	1,221	--
Commercial and industrial	6,305	10,980	--	5,915	57

Total impaired loans with no related allowance	$281,640	$308,094	$--	$286,668	$3,582

Impaired loans with an allowance recorded:
Multi-family	$44,543	$46,014	$2,907	$19,704	$--
Commercial real estate	4,373	5,257	605	5,220	--
Acquisition, development, and construction	1,216	1,494	28	2,098	--
One-to-four family	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$50,132	$52,765	$3,540	$27,022	$--

Total impaired loans:
Multi-family	$218,480	$236,191	$2,907	$213,970	$2,641
Commercial real estate	83,034	85,343	605	64,602	518
Acquisition, development, and construction	22,826	27,198	28	27,982	366
One-to-four family	1,127	1,147	--	1,221	--
Commercial and industrial	6,305	10,980	--	5,915	57

Total impaired loans	$331,772	$360,859	$3,540	$313,690	$3,582

The following table presents additional information regarding the Company’s impaired loans at or for the year ended December 31, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$235,100	$244,684	$--	$321,994	$3,435
Commercial real estate	49,258	52,152	--	63,032	1,397
Acquisition, development, and construction	26,680	27,143	--	42,600	1,141
One-to-four family	1,127	1,520	--	2,649	10
Commercial and industrial	5,995	10,240	--	6,442	60

Total impaired loans with no related allowance	$318,160	$335,739	$--	$436,717	$6,043

Impaired loans with an allowance recorded:
Multi-family	$6,329	$6,899	$408	$10,893	$187
Commercial real estate	5,648	5,857	53	10,297	--
Acquisition, development, and construction	--	--	--	14,495	--
One-to-four family	285	373	29	71	--
Commercial and industrial	--	--	--	1,837	--

Total impaired loans with an allowance recorded	$12,262	$13,129	$490	$37,593	$187

Total impaired loans:
Multi-family	$241,429	$251,583	$408	$332,887	$3,622
Commercial real estate	54,906	58,009	53	73,329	1,397
Acquisition, development, and construction	26,680	27,143	--	57,095	1,141
One-to-four family	1,412	1,893	29	2,720	10
Commercial and industrial	5,995	10,240	--	8,279	60

Total impaired loans	$330,422	$348,868	$490	$474,310	$6,230

The interest income recorded on these loans was not materially different from cash-basis interest income.

Covered Loans

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for loan losses on covered loans to the extent that the expected cash flows from a loan pool have decreased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses, as compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses is established. A related credit to non-interest income and an increase in the FDIC loss share receivable is recognized at the same time, and measured based on the loss sharing agreement percentages.

The following table summarizes activity in the allowance for losses on covered loans for the six months ended June 30, 2012 and 2011:

(in thousands)	June 30, 2012	June 30, 2011
Balance, beginning of period	$33,323	$11,903
Provision for loan losses	18,448	8,708

Balance, end of period	$51,771	$20,611

Note 6. Borrowed Funds

The following table summarizes the Company’s borrowed funds at June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
FHLB advances	$7,847,283	$9,314,193
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	185,000	--
Junior subordinated debentures	427,029	426,936
Senior notes	--	89,984
Preferred stock of subsidiaries	4,300	4,300

Total borrowed funds	$12,588,612	$13,960,413

At June 30, 2012, the Company had $427.0 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

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

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of June 30, 2012:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$23,333	$22,550	May 26, 1999	June 30, 2029	June 30, 2009 (1)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010 (2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010 (1)
New York Community Capital Trust V	6.000	143,893	137,542	November 4, 2002	November 1, 2051	November 4, 2007 (2)
New York Community Capital Trust X	2.074	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(3)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010 (1)
PennFed Capital Trust II	10.180	12,372	12,000	March 28, 2001	June 8, 2031	June 8, 2011(1)
PennFed Capital Trust III	3.718	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (3)
New York Community Capital Trust XI	2.111	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (3)

		$427,029	$412,092

(1)	Callable at a premium from this date forward.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable from this date forward.

Other borrowings totaled $4.3 million at June 30, 2012, as compared to $94.3 million at December 31, 2011. The reduction reflects the maturity, on June 22nd, of $90.0 million of fixed rate senior notes that had been issued in 2008 under the FDIC’s Temporary Liquidity Guarantee Program.

Note 7. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $136.6 million and $117.0 million, respectively, at June 30, 2012 and December 31, 2011. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized.

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

The value of MSRs at any given time is significantly affected by mortgage interest rates then currently available in the marketplace, which influence mortgage loan prepayment speeds. During periods of declining interest rates, the value of MSRs generally declines due to increasing prepayments attributable to increased mortgage refinancing activity. Conversely, during periods of rising interest rates, the value of MSRs generally increases as mortgage refinancing activity declines.

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

The following table sets forth the changes in residential and securitized MSRs for the periods indicated below:

	For the Three Months Ended June 30, 2012		For the Three Months Ended June 30, 2011
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$139,792	$483	$132,648	$1,030
Additions	22,946	--	11,595	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	(11,790)	--	--	--
Due to other changes(1)	(14,772)	--	(17,472)	--
Amortization	--	(97)	--	(144)

Carrying value, end of period	$136,176	$386	$126,771	$886

(1)	Includes net servicing cash flows and the passage of time.

	For the Six Months Ended June 30, 2012		For the Six Months Ended June 30, 2011
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$116,416	$596	$106,186	$1,192
Additions	57,799	--	37,319	--
Increase (decrease) in fair value:			--	--
Due to changes in valuation assumptions	(7,534)	--	--	--
Due to other changes(1)	(30,505)	--	(16,734)	--
Amortization	--	(210)	--	(306)

Carrying value, end of period	$136,176	$386	$126,771	$886

(1)	Includes net servicing cash flows and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	June 30, 2012	December 31, 2011
Weighted Average Expected Life	68 months	69 months
Constant Prepayment Speed	14.3%	14.2%
Discount Rate	10.0	10.0
Primary Mortgage Rate to Refinance	3.8	4.1
Cost to Service (per loan per year):
Current	$ 53	$ 53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As of June 30, 2012, there were no changes in assumed future servicing costs.

Note 8. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2012		2011
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic expense (credit):
Interest cost	$ 1,471	$160	$ 1,491	$ 180
Service cost	--	2	--	1
Expected return on plan assets	(3,314)	--	(3,133)	--
Unrecognized past service liability	--	(62)	--	(62)
Amortization of unrecognized loss	2,434	126	1,190	103

Net periodic expense (credit)	$ 591	$226	$ (452)	$ 222

	For the Six Months Ended June 30,
	2012		2011
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic expense (credit):
Interest cost	$ 2,943	$ 320	$ 2,982	$ 360
Service cost	--	3	--	3
Expected return on plan assets	(6,628)	--	(6,265)	--
Unrecognized past service liability	--	(124)	--	(125)
Amortization of unrecognized loss	4,868	253	2,379	205

Net periodic expense (credit)	$ 1,183	$ 452	$ (904)	$ 443

   As discussed in the notes to the consolidated financial statements presented in the Company’s 2011 Annual Report on Form 10-K, the Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2012. The Company does not expect to contribute to its pension plan during 2012.

Note 9. Stock-Based Compensation

At June 30, 2012, the Company had a total of 19,030,673 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011.

Under the 2006 Stock Incentive Plan, the Company granted 2,040,425 shares of restricted stock in the six months ended June 30, 2012, with an average fair value of $12.78 per share on the date of grant and a vesting period of five years. In addition, as of June 30, 2012, no options or shares have been granted under the 2012 Stock Incentive Plan. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $5.3 million and $4.3 million, respectively, in the three months ended June 30, 2012 and 2011, and $10.3 million and $7.9 million, respectively, in the six months ended at those dates.

A summary of activity with regard to restricted stock awards in the six months ended June 30, 2012 is presented in the following table:

	For the Six Months Ended June 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,429,440	$16.11
Granted	2,040,425	12.78
Vested	(690,720)	16.61
Cancelled	(72,100)	14.10

Unvested at end of period	4,707,045	14.62

As of June 30, 2012, unrecognized compensation cost relating to unvested restricted stock totaled $60.1 million. This amount will be recognized over a remaining weighted average period of 3.5 years.

In addition, the Company had eight stock option plans at June 30, 2012: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the six months ended June 30, 2012 or the year ended December 31, 2011, the Company did not record any compensation and benefits expense relating to stock options during those periods.

Currently, the Company issues new shares of common stock to satisfy the exercise of options. The Company may also use common stock held in Treasury to satisfy the exercise of options. In such event, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2012, there were 5,080,996 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,040 at that date.

The status of the Stock Option Plans at June 30, 2012 and changes that occurred during the six months ended at that date are summarized below:

	For the Six Months Ended June 30, 2012
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	9,006,944	$15.60
Exercised	--	--
Expired/forfeited	(3,925,948)	15.94

Stock options outstanding, end of period	5,080,996	15.34
Options exercisable, end of period	5,080,996	15.34

The intrinsic value of stock options outstanding and exercisable at June 30, 2012 was $64,000. There were no stock options exercised during the six months ended June 30, 2012. The intrinsic values of options exercised during the six months ended June 30, 2011 was $1.9 million.

Note 10. Fair Value Measurements

The FASB has issued guidance that, among other things, has defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The guidance clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$97,513	$--	$--	$97,513
GSE CMOs	--	66,843	--	--	66,843
Private label CMOs	--	21,102	--	--	21,102

Total mortgage-related securities	$--	$185,458	$--	$--	$185,458

Other Securities Available for Sale:
GSE debentures	$--	$97,787	$--	$--	$97,787
State, county, and municipal	--	1,300	--	--	1,300
Capital trust notes	--	16,327	15,973	--	32,300
Preferred stock	52,498	280	--	--	52,778
Common stock	39,297	2,583	--	--	41,880

Total other securities	$91,795	$118,277	$15,973	$--	$226,045

Total securities available for sale	$91,795	$303,735	$15,973	$--	$411,503

Other Assets:
Loans held for sale	$--	$1,059,340	$--	$--	$1,059,340
Mortgage servicing rights	--	--	136,176	--	136,176
Derivative assets	3,425	758	29,597	--	33,780
Liabilities:
Derivative liabilities	$(164)	$(11,054)	$--	$--	$(11,218)

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$102,645	$--	$--	$102,645
GSE CMOs	--	65,276	--	--	65,276
Private label CMOs	--	24,041	--	--	24,041

Total mortgage-related securities	$--	$191,962	$--	$--	$191,962

Other Securities Available for Sale:
GSE debentures	$--	$458,766	$--	$--	$458,766
Corporate bonds	--	--	--	--	--
State, county, and municipal	--	1,285	--	--	1,285
Capital trust notes	--	14,125	18,078	--	32,203
Preferred stock	--	195	--	--	195
Common stock	37,026	3,225	--	--	40,251

Total other securities	$37,026	$477,596	$18,078	$--	$532,700

Total securities available for sale	$37,026	$669,558	$18,078	$--	$724,662

Other Assets:
Loans held for sale	$--	$1,036,918	$--	$--	$1,036,918
Mortgage servicing rights	--	--	116,416	--	116,416
Derivative assets	9,004	762	15,633	--	25,399
Liabilities:
Derivative liabilities	$(20)	$(11,742)	$--	$--	$(11,762)

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

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value, in accordance with ASC 825, “Financial Instruments.” The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

MSRs do not trade in an active open market with readily observable prices. The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows, utilizing an internal valuation model. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified within Level 3.

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

The fair value of Interest Rate Lock Commitments (“IRLCs”) for residential mortgage loans that the Company intends to sell is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected values of the MSRs, loan level price adjustment factors, and historical IRLC closing ratios. The closing ratio is computed by the Company’s mortgage banking operation and is periodically reviewed by management for reasonableness. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at the reporting date.

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the six months ended June 30, 2012 and 2011 (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains and (Losses) Related to
	January 1, 2012	Income	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2012	Instruments Held at June 30, 2012
Available-for-sale capital securities	$18,078	$ --	$949	$--	$--	$(3,054)	$15,973	$ 820
Mortgage servicing rights	116,416	(38,039)	--	57,799	--	--	136,176	(38,039)
Derivatives, net	15,633	13,964	--	--	--	--	29,597	13,964

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains and (Losses) Related to
	January 1, 2011	Income	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2011	Instruments Held at June 30, 2011
Available-for-sale capital securities and preferred stock	$34,808	$(6,160)	$(5,531)	$--	$--	$(2,090)	$21,027	$(11,691)
Mortgage servicing rights	106,186	(16,734)	--	37,319	--	--	126,771	(16,734)
Derivatives, net	53	647	--	--	--	--	700	647

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 at the end of the reporting period. During the six months ended June 30, 2012, the Company transferred certain trust preferred securities out of Level 3 to Level 2 as a result of increased observable market activity for these securities. For the six months ended June 30, 2011, the Company transferred certain trust preferred securities out of Level 3 as a result of increased observable market activity for these securities. In addition, during the six months ended June 30, 2011, OTTI was recognized on certain preferred stock that had been classified as Level 3. There were no gains or losses recognized as a result of the transfer of securities during the six months ended June 30, 2012 or 2011. There were no transfers of securities between Levels 1 and 2 for the six months ended June 30, 2012 or 2011.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Capital trust notes	$15,973	Discounted Cash Flow	Weighted Average Discount Rate (1)	6.57%

Mortgage Servicing Rights	136,176	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (2)	14.30
			Weighted Average Discount Rate	10.00

Interest Rate Lock Commitments	29,597	Pricing Model	Weighted Average Closing Ratio	75.29

(1)	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatility.
(2)	Represents annualized loan repayment rate assumption.

The significant unobservable input used in the fair value measurement of the Company’s capital trust notes is the weighted average discount rate. The fair value of the capital trust notes will move in the opposite direction of the discount rate (i.e., if the discount rate decreases, the value of the capital trust security will increase). The Company estimates the expected cash flows for such securities and discounts them back using the weighted average discount rates above to arrive at the estimated fair value.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are the weighted average constant prepayment rate and the weighted average discount rate. Significant increases (decreases), in any of those inputs in isolation could result in significantly lower or higher fair value measurements. Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions.

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. Generally, the fair value of an IRLC is positive if the prevailing interest rate is lower than the IRLC rate, and the fair value of an IRLC is negative if the prevailing interest rate is higher than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The closing ratio is largely dependent on the loan processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$--	$86,662	$86,662
Other assets (1)	--	38,044	--	38,044

	$--	$38,044	$86,662	$124,706

(1)	Represents the fair value of OREO that was measured at fair value, based on the appraised value of the collateral, subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$--	$72,582	$72,582
Other assets (1)	--	26,810	--	26,810

	$--	$26,810	$72,582	$99,392

(1)	Represents the fair value of OREO that was measured at fair value, based on the appraised value of the collateral, subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and the fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2012 and December 31, 2011:

	June 30, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$3,160,673	$3,160,673	$3,160,673		$--		$--
Securities held to maturity	3,853,587	4,032,094	--		3,978,381		53,713
FHLB stock	424,269	424,269	--		424,269		--
Loans, net	30,878,507	31,542,898	--		--		31,542,898
Mortgage servicing rights	386	386	--		--		386
Financial Liabilities:
Deposits	$24,996,649	$25,031,061	$15,143,947	(1)	$9,887,114	(2)	$--
Borrowed funds	12,588,612	14,064,634	--		14,064,634		--

(1)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(2)	Represents certificates of deposit.

	December 31, 2011
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,001,737	$2,001,737	$2,001,737		$--		$--
Securities held to maturity	3,815,854	3,966,185	--		3,890,970		75,215
FHLB stock	490,228	490,228	--		490,228		--
Loans, net	30,152,154	30,755,121	--		--		30,755,121
Mortgage servicing rights	596	596	--		--		596
Financial Liabilities:
Deposits	$22,274,130	$22,321,011	$14,900,867	(1)	$7,420,144	(2)	$--
Borrowed funds	13,960,413	15,423,474	--		15,423,474		--

(1)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(2)	Represents certificates of deposit.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at June 30, 2012 and December 31, 2011.

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

The Company held derivatives not designated as hedges with a notional amount of $5.7 billion at June 30, 2012. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2012:

	June 30, 2012
(in thousands)	Notional Amount	Unrealized(1)
		Gain	Loss
Treasury options	$525,000	$--	$2,896
Eurodollar futures	450,000	--	164
Forward commitments to sell loans/mortgage-backed securities	2,194,000	--	16,594
Forward commitments to buy loans/mortgage-backed securities	745,000	6,298	--
Interest rate lock commitments	1,788,840	29,597	--

Total derivatives	$5,702,840	$35,895	$19,654

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

The Company uses various financial instruments, including derivatives, in connection with its strategies to reduce pricing risk resulting from changes in interest rates. Derivative instruments may include IRLCs entered into with borrowers or correspondents/brokers to acquire conforming fixed and adjustable rate residential mortgage loans that will be held for sale. Other derivative instruments include Treasury options and Eurodollar futures. Gains or losses due to changes in the fair value of derivatives are recognized in current-period earnings.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Treasury options	$11,601	$4,390	$4,798	$7,202
Eurodollar futures	(1,158)	(1,718)	(1,233)	(1,310)
Forward commitments to buy/sell loans/mortgage-backed securities	(9,733)	1,832	(2,177)	(16,032)

Total gain (loss)	$710	$4,504	$1,388	$(10,140)

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

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2012, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$ 39,247	$ 58,958	$ 98,205
Non-interest income – inter-segment	(3,638)	3,638	--

Total non-interest income	35,609	62,596	98,205

Net interest income	289,355	7,301	296,656

Total net revenues	324,964	69,897	394,861
Provision for loan losses	33,448	--	33,448
Non-interest expense(2)	135,614	19,815	155,429

Income before income tax expense	155,902	50,082	205,984
Income tax expense	55,688	19,084	74,772

Net income	$ 100,214	$ 30,998	$ 131,212

Identifiable segment assets (period-end)	$42,164,164	$1,323,183	$43,487,347

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2012, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$ 65,388	$ 94,813	$ 160,201
Non-interest income – inter-segment	(7,224)	7,224	--

Total non-interest income	58,164	102,037	160,201

Net interest income	570,455	14,615	585,070

Total net revenues	628,619	116,652	745,271
Provision for loan losses	48,448	--	48,448
Non-interest expense(2)	267,098	38,508	305,606

Income before income tax expense	313,073	78,144	391,217
Income tax expense	111,979	29,773	141,752

Net income	$ 201,094	$ 48,371	$ 249,465

Identifiable segment assets (period-end)	$42,164,164	$1,323,183	$43,487,347

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2011, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2011

(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company

Non-interest revenue – third party(1)	$46,047	$12,841	$58,888
Non-interest revenue – inter-segment	(4,777)	4,777	--

Total non-interest revenue	41,270	17,618	58,888

Net interest income	298,689	3,255	301,944

Total net revenue	339,959	20,873	360,832
Provision for loan losses	23,708	--	23,708
Non-interest expense(2)	137,099	17,945	155,044

Income before income tax expense	179,152	2,928	182,080
Income tax expense	61,423	1,198	62,621

Net income	$117,729	$1,730	$119,459

Identifiable segment assets (period-end)	$39,933,758	$668,867	$40,602,625

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2011, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2011

(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company

Non-interest revenue – third party(1)	$84,384	$33,114	$117,498
Non-interest revenue – inter-segment	(9,545)	9,545	--

Total non-interest revenue	74,839	42,659	117,498

Net interest income	596,541	8,655	605,196

Total net revenue	671,380	51,314	722,694
Provision for loan losses	49,708	--	49,708
Non-interest expense(2)	265,899	35,847	301,746

Income before income tax expense	355,773	15,467	371,240
Income tax expense	122,277	6,328	128,605

Net income	$233,496	$9,139	$242,635

Identifiable segment assets (period-end)	$39,933,758	$668,867	$40,602,625

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 13. Impact of Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” Under ASU 2011-08, entities can first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The amendment includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 on January 1, 2012 did not have an effect on the Company’s consolidated statement of condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The application of this guidance will only affect the presentation of the Company’s consolidated financial statements and will have no impact on its consolidated statement of condition or results of operations. In December 2011, the FASB delayed certain aspects of ASU 2011-05 that pertain to how and where reclassification adjustments are presented. The adoption of ASU No. 2011-05 is reflected in the Company’s Consolidated Statements of Income and Comprehensive Income.

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

•	changes in the quality or composition of our loan or securities portfolios;
•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
•	our use of derivatives to mitigate our exposure to interest rate risk;
•	changes in competitive pressures among financial institutions or from non-financial institutions;
•	changes in deposit flows and wholesale borrowing facilities;
•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
•	changes in our customer base or in the financial or operating performances of our customers’ businesses;
•	any interruption in customer service due to circumstances beyond our control;
•	our ability to retain key members of management;
•	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;
•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;
•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•	the ability to keep pace with, and implement on a timely basis, technological changes;
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

•

the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire into our operations, including the deposits we assumed on June 28, 2012 from Aurora Bank FSB, and our ability to realize related revenue synergies and cost savings within expected time frames;

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2012 and December 31, 2011 follow:

	June 30, 2012	December 31, 2011
(in thousands)
Stockholders’ Equity	$5,611,519	$5,565,704
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(41,589)	(51,668)

Tangible stockholders’ equity	$3,133,799	$3,077,905

Total Assets	$43,487,347	$42,024,302
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(41,589)	(51,668)

Tangible assets	$41,009,627	$39,536,503

Stockholders’ equity to total assets	12.90%	13.24%
Tangible stockholders’ equity to tangible assets	7.64%	7.78%

Tangible Stockholders’ Equity	$3,133,799	$3,077,905
Add back: Accumulated other comprehensive loss, net of tax	64,129	71,910

Adjusted tangible stockholders’ equity	$3,197,928	$3,149,815

Tangible Assets	$41,009,627	$39,536,503
Add back: Accumulated other comprehensive loss, net of tax	64,129	71,910

Adjusted tangible assets	$41,073,756	$39,608,413

Adjusted stockholders’ equity to adjusted tangible assets	7.79%	7.95%

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

In recognition of prevailing macroeconomic and real estate market conditions, the time period considered for historical loss experience continues to be the last three years and the current period. We also evaluate the sufficiency of the overall allocations used for the allowance for losses on non-covered loans by considering the loss experience in the current and prior calendar year.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment”, first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

Recent Events

Dividend Payment

On July 24, 2012, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 17, 2012 to shareholders of record at the close of business on August 7, 2012.

The Economic Environment

The national unemployment rate was 8.2% in June 2012, consistent with the rate at March 31, 2012 and an improvement from 9.2% in June 2011. However, the direction of unemployment rates in the five states comprising our footprint reflected a mix of improvement and deterioration in the second quarter of this year.

For example, the unemployment rate in New York was 9.1% in June 2012, an increase from both 8.7% in March 2012 and 8.0% in June 2011. In New Jersey, Florida, and Arizona, the unemployment rates rose to 10.1%, 9.0%, and 8.5%, respectively in June 2012 from 9.3%, 8.6%, and 8.4%, respectively, in March, but were down from 9.7%, 11.1%, and 9.9%, respectively, in June of last year. In Ohio, the rate of unemployment showed steady improvement, declining to 7.4% in June 2012 from 7.8% and 9.2% respectively, in the earlier periods.

In New York City, where the vast majority of the properties securing our held-for-investment loans are located, the unemployment rate rose to 10.3% in June 2012 from 9.8% and 8.9%, respectively, in March 2012 and June 2011. However, in Manhattan, where 41.3% of the properties securing our held-for-investment multi-family and commercial real estate loans are located, the office vacancy rate was 10.5% in both June 2012 and March 2012, an improvement from 10.8% in June of last year.

Through May 2012, home prices fell 0.7% nationally from the year-earlier level, and also declined in two of the primary markets we serve. Home prices fell 2.8% and 0.1%, respectively, in greater New York and greater Cleveland, but rose 3.4% and 11.5%, respectively, in greater Miami and greater Phoenix. From April to May, home prices rose 2.2% on a nationwide basis, and 1.4%, 2.4%, 1.4%, and 2.7% in greater New York, greater Cleveland, greater Miami, and greater Phoenix, respectively.

Executive Summary

Notwithstanding the historically low level of market interest rates and the continued flattening of the yield curve, we generated earnings of $131.2 million in the current second quarter, reflecting a $13.0 million, or 11.0%, increase from the trailing-quarter level and an $11.8 million, or 9.8%, increase year-over-year. In addition, diluted earnings per share rose to $0.30 in the current second quarter from $0.27 in each of the prior periods.

Among the factors contributing to the linked-quarter rise in our current second quarter earnings were:

•

A $23.2 million increase in mortgage banking income to $58.3 million from the level recorded in the trailing three-month period. The increase was primarily driven by a surge in refinancing activity and new home purchases which, in turn, triggered an increase in the production of one-to-four family loans for sale by our mortgage banking operation. The increase in mortgage banking income was also fueled by a rise in our gain-on-sale margins and an increase in income from servicing.

•

A linked-quarter increase in our net interest income and net interest margin, as borrowers took advantage of the low interest rate environment to refinance their multi-family and commercial real estate (“CRE”) loans. The increase in refinancing activity triggered a surge in prepayment penalty income to $32.0 million from $17.5 million in the first quarter of this year. Prepayment penalty income contributed 36 basis points to our margin in the current second quarter, as compared to 20 basis points in the prior period.

•	Specifically, our net interest income rose $8.2 million to $296.7 million over the course of the quarter, and our margin rose six basis points to 3.30%.

•	A $363.0 million increase in interest-earning assets to $35.9 billion, coupled with a four-basis point increase in the average yield to 5.07%.

•	At $15.0 million, our provision for losses on non-covered loans was consistent with the trailing-quarter provision.

The following factors tempered the linked-quarter growth of our second quarter 2012 earnings:

•

Reflecting deterioration in the credit quality of certain loan portfolios acquired in our FDIC-assisted transactions, we recorded an $18.4 million provision for losses on covered loans in the second quarter of 2012. The impact of this provision was largely offset by FDIC indemnification income of $14.8 million, included in non-interest income during the same three-month period.

•

A $5.3 million increase in non-interest expense to $155.4 million, primarily reflecting an increase in general and administrative (“G&A”) expenses due to an increase in variable mortgage banking expenses and a rise in the costs of managing and disposing of other real estate owned (“OREO”).

•	A $7.8 million increase in income tax expense to $74.8 million, reflecting a $20.8 million rise in pre-tax income to $206.0 million, and a modest rise in the effective tax rate to 36.3%.

The strength of our second quarter 2012 performance is further reflected in the following achievements:

•	A $449.2 million increase in total assets to $43.5 billion from the March 31st balance, including an $804.9 million increase in cash to $3.2 billion.

•

A $415.2 million increase in the balance of multi-family loans held for investment, which was tempered by reductions in the balances of CRE; acquisition, development, and construction (“ADC”); and other loans.

•	A strong level of loan production, with loans originated for investment totaling $2.0 billion and loans originated for sale totaling $2.6 billion.

•	An increase in total deposits to $25.0 billion, reflecting our assumption of deposits of $2.2 billion from Aurora Bank FSB (“Aurora Bank”) on June 28, 2012.

•	A $1.6 billion reduction in the balance of wholesale borrowings to $12.2 billion, representing 28.0% of total assets at the end of June.

•	Continued improvement in the quality of our assets, as:

-	The balance of non-performing non-covered loans declined to $252.0 million at the end of the quarter, reflecting a three-month reduction of $54.1 million, or 17.7%;

-	The balance of non-covered OREO declined $13.6 million to $47.3 million;

-	The balance of non-performing non-covered assets thus declined to $299.3 million at the end of the quarter, reflecting a three-month reduction of $67.7 million, or 18.4%;

-

Net charge-offs represented $13.9 million, or 0.05%, of average loans, in the current second quarter, an improvement from $15.5 million, representing 0.05% of average loans, in the trailing three-month period; and

-	The balance of loans 30 to 89 days delinquent declined $22.3 million, or 36.7%, linked-quarter, to $38.6 million at the end of June.

•	An improvement in the ratio of the allowance for losses on non-covered loans to non-performing non-covered loans, to 54.73% at the end of June from 44.68% at March 31st.

•	A $31.6 million increase in stockholders’ equity to $5.6 billion, equivalent to a $0.07 increase in book value per share to $12.78.

In addition, our bank subsidiaries continued to exceed the requirements for classification as well capitalized institutions, with the Community Bank having leverage, Tier 1 risk-based, and total risk-based capital ratios of 8.53%, 12.82%, and 13.54%, respectively, and the Commercial Bank having leverage, Tier 1 risk-based, and total risk-based capital ratios of 13.30%, 16.77%, and 17.43%, respectively.

SUMMARY OF FINANCIAL CONDITION AT JUNE 30, 2012

Balance Sheet Summary

At June 30, 2012, we recorded total assets of $43.5 billion, reflecting a $1.5 billion increase from the balance at December 31, 2011. The increase was largely attributable to a $745.4 million rise in total loans to $31.1 billion, together with a $1.2 billion rise in cash and cash equivalents to $3.2 billion. At the end of June, securities totaled $4.3 billion, down $275.4 million from the balance at December 31st.

Deposits totaled $25.0 billion at the end of June, and were up $2.7 billion from the December 31st balance, primarily reflecting the assumption of $2.2 billion of deposits in the transaction with Aurora Bank on June 28, 2012. Certificates of deposit (“CDs”) accounted for the bulk of the increase, rising $2.5 billion to $9.9 billion, while core deposits (i.e., NOW and money market accounts, savings accounts, and non-interest-bearing deposits) rose $243.1 million to $15.1 billion. Borrowed funds totaled $12.6 billion at the end of June and were down $1.4 billion from the December 31st balance, primarily reflecting a $1.3 billion reduction in the balance of wholesale borrowings to $12.2 billion.

Stockholders’ equity rose $45.8 million in the first six months of this year, to $5.6 billion, representing 12.90% of total assets and a book value per share of $12.78. Tangible stockholders’ equity rose $55.9 million during this time, to $3.1 billion, representing 7.64% of tangible assets and a tangible book value of $7.14 per share. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

Loans

At June 30, 2012, loans represented $31.1 billion, or 71.4%, of total assets, reflecting a $745.4 million increase from the balance at December 31, 2011. Covered loans represented $3.5 billion, or 11.3%, of the June 30th balance, and non-covered loans represented $27.6 billion, or 88.7%. Included in the latter amount were loans held for investment of $26.5 billion and loans held for sale of $1.1 billion.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. Primarily reflecting repayments, covered loans declined $236.9 million from the balance at December 31, 2011 to $3.5 billion at June 30, 2012.

One-to-four family loans represented $3.2 billion, or 90.2%, of total covered loans at the end of the second quarter, with all other types of covered loans representing $346.3 million, or 9.8%, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of CRE loans; ADC loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold with respect to covered loans and covered OREO.

In the three months ended June 30, 2012 and 2011, we recorded provisions for losses on covered loans of $18.4 million and $8.7 million, respectively. No comparable provisions were recorded in the first quarters of these years. In each case, the provisions were recorded due to credit quality deterioration in certain of the acquired loan portfolios, primarily the portfolios of one-to-four family loans and HELOCs.

The provisions for losses on covered loans recorded in the second quarters of 2012 and 2011 were largely offset by FDIC indemnification income of $14.8 million and $7.6 million, recorded in non-interest income in the respective periods.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at June 30, 2012:

(in thousands)
California	$ 622,172
Florida	602,010
Arizona	312,954
Ohio	224,736
Massachusetts	159,254
Michigan	157,853
Illinois	120,236
New York	110,000
Nevada	90,548
Texas	88,840
Maryland	83,476
New Jersey	78,926
Washington	76,279
Colorado	76,064
All other states	712,749

Total covered loans	$3,516,097

Non-Covered Loans Held for Investment

At June 30, 2012, non-covered loans held for investment totaled $26.5 billion, representing 85.2% of total loans, 60.9% of total assets, and a $956.4 million, or 3.7%, increase from the balance at December 31st. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of ADC loans, one-to-four family loans, and other loans. C&I loans comprise the bulk of our “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we originated, with the remainder consisting of loans we acquired in our business combinations prior to 2009.

The year-over-year increase in held-for-investment loans was attributable to the continued decline in market interest rates, which triggered an increase in refinancing activity and property transactions, particularly in the markets for our multi-family and CRE loans.

Originations of held-for-investment loans totaled $4.1 billion and $4.7 billion, respectively, in the first six months of 2012 and 2011, including $2.0 billion and $2.9 billion of loans originated in the second quarters of the respective years.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Multi-family loan originations represented $2.3 billion, or 57.3%, of the loans we produced for investment in the current six-month period, including $1.3 billion, or 65.9%, of the loans we produced for investment in the second quarter of this year. In the six months ended June 30, 2011, multi-family loan originations represented $3.1 billion, or 66.1%, of the loans we produced for investment, including $2.0 billion that were produced in the second quarter of last year.

At June 30, 2012, multi-family loans represented $18.2 billion, or 68.7%, of total non-covered loans held for investment, reflecting a six-month increase of $750.4 million. The average multi-family loan had a principal balance of $4.1 million at the end of the second quarter, as compared to $4.0 million at year-end. The growth in the portfolio was driven by the surge in refinancing activity as market interest rates declined to historical lows.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Notably, the expected weighted average life of the multi-family loan portfolio was 2.9 years at June 30, 2012, as compared to 3.3 years at December 31, 2011.

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

At June 30, 2012, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 80.7% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 5.0%, with New Jersey and Pennsylvania accounting for 7.5% and 3.1%, respectively. The remaining 3.7% of multi-family loans were secured by buildings outside these markets.

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

Accordingly, while our multi-family lending niche has not been immune to downturns in the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, we believe that they are reasonably likely to retain their tenants in adverse economic times. In addition, we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties, and exclude any partial property tax exemptions and abatement benefits the property owners receive.

Commercial Real Estate Loans

CRE loans represented $7.2 billion, or 27.0%, of held-for-investment loans at the close of the second quarter, reflecting a linked-quarter decrease of $419.5 million and a $302.5 million increase from the balance at December 31st. The average CRE loan had a principal balance of $4.3 million at June 30, 2012.

Originations of CRE loans totaled $528.4 million in the current second quarter, reflecting a linked-quarter reduction of $387.9 million and a more modest year-over-year decrease of $90.7 million. For the six months ended June 30, 2012, originations of CRE loans totaled $1.4 billion, up $311.9 million from the volume originated in the first six months of last year. The linked-quarter decline in the June 30th CRE loan balance reflects certain loans that were originated during the first quarter, portions of which were subsequently participated out to other banks.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2012, 73.8% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 11.8% and 7.0%, respectively.

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

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within three to four years of origination. At June 30, 2012, the expected weighted average life of the CRE loan portfolio was 3.4 years, consistent with the expected weighted average life at December 31, 2011. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and typically requires a minimum debt service coverage ratio of 130% and an LTV ratio no higher than 65%. In addition, the origination of CRE loans typically requires a security interest in the furniture, fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases.

Acquisition, Development, and Construction Loans

To reduce our exposure to credit risk in a declining real estate market, we have limited our production of ADC loans to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $48.1 million, or 1.2%, of the loans we produced for investment in the current six-month period, including $11.6 million, or 0.6%, of the loans produced in the second quarter of this year. In addition, the portfolio of ADC loans represented $390.6 million, or 1.5%, of total loans held for investment at June 30, 2012.

At June 30, 2012, 52.9% of the loans in our ADC portfolio were for land acquisition and development; the remaining 47.1% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

At the end of June, 72.7% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 14.7% of our ADC loans, with New Jersey accounting for 9.2%. Reflecting the limited extent to which ADC loans have been originated beyond our immediate market, 3.3% of our ADC loans are secured by properties beyond New Jersey and New York.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion. In the six months ended June 30, 2012, we recovered losses against personal guarantees of $2.0 million, including $820,000 in the second quarter of the year. In the first six months of 2011, we recovered $36,000 from personal guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At June 30, 2012, 6.4% of the loans in our ADC loan portfolio were non-performing, as compared to 6.7% at December 31, 2011.

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

One-to-Four Family Loans

The majority of the one-to-four family loans in our portfolio of loans held for investment are loans that were acquired in our business combinations prior to 2009. Reflecting repayments and our general practice of originating one-to-four family loans for sale, the balance of one-to-four family loans held for investment declined $7.2 million from the year-end balance, to $120.2 million, representing less than one-half of 1% of our total held-for-investment loan portfolio at June 30, 2012.

To meet the needs of our customers, we originate agency-conforming one-to-four family loans through our mortgage banking operation, and aggregate those loans with others produced by our mortgage banking clients throughout the United States. These loans are generally sold, servicing retained, to government-sponsored enterprises (“GSEs”). (For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this section.)

Other Loans

Other loans represented $635.6 million, or 2.4%, of total held-for-investment loans, at the end of the second quarter, reflecting a $34.3 million reduction from the balance at December 31st. C&I loans represented $580.0 million, or 91.2%, of the June 30th balance, and were down $20.0 million from the year-end amount. Of the $241.8 million of other loans originated for investment during the current six-month period, C&I loans represented $239.9 million, or 99.2%. Included in the latter amount were second quarter C&I loan originations of $113.7 million, representing 99.2% of other loans produced in the second quarter of this year.

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

We also place a limit on the amount of loans that may be made to one borrower. At June 30, 2012, the largest concentration of loans to one borrower consisted of a $528.4 million multi-family loan provided by the Community Bank to Riverbay Corporation—Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The loan was originally made on September 30, 2004 and, as of June 30, 2012, has been current since origination. The interest rate on the loan was 5.75% at the latter date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at June 30, 2012:

	At June 30, 2012
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$6,522,605	35.88%	$3,948,281	55.16%	$151,044	38.67%
Brooklyn	3,368,574	18.53	415,283	5.80	47,104	12.06
Bronx	2,747,769	15.11	213,480	2.98	22,281	5.70
Queens	1,911,768	10.51	635,701	8.88	54,257	13.89
Staten Island	123,338	0.68	69,039	0.97	9,408	2.41

Total New York City	$14,674,054	80.71%	$5,281,784	73.79%	$284,094	72.73%

Long Island	402,612	2.21	844,212	11.79	57,492	14.72
Other New York State	506,355	2.78	159,243	2.23	--	--
New Jersey	1,359,275	7.48	498,368	6.96	36,004	9.22
Pennsylvania	560,956	3.09	227,928	3.19	--	--
All other states	677,793	3.73	146,191	2.04	13,000	3.33

Total	$18,181,045	100.00%	$7,157,726	100.00%	$390,590	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Non-Covered Loans Held for Sale

Since 2010, we have been actively engaged in the origination of one-to-four family loans for sale, primarily to government-sponsored enterprises (“GSEs”). Our mortgage banking operation serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans in all 50 states. To a much lesser extent, we utilize our mortgage banking platform to originate jumbo loans under contract for sale to other financial institutions, a practice we initiated in the first quarter of 2011.

In the second quarter of 2012, originations of one-to-four family loans held for sale totaled $2.6 billion, reflecting a linked-quarter increase of $180.2 million and a $1.5 billion increase year-over-year. For the six months ended June 30, 2012 and 2011, originations of one-to-four family loans held for sale totaled $5.0 billion and $2.6 billion, respectively.

The increase in production in the current three- and six-month periods was attributable to the historically low level of residential mortgage interest rates, which continued to trigger a strong volume of refinancing activity and new home purchases. While the balance of loans held for sale totaled $1.1 billion at June 30, 2012, the average balance of such loans was $859.7 million in the current second quarter, comparable to the average balance in the trailing quarter and $471.4 million higher than the average balance in the second quarter of last year.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At June 30, 2012 and December 31, 2011, the respective liabilities for estimated possible future losses relating to these representations and warranties were $6.8 million and $5.3 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given, and considers a variety of factors, including, but not limited to, actual default experience; estimated future defaults; historical loan repurchase rates and the frequency and potential severity of defaults; probability that a repurchase request will be received; and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)
Balance, beginning of period	$6,163	$3,907	$5,320	$3,537
Provision for repurchase losses:
Loan sales	653	286	1,496	656
Change in estimates	--	--	--	--

Balance, end of period	$6,816	$4,193	$6,816	$4,193

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

The following table sets forth our GSE repurchase requests during the periods indicated:

Repurchase Request Activity

	For the Three Months Ended June 30,
	2012		2011
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	10	$2,257	6	$1,402
New repurchase requests (2)	22	5,026	10	2,172
Successful rebuttal/rescission	(21)	(4,913)	(7)	(1,644)
Indemnifications (3)	--	--	(1)	(298)
Loan repurchases	--	--	--	--

Balance, end of period (4)	11	$2,370	8	$1,632

	For the Six Months Ended June 30,
	2012		2011
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	8	$1,583	1	$155
New repurchase requests (2)	51	11,746	18	3,966
Successful rebuttal/rescission	(44)	(10,196)	(10)	(2,191)
Indemnifications (3)	(3)	(585)	(1)	(298)
Loan repurchases	(1)	(178)	--	--

Balance, end of period (4)	11	$2,370	8	$1,632

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests are from GSEs and relate to one-to-four family loans originated for sale.
(3)	The Company protects a GSE against future losses under an indemnification agreement.
(4)	Of the eleven period-end requests as of June 30, 2012, ten were from Fannie Mae and one was from Freddie Mac. Fannie Mae allows 90 days to respond, whereas Freddie Mac allows 30 days. Failure to respond to a request in a timely manner could result in the Company having an obligation to repurchase the loan.

The following table sets forth the activity with regard to GSE loans indemnified for possible losses in the event of default, and loans purchased by the Community Bank in the three and six months ended June 30, 2012:

Indemnified and Repurchased Loan Activity

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	9	$1,831	5	$1,084
Indemnifications	--	--	3	585
Repurchases	--	--	1	178
Principal payments	--	(147)	--	(163)

Balance, end of period (1)	9	$1,684	9	$1,684

(1)	Of the nine indemnified and repurchased loans, eight were performing at June 30, 2012.

Outstanding Loan Commitments

At June 30, 2012, we had outstanding loan commitments of $3.3 billion, reflecting a $576.2 million increase from the level at December 31, 2011. Included in the June 30th amount were commitments to originate loans for investment of $1.5 billion and commitments to originate loans for sale of $1.8 billion, as compared to $1.6 billion and $1.1 billion, respectively, at December 31st. Multi-family and CRE loans represented $1.0 billion of held-for-investment loan commitments at the end of the second quarter, while ADC loans and other loans represented $66.1 million and $421.0 million, respectively.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $181.8 million at June 30, 2012, as compared to $172.9 million at December 31st.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The Company’s asset quality reflected continued improvement at the end of the second quarter, as non-performing non-covered loans totaled $252.0 million, a $73.8 million, or 22.7%, reduction from the balance at December 31, 2011. Non-performing non-covered loans thus represented 0.95% of total non-covered loans at the end of the second quarter, an improvement from 1.28% at December 31st.

Non-performing multi-family and CRE loans accounted for the bulk of these improvements, having declined $48.4 million and $13.1 million, respectively, from the balances at December 31st. The improvement in non-performing non-covered loans also extended to the other three loan categories, with non-performing ADC loans falling $4.9 million to $25.0 million; non-performing one-to-four family loans falling $2.9 million to $9.0 million; and non-performing other loans falling $4.5 million to $6.4 million in the first six months of 2012.

Non-accrual mortgage loans thus accounted for $245.6 million of non-performing non-covered loans at the end of the second quarter, reflecting a six-month improvement of $69.3 million.

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

At June 30, 2012 and December 31, 2011, all of our non-performing loans were classified as non-accrual loans.

The following table sets forth the changes in non-performing loans for the six months ended June 30, 2012:

(in thousands)
Balance at December 31, 2011	$325,815
New non-accrual in the period	41,813
Charge-offs	(10,834)
Transferred to other real estate owned	(15,046)
Loan payoffs, including dispositions and principal amortization	(68,638)
Restored to performing status	(21,104)

Balance at June 30, 2012	$252,006

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

Primarily reflecting the sale of OREO properties, non-covered OREO totaled $47.3 million at June 30, 2012, a $37.3 million, or 44.1%, reduction from the balance at December 31, 2011. Reflecting the improvements in non-performing non-covered loans and OREO, non-performing non-covered assets totaled $299.3 million at the close of the second quarter, representing a $111.1 million, or 27.1%, reduction from the December 31st amount. At the end of June, non-performing non-covered assets represented 0.75% of total non-covered assets, an improvement from 1.07% at year-end.

The improvement in asset quality was further reflected in the June 30, 2012 balance of loans 30 to 89 days past due. At the end of June, loans 30 to 89 days past due totaled $38.6 million, representing a $73.1 million, or 65.5%, reduction from the balance at December 31st. Reflecting the improvements in non-performing loans and loans 30 to 89 days past due, total delinquencies amounted to $337.9 million at the close of the second quarter, representing a six-month reduction of $184.2 million, or 35.3%.

The reduction in loans 30 to 89 days past due primarily stemmed from a $47.5 million decline in CRE loans 30 to 89 days past due, to $6.3 million, and a $19.1 million decline in multi-family loans 30 to 89 days past due to $27.6 million. The reduction in loans 30 to 89 days past due reflects two factors: the migration of certain loans to non-accrual status and the return to performing status of certain loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. We typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties.

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

While we strive to originate loans that will perform in accordance with their original terms, the severity of the credit cycle that began in 2008 resulted in a greater number of loans transitioning to non-accrual status and a greater volume of net charge-offs than we incurred before the downward cycle turn. However, the balance of non-performing loans has now declined for seven consecutive quarters and the volume of net charge-offs has now declined for two consecutive quarters.

In the six months ended June 30, 2012, net charge-offs declined to $29.4 million from $65.5 million in the first six months of 2011. The current six-month amount represented 0.10% of average assets, an improvement from 0.23% in the first six months of last year. (Each of these measures is non-annualized.) Included in the respective six-month amounts were second-quarter net charge-offs of $13.9 million and $26.8 million, equivalent to 0.05% and 0.09% of average loans (non-annualized), respectively.

Multi-family, CRE, and ADC loans represented $18.1 million, $4.6 million, and $5.9 million, respectively, of net charge-offs in the current six-month period, including $8.3 million, $2.2 million, and $3.7 million, respectively, that were recorded in the second quarter of this year. Other loans accounted for $836,000 of net charge-offs in the current six months, after recording a net recovery of $473,000 in the second quarter. Conversely, we recorded a net recovery of $72,000 on one-to-four family loans in the current six-month period, after recording net charge-offs of $129,000 in the second quarter of this year.

Reflecting the $30.0 million provision for losses on non-covered loans and the $29.4 million of net charge-offs recorded in the current six-month period, our allowance for losses on non-covered loans rose to $137.9 million at June 30, 2012 from $137.3 million at December 31, 2011. The June 30th balance represented 54.73% of non-performing non-covered loans, an increase from 42.14% at December 31st.

Although our asset quality continued to improve in the current second quarter, the allowance for losses on non-covered loans was not reduced to the same degree as the balance of non-performing assets because we maintain the allowance at a level to cover potential losses inherent in the loan portfolio. Based upon all relevant and available information at June 30, 2012, management believes that the allowance for losses on non-covered loans was adequate at that date.

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

Reflecting the strength of the underlying collateral for these loans and the collateral structure, a relatively small percentage of our non-performing multi-family loans have resulted in losses over time. Low LTV ratios provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, low LTV ratios generally have resulted in our having fewer loans with the potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return their loans to performing status.

Given that our CRE loans are underwritten in accordance with underwriting standards that are similar to those that apply to our multi-family credits, an increase in non-performing CRE loans historically has not resulted in a corresponding increase in losses on such loans.

To further mitigate our credit risk, we continue to de-emphasize the production of ADC and other loans, as well as one-to-four family loans, for portfolio. At June 30, 2012, ADC loans, one-to-four family loans, and other loans represented 1.47%, 0.45%, and 2.40%, respectively, of total non-covered loans held for investment, as compared to 1.75%, 0.50%, and 2.62%, respectively, at December 31, 2011. At June 30, 2012, 6.40%, 7.47%, and 1.01% of ADC loans, one-to-four family loans, and other loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses, and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.95% of total non-covered loans at the end of the second quarter; the ratio of net charge-offs to average loans for the three months ended at June 30, 2012 was 0.05%.

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at June 30, 2012 and December 31, 2011:

As of June 30, 2012	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	67	$155,763	39	$45,311
New York Commercial Bank	2	948	6	9,577

Total for New York Community Bancorp	69	$156,711	45	$54,888

As of December 31, 2011	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	85	$204,116	49	$58,437
New York Commercial Bank	2	948	6	9,595

Total for New York Community Bancorp	87	$205,064	55	$68,032

The following table presents information about our five largest non-performing loans as of June 30, 2012:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-family	ADC	Multi-family	CRE	CRE
Origination Date	6/29/05	9/12/07	03/10/05	09/11/08	12/01/10
Origination Balance	$41,116,000	$4,292,189	$11,400,000	$6,300,000	$6,121,180
Full Commitment Balance	$45,531,750	$27,155,875	$11,400,000	$6,300,000	$6,121,180
Balance at June 30, 2012	$44,542,504	$12,207,330	$10,903,319	$6,197,016	$6,121,180
Associated Allowance	$2,906,504	None	None	None	None
Non-Accrual Date	February 2009	July 2011	May 2010	May 2010	December 2010
LTV Ratio at Origination	76%	77%	81%	75%	78%
Current LTV Ratio	81%	74%	85%	69%	81%
Last Appraisal	November 2011	January 2012	March 2012	April 2012	December 2011

The following is a description of the five loans identified in the preceding table:

No. 1	-	The borrower is an owner of real estate throughout the nation, and is based in New Jersey. This loan is collateralized by a complex of four multi-family buildings containing 672 residential and four commercial units in Washington, D.C. A $2,906,504 allocation of the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

No. 2	-	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a property that was developed into a seven-story condominium building containing 33 residential units and 9,498 square feet of retail or professional space in Astoria, New York. Construction is 100% complete and the borrower has sold and released ten units, representing 30% of the subject property. No allocation for the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

No. 3	-	The borrower is an owner of real estate and is based in New York. The loan is collateralized by a multi-family building containing 167 residential units in the Bronx, New York. No allocation for the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

No. 4	-	The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 11,000 square foot commercial building with excess development rights in New York, New York. No allocation for the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

No. 5	-	The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 114,000 square foot commercial building in Plainview, New York. No allocation for the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

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

Loans modified as TDRs totaled $301.3 million at June 30, 2012, including $112.6 million of accruing loans and $188.6 million of non-accrual loans.

The following table presents information regarding our TDRs as of June 30, 2012:

(in thousands)	Accruing	Non- Accrual	Total
Multi-family	$75,141	$136,034	$211,175
Commercial real estate	37,489	39,266	76,755
Acquisition, development, and construction	--	12,208	12,208
Commercial and industrial	--	--	--
One-to-four family	--	1,126	1,126

Total	$112,630	$188,634	$301,264

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2012, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $269.5 million, and loans on which forbearance agreements were reached amounted to $31.8 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and TDRs disclosed in this filing, we did not have any potential problem loans at June 30, 2012 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at June 30, 2012 and December 31, 2011. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Six Months Ended June 30, 2012	At or For the Year Ended December 31, 2011
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$137,290	$158,942
Provision for losses on non-covered loans	30,000	79,000
Charge-offs:
Multi-family	(18,276)	(71,187)
Commercial real estate	(4,651)	(11,900)
Acquisition, development, and construction	(5,868)	(9,153)
One-to-four family	(187)	(1,208)
Other loans	(2,813)	(12,462)

Total charge-offs	(31,795)	(105,910)
Recoveries	2,419	5,258

Balance at end of period	$137,914	$137,290

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$156,711	$205,064
Commercial real estate	54,888	68,032
Acquisition, development, and construction	24,996	29,886
One-to-four family	8,977	11,907

Total non-accrual non-covered mortgage loans	245,572	314,889
Other non-accrual non-covered loans	6,434	10,926

Total non-performing non-covered loans (1)	252,006	325,815
Non-covered other real estate owned (2)	47,301	84,567

Total non-performing non-covered assets	$299,307	$410,382

Asset Quality Ratios:
Non-performing non-covered loans to total non-covered loans	0.95%	1.28%
Non-covered non-performing assets to total non-covered assets	0.75	1.07
Allowance for losses on non-covered loans to non-performing non-covered loans	54.73	42.14
Allowance for losses on non-covered loans to total non-covered loans	0.52	0.54
Net charge-offs to average loans	0.10(3)	0.35

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$27,554	$46,702
Commercial real estate	6,319	53,798
Acquisition, development, and construction	--	6,520
One-to-four family	2,747	2,712
Other loans	1,952	1,925

Total non-covered loans 30-89 days past due (4)	$38,572	$111,657

(1)	The June 30, 2012 and December 31, 2011 amounts exclude loans 90 days or more past due of $331.9 million and $347.4 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The June 30, 2012 and December 31, 2011 amounts exclude OREO of $50.7 million and $71.4 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Presented on a non-annualized basis.
(4)	The June 30, 2012 and December 31, 2011 amounts exclude loans 30 to 89 days past due of $87.4 million and $112.0 million, respectively, that are covered by FDIC loss sharing agreements.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we initially established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized.

In the second quarter of 2012, a $14.8 million benefit was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. In the year-earlier quarter, we recorded a comparable benefit of $7.6 million.

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

The loss share receivables may also increase due to accretion, which was $1.5 million in the current six-month period, as compared to $15.5 million in the year-earlier six months. The reduction reflects improved credit quality in certain loan pools. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the six months ended June 30, 2012, we received FDIC reimbursements of $80.3 million, as compared to $77.4 million in the year-earlier six months.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at June 30, 2012 and December 31, 2011, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Six Months Ended June 30, 2012	At or For the Year Ended December 31, 2011
Covered Loans 90 Days or More Past Due:
Multi-family	$1,056	$161
Commercial real estate	6,438	8,599
Acquisition, development, and construction	1,568	5,082
One-to-four family	311,258	314,821
Other	11,624	18,779

Total covered loans 90 days or more past due	331,944	347,442
Covered other real estate owned	50,732	71,400

Total covered non-performing assets	$382,676	$418,842

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$157,767	$205,225
Commercial real estate	61,326	76,631
Acquisition, development, and construction	26,564	34,968
One-to-four family	320,235	326,728
Other non-performing loans	18,058	29,705

Total non-performing loans	583,950	673,257
Other real estate owned	98,033	155,967

Total non-performing assets (including covered assets)	$681,983	$829,224

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	1.95%	2.30%
Total non-performing assets to total assets	1.57	1.97
Allowance for loan losses to non-performing loans	32.48	25.34
Allowance for loan losses to total loans	0.63	0.58

Covered Loans 30-89 Days Past Due:
Multi-family	$--	$--
Commercial real estate	610	1,054
Acquisition, development, and construction	1,112	272
One-to-four family	78,268	103,495
Other loans	7,392	7,168

Total covered loans 30-89 days past due	$87,382	$111,989

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$27,554	$46,702
Commercial real estate	6,929	54,852
Acquisition, development, and construction	1,112	6,792
One-to-four family	81,015	106,207
Other loans	9,344	9,093

Total loans 30-89 days past due (including covered loans)	$125,954	$223,646

Geographical Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at June 30, 2012:

(in thousands)
New York	$170,231
Florida	98,053
New Jersey	58,713
Washington, D.C.	44,774
California	39,843
Arizona	30,636
Ohio	17,428
Connecticut	17,239
Nevada	15,963
Massachusetts	14,562
All other states	76,508

Total non-performing loans	$583,950

Securities

Securities totaled $4.3 billion at June 30, 2012, representing 9.8% of total assets and a $275.4 million reduction from the balance at December 31, 2011. GSE securities represented 90.6% of the June 30th balance, as compared to 93.7% at December 31st.

The decline in securities was primarily due to the low interest rate environment. With market interest rates at historical lows, reducing the yields on such assets, we chose to limit the deployment of our cash flows into securities.

Held-to-maturity securities represented $3.9 billion, or 90.4%, of total securities at the end of the second quarter, modestly higher than the $3.8 billion balance recorded at December 31st. At June 30, 2012, the fair value of securities held to maturity represented 104.6% of their carrying value, as compared to 103.9% at year-end. Mortgage-related securities accounted for $3.2 billion and $3.0 billion, respectively, of securities held to maturity at the end of June and December, while other securities represented $686.4 million and $819.6 million at the respective period-ends. The estimated weighted average life of the held-to-maturity securities portfolio was 4.8 years and 4.7 years at the corresponding dates.

Available-for-sale securities represented $411.5 million, or 9.6%, of total securities at the end of the second quarter, down from $724.7 million at December 31st. Included in the respective amounts were mortgage-related securities of $185.5 million and $192.0 million, and other securities of $226.0 million and $532.7 million. The estimated weighted average life of the available-for-sale securities portfolio was 5.3 years at the end of the second quarter, as compared to 3.0 years at December 31, 2011. The increase in the estimated weighted average life primarily reflects a decline in available-for-sale GSE debentures, which generally have shorter average lives than mortgage-related securities.

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

In the first six months of 2012, loan repayments and sales totaled $8.4 billion, as compared to $7.6 billion in the first six months of last year. Repayments and sales accounted for $3.3 billion and $5.1 billion, respectively, of the current six-month total and for $4.1 billion and $3.5 billion, respectively, of the year-earlier six-month amounts.

Cash flows from the repayment and sale of securities totaled $1.7 billion and $330.9 million, respectively, in the current six-month period, while purchases of securities totaled $1.8 billion during this time. In the first six months of 2011, the cash flows from the repayment and sale of securities totaled $1.0 billion and $828.6 million, respectively, and were partially offset by purchases of securities totaling $2.8 billion.

Deposits

Our ability to retain and attract retail deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. There are times we may choose not to compete for such deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund our loan demand.

While the vast majority of our retail deposits have been acquired through business combinations or gathered through our branch network, our overall mix of deposits has also included brokered deposits. Depending on the availability and pricing of such wholesale funding sources, we typically refrain from pricing our retail deposits at the higher end of the market in order to contain or reduce our funding costs.

Largely reflecting the $2.2 billion of deposits assumed in the Aurora Bank transaction, deposits rose $2.7 billion from the December 31st balance to $25.0 billion at June 30, 2012. CDs accounted for the bulk of the increase, rising $2.5 billion from the year-end balance to $9.9 billion at the end of June. CDs thus represented 39.4% of total deposits at the end of the second quarter, as compared to 33.1% at the end of last year.

Included in the June 30th balance of CDs were short-term brokered CDs of $1.4 billion and $766.7 million of retail and institutional CDs that were acquired in the transaction with Aurora Bank.

Core deposits (NOW and money market accounts, savings accounts, and non-interest-bearing deposits) totaled $15.1 billion at the close of the second quarter, reflecting a $243.1 million increase from the balance at December 31st. The six-month increase was the net effect of a $153.5 million increase in savings accounts to $4.1 billion, a $154.2 million increase in non-interest-bearing accounts to $2.3 billion, and a $64.6 million decrease in NOW and money market accounts to $8.7 billion. Included in the latter balance were $11.3 million of money market accounts acquired in the Aurora Bank transaction on June 28th.

Also included in the June 30th balance of NOW and money market accounts were brokered money market accounts of $3.7 billion, down $105.2 million from the amount recorded at December 31st. In addition, the June 30th balance of non-interest bearing deposits included brokered demand deposit accounts of $104.1 million, reflecting a $42.5 million increase from the December 31st amount.

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

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting of preferred stock of subsidiaries and senior notes). At June 30, 2012, borrowed funds totaled $12.6 billion, reflecting a $1.4 billion, or 9.8%, reduction from the balance at year-end. The reduction reflects the deployment of cash received in the Aurora Bank transaction to pay down certain wholesale borrowings.

Wholesale Borrowings

The six-month decline in borrowed funds was primarily due to a 9.5% reduction in the balance of wholesale borrowings to $12.2 billion at June 30, 2012 from $13.4 billion at December 31st. The June 30th balance represented 28.0% of total assets; the December 31st balance represented 32.0% of total assets, by comparison.

FHLB advances accounted for $7.8 billion of the June 30th total, reflecting a $1.5 billion decline from the balance at December 31, 2011. Included in the June 30th balance were $656.7 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition. The remaining advances were from the FHLB-NY.

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

Fed funds purchased accounted for $185.0 million of wholesale borrowings at the end of the second quarter; we had no fed funds purchased at December 31, 2011.

A significant portion of our wholesale borrowings at the end of June consisted of callable advances and callable repurchase agreements. As of June 30, 2012, $11.4 billion of our wholesale borrowings were callable by or before December 31st. Given the current interest rate environment, we do not expect these borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $427.0 million at June 30, 2012, comparable to the balance at December 31, 2011.

Other Borrowings

Other borrowings declined to $4.3 million at the close of the second quarter as $90.0 million of fixed rate senior notes that had been issued in 2008 under the Temporary Liquidity Guarantee Program matured on June 22, 2012.

Please see Note 6, “Borrowed Funds,” for a detailed discussion of our wholesale borrowings, junior subordinated debentures, and other borrowings.

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

In the second quarter of 2012, as in the trailing quarter, we continued to pursue the core components of our business model in order to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales to fund our loan production, as well as our more limited investments in securities; and (3) We continued to capitalize on the historically low level of the target fed funds rate to reduce our retail funding costs.

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

We also invest in exchange-traded derivative financial instruments that are expected to experience opposite and offsetting changes in fair value as related to the value of our MSRs.

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

At June 30, 2012, our one-year gap was a negative 4.51%, as compared to a negative 0.92% at December 31, 2011. The six-month change in our one-year gap was primarily due to the acquisition of short-term deposits in the Aurora Bank transaction and debt securities being called. These factors were partially offset by a decline in short-term borrowed funds.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2012 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2012 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. Prepayment rates were assumed to range from 13% to 32% annually for mortgage-related securities, and from 14% to 20% for multi-family and CRE loans. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 42% for the first five years, 15% for years five through ten, and 43% for the years thereafter. NOW accounts were assumed to decay at 36% for the first five years, 27% for years five through ten, and 37% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at 93% for the first five years and 7% for years five through ten.

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

As of June 30, 2012, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of one. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of one.

Interest Rate Sensitivity Analysis

	At June 30, 2012
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,682,031	$5,449,811	$9,392,520	$7,062,586	$3,667,551	$561,686	$30,816,185
Mortgage-related securities (2)(3)	213,482	513,628	800,968	440,189	1,266,083	118,259	3,352,609
Other securities and money market investments (2)	828,294	220,015	25,250	2,030	67,003	198,707	1,341,299

Total interest-earning assets	5,723,807	6,183,454	10,218,738	7,504,805	5,000,637	878,652	35,510,093

INTEREST-BEARING LIABILITES:
NOW and money market accounts	3,938,025	513,730	873,726	1,632,464	986,257	748,347	8,692,549
Savings accounts	619,445	89,865	316,696	698,808	620,500	1,762,058	4,107,372
Certificates of deposit	2,553,219	4,083,500	2,612,848	567,962	18,621	16,552	9,852,702
Borrowed funds	1,235,762	836,029	276,265	4,943,763	5,083,631	213,162	12,588,612

Total interest-bearing liabilities	8,346,451	5,523,124	4,079,535	7,842,997	6,709,009	2,740,119	35,241,235

Interest rate sensitivity gap per period (4)	$(2,622,644)	$660,330	$6,139,203	$(338,192)	$(1,708,372)	$(1,861,467)	$268,858

Cumulative interest rate sensitivity gap	$(2,622,644)	$(1,962,314)	$4,176,889	$3,838,697	$2,130,325	$268,858

Cumulative interest rate sensitivity gap as a percentage of total assets	(6.03)%	(4.51)%	9.60%	8.83%	4.90%	0.62%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	68.58%	85.85%	123.27%	114.88%	106.55%	100.76%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at June 30, 2012, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+200	(5.37)%
+100	(1.86)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2012, the following table reflects the estimated percentage change in net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	0.35%
+100 over one year	0.12

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $3.2 billion at June 30, 2012, as compared to $2.0 billion at December 31, 2011. Included in the June 30th amount were $1.0 billion of pledged reverse repurchase agreements, as well as cash received in connection with the Aurora Bank transaction on June 28th. In addition to assuming deposits of $2.2 billion, we received a payment of $24.0 million which will be amortized over the expected life of the assumed deposits as a reduction of interest expense. A portion of the cash stemming from the Aurora Bank transaction was utilized to pay down certain wholesale borrowings at quarter-end.

Loans and securities continued to be a significant source of liquidity in the current six-month period, with proceeds from the repayment and sale of loans totaling $8.4 billion, and the repayment and sale of securities generating proceeds of $2.1 billion.

Additional liquidity stems from the retail deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale sources of funds is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the FHLB-NY and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. As of June 30, 2012, our available borrowing capacity with the FHLB-NY was $7.0 billion. In addition, the Community Bank and the Commercial Bank had available-for-sale securities of $408.9 million, combined, at that date.

Our primary investing activity is loan production and, in the first six months of 2012, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash used in investing activities totaled $365.7 million. Our financing activities provided net cash of $1.1 billion and our operating activities provided net cash of $395.7 million.

CDs due to mature in one year or less from June 30, 2012 totaled $6.6 billion, representing 67.4% of total CDs at that date. Our ability to retain these CDs and to attract new retail deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times that we may choose not to compete for retail deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Company is able to pay dividends either from surplus, or in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Company is not required to obtain prior Federal Reserve Bank approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks; the dividend declared for a period is not supported by earnings for that period; or the Company plans to declare a material increase in its dividend.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the first six months of 2012, the Banks paid dividends totaling $220.0 million to the Parent Company, leaving $302.3 million that they could dividend to the Parent Company without regulatory approval at June 30, 2012. In addition, sources of liquidity available to the Parent Company at that date included $142.5 million in cash and cash equivalents, together with $2.6 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved by the regulatory authorities.

Contractual Obligations and Off-Balance-Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

At June 30, 2012, commitments to originate loans totaled $3.3 billion, including $1.5 billion of loans held for investment and $1.8 billion of loans held for sale. We also had off-balance-sheet commitments to issue stand-by letters of credit of $181.8 million, and contractual obligations to purchase $707.4 million of GSE securities.

In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the close of the current second quarter were comparable to the amounts at the end of December, as discussed in our 2011 Annual Report on Form 10-K.

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At June 30, 2012, we held derivative financial instruments with a notional value of $5.7 billion. (Please see Note 11, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first six months of 2012, we maintained the strength of our capital position, as our levels of stockholders’ equity and tangible stockholders’ equity rose $45.8 million and $55.9 million, respectively, to $5.6 billion and $3.1 billion, from the levels recorded at December 31, 2011. The six-month increases were tempered by the distribution of cash dividends totaling $219.2 million, reflecting two quarterly cash dividends of $0.25 per share each. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

At June 30th and December 31st, stockholders’ equity represented 12.90% and 13.24%, respectively, of total assets and respective book values per share of $12.78 and $12.73. Our calculations of book value per share were based on the number of shares outstanding at the end of June and December, which were 439,124,100 and 437,344,796 shares, respectively.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both June 30, 2012 and December 31, 2011, we recorded goodwill of $2.4 billion; CDI equaled $41.6 million and $51.7 million, respectively, at the corresponding dates.

At June 30, 2012, tangible stockholders’ equity represented 7.64% of tangible assets, as compared to 7.78% at December 31st. Excluding AOCL from the calculation, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.79% at the end of the current second quarter, as compared to 7.95% at year-end. AOCL totaled $64.1 million at the end of the current second quarter, as compared to $71.9 million at December 31st. The six-month reduction in AOCL was the result of a $4.7 million increase in the net unrealized gain on available-for-sale securities, net of tax; a $3.1 million reduction in pension and post-retirement obligations, net of tax; and a modest reduction in the net unrealized loss on the non-credit portion of OTTI losses, net of tax.

Consistent with our focus on capital strength and preservation, the level of stockholders’ equity at June 30, 2012, continued to exceed the minimum federal requirements for a bank holding company. Our subsidiary banks also reported solid levels of capital at the end of the current second quarter, and continued to exceed the requirements for classification as “well capitalized” institutions under the FDIC Improvement Act. At June 30, 2012, New York Community Bank and New York Commercial Bank had respective Tier 1 leverage capital ratios of 8.53% and 13.30%; respective Tier 1 risk-based capital ratios of 12.82% and 16.77%; and respective total risk-based capital ratios of 13.54% and 17.43%. The minimum regulatory requirements for classification as a “well capitalized” institution are a leverage capital ratio of 5.00%, a Tier 1 risk-based capital ratio of 6.00%, and a total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at June 30, 2012 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements:

Regulatory Capital Analysis (the Company)

	At June 30, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,624,913	9.17%	$3,624,913	13.65%	$3,815,400	14.37%
Regulatory capital requirement	1,580,823	4.00	1,062,249	4.00	2,124,497	8.00

Excess	$2,044,090	5.17%	$2,562,664	9.65%	$1,690,903	6.37%

Regulatory Capital Analysis (New York Community Bank)

	At June 30, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,159,775	8.53%	$3,159,775	12.82%	$3,337,020	13.54%
Regulatory capital requirement	1,481,486	4.00	985,943	4.00	1,971,886	8.00

Excess	$1,678,289	4.53%	$2,173,832	8.82%	$1,365,134	5.54%

Regulatory Capital Analysis (New York Commercial Bank)

	At June 30, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$336,570	13.30%	$336,570	16.77%	$349,735	17.43%
Regulatory capital requirement	101,235	4.00	80,258	4.00	160,517	8.00

Excess	$235,335	9.30%	$256,312	12.77%	$189,218	9.43%

Basel III Proposal

In June 2012, our primary federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Banks, compared to the current U.S. risk-based capital rules. The current rules are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords.

The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 and January 1, 2015, respectively.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of June 30, 2012, the Company, the Community Bank, and the Commercial Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and in the proposed rules issued in June 2012. However, given our strong capital levels, no material impact is anticipated when the new rules are finally implemented. Management will continue to monitor these and any future proposals submitted by our regulators.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012

Earnings Summary

In the second quarter of 2012, we generated earnings of $131.2 million, an increase from $118.3 million and $119.5 million, respectively, in the trailing and year-earlier three months. The current second quarter amount was equivalent to $0.30 per diluted share, an increase from $0.27 per diluted share in each of the earlier periods.

After-tax net securities gains contributed $84,000 to our current second quarter earnings, as compared to $443,000 in the first quarter of this year. While after-tax net securities gains contributed $11.2 million, or $0.03 per diluted share, to our earnings in the second quarter of 2011, the benefit was offset by a $10.8 million, or $0.03 per diluted share, after-tax OTTI loss on securities. Nonetheless, our earnings in the second quarter of last year were increased by a $5.9 million after-tax gain on the disposition of our insurance premium financing business, which was equivalent to $0.01 per diluted share.

Linked-Quarter Comparison

The $13.0 million, or 11.0%, linked-quarter increase in our current second quarter earnings was driven by two primary factors: a $23.2 million rise in mortgage banking income to $58.3 million, and an $8.2 million rise in net interest income to $296.7 million.

The rise in mortgage banking income was attributable to the decline in residential mortgage interest rates over the course of the quarter, which triggered an increase in refinancing activity as well as new home purchases. The rise in net interest income was attributable to an increase in prepayment penalty income as the decline in market interest rates triggered an increase in refinancing activity in the markets for our multi-family and CRE loans.

While the provision for losses on non-covered loans was $15.0 million in the second quarter of this year, as it was in the trailing quarter, we also recorded an $18.4 million provision for losses on covered loans. The impact of the latter provision on our current second quarter earnings was largely offset by FDIC indemnification income of $14.8 million, recorded in non-interest income during the same three-month period.

The increase in earnings was also tempered by a $5.5 million increase in operating expenses, to $150.5 million, primarily reflecting a $4.2 million increase in G&A expense. In connection with the increase in residential mortgage loan production, we experienced a rise in variable mortgage banking expenses, in addition to incurring higher costs associated with the acquisition and management of OREO.

Primarily reflecting a $20.8 million increase in pre-tax income to $206.0 million, income tax expense rose $7.8 million on a linked-quarter basis to $74.8 million in the second quarter of 2012.

Year-Over-Year Comparison

The $11.8 million, or 9.8%, rise in earnings was attributable to a $46.5 million increase in mortgage banking income, as the decline in residential mortgage interest rates prompted an increase in the volume of one-to-four family loans originated for sale. In addition to an increase in income from originations, the rise in mortgage banking income was due to higher gain-on-sale margins and servicing income.

The increase in earnings was only partly offset by a $5.3 million decline in net interest income, as the benefit of an increase in prepayment penalty income and the balance of interest-earning assets was exceeded by the impact of the decline in intermediate interest rates on our average asset yields. While our average cost of funds also declined year-over-year, the magnitude of that reduction was exceeded by the magnitude of the reduction in our average asset yield.

While the provision for losses on non-covered loans was consistent with the year-earlier provision, the provision for losses on covered loans was $9.7 million higher in the current second quarter than it was in the year-earlier three months. Nonetheless, the impact of the increase in the provision for losses on covered loans was largely offset by a $7.1 million increase in the FDIC indemnification income recorded in non-interest income during the same three-month period.

While operating expenses rose $2.6 million year-over-year, primarily reflecting an increase in occupancy and equipment and G&A expenses, the impact on earnings was largely tempered by a decline in the amortization of CDI.

Reflecting a $23.9 million increase in pre-tax income and a rise in the effective tax rate, income tax expense rose $12.2 million year-over-year.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target fed funds rate—the rate at which banks borrow funds overnight from one another—as it deems necessary. The target fed funds rate has been maintained at a range of zero to 0.25% since the fourth quarter of 2008.

While the fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. The five- and ten-year Constant Maturity Treasury (“CMT”) rates averaged 0.79% and 1.83%, respectively, in the current second quarter, as compared to 0.90% and 2.04% in the trailing quarter and to 1.85% and 3.20%, respectively, in the year-earlier three months.

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

In the second quarter of 2012, our net interest income rose $8.2 million to $296.7 million linked-quarter, notwithstanding the continued flattening of the yield curve as intermediate-term interest rates declined to historical lows. As interest rates moved lower, refinancing activity increased in the multi-family and commercial real estate markets, triggering an increase in prepayment penalty income on a linked-quarter basis and year-over-year. Specifically, prepayment penalty income rose to $32.0 million in the current second quarter, from $17.5 million and $25.9 million, respectively, in the trailing and year-earlier three months.

While net interest income declined year-over-year, the amount of the reduction was a comparatively modest $5.3 million. In addition to the increase in prepayment penalty income, the impact of the yield curve on the Company’s net interest income was tempered by an increase in the average balance of interest-earning assets, and a continued reduction in the Company’s funding costs.

Linked-Quarter Comparison

The linked-quarter increase in net interest income was the net effect of an $8.3 million rise in interest income to $455.0 million and a $100,000 increase in interest expense to $158.3 million.

The modest increase in interest income was driven by the aforementioned increase in prepayment penalty income, which contributed 35 basis points to the average yield on interest-earning assets and 41 basis points to the average yield on loans. While the average balance of interest-earning assets rose $363.0 million to $35.9 billion, the average yield rose four basis points to 5.07%.

The interest income generated by loans totaled $406.5 million, and accounted for the majority of the increase in interest income overall. The increase in the interest income from loans was the result of a $184.9 million rise in the average balance of such assets to $30.8 billion and a seven-basis point increase in the average yield to 5.28%.

Securities and money market investments accounted for the remaining $48.5 million of interest income produced in the current second quarter, comparable to the level produced in the first quarter of this year. While the average balance of such assets rose $178.1 million to $5.1 billion linked-quarter, the average yield on such assets fell 14 basis points during this time, to 3.79%.

The modest linked-quarter increase in interest expense was the net effect of a $113.2 million reduction in the average balance of interest-bearing liabilities to $33.5 billion and a one-basis point rise in the average cost of funds to 1.90%. Interest-bearing deposits accounted for $36.4 million of the interest expense generated during the current second quarter, reflecting a $462,000 increase from the trailing-quarter amount. The modest rise was the net effect of a $323.2 million increase in the average balance of such deposits to $20.5 billion and a one-basis point reduction in the average cost to 0.71%. Although the Aurora Bank transaction added $2.2 billion of deposits to the June 30, 2012 balance, the effect on the average balance and the average cost of interest-bearing deposits was limited in view of the June 28th closing date.

The linked-quarter increase in interest expense was tempered by a $362,000 decline in the interest expense produced by borrowed funds to $121.9 million, as the average balance of such funds fell $436.5 million to $13.0 billion, exceeding the impact of a 12-basis point rise in the average cost to 3.78%.

Year-Over-Year Comparison

The year-over-year reduction in net interest income was the net effect of a $14.0 million decline in interest income and an $8.7 million decline in interest expense.

While the decline in interest income was tempered by a $1.4 billion rise in the average balance of interest-earning assets, the benefit of that increase was exceeded by the impact of a 37-basis point reduction in the average yield. Although prepayment penalty income contributed 35 and 30 basis points, respectively, to the average yield on interest-earning assets in the current and year-earlier second quarters, the benefit was more than offset by the year-over-year decline in market interest rates, and the replenishment of the balance sheet with lower-yielding loans and securities.

In fact, the interest income produced by loans fell $1.8 million year-over-year, as the benefit of a $2.1 billion rise in the average balance was exceeded by the impact of a 42-basis point decline in the average yield. Prepayment penalty income contributed 41 basis points to the average yield on loans in the current second quarter, as compared to 36 basis points in the second quarter of last year. In addition, the interest income produced by securities and money market investments fell $12.2 million, as the average balance of such assets declined $746.4 million and the average yield declined 36 basis points.

The year-over-year reduction in interest expense was the net effect of a $429.8 million increase in the average balance of interest-bearing liabilities and a 13-basis point decline in the average cost of funds. The interest expense produced by deposits fell $3.1 million during this time, as the impact of a $465.1 million rise in the average balance was modestly tempered by an eight-basis point decline in the average cost. The interest expense produced by borrowed funds, meanwhile, fell $5.6 million, as a $35.3 million decline in the average balance occurred in tandem with a 15-basis point decline in the average cost.

Net Interest Margin

We recorded a margin of 3.30% in the current second quarter, as compared to 3.24% and 3.50%, respectively, in the trailing quarter and year-earlier three months. The linked-quarter increase was attributable to the rise in prepayment penalty income, which added 36 basis points to our current second quarter margin, in contrast with 20 basis points in the first quarter of this year. Prepayment penalty income added 30 basis points to our margin in the second quarter of 2011, tempering the impact of the year-over-year decline in average asset yields.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	June 30, 2012			March 31, 2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,780,471	$406,481	5.28%	$30,595,529	$398,184	5.21%
Securities and money market investments(2)(3)	5,112,683	48,499	3.79	4,934,593	48,454	3.93

Total interest-earning assets	35,893,154	454,980	5.07	35,530,122	446,638	5.03
Non-interest-earning assets	6,023,700			6,244,891

Total assets	$41,916,854			$41,775,013

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,805,432	$9,357	0.43%	$8,800,787	$8,733	0.40%
Savings accounts	4,080,984	3,565	0.35	3,983,234	3,496	0.35
Certificates of deposit	7,641,613	23,489	1.24	7,420,769	23,720	1.29

Total interest-bearing deposits	20,528,029	36,411	0.71	20,204,790	35,949	0.72
Borrowed funds	12,983,063	121,913	3.78	13,419,550	122,275	3.66

Total interest-bearing liabilities	33,511,092	158,324	1.90	33,624,340	158,224	1.89
Non-interest-bearing deposits	2,466,411			2,324,849
Other liabilities	373,770			297,528

Total liabilities	36,351,273			36,246,717
Stockholders’ equity	5,565,581			5,528,296

Total liabilities and stockholders’ equity	$41,916,854			$41,775,013

Net interest income/interest rate spread		$296,656	3.17%		$288,414	3.14%

Net interest margin			3.30%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.06x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,780,471	$406,481	5.28%	$28,643,118	$408,292	5.70%
Securities and money market investments(2)(3)	5,112,683	48,499	3.79	5,859,082	60,716	4.15

Total interest-earning assets	35,893,154	454,980	5.07	34,502,200	469,008	5.44
Non-interest-earning assets	6,023,700			6,351,588

Total assets	$41,916,854			$40,853,788

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,805,432	$9,357	0.43%	$8,794,496	$10,398	0.47%
Savings accounts	4,080,984	3,565	0.35	4,022,838	4,206	0.42
Certificates of deposit	7,641,613	23,489	1.24	7,245,588	24,952	1.38

Total interest-bearing deposits	20,528,029	36,411	0.71	20,062,922	39,556	0.79
Borrowed funds	12,983,063	121,913	3.78	13,018,339	127,508	3.93

Total interest-bearing liabilities	33,511,092	158,324	1.90	33,081,261	167,064	2.03
Non-interest-bearing deposits	2,466,411			1,988,889
Other liabilities	373,770			325,621

Total liabilities	36,351,273			35,395,771
Stockholders’ equity	5,565,581			5,458,017

Total liabilities and stockholders’ equity	$41,916,854			$40,853,788

Net interest income/interest rate spread		$296,656	3.17%		$301,944	3.41%

Net interest margin			3.30%			3.50%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.04x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

In the three months ended June 30, 2012, we recorded a $15.0 million provision for losses on non-covered loans, consistent with the provisions recorded in the trailing quarter and the year-earlier three months. Reflecting the current second quarter provision and net charge-offs of $13.9 million, the allowance for losses on non-covered loans totaled $137.9 million at June 30, 2012, representing 54.73% of non-performing non-covered loans and 0.52% of total non-covered loans. At March 31, 2012 and June 30, 2011, the allowance for losses on non-covered loans totaled $136.8 million and $134.5 million, representing 44.68% and 26.73%, respectively, of non-performing non-covered loans and 0.51% and 0.55%, respectively, of total non-covered loans.

Provision for Losses on Covered Loans

In the three months ended June 30, 2012 and 2011, we recorded provisions for losses on covered loans of $18.4 million and $8.7 million, respectively. The provisions were recorded due to deterioration in the credit quality of certain loan portfolios acquired in the transactions with AmTrust and Desert Hills.

The provisions for losses on covered loans recorded in the second quarters of 2012 and 2011 were largely offset by FDIC indemnification income of $14.8 million and $7.6 million, recorded in non-interest income in the respective periods.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowances for losses on both non-covered loans and covered loans, together with the discussion of asset quality that appears earlier in this report.

Non-Interest Income

Non-interest income totaled $98.2 million in the current second quarter, reflecting a $36.2 million, or 58.4%, increase from the trailing-quarter level and a $39.3 million, or 66.8%, increase from the year-earlier amount.

Mortgage banking income accounted for the bulk of these increases, having risen $23.2 million and $46.5 million, respectively, from the levels recorded in the trailing and year-earlier quarters, to $58.3 million in the three months ended June 30, 2012. These increases were attributable to the significant volume of one-to-four family loans produced by our mortgage banking operation, as well as expanded gain-on-sale margins and higher servicing income. Included in the current second quarter amount was income from originations of $53.0 million, up from $40.0 million and $9.3 million, respectively, in the trailing and year-earlier three months. Servicing income accounted for $5.3 million of mortgage banking income in the second quarter of 2012.

In addition to mortgage banking income, the Company has three other ongoing sources of non-interest income: fee income, income from bank-owned life insurance (“BOLI”), and other income, the latter consisting primarily of revenues from the sale of third-party investment products and revenues generated by a New York Community Bank subsidiary, Peter B. Cannell & Co., Inc. Revenues from these three sources totaled $25.0 million in the current second quarter, as compared to $26.1 million and $29.0 million, respectively, in the trailing and year-earlier three months. Including mortgage banking income, non-interest income from ongoing sources rose to $83.3 million in the current second quarter, from $61.3 million and $40.8 million, respectively, in the prior periods.

In addition, the Company recorded net securities gains of $141,000 in the current second quarter, in contrast to $718,000 and $18.7 million, respectively, in the trailing and year-earlier three months. While the Company also recorded a $9.8 million gain on business disposition in the three months ended June 30, 2011, the benefit of that gain and the net securities gains recorded in the same quarter were tempered by an $18.1 million OTTI loss on securities.

As indicated in the preceding discussion of the covered loan loss provision, FDIC indemnification income accounted for $14.8 million of non-interest income in the current second quarter and for $7.6 million in the second quarter of last year.

The following table summarizes the components of non-interest income for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	June 30, 2012	March 31, 2012	June 30, 2011
Fee income	$9,433	$ 9,758	$ 12,143
BOLI income	6,802	9,585	7,564
Net gain on sale of securities	141	718	18,743
FDIC indemnification income	14,759	--	7,624
Mortgage banking income	58,323	35,165	11,774
Gain on business disposition	--	--	9,823
Loss on OTTI of securities	--	--	(18,124)
Other income:
Peter B. Cannell & Co., Inc.	3,638	3,759	3,635
Third-party investment product sales	3,886	3,871	3,273
Other	1,223	(860)	2,433

Total other income	8,747	6,770	9,341

Total non-interest income	$98,205	$61,996	$ 58,888

Non-Interest Expense

Non-interest expense consists of operating expenses (comprised of compensation and benefits, occupancy and equipment, and G&A expenses) and the amortization of CDI. In the three months ended June 30, 2012, non-interest expense equaled $155.4 million, up $5.3 million from the trailing-quarter level and comparable to the level recorded in the year-earlier three months.

Operating expenses accounted for $150.5 million of non-interest expense in the current second quarter, reflecting a linked-quarter increase of $5.5 million and a year-over-year increase of $2.6 million. Compensation and benefits expense accounted for $73.6 million of the current second-quarter total, comparable with the levels recorded in the trailing quarter and the year-earlier three months. Occupancy and equipment expense rose $1.4 million and $1.5 million, respectively, during these times, to $23.2 million, while G&A expense rose $4.2 million linked-quarter and $757,000 year-over-year, to $53.7 million. The linked-quarter increase in G&A expense largely reflects the costs associated with the acquisition and management of OREO, as well as a higher level of variable mortgage banking expenses.

Notwithstanding the increase in operating expenses, the Company reported an efficiency ratio of 38.12% in the current second quarter, as compared to 41.39% and 40.99%, respectively, in the trailing and year-earlier three months. The linked-quarter improvement reflects the increased levels of net interest income and non-interest income, while the year-over-year improvement reflects an increase in non-interest income alone.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes and totaled $74.8 million in the current second quarter, reflecting a linked-quarter increase of $7.8 million and a year-over-year increase of $12.2 million. Pre-tax income rose $20.8 million and $23.9 million, respectively, from levels recorded in the earlier periods to $206.0 million in the second quarter of 2012. In addition, the effective tax rate was 36.3% in the current second quarter, as compared to 36.2% and 34.4%, respectively, in the trailing and year-earlier three months. The increase in the effective tax rate is primarily attributable to a reduction in available business tax credits and the increase in pre-tax income.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012

Earnings Summary

The Company reported earnings of $249.5 million, or $0.56 per diluted share, in the six months ended June 30, 2012, as compared to $242.6 million, or $0.55 per diluted share, in the year-earlier six months.

Non-interest income rose $42.7 million to $160.2 million in the current six-month period, exceeding the impact of a $20.1 million reduction in net interest income to $585.1 million, and a $3.9 million increase in non-interest expense to $305.6 million. While the provision for losses on non-covered loans declined $11.0 million year-over-year, to $30.0 million, the benefit was tempered by a $9.7 million increase in the provision for losses on covered loans to $18.4 million. Income tax expense rose $13.1 million year-over-year, to $141.8 million, largely reflecting the $20.0 million rise in pre-tax income to $391.2 million and an increase in the effective tax rate to 36.2%.

Included in our earnings for the first six months of this year were after-tax net securities gains of $527,000. In contrast, our earnings for the first six months of 2011 included after-tax net securities gains of $17.1 million, and an after-tax gain on business disposition of $5.9 million. The respective gains were equivalent to $0.04 and $0.01 per diluted share. The benefit of these after-tax gains was tempered by an after-tax OTTI loss of $10.8 million, which was equivalent to $0.03 per diluted share.

Net Interest Income

In the first six months of 2012, we generated net interest income of $585.1 million, down $20.1 million from the level recorded in the first six months of last year. While prepayment penalty income added $49.5 million to the interest income on loans and interest-earning assets, total interest income declined $38.3 million year-over-year, to $901.6 million, exceeding an $18.2 million decline in total interest expense to $316.5 million.

The decline in interest income was attributable to a combination of factors, including the flattening of the yield curve as intermediate-term interest rates continued to decline to historical lows. While the reduction in such interest rates triggered an increase in refinancing activity and, therefore, prepayment penalty income, the balance sheet was replenished with assets that featured lower yields. As a result, the average yield on interest-earning assets fell to 5.05% in the first six months of this year from 5.52% in the first six months of 2011, even as the average balance of interest-earning assets rose $1.6 billion to $35.7 billion during the same time. Prepayment penalty income added 28 and 27 basis points to the average yield on assets in the current and year-earlier six-month periods, respectively.

Notwithstanding the aforementioned contribution of prepayment penalty income, the interest income on loans fell $19.6 million year-over-year to $804.7 million, as the benefit of a $2.1 billion increase in the average balance to $30.7 billion was exceeded by the impact of a 52-basis point decline in the average yield to 5.25%. Prepayment penalty income added 33 basis points to the average yield on loans in the current six-month period, as compared to 32 basis points in the year-earlier six months.

In addition, the interest income produced by securities and money market investments fell $18.7 million year-over-year, to $97.0 million, as the average balance of such assets declined by $496.1 million to $5.0 billion and the average yield on such assets fell 33 basis points to 3.86%.

The decline in interest expense was the net effect of a $511.4 million increase in the average balance of interest-bearing liabilities to $33.6 billion and a 14-basis point reduction in the average cost of funds to 1.90%. While the average balances of interest-bearing deposits and borrowed funds rose $343.2 million and $168.2 million, respectively, to $20.4 billion and $13.2 billion, the average costs of such funds fell 11 and 19 basis points, respectively, to 0.71% and 3.72% during the same time. As a result, the interest expense generated by interest-bearing deposits fell $9.5 million year-over-year to $72.4 million, and the interest expense produced by borrowed funds fell $8.7 million to $244.2 million. While our average funding costs continued to fall, the magnitude of the reduction was considerably less than the decline in our average interest-earning asset yields.

Reflecting the same factors that led to the decline in net interest income, our net interest margin was 3.27% in the current six-month period, as compared to 3.54% in the year-earlier six months. The 27-basis point decline in our net interest margin was tempered by the aforementioned contribution of prepayment penalty income, which was 28 basis points.

Net Interest Income Analysis

	Six Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,688,000	$804,665	5.25%	$28,567,491	$824,234	5.77%
Securities and money market investments (2)(3)	5,023,638	96,953	3.86	5,519,741	115,697	4.19

Total interest-earning assets	35,711,638	901,618	5.05	34,087,232	939,931	5.52
Non-interest-earning assets	6,121,634			6,696,572

Total assets	$41,833,272			$40,783,804

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$8,803,109	$18,090	0.41%	$8,613,442	$21,552	0.50%
Savings accounts	4,032,109	7,061	0.35	3,967,038	8,333	0.42
Certificates of deposit	7,531,191	47,209	1.26	7,442,778	51,926	1.41

Total interest-bearing deposits	20,366,409	72,360	0.71	20,023,258	81,811	0.82
Borrowed funds	13,201,307	244,188	3.72	13,033,071	252,924	3.91

Total interest-bearing liabilities	33,567,716	316,548	1.90	33,056,329	334,735	2.04
Non-interest-bearing deposits	2,395,630			1,900,559
Other liabilities	335,649			342,071

Total liabilities	36,298,995			35,298,959
Stockholders’ equity	5,534,277			5,484,845

Total liabilities and stockholders’ equity	$41,833,272			$40,783,804

Net interest income/interest rate spread		$585,070	3.15%		$605,196	3.48%

Net interest margin			3.27%			3.54%

Ratio of interest-earning assets to interest-bearing liabilities			1.06x			1.03x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans totaled $30.0 million in the current six-month period, reflecting an $11.0 million decrease from the year-earlier amount. In the first six months of 2012, we recorded net charge-offs of $29.4 million, down from $65.5 million in the first six months of last year.

Provision for Losses on Covered Loans

We also recorded an $18.4 million provision for losses on covered loans in the current six-month period, exceeding the year-earlier provision by $9.7 million. The respective provisions were largely offset by FDIC indemnification income of $14.8 million and $7.6 million, recorded in non-interest income, for the six months ended June 30, 2012 and 2011.

For additional information about the provisions for loan losses recorded in the first six months of 2012 and 2011, please see “Allowances for Loan Losses” within the discussion of Critical Accounting Policies and “Asset Quality” within the Balance Sheet Summary.

Non-Interest Income

Driven by a $61.8 million increase in mortgage banking income to $93.5 million, non-interest income rose $42.7 million year-over-year to $160.2 million in the first six months of 2012.

The increase in mortgage banking income was primarily due to a $67.9 million rise in income from originations to $93.0 million, reflecting not only the surge in refinancing and purchasing activity, but also the higher margins we achieved on the sale of one-to-four family loans. The increase in mortgage banking income was only partly offset by a $6.1 million decline in servicing income to $511,000 as the $5.3 million of servicing income recorded in the current second quarter was largely offset by a servicing loss in the first quarter of this year.

While BOLI income also rose year-over-year, by $1.9 million, fee income and other income declined $4.9 million and $3.7 million, respectively, during this time. As a result, the non-interest income generated by these three ongoing sources declined to $51.1 million from $57.7 million, the year-earlier amount. Including mortgage banking income, income from our ongoing sources of non-interest income rose to $144.6 million in the current six-month period from $89.4 million in the year-earlier six months.

Net securities gains added $859,000 to non-interest income in the first six months of 2012, in contrast to $28.7 million in the first six months of last year. While the net securities gains recorded in the first six months of 2011 occurred in tandem with a $9.8 million gain on business disposition, these gains were largely offset by an $18.1 million OTTI loss on securities.

The following table summarizes the sources and amounts of non-interest income in the six months ended June 30, 2012 and 2011:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2012	2011
Fee income	$ 19,191	$ 24,042
BOLI	16,387	14,453
Net gain on sale of securities	859	28,735
FDIC indemnification income	14,759	7,624
Mortgage banking income	93,488	31,712
Gain on business disposition	--	9,823
Loss on OTTI of securities	--	(18,124)
Other income:
Peter B. Cannell & Co., Inc.	7,397	7,264
Third-party investment product sales	7,757	6,444
Other	363	5,525

Total other income	15,517	19,233

Total non-interest income	$160,201	$117,498

Non-Interest Expense

Non-interest expense rose $3.9 million year-over-year, to $305.6 million, as an $8.3 million increase in operating expenses to $295.5 million was tempered by a $4.5 million reduction in the amortization of CDI to $10.1 million.

G&A expense accounted for $5.0 million of the increase in operating expenses, primarily reflecting higher variable mortgage banking expenses and the costs of acquiring and managing OREO. Compensation and benefits expense rose $1.9 million year-over-year, to $147.2 million, primarily reflecting normal salary increases and the distribution of certain incentive-based stock awards. Occupancy and equipment expense rose an even more modest $1.4 million, to $45.1 million, during this time.

Income Tax Expense

Income tax expense rose $13.1 million year-over-year to $141.8 million, reflecting a $20.0 million increase in pre-tax income to $391.2 million and an increase in the effective tax rate to 36.2% from 34.6%. The year-over-year increase in the effective tax rate for the first six months of this year was primarily due to a reduction in available business tax credits and the increase in pre-tax income.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2012, the Company allocated $128,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month #1: April 1, 2012 through April 30, 2012	8,365	$13.72	8,365	561,919
Month #2: May 1, 2012 through May 31, 2012	--	--	--	561,919
Month #3: June 1, 2012 through June 30, 2012	1,083	12.31	1,083	560,836
Total	9,448	$13.55	9,448

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 560,836 shares were still available for repurchase at June 30, 2012. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 10.1	New York Community Bancorp, Inc. 2012 Stock Incentive Plan (5)

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on June 20, 2007 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).
(5)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 26, 2012 (File No. 001-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2012	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 9, 2012	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer