Form 10-Q
period 2012-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2012-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Yes        No  X

439,114,402
Number of shares of common stock outstanding at October 31, 2012

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2012

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2012 (unaudited)	December 31, 2011
Assets:
Cash and cash equivalents	$2,538,290	$2,001,737
Securities:
Available-for-sale ($165,835 and $590,488 pledged, respectively)	378,514	724,662
Held to maturity ($4,377,046 and $3,610,172 pledged, respectively) (fair value of $5,004,397 and $3,966,185, respectively)	4,765,694	3,815,854

Total securities	5,144,208	4,540,516

Non-covered loans held for sale	1,211,767	1,036,918
Non-covered loans held for investment, net of deferred loan fees and costs	26,822,850	25,532,818
Less: Allowance for losses on non-covered loans	(139,015)	(137,290)

Non-covered loans held for investment, net	26,683,835	25,395,528
Covered loans	3,400,624	3,753,031
Less: Allowance for losses on covered loans	(54,591)	(33,323)

Covered loans, net	3,346,033	3,719,708

Total loans, net	31,241,635	30,152,154
Federal Home Loan Bank stock, at cost	473,629	490,228
Premises and equipment, net	253,504	250,859
FDIC loss share receivable	594,994	695,179
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	36,734	51,668
Mortgage servicing rights	122,530	117,012
Bank-owned life insurance	781,630	768,996
Other real estate owned (includes $50,404 and $71,400, respectively, covered by loss sharing agreements)	94,336	155,967
Other assets	376,174	363,855

Total assets	$44,093,795	$42,024,302

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$8,814,151	$8,757,198
Savings accounts	4,122,015	3,953,859
Certificates of deposit	9,091,022	7,373,263
Non-interest-bearing accounts	2,494,435	2,189,810

Total deposits	24,521,623	22,274,130
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	8,945,008	9,314,193
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	100,000	--

Total wholesale borrowings	13,170,008	13,439,193
Junior subordinated debentures	427,077	426,936
Other borrowings	4,300	94,284

Total borrowed funds	13,601,385	13,960,413
Other liabilities	328,322	224,055

Total liabilities	38,451,330	36,458,598

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 439,133,951 and 437,426,665 shares issued, and 439,114,402 and 437,344,796 shares outstanding, respectively)	4,391	4,374
Paid-in capital in excess of par	5,321,655	5,309,269
Retained earnings	374,351	324,967
Treasury stock, at cost (19,549 and 81,869 shares, respectively)	(258)	(996)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	10,871	1,321
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,552)	(13,627)
Net unrealized loss on pension and post-retirement obligations, net of tax	(54,993)	(59,604)

Total accumulated other comprehensive loss, net of tax	(57,674)	(71,910)

Total stockholders’ equity	5,642,465	5,565,704

Total liabilities and stockholders’ equity	$44,093,795	$42,024,302

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income:
Mortgage and other loans	$394,935	$400,114	$1,199,600	$1,224,348
Securities and money market investments	47,776	61,777	144,729	177,474

Total interest income	442,711	461,891	1,344,329	1,401,822

Interest Expense:
NOW and money market accounts	9,106	9,095	27,196	30,647
Savings accounts	3,288	3,696	10,349	12,029
Certificates of deposit	23,516	25,173	70,725	77,099
Borrowed funds	121,851	128,960	366,039	381,884

Total interest expense	157,761	166,924	474,309	501,659

Net interest income	284,950	294,967	870,020	900,163
Provision for losses on non-covered loans	10,000	18,000	40,000	59,000
Provision for losses on covered loans	2,820	--	21,268	8,708

Net interest income after provisions for loan losses	272,130	276,967	808,752	832,455

Non-Interest Income:
Total loss on OTTI of securities	--	--	--	(18,124)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	--	--	--	--

Net loss on OTTI recognized in earnings	--	--	--	(18,124)
Mortgage banking income	52,581	24,274	146,069	55,986
Fee income	9,427	11,544	28,618	35,586
Bank-owned life insurance	6,781	6,890	23,168	21,343
Net gain on sales of securities	510	6,734	1,369	35,469
FDIC indemnification income	2,256	--	17,015	7,624
Gain on business disposition	--	--	--	9,823
Other	10,102	8,627	25,619	27,860

Total non-interest income	81,657	58,069	241,858	175,567

Non-Interest Expense:
Operating expenses:
Compensation and benefits	74,416	76,898	221,624	222,184
Occupancy and equipment	22,956	21,711	68,089	65,421
General and administrative	51,094	47,918	154,280	146,139

Total operating expenses	148,466	146,527	443,993	433,744
Amortization of core deposit intangibles	4,855	6,089	14,934	20,618

Total non-interest expense	153,321	152,616	458,927	454,362

Income before income taxes	200,466	182,420	591,683	553,660
Income tax expense	71,668	62,670	213,420	191,275

Net Income	$128,798	$119,750	$378,263	$362,385

Other comprehensive income (loss), net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $3,498; $3,961; $6,971; and $3,502, respectively	5,198	6,109	10,383	(5,167)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $17; $17; $48; and $4,842, respectively	26	22	75	7,229
Change in pension and post-retirement obligations, net of tax of $1,042; $503; $3,128; and $1,509, respectively	1,537	741	4,611	2,225
Less: Reclassification adjustment for sales of available for sale securities and loss on OTTI of securities, net of tax of $204; $5,550; $536; and $6,978, respectively	(306)	(8,245)	(833)	(10,367)

Total other comprehensive income (loss), net of tax	6,455	(1,373)	14,236	(6,080)

Total comprehensive income, net of tax	$135,253	$118,377	$392,499	$356,305

Basic earnings per share	$0.29	$0.27	$0.86	$0.82

Diluted earnings per share	$0.29	$0.27	$0.86	$0.82

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2012
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,374
Shares issued for restricted stock awards (1,707,286 shares)	17

Balance at end of period	4,391

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,309,269
Shares issued for restricted stock awards, net of forfeitures	(3,430)
Compensation expense related to restricted stock awards	15,476
Tax effect of stock plans	340

Balance at end of period	5,321,655

Retained Earnings:
Balance at beginning of year	324,967
Net income	378,263
Dividends paid on common stock ($0.75 per share)	(328,879)

Balance at end of period	374,351

Treasury Stock:
Balance at beginning of year	(996)
Purchase of common stock (209,555 shares)	(2,713)
Shares issued for restricted stock awards (271,875 shares)	3,451

Balance at end of period	(258)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(71,910)
Other comprehensive income, net of tax	14,236

Balance at end of period	(57,674)

Total stockholders’ equity	$5,642,465

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$378,263	$362,385
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	61,268	67,708
Depreciation and amortization	18,699	17,642
Accretion of premiums and discounts, net	(2,263)	(987)
Amortization of core deposit intangibles	14,934	20,618
Net gain on sale of securities	(1,369)	(35,469)
Net gain on sale of loans	(159,511)	(56,131)
Gain on business disposition	--	(9,823)
Stock plan-related compensation	15,514	12,096
Loss on OTTI of securities recognized in earnings	--	18,124
Changes in assets and liabilities:
Decrease in deferred tax asset, net	28,344	51,799
Decrease (increase) in other assets	93,341	(2,985)
Increase (decrease) in other liabilities	112,006	(82,526)
Origination of loans held for sale	(7,971,638)	(4,426,713)
Proceeds from sale of loans originated for sale	7,950,220	4,705,787

Net cash provided by operating activities	537,808	641,525

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,838,793	1,821,919
Proceeds from repayment of securities available for sale	457,808	158,479
Proceeds from sale of securities held to maturity	--	284,406
Proceeds from sale of securities available for sale	561,369	740,738
Purchase of securities held to maturity	(2,785,758)	(2,609,676)
Purchase of securities available for sale	(656,115)	(748,721)
Net redemption of Federal Home Loan Bank stock	16,599	3,424
Net increase in loans	(969,820)	(1,191,660)
Purchase of premises and equipment, net	(21,344)	(29,491)
Net cash acquired in business transactions	--	100,027

Net cash used in investing activities	(1,558,468)	(1,470,555)

Cash Flows from Financing Activities:
Net increase in deposits	2,247,493	943,596
Net decrease in short-term borrowed funds	(262,000)	--
Net decrease in long-term borrowed funds	(97,028)	(121,039)
Tax effect of stock plans	340	2,518
Cash dividends paid on common stock	(328,879)	(327,657)
Treasury stock purchases	(2,713)	(2,769)
Net cash received from stock option exercises	--	3,519

Net cash provided by financing activities	1,557,213	498,168

Net increase (decrease) in cash and cash equivalents	536,553	(330,862)
Cash and cash equivalents at beginning of period	2,001,737	1,927,542

Cash and cash equivalents at end of period	$2,538,290	$1,596,680

Supplemental information:
Cash paid for interest	$469,664	$513,189
Cash paid for income taxes	196,761	106,480
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	77,080	197,114

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

Reflecting this strategy of growth through acquisitions, the Community Bank currently operates 240 branches, four of which operate directly under the Community Bank name. The remaining 236 branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2012	2011	2012	2011
Net income	$128,798	$119,750	$378,263	$362,385
Less: Dividends paid on and earnings allocated to participating securities	(1,213)	(914)	(3,552)	(2,732)

Earnings applicable to common stock	$127,585	$118,836	$374,711	$359,653

Weighted average common shares outstanding	437,787,688	436,243,926	437,692,411	435,980,390

Basic earnings per common share	$0.29	$0.27	$0.86	$0.82

Earnings applicable to common stock	$127,585	$118,836	$374,711	$359,653

Weighted average common shares outstanding	437,787,688	436,243,926	437,692,411	435,980,390
Potential dilutive common shares(1)	5,664	33,640	5,026	371,359

Total shares for diluted earnings per share computation	437,793,352	436,277,566	437,697,437	436,351,749

Diluted earnings per common share and common share equivalents	$0.29	$0.27	$0.86	$0.82

(1)	Options to purchase 2,579,585 shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2012, at a weighted average exercise price of $16.86, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 8,918,493 and 3,122,124 shares, respectively, of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2011, at respective weighted average exercise prices of $15.64 and $17.32, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Securities

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2012:

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$93,764	$8,270	$6	$102,028
GSE CMOs (2)	80,472	5,945	--	86,417
Private label CMOs	18,426	--	325	18,101

Total mortgage-related securities	$192,662	$14,215	$331	$206,546

Other Securities:
GSE debentures	$11,000	$68	$--	$11,068
State, county, and municipal	1,195	131	--	1,326
Capital trust notes	35,228	2,352	4,009	33,571
Preferred stock	77,913	5,093	--	83,006
Common stock	42,917	1,273	1,193	42,997

Total other securities	$168,253	$8,917	$5,202	$171,968

Total securities available for sale (3)	$360,915	$23,132	$5,533	$378,514

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	The non-credit portion of OTTI recorded in accumulated other comprehensive loss (“AOCL”) was $570,000 (before taxes).

As of September 30, 2012, the fair value of marketable equity securities included common stock of $43.0 million, corporate preferred stock of $82.9 million, and Freddie Mac preferred stock of $105,000. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The Freddie Mac preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$97,642	$5,013	$10	$102,645
GSE CMOs	62,373	2,903	--	65,276
Private label CMOs	25,306	--	1,265	24,041

Total mortgage-related securities	$185,321	$7,916	$1,275	$191,962

Other Securities:
GSE debentures	$456,969	$1,797	$--	$458,766
State, county, and municipal	1,188	97	--	1,285
Capital trust notes	36,754	141	4,692	32,203
Preferred stock	--	195	--	195
Common stock	42,863	1,604	4,216	40,251

Total other securities	$537,774	$3,834	$8,908	$532,700

Total securities available for sale (1)	$723,095	$11,750	$10,183	$724,662

(1)	The non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2012 and December 31, 2011:

	September 30, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,266,523	$1,266,523	$102,160	$--	$1,368,683
GSE CMOs	2,087,968	2,087,968	110,349	--	2,198,317
Other mortgage-related securities	3,263	3,263	--	--	3,263

Total mortgage-related securities	$3,357,754	$3,357,754	$212,509	$--	$3,570,263

Other Securities:
GSE debentures	$1,203,313	$1,203,313	$17,121	$26	$1,220,408
Corporate bonds	77,407	77,407	9,715	--	87,122
Municipal bonds	17,326	17,326	347	--	17,673
Capital trust notes	131,507	109,894	14,804	15,767	108,931

Total other securities	$1,429,553	$1,407,940	$41,987	$15,793	$1,434,134

Total securities held to maturity (1)	$4,787,307	$4,765,694	$254,496	$15,793	$5,004,397

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. The non-credit portion of OTTI recorded in AOCL was $21.6 million (before taxes).

	December 31, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$660,945	$660,945	$47,064	$--	$708,009
GSE CMOs	2,331,916	2,331,916	93,216	--	2,425,132
Other mortgage-related securities	3,379	3,379	--	--	3,379

Total mortgage-related securities	$2,996,240	$2,996,240	$140,280	$--	$3,136,520

Other Securities:
GSE debentures	$633,258	$633,258	$14,878	$146	$647,990
Corporate bonds	54,759	54,759	2,826	12	57,573
Capital trust notes	153,334	131,597	12,362	19,857	124,102

Total other securities	$841,351	$819,614	$30,066	$20,015	$829,665

Total securities held to maturity (1)	$3,837,591	$3,815,854	$170,346	$20,015	$3,966,185

(1)	The non-credit portion of OTTI recorded in AOCL was $21.7 million (before taxes).

The Company had $473.6 million and $490.2 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at September 30, 2012 and December 31, 2011, respectively. The Company is required to maintain this investment in order to have access to funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Gross proceeds	$561,369	$740,738
Gross realized gains	1,369	26,977
Gross realized losses	--	11

In addition, during the nine months ended September 30, 2011, the Company sold held-to-maturity securities with gross proceeds of $284.4 million and gross realized gains of $8.5 million. These sales occurred because the Company had either collected a substantial portion (at least 85%) of the initial principal balance or because there was evidence of significant deterioration in the issuers’ creditworthiness.

The $142.5 million market value of the capital trust note portfolio at September 30, 2012 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of September 30, 2012:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$491
Fair value	17,095	281	728
Unrealized gain (loss)	2,131	(272)	237
Lowest credit rating assigned to security	CCC	C	C
Number of banks/insurance companies currently performing	24	58	24
Actual deferrals and defaults as a percentage of original collateral	8%	18%	34%
Expected deferrals and defaults as a percentage of remaining performing collateral	22	25	19
Expected recoveries as a percentage of remaining performing collateral	--	--	2
Excess subordination as a percentage of remaining performing collateral	17	--	--

As of September 30, 2012, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 17%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

As the following table indicates, there was no activity from December 31, 2011 through September 30, 2012 in the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2012. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Nine Months Ended September 30, 2012
Beginning credit loss amount as of December 31, 2011	$219,978
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of September 30, 2012	$219,978

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at September 30, 2012, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at September 30, 2012
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	--	--	--	--	1,791	2.96	46,588	4.04	49,836
Due from five to ten years	1,715,778	3.20	60,682	4.17	--	--	--	--	1,925,888
Due after ten years	1,641,976	3.73	1,142,631	2.60	15,535	3.90	140,713	6.55	3,028,673

Total debt securities held to maturity	$3,357,754	3.46%	$1,203,313	2.68%	$17,326	3.80%	$187,301	5.93%	$5,004,397

Available-for-Sale Securities: (3)
Due within one year	$--	--%	$--	--%	$125	5.63%	$--	--%	$126
Due from one to five years	7,936	7.22	--	--	512	6.21	--	--	9,011
Due from five to ten years	78,396	3.48	11,000	3.25	558	6.56	--	--	98,119
Due after ten years	106,330	3.71	--	--	--	--	35,228	6.06	145,255

Total debt securities available for sale	$192,662	3.76%	$11,000	3.25%	$1,195	6.31%	$35,228	6.06%	$252,511

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $491,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At September 30, 2012, the Company had commitments to purchase $310.3 million of securities, all of which were GSE securities.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2012:

At September 30, 2012	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$ 14,956	$ 26	$ --	$ --	$ 14,956	$ 26
Corporate bonds	--	--	--	--	--	--
Municipal bonds	--	--	--	--	--	--
Capital trust notes	--	--	55,373	15,767	55,373	15,767

Total temporarily impaired held-to-maturity debt securities	$ 14,956	$ 26	$55,373	$ 15,767	$ 70,329	$ 15,793

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$ 371	$ 6	$ --	$ --	$ 371	$ 6
Private label CMOs	18,101	325	--	--	18,101	325
Capital trust notes	--	--	6,518	4,009	6,518	4,009

Total temporarily impaired available-for-sale debt securities	$ 18,472	$331	$ 6,518	$ 4,009	$ 24,990	$ 4,340
Equity securities	--	--	29,667	1,193(1)	29,667	1,193

Total temporarily impaired available-for-sale securities	$ 18,472	$331	$36,185	$ 5,202	$ 54,657	$ 5,533

(1)	The twelve months or longer unrealized losses on equity securities of $1.2 million at September 30, 2012 relate to available-for-sale equity securities that consisted of a large cap equity fund and investments in certain financial institutions at that date. The principal balance of the large cap equity fund was $29.1 million and the twelve months or longer unrealized loss was $556,000. The principal balance of investments in financial institutions totaled $1.7 million and the twelve months or longer unrealized loss was $623,000.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2011:

At December 31, 2011	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$62,601	$146	$--	$--	$62,601	$146
GSE certificates	--	--	--	--	--	--
GSE CMOs	--	--	--	--	--	--
Corporate bonds	4,987	12	--	--	4,987	12
Capital trust notes	971	43	68,570	19,814	69,541	19,857

Total temporarily impaired held-to-maturity debt securities	$68,559	$201	$68,570	$19,814	$137,129	$20,015

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$181	$9	$13	$1	$194	$10
Private label CMOs	24,041	1,265	--	--	24,041	1,265
Corporate bonds	--	--	--	--	--	--
State, county, and municipal	--	--	--	--	--	--
Capital trust notes	15,154	363	9,810	4,329	24,964	4,692

Total temporarily impaired available-for-sale debt securities	$39,376	$1,637	$9,823	$4,330	$49,199	$5,967
Equity securities	784	40	26,651	4,176	27,435	4,216

Total temporarily impaired available-for-sale securities	$40,160	$1,677	$36,474	$8,506	$76,634	$10,183

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2012, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than-temporarily impaired as of September 30, 2012.

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

The Company reviews quarterly financial information related to its investments in capital trust notes as well as other information that is released by each financial institution to determine the continued creditworthiness of the issuer of the securities. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2012. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in the fair values of the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

At September 30, 2012, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a period of time reasonably sufficient to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2012. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2012 consisted of eight capital trust notes and four equity securities. At December 31, 2011, the investment securities designated as having a continuous loss position for twelve months or more consisted of one mortgage-related security, eleven capital trust notes, and six equity securities. At September 30, 2012 and December 31, 2011, the combined market value of the respective securities represented unrealized losses of $21.0 million and $28.3 million. At September 30, 2012, the fair value of securities having a continuous loss position for twelve months or more was 18.7% below the collective amortized cost of $112.0 million. At December 31, 2011, the fair value of such securities was 21.2% below the collective amortized cost of $133.4 million.

Note 4. Loans

The following table sets forth the composition of the loan portfolio at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$18,468,229	68.88%	$17,430,628	68.28%
Commercial real estate	7,193,194	26.83	6,855,244	26.85
Acquisition, development, and construction	383,695	1.43	445,671	1.75
One-to-four family	131,115	0.49	127,361	0.50

Total mortgage loans held for investment	26,176,233	97.63	$24,858,904	97.38

Other Loans:
Commercial and industrial	582,572	2.17	599,986	2.35
Other	54,256	0.20	69,907	0.27

Total other loans held for investment	636,828	2.37	669,893	2.62

Total non-covered loans held for investment	26,813,061	100.00%	$25,528,797	100.00%

Net deferred loan origination costs	9,789		4,021
Allowance for losses on non-covered loans	(139,015)		(137,290)

Non-covered loans held for investment, net	26,683,835		$25,395,528
Covered loans	3,400,624		3,753,031
Allowance for losses on covered loans	(54,591)		(33,323)

Total covered loans, net	3,346,033		$ 3,719,708
Loans held for sale	1,211,767		1,036,918

Total loans, net	$31,241,635		$30,152,154

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

To a lesser extent, the Company also originates acquisition, development, and construction (“ADC”) loans and commercial and industrial (“C&I”) loans. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while C&I loans are made on both a secured and unsecured basis, to small and mid-size businesses in New York City, Long Island, New Jersey, and, to a lesser extent, Arizona, for working capital, business expansion, and the purchase of machinery and equipment.

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

Prior to December 2010, the Company would originate one-to-four family loans for its customers in its branches and on its website on a pass-through, or conduit, basis, and would sell the loans to the third-party conduit shortly after they closed. Since then, the Company had been originating one-to-four family loans through its mortgage banking operation, directly and indirectly, rather than through the single third-party conduit with which it previously worked. The vast majority of the one-to-four family loans produced for the Company’s customers are aggregated with loans produced by its mortgage banking clients throughout the nation, and then sold.

The Company also services mortgage loans for various third parties. At September 30, 2012, the unpaid principal balance of serviced loans amounted to $16.6 billion. At December 31, 2011, the unpaid principal balance of loans serviced for others amounted to $13.1 billion.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at September 30, 2012:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$33,644	$139,293	$--	$172,937	$18,295,292	$18,468,229
Commercial real estate	4,631	54,641	--	59,272	7,133,922	7,193,194
Acquisition, development, and construction	--	24,813	--	24,813	358,882	383,695
One-to-four family	3,563	9,487	--	13,050	118,065	131,115
Commercial and industrial	5,831	17,342	--	23,173	559,399	582,572
Other	1,233	992	--	2,225	52,031	54,256

Total	$48,902	$246,568	$--	$295,470	$26,517,591	$26,813,061

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2011:

(in thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
Multi-family	$46,702	$205,064	$--	$251,766	$17,178,862	$17,430,628
Commercial real estate	53,798	68,032	--	121,830	6,733,414	6,855,244
Acquisition, development, and construction	6,520	29,886	--	36,406	409,265	445,671
One-to-four family	2,712	11,907	--	14,619	112,742	127,361
Commercial and industrial	1,223	8,827	--	10,050	589,936	599,986
Other	702	2,099	--	2,801	67,106	69,907

Total	$111,657	$325,815	$--	$437,472	$25,091,325	$25,528,797

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at September 30, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$18,170,382	$7,089,632	$350,651	$124,100	$25,734,765	$540,616	$53,263	$593,879
Special mention	54,093	31,223	5,900	301	91,517	19,772	--	19,772
Substandard	242,263	72,339	24,061	6,714	345,377	22,184	993	23,177
Doubtful	1,491	--	3,083	--	4,574	--	--	--

Total	$18,468,229	$7,193,194	$383,695	$131,115	$26,176,233	$582,572	$54,256	$636,828

The following table summarizes the Company’s non-covered loan portfolio by credit quality indicator at December 31, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$17,135,461	$6,704,824	$399,811	$118,293	$24,358,389	$570,442	$67,808	$638,250
Special mention	58,134	64,802	6,489	--	129,425	13,234	--	13,234
Substandard	237,033	85,618	39,371	9,068	371,090	15,928	2,099	18,027
Doubtful	--	--	--	--	--	382	--	382

Total	$17,430,628	$6,855,244	$445,671	$127,361	$24,858,904	$599,986	$69,907	$669,893

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

Troubled Debt Restructurings

In accordance with GAAP, the Company is required to account for certain held-for-investment loan modifications or restructurings as Troubled Debt Restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified as TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

The following table presents information regarding the Company’s TDRs as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$74,825	$117,683	$192,508	$60,454	$166,248	$226,702
Commercial real estate	37,473	39,881	77,354	3,389	39,054	42,443
Acquisition, development, and construction	--	11,734	11,734	--	15,886	15,886
Commercial and industrial	1,523	--	1,523	--	667	667
One-to-four family	--	1,101	1,101	--	1,411	1,411

Total	$113,821	$170,399	$284,220	$63,843	$223,266	$287,109

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2012, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $252.9 million and loans on which forbearance agreements were reached amounted to $31.3 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of TDRs granted in the three and nine months ended September 30, 2012 were as follows:

	Financial Effect of Modifications
	For the Three Months Ended September 30, 2012				For the Nine Months Ended September 30, 2012
	Weighted Average Interest Rate				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount
Loan Category:
Multi-family	--	--%	--%	$--	4	6.19%	5.34%	$188
Commercial real estate	--	--	--	--	3	6.30	4.50	--
Acquisition, development, and construction	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--

Total/average	--	--%	--%	$--	7	6.28%	4.71%	$188

As of September 30, 2012, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification. Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. In addition, the Company does consider a loan with multiple modifications of forbearance periods to be in default.

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of September 30, 2012:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$3,069,827	90.3%
All other loans	330,797	9.7

Total covered loans	$3,400,624	100.0%

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

At September 30, 2012 and December 31, 2011, the outstanding balances of covered loans (representing amounts owed to the Company) were $4.1 billion and $4.5 billion, respectively. The carrying values of such loans were $3.4 billion and $3.8 billion, respectively, at September 30, 2012 and December 31, 2011.

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

The Company periodically evaluates the estimates of the cash flows it expects to collect. Expected future cash flows from interest payments are based on variable rates at the time of the periodic evaluation. Estimates of expected cash flows that are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions are treated as prospective yield adjustments and included in interest income.

Changes in the accretable yield for covered loans were as follows for the nine months ended September 30, 2012:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,365,978
Reclassification to non-accretable difference	(172,775)
Accretion	(135,531)

Balance at end of period	$1,057,672

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Covered Loans 90 Days or More Past Due:
One-to-four family	$297,293	$314,821
Other loans	19,844	32,621

Total covered loans 90 days or more past due	$317,137	$347,442

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Covered Loans 30-89 Days Past Due:
One-to-four family	$84,471	$103,495
Other loans	7,449	8,494

Total covered loans 30-89 days past due	$91,920	$111,989

At September 30, 2012, the Company had $91.9 million of covered loans that were 30 to 89 days past due, and covered loans of $317.1 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $3.0 billion at September 30, 2012 and was considered current as of that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion that is expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and its judgment is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded provisions for losses on covered loans of $2.8 million and $21.3 million, respectively, during the three and nine months ended September 30, 2012. These provisions were largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans. The provisions for losses on covered loans were largely offset by FDIC indemnification income of $2.3 million and $17.0 million, respectively, recorded in non-interest income for the three and nine months ended September 30, 2012.

Note 5. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at September 30, 2012:
Individually evaluated for impairment	$ 1,677	$ --	$ 1,677
Collectively evaluated for impairment	124,017	13,321	137,338
Acquired loans with deteriorated credit quality	35,085	19,506	54,591

Total	$160,779	$32,827	$193,606

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2011:
Individually evaluated for impairment	$ 490	$ --	$ 490
Collectively evaluated for impairment	121,505	15,295	136,800
Acquired loans with deteriorated credit quality	14,227	19,096	33,323

Total	$136,222	$34,391	$170,613

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2012:
Individually evaluated for impairment	$ 302,571	$ 17,770	$ 320,341
Collectively evaluated for impairment	25,873,662	619,058	26,492,720
Acquired loans with deteriorated credit quality	3,069,827	330,797	3,400,624

Total	$29,246,060	$ 967,625	$30,213,685

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2011:
Individually evaluated for impairment	$ 324,427	$ 5,995	$ 330,422
Collectively evaluated for impairment	24,534,477	663,898	25,198,375
Acquired loans with deteriorated credit quality	3,366,456	386,575	3,753,031

Total	$28,225,360	$1,056,468	$29,281,828

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the nine months ended September 30, 2012 and 2011:

	September 30,
	2012			2011
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$121,995	$15,295	$137,290	$140,834	$18,108	$158,942
Charge-offs	(35,542)	(6,217)	(41,759)	(73,994)	(9,485)	(83,479)
Recoveries	735	2,749	3,484	2,189	2,727	4,916
Provision for loan losses	38,506	1,494	40,000	53,287	5,713	59,000

Balance, end of period	$125,694	$13,321	$139,015	$122,316	$17,063	$139,379

Non-accrual loans amounted to $246.6 million and $325.8 million, respectively, at September 30, 2012 and December 31, 2011. There were no loans over 90 days past due and still accruing interest at either of these dates.

The following table presents additional information regarding the Company’s impaired loans at or for the nine months ended September 30, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$158,750	$176,801	$--	$188,180	$2,642
Commercial real estate	79,744	81,237	--	69,544	1,030
Acquisition, development, and construction	22,643	27,015	--	24,538	636
One-to-four family	1,102	1,147	--	1,118	--
Commercial and industrial	17,769	24,999	--	9,840	1,749

Total impaired loans with no related allowance	$280,008	$311,199	$--	$293,220	$6,057

Impaired loans with an allowance recorded:
Multi-family	$38,488	$39,368	$1,628	$30,423	$655
Commercial real estate	1,845	1,845	49	3,953	79
Acquisition, development, and construction	--	--	--	2,098	--
One-to-four family	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$40,333	$41,213	$1,677	$36,474	$734

Total impaired loans:
Multi-family	$197,238	$216,169	$1,628	$218,603	$3,297
Commercial real estate	81,589	83,082	49	73,497	1,109
Acquisition, development, and construction	22,643	27,015	--	26,636	636
One-to-four family	1,102	1,147	--	1,118	--
Commercial and industrial	17,769	24,999	--	9,840	1,749

Total impaired loans	$320,341	$352,412	$1,677	$329,694	$6,791

The following table presents additional information regarding the Company’s impaired loans at or for the year ended December 31, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$235,100	$244,684	$--	$321,994	$3,435
Commercial real estate	49,258	52,152	--	63,032	1,397
Acquisition, development, and construction	26,680	27,143	--	42,600	1,141
One-to-four family	1,127	1,520	--	2,649	10
Commercial and industrial	5,995	10,240	--	6,442	60

Total impaired loans with no related allowance	$318,160	$335,739	$--	$436,717	$6,043

Impaired loans with an allowance recorded:
Multi-family	$6,329	$6,899	$408	$10,893	$187
Commercial real estate	5,648	5,857	53	10,297	--
Acquisition, development, and construction	--	--	--	14,495	--
One-to-four family	285	373	29	71	--
Commercial and industrial	--	--	--	1,837	--

Total impaired loans with an allowance recorded	$12,262	$13,129	$490	$37,593	$187

Total impaired loans:
Multi-family	$241,429	$251,583	$408	$332,887	$3,622
Commercial real estate	54,906	58,009	53	73,329	1,397
Acquisition, development, and construction	26,680	27,143	--	57,095	1,141
One-to-four family	1,412	1,893	29	2,720	10
Commercial and industrial	5,995	10,240	--	8,279	60

Total impaired loans	$330,422	$348,868	$490	$474,310	$6,230

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

The following table summarizes activity in the allowance for losses on covered loans for the nine months ended September 30, 2012 and 2011:

	September 30,
(in thousands)	2012	2011
Balance, beginning of period	$51,771	$11,903
Provision for loan losses	2,820	8,708

Balance, end of period	$54,591	$20,611

Note 6. Borrowed Funds

The following table summarizes the Company’s borrowed funds at September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Wholesale borrowings:
FHLB advances	$8,945,008	$9,314,193
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	100,000	--

Total wholesale borrowings	13,170,008	13,439,193
Junior subordinated debentures	427,077	426,936
Senior notes	--	89,984
Preferred stock of subsidiaries	4,300	4,300

Total borrowed funds	$13,601,385	$13,960,413

At September 30, 2012, the Company had $427.1 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by nine statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

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

The following table provides a summary of the outstanding capital securities issued by each trust and the carrying amounts of the junior subordinated debentures issued by the Company to each trust as of September 30, 2012:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
Haven Capital Trust II	10.250%	$ 23,333	$ 22,550	May 26, 1999	June 30, 2029	June 30, 2009 (1)
Queens County Capital Trust I	11.045	10,309	10,000	July 26, 2000	July 19, 2030	July 19, 2010 (2)
Queens Statutory Trust I	10.600	15,464	15,000	September 7, 2000	September 7, 2030	September 7, 2010 (1)
New York Community Capital Trust V	6.000	143,941	137,591	November 4, 2002	November 1, 2051	November 4, 2007 (2)
New York Community Capital Trust X	1.989	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(3)
LIF Statutory Trust I	10.600	7,732	7,500	September 7, 2000	September 7, 2030	September 7, 2010 (1)
PennFed Capital Trust II	10.180	12,372	12,000	March 28, 2001	June 8, 2031	June 8, 2011(1)
PennFed Capital Trust III	3.639	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (3)
New York Community Capital Trust XI	2.010	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (3)

		$427,077	$412,141

(1)	Callable at a premium from this date forward.
(2)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(3)	Callable from this date forward.

Other borrowings totaled $4.3 million at September 30, 2012, as compared to $94.3 million at December 31, 2011. The reduction reflects the maturity, on June 22nd, of $90.0 million of fixed rate senior notes that had been issued in 2008 under the FDIC’s Temporary Liquidity Guarantee Program.

Note 7. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $122.5 million and $117.0 million, respectively, at September 30, 2012 and December 31, 2011. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized.

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

The following tables set forth the changes in residential and securitized MSRs for the periods indicated below:

	For the Three Months Ended
	September 30, 2012		September 30, 2011
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of period	$136,176	$386	$126,771	$ 886
Additions	28,178	--	13,200	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	(23,720)	--	(32,547)	--
Due to other changes(1)	(18,394)	--	(12,410)	--
Amortization	--	(96)	--	(145)

Carrying value, end of period	$122,240	$ 290	$ 95,014	$ 741

(1)	Includes net servicing cash flows and the passage of time.

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of period	$116,416	$ 596	$106,186	$1,192
Additions	85,977	--	50,519	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	(31,255)	--	(32,547)	--
Due to other changes(1)	(48,898)	--	(29,144)	--
Amortization	--	(306)	--	(451)

Carrying value, end of period	$122,240	$ 290	$ 95,014	$ 741

(1)	Includes net servicing cash flows and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	September 30, 2012	December 31, 2011
Weighted Average Expected Life	56 months	69 months
Constant Prepayment Speed	17.7%	14.2%
Discount Rate	10.5	10.0
Primary Mortgage Rate to Refinance	3.5	4.1
Cost to Service (per loan per year):
Current	$ 53	$ 53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As of September 30, 2012, there were no changes in assumed future servicing costs.

Note 8. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2012		2011
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic expense (credit):
Interest cost	$1,471	$160	$1,491	$180
Service cost	--	2	--	1
Expected return on plan assets	(3,314)	--	(3,133)	--
Unrecognized past service liability	--	(62)	--	(62)
Amortization of unrecognized loss	2,434	126	1,190	103

Net periodic expense (credit)	$591	$226	$(452)	$222

	For the Nine Months Ended September 30,
	2012		2011
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic expense (credit):
Interest cost	$4,414	$ 481	$4,473	$ 540
Service cost	--	5	--	4
Expected return on plan assets	(9,943)	--	(9,399)	--
Unrecognized past service liability	--	(187)	--	(187)
Amortization of unrecognized loss	7,303	379	3,569	308

Net periodic expense (credit)	$1,774	$ 678	$(1,357)	$ 665

As discussed in the notes to the consolidated financial statements presented in the Company’s 2011 Annual Report on Form 10-K, the Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2012. The Company currently expects to contribute $30.0 million to its pension plan in 2012.

Note 9. Stock-Based Compensation

At September 30, 2012, the Company had a total of 18,987,673 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011.

Under the 2012 Stock Incentive Plan, the Company granted 43,000 shares of restricted stock in the three months ended September 30, 2012, with an average fair value of $12.53 per share on the date of grant and a vesting period of five years. Under the 2006 Stock Incentive Plan, the Company granted 2,040,425 shares of restricted stock in the six months ended June 30, 2012, with an average fair value of $12.78 per share on the date of grant and a vesting period of five years. In addition, as of September 30, 2012, no options or shares have been granted under the 2012 Stock Incentive Plan. Compensation and benefits expense related to restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $5.1 million and $4.2 million, respectively, in the three months ended September 30, 2012 and 2011, and $15.5 million and $12.1 million, respectively, in the nine months ended at those dates.

A summary of activity with regard to restricted stock awards in the nine months ended September 30, 2012 is presented in the following table:

	For the Nine Months Ended September 30, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,429,440	$16.11
Granted	2,083,425	12.78
Vested	(713,820)	16.58
Cancelled	(82,900)	14.15

Unvested at end of period	4,716,145	14.60

As of September 30, 2012, unrecognized compensation cost relating to unvested restricted stock totaled $55.4 million. This amount will be recognized over a remaining weighted average period of 3.3 years.

In addition, the Company had eight stock option plans at September 30, 2012: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the nine months ended September 30, 2012 or the year ended December 31, 2011, the Company did not record any compensation and benefits expense relating to stock options during those periods.

The Company either issues new shares of common stock to satisfy the exercise of options, or the Company may also use common stock held in Treasury to satisfy the exercise of options. In the event Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At September 30, 2012, there were 2,678,702 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,040 at that date.

The status of the Stock Option Plans at September 30, 2012, and changes that occurred during the nine months ended at that date, are summarized below:

	For the Nine Months Ended September 30, 2012
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	9,006,944	$15.60
Granted	--	--
Exercised	--	--
Expired/forfeited	(6,328,242)	15.14

Stock options outstanding, end of period	2,678,702	16.68
Options exercisable, end of period	2,678,702	16.68

The intrinsic value of stock options outstanding and exercisable at September 30, 2012 was $204,000. There were no stock options exercised during the nine months ended September 30, 2012. The intrinsic values of options exercised during the nine months ended September 30, 2011 was $1.9 million.

Note 10. Fair Value Measurements

The FASB has issued guidance that, among other things, has defined fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. The guidance clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the FASB established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

—	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
—

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

—

Level 3 – Inputs to the valuation methodology are significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants use in pricing an asset or liability.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$102,028	$--	$--	$102,028
GSE CMOs	--	86,417	--	--	86,417
Private label CMOs	--	18,101	--	--	18,101

Total mortgage-related securities	$--	$206,546	$--	$--	$206,546

Other Securities Available for Sale:
GSE debentures	$--	$$11,068	$--	$--	$11,068
State, county, and municipal	--	1,326	--	--	1,326
Capital trust notes	--	16,196	17,375	--	33,571
Preferred stock	82,901	105	--	--	83,006
Common stock	40,408	2,589	--	--	42,997

Total other securities	$123,309	$31,284	$17,375	$--	$171,968

Total securities available for sale	$123,309	$237,830	$17,375	$--	$378,514

Other Assets:
Loans held for sale	$--	$1,211,767	$--	$--	$1,211,767
Mortgage servicing rights	--	--	122,240	--	122,240
Derivative assets	5,547	17,471	56,079	(16,609)	62,488
Liabilities:
Derivative liabilities	$(461)	$(46,945)	$--	$16,609	$(30,797)

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$102,645	$--	$--	$102,645
GSE CMOs	--	65,276	--	--	65,276
Private label CMOs	--	24,041	--	--	24,041

Total mortgage-related securities	$--	$191,962	$--	$--	$191,962

Other Securities Available for Sale:
GSE debentures	$--	$458,766	$--	$--	$458,766
State, county, and municipal	--	1,285	--	--	1,285
Capital trust notes	--	14,125	18,078	--	32,203
Preferred stock	--	195	--	--	195
Common stock	37,026	3,225	--	--	40,251

Total other securities	$37,026	$477,596	$18,078	$--	$532,700

Total securities available for sale	$37,026	$669,558	$18,078	$--	$724,662

Other Assets:
Loans held for sale	$--	$1,036,918	$--	$--	$1,036,918
Mortgage servicing rights	--	--	116,416	--	116,416
Derivative assets	9,004	762	15,633	--	25,399
Liabilities:
Derivative liabilities	$(20)	$(11,742)	$--	$--	$(11,762)

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

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the nine months ended September 30, 2012 and 2011 (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2012	Income	Comprehensive (Loss) Income			to/(from) Level 3	at Sept. 30, 2012	Instruments Held at September 30, 2012
Available-for-sale capital securities	$18,078	$--	$2,351	$--	$--	$(3,054)	$17,375	$2,222
Mortgage servicing rights	116,416	(80,153)	--	85,977	--	--	122,240	(29,890)
Derivatives, net	15,633	40,446	--	--	--	--	56,079	55,304

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2011	Income	Comprehensive (Loss) Income			to/(from) Level 3	at Sept. 30, 2011	Instruments Held at September 30, 2011
Available-for-sale capital securities and preferred stock	$34,808	$(6,160)	$(10,163)	$--	$--	$(2,090)	$16,395	$(16,323)
Mortgage servicing rights	106,186	(61,691)	--	50,519	--	--	95,014	(61,691)
Derivatives, net	53	29,093	--	--	--	--	29,146	29,093

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 at the end of the reporting period. During the nine months ended September 30, 2012 and 2011, the Company transferred certain trust preferred securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. In addition, during the nine months ended September 30, 2011, OTTI was recognized on certain preferred stock that had been classified as Level 3. There were no gains or losses recognized as a result of the transfer of securities during the nine months ended September 30, 2012 or 2011. There were no transfers of securities between Levels 1 and 2 for the nine months ended September 30, 2012 or 2011.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Sept. 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Capital trust notes	$17,375	Discounted Cash Flow	Weighted Average Discount Rate (1)	5.40%

Mortgage Servicing Rights	122,240	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (2)	17.70
			Weighted Average Discount Rate	10.50

Interest Rate Lock Commitments	56,079	Pricing Model	Weighted Average Closing Ratio	74.58

(1)	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatility.
(2)	Represents annualized loan repayment rate assumptions.

The significant unobservable input used in the fair value measurement of the Company’s capital trust notes is the weighted average discount rate. The fair value of the capital trust notes will move in the opposite direction of the discount rate (i.e., if the discount rate decreases, the value of the capital trust notes will increase). The Company estimates the expected cash flows for such securities, and discounts them using the weighted average discount rates above to arrive at the estimated fair value.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are the weighted average constant prepayment rate and the weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in significantly lower or higher fair value measurements. Although the constant prepayment rate and the discount rate are not directly interrelated, they will generally move in opposite directions.

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. Generally, the fair value of an IRLC is positive if the prevailing interest rate is lower than the IRLC rate, and the fair value of an IRLC is negative if the prevailing interest rate is higher than the IRLC rate. Therefore, an increase in the closing ratio (i.e., higher percentage of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The closing ratio is largely dependent on the stage of processing that a loan is currently in, and the change in prevailing interest rates from the time of the rate lock.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$82,451	$ 82,451
Other assets (1)	--	42,978	--	42,978

Total	$--	$42,978	$82,451	$125,429

(1)	Represents the fair value of OREO that was measured at fair value, based on the appraised value of the collateral, subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$72,582	$72,582
Other assets (1)	--	26,810	--	26,810

Total	$--	$26,810	$72,582	$99,392

(1)	Represents the fair value of OREO that was measured at fair value, based on the appraised value of the collateral, subsequent to its initial classification as OREO.

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other Fair Value Disclosures

Certain FASB guidance requires the disclosure of fair value information about the Company’s on- and off-balance-sheet financial instruments. When available, quoted market prices are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of such instruments.

The following tables summarize the carrying values, estimated fair values, and the fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2012 and December 31, 2011:

	September 30, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,538,290	$2,538,290	$2,538,290		$--		$--
Securities held to maturity	4,765,694	5,004,397	--		4,948,553		55,844
FHLB stock	473,629	473,629	--		473,629		--
Loans, net	31,241,635	31,905,715	--		--		31,905,715
Mortgage servicing rights	290	290	--		--		290
Financial Liabilities:
Deposits	24,521,623	24,551,306	15,430,601	(1)	9,120,705	(2)	--
Borrowed funds	13,601,385	15,113,925	--		15,113,925		--

(1)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(2)	Represents certificates of deposit.

	December 31, 2011
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,001,737	$2,001,737	$2,001,737		$--		$--
Securities held to maturity	3,815,854	3,966,185	--		3,890,970		75,215
FHLB stock	490,228	490,228	--		490,228		--
Loans, net	30,152,154	30,755,121	--		--		30,755,121
Mortgage servicing rights	596	596	--		--		596
Financial Liabilities:
Deposits	$22,274,130	$22,321,011	$14,900,867	(1)	$7,420,144	(2)	$--
Borrowed funds	13,960,413	15,423,474	--		15,423,474		--

(1)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(2)	Represents certificates of deposit.

The methods and significant assumptions used to estimate fair values for the Company’s financial instruments follow:

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and fed funds sold. The estimated fair values of cash and cash equivalents are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at September 30, 2012 and December 31, 2011.

Note 11. Derivative Financial Instruments

The Company’s derivative financial instruments consist of financial forward and futures contracts, IRLCs, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions.

In accordance with the applicable accounting guidance, the Company takes into account the impact of collateral and master netting agreements that allow it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Statements of Financial Condition could reflect derivative contracts with negative fair values included in derivative assets, and contracts with positive fair values included in derivative liabilities.

The Company held derivatives not designated as hedges with a notional amount of $6.5 billion at September 30, 2012. Changes in the fair value of these derivatives are reflected in current-period earnings.

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2012:

	September 30, 2012
	Notional	Unrealized(1)
(in thousands)	Amount	Gain	Loss
Treasury options	$450,000	$1,037	$--
Eurodollar futures	200,000	--	195
Forward commitments to sell loans/mortgage-backed securities	2,577,086	--	46,575
Forward commitments to buy loans/mortgage-backed securities	1,015,000	17,101	--
Interest rate lock commitments	2,266,688	56,079	--

Total derivatives	$6,508,774	$74,217	$46,770

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

The Company uses various financial instruments, including derivatives, in connection with its strategies to reduce pricing risk resulting from changes in interest rates. Derivative instruments may include IRLCs entered into with borrowers or correspondents/brokers to acquire agency-conforming fixed and adjustable rate residential mortgage loans that will be held for sale. Other derivative instruments include Treasury options and Eurodollar futures. Gains or losses due to changes in the fair value of derivatives are recognized in current-period earnings.

The Company enters into forward contracts to sell fixed rate mortgage-backed securities to protect against changes in the prices of agency-conforming fixed rate loans held for sale. Forward contracts are entered into with securities dealers in an amount related to the portion of IRLCs that is expected to close. The value of these forward sales contracts moves inversely with the value of the loans in response to changes in interest rates.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Treasury options	$ (600)	$ 16,031	$ 4,198	$ 23,234
Eurodollar futures	(283)	(1,412)	(1,516)	(2,722)
Forward commitments to buy/sell loans/mortgage-backed securities	(14,471)	(24,314)	(16,648)	(40,345)

Total gain (loss)	$(15,354)	$ (9,695)	$(13,966)	$(19,833)

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

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, sells, aggregates, and services one-to-four family mortgage loans. Mortgage loan products include conventional and jumbo fixed- and adjustable-rate loans for the purpose of purchasing or refinancing one-to-four family residential properties. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and fee income from the origination and servicing of loans, and recognizes gains or losses from the sale of such loans.

The following tables provide a summary of the Company’s segment results for the three and nine months ended September 30, 2012, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$28,451	$53,206	$81,657
Non-interest income – inter-segment	(3,558)	3,558	--

Total non-interest income	24,893	56,764	81,657

Net interest income	276,255	8,695	284,950

Total net revenues	301,148	65,459	366,607
Provision for loan losses	12,820	--	12,820
Non-interest expense(2)	133,855	19,466	153,321

Income before income tax expense	154,473	45,993	200,466
Income tax expense	54,145	17,523	71,668

Net income	$100,328	$28,470	$128,798

Identifiable segment assets (period-end)	$42,600,483	$1,493,312	$44,093,795

	For the Nine Months Ended September 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$93,839	$148,019	$241,858
Non-interest income – inter-segment	(10,782)	10,782	--

Total non-interest income	83,057	158,801	241,858

Net interest income	846,709	23,311	870,020

Total net revenues	929,766	182,112	1,111,878
Provision for loan losses	61,268	--	61,268
Non-interest expense(2)	400,952	57,975	458,927

Income before income tax expense	467,546	124,137	591,683
Income tax expense	166,124	47,296	213,420

Net income	$301,422	$76,841	$378,263

Identifiable segment assets (period-end)	$42,600,483	$1,493,312	$44,093,795

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following tables provide a summary of the Company’s segment results for the three and nine months ended September 30, 2011, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party(1)	$32,801	$25,268	$58,069
Non-interest revenue – inter-segment	(5,131)	5,131	--

Total non-interest revenue	27,670	30,399	58,069

Net interest income	290,463	4,504	294,967

Total net revenue	318,133	34,903	353,036
Provision for loan losses	18,000	--	18,000
Non-interest expense(2)	134,478	18,138	152,616

Income before income tax expense	165,655	16,765	182,420
Income tax expense	57,394	5,276	62,670

Net income	$108,261	$11,489	$119,750

Identifiable segment assets (period-end)	$40,740,946	$1,228,082	$41,969,028

	For the Nine Months Ended September 30, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party(1)	$117,186	$58,381	$175,567
Non-interest revenue – inter-segment	(14,677)	14,677	--

Total non-interest revenue	102,509	73,058	175,567

Net interest income	887,004	13,159	900,163

Total net revenue	989,513	86,217	1,075,730
Provision for loan losses	67,708	--	67,708
Non-interest expense(2)	400,376	53,986	454,362

Income before income tax expense	521,429	32,231	553,660
Income tax expense	179,672	11,603	191,275

Net income	$341,757	$20,628	$362,385

Identifiable segment assets (period-end)	$40,740,946	$1,228,082	$41,969,028

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 13. Impact of Recent Accounting Pronouncements

In October 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force), (“ASU No. 2012-06”). ASU No. 2012-06 amends FASB ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, formerly, SFAS No. 141(R), by adding guidance specifically related to the accounting for the support the Federal Deposit Insurance Corp. or the National Credit Union Administration provide to buyers of failed banks. When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and a change in the cash flows expected to be collected on the indemnification asset subsequently occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets).

For public and non-public entities, the amendments in ASU No. 2012-06 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The adoption of ASU No. 2012-06 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements.” The amendments in ASU No. 2012-04 make technical corrections, clarifications, and limited-scope improvements to GAAP. Amendments in ASU No. 2012-04 that do not have transition guidance are effective upon issuance and amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow an organization the option to first assess qualitative factors to determine whether or not it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The application of this guidance only affects the presentation of the Company’s consolidated financial statements and will have no impact on its consolidated statement of condition or results of operations. In December 2011, the FASB delayed certain aspects of ASU 2011-05 that pertain to how and where reclassification adjustments are presented. The adoption of ASU No. 2011-05 is reflected in the Company’s Consolidated Statements of Income and Comprehensive Income for the three and twelve months ended September 30, 2012.

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

—	changes in the quality or composition of our loan or securities portfolios;
—	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
—	our use of derivatives to mitigate our exposure to interest rate risk;
—	changes in competitive pressures among financial institutions or from non-financial institutions;
—	changes in deposit flows and wholesale borrowing facilities;
—	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
—	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
—	changes in our customer base or in the financial or operating performances of our customers’ businesses;
—	any interruption in customer service due to circumstances beyond our control;
—	our ability to retain key members of management;
—	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;
—	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;
—	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company, including those conditions resulting from natural disasters;

—	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
—	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
—	the ability to keep pace with, and implement on a timely basis, technological changes;
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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include an amount for accumulated other comprehensive loss, net of tax (“AOCL”). AOCL consists of after-tax net unrealized gains (losses) on securities; certain other-than-temporary impairment (“OTTI”) losses on securities; and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to below and later in this report as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at September 30, 2012 and December 31, 2011 follow:

	September 30, 2012	December 31, 2011
(in thousands)
Stockholders’ Equity	$ 5,642,465	$ 5,565,704
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(36,734)	(51,668)

Tangible stockholders’ equity	$ 3,169,600	$ 3,077,905

Total Assets	$44,093,795	$42,024,302
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(36,734)	(51,668)

Tangible assets	$41,620,930	$39,536,503

Stockholders’ equity to total assets	12.80%	13.24%
Tangible stockholders’ equity to tangible assets	7.62%	7.78%

Tangible Stockholders’ Equity	$3,169,600	$3,077,905
Add back: Accumulated other comprehensive loss, net of tax	57,674	71,910

Adjusted tangible stockholders’ equity	$3,227,274	$3,149,815

Tangible Assets	$41,620,930	$39,536,503
Add back: Accumulated other comprehensive loss, net of tax	57,674	71,910

Adjusted tangible assets	$41,678,604	$39,608,413

Adjusted stockholders’ equity to adjusted tangible assets	7.74%	7.95%

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

Recent Events

Dividend Payment

On October 23, 2012, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 16, 2012 to shareholders of record at the close of business on November 7, 2012.

Hurricane Sandy

The vast majority of the mortgage and other loans the Company originates for investment are collateralized by properties and, to a lesser extent, businesses located in New York City, as well as Long Island and New Jersey. Certain areas within these markets were severely impacted by Hurricane Sandy during the period from October 28, 2012 to October 31, 2012 and, accordingly, the ability of some borrowers to repay their loans may be adversely impacted by the damage caused by the storm. We are in the process of assessing the damage, if any, that may have occurred to the properties and businesses collateralizing our loans in the areas that were affected, and although our exposure to loss should be limited by the existence of required insurance, there is a risk that some of the collateral underlying our loans may be compromised.

In addition, New York City, Long Island, Westchester County, and New Jersey are home to 206 of our branches and most of our back-office locations, many of which experienced short-term service disruptions, primarily due to power outages, during and after the storm. With the exception of a few branches that were impacted by severe flooding, our branches did not sustain any significant damage. Given the minimal impact on our branch and back-office locations and our insurance coverage, we do not expect the cost of any repairs to be made to be material.

The Economic Environment

The national unemployment rate was 7.8% in September 2012, an improvement from the rate in June 2012 and September 2011, which was 8.2%. In Ohio, Florida, and Arizona, the unemployment rates declined to 6.5%, 8.6%, and 8.0%, respectively, in September 2012 from 7.4%, 9.0%, and 8.5%, respectively, in June, and from 8.5%, 10.6%, and 8.9%, respectively, in September of last year. In New York and New Jersey the unemployment rates declined to 8.2% and 9.2%, respectively, in September 2012 from 9.1% and 10.1%, respectively, in June, but were up from 7.8% and 8.9%, respectively, in September of last year.

In New York City, where the vast majority of the properties securing our held-for-investment loans are located, the unemployment rate declined to 8.8% in September 2012 from 10.3% and 9.1%, respectively, in June 2012 and September 2011. However, in Manhattan, where 41.4% of the properties securing our held-for-investment multi-family and commercial real estate (“CRE”) loans are located, the office vacancy rate was 10.6% in September 2012, as compared to 10.5% and 10.3% in June 2012 and September 2011, respectively.

Through August 2012, home prices rose 2.0% nationally from the year-earlier level, and also rose in three of the four primary markets we serve. Home prices rose 1.1%, 6.7%, and 18.8%, respectively, in greater Cleveland, greater Miami, and greater Phoenix, but fell 2.3% in greater New York. From July to August, home prices rose 0.9% on a nationwide basis, and 1.0%, 1.0%, 1.8%, and 0.7%, respectively, in greater Cleveland, greater Miami, greater Phoenix, and greater New York.

Executive Summary

In the three months ended September 30, 2012, we generated a strong financial performance despite the challenges posed by the yield curve as the average ten-year Treasury rate declined to 1.64% from 2.41% in the year-earlier third quarter, and the two-year Treasury rate fell to 0.26% from 0.28%. We generated earnings of $128.8 million, or $0.29 per diluted share, in the current third quarter, as compared to $131.2 million, or $0.30 per diluted share, in the trailing quarter and $119.8 million, or $0.27 per diluted share, in the year-earlier three months.

Our earnings for the three months ended September 30, 2012 were driven by the following factors:

Mortgage Banking Income

—

With the decline in market interest rates to historical lows, refinancing activity rose in the U.S. residential housing market served by our mortgage banking operation, and in the Metro New York market for our multi-family mortgage and CRE loans.

—

The rise in refinancing activity contributed to an increase in the production of one-to-four family loans for sale and, with it, an increase in mortgage banking income from originations. The volume of one-to-four family loans originated for sale rose $269.5 million linked-quarter and $1.1 billion year-over-year, to $2.9 billion, in the three months ended September 30, 2012. Similarly, income from originations rose $13.6 million and $35.6 million, respectively, to $66.5 million from the levels recorded in the trailing and year-earlier three months.

—

The benefit of the increase in income from originations was tempered by a servicing loss of $13.9 million, primarily reflecting a negative mark-to-market on our mortgage servicing rights (“MSRs”), as refinancing activity rose. In the second quarter of 2012, we recorded servicing income of $5.4 million, and in the year-earlier quarter, we recorded a servicing loss of $4.8 million.

—

As a result, mortgage banking income totaled $52.6 million in the current three-month period, reflecting a linked-quarter reduction of $5.7 million and a $28.3 million increase from the year-earlier amount.

Net Interest Income

—

While net interest income fell $11.7 million linked-quarter and $10.0 million year-over-year, to $285.0 million, these declines were tempered by an increase in the average balance of interest-earning assets and a robust level of prepayment penalty income, as the historically low level of market interest rates encouraged refinancing in the market for our multi-family loans.

—

The volume of multi-family loans produced rose $357.8 million linked-quarter and $614.6 million year-over-year, to $1.6 billion, boosting the portfolio to $18.5 billion at September 30, 2012. Prepayment penalty income totaled $31.5 million in the current third quarter, as compared to $32.0 million and $12.1 million, respectively, in the trailing and year-earlier three months.

—

The declines in net interest income were also tempered by the continued decline in our average cost of funds. Largely reflecting the assumption of deposits from Aurora Bank FSB (“Aurora Bank”) on June 28, 2012, we reduced our average cost of deposits to 0.64% in the current third quarter, even as the average balance of interest-bearing deposits rose $1.9 billion sequentially to $22.4 billion. Although the average cost of borrowed funds rose during this time, the acquisition of very low-cost deposits in the Aurora Bank transaction led the average cost of interest-bearing liabilities to fall by ten basis points linked-quarter and nine basis points year-over-year, to 1.80%.

—

While the average balance of loans rose $135.8 million linked-quarter and $1.6 billion year-over-year, to $30.9 billion, the replenishment of the loan portfolio with lower-yielding credits contributed to linked-quarter and year-over-year reductions in the average yield on loans. Notwithstanding the contribution of prepayment penalty income, the average yield on loans fell 17 basis points linked-quarter and 35 basis points year-over-year, to 5.11%. In addition, the average yield on interest-earning assets declined to 4.90% in the current third quarter from 5.07% and 5.19%, respectively, in the earlier periods.

—

Reflecting the same factors that contributed to the declines in net interest income, our net interest margin was 3.17% in the current third quarter, as compared to 3.30% and 3.33%, respectively, in the trailing and year-earlier three months. Prepayment penalty income accounted for 35 basis points of our current third-quarter margin, as compared to 36 and 14 basis points, respectively, in the earlier periods.

Provisions for Loan Losses

—

The provision for losses on non-covered loans was reduced to $10.0 million in the current third quarter from $15.0 million and $18.0 million, respectively, in the trailing and year-earlier three months.

—

The provision for losses on covered loans declined to $2.8 million in the current third quarter from $18.4 million in the second quarter of this year. No comparable provision was recorded in the third quarter of last year.

—

We record a provision for losses on covered loans when the quality of loans acquired in our FDIC-assisted transactions deteriorates to a greater degree than had been expected at the time of those transactions. Such provisions are largely offset by FDIC indemnification income, which is recorded in non-interest income during the same period of time. In the third quarter of 2012, we recorded FDIC indemnification income of $2.3 million, a reduction from $14.8 million in the second quarter of this year.

Operating Expenses

—

Operating expenses fell $2.0 million on a linked-quarter basis and rose $1.9 million year-over-year, to $148.5 million. The linked-quarter decline was attributable to a decrease in general and administrative (“G&A”) expense, primarily reflecting a reduction in the costs of managing and disposing of other real estate owned (“OREO”). Conversely, the year-over-year increase was primarily due to a $3.2 million rise in G&A expense, reflecting an increase in OREO-related costs. The latter increase was largely offset by a $2.5 million reduction in compensation and benefits expense.

The strength of our third quarter performance was also reflected in the quality of our assets and our solid capital:

Asset Quality

—

Asset quality improved for the eighth consecutive quarter as the balance of non-covered non-performing assets declined $8.8 million and $119.9 million, respectively, to $290.5 million, from the balances recorded at June 30, 2012 and December 31, 2011. The September 30, 2012 balance represented 0.71% of total non-covered assets, an improvement from 0.75% and 1.07%, respectively, at the earlier period-ends.

—

The decline in non-performing non-covered assets was attributable to reductions in both non-performing non-covered loans and non-covered OREO. Non-performing non-covered loans represented $246.6 million, or 0.92%, of total non-covered loans at the end of September, as compared to $252.0 million and $325.8 million, respectively, at June 30, 2012 and December 31, 2011. OREO totaled $43.9 million at the end of September, as compared to $47.3 million and $84.6 million, respectively, at the earlier period-ends.

—

Net charge-offs totaled $8.9 million in the current third quarter, reflecting linked-quarter and year-over-year declines of $5.0 million and $4.2 million, respectively. The ratio of net charge-offs to average loans improved to 0.03% in the current third quarter from 0.05% in the trailing quarter and 0.04% in the year-earlier three months, non-annualized.

Capital

—

Stockholders’ equity totaled $5.6 billion at the end of September, up $30.9 million from the June 30th balance and $76.8 million from the balance at December 31, 2011. The September 30th balance represented 12.80% of total assets and a book value per share of $12.85.

—

Tangible stockholders’ equity totaled $3.2 billion at the end of September, reflecting a three-month increase of $35.8 million and a nine-month increase of $91.7 million. The September 30th balance represented 7.62% of tangible assets and a tangible book value per share of $7.22. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

—

Our capital strength was also reflected in our subsidiary banks’ regulatory capital measures, each of which exceeded the FDIC requirements for classification as “well-capitalized” banks. At September 30, 2012, the Community Bank had a leverage capital ratio of 8.29%, a Tier 1 risk-based capital ratio of 12.69%, and a total risk-based capital ratio of 13.41%. For the Commercial Bank, the respective measures were 13.61%, 16.85%, and 17.45%.

Balance Sheet Summary

At September 30, 2012, we recorded total assets of $44.1 billion, reflecting a $606.4 million increase from the June 30th balance and a $2.1 billion increase from the balance at December 31, 2011. In addition to a $367.0 million increase in total loans, to $31.4 billion, the linked-quarter increase in total assets reflects an $879.1 million rise in total securities to $5.1 billion. In the nine months ended September 30, 2012, loans and securities rose $1.1 billion and $603.7 million, respectively. Cash and cash equivalents totaled $2.5 billion at the end of September, down $622.4 million from the June 30th balance and up $536.6 million from the balance at December 31st.

Deposits totaled $24.5 billion at the end of September, down $475.0 million from the June 30th balance and up $2.2 billion from the balance at December 31st. While the nine-month increase largely reflects the deposits assumed in our transaction with Aurora Bank late in the second quarter, a portion of those deposits ran off in the third quarter, as had been expected, resulting in the three-month decline. Borrowed funds totaled $13.6 billion at the end of September, reflecting a three-month increase of $1.0 billion and a $359.0 million reduction from the balance at December 31st.

In the three and nine months ended September 30, 2012, stockholders’ equity rose $30.9 million and $76.8 million, respectively, to $5.6 billion, representing 12.80% of total assets and a book value per share of $12.85. Tangible stockholders’ equity totaled $3.2 billion at the end of September, reflecting a three-month increase of $35.8 million and a nine-month increase of $91.7 million. The September 30th balance represented 7.62% of tangible assets and a tangible book value of $7.22 per share. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

Loans

Loans represented $31.4 billion, or 71.3%, of total assets at the end of September, reflecting a three-month increase of $367.0 million and a nine-month increase of $1.1 billion, or 4.9% annualized. Included in the balance at September 30, 2012 were covered loans of $3.4 billion; non-covered loans held for investment (“loans held for investment”) of $26.8 billion, representing 85.3% of the total; and non-covered loans held for sale (“loans held for sale”) of $1.2 billion.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. Primarily reflecting repayments, covered loans declined $115.5 million and $352.4 million, respectively, from the balances at June 30, 2012 and December 31, 2011, to $3.4 billion at September 30, 2012. Covered loans represented 10.8% of total loans at the end of September, as compared to 11.3% and 12.4%, respectively, at the earlier period-ends.

One-to-four family loans represented $3.1 billion, or 90.3%, of total covered loans at the end of the third quarter, with all other types of covered loans representing $330.8 million, or 9.7%, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of CRE loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

At September 30, 2012, $2.4 billion, or 73.0%, of the loans in our covered loan portfolio were variable rate loans, and the weighted average interest rate on such loans was 3.88%. The interest rates on 87.2% of our covered variable rate loans at that date were scheduled to reprice within twelve months and annually thereafter. We expect such loans to reprice at lower interest rates. The interest rates on the variable rate loans in the covered loan portfolio are indexed to either the one-year LIBOR or the one-year Treasury rate plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold with respect to covered loans and covered OREO.

In the three months ended September 30 and June 30, 2012, we recorded provisions for losses on covered loans of $2.8 million and $18.4 million, respectively. No comparable provision was recorded in the third quarter of last year. In each case, the provisions were recorded due to credit quality deterioration in the acquired portfolios of one-to-four family loans and HELOCs, primarily.

The provisions for losses on covered loans recorded in the third and second quarters of 2012 were largely offset by FDIC indemnification income of $2.3 million and $14.8 million, recorded in non-interest income in the respective periods.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at September 30, 2012:

(in thousands)
California	$ 603,353
Florida	586,046
Arizona	295,674
Ohio	218,864
Massachusetts	155,044
Michigan	151,363
Illinois	116,301
New York	107,963
Nevada	85,463
Texas	85,214
Maryland	81,927
New Jersey	76,904
Colorado	73,951
Washington	72,017
All other states	690,540

Total covered loans	$3,400,624

Non-Covered Loans Held for Investment

At September 30, 2012, loans held for investment totaled $26.8 billion, representing 85.3% of total loans, 60.8% of total assets, and a $1.3 billion, or 5.0%, increase from the balance at December 31st. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of ADC loans, one-to-four family loans, and other loans. C&I loans comprise the bulk of our “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we originated, with the remainder consisting of loans we acquired in our business combinations prior to 2009.

The three- and nine-month increases in held-for-investment loans were attributable to the continued decline in market interest rates to historically low levels, which triggered an increase in refinancing activity and property transactions, particularly in our multi-family lending niche.

Originations of held-for-investment loans totaled $6.1 billion and $6.6 billion, respectively, in the first nine months of 2012 and 2011, including $2.1 billion and $1.9 billion of loans originated in the third quarters of the respective years.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $1.6 billion, or 79.9%, of the loans we produced for investment in the current third quarter, as compared to $1.3 billion and $1.0 billion, respectively, in the trailing and year-earlier three months. In the nine months ended September 30, 2012, multi-family loans represented $4.0 billion, or 64.9%, of loans produced for investment, as compared to $4.2 billion, or 62.6%, in the first nine months of last year.

At September 30, 2012, multi-family loans represented $18.5 billion, or 68.9%, of total loans held for investment, reflecting a three-month increase of $287.2 million and a nine-month increase of $1.0 billion. The average multi-family loan had a principal balance of $4.2 million at the end of September, as compared to $4.1 million and $4.0 million, respectively, at June 30th and December 31st.

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

Our multi-family loans typically feature a term of ten years, with a fixed rate of interest for the first five years of the loan, and an alternative rate of interest in years six through ten. The rate charged in the first five years is generally based on intermediate-term interest rates, plus a spread. During years six through ten, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternatively, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank (the “FHLB”) of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six. Notably, the expected weighted average life of the multi-family loan portfolio was 2.8 years at the end of September, as compared to 3.3 years at December 31, 2011.

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

At September 30, 2012, the vast majority of our multi-family loans were secured by rental apartment buildings, and 81.2% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, New York State was home to 5.0%, with New Jersey and Pennsylvania accounting for 7.4% and 2.9%, respectively. The remaining 3.5% of multi-family loans were secured by buildings outside these markets.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative loan-to-value (“LTV”) ratios our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses during the most recent downturn of the credit cycle, as well as historically.

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

Commercial Real Estate Loans

CRE loans represented $7.2 billion, or 26.8%, of held-for-investment loans at the end of September, reflecting a linked-quarter increase of $35.5 million and a $338.0 million increase from the balance at December 31st. The average CRE loan had a principal balance of $4.4 million at September 30, 2012.

Originations of CRE loans totaled $292.2 million in the current third quarter, reflecting a linked-quarter decrease of $236.2 million and a year-over-year decrease of $423.5 million. In the nine months ended September 30, 2012, we originated CRE loans of $1.7 billion, as compared to $1.8 billion in the first nine months of last year. Included in the current nine-month amount were $916.3 million of loans that were originated in the first quarter, portions of which were subsequently participated out to other banks.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2012, 74.5% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 11.6% and 6.4%, respectively.

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

Prepayment penalties also apply, with five percentage points of the then-current balance generally being charged on loans that refinance in the first year, scaling down to one percentage point of the then-current balance on loans that refinance in year five. Our CRE loans tend to refinance within three to four years of origination. At September 30, 2012, the expected weighted average life of the CRE loan portfolio was 3.3 years, as compared to 3.4 years at December 31, 2011. If a loan remains outstanding in the sixth year, and the borrower selects the fixed-rate option, a schedule of prepayment penalties ranging from five points to one point begins again in year six.

The repayment of loans secured by commercial real estate is typically dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum debt service coverage ratio of 130% and a maximum LTV ratio of 65%. In addition, the origination of CRE loans typically requires a security interest in the furniture, fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases.

Acquisition, Development, and Construction Loans

To reduce our exposure to credit risk in a declining real estate market, we have limited our production of ADC loans to loans that have limited market risk and low LTV ratios, and are made to reputable borrowers who have significant collateral. As a result, ADC loans represented $57.1 million, or 0.9%, of the loans we produced for investment in the current nine-month period, including $9.0 million, or 0.4%, of the loans produced in the third quarter of this year. In addition, the portfolio of ADC loans represented $383.7 million, or 1.4%, of total loans held for investment at September 30, 2012.

At September 30, 2012, 56.1% of the loans in our ADC portfolio were for land acquisition and development; the remaining 43.9% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

At the end of September, 72.6% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for 40.3% of New York City’s share. Long Island accounted for 14.7% of our ADC loans, with New Jersey accounting for 9.3%. Reflecting the limited extent to which ADC loans have been originated beyond our immediate market, 3.4% of our ADC loans are secured by properties beyond New Jersey and New York.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn of the credit cycle, borrowers are required to provide a personal guarantee of repayment and completion. In the nine months ended September 30, 2012, we recovered losses against personal guarantees of $2.9 million, including $921,000 in the third quarter of the year. In the first nine months of 2011, we recovered $101,000 from personal guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At September 30, 2012, 6.5% of the loans in our ADC loan portfolio were non-performing, as compared to 6.4% and 6.7%, respectively, at June 30, 2012 and December 31, 2011.

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

One-to-Four Family Loans

We originate agency-conforming one-to-four family loans through our mortgage banking operation and aggregate those loans with others produced by our mortgage banking clients throughout the United States. These loans are generally sold, servicing retained, to government-sponsored enterprises (“GSEs”) and are further discussed under “Non-Covered Loans Held for Sale” later in this report. In addition to originating agency-conforming one-to-four family loans, our mortgage banking operation has periodically originated jumbo one-to-four family loans for sale, under contract, to other banks.

Accordingly, the vast majority of the one-to-four family loans in our portfolio of loans held for investment are loans that were acquired in our business combinations prior to December 2009. Reflecting the origination of a small number of jumbo one-to-four family loans for our own portfolio, the balance of one-to-four family loans held for investment rose $3.8 million since December 31, 2011 to $131.1 million at the end of September, and included $28.4 million of hybrid-rate jumbo loans.

Other Loans

Other loans represented $636.8 million, or 2.4%, of total held-for-investment loans, at the end of September, reflecting a $33.1 million reduction from the balance at December 31st. C&I loans represented $582.6 million, or 91.4%, of the September 30th balance, and were down $17.4 million from the year-end amount. Of the $336.5 million of other loans originated for investment during the current nine-month period, C&I loans represented $333.2 million, or 99.0%. Included in the latter amount were third quarter C&I loan originations of $93.2 million, representing 98.5% of other loans produced in the three months ended September 30, 2012.

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

We also place a limit on the amount of loans that may be made to one borrower. At September 30, 2012, the largest concentration of loans to one borrower consisted of a $526.7 million multi-family loan provided by the Community Bank to Riverbay Corporation—Co-op City, a residential community with 15,372 units in the Bronx, New York, which was created under New York State’s Mitchell-Lama Housing Program in the late 1960s to provide affordable housing for middle-income residents of the State. The loan was originally made on September 30, 2004 and, as of September 30, 2012, has been current since origination. The interest rate on the loan was 5.75% at the latter date. We currently expect the Co-op City loan to prepay in the fourth quarter of 2012, and to receive prepayment penalty income of approximately $17.5 million as a result.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at September 30, 2012:

	At September 30, 2012
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 6,637,709	35.94%	$3,989,358	55.46%	$154,714	40.32%
Brooklyn	3,451,472	18.69	438,376	6.09	35,857	9.34
Bronx	2,842,938	15.39	178,870	2.49	22,743	5.93
Queens	1,946,631	10.54	680,819	9.47	56,408	14.70
Staten Island	123,464	0.67	68,317	0.95	8,899	2.32

Total New York City	$15,002,214	81.23%	$5,355,740	74.46%	$278,621	72.61%

Long Island	402,365	2.18	831,361	11.56	56,465	14.72
Other New York State	516,638	2.80	161,964	2.25	--	--
New Jersey	1,359,914	7.36	463,320	6.44	35,609	9.28
Pennsylvania	533,601	2.89	235,216	3.27	--	--
All other states	653,497	3.54	145,593	2.02	13,000	3.39

Total	$18,468,229	100.00%	$7,193,194	100.00%	$383,695	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Non-Covered Loans Held for Sale

Since 2010, we have been actively engaged in the origination and purchase of one-to-four family loans for sale, primarily to GSEs. Our mortgage banking operation serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans in all 50 states.

To a much lesser extent, we utilize our mortgage banking platform to originate jumbo loans under contract for sale to other financial institutions, a practice we initiated in the first quarter of 2011. Although the volume of jumbo loan originations has been immaterial, and we do not expect jumbo loans to become a material portion of the one-to-four family loans we produce for sale, we decided to originate jumbo loans to complement our position in the loan-origination marketplace.

Loans sold to financial institutions other than GSEs include standard representations and warranties that could require the repurchase of a loan due to a breach of contract. We take these loans into account in calculating our related representation and warranty reserve estimates.

In the first nine months of 2012, originations of one-to-four family loans held for sale totaled $7.9 billion, as compared to $4.4 billion in the first nine months of the prior year. Included in the current nine-month amount were third-quarter originations of $2.9 billion, up $269.5 million from the second quarter volume and $1.1 billion higher than the volume produced in the year-earlier three months. In the nine months ended September 30, 2012, $7.9 billion, or 99.45%, of the one-to-four family loans we originated for sale were agency-conforming loans and $43.4 million, or 0.55%, were non-conforming. Included in the respective nine-month amounts were $2.8 billion and $16.2 million of agency-conforming and non-conforming loans that were originated in the third quarter, reflecting 99.44% and 0.56%, respectively, of all one-to-four family loans originated for sale during those periods.

The increase in production in the third quarter of 2012 was fostered by the historically low level of interest rates on residential mortgages, an environment generally attributable to the Federal Reserve Bank’s most recent round of quantitative easing, QE3. With more homeowners refinancing and home purchase transactions holding steady, the average balance of loans held for sale rose to $1.1 billion in the current third quarter, from $859.7 million and $586.4 million, respectively, in the trailing and year-earlier three months.

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

In addition, all “trusted source” third-party vendors are directly connected to the Gemstone system via secure electronic data interfaces. Within the Gemstone system, these trusted sources provide key risk and control services throughout the origination process, including ordering and receipt of credit report information, independent collateral appraisals, private mortgage insurance, automated underwriting and program eligibility determinations, flood insurance determination, fraud detection, local/state/federal regulatory compliance, predatory or “high cost” loan reviews, and legal document preparation services. Our employees augment the automated system controls by performing audits during the process, which include the final underwriting of the loan file (the credit decision), and various other pre-funding and post-funding quality control reviews.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At September 30, 2012, June 30, 2012, and December 31, 2011, the liabilities for estimated possible future losses relating to these representations and warranties were $7.5 million, $6.8 million, and $5.3 million, respectively. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given, and considers a variety of factors, including, but not limited to, actual default experience; estimated future defaults; historical loan repurchase rates and the frequency and potential severity of defaults; probability that a repurchase request will be received; and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)
Balance, beginning of period	$6,816	$4,193	$5,320	$3,537
Provision for repurchase losses:
Loan sales	724	446	2,220	1,102
Change in estimates	--	--	--	--

Balance, end of period	$7,540	$4,639	$7,540	$4,639

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

The following table sets forth our GSE repurchase requests during the periods indicated:

Repurchase Request Activity

	For the Three Months Ended September 30,
	2012		2011
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	11	$2,370	8	$1,633
New repurchase requests (2)	17	4,104	52	11,857
Successful rebuttal/rescission	(20)	(4,036)	(26)	(5,072)
Indemnifications (3)	--	--	--	--
Loan repurchases	(1)	(243)	--	--

Balance, end of period (4)	7	$2,195	34	$8,418

	For the Nine Months Ended September 30,
	2012		2011
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	8	$1,583	1	$155
New repurchase requests (2)	68	15,850	70	15,823
Successful rebuttal/rescission	(64)	(14,231)	(36)	(7,262)
Indemnifications (3)	(3)	(585)	(1)	(298)
Loan repurchases	(2)	(422)	--	--

Balance, end of period (4)	7	$2,195	34	$8,418

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests are from GSEs and relate to one-to-four family loans originated for sale.
(3)	The Company protects a GSE against future losses under an indemnification agreement.
(4)	Of the seven period-end requests as of September 30, 2012, six were from Fannie Mae and one was from Freddie Mac. Fannie Mae allows 90 days to respond, whereas Freddie Mac allows 30 days. Failure to respond to a request in a timely manner could result in the Company having an obligation to repurchase the loan.

The following table sets forth the activity with regard to GSE loans indemnified for possible losses in the event of default, and loans purchased by the Community Bank in the three and nine months ended September 30, 2012:

Indemnified and Repurchased Loan Activity

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012

(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	9	$1,684	5	$1,084
Indemnifications	--	--	3	585
Repurchases	1	243	2	421
Principal payoffs	(4)	(842)	(4)	(842)
Principal payments	--	(13)	--	(176)

Balance, end of period (1)	6	$1,072	6	$1,072

(1)	Of the six indemnified and repurchased loans, four were performing at September 30, 2012.

Outstanding Loan Commitments

At September 30, 2012, we had outstanding loan commitments of $4.1 billion, reflecting a $1.4 billion increase from the level at December 31, 2011. Included in the September 30th amount were commitments to originate loans for investment of $1.8 billion and commitments to originate loans for sale of $2.3 billion, as compared to $1.6 billion and $1.1 billion, respectively, at December 31st. Multi-family and CRE loans represented $1.3 billion of held-for-investment loan commitments at the end of September, while ADC loans and other loans represented $106.9 million and $402.9 million, respectively.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $188.9 million at September 30, 2012, as compared to $172.9 million at December 31st.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The Company’s asset quality reflected continued improvement, as non-performing non-covered loans declined to $246.6 million at the end of September from $252.0 million and $325.8 million, respectively, at June 30th and December 31st. Non-performing non-covered loans represented 0.92% of total non-covered loans at the end of September, as compared to 0.95% and 1.28%, respectively, at the earlier dates.

While non-performing multi-family loans fell $17.4 million to $139.3 million over the course of the third quarter, the benefit was largely offset by the impact of an $11.9 million rise in non-performing other loans, to $18.3 million. In addition, while non-performing CRE and ADC loans reflected modest linked-quarter improvements, the benefit was offset by a modest rise in non-performing one-to-four family loans. The nine-month improvement in non-performing non-covered loans stemmed from four of the five loan categories, as non-performing multi-family loans fell $65.8 million and non-performing CRE, ADC, and one-to-four family loans fell $13.4 million, $5.1 million, and $2.4 million, respectively. The improvements in these four categories more than exceeded the impact of a $7.4 million increase in non-performing other loans.

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

At September 30, 2012, June 30, 2012, and December 31, 2011, all of our non-performing loans were classified as non-accrual loans.

The following table sets forth the changes in non-performing non-covered loans over the nine months ended September 30, 2012:

(in thousands)
Balance at December 31, 2011	$325,815
New non-accrual in the period	68,423
Charge-offs	(17,004)
Transferred to other real estate owned	(15,455)
Loan payoffs, including dispositions and principal amortization	(91,501)
Restored to performing status	(23,710)

Balance at September 30, 2012	$246,568

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

Non-performing non-covered loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee, the Credit Committee, and the Boards of Directors of the Banks. In accordance with our charge-off policy, non-performing non-covered loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Recovery Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

At September 30, 2012, non-covered OREO totaled $43.9 million, reflecting a three-month reduction of $3.4 million and a $40.6 million, or 48.1%, reduction from the balance at December 31, 2011. Reflecting the improvements in non-performing non-covered loans and OREO, non-performing non-covered assets totaled $290.5 million at the end of September, representing a three-month decrease of $8.8 million and a nine-month decrease of $119.9 million, or 29.2%. The September 30th amount was equivalent to 0.71% of total non-covered assets, an improvement from 0.75% and 1.07%, respectively, at the prior period ends.

While the balance of loans 30 to 89 days past due fell $62.8 million to $48.9 million over the nine months ended September 30, 2012, the September 30th balance was $10.3 million higher than the balance at June 30, 2012. The nine-month improvement was largely attributable to a $13.1 million reduction in multi-family loans to $33.6 million and a $49.2 million reduction in CRE loans to $4.6 million. In addition, there were no 30 to 89 days past due ADC loans at the end of September, as compared to $6.5 million at December 31, 2011. The benefit of these reductions was only partly offset by a $5.1 million rise in other loans 30 to 89 days past due to $7.1 million and an $851,000 rise in one-to-four family loans 30 to 89 days past due to $3.6 million.

The three-month rise in loans 30 to 89 days past due was the result of a $6.1 million increase in multi-family loans, a $5.1 million increase in other loans, and an $816,000 rise in one-to-four family loans. These increases were only partly offset by a $1.7 million decrease in CRE loans.

Reflecting the nine-month improvements in non-performing assets and loans 30 to 89 days past due, total delinquencies declined to $339.4 million at September 30, 2012 from $522.0 million at December 31, 2011. The net effect of the three-month reduction in non-performing assets and the three-month rise in loans 30 to 89 days past due was a $1.5 million reduction in total delinquencies.

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

The repayment of loans secured by commercial real estate is typically dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management.

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

While we strive to originate loans that will perform in accordance with their original terms, the severity of the credit cycle that began in 2008 resulted in a greater number of loans transitioning to non-accrual status and a greater volume of net charge-offs than we incurred before the downward cycle turn. However, the balance of non-performing loans has now declined for eight consecutive quarters and the volume of net charge-offs has now declined for three consecutive quarters.

In the nine months ended September 30, 2012, net charge-offs declined to $38.3 million from $78.6 million in the year-earlier nine months. The current nine-month amount represented 0.12% of average assets, an improvement from 0.27% in the first nine months of last year. (Each of these measures is non-annualized.) Included in the respective nine-month amounts were third-quarter net charge-offs of $8.9 million and $13.1 million, equivalent to 0.03% and 0.04% of average loans (non-annualized), respectively.

Multi-family and CRE loans represented $24.1 million and $4.9 million, respectively, of net charge-offs in the current nine-month period, including $5.9 million and $318,000, respectively, that were recorded in the third quarter of this year. ADC and other loans accounted for $5.9 million and $3.5 million of net charge-offs in the current nine-month period, including $39,000 and $2.6 million, respectively, that were recorded in the current three-month period. Conversely, we recorded a net recovery of $96,000 on one-to-four family loans in the current nine-month period, including net recoveries of $24,000 in the third quarter of this year.

Reflecting the $40.0 million provision for losses on non-covered loans and the $38.3 million of net charge-offs recorded in the current nine-month period, our allowance for losses on non-covered loans rose $1.7 million to $139.0 million at the end of September from $137.3 million at December 31, 2011. The September 30th balance represented 56.38% of non-performing non-covered loans, an increase from 42.14% at December 31st.

Based upon all relevant and available information at the end of the third quarter, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

To further mitigate our credit risk, we continue to de-emphasize the production of ADC and other loans, as well as one-to-four family loans, for portfolio. At September 30, 2012, ADC loans, one-to-four family loans, and other loans represented 1.43%, 0.49%, and 2.37%, respectively, of total non-covered loans held for investment, as compared to 1.75%, 0.50%, and 2.62%, respectively, at December 31, 2011. At September 30, 2012, 6.47%, 7.24%, and 2.88% of ADC loans, one-to-four family loans, and other loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses, and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.92% of total non-covered loans at the end of the third quarter; the ratio of net charge-offs to average loans for the three months ended at September 30, 2012 was 0.03%, non-annualized.

The following tables present the number and amount of non-accrual CRE and multi-family loans by originating bank at September 30, 2012 and December 31, 2011:

As of September 30, 2012 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	64	$138,345	39	$43,184
New York Commercial Bank	2	948	8	11,457

Total for the Company	66	$139,293	47	$54,641

As of December 31, 2011 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	85	$204,116	49	$58,437
New York Commercial Bank	2	948	6	9,595

Total for the Company	87	$205,064	55	$68,032

The following table presents information about our five largest non-performing loans as of September 30, 2012:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-family	ADC	C&I	C&I	CRE
Origination Date	6/29/05	9/12/07	11/30/05	12/17/04	09/11/08
Origination Balance	$41,116,000	$4,292,189	$16,360,000	$8,176,198	$6,300,000
Full Commitment Balance	$45,531,750	$27,155,875	$16,360,000	$8,176,198	$6,300,000
Balance at September 30, 2012	$41,636,000	$11,733,949	$7,146,189	$7,100,783	$6,197,016
Associated Allowance	None	None	None	None	None
Non-Accrual Date	February 2009	July 2011	September 2012	September 2012	May 2010
Origination LTV Ratio	76%	77%	N/A	39%	75%
Current LTV Ratio	76%	71%	N/A	24%	69%
Last Appraisal	November 2011	January 2012	N/A	March 2012	April 2012

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

No. 3 - The borrower is an owner and operator of fuel terminals and fuel distribution and is based in New York. This loan is collateralized by accounts receivable, inventory, and intangible assets. No allocation for the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

No. 4 - The borrower is an owner and operator of fuel terminals and fuel distribution and is based in New York. This loan is collateralized by a fuel storage facility containing several small industrial buildings in Brooklyn, New York. No allocation for the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

No. 5 - The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 11,000 square foot commercial building with excess development rights in Manhattan. No allocation for the allowance for losses on non-covered loans was necessary, as determined by using the fair value of collateral method in accordance with FAS 114 (ASC 310-10/40).

The borrowers on these loans may no longer draw down additional funds.

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2012, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $252.9 million and loans on which forbearance agreements were reached amounted to $31.3 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

In accordance with GAAP, we are required to account for such loan modifications or restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if we grant a concession to a borrower experiencing financial difficulty. Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months.

Loans modified as TDRs totaled $284.2 million and $287.1 million, respectively, at September 30, 2012 and December 31, 2011. Accruing loans represented $113.8 million and $63.8 million, respectively, of total TDRs at September 30, 2012 and December 31, 2011, and non-accrual loans represented $170.4 million and $223.3 million, respectively, of the total amounts.

The following table presents information regarding our TDRs as of September 30, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 74,825	$117,683	$192,508
Commercial real estate	37,473	39,881	77,354
Acquisition, development, and construction	--	11,734	11,734
Commercial and industrial	1,523	--	1,523
One-to-four family	--	1,101	1,101

Total	$113,821	$170,399	$284,220

The following table presents information regarding our TDRs as of December 31, 2011:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$60,454	$166,248	$226,702
Commercial real estate	3,389	39,054	42,443
Acquisition, development, and construction	--	15,886	15,886
Commercial and industrial	--	667	667
One-to-four family	--	1,411	1,411

Total	$63,843	$223,266	$287,109

The increase in accruing loans and the corresponding decline in non-accrual loans over the nine months ended September 30, 2012 was attributable to a single CRE loan in the amount of $35.2 million that was returned to accruing status in the second quarter of 2012.

On a limited basis, we may lend additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In addition, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities in the event of non-payment of the restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at September 30, 2012 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at September 30, 2012 and December 31, 2011. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2012	At or For the Year Ended December 31, 2011
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$137,290	$ 158,942
Provision for losses on non-covered loans	40,000	79,000
Charge-offs:
Multi-family	(24,428)	(71,187)
Commercial real estate	(4,995)	(11,900)
Acquisition, development, and construction	(5,907)	(9,153)
One-to-four family	(212)	(1,208)
Other loans	(6,217)	(12,462)

Total charge-offs	(41,759)	(105,910)
Recoveries	3,484	5,258

Balance at end of period	$139,015	$ 137,290

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$139,293	$205,064
Commercial real estate	54,641	68,032
Acquisition, development, and construction	24,813	29,886
One-to-four family	9,487	11,907

Total non-accrual non-covered mortgage loans	228,234	314,889
Other non-accrual non-covered loans	18,334	10,926

Total non-performing non-covered loans (1)	246,568	325,815
Other real estate owned (2)	43,932	84,567

Total non-performing non-covered assets	$290,500	$410,382

Asset Quality Ratios:
Non-performing non-covered loans to total non-covered loans	0.92%	1.28%
Non-covered non-performing assets to total non-covered assets	0.71	1.07
Allowance for losses on non-covered loans to non-performing non-covered loans	56.38	42.14
Allowance for losses on non-covered loans to total non-covered loans	0.52	0.54
Net charge-offs to average loans	0.12(3)	0.35

Loans 30-89 Days Past Due:
Multi-family	$33,644	$ 46,702
Commercial real estate	4,631	53,798
Acquisition, development, and construction	--	6,520
One-to-four family	3,563	2,712
Other loans	7,064	1,925

Total loans 30-89 days past due(4)	$48,902	$111,657

(1)	The September 30, 2012 and December 31, 2011 amounts exclude loans 90 days or more past due of $317.1 million and $347.4 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The September 30, 2012 and December 31, 2011 amounts exclude OREO totaling $50.4 million and $71.4 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Presented on a non-annualized basis.
(4)	The September 30, 2012 and December 31, 2011 amounts exclude loans 30 to 89 days past due of $91.9 million and $112.0 million, respectively, that are covered by FDIC loss sharing agreements.

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

In the third quarter of 2012, a $2.3 million benefit was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. In the trailing quarter, we recorded a comparable benefit of $14.8 million.

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

The loss share receivables may also decrease due to amortization, which was $6,000 in the current nine-month period, or increase due to accretion, which was $20.3 million in the year-earlier nine months. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the nine months ended September 30, 2012, we received FDIC reimbursements of $117.2 million, as compared to $113.6 million in the year-earlier nine months.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at September 30, 2012 and December 31, 2011, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Nine Months Ended September 30, 2012	At or For the Year Ended December 31, 2011
Covered Loans 90 Days or More Past Due:
Multi-family	$ 1,050	$ 161
Commercial real estate	5,042	8,599
Acquisition, development, and construction	2,227	5,082
One-to-four family	297,293	314,821
Other	11,525	18,779

Total covered loans 90 days or more past due	317,137	347,442
Covered other real estate owned	50,404	71,400

Total covered non-performing assets	$367,541	$418,842

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$140,343	$205,225
Commercial real estate	59,683	76,631
Acquisition, development, and construction	27,040	34,968
One-to-four family	306,780	326,728
Other non-performing loans	29,859	29,705

Total non-performing loans	563,705	673,257
Other real estate owned	94,336	155,967

Total non-performing assets (including covered assets)	$658,041	$829,224

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	1.87%	2.30%
Total non-performing assets to total assets	1.49	1.97
Allowance for loan losses to non-performing loans	34.35	25.34
Allowance for loan losses to total loans	0.64	0.58

Covered Loans 30-89 Days Past Due:
Multi-family	$ --	$ --
Commercial real estate	138	1,054
Acquisition, development, and construction	127	272
One-to-four family	84,471	103,495
Other loans	7,184	7,168

Total covered loans 30-89 days past due	$91,920	$111,989

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$ 33,644	$ 46,702
Commercial real estate	4,769	54,852
Acquisition, development, and construction	127	6,792
One-to-four family	88,034	106,207
Other loans	14,248	9,093

Total loans 30-89 days past due (including covered loans)	$140,822	$223,646

Geographical Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at September 30, 2012:

(in thousands)
New York	$176,650
Florida	100,526
New Jersey	50,806
Washington, D.C.	41,866
California	34,332
Arizona	26,909
Ohio	17,185
Connecticut	16,635
Nevada	15,065
Massachusetts	12,753
All other states	70,978

Total non-performing loans	$563,705

Securities

Total securities rose $879.1 million and $603.7 million, respectively, to $5.1 billion during the three and nine months ended September 30, 2012. The September 30th balance equaled 11.7% of total assets, while the balances at June 30, 2012 and December 31, 2011 represented 9.8% and 10.8%, respectively.

The increase in securities largely reflects the purchase of GSE obligations, which represented 92.5% of total securities at the end of September, as compared to 90.6% and 93.7%, respectively, at June 30th and December 31st.

Held-to-maturity securities represented $4.8 billion, or 92.6%, of total securities at the end of September, representing a $912.1 million increase from the June 30th balance and a $949.8 million increase from the balance at December 31st.

At September 30, 2012, the fair value of securities held to maturity represented 105.0% of their carrying value, as compared to 104.6% and 103.9%, respectively, at the earlier dates. Mortgage-related securities accounted for $3.4 billion, $3.2 billion, and $3.0 billion, respectively, of securities held to maturity at September 30, 2012, June 30, 2012, and December 31, 2011, and other securities represented $1.4 billion, $686.4 million, and $819.6 million, respectively, at the corresponding dates. The estimated weighted average life of the held-to-maturity securities portfolio was 4.6 years at the end of September, as compared to 4.8 years and 4.7 years, respectively, at June 30th and December 31st.

Available-for-sale securities represented the remaining $378.5 million, or 7.4%, of total securities at the end of September, down $33.0 million from the June 30th balance and $346.1 million from the balance at December 31st. Included in the respective balances were mortgage-related securities of $206.5 million, $185.5 million, and $192.0 million, and other securities of $172.0 million, $226.0 million, and $532.7 million. The estimated weighted average life of the available-for-sale securities portfolio was 7.6 years at the end of September, as compared to 5.3 years and 3.0 years at the earlier dates.

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

In the first nine months of 2012, loan repayments and sales totaled $13.0 billion, up from $10.3 billion in the first nine months of last year. Repayments and sales accounted for $5.2 billion and $7.8 billion, respectively, of the current nine-month total and for $5.6 billion and $4.7 billion, respectively, of the year-earlier nine-month amount.

Cash flows from the repayment and sale of securities totaled $2.3 billion and $561.4 million, respectively, in the current nine-month period, while purchases of securities totaled $3.4 billion during this time. In the first nine months of 2011, the cash flows from the repayment and sale of securities totaled $2.0 billion and $1.0 billion, respectively, and were partially offset by purchases of securities totaling $3.4 billion.

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

At September 30, 2012, deposits totaled $24.5 billion, reflecting a $475.0 million decrease from the June 30th balance and a $2.2 billion increase from the balance at December 31st. The nine-month increase primarily reflects the Aurora Bank transaction, which added $2.2 billion of brokered certificates of deposit (“CDs”), $766.7 million of institutional and retail CDs, and $11.3 million of retail money market accounts at June 28, 2012. Consistent with our expectations at the time of the transaction, approximately $398.7 million of the assumed deposits matured in the current third quarter, contributing to the linked-quarter decline in the balance at September 30, 2012.

The majority of the assumed deposits that ran off in the third quarter were brokered and institutional CDs. At September 30, 2012, CDs totaled $9.1 billion, reflecting a three-month reduction of $761.7 million and a nine-month increase of $1.7 billion. Brokered CDs represented $944.5 million, or 10.4%, of total CDs at September 30, 2012, as compared to $1.4 billion, or 13.8%, of the total at the end of June. We had no brokered CDs at December 31st.

Core deposits (defined as NOW and money market accounts, savings accounts, and non-interest-bearing deposits) represented $15.4 billion, or 62.9%, of total deposits at the end of September, reflecting a $286.7 million increase from the June 30th balance and a $529.7 million increase from the balance at December 31st.

Included in core deposits at September 30, 2012 were $8.8 billion of NOW and money market accounts, reflecting three- and nine-month increases of $121.6 million and $57.0 million; savings accounts of $4.1 billion, reflecting three- and nine-month increases of $14.6 million and $168.2 million; and non-interest-bearing accounts of $2.5 billion, up $150.4 million and $304.6 million, respectively, from the balances at June 30th and December 31st.

Included in the September 30th balance of NOW and money market accounts were brokered money market accounts of $3.8 billion, reflecting a $67.6 million increase from the June 30th balance and a $37.7 million decrease from the balance recorded at December 31st. In addition, the September 30th and June 30th balances of non-interest-bearing accounts included brokered non-interest-bearing deposits of $74.8 million and $104.1 million, respectively.

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

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a lesser extent, junior subordinated debentures and other borrowed funds (consisting of preferred stock of subsidiaries and senior notes). At September 30, 2012, borrowed funds totaled $13.6 billion, reflecting a $1.0 billion increase from the June 30th balance and a $359.0 million decrease from the balance at December 31st.

Wholesale Borrowings

The three-month increase in borrowed funds was attributable to a rise in wholesale borrowings, while the nine-month reduction was primarily attributable to a decline in the balance of such funds. At September 30, 2012, wholesale borrowings totaled $13.2 billion, reflecting a linked-quarter increase of $1.0 billion and a nine-month reduction of $269.2 million. Wholesale borrowings represented 29.9% of total assets at the end of September, as compared to 28.0% and 32.0%, respectively, at the earlier dates.

FHLB advances accounted for $8.9 billion of the September 30th total, reflecting a $1.1 billion increase from the June 30th balance and a $369.2 million reduction from the balance at December 31st. Included in the September 30th balance were $654.4 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition. The remaining advances were from the FHLB-NY.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

The September 30th balance of wholesale borrowings also included repurchase agreements of $4.1 billion, consistent with the balances at both June 30th and December 31st. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

Fed funds purchased accounted for $100.0 million of wholesale borrowings at the end of September, as compared to $185.0 million at the end of June. We had no fed funds purchased at December 31, 2011.

A significant portion of our wholesale borrowings at the end of September consisted of callable advances and callable repurchase agreements. As of September 30th, $11.4 billion of our wholesale borrowings were callable by or before December 31, 2012. Given the current interest rate environment, we do not expect these borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $427.1 million at the end of September, comparable to the balances at June 30, 2012 and December 31, 2011.

Other Borrowings

Other borrowings totaled $4.3 million at the end of September, consistent with the June 30th balance and $90.0 million lower than the balance at December 31st. In June 2012, $90.0 million of fixed rate senior notes that had been issued in 2008 under the Temporary Liquidity Guarantee Program matured. Please see Note 6, “Borrowed Funds,” for a detailed discussion of our wholesale borrowings, junior subordinated debentures, and other borrowings.

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

In the third quarter of 2012, we continued to pursue the core components of our business model in order to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales to fund our loan production, as well as our more limited investments in securities; and (3) We continued to capitalize on the historically low level of the target fed funds rate to reduce our retail funding costs.

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

At September 30, 2012, our one-year gap was a negative 2.87%, as compared to a negative 0.92% at December 31, 2011. The nine-month change in our one-year gap was primarily due to an increase in the balance of CDs maturing in less than one year and an increase in the balance of wholesale borrowings maturing in less than one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2012 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2012 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 35; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 22 and 18, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 32% for the first five years, 18% for years five through ten, and 51% for the years thereafter. NOW accounts were assumed to decay at 37% for the first five years, 26% for years five through ten, and 37% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at 93% for the first five years and 7% for years five through ten.

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

Interest Rate Sensitivity Analysis

	At September 30, 2012
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 5,208,743	$5,362,471	$ 9,515,699	$ 6,914,554	$3,537,302	$ 649,904	$31,188,673
Mortgage-related securities (2)(3)	189,932	441,228	725,340	421,732	1,654,138	131,931	3,564,301
Other securities and money market investments (2)	1,239,838	551,037	25,247	2,056	68,386	173,907	2,060,471

Total interest-earning assets	6,638,513	6,354,736	10,266,286	7,338,342	5,259,826	955,742	36,813,445

INTEREST-BEARING LIABILITES:
NOW and money market accounts	4,016,469	536,274	895,805	1,618,191	1,000,083	747,329	8,814,151
Savings accounts	633,553	66,209	283,721	326,159	726,431	2,085,942	4,122,015
Certificates of deposit	2,344,988	3,572,696	2,498,374	630,832	27,566	16,566	9,091,022
Borrowed funds	2,300,735	785,816	276,166	6,673,753	3,351,710	213,205	13,601,385

Total interest-bearing liabilities	9,295,745	4,960,995	3,954,066	9,248,935	5,105,790	3,063,042	35,628,573

Interest rate sensitivity gap per period (4)	$(2,657,232)	$1,393,741	$ 6,312,220	$(1,910,593)	$ 154,036	$(2,107,300)	$ 1,184,872

Cumulative interest rate sensitivity gap	$(2,657,232)	$(1,263,491)	$5,048,729	$3,138,136	$3,292,172	$1,184,872

Cumulative interest rate sensitivity gap as a percentage of total assets	(6.03)%	(2.87)%	11.45%	7.12%	7.47%	2.69%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	71.41%	91.14%	127.72%	111.43%	110.11%	103.33%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

Based on the information and assumptions in effect at September 30, 2012, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+200	(4.63)%
+100	(0.89)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2012, the following table reflects the estimated percentage change in net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+200 over one year	(0.18)%
+100 over one year	0.49

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, NPV, and/or net interest income simulation.

In the event that our interest rate sensitivity gap analysis or net interest income simulation were to indicate a variance in our NPV in excess of our internal policy limits, we would undertake the following procedures to ensure that appropriate remedial action would be taken:

—

Our Management Asset/Liability Committee (the “ALCO Committee”) would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

—

In formulating appropriate strategies, the ALCO Committee would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

—	Asset restructuring, involving sales of assets having high risk profiles or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;
—	Liability restructuring, whereby product offerings and pricing are altered or wholesale borrowings are employed to affect the maturity structure or repricing of liabilities;
—	Expansion or shrinkage of the balance sheet to correct imbalances in the re-pricing or maturity periods between assets and liabilities; and/or
—	Use or alteration of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

Based on our current interest rate risk position, our analyses indicate that increases in interest rates within the range of assumptions could result in a decrease in our NPV, while our net interest income analysis could result in a simultaneous increase, due to the following factors:

—	Different time measurement periods: The net interest income analysis is measured over a twelve-month time period, whereas the NPV analysis is measured over the life of each applicable instrument.
—

Different rate change sensitivities: In the net interest income analysis, the interest rate curve is projected to move in a parallel fashion over a twelve-month period, while the NPV analysis assumes an immediate rate shock.

—

Growth assumptions: The net interest income analysis assumes new loan, security, deposit, and borrowing growth assumptions, whereas the NPV analysis is a point-in-time analysis that does not incorporate any new growth assumptions.

In connection with our net interest income simulation modeling, we evaluate the impact of changes in the slope of the yield curve. For the period ending September 30, 2012, our analysis indicated that a yield curve that inverted over a twelve-month period would be expected to result in a 2.77% decrease in net interest income; conversely, a steepening of the yield curve over a twelve-month period would be expected to result in an increase in net interest income of 3.36%.

Liquidity, Contractual Obligations and Off-Balance-Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.5 billion at September 30, 2012, as compared to $3.2 billion at the end of the trailing quarter and $2.0 billion at December 31, 2011. The linked-quarter reduction in cash and cash equivalents reflects the deployment of funds into loans held for investment and GSE securities in the last three months. Included in the balance of cash and cash equivalents at September 30, 2012 were $350.0 million of pledged reverse repurchase agreements.

Loans and securities continued to be a significant source of liquidity in the current nine-month period, with proceeds from the repayment and sale of loans totaling $13.0 billion, and the repayment and sale of securities generating proceeds of $2.9 billion.

Additional liquidity stems from the deposits we acquire or gather through our branches and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale sources of funds is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the FHLB-NY and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. As of September 30, 2012, our available borrowing capacity with the FHLB-NY was $5.8 billion. In addition, the Community Bank and the Commercial Bank had available-for-sale securities of $375.8 million, combined, at that date.

Our primary investing activity is loan production and, in the first nine months of 2012, the volume of loans originated exceeded the volume of loan repayments received. During this time, the net cash used in investing activities totaled $1.6 billion. Our financing activities provided net cash of $1.6 billion and our operating activities provided net cash of $537.8 million.

CDs due to mature in one year or less from September 30, 2012 totaled $5.9 billion, representing 65.1% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times that we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the first nine months of 2012, the Banks paid dividends totaling $335.0 million to the Parent Company, leaving $321.8 million that they could dividend to the Parent Company without regulatory approval at September 30, 2012. In addition, sources of liquidity available to the Parent Company at that date included $144.7 million in cash and cash equivalents, together with $2.7 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved by the regulatory authorities.

Contractual Obligations and Off-Balance-Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

At September 30, 2012, commitments to originate loans totaled $4.1 billion, including $1.8 billion of loans held for investment and $2.3 billion of loans held for sale. We also had off-balance-sheet commitments to issue stand-by letters of credit of $188.9 million, and contractual obligations to purchase $310.3 million of GSE securities.

In addition, we continue to be obligated under numerous non-cancelable operating lease and license agreements. The amounts involved in our operating lease and license agreements at the end of September were comparable to the amounts at December 31, 2011, as discussed in our 2011 Annual Report on Form 10-K.

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, and options. These derivatives relate to mortgage banking operations, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At September 30, 2012, we held derivative financial instruments with a notional value of $6.5 billion. (Please see Note 11, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first nine months of 2012, stockholders’ equity rose $76.8 million to $5.6 billion, and tangible stockholders’ equity rose $91.7 million to $3.2 billion. Tangible stockholders’ equity is calculated by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. Goodwill equaled $2.4 billion at both September 30, 2012 and December 31, 2011, while CDI equaled $36.7 million and $51.7 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear earlier in this report.)

The increases in stockholders’ equity and tangible stockholders’ equity were tempered by the distribution of cash dividends totaling $328.9 million in the form of three quarterly dividends of $0.25 per share each.

At September 30th and December 31st, stockholders’ equity represented 12.80% and 13.24% of total assets and book values of $12.85 and $12.73 per share, respectively. Tangible stockholders’ equity represented 7.62% and 7.78% of tangible assets at September 30, 2012 and December 31, 2011, and book values per share of $7.22 and $7.04, respectively, at the corresponding dates.

We calculate our book values per share by dividing the balance of stockholders’ equity and tangible stockholders’ equity at the end of the quarter by the number of shares outstanding at the same date. At September 30, 2012 and December 31, 2011, we had outstanding shares of 439,114,402 and 437,344,796, respectively.

Excluding AOCL from the calculations of tangible stockholders’ equity and tangible assets, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.74% at the end of September, as compared to 7.95% at December 31st. In the first nine months of 2012, AOCL fell $14.2 million to $57.7 million, as the net unrealized gain on available-for-sale securities, net of tax, rose $9.6 million; pension and post-retirement obligations, net of tax, fell $4.6 million; and the net unrealized loss on the non-credit portion of OTTI losses, net of tax, declined modestly.

Consistent with our focus on capital strength and preservation, our levels of regulatory capital at September 30, 2012, continued to exceed the minimum federal requirements for a bank holding company. Our subsidiary banks also reported solid levels of capital at the end of September, and continued to exceed the requirements for classification as “well capitalized” institutions under the FDIC Improvement Act. At September 30, 2012, New York Community Bank and New York Commercial Bank had respective Tier 1 leverage capital ratios of 8.29% and 13.61%; respective Tier 1 risk-based capital ratios of 12.69% and 16.85%; and respective total risk-based capital ratios of 13.41% and 17.45%. The minimum regulatory requirements for classification as a “well capitalized” institution are a leverage capital ratio of 5.00%, a Tier 1 risk-based capital ratio of 6.00%, and a total risk-based capital ratio of 10.00%.

The following regulatory capital analyses set forth the leverage, Tier 1 risk-based, and total risk-based capital levels at September 30, 2012 for the Company, the Community Bank, and the Commercial Bank, each in comparison with the minimum federal requirements:

Regulatory Capital Analysis (the Company)

	At September 30, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,653,271	8.95%	$3,653,271	13.64%	$3,849,204	14.37%
Regulatory capital requirement	1,632,372	4.00	1,071,111	4.00	2,142,222	8.00

Excess	$2,020,899	4.95%	$2,582,160	9.64%	$1,706,982	6.37%

Regulatory Capital Analysis (New York Community Bank)

	At September 30, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,177,722	8.29%	$3,177,722	12.69%	$3,361,269	13.42%
Regulatory capital requirement	1,533,543	4.00	1,001,963	4.00	2,003,925	8.00

Excess	$1,644,179	4.29%	$2,175,759	8.69%	$1,357,344	5.42%

Regulatory Capital Analysis (New York Commercial Bank)

	At September 30, 2012
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$341,873	13.61%	$341,873	16.85%	$354,176	17.45%
Regulatory capital requirement	100,470	4.00	81,170	4.00	162,340	8.00

Excess	$241,403	9.61%	$260,703	12.85%	$191,836	9.45%

Basel III Proposal

In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Banks, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of September 30, 2012, the Company, the Community Bank, and the Commercial Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Earnings Summary

In the third quarter of 2012, we generated earnings of $128.8 million, as compared to $131.2 million and $119.8 million, respectively, in the trailing and year-earlier three months. The respective amounts were equivalent to $0.29, $0.30, and $0.27 per diluted share.

Linked-Quarter Comparison

The modest linked-quarter decline in earnings was attributable to a combination of factors. While net interest income and non-interest income declined $11.7 million and $16.5 million, respectively, from the trailing-quarter levels, the impact was largely tempered by a $5.0 million reduction in the provisions for losses on non-covered loans to $10.0 million, and a $15.6 million decline in the provision for losses on covered loans to $2.8 million. In addition, non-interest expense fell $2.1 million linked-quarter, to $153.3 million, reflecting reductions in operating expenses and the amortization of CDI.

Net interest income totaled $285.0 million in the current third quarter, while non-interest income totaled $81.7 million, representing 77.7% and 22.3%, respectively, of total revenues in the three months ended September 30, 2012. The linked-quarter decline in net interest income was primarily due to the decline in market interest rates, which prompted a surge in refinancing activity and, subsequently, the replenishment of the loan portfolio at lower yields. Prepayment penalty income contributed $31.5 million to net interest income in the current third quarter, comparable to the $32.0 million recorded in the second quarter of this year.

The decline in non-interest income was primarily due to a $12.5 million decrease in FDIC indemnification income to $2.3 million, which was largely offset by the aforementioned decline in the provision for losses on covered loans. In addition, mortgage banking income declined $5.7 million to $52.6 million, as income from originations of $66.5 million was tempered by a $13.9 million servicing loss.

Primarily reflecting a $5.5 million decline in pre-tax income to $200.5 million, income tax expense fell $3.1 million to $71.7 million in the third quarter of this year.

Year-Over-Year Comparison

Earnings rose $9.0 million year-over-year as a $10.0 million decline in net interest income was exceeded by a $23.6 million increase in non-interest income, and the provision for losses on non-covered loans declined $8.0 million.

The rise in non-interest income was largely driven by mortgage banking income, which more than doubled as the steady decline in residential mortgage interest rates from the year-earlier level triggered an increase in refinancing activity and a steady volume of home purchase activity. In addition to a $35.6 million increase in income from originations, the rise in mortgage banking income was due to higher gain-on-sale margins.

The year-over-year decline in net interest income was attributable to the same combination of factors that led to the linked-quarter decline. However, the year-over-year reduction was tempered by a $19.4 million increase in prepayment penalty income, as the decline in market interest rates prompted an increase in the volume of multi-family and CRE loans that refinanced.

Non-interest expense rose $705,000 year-over-year as a $1.9 million increase in operating expenses was tempered by a reduction in the amortization of CDI. While occupancy and equipment and G&A expenses rose year-over-year, the impact was largely offset by a $2.5 million reduction in compensation and benefits expense.

Largely reflecting an $18.0 million increase in pre-tax income, income tax expense rose $9.0 million in the current third quarter from the level recorded in the third quarter of last year.

In the third quarter of 2011, our earnings included after-tax net securities gains of $4.0 million, which exceeded the impact of after-tax severance charges of $1.4 million.

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

While the fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. The five- and ten-year Constant Maturity Treasury (“CMT”) rates averaged 0.67% and 1.62%, respectively, in the current third quarter, as compared to 0.79% and 1.83%, respectively, in the trailing quarter, and to 1.15% and 2.41%, respectively, in the third quarter of last year.

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

In the three months ended September 30, 2012, the Company recorded net interest income of $285.0 million, reflecting a linked-quarter decrease of $11.7 million and a year-over-year decrease of $10.0 million. The linked-quarter and year-over-year reductions reflect the impact of the yield curve as the decline in intermediate-term interest rates exceeded the decline in short-term interest rates.

Although loan production rose as the low level of market interest rates prompted a rise in refinancing activity, the replenishment of the loan portfolio occurred at lower yields. The impact was somewhat tempered by the high level of prepayment penalty income from multi-family and CRE loans held for investment, and by the meaningful increase in the average balance of loans. In addition, the Company continued to reduce its cost of interest-bearing deposits, largely reflecting the benefit of its transaction with Aurora Bank.

Linked-Quarter Comparison

The linked-quarter reduction in net interest income was the net effect of a $12.3 million decline in interest income to $442.7 million and a $563,000 decrease in interest expense to $157.8 million. While the average balance of interest-earning assets rose $205.5 million to $36.1 billion linked-quarter, the average yield on interest- earning assets fell 17 basis points to 4.90% in the current three-month period. Prepayment penalty income contributed $31.5 million to the interest income produced in the current third quarter, as compared to $32.0 million in the second quarter of this year. In addition, prepayment penalty income contributed 34 basis points to the average yield on interest-earning assets in the current third quarter, as compared to 35 basis points in the trailing three-month period.

Loans generated interest income of $394.9 million in the current third quarter, reflecting an $11.5 million decrease from the trailing-quarter amount. While the average yield on loans fell 17 basis points to 5.11%, the impact was somewhat tempered by a $135.8 million increase in the average balance of such assets to $30.9 billion during the same time. In addition, prepayment penalty income contributed 41 basis points to the average yield on loans in the current third quarter, consistent with the number contributed in the second quarter of this year.

The interest income generated by securities and money market investments declined $723,000 to $47.8 million, as the benefit of a $69.8 million increase in the average balance to $5.2 billion was exceeded by the impact of a ten-basis point decrease in the average yield on such assets, to 3.69%.

The modest decline in interest expense was the net effect of a $1.3 billion increase in the average balance of interest-bearing liabilities to $34.8 billion and a ten-basis point decline in the average cost of funds to 1.80%. Interest-bearing deposits generated $35.9 million of the interest expense recorded during the quarter, reflecting a $501,000 decrease from the trailing-quarter level, as a $1.9 billion increase in the average balance to $22.4 billion was largely offset by a seven-basis point decline in the average cost to 0.64%. The increase in the average balance and the decline in the average cost of deposits were primarily attributable to the transaction with Aurora Bank. Reflecting that transaction, the average balance of CDs rose $1.8 billion on a linked-quarter basis, to $9.5 billion, while the average cost of such funds fell 25 basis points to 0.99%.

Borrowed funds, meanwhile, generated interest expense of $121.9 million, slightly below the level recorded in the second quarter of this year. While the average cost of borrowed funds rose 13 basis points to 3.92% linked-quarter, the impact was tempered by a $628.1 million decline in the average balance to $12.4 billion.

Year-Over-Year Comparison

The year-over-year reduction in net interest income was the net effect of a $19.2 million decline in interest income and a $9.2 million decline in interest expense.

While the decline in interest income was tempered by a $519.0 million rise in the average balance of interest-earning assets, the benefit of that increase was exceeded by the impact of a 29-basis point reduction in the average yield. The interest income produced by loans fell $5.2 million year-over-year, as the benefit of a $1.6 billion increase in the average balance was exceeded by the impact of a 35-basis point decline in the average yield. In addition, the interest income produced by securities and money market investments fell $14.0 million as the average balance of such assets declined $1.1 billion and the average yield fell 25 basis points.

The decline in interest expense was the net effect of a $1.6 billion increase in the average balance of interest-bearing liabilities and a 20-basis point decline in the average cost of funds. Largely reflecting the impact of the Aurora Bank transaction, the interest expense produced by deposits fell $2.1 million from the year-earlier level as the impact of a $2.6 billion rise in the average balance was exceeded by the benefit of a 12-basis point reduction in the average cost of such funds. CDs accounted for most of the decrease in the interest expense generated by deposits, as the average cost of CDs fell 37 basis points from the year-earlier level, exceeding the impact of a $2.1 million increase in the average balance of such funds.

In addition, the interest expense produced by borrowed funds fell $7.1 million from the level recorded in the third quarter of 2011 as the benefit of a $995.5 million decline in the average balance exceeded the impact of an eight-basis point rise in the average cost.

Net Interest Margin

The Company’s net interest margin was 3.17% in the current third quarter, reflecting a 13-basis point decrease from the trailing-quarter measure and a 16-basis point decrease from the margin recorded in the third quarter of last year. While prepayment penalty income contributed 35, 36, and 14 basis points, respectively, to the margin in the three months ended September 30, 2012, June 30, 2012, and September 30, 2011, the benefit was tempered by the yield curve as the spread between short-term and intermediate-term interest rates declined.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	September 30, 2012			June 30, 2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,916,239	$394,935	5.11%	$30,780,471	$406,481	5.28%
Securities and money market investments(2)(3)	5,182,436	47,776	3.69	5,112,683	48,499	3.79

Total interest-earning assets	36,098,675	442,711	4.90	35,893,154	454,980	5.07
Non-interest-earning assets	7,106,401			6,023,700

Total assets	$43,205,076			$41,916,854

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 8,842,331	$ 9,106	0.41%	$ 8,805,432	$ 9,357	0.43%
Savings accounts	4,127,076	3,288	0.32	4,080,984	3,565	0.35
Certificates of deposit	9,472,750	23,516	0.99	7,641,613	23,489	1.24

Total interest-bearing deposits	22,442,157	35,910	0.64	20,528,029	36,411	0.71
Borrowed funds	12,354,988	121,851	3.92	12,983,063	121,913	3.79

Total interest-bearing liabilities	34,797,145	157,761	1.80	33,511,092	158,324	1.90
Non-interest-bearing deposits	2,448,685			2,466,411
Other liabilities	401,553			373,770

Total liabilities	37,647,383			36,351,273
Stockholders’ equity	5,557,693			5,565,581

Total liabilities and stockholders’ equity	$43,205,076			$41,916,854

Net interest income/interest rate spread		$284,950	3.10%		$296,656	3.17%

Net interest margin			3.17%			3.30%

Ratio of interest-earning assets to interest-bearing liabilities			1.04x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended September 30,
	2012			2011
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,916,239	$394,935	5.11%	$29,307,784	$400,114	5.46%
Securities and money market investments(2)(3)	5,182,436	47,776	3.69	6,271,884	61,777	3.94

Total interest-earning assets	36,098,675	442,711	4.90	35,579,668	461,891	5.19
Non-interest-earning assets	7,106,401			5,682,316

Total assets	$43,205,076			$41,261,984

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 8,842,331	$ 9,106	0.41%	$ 8,568,443	$ 9,095	0.42%
Savings accounts	4,127,076	3,288	0.32	3,923,401	3,696	0.37
Certificates of deposit	9,472,750	23,516	0.99	7,332,241	25,173	1.36

Total interest-bearing deposits	22,442,157	35,910	0.64	19,824,085	37,964	0.76
Borrowed funds	12,354,988	121,851	3.92	13,350,451	128,960	3.84

Total interest-bearing liabilities	34,797,145	157,761	1.80	33,174,536	166,924	2.00
Non-interest-bearing deposits	2,448,685			2,219,795
Other liabilities	401,553			366,427

Total liabilities	37,647,383			35,760,758
Stockholders’ equity	5,557,693			5,501,226

Total liabilities and stockholders’ equity	$43,205,076			$41,261,984

Net interest income/interest rate spread		$284,950	3.10%		$294,967	3.19%

Net interest margin			3.17%			3.33%

Ratio of interest-earning assets to interest-bearing liabilities			1.04x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

In the three months ended September 30, 2012, we recorded a provision for losses on non-covered loans of $10.0 million, as compared to $15.0 million and $18.0 million, respectively, in the trailing and year-earlier three months. Net charge-offs of non-covered loans totaled $8.9 million, $13.9 million, and $13.1 million, respectively, in the corresponding quarters and represented 0.03%, 0.05%, and 0.04% of average loans, non-annualized.

Provision for Losses on Covered Loans

In the current third quarter, we recorded a provision for losses on covered loans of $2.8 million, as compared to $18.4 million in the second quarter of this year. The provisions for losses on covered loans are primarily indicative of deterioration in the portfolios of HELOCs and one-to-four family loans that were acquired in the Company’s FDIC-assisted transactions, all of which are covered by loss sharing agreements with the FDIC. The provisions for losses on covered loans recorded in the third and second quarters of 2012 were largely offset by FDIC indemnification income of $2.3 million and $14.8 million, recorded in non-interest income in the respective periods, as discussed below.

Please see “Critical Accounting Policies” earlier in this report for a detailed discussion of the factors considered by management in determining the allowances for losses on both non-covered loans and covered loans, together with the discussion of asset quality that appears earlier in this report.

Non-Interest Income

Non-interest income totaled $81.7 million in the current third quarter, as compared to $98.2 million in the trailing quarter and $58.1 million in the year-earlier three months. The linked-quarter decline was primarily due to a reduction in FDIC indemnification income, as mentioned in the preceding discussion of the covered loan loss provision, from $14.8 million in the trailing quarter to $2.3 million in the three months ended September 30, 2012.

Mortgage banking income remains the Company’s largest source of non-interest income, and consists of income from the origination and servicing of one-to-four family loans for sale. Income from originations totaled $66.5 million in the current third quarter, reflecting a linked-quarter increase of $13.6 million and a year-over-year increase of $35.6 million. These increases were attributable to the significant volume of one-to-four family loans produced for sale during the current third quarter, as the historically low level of interest rates continued to trigger a high level of refinancing activity and supported a steady level of home purchase transactions.

In the third quarters of 2012 and 2011, the level of mortgage banking income recorded was somewhat tempered by servicing losses of $13.9 million and $6.6 million, respectively. In contrast, the Company recorded servicing income of $5.4 million in the three months ended June 30, 2012. Mortgage banking income thus totaled $52.6 million in the current third quarter, as compared to $58.3 million and $24.3 million, respectively, in the trailing and year-earlier three months.

Three sources contribute to the servicing income or loss we record: loan servicing fee income; the mark-to-market on our MSRs, which may be positive or negative; and the gain or loss on our derivatives. In the three months ended September 30, 2012, we recorded $7.4 million of loan servicing fee income and a $20.7 million gain on derivatives, which tempered the impact of a $42.1 million negative mark-to-market on our MSRs.

In addition to mortgage banking income, the Company has three other ongoing sources of non-interest income: fee income, income from bank-owned life insurance (“BOLI”), and other income, the latter consisting primarily of revenues from the sale of third-party investment products and revenues generated by a New York Community Bank subsidiary, Peter B. Cannell & Co., Inc. Revenues from these sources totaled $26.3 million in the current third quarter, as compared to $25.0 million and $27.1 million, respectively, in the trailing and year-earlier three months. Including mortgage banking income, non-interest income from ongoing sources totaled $78.9 million in the current third quarter, as compared to $83.3 million and $51.3 million, respectively, in the earlier periods.

In addition, the Company recorded net securities gains of $510,000 in the current third quarter, as compared to $141,000 and $6.7 million, respectively, in the trailing and year-earlier three months.

The following table summarizes the components of non-interest income for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	September 30, 2012	June 30, 2012	September 30, 2011
Mortgage banking income	$52,581	$58,323	$24,274
Fee income	9,427	9,433	11,544
BOLI income	6,781	6,802	6,890
Net gain on sales of securities	510	141	6,734
FDIC indemnification income	2,256	14,759	--
Other income:
Peter B. Cannell & Co., Inc.	3,770	3,638	3,326
Third-party investment product sales	3,802	3,886	3,180
Other	2,530	1,223	2,121

Total other income	10,102	8,747	8,627

Total non-interest income	$81,657	$98,205	$58,069

Non-Interest Expense

Non-interest expense consists of operating expenses (comprised of compensation and benefits, occupancy and equipment, and G&A expenses) and the amortization of CDI. In the three months ended September 30, 2012, non-interest expense totaled $153.3 million, reflecting a $2.1 million reduction from the trailing-quarter level and a $705,000 increase from the year-earlier amount. The level of non-interest expense recorded in the third quarter of 2011 included severance charges of $2.3 million that were included in compensation and benefits expense.

Operating expenses accounted for $148.5 million of non-interest expense in the current third quarter, reflecting a linked-quarter reduction of $2.0 million and a year-over-year increase of $1.9 million. The linked-quarter decline was largely due to a $2.6 million decrease in G&A expense to $51.1 million, primarily reflecting a reduction in the costs of managing and disposing of OREO. While the linked-quarter decline in operating expenses also reflects a modest drop in occupancy and equipment expense, the benefit was exceeded by an $825,000 increase in compensation and benefits expense to $74.4 million, primarily reflecting normal salary increases.

The year-over-year increase in operating expenses was due to G&A and occupancy and equipment expenses, which rose $3.2 million and $1.2 million, respectively. The impact of the increase in such costs was tempered by a $2.5 million decline in compensation and benefits expense from the year-earlier level, which included the aforementioned severance charges. The year-over-year rise in G&A expense reflects the impact of an increase in expenses stemming from the management and disposal of OREO, together with an increase in variable mortgage banking-related expenses as we increased our production of one-to-four family mortgage loans for sale.

While operating expenses declined on a linked-quarter basis, the benefit was offset by the linked-quarter reduction in total revenues. Accordingly, the efficiency ratio rose to 40.50% in the current third quarter from 38.12% in the trailing three-month period. Conversely, the efficiency ratio improved from 41.50% in the third quarter of 2011 as the impact of the increase in operating expenses was exceeded by the benefit of the year-over-year increase in total revenues.

Income Tax Expense

Income tax expense consists of federal, state, and local taxes and totaled $71.7 million in the three months ended September 30, 2012. The current third-quarter amount was $3.1 million less than the trailing-quarter level and $9.0 million higher than the year-earlier amount.

The linked-quarter decline in income tax expense was attributable to a $5.5 million reduction in pre-tax income, to $200.5 million, and to a decline in the effective tax rate to 35.8% from 36.3%.

The year-over-year increase in income tax expense was attributable to an $18.0 million rise in pre-tax income and a rise in the effective tax rate from 34.4%. The year-over-year increase in the effective tax rate was largely due to a reduction in available business tax credits and to the rise in pre-tax income.

For additional information about our income tax expense, please see the discussion entitled “Income Taxes” under “Critical Accounting Policies” earlier in this report.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Earnings Summary

Our earnings rose from $362.4 million, or $0.82 per diluted share, in the first nine months of 2011 to $378.3 million, or $0.86 per diluted share, in the first nine months of 2012. The year-over-year increase was largely driven by a $66.3 million rise in non-interest income to $241.9 million, which exceeded the impact of a $30.1 million decline in net interest income to $870.0 million.

Another factor contributing to the rise in our current nine-month earnings was a reduction in our provision for losses on non-covered loans. While the provision for losses on non-covered loans declined $19.0 million year-over-year, to $40.0 million, the benefit was largely tempered by a $12.6 million increase in the provision for losses on covered loans, to $21.3 million.

Earnings growth was also tempered by a $4.6 million increase in non-interest expense to $458.9 million, the net effect of a $10.2 million rise in operating expenses and a $5.7 million decline in CDI. In the first nine months of last year, our operating expenses were increased by third-quarter severance charges of $2.3 million.

Reflecting a $38.0 million rise in pre-tax income to $591.7 million and the impact of a 36.1% effective tax rate, income tax expense rose to $213.4 million in the current nine-month period from $191.3 million in the year-earlier nine months.

Included in our current nine-month earnings were after-tax net securities gains of $833,000. In contrast, our earnings for the first nine months of 2011 included after-tax net securities gains of $21.2 million, and an after-tax gain on business disposition of $5.9 million. The respective after-tax gains were equivalent to $0.05 and $0.01 per diluted share. The benefit of these after-tax gains was tempered by an after-tax OTTI loss of $10.8 million and after-tax severance charges of $1.4 million, which were respectively equivalent to $0.03 and $0.01 per diluted share.

Net Interest Income

In the first nine months of 2012, we generated net interest income of $870.0 million, down $30.1 million from the level recorded in the first nine months of last year. The reduction was the net effect of a $57.5 million decline in interest income to $1.3 billion and a $27.4 million decline in interest expense to $474.3 million. Prepayment penalty income contributed $81.1 million to interest income in the current nine-month period, an increase from $57.7 million in the year-earlier nine months.

The decline in interest income was attributable to the yield curve as the decline in market interest rates continued, and far exceeded the decline in short-term interest rates. Although the decline in market interest rates triggered an increase in refinancing activity and, therefore, prepayment penalty income, the balance sheet was replenished with assets that featured lower yields. As a result, the average yield on interest-earning assets fell 40 basis points year-over-year to 5.00% in the current nine-month period, even as the average balance of such assets rose $1.3 billion to $35.8 billion. Prepayment penalty income added 30 and 22 basis points, respectively, to the average yield on interest-earning assets in the current and year-earlier nine-month periods.

Notwithstanding the year-over-year rise in prepayment penalty income, the interest income produced by loans fell $32.7 million to $144.7 million in the first nine months of 2012. While the average balance of loans rose $1.9 billion year-over-year to $30.8 billion, the benefit was offset by a 47-basis point drop in the average yield, to 5.20%. The decrease in the average yield was tempered by the increase in prepayment penalty income, which contributed 35 basis points to the average yield on loans and 30 basis points to the average yield on interest-earning assets, as compared to 27 basis points and 22 basis points, respectively, in the year-earlier nine months.

In addition, the interest income produced by securities and money market investments fell $32.7 million year-over-year, to $144.7 million, as the average balance of such assets declined by $696.3 million to $5.1 billion and the average yield on such assets fell 30 basis points to 3.80%.

Largely reflecting the Aurora Bank transaction, the decline in interest expense was the net effect of an $884.4 million increase in the average balance of interest-bearing liabilities to $34.0 billion, and a 17-basis point reduction in the average cost of funds to 1.86%. Similarly, the interest expense generated by interest-bearing deposits fell $11.5 million year-over-year, to $108.3 million, as the average balance of interest-bearing deposits rose $1.1 billion to $21.1 billion, and the average cost of interest-bearing deposits fell 11 basis points, to 0.69%.

During this time, the interest expense produced by borrowed funds fell $15.8 million, as the average balance of such funds declined $222.9 million and the average cost of such funds declined ten basis points to 3.78%.

Reflecting the same factors that led to the decline in net interest income, our net interest margin was 3.23% in the current nine-month period, as compared to 3.47% in the year-earlier nine months. Prepayment penalty income contributed 30 basis points to the current nine-month margin, as compared to 23 basis points in the year-earlier nine months.

Net Interest Income Analysis

(dollars in thousands)

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,764,635	$1,199,600	5.20%	$28,816,967	$1,224,348	5.67%
Securities and money market investments(2)(3)	5,076,957	144,729	3.80	5,773,211	177,474	4.10

Total interest-earning assets	35,841,592	1,344,329	5.00	34,590,178	1,401,822	5.40
Non-interest-earning assets	6,452,286			6,354,770

Total assets	$42,293,878			$40,944,948

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 8,816,279	$ 27,196	0.41%	$ 8,598,278	$ 30,647	0.48%
Savings accounts	4,063,996	10,349	0.34	3,952,332	12,029	0.41
Certificates of deposit	8,183,101	70,725	1.15	7,405,528	77,099	1.39

Total interest-bearing deposits	21,063,376	108,270	0.69	19,956,138	119,775	0.80
Borrowed funds	12,917,141	366,039	3.78	13,140,027	381,884	3.88

Total interest-bearing liabilities	33,980,517	474,309	1.86	33,096,165	501,659	2.03
Non-interest-bearing deposits	2,413,444			2,008,140
Other liabilities	357,777			350,279

Total liabilities	36,751,738			35,454,584
Stockholders’ equity	5,542,140			5,490,364

Total liabilities and stockholders’ equity	$42,293,878			$40,944,948

Net interest income/interest rate spread		$ 870,020	3.14%		$ 900,163	3.37%

Net interest margin			3.23%			3.47%

Ratio of interest-earning assets to interest-bearing liabilities			1.05x			1.05x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans declined $19.0 million year-over-year to $40.0 million in the nine months ended September 30, 2012. During this time, net charge-offs declined $40.3 million, or 51.3%, to $38.3 million, representing 0.12% of average loans, non-annualized.

Provision for Losses on Covered Loans

Reflecting deterioration in certain pools of loans acquired in our FDIC-assisted transactions, the provision for losses on covered loans rose to $21.3 million in the current nine-month period from $8.7 million in the year-earlier nine months. The respective amounts were largely offset by FDIC indemnification income of $17.0 million and $7.6 million, which was recorded in non-interest income in the respective nine-month periods.

For additional information about the provisions for loan losses recorded in the first nine months of 2012 and 2011, please see “Allowances for Loan Losses” within the discussion of Critical Accounting Policies and “Asset Quality” within the Balance Sheet Summary.

Non-Interest Income

In the first nine months of 2012, we recorded non-interest income of $241.9 million, reflecting a 37.8% increase from $175.6 million in the first nine months of 2011. The increase was largely driven by a $90.1 million, or 160.9%, rise in mortgage banking income to $146.1 million, as the record-low level of residential mortgage interest rates and the FOMC’s strategy of quantitative easing encouraged an increase in refinancings and a steady level of home purchase activity.

The increase in mortgage banking income was primarily due to a $103.5 million rise in income from originations to $159.5 million, reflecting both the increase in production and the higher margins we achieved on the sale of one-to-four family loans. The year-over-year increase in mortgage banking income was only partly offset by a servicing loss of $13.4 million, as compared to servicing income of $2,000 in the first nine months of last year. The servicing loss in the current nine-month period was the net effect of servicing fee income in the amount of $22.1 million, a $44.6 million gain on derivatives, and an $80.1 million negative mark-to-market on our MSRs.

Fee income, BOLI income, and other income together provided $77.4 million of non-interest income in the current nine-month period, as compared to $84.8 million in the year-earlier nine months. The $7.4 million decline was more than offset by the rise in mortgage banking income; as a result, non-interest income from our four ongoing sources rose $82.7 million year-over-year to $223.5 million in the first nine months of 2012.

In addition to the non-interest income produced through ongoing sources, our current nine-month total included a modest $1.4 million in net securities gains. In the year-earlier nine months, we recorded net securities gains of $35.5 million, in addition to a $9.8 million gain on the disposition of our insurance premium financing business. The benefit of the respective gains in the first nine months of 2011 was tempered by the impact of an OTTI loss on securities of $18.1 million that had been recorded in the second quarter of that year. No comparable losses were recorded in the first nine months of 2012.

The following table summarizes the sources and amounts of non-interest income in the nine months ended September 30, 2012 and 2011:

Non-Interest Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2012	2011
Mortgage banking income	$146,069	$ 55,986
Fee income	28,618	35,586
BOLI	23,168	21,343
Net gain on sales of securities	1,369	35,469
FDIC indemnification income	17,015	7,624
Gain on business disposition	--	9,823
Loss on OTTI of securities	--	(18,124)
Other income:
Peter B. Cannell & Co., Inc.	11,168	10,590
Third-party investment product sales	11,559	9,624
Other	2,892	7,646

Total other income	25,619	27,860

Total non-interest income	$241,858	$175,567

Non-Interest Expense

Non-interest expense rose $4.6 million year-over-year, to $458.9 million, as a $10.2 million increase in operating expenses to $444.0 million was tempered by a $5.7 million reduction in the amortization of CDI to $14.9 million.

Although compensation and benefits expense fell a modest amount (i.e., $560,000) to $221.6 million, the reduction was exceeded by a $2.7 million increase in occupancy and equipment expense to $68.1 million and by an $8.1 million increase in G&A expense to $154.3 million. The latter increase was largely due to higher variable mortgage banking expenses and the costs of managing and disposing of OREO.

Although the current year-to-date level of compensation and benefits expense reflects normal salary increases, and the allocation of certain stock-related incentives, the year-earlier level of compensation and benefits expense included severance charges of $2.3 million, as previously discussed.

Income Tax Expense

Income tax expense rose $22.1 million year-over-year to $213.4 million in the first nine months of 2012. The increase was due to a $38.0 million rise in pre-tax income to $591.7 million, and also reflects a rise in the effective tax rate to 36.1% from 34.5% in the year-earlier nine months. The year-over-year increase in the effective tax rate was due to the reduction in available business tax credits and to the rise in income before income taxes.

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

Item 1A. Risk Factors

There is one additional risk factor described below in addition to the factors disclosed in Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The Impact of Hurricane Sandy Could Adversely Affect Our Asset Quality and Interest Income on Loans.

During October 28, 2012 to October 31, 2012, Hurricane Sandy severely impacted areas in and around New York City, Long Island, and New Jersey, where the majority of the properties and businesses securing the Company’s mortgage and other loans are located. Accordingly, the ability of the Company’s borrowers to repay their loans may be compromised as a result of the damage caused by the storm.

While our exposure to loss should be limited by the existence of required insurance, it is possible that we will experience increased delinquencies and loan restructurings, which would reduce our net interest income, particularly in the short-term, as customers undertake recovery and clean-up efforts, including the submission of insurance claims. We may also need to increase our provisions for losses on non-covered loans as a result of loan restructurings and, to the extent that the combination of insurance proceeds and collateral values are insufficient to cover loan balances, loans that may default. Either of these circumstances could have a material impact on our results of operations for a period of time.

The risks described above and in the 2011 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2012, the Company allocated $160,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: July 1, 2012 through July 31, 2012	8,755	$12.57	8,755	552,081
Month #2: August 1, 2012 through August 31, 2012	1,171	13.29	1,171	550,910
Month #3: September 1, 2012 through September 30, 2012	2,572	13.31	2,572	548,338
Total	12,498	$12.79	12,498

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 548,338 shares were still available for repurchase at September 30, 2012. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2012 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2012	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 9, 2012	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer