Form 10-K
period 2012-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2013-03-01
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the shares of common stock outstanding of the registrant was $5.3 billion, excluding 15,295,074 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 29, 2012, $12.53, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 22, 2013 was 440,353,812 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2013 are incorporated by reference into Part III.

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

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	our use of derivatives to mitigate our interest rate exposure;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	our ability to retain key personnel;

•	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;

•	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

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

•

changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

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

BASIS POINT

Throughout this filing, the year-over-year changes that occur in certain financial measures are reported in terms of basis points. Each basis point is equal to one hundredth of a percentage point, or 0.01%.

BOOK VALUE PER SHARE

As we define it, book value per share refers to the amount of stockholders’ equity attributable to each outstanding share of common stock, after any unallocated shares held by our Employee Stock Ownership Plan (“ESOP”) have been subtracted from the total number of shares outstanding. Book value per share is determined by dividing total stockholders’ equity at the end of a period by the adjusted number of shares at the same date. The following table indicates the number of shares outstanding both before and after the total number of unallocated ESOP shares were subtracted at December 31, 2012, 2011, 2010, 2009, and 2008. As there were no unallocated ESOP shares remaining at December 31, 2012, 2011, or 2010, both numbers were the same at those dates.

	2012	2011	2010	2009	2008
Shares outstanding	439,050,966	437,344,796	435,646,845	433,197,332	344,985,111
Less: Unallocated ESOP shares	—	—	—	(299,248)	(631,303)

Shares used for book value per share computation	439,050,966	437,344,796	435,646,845	432,898,084	344,353,808

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

COVERED LOANS AND OTHER REAL ESTATE OWNED (“OREO”)

Refers to the loans and OREO we acquired in our AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions, which are “covered” by loss sharing agreements with the FDIC. Please see the definition of “Loss Sharing Agreements” that appears later in this glossary.

DERIVATIVE

A term used to define a broad base of financial instruments, including swaps, options, and futures contracts, whose value is based upon, or derived from, an underlying rate, price, or index (such as interest rates, foreign currency, commodities, or prices of other financial instruments such as stocks or bonds).

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

MORTGAGE SERVICING RIGHTS (“MSRs”)

Refers to the asset that the Company recognizes, at fair value, when it sells loans but retains the right to service those loans.

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

General

With total assets of $44.1 billion at December 31, 2012, we are the 20th largest publicly traded bank holding company in the nation, and operate the nation’s second largest public thrift. Reflecting our growth through ten business combinations between November 30, 2001 and March 26, 2010, we currently have 275 branch offices, combined, in five states.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

New York Community Bank

Established in 1859, the Community Bank is a New York State-chartered savings bank with 240 branches that currently operate through seven local divisions.

In New York, we currently serve our Community Bank customers through Roslyn Savings Bank, with 54 branches on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 33 branches in the New York City borough of Queens; Richmond County Savings Bank, with 22 branches in the borough of Staten Island; and Roosevelt Savings Bank, with eight branches in the borough of Brooklyn. In the Bronx and neighboring Westchester County, we currently have four branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 51 branches that operate under the name Garden State Community Bank.

In Florida and Arizona, where we have 26 and 14 branches, respectively, we serve our customers through the AmTrust Bank division of the Community Bank.

In Ohio, we serve our Community Bank customers through 28 branches of Ohio Savings Bank.

We compete for depositors in these diverse markets by emphasizing service and convenience, and by offering a comprehensive menu of traditional and non-traditional products and services. Of our 240 Community Bank branches, 222 feature weekend hours, including 57 that are open seven days a week. Of these, 40 are in-store branches in New York and New Jersey that are primarily located in supermarkets. The Community Bank also offers 24-hour banking online and by phone.

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

We also originate one-to-four family loans, primarily through our mortgage banking operation, which was acquired in connection with our acquisition of certain assets, and assumption of certain liabilities, of AmTrust Bank (“AmTrust”) on December 4, 2009. In 2012, the vast majority of the one-to-four family loans we originated were agency-conforming loans sold to government-sponsored enterprises (“GSEs”), servicing retained. A smaller number of one-to-four family loans were originated for our own portfolio and consisted of hybrid jumbo loans with conservative loan-to-value ratios.

Although the vast majority of the loans we produce for investment (i.e., for our portfolio) are secured by properties or businesses in New York City, and to a lesser extent, Long Island and New Jersey, the one-to-four family loans we originate through our mortgage banking operation are for the purchase or refinancing of homes in all 50 states.

New York Commercial Bank

Established through an acquisition on December 30, 2005, the Commercial Bank is a New York State-chartered commercial bank with 35 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 18 that operate under the name “Atlantic Bank.”

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

Customers of the Commercial Bank may transact their business at any of our 240 Community Bank branches, and Community Bank customers may transact their business at any of our 35 Commercial Bank branches. In addition, customers of both Banks have 24-hour access to their accounts through 263 of our 287 ATM locations in the five states we serve.

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

Overview

Lending

Loans represented $31.8 billion, or 72.0%, of total assets at December 31, 2012. Our loan portfolio has three components:

1. Covered Loans – Covered loans refers to the loans we acquired in our FDIC-assisted acquisitions of AmTrust and Desert Hills Bank (“Desert Hills”), and are covered by loss sharing agreements with the FDIC. At December 31, 2012, the balance of covered loans was $3.3 billion; of this amount, $3.0 billion were one-to-four family loans. To distinguish these “covered loans” from the loans in our portfolio that are not subject to these agreements (and that, for the most part, we ourselves originated), all other loans in our portfolio are referred to as “non-covered loans.”

2. Non-Covered Loans Held for Sale – Non-covered loans held for sale refers to the one-to-four family loans that we originate and aggregate for sale, primarily to GSEs. At December 31, 2012, the held-for-sale loan portfolio totaled $1.2 billion. In the twelve months ended at that date, we originated $10.9 billion of one-to-four family loans for sale.

3. Non-Covered Loans Held for Investment – Referring to the loans we originate for our own portfolio, non-covered loans held for investment totaled $27.3 billion at December 31, 2012. The year-end balance consisted primarily of loans secured by multi-family buildings in New York City, most of which are subject to rent regulation and therefore feature below-market rents. In addition to multi-family loans, loans held for investment include commercial real estate loans and, to a much lesser extent, acquisition, development, and construction loans; commercial and industrial loans; and one-to-four family loans.

The components of our held-for-investment loan portfolio are described below:

Multi-Family Loans

Multi-family loans represented $18.6 billion, or 68.2%, of non-covered loans held for investment at December 31, 2012, and represented $5.8 billion, or 64.6%, of the loans we originated for investment over the course of the year.

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

Our typical multi-family loan has a term of ten years, with a fixed rate of interest in years one through five and a rate that either adjusts annually or is fixed for the five years that follow. Loans that prepay in the first five years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. If a loan is still outstanding in the sixth year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five percentage points to one percentage point over years six through ten.

We also originate multi-family loans for terms of 12 years, with a fixed rate of interest in years one through seven and a rate that either adjusts annually or is fixed for the next five years. Loans that prepay in the first seven years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. If a loan is still outstanding in the eighth year and the borrower selects the fixed rate option, the prepayment penalties typically reset to the range of five percentage points to one percentage point over years eight through twelve.

Reflecting the structure of our multi-family credits, and the tendency of our borrowers to refinance their loans as their cash flows increase, our average multi-family loan had an expected weighted average life of 2.9 years at December 31, 2012.

Commercial Real Estate (“CRE”) Loans

CRE loans represented $7.4 billion, or 27.3%, of non-covered loans held for investment at December 31, 2012, and $2.4 billion, or 26.8%, of loans produced for investment over the course of the year. Our CRE loans feature the same structure as our multi-family credits, and had a weighted average life of 3.4 years at December 31, 2012.

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

ADC loans represented $397.9 million, or 1.5%, of non-covered loans held for investment at the end of December, reflecting our decision to limit such lending in the current housing market, and the increased deployment of our cash flows into multi-family and CRE loans.

Commercial and Industrial (“C&I”) Loans

Included in “other loans” in our Consolidated Statements of Condition, C&I loans represented $590.0 million, or 2.2%, of non-covered loans held for investment at December 31, 2012. We offer a broad range of loans to small and mid-size businesses for working capital (including inventory and receivables), business expansion, and the purchase of equipment and machinery.

One-to-Four Family Loans

Non-covered one-to-four family loans totaled $203.4 million at the end of this December, and consisted of loans acquired in our business combinations prior to 2009 and loans originated in 2012 for our own portfolio.

Asset Quality

The quality of our assets improved in 2012, as an improvement in market conditions combined with the efforts of our Loan Workout Unit to reduce the balance of non-performing loans. Non-performing non-covered loans declined $64.5 million year-over-year to $261.3 million at December 31, 2012, representing 0.96% of total non-covered loans. Reflecting the decline in non-performing loans, and a $55.3 million decline in other real estate owned (“OREO”) to $29.3 million, non-performing assets fell $119.8 million year-over-year to $290.6 million, representing 0.71% of total non-covered assets at December 31, 2012.

At December 31, 2012, the allowance for losses on non-covered loans totaled $140.9 million, representing 0.52% of total non-covered loans at that date. The provision for losses on non-covered loans totaled $45.0 million in the twelve months ended December 31, 2012, while net charge-offs totaled $41.3 million, representing 0.13% of average loans.

Notwithstanding the year-over-year improvement in the economy and local market conditions, it should be noted that economic weakness resulting from a further contraction of real estate values and/or an increase in office vacancies, bankruptcies, and/or unemployment, could result in our experiencing an increase in charge-offs and/or an increase in our loan loss provision, either of which could have an adverse impact on our earnings in the future.

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

Deposits totaled $24.9 billion at December 31, 2012, and included certificates of deposit (“CDs”) of $9.1 billion; NOW and money market accounts of $8.8 billion; savings accounts of $4.2 billion; and non-interest-bearing accounts of $2.8 billion. Included in the year-end balance of deposits were deposits of $1.3 billion that were assumed in a transaction with Aurora Bank FSB, on June 28, 2012.

Borrowed funds totaled $13.4 billion at the end of the year, with wholesale borrowings representing $13.1 billion, or 97.3%, of that balance and 29.6% of total assets at December 31, 2012.

Loan repayments and sales generated cash flows of $18.5 billion in 2012, while securities repayments and sales generated cash flows of $3.7 billion.

Revenues

Our primary source of income is net interest income, which is the difference between the interest income generated by the loans we produce and the securities we invest in, and the interest expense produced by our interest-bearing deposits and borrowed funds. The level of net interest income we generate is influenced by a variety of factors, some of which are within our control (e.g., our mix of interest-earning assets and interest-bearing liabilities), and some of which are not (e.g., the level of short-term interest rates and market rates of interest, the degree of competition we face for deposits and loans, and the level of prepayment penalty income we receive). In 2012, net interest income fell $40.4 million to $1.2 billion, as a $35.2 million decline in interest expense was exceeded by a $75.6 million decline in interest income. Prepayment penalty income added $120.4 million to interest income in 2012, as a decline in market interest rates combined with the improvement in local market conditions to trigger an increase in multi-family and CRE loan demand.

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce. In 2012, our largest source of non-interest income was the income generated by our mortgage banking operation, primarily through the origination of loans for sale to GSEs. Mortgage banking income accounted for $178.6 million of total non-interest income, as income from originations of $193.2 million was tempered by a servicing loss of $14.6 million. In addition, fee income from deposits and loans accounted for $38.3 million of 2012 non-interest income, while BOLI income and other income accounted for $30.5 million and $35.7 million, respectively. Included in other income are the revenues from the sale of third-party investment products in our branches, and revenues from our investment advisory firm, Peter B. Cannell & Co., Inc., which had $1.7 billion of assets under management at December 31, 2012.

Efficiency

The efficiency of our operation has long been a distinguishing characteristic, stemming from our focus on multi-family lending, which is broker-driven, and from the expansion of our franchise through acquisitions rather than de novo growth. For the twelve months ended December 31, 2012, our efficiency ratio was 40.75%.

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

The market for the loans we produce varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, which is also home to the majority of the properties collateralizing our CRE loans. In contrast, our mortgage banking business originates one-to-four family loans in all 50 states.

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 29.6 million, and the number of banks and thrifts we compete with currently exceeds 350. With total deposits of $24.9 billion at December 31, 2012, we ranked ninth among all bank and thrift depositories serving these 26 counties, and ranked first or second among all thrift depositories in the following counties: Queens, Richmond, and Nassau Counties in New York; Essex County in New Jersey; Cuyahoga County in Ohio; Maricopa County in Arizona; and Broward and Palm Beach Counties in Florida. (Market share information was provided by SNL Financial.) We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms.

Our ability to attract and retain deposits is not only a function of short-term interest rates and industry consolidation, but also the competitiveness of the rates being offered by other financial institutions within our marketplace.

Competition for deposits is also influenced by several internal factors, including the opportunity to assume or acquire deposits through business combinations; the cash flows produced through loan and securities repayments and sales; and the availability of attractively priced wholesale funds. In addition, the degree to which we compete for deposits is influenced by the liquidity needed to fund our loan production and other outstanding commitments.

We vie for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 240 Community Bank branches and 35 Commercial Bank branches, we have 287 ATM locations, including 263 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. We also offer certain higher-paying money market accounts through two dedicated websites, myBankingDirect.com and AmTrustDirect.com.

In addition to 192 traditional branches in New York, New Jersey, Florida, Ohio, and Arizona, our Community Bank currently has 40 “in-store” branches in New York and New Jersey—39 in supermarkets and one in a drug store. Because of the proximity of these branches to our traditional locations, our customers have the option of doing their banking seven days a week in many of the communities we serve. This service model is an important component of our efforts to attract and maintain deposits in a highly competitive marketplace. Of the remaining Community Bank locations, four branches are located on corporate campuses in New Jersey and four are customer service centers in New York.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including insurance, annuities, and mutual funds of various third-party service providers. Furthermore, customers who come to us seeking a residential mortgage can begin the application process by phone, online, or in any branch.

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a suite of cash management products to address the needs of small and mid-size businesses, municipal and county governments, school districts, and professional associations.

Another competitive advantage is our strong community presence, with April 14, 2012 having marked the 153rd year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

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

Following the financial crisis in 2008, most of our competitors were either acquired or chose to step away from the multi-family lending space. As the multi-family housing market began to reflect improvement, we began to see new entrants to this market, as well as the return of certain competitors who had opted to step away during the downward cycle turn. Nonetheless, Fannie Mae and Freddie Mac continued to be our primary competition for multi-family loans in 2012, consistent with our experience in 2011 and 2010.

While we anticipate that competition for multi-family loans will continue in the future, we believe that the significant volume of multi-family loans we produced in 2012 is indicative of our ability to compete for such business as conditions in our market continue to improve. That said, no assurances can be made that we will be able to sustain or increase our level of multi-family loan production, given the extent to which it is influenced not only by competition, but also by such factors as the level of market interest rates, the availability and cost of funding, real estate values, market conditions, and the state of the economy.

Similarly, our ability to compete for CRE loans on a go-forward basis depends on the same factors that impact our ability to compete for multi-family credits, and on the degree to which other CRE lenders choose to step up their loan production as local market conditions continue to improve.

While we continue to originate ADC and C&I loans for investment, such loans represent a much smaller portion of our loan portfolio.

Our mortgage banking operation competes with a significant number of financial and non-financial institutions throughout the nation that also originate and aggregate one-to-four family loans for sale. In 2012, held-for-sale originations totaled $10.9 billion; of this amount, $10.8 billion, or 99.5%, were agency-conforming loans and $53.8 million, or 0.05%, were non-conforming (i.e., jumbo) loans. Reflecting the volume of loans funded in 2012 by our mortgage banking operation, we ranked 13th among the nation’s leading aggregators of one-to-four family loans in the United States.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of CRE and ADC loans, regardless of location, and of any out-of-state multi-family loans we may produce. In addition, we order an updated environmental analysis prior to foreclosing on such properties, and typically maintain ownership of the multi-family, CRE, and ADC properties we acquire through foreclosure in subsidiaries.

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

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 33 active subsidiary corporations. Of these, 22 are direct subsidiaries of the Community Bank and 11 are subsidiaries of Community Bank-owned entities.

The 22 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, NY, all the units of which were sold by December 31, 2006

NYCB Community Development Corp.	Delaware	Formed to invest in community development activities

NYCB Mortgage Company, LLC	Delaware	Originates and aggregates one-to-four family loans for sale, primarily servicing retained

Realty Funding Company, LLC	Delaware	Holding company for subsidiaries owning an interest in real estate

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RCSB Corporation	New York	Owns a branch building, Ferry Development Holding Company, and Woodhaven Investments, Inc.

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

The 11 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Funding Company, LLC	Delaware	Established to own Bank-owned properties

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Your New REO, LLC	Delaware	Owns a website that lists bank-owned properties for sale

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

There are 67 additional entities that are subsidiaries of a Community Bank-owned entity organized to own interests in real estate.

The Commercial Bank has four active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The two direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

There are two additional entities that are subsidiaries of the Commercial Bank that are organized to own interests in real estate.

The Company owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Please see Note 7, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank of New York.

Personnel

At December 31, 2012, the number of full-time equivalent employees was 3,458. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. Please see the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this report.

Regulation and Supervision

General

The Community Bank is a New York State-chartered savings bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Commercial Bank is a New York State-chartered commercial bank and its deposit accounts also are insured by the DIF up to applicable legal limits. Both the Community Bank and the Commercial Bank are subject to extensive regulation and supervision by the New York State Department of Financial Services (the “NYDFS”) (formerly, the New York State Banking Department), as their chartering agency, by the FDIC, as their insurer of deposits, and by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks. The Banks must file reports with the NYDFS, the FDIC, and the CFPB concerning their activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Banks are periodically examined by the NYDFS and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the FDIC, or through legislation, could have a material adverse impact on the Company, the Banks, and their operations, and the Company’s shareholders.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based not on deposits, but on the average consolidated total assets less the tangible equity capital of an insured institution. That rule took effect on April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

Many of the provisions of the Dodd-Frank Act are not yet effective. The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although it therefore is difficult to predict at this time what impact the Dodd-Frank Act and the implementing regulations will have on the Company and the Banks, they may have a material impact on operations through, among other things, heightened regulatory supervision and increased compliance costs.

Capital Requirements

FDIC Capital Requirements

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

As of December 31, 2012, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2012 appears in Note 17, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

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

Federal Reserve Board Capital Requirements

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to, but somewhat less stringent than, those of the FDIC for the Community Bank and the Commercial Bank. At December 31, 2012, the Company’s consolidated Total and Tier 1 capital exceeded these requirements.

The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase-out from inclusion as Tier 1 capital, beginning January 1, 2013. Based on the December 31, 2012 balance of the cumulative preferred stock and trust preferred securities we issued, and absent any reduction in that balance over the three years ending January 1, 2016, the elimination of such instruments would be expected to reduce our capital by $345.1 million, or 9.6%, at the end of the three-year phase-in, and reduce our Tier 1 leverage capital ratio by 85 basis points over that time.

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

Stress Testing

On October 9, 2012, the FDIC and the FRB issued final rules requiring certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. Recognizing that banks and their parent holding companies may have different primary federal regulators, the FDIC and FRB have attempted to ensure that the standards of the final rules are consistent and comparable in the areas of scope of application, scenarios, data collection, reporting, and disclosure. To implement section 165(i) of the Dodd-Frank Act, the rules would apply to FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”). The final rules delay implementation for covered institutions with total consolidated assets of between $10 billion and $50 billion until October 2013. The final rule requirement for public disclosure of a summary of the stress testing results for these $10 billion-$50 billion covered institutions will be implemented starting with the 2014 stress test, with the disclosure occurring by June 30, 2015. The final rules define a stress test as a process to assess the potential impact of economic and financial scenarios on the consolidated earnings, losses, and capital of the covered institution over a set planning horizon, taking into account the current condition of the covered institution and its risks, exposures, strategies, and activities.

Under the rules, each covered institution with between $10 billion and $50 billion in assets would be required to conduct annual stress tests using the bank’s and the bank holding company’s financial data as of September 30 of that year to assess the potential impact of different scenarios on the consolidated earnings and capital of that bank and its holding company and certain related items over a nine-quarter forward-looking planning horizon, taking into account all relevant exposures and activities. On or before March 31 of each year, each covered institution, including the Community Bank and the Company, would be required to report to the FDIC and the FRB, respectively, in the manner and form prescribed in the rules, the results of the stress tests conducted by the covered institution during the immediately preceding year. Based on the information provided by a covered institution in the required reports to the FDIC and the FRB, as well as other relevant information, the FDIC and FRB would conduct an analysis of the quality of the covered institution’s stress test processes and related results. The FDIC and FRB envision that feedback concerning such analysis would be provided to a covered institution through the supervisory process.

Consistent with the requirements of the Dodd-Frank Act, the rule would require each covered institution to publish a summary of the results of its annual stress tests within 90 days of the required date for submitting its stress test report to the FDIC and the FRB. As discussed below, if the Company were to exceed $50 billion in total consolidated assets, it would become subject to a different set of FRB stress test regulations.

Stress Testing for Large Bank Holding Companies

If the Company were to exceed $50 billion in total consolidated assets (a “covered company”), the Company would become subject to a different set of stress testing regulations administered by the FRB than those outlined above. Under this scenario, the FRB will use its own models to evaluate whether each covered company has the capital, on a total consolidated basis, necessary to continue operating under the economic and financial market conditions of each scenario. The FRB’s analysis will include an assessment of the projected losses, net income, and pro forma capital levels and regulatory capital ratio, tier 1 common ratio and other capital ratios for the covered company and use such analytical techniques that the FRB determines to be appropriate to identify, measure, and monitor risks of the covered company that may affect the financial stability of the United States.

The aim of the annual reviews is to ensure that large, complex banking institutions have robust, forward-looking capital planning processes that account for their unique risks, and to help ensure that institutions have sufficient capital to continue operations throughout times of economic and financial stress. Covered companies will be expected to have credible plans that show they have sufficient capital to continue to lend to households and businesses even under severely adverse conditions, and are well prepared to meet Basel III regulatory capital standards as they are implemented in the United States.

A covered company’s capital adequacy will be assessed against a number of quantitative and qualitative criteria, including projected performance under the stress scenarios provided by the FRB and the covered company’s internal scenarios. Boards of directors of covered companies are required to review and approve capital plans before submitting them to the FRB.

If the Company were to become a covered company, it would not be subject to these stress test requirements until the following calendar year.

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

Basel III

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Banks, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they did not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2012, we would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations that are ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

FDIC Regulations

The following discussion pertains to FDIC Regulations other than those already discussed on the preceding pages:

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

The FDIC, the Office of the Comptroller of the Currency, and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) also have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as CRE loans, does not establish specific lending limits but, rather, reinforces and enhances the Agencies’ existing regulations and guidelines for such lending and portfolio management.

Dividend Limitations

The FDIC has authority to use its enforcement powers to prohibit a savings bank or commercial bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends that will result in the institution failing to meet applicable capital requirements on a pro forma basis. The Community Bank and the Commercial Bank are also subject to dividend declaration restrictions imposed by New York State law as later discussed under “New York State Law.”

Investment Activities

Since the enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), all state-chartered financial institutions, including savings banks, commercial banks, and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type, and in the amount, authorized for national banks. State law, FDICIA, and FDIC regulations permit certain exceptions to these limitations. For example, certain state-chartered savings banks, such as the Community Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell Savings Bank Life Insurance. In addition, the FDIC is authorized to permit institutions to engage in state-authorized activities or investments not permitted for national banks (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the insurance fund. The Gramm-Leach-Bliley Act of 1999 and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

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

“Undercapitalized” institutions are subject to growth, capital distribution (including dividend), and other limitations, and are required to submit a capital restoration plan. An institution’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an undercapitalized institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized institutions are subject to one or more additional restrictions including, but not limited to, an order by the FDIC to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers, and capital distributions by the parent holding company.

Beginning 60 days after becoming “critically undercapitalized,” critically undercapitalized institutions also may not make any payment of principal or interest on certain subordinated debt, extend credit for a highly leveraged transaction, or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver is required for a critically undercapitalized institution within 270 days after it obtains such status.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Historically, assessment rates ranged from seven to 77.5 basis points of each institution’s deposit assessment base. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base; the Community Bank’s assessment ranged within the low to middle part of that range in 2012, and the Commercial Bank’s assessment was in the lower part of that range.

In addition, due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, non-interest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 (later extended to December 31, 2010), and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 (later extended to October 31, 2009) would be guaranteed by the FDIC through June 30, 2012 or, in certain cases, until December 31, 2012. The Banks both participated in the unlimited non-interest-bearing transaction account coverage and, together with the Company, participated in the unsecured debt guarantee program. In December 2008, the Company issued $90.0 million of fixed rate senior notes with a maturity date of June 22, 2012. In addition, the Community Bank issued $512.0 million of fixed rate senior notes with a maturity date of December 16, 2011, which was repaid on that date. The Dodd-Frank Act also provided for continued unlimited coverage for certain non-interest-bearing transaction accounts until December 31, 2012.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly, and is based on assessable deposits for the first three quarters and on assessable assets for the fourth quarter of the year. In the calendar year ending December 31, 2012, the payment averaged 0.66 basis points of assessable deposits and 0.66 basis points of assessable assets, during the respective periods.

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

The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In addition, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the NYDFS.

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

New York State Regulation

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

New York State Regulation

The Community Bank and the Commercial Bank are also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent of the NYDFS (the “Superintendent”) to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The latest NYCRA rating received by the Community Bank was “outstanding” and the latest rating received by the Commercial Bank was “satisfactory.”

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $79.5 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $79.5 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the FHLB of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. Including $23.1 million of FHLB-Cincinnati stock acquired in the AmTrust acquisition and $2.1 million of FHLB-San Francisco stock acquired in the Desert Hills acquisition, the Community Bank held total FHLB stock of $458.8 million at December 31, 2012. In addition, the Commercial Bank held FHLB-NY stock of $10.3 million at that date. FHLB stock continued to be valued at par, with no impairment loss required, at that date.

For the fiscal years ended December 31, 2012 and 2011, dividends from the FHLBs to the Community Bank amounted to $19.9 million and $19.5 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $387,000 and $374,000, respectively, in the corresponding years.

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

The exercise by an FDIC-insured savings bank or commercial bank of the lending and investment powers under New York State Banking Law is limited by FDIC regulations and other federal laws and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC-insured state-chartered savings bank and commercial bank have been effectively limited by the FDICIA and the FDIC regulations issued pursuant thereto.

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

Under New York State Banking Law, New York State-chartered stock-form savings banks and commercial banks may declare and pay dividends out of their net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years less prior dividends paid.

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

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the Dodd-Frank Act, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Community Bank currently maintains 51 branches in New Jersey, 26 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 121 branches in New York State.

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

Consumer Protection Regulations

The retail activities of banks, including lending and the gathering of deposits, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations, including our mortgage banking business, are also subject to federal laws applicable to credit transactions, such as:

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

•	The Equal Credit Opportunity Act and Regulation B issued by the FRB, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act and Regulation V issued by the FRB, governing the use and provision of information to consumer reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	The Truth in Savings Act and Regulation DD issued by the FRB, which requires disclosure of deposit terms to consumers;

•	Regulation CC issued by the FRB, which relates to the availability of deposit funds to consumers;

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

In addition, the Banks and their subsidiaries may also be subject to certain state laws and regulations designed to protect consumers.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations will, in large measure, transfer from the Banks’ primary regulators to the CFPB. We cannot predict the effect that being regulated by the CFPB, or any new or revised regulations that may result from its establishment, will have on our businesses.

Consumer Financial Protection Bureau

Created under the Dodd-Frank Act, and given extensive implementation and enforcement powers, the CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings, and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.

Enterprise Risk Management

The Company’s Board of Directors and Senior Management are actively engaged in the process of overseeing the Company’s efforts to identify, measure, and mitigate risk. In connection with its efforts to control those risks with the potential to adversely impact its business, the Company uses the COSO Enterprise Risk Management—Integrated Framework, which is applied at all levels, from the development of the Enterprise Risk Management (“ERM”) Program to the tactical operations of the front-line business team. The framework has eight key elements:

Internal Environment

The Company recognizes that employees, their individual attributes, including integrity, ethical values, and competence, along with the environment in which they operate, are all critical to setting a proper internal environment.

Objective Setting

The ERM Program of the Company ensures that management has in place a process to set objectives and that such objectives support and align with the Company’s mission.

Risk Identification

The Company’s ERM Program focuses on recognizing and identifying existing risks to its core objectives and also those risks that may arise from time to time from new business initiatives or from changes to its size, businesses, structure, personnel, or other strategic interests.

Risk Measurement

The Company recognizes that accurate and timely measurement of risks is a critical component of effective risk management. This element takes into account inherent risks (risks before controls are applied), residual risks (the levels of risk remaining after controls are applied), and mitigating factors (e.g., insurance).

Risk Control

The Company establishes and communicates limits through policies, standards, and/or procedures that define responsibility and authority. These control limits are meaningful management tools that can be adjusted and authorize exceptions when warranted if conditions or risk tolerances change.

Risk Monitoring

The Company monitors risk levels to ensure timely review of risk positions and exceptions. Reports are produced with such frequency and information as management deems to be warranted. These reports are distributed to appropriate individuals to ensure action, when needed.

Risk Response

Management addresses cases where actual risk levels are approaching or exceeding established limits, and considers alternative risk response options (taking into account appropriate cost/benefit analyses) in order to reduce residual risk to desired risk tolerances.

Information and Communications

Relevant information is communicated in appropriate form and time frame that enable employees to carry out their responsibilities. Effective communication occurs in a broader sense, flowing down, across, and up the Company, including Executive Management and, if appropriate, the applicable Board of Directors, and other relevant parties across the Company

Risk Management Roles and Responsibilities

Our ERM Program is driven by our belief that the proper management of risk must start at, and be driven by, the highest organizational level. The following groups/individuals are responsible for ensuring the successful achievement of our ERM Program:

Board of Directors

Our Board of Directors is responsible for the approval and oversight of the execution of the ERM Program; setting and revising the Company’s risk appetite; and reviewing risk indicators against established risk limits, including those identified in the reports presented by the Chief Risk Officer.

Risk Assessment Committee

The Risk Assessment Committee of the Board is responsible for assisting the Board in its oversight of the Company’s risk management framework, including the policies and procedures used to manage the following risks: credit, interest rate, liquidity, market, operational, legal/compliance, loss share compliance, reputational, and strategic.

Chief Risk Officer

The Chief Risk Officer ensures that the Company’s overall ERM Policy is implemented across the Company and oversees the implementation of the ERM Program. This responsibility includes ensuring that each Business Process Owner’s self-risk assessment is completed and that recommendations regarding their risk scores are made; aggregating and categorizing risks; and reporting the Company’s risk profile and risk indicators to Senior Management, the Risk Assessment Committee of the Board of Directors, and the Board of Directors itself. The Chief Risk Officer has oversight over all risk categories and, in this capacity, attends various management committee and Board of Directors’ meetings wherein risk taking activities are vetted. The Chief Risk Officer reviews changes to key Board-level policies prior to submission to the Board for approval, and reviews changes to key financial models prior to moving the change into production. The Chief Risk Officer reports directly to the Risk Assessment Committee of the Board of Directors.

Executive Oversight Group

The Executive Oversight Group (“EOG”) operates within the Office of the Chief Executive Officer. Its members are designated by the Chief Executive Officer or Chief Operating Officer based on their knowledge and understanding of the Company’s business model and their expertise in each of the business areas each of them oversees. The members of the EOG are responsible for engaging in discussions with each Business Process Owner regarding new business objectives, material risks that currently exist or may be emerging in the future, and certain risk mitigants. Like the Chief Risk Officer, the EOG Officer reports to the Risk Assessment Committee of the Board.

Senior Management

Senior Management (defined as the Chief Executive Officer, the Chief Operating Officer, and any other Senior Executive Vice President, or all or any group of them acting collectively) ensures that a risk management process with adequate resources is effectively implemented; that the Company’s corporate structure supports risk management goals; and that a risk management process is integrated into the corporate culture.

Business Process Owners

Business Process Owners are officers of the Company who have primary responsibility for the day-to-day operations of their respective business units. Each Business Process Owner is responsible for ensuring that proper controls are in place to prudently mitigate risk, and for performing periodic self-assessments of risks and controls.

Internal Audit

Internal Audit is responsible for validating the controls identified by Business Process Owners when performing internal audits of their respective areas of responsibility. In addition, Internal Audit is responsible for communicating its audit findings to the Chief Risk Officer and the ERM Department, who then revisit the self-assessment performed by each Business Process Owner.

ITEM 1A.	RISK FACTORS

There are various risks and uncertainties that are inherent in our business. Following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition and results of operations, and that could cause the value of our common stock to decline significantly. Additional risks that are not currently known to us, or that we currently believe to be immaterial, may also have a material effect on our financial condition and results of operations. This report is qualified in its entirety by those risk factors.

Changes in interest rates could reduce our net interest income and mortgage banking income, and negatively impact the value of our loans, securities, and other assets. This could have a material adverse affect on our cash flows, financial condition, results of operations, and capital.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of loans and, to a lesser extent, securities) and the interest expense produced by our interest-bearing liabilities (consisting primarily of deposits and wholesale borrowings).

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FRB”). However, the yields generated by our loans and securities are typically driven by intermediate-term (e.g., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.

Changes in interest rates could also have an effect on loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and CRE loans, and the amount of mortgage banking income we generate as a result of originating and servicing one-to-four family loans for sale. Because prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time.

In addition, changes in interest rates could have an effect on the slope of the yield curve. If the yield curve were to invert or become flat, our net interest income and net interest margin could contract, adversely affecting our net income and cash flows and the value of our assets.

A decline in the quality of our assets could result in higher losses and the need to set aside higher loan loss provisions, thus reducing our earnings and our stockholders’ equity.

The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for loan losses and therefore reduce our earnings.

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

We also originate ADC and C&I loans for investment, although to a far lesser degree than we originate multi-family and CRE loans. ADC financing typically involves a greater degree of credit risk than longer-term financing on multi-family and CRE properties. Risk of loss on an ADC loan largely depends upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and procedures, and rigorous underwriting standards, an error in such estimates, among other factors, could have a material adverse effect on the quality of our ADC loan portfolio, thereby resulting in material losses or delinquencies.

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

Although our losses have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this record will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our further increasing our provision for losses on non-covered loans. Either of these events would have an adverse impact on our net income.

Sustained or increased economic weakness in the New York metropolitan region, where the majority of the properties collateralizing our multi-family and commercial real estate loans are located, could have an adverse impact on our financial condition and results of operations.

Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing the loans we originate for investment, and the businesses of the customers to whom we make C&I loans, are located.

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region or by changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, extreme weather, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents due to such factors, or for other reasons, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income.

If our covered loan portfolio experiences greater losses than we expected at the time of their acquisition, or experiences losses following the expiration of the FDIC loss sharing agreements to which it is subject, or if those agreements are not properly managed, our financial condition and results of operations could be adversely affected.

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

Our allowance for losses on non-covered loans might not be sufficient to cover our actual losses, which would adversely impact our financial condition and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to mitigate such risk through the establishment of an allowance for losses on non-covered loans. The process of determining whether or not this allowance is sufficient to cover potential non-covered loan losses is based on our evaluation of inherent losses in the held-for-investment loan portfolio, which requires that management make certain assumptions, estimates, and judgments regarding several factors, including the current and historical performance of the portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

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

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations and could subject us to material reputation and regulatory risk.

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

Inability to fulfill current minimum capital requirements, or the higher minimum capital requirements that have been proposed by the FRB, could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the FRB. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Our capital ratios can change, depending on general economic conditions, our financial condition, our risk profile, and our plans for growth. Compliance with the FRB’s capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or to expand.

Furthermore, it is possible that future regulatory changes could result in more stringent capital requirements including, among other things, an increase in the levels of regulatory capital we are required to maintain, changes in the way regulatory capital is calculated, and increases in liquidity requirements, any and all of which could adversely affect our business and our ability to expand. For example, the implementation of certain regulatory changes under the Dodd-Frank Act resulted in the disqualification of previously issued and outstanding trust preferred securities as Tier 1 capital over a three-year period beginning in 2013. Any additional requirements to increase our capital ratios or liquidity could have a material adverse effect on our financial condition, as this might necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. Such a requirement could also compel us to issue additional securities, thus diluting the value of our common stock.

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

A decline in economic conditions could adversely affect the value of the securities in which we invest.

Although economic and real estate conditions improved in 2012, and although we have taken, and continue to take, steps to reduce our exposure to the risks that stem from such conditions, we nonetheless could be impacted by them to the degree that they affect the loans we originate, the securities we invest in, and our portfolios of covered and non-covered loans.

Declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and, therefore, our capital. Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from high unemployment, among other economic conditions, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. Further deterioration in economic conditions also could subject us and our industry to increased regulatory scrutiny and could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowances; this, in turn, could necessitate an increase in our provisions for loan losses, which would reduce our earnings and capital. Additionally, continued economic weakness could reduce the demand for our products and services, which would adversely impact our liquidity and the revenues we produce.

Extreme competition for loans and deposits could adversely affect our ability to expand our business and therefore could adversely affect our financial condition and results of operations.

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

In addition, our mortgage banking operation competes nationally with other major banks and mortgage brokers that also originate, aggregate, sell, and service one-to-four family loans.

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

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

Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We also may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain.

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

Failure to keep pace with technological changes could have a material adverse impact on our ability to compete for loans and deposits, and therefore on our financial condition and results of operations.

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

The inability to grow through acquisitions, or to realize the anticipated benefits of any acquisition we do engage in, could adversely affect our ability to compete with other financial institutions and therefore our financial condition and results of operations, perhaps materially.

Mergers and acquisitions have contributed significantly to our growth in the past, and remain a component of our business model. Accordingly, it is possible that we could acquire other financial institutions, financial service providers, or branches of banks in the future, either through negotiated transactions or FDIC-assisted acquisitions.

However, our ability to engage in future mergers and acquisitions depends on various factors, including: (1) our ability to identify suitable merger partners and acquisition opportunities; (2) our ability to finance and complete negotiated transactions on acceptable terms and at acceptable prices; (3) our ability to receive the necessary regulatory approvals; and (4) when, required, our ability to receive the necessary shareholder approvals.

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

If we continue to grow and our consolidated assets reach or exceed $50 billion, we will be subject to stricter prudential standards required by the Dodd-Frank Act for Large Bank Holding Companies.

Pursuant to the requirements of the Dodd-Frank Act, the FRB has proposed rules applying stricter prudential standards to bank holding companies having $50 billion or more in total consolidated assets. The stricter prudential standards include risk-based capital and leverage requirements, liquidity requirements, risk-management requirements, annual stress testing conducted by the FRB, credit limits, dividend limits, and early remediation regimes. In addition, the Dodd-Frank Act requires the FRB to adopt rules regarding credit exposure reporting by bank holding companies with consolidated assets of $50 billion or more. The Dodd-Frank Act permits, but does not require, the FRB to apply heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.

With consolidated assets of $44.1 billion at December 31, 2012, it is likely that we will reach or exceed the $50.0 billion threshold, whether through organic growth or through continuation of our growth-through-acquisition strategy. When this occurs, we will become subject to the stricter prudential standards required by the Dodd-Frank Act.

Our results of operations could be adversely affected by further changes in bank regulation, or by our inability to comply with certain existing laws, rules, and regulations governing our industry.

We are subject to regulation, supervision, and examination by the following entities: (1) the NYDFS, the chartering authority for both the Community Bank and the Commercial Bank; (2) the FDIC, as the insurer of the Banks’ deposits; (3) the Federal Reserve Bank of New York, in accordance with objectives and standards of the U.S. Federal Reserve System; and (4) the CFPB, which was established in 2011 under the Dodd-Frank Act and given broad authority to regulate financial service providers and financial products.

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

For example, in addition to creating the CFPB, the Dodd-Frank Act established new standards relating to regulatory oversight of systemically important financial institutions, derivatives transactions, asset-backed securitization, and mortgage underwriting, and limited the revenues banks can derive from debit card interchange fees. Extensive regulatory guidance is needed to implement and clarify many of the provisions of the Dodd-Frank Act and, although certain U.S. agencies have begun to initiate the required administrative processes, it is still too early in those processes to fully assess the impact of this legislation on our business, the rest of the banking industry, and the broader financial services industry.

In addition, the Federal Reserve Bank has proposed guidance on incentive compensation at the banking organizations it regulates, and the U.S. Department of the Treasury and the federal banking regulators have issued statements calling for higher capital and liquidity requirements for banks. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address economic weakness, could have an adverse impact on our results of operations, our ability to fill positions with the most qualified candidates available, and our ability to maintain our dividend.

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

Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, or in reducing the potential for losses in connection with such risks.

As a financial institution, we are subject to a number of risks, including credit, interest rate, liquidity, market, operational, legal/compliance, loss sharing compliance, reputational, and strategic. Our ERM framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diversified set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

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

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

The processes we use to estimate the effects of changing interest rates, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If the models we use in the process of managing our interest rate and other risks prove to be inadequate or inaccurate, we could incur increased or unexpected losses which, in turn, could adversely affect our earnings and capital. Furthermore, the assumptions we utilize for our stress tests may not meet with regulatory approval, which could result in our stress testing receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay our growth through acquisition and would likely lead to a reduction in our quarterly cash dividends.

Our use of derivative financial instruments to mitigate the interest rate exposure that stems from our mortgage banking business may not be effective, and may adversely affect our mortgage banking income, earnings, and stockholders’ equity.

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

If our goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in our stockholders’ equity.

We test goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, or similar performance measures. If we were to determine that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the value of the goodwill on our balance sheet, adversely affecting our earnings as well as our capital.

If federal, state, or local tax authorities were to determine that we did not adequately provide for our taxes, our income tax expense could be increased, adversely affecting our earnings.

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

The inability to attract and retain key personnel could adversely impact our financial condition and results of operations.

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

Reduction or elimination of our quarterly cash dividend could have an adverse impact on the market price of our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. In addition, should the Company reach or exceed the threshold for classification as a “Systemically Important Financial

Institution” (i.e., consolidated assets of $50.0 billion), we would be subject to the stricter prudential standards, including for dividend payments, required by the Dodd-Frank Act. Any reduction of, or the elimination of, our common stock dividend in the future could adversely affect the market price of our common stock.

The inability to receive dividends from our subsidiary banks could have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our shareholders.

The Parent Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Banks, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Banks. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Banks are unable to pay dividends to the Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock.

If we were to defer payments on our trust preferred capital debt securities or were in default under the related indentures, we would be prohibited from paying dividends or distributions on our common stock.

The terms of our outstanding trust preferred capital debt securities prohibit us from (1) declaring or paying any dividends or distributions on our capital stock, including our common stock; or (2) purchasing, acquiring, or making a liquidation payment on such stock, under the following circumstances: (a) if an event of default has occurred and is continuing under the applicable indenture; (b) if we are in default with respect to a payment under the guarantee of the related trust preferred securities; or (c) if we have given notice of our election to defer interest payments but the related deferral period has not yet commenced, or a deferral period is continuing. In addition, without notice to, or consent from, the holders of our common stock, we may issue additional series of trust preferred capital debt securities with similar terms, or enter into other financing agreements, that limit our ability to pay dividends on our common stock.

The market price and liquidity of our common stock could be adversely affected if the economy were to weaken or the capital markets were to experience volatility.

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

Although the economy continued to show signs of improvement in 2012, renewed economic or market turmoil could occur in the near or long term, which could negatively affect our business, our financial condition, and our results of operations, as well as volatility in the price and trading volume of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Although we own certain of our branch offices as well as other buildings, the majority of our facilities are leased under various lease and license agreements that expire at various times. (Please see Note 9, “Commitments and Contingencies: Lease and License Commitments” in Item 8, “Financial Statements and Supplementary Data”.) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

The common stock of New York Community Bancorp, Inc. has traded on the New York Stock Exchange (the “NYSE”) since December 20, 2002. On November 13, 2012, we changed our NYSE trading symbol from “NYB” to “NYCB.”

At December 31, 2012, the number of outstanding shares was 439,050,966 and the number of registered owners was approximately 13,300. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2012 and 2011:

		Market Price
	Dividends Declared per Common Share	High	Low	Close
2012
1st Quarter	$0.25	$14.04	$12.26	$13.91
2nd Quarter	0.25	13.96	11.47	12.53
3rd Quarter	0.25	14.24	11.94	14.16
4th Quarter	0.25	15.05	12.40	13.10

2011
1st Quarter	$0.25	$19.23	$17.10	$17.26
2nd Quarter	0.25	17.55	14.66	14.99
3rd Quarter	0.25	15.67	11.45	11.90
4th Quarter	0.25	13.65	11.13	12.37

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On June 28, 2012, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph provides a comparison of total shareholder returns on the Company’s common stock since December 31, 2007 with the cumulative total returns of a broad market index and a peer group index. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE. The peer group index chosen was the SNL U.S. Bank and Thrift Index, which currently is comprised of 458 bank and thrift institutions, including the Company. The data for the indices included in the graph were provided by SNL Financial.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DEC. 31, 2007

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2012

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012

New York Community Bancorp, Inc.	$100.00	$72.27	$95.78	$132.15	$92.73	$105.98

S&P Mid-Cap 400 Index	$100.00	$63.76	$87.59	$110.93	$109.01	$128.50

SNL U.S. Bank and Thrift Index	$100.00	$57.51	$56.74	$63.34	$49.25	$66.14

Share Repurchase Program

From time to time, we repurchase shares of our common stock on the open market or through privately negotiated transactions, and hold such shares in our Treasury account. Repurchased shares may be utilized for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

During the three months ended December 31, 2012, the Company allocated $809,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: October 1, 2012 through October 31, 2012	—	$ —	—	548,338
Month #2: November 1, 2012 through November 30, 2012	361	13.84	361	547,977
Month #3: December 1, 2012 through December 31, 2012	63,075	12.75	63,075	484,902

Total	63,436	$12.75	63,436

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 484,902 shares were still available for repurchase at December 31, 2012. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2012	2011	2010(1)	2009(2)	2008
EARNINGS SUMMARY:
Net interest income (3)	$1,160,021	$1,200,421	$1,179,963	$905,325	$675,495
Provision for losses on non-covered loans	45,000	79,000	91,000	63,000	7,700
Provision for losses on covered loans (4)	17,988	21,420	11,903	—	—
Non-interest income	297,353	235,325	337,923	157,639	15,529
Non-interest expense:
Operating expenses	593,833	574,683	546,246	384,003	320,818
Debt repositioning charges	—	—	—	—	285,369
Amortization of core deposit intangibles	19,644	26,066	31,266	22,812	23,343
Income tax expense (benefit)	279,803	254,540	296,454	194,503	(24,090)
Net income	501,106	480,037	541,017	398,646	77,884
Basic earnings per share	$1.13	$1.09	$1.24	$1.13	$0.23
Diluted earnings per share	1.13	1.09	1.24	1.13	0.23
Dividends paid per common share	1.00	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets	1.18%	1.17%	1.29%	1.20%	0.25%
Return on average stockholders’ equity	9.06	8.73	10.03	9.29	1.86
Average stockholders’ equity to average assets	13.02	13.38	12.89	12.89	13.41
Operating expenses to average assets	1.40	1.40	1.31	1.15	1.03
Efficiency ratio (3)	40.75	40.03	35.99	36.13	46.43
Interest rate spread (3)	3.11	3.37	3.45	2.98	2.25
Net interest margin (3)	3.21	3.46	3.45	3.12	2.48
Dividend payout ratio	88.50	91.74	80.65	88.50	434.78
BALANCE SHEET SUMMARY:
Total assets	$44,145,100	$42,024,302	$41,190,689	$42,153,869	$32,466,906
Loans, net of allowances for loan losses	31,580,636	30,152,154	29,041,595	28,265,208	22,097,844
Allowance for losses on non-covered loans	140,948	137,290	158,942	127,491	94,368
Allowance for losses on covered loans (4)	51,311	33,323	11,903	—	—
Securities	4,913,528	4,540,516	4,788,891	5,742,243	5,901,493
Deposits	24,877,521	22,325,654	21,890,328	22,418,384	14,623,265
Borrowed funds	13,430,191	13,960,413	13,536,116	14,164,686	13,496,710
Stockholders’ equity	5,656,264	5,565,704	5,526,220	5,366,902	4,219,246
Common shares outstanding	439,050,966	437,344,796	435,646,845	433,197,332	344,985,111
Book value per share (5)	$12.88	$12.73	$12.69	$12.40	$12.25
Stockholders’ equity to total assets	12.81%	13.24%	13.42%	12.73%	13.00%
ASSET QUALITY RATIOS (excluding covered assets):
Non-performing non-covered loans to total non-covered loans	0.96%	1.28%	2.63%	2.47%	0.51%
Non-performing non-covered assets to total non-covered assets	0.71	1.07	1.77	1.41	0.35
Allowance for losses on non-covered loans to non-performing non-covered loans	53.93	42.14	25.45	22.05	83.00
Allowance for losses on non-covered loans to total non-covered loans	0.52	0.54	0.67	0.55	0.43
Net charge-offs to average loans (6)	0.13	0.35	0.21	0.13	0.03
ASSET QUALITY RATIOS (including covered assets): (4)
Total non-performing loans to total loans	1.88	2.30	3.52	2.23	0.51
Total non-performing assets to total assets	1.47	1.97	2.61	1.54	0.35
Allowances for loan losses to total non-performing loans	33.50	25.34	17.34	20.10	83.00
Allowances for loan losses to total loans	0.63	0.58	0.61	0.45	0.43

(1)	The Company acquired certain assets and assumed certain liabilities of Desert Hills Bank on March 26, 2010. Accordingly, the Company’s 2010 earnings reflect combined operations from that date.
(2)	The Company acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) on December 4, 2009. Accordingly, the Company’s 2009 earnings reflect combined operations from that date.
(3)	The 2008 amount/measure reflects the impact of a $39.6 million debt repositioning charge that was recorded in interest expense.
(4)	Prior to the AmTrust acquisition on December 4, 2009, the Company had no covered loans.
(5)	Excludes unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding at December 31, 2009 and 2008. (Please see the definition of “book value per share” in the Glossary earlier in this report.)
(6)	Average loans include covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

In 2012, the U.S. economy showed certain signs of improvement, as the unemployment rate declined from 8.5% in December 2011 to 7.8% in December 2012. Although unemployment rates declined year-over-year in Florida, Arizona, and Ohio—three of the five states served by our branch network—unemployment rates rose slightly in New York and New Jersey, the other two. In New York City, where most of our branches and most of the properties and businesses securing our held-for-investment loans are located, unemployment was 8.8% in December 2011 and 2012.

The changes in certain other local economic indices were mixed in their direction. For example, personal bankruptcy filings throughout Metro New York fell 14.3% in the twelve months ended September 30, 2012 (the most recent month at which such data was available at this writing), while the number of business bankruptcy filings was essentially unchanged. In Manhattan, which is home to 35.9% of our multi-family loans and 56.3% of our commercial real estate credits, the office vacancy rate rose to 11.2% in the fourth quarter of 2012 from 10.4% in the year-earlier three months.

Through December 2012, average home prices rose 6.8% year-over-year throughout the nation, according to the S&P/Case-Shiller Home Price Indices. While home prices fell 0.5% in Metro New York, home prices rose in Greater Cleveland, Miami, and Phoenix by 2.9%, 10.6%, and 23.0%, respectively. Meanwhile, the volume of new home sales rose nearly 20% nationwide from the volume reported for 2011, to an estimated 367,000 in 2012, according to a U.S. Commerce Department report.

In addition, the Consumer Confidence Index® was modestly higher in 2012 than it was in 2011. An index level of 90 or more is considered indicative of a strong economy; the Consumer Confidence Index® was 64.5 in December 2011 and 65.1 in December 2012.

Also, in 2012, the target federal funds rate was maintained by the Federal Open Market Committee (the “FOMC”) at a range of zero to 25 basis points—the same range to which it was lowered in the fourth quarter of 2008. Market interest rates, meanwhile, declined to record lows from the already-low levels we saw in 2011, encouraging homeowners throughout the U.S. to refinance or purchase new homes. The low level of market interest rates also prompted an increase in the refinancing of multi-family loans in New York City, where most of our multi-family loans are produced.

Against this backdrop, we delivered a strong financial performance. Earnings rose to $501.1 million, or $1.13 per diluted share, in 2012 from the level recorded in 2011, which was $480.0 million, or $1.09 per diluted share.

We attribute our year-over-year earnings growth to our two-pronged approach to lending: originating multi-family loans for investment, primarily in New York City; and originating one-to-four family loans throughout the U.S., primarily for sale.

In 2012, we originated $9.0 billion of held-for-investment loans, including $5.8 billion of loans secured by multi-family buildings, the latter amount exceeding the year-earlier volume by $30.0 million. While our net interest income and margin declined, as our balance sheet was replenished with lower-yielding assets, the impact was substantially offset by an increase in income from prepayment penalties, as refinancing activity in our multi-family lending niche surged. In 2012, prepayment penalty income contributed $120.4 million to our net interest income and 33 basis points to our net interest margin, exceeding the year-earlier measures by $33.8 million and eight basis points, respectively. Net interest income declined $40.4 million, or 3.4%, year-over-year, to $1.2 billion, while our margin declined 25 basis points to 3.21%.

Notwithstanding the volume of loans that prepaid during the year—including two loans to a single borrower totaling $545.5 million, our portfolio of held for investment loans rose $1.7 billion, or 6.9%, from the balance recorded at December 31, 2011 to $27.3 billion at December 31, 2012.

The decline in net interest income was more than offset by an increase in mortgage banking income, as the decline in residential mortgage rates also prompted a surge in the production of one-to-four family loans for sale. As more consumers refinanced or purchased new homes, the volume of one-to-four family loans produced for sale rose $3.7 billion, or 51.9%, to $10.9 billion. During this time, the income produced by our mortgage banking business rose $98.0 million, or 121.4%, to $178.6 million.

We also attribute the strength of our 2012 performance to the quality of our assets, which reflected substantial improvement over the course of the year. For example, net charge-offs declined $59.3 million year-over-year, to $41.3 million, and the ratio of net charge-offs to average loans improved to 0.13% from 0.35% . In addition, non-performing non-covered assets totaled $290.6 million at the end of December, reflecting a year-over-year reduction of $119.8 million, or 29.2%. The balance at December 31, 2012 represented 0.71% of total non-covered assets, an improvement from 1.07% at the year-earlier date.

While the improvements in asset quality were partly due to the improvement in economic and market conditions, they also reflect our ability to successfully restructure troubled assets and to dispose of certain other real estate owned (“OREO”) without incurring a material loss. In addition, while several of the communities we serve in New Jersey and Metro New York were hurt by Hurricane Sandy, the impact on the properties and businesses securing our loans, and the effect on our branches, was, thankfully, negligible.

Two additional features of our 2012 performance were the growth of our deposits and the strategic reduction of our funding costs. For example, in connection with our assumption of $2.2 billion in deposits from Aurora Bank FSB (“Aurora Bank”) at the end of the second quarter, we received a payment of $24.0 million which was utilized to reduce the cost of the acquired funds. The deposits we assumed were used, in part, to reduce our balance of FHLB-NY advances and, with it, the average cost of such funds.

Another important step we took in 2012 was redeeming $69.2 million of trust preferred securities at the end of December, and beginning the process of repositioning certain of our wholesale borrowings. In addition to the $3.5 billion of wholesale borrowings that were repositioned in late December, another $2.4 billion of such funds were repositioned in January 2013. All told, we reduced the weighted average cost of these borrowed funds by 117 basis points, and extended the weighted average call and maturity dates by approximately four years.

Consistent with our interest in returning value to our investors, we distributed total cash dividends of $438.5 million over the course of 2012, in the form of four quarterly dividends of $0.25 per share, or $1.00 annualized. Stockholders’ equity nonetheless rose $90.6 million year-over-year to $5.7 billion, and tangible stockholders’ equity rose $110.2 million to $3.2 billion at December 31, 2012. (Please see the reconciliations of our GAAP and non-GAAP capital measures that appear on the last page of this discussion and analysis of financial condition and results of operations).

In addition, the Company’s regulatory capital ratios each exceeded the minimum levels required, and each of our bank subsidiaries exceeded the regulatory requirements for classification as “well capitalized” banks.

Recent Events

On January 29, 2013, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 22, 2013 to shareholders of record at the close of business on February 11, 2013.

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

The judgments used by management in applying these critical accounting policies may be influenced by further and prolonged deterioration in the economic environment, which may result in changes to future financial results. In addition, the current economic environment has increased the degree of uncertainty inherent in our judgments, estimates, and assumptions.

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

Please see Note 5, “Allowances for Loan Losses” for a further discussion of our allowance for losses on covered loans as well as additional information about our allowances for losses on non-covered loans.

Loans Held for Sale

We carry at fair value the one-to-four family mortgage loans we originate for sale to investors. The fair value of such loans is primarily based on quoted market prices for securities backed by similar types of loans. Changes in fair value, which are recorded as a component of mortgage banking income, are largely driven by changes in interest rates subsequent to loan funding and changes in the fair value of servicing associated with mortgage loans held for sale. In addition, we use various derivative instruments to mitigate the economic effect of changes in the fair value of the underlying loans.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment in 2012. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

We performed our annual goodwill impairment test as of December 31, 2012 and found no indication of goodwill impairment at that date.

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

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2012, our assets totaled $44.1 billion, reflecting a year-over-year increase of $2.1 billion, or 5.0%. The increase was largely attributable to a $1.5 billion increase in total loans to $31.8 billion and a $373.0 million increase in total securities to $4.9 billion.

Total deposits rose $2.6 billion year-over-year, to $24.9 billion, reflecting the assumption of deposits in the Aurora Bank transaction as well as organic retail deposit growth. Certificates of deposit (“CDs”) represented $9.1 billion, or 36.7%, of the year-end 2012 total, with NOW and money market accounts, savings accounts, and non-interest bearing deposits together representing the remaining $15.8 billion, or 63.3%. During this time, borrowed funds declined by $530.2 million, reflecting a $371.2 million decline in wholesale borrowings to $13.1 billion and more modest declines in the balances of junior subordinated debentures and other borrowings.

Stockholders’ equity rose $90.6 million year-over-year to $5.7 billion, representing 12.81% of total assets and a book value per share of $12.88. Tangible stockholders’ equity rose $110.2 million year-over-year, to $3.2 billion, representing 7.65% of tangible assets and a tangible book value per share of $7.26. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

Loans

Notwithstanding the prepayment of our largest loan relationship in the amount of $545.5 million, total loans rose $1.5 billion, or 4.8%, year-over-year to $31.8 billion, representing 72.0% of total assets at December 31, 2012. Covered loans represented $3.3 billion, or 10.3%, of the year-end 2012 balance, while non-covered loans accounted for the remaining $28.5 billion, or 89.7%. Included in non-covered loans were $27.3 billion of loans held for investment, representing 85.9% of the total loan balance, and $1.2 billion of loans held for sale.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At December 31, 2012, covered loans represented $3.3 billion, or 10.3%, of the total loan balance, a $469.0 million reduction from the year-earlier amount.

One-to-four family loans represented $3.0 billion of total covered loans at the end of this December, with all other types of covered loans representing $308.0 million, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

At December 31, 2012, $2.4 billion, or 72.8%, of the loans in our covered loan portfolio were variable rate loans, with a weighted average interest rate of 3.86%. The remainder of the covered loan portfolio consisted of fixed rate loans.

At December 31, 2012, the interest rates on 88.8% of our covered variable rate loans were scheduled to reprice within twelve months and annually thereafter. We expect such loans to reprice at lower interest rates. The interest rates on the variable rate loans in the covered loan portfolio are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

In 2012, we recorded a provision for losses on covered loans of $18.0 million, as compared to $21.4 million in the prior year. The reduction was largely attributable to a $3.3 million recovery in the fourth quarter, reflecting an increase in expected cash flows from certain pools of acquired loans. The respective provisions were largely offset by FDIC indemnification income of $14.4 million and $17.6 million, recorded in non-interest income in the corresponding years.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at December 31, 2012:

(in thousands)
California	$582,924
Florida	570,423
Arizona	273,316
Ohio	212,511
Massachusetts	150,275
Michigan	146,920
Illinois	113,146
New York	106,233
Nevada	83,064
Texas	80,967
Maryland	79,173
New Jersey	75,798
Colorado	70,190
Washington	69,594
All other states	669,527

Total covered loans	$3,284,061

Loan Maturity and Repricing: Covered Loans

The following table sets forth the maturity or period to repricing of our covered loan portfolio at December 31, 2012. Loans that have adjustable rates are shown as being due or repricing in the period during which the interest rates are next subject to change.

	Covered Loans at December 31, 2012
(in thousands)	One-to-Four Family	All Other Loans	Total Loans
Amount due or repricing:
Within one year	$1,706,086	$273,858	$1,979,944
After one year:
One to five years	25,538	25,881	51,419
Over five years	1,244,443	8,255	1,252,698

Total due or repricing after one year	1,269,981	34,136	1,304,117

Total amounts due or repricing, gross	$2,976,067	$307,994	$3,284,061

The following table sets forth, as of December 31, 2012, the dollar amount of all covered loans due or repricing after December 31, 2013, and indicates whether such loans have fixed or adjustable rates of interest.

	Due or Repricing after December 31, 2013
(in thousands)	Fixed	Adjustable	Total
One-to-four family	$964,185	$305,796	$1,269,981
All other loans	11,444	22,692	34,136

Total loans	$975,629	$328,488	$1,304,117

Non-Covered Loans Held for Investment

At December 31, 2012, non-covered loans held for investment totaled $27.3 billion, representing 85.9% of total loans, 61.8% of total assets, and a 6.9% increase from the year-earlier balance of $25.5 billion. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of ADC loans, one-to-four family loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, acquired in our business combinations prior to 2009.

Originations of held-for-investment loans totaled $9.0 billion in 2012, comparable to the volume produced in the prior year. While portfolio growth was limited by an increase in repayments, we benefited from the related rise in prepayment penalty income, as further discussed under “Net Interest Income” later in this discussion and analysis of financial condition and results of operations.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $5.8 billion, or 64.6%, of the loans we produced in 2012 for investment, modestly exceeding the year-earlier amount. Although most of the loans we produced in 2012 were the result of borrowers refinancing, an increase in property sales and other transactions also played a part. This was especially true late in the fourth quarter, as many of our borrowers anticipated changes being made to the U.S. tax code that could have an adverse impact on their investments in real estate.

At December 31, 2012, the balance of multi-family loans represented $18.6 billion, or 68.2%, of total non-covered loans held for investment, reflecting a year-over-year increase of $1.2 billion, despite the prepayment of our then-largest loan relationship in the fourth quarter of the year. The average multi-family loan had a principal balance of $4.1 million at the end of this December, comparable to the average principal balance at December 31, 2011.

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

Our multi-family loans typically feature a term of ten or twelve years, with a fixed rate of interest for the first five or seven years of the loan, and an alternative rate of interest in years six through ten or eight through twelve. The rate charged in the first five or seven years is generally based on intermediate-term interest rates plus a spread. During the remaining years, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank (“FHLB”) of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. Notably, the expected weighted average life of the multi-family loan portfolio was 2.9 years at December 31, 2012, as compared to 3.3 years at December 31, 2011, an indication of the increase in refinancing activity and property transactions over the course of the year.

Multi-family loans that refinance within the first five or seven years are typically subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. For example, a ten-year multi-family loan that prepays in year three would generally be expected to pay a prepayment penalty equal to three percentage points of the remaining principal balance. A twelve-year multi-family loan that prepays in year one or two would generally be expected to pay a penalty equal to five percentage points.

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

At December 31, 2012, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 79.0% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 4.8%, with New Jersey and Pennsylvania accounting for 7.6% and 3.5%, respectively. The remaining 5.1% of multi-family loans were secured by buildings outside these markets, including the three other states served by our retail branch offices.

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

Commercial Real Estate Loans

In 2012, CRE loans represented $2.4 billion, or 26.8%, of loans originated for investment, a $39.5 million increase from the year-earlier amount. Although the growth of the portfolio was somewhat tempered by the level of repayments, the balance of CRE loans rose $581.4 million, or 8.5%, year-over-year to $7.4 billion at the end of this past December, representing 27.3% of the total held-for-investment portfolio at that date. At December 31, 2012, the average CRE loan had a principal balance of $4.6 million, as compared to $3.9 million at the prior year-end. The increase in CRE loan production was primarily due to the low level of market interest rates, continued improvement in local market conditions, and the origination of certain larger CRE loans.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2012, 74.2% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 12.4% and 6.1%, respectively. Another 2.7% of CRE properties were located in Pennsylvania, while properties outside New York, New Jersey, and Pennsylvania accounted for 2.0%.

The pricing of our CRE loans is similar to the pricing of our multi-family credits, i.e., with a fixed rate of interest for the first five or seven years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten or eight through twelve, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, as reported in The New York Times, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-year term.

Prepayment penalties also apply to CRE loans, as they do to our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; in fact, the expected weighted average life of the CRE portfolio was 3.4 years at both December 31, 2012 and 2011.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and debt service coverage ratio. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum debt service coverage ratio of 130% and a maximum LTV ratio of 65%. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases.

Acquisition, Development, and Construction Loans

In the interest of reducing our exposure to credit risk, we have limited our production of ADC loans to loans that have limited market risk and low LTV ratios, and that are made to reputable borrowers with significant development experience. In 2012, ADC loans represented $153.2 million, or 1.7%, of the loans we produced for investment, and the portfolio of such loans declined $47.8 million year-over-year, to $397.9 million, representing 1.5% of total loans held for investment, at December 31, 2012.

At December 31, 2012, 60.4% of the loans in our ADC portfolio were for land acquisition and development; the remaining 39.6% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

In addition, 76.2% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 12.1% of our ADC loans, with New Jersey accounting for 8.4%. Reflecting the limited extent to which ADC loans have been originated beyond our immediate market, 3.3% of our ADC loans are secured by properties beyond New Jersey and New York.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2012, we recovered losses against guarantees of $3.0 million, in contrast to $120,000 in the prior year. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. Reflecting the disposition of certain non-performing assets, 3.0% of the loans in our ADC loan portfolio were non-performing at the end of this December, as compared to 6.7% at December 31, 2011.

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

One-to-Four Family Loans

To meet the needs of our customers, we originate agency-conforming one-to-four family loans through our mortgage banking business in Cleveland or, in some states, directly through the Community Bank. The vast majority of the one-to-four family loans we produce are aggregated for sale with others produced by our mortgage banking clients throughout the country. These loans are generally sold, servicing retained, to government-sponsored enterprises (“GSEs”). (For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this section.)

Until last year, the vast majority of the one-to-four family loans we held for investment were loans that we acquired in our merger transactions prior to 2009. However, in 2012, we began to originate hybrid jumbo one-to-four family loans for our own portfolio. As a result, the balance of one-to-four family loans held for investment rose $76.1 million year-over-year to $203.4 million, representing 0.75% of total held-for-investment loans at December 31st.

Other Loans

Largely reflecting our focus on the production of multi-family and CRE loans, we originated other loans for investment of $519.2 million in 2012, representing a $196.0 million decrease from the year-earlier amount. C&I loans represented $514.3 million of the 2012 total, and were down $191.5 million year-over-year. As a result, the portfolio of other loans declined $30.0 million from the balance at year-end 2011, to $639.9 million, representing 2.3% of total loans held for investment at December 31, 2012. Included in the latter balance were C&I loans of $590.0 million, reflecting a $9.9 million reduction from the year-earlier amount.

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

In accordance with the Banks’ policies, all loans are presented to the Mortgage Committee or the Credit Committee, as applicable, for approval, and all loans of $10.0 million or more are reported to the respective Boards of Directors. In 2012, 177 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $4.9 billion at origination. In 2011, 145 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance at origination of $5.0 billion.

At December 31, 2012, the largest amount of credit extended to a single borrower was $500.0 million; of this amount, $485.0 million had been funded at that date. The loan was originated by the Community Bank on July 28, 2011 to the owner of a commercial property located in Manhattan, and has been current since that date. The interest rate on the loan was 4.375% at December 31, 2012.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at December 31, 2012:

	At December 31, 2012
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$6,675,788	35.90%	$4,185,351	56.28%	$156,466	39.32%
Brooklyn	3,505,741	18.85	450,314	6.06	87,407	21.97
Bronx	2,403,780	12.93	191,286	2.57	3,308	0.83
Queens	1,987,604	10.69	621,372	8.36	47,561	11.95
Staten Island	123,765	0.66	72,004	0.97	8,598	2.16

Total New York City	$14,696,678	79.03%	$5,520,327	74.24%	$303,340	76.23%

Long Island	380,709	2.05	923,094	12.41	47,989	12.06
Other New York State	507,722	2.73	189,627	2.55	—	—
New Jersey	1,406,035	7.56	455,319	6.12	33,603	8.45
Pennsylvania	650,496	3.50	197,948	2.66	—	—
All other states	954,193	5.13	150,283	2.02	12,985	3.26

Total	$18,595,833	100.00%	$7,436,598	100.00%	$397,917	100.00%

(1)	The majority of our other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Loan Maturity and Repricing Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2012. Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change:

	Non-Covered Loans Held for Investment at December 31, 2012
(in thousands)	Multi- Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Other	Total Loans
Amount due:
Within one year	$941,982	$836,222	$351,132	$31,784	$261,455	$2,422,575
After one year:
One to five years	11,610,810	3,386,838	45,069	46,575	222,856	15,312,148
Over five years	6,043,041	3,213,538	1,716	125,076	155,613	9,538,984

Total due or repricing after one year	17,653,851	6,600,376	46,785	171,651	378,469	24,851,132

Total amounts due or repricing, gross	$18,595,833	$7,436,598	$397,917	$203,435	$639,924	$27,273,707

The following table sets forth, as of December 31, 2012, the dollar amount of all non-covered loans held for investment that are due after December 31, 2013, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2013
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$5,161,455	$12,492,396	$17,653,851
Commercial real estate	2,639,039	3,961,337	6,600,376
Acquisition, development, and construction	46,785	—	46,785
One-to-four family	62,971	108,680	171,651

Total mortgage loans	7,910,250	16,562,413	24,472,663
Other loans	286,413	92,056	378,469

Total loans	$8,196,663	$16,654,469	$24,851,132

Non-Covered Loans Held for Sale

Although one-to-four family loans represented 0.75% of our total loans held for investment, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking business serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans in all 50 states.

In 2012, we originated one-to-four family loans for sale of $10.9 billion, reflecting a year-over-year increase of $3.7 billion, or 51.9%. The increase was primarily attributable to refinancing activity and, to a lesser extent, home purchases, which were driven by the nearly year-long decline in mortgage interest rates. The vast majority of the held-for-sale loans we produced were agency-conforming loans sold to GSEs. To a much lesser extent, we utilized our mortgage banking platform to originate jumbo loans under contract for sale to other financial institutions.

At December 31, 2012 and 2011, the respective balances of one-to-four family loans held for sale were $1.2 billion and $1.0 billion, representing 3.8% and 3.4%, respectively, of total loans at the corresponding dates.

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

Both the agency-conforming and non-conforming (i.e., jumbo) one-to-four family loans we originate for sale require that we make certain representations and warranties with regard to the underwriting, documentation, and legal/regulatory compliance, and we may be required to repurchase a loan or loans if it is found that a breach of the representations and warranties has occurred. In such case, we would be exposed to any subsequent credit loss on the mortgage loans that might or might not be realized in the future.

As governed by our agreements with the GSEs and other third parties to whom we sell loans, the representations and warranties we make relate to several factors, including, but not limited to, the ownership of the loan; the validity of the lien securing the loan; the absence of delinquent taxes or liens against the property securing the loan as of its closing date; the process used to select the loan for inclusion in a transaction; and the loan’s compliance with any applicable criteria, including underwriting standards, loan program guidelines, and compliance with applicable federal, state, and local laws.

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At December 31, 2012 and December 31, 2011, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.3 million and $5.3 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	For the Years Ended December 31,
(in thousands)	2012	2011
Balance, beginning of period	$5,320	$3,537
Provision for repurchase losses:
Loan sales	2,952	1,783
Change in estimates	—	—

Balance, end of period	$8,272	$5,320

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

The following table sets forth our GSE repurchase requests during the periods indicated:

Repurchase Request Activity

	For the Twelve Months Ended December 31,
	2012		2011
(dollars in thousands)	Number of Loans	Amount(1)	Number of Loans	Amount(1)
Balance, beginning of period	8	$1,583	1	$155
New repurchase requests (2)	100	24,443	95	21,913
Successful rebuttal/rescission	(77)	(18,427)	(82)	(18,928)
Indemnifications (3)	(3)	(585)	(5)	(1,392)
Loan repurchases (4)	(8)	(1,941)	(1)	(165)

Balance, end of period (5)	20	$5,073	8	$1,583

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests are from GSEs and relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the eight loans repurchased during the twelve months ended 2012, two were originated through our mortgage banking operation and six were originated by a bank we acquired in 2007.
(5)	Of the twenty period-end requests as of December 31, 2012, all were from Fannie Mae. Effective January 1, 2013, both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond to a request in a timely manner could result in the Company having an obligation to repurchase a loan.

Indemnified and Repurchased Loan Activity

	For the Years Ended December 31,
	2012		2011
(dollars in thousands)	Number of Loans	Amount(1)	Number of Loans	Amount
Balance, beginning of period	5	$1,084	—	$—
Indemnifications	3	585	5	1,392
Repurchases	8	1,941	1	165
Principal payoffs	(4)	(1,082)	(1)	(368)
Principal payments	—	(242)	—	(105)

Balance, end of period (1)	12	$2,286	5	$1,084

(1)	Of the twelve indemnified and repurchased loans, all were performing at December 31, 2012.

Please see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012		2011
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations for Investment:
Multi-family	$5,790,590	29.11%	$5,761,004	35.69%
Commercial real estate	2,401,043	12.07	2,361,541	14.63
Acquisition, development, and construction	153,230	0.77	150,363	0.93
One-to-four family	104,420	0.52	147	0.01

Total mortgage loan originations for investment	8,449,283	42.47	8,273,055	51.26

Other Loan Originations for Investment:
Commercial and industrial	514,250	2.58	705,794	4.37
Other	4,995	0.03	9,416	0.06

Total other loan originations for investment	519,245	2.61	715,210	4.43

Total loan originations for investment	$8,968,528	45.08%	$8,988,265	55.69%
Originations for sale	10,925,837	54.92	7,151,083	44.31

Total loan originations	$19,894,365	100.00%	$16,139,348	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2012:

	At December 31,
	2012			2011			2010			2009			2008
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans
Non-Covered Mortgage Loans:
Multi-family	$18,595,833	58.55	65.30%	$17,430,628	57.49%	65.61%	$16,807,913	57.52%	67.44%	$16,737,721	58.94%	71.59%	$15,728,264	70.85%
Commercial real estate	7,436,598	23.41	26.11	6,855,244	22.61	25.81	5,439,611	18.62	21.83	4,988,649	17.57	21.34	4,553,550	20.51
Acquisition, development, and construction	397,917	1.25	1.40	445,671	1.47	1.68	569,537	1.95	2.29	666,440	2.35	2.85	778,364	3.51
One-to-four family	203,435	0.64	0.71	127,361	0.42	0.48	170,392	0.58	0.68	216,078	0.76	0.92	266,307	1.20

Total non-covered mortgage loans	26,633,783	83.85	93.52	24,858,904	81.99	93.58	22,987,453	78.67	92.24	22,608,888	79.62	96.70	21,326,485	96.07

Non-Covered Other Loans:
Commercial and industrial	590,044	1.86	2.07	599,986	1.98	2.26	641,663	2.20	2.58	653,159	2.30	2.79	713,099	3.21
Other loans	49,880	0.16	0.18	69,907	0.23	0.26	85,559	0.29	0.34	118,445	0.42	0.51	160,340	0.72

Total non-covered other loans	639,924	2.02	2.25	669,893	2.21	2.52	727,222	2.49	2.92	771,604	2.72	3.30	873,439	3.93

Loans held for sale	1,204,370	3.79	4.23	1,036,918	3.42	3.90	1,207,077	4.13	4.84	—	—	—	—	—

Total non-covered loans	$28,478,077		100.00%	$26,565,715	87.62	100.00%	$24,921,752	85.29	100.00%	$23,380,492	82.34	100.00%	$22,199,924	100.00

Covered loans	3,284,061	10.34		3,753,031	12.38		4,297,869	14.71		5,016,100	17.66		—	—

Total loans	$31,762,138	100.00%		$30,318,746	100.00%		$29,219,621	100.00%		$28,396,592	100.00%		$22,199,924	100.00%

Net deferred loan origination costs/(fees)	10,757			4,021			(7,181)			(3,893)			(7,712)
Allowance for losses on non-covered loans	(140,948)			(137,290)			(158,942)			(127,491)			(94,368)
Allowance for losses on covered loans	(51,311)			(33,323)			(11,903)			—			—

Total loans, net	$31,580,636			$30,152,154			$29,041,595			$28,265,208			$22,097,844

Outstanding Loan Commitments

At December 31, 2012, we had outstanding loan commitments of $3.0 billion, a year-over-year increase of $208.5 million. Included in the current year-end amount were commitments to originate loans for investment of $1.4 billion and commitments to originate loans for sale of $1.6 billion, as compared to $1.6 billion and $1.1 billion, respectively, at the prior year-end. Multi-family and CRE loans together represented $946.6 million of held-for-investment loan commitments at December 31, 2012, while ADC loans and other loans represented $103.5 million, and $278.6 million, respectively.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $188.9 million at December 31, 2012, as compared to $172.9 million at December 31, 2011.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

In 2012, the quality of our assets improved from the year-earlier level as our primary markets continued to recover, albeit slowly, from the economic crisis, enabling more of our delinquent borrowers to bring their loans current and facilitating the disposition and sale of certain foreclosed loans and properties.

Specifically, non-performing non-covered loans declined $64.5 million, or 19.8%, year-over-year to $261.3 million at December 31, 2012, representing 0.96% of total non-covered loans at that date. At the prior year-end, non-performing non-covered loans totaled $325.8 million and represented 1.28% of total non-covered loans.

Non-performing multi-family loans accounted for the bulk of this improvement, having declined $41.6 million year-over-year to $163.5 million. Non-performing ADC and CRE loans declined $17.8 million and $11.2 million, respectively, from the balances at December 31, 2011, and non-performing one-to-four family loans declined more modestly. Non-accrual mortgage loans thus declined $71.5 million year-over-year, to $243.4 million, at December 31, 2012. The only offset was a $7.0 million increase in the balance of non-accrual other loans, to $18.0 million, primarily reflecting non-performance in the C&I loan portfolio.

The following table sets forth the changes in non-performing loans for the twelve months ended December 31, 2012:

(in thousands)
Balance at December 31, 2011	$325,815
New non-accrual in the period	128,495
Charge-offs	(21,311)
Transferred to other real estate owned	(17,108)
Loan payoffs, including dispositions and principal amortization	(125,492)
Restored to performing status	(29,069)

Balance at December 31, 2012	$261,330

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2012 and 2011, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

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

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee, the Credit Committee, and the Boards of Directors of the Banks. In accordance with our charge-off policy, non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

At December 31, 2012, OREO totaled $29.3 million, reflecting a year-over-year reduction of $55.3 million, or 65.4%. As a result, the balance of non-performing assets improved to $290.6 million at December 31, 2012 from $410.4 million at December 31, 2011, a year-over-year reduction of 29.2%. Non-performing non-covered assets thus represented 0.71% and 1.07% of total non-covered assets at December 31, 2012 and 2011, respectively.

The improvement in asset quality also was reflected in the improvement in loans 30 to 89 days past due at December 31, 2012. Loans 30-89 days past due totaled $27.6 million at that date, in contrast to $111.7 million at December 31, 2011, primarily reflecting a $52.1 million decline in CRE loans 30 to 89 days past due to $1.7 million and a $26.8 million decline in multi-family loans 30 to 89 days past due to $19.9 million. In addition, the balance of 30-to-89 days past due ADC loans fell $5.3 million year-over-year, to $1.2 million, while one-to-four family loans 30 to 89 days past due declined a more modest amount.

The reductions in loans 30 to 89 days past due were due to the migration of certain loans to non-accrual status, certain other loans being brought current, and the general improvement in the local economy. Reflecting the improvement in non-performing loans and the improvement in loans 30 to 89 days delinquent, total delinquencies declined $203.8 million, or 39.0%, year-over-year to $318.2 million at December 31, 2012.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval by management and the Mortgage or Credit Committee, as applicable. A member of the Mortgage or Credit Committee participates in inspections on multi-family loans to be originated in excess of $4.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on CRE loans to be originated in excess of $2.5 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on collateral properties. When the amount of the loan exceeds $5.0 million, a second independent appraisal is performed.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination were below those amounts at December 31, 2012. Exceptions to these LTV limitations are reviewed on a case-by-case basis, and require the approval of the Mortgage or Credit Committee, as applicable.

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

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will consider a repayment schedule to avoid taking such action. Delinquencies are addressed by our Loan Workout Unit and every effort is made to collect rather than initiate foreclosure proceedings.

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

While we strive to originate loans that will perform fully, changes in the economy and market conditions, among other factors, can adversely impact a borrower’s ability to repay. In 2012, net charge-offs declined $59.3 million, or 58.9%, year-over-year, to $41.3 million; during this time, the ratio of net charge-offs to average loans improved to 0.13% from 0.35%. In 2012, multi-family loans represented $26.4 million of total net charge-offs, while CRE, ADC, and other loans represented $4.9 million, $6.0 million, and $4.0 million, respectively.

Reflecting the $45.0 million provision for losses on non-covered loans recorded in 2012 and the year’s net charge-offs, our allowance for losses on non-covered loans rose to $140.9 million at the end of December from $137.3 million at the prior year-end. The respective balances were equivalent to 53.93% and 42.14% of non-performing non-covered loans.

Although our asset quality improved in 2012, the allowance for losses on non-covered loans was modestly increased to a level deemed sufficient to cover losses inherent in the loan portfolio. Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, at December 31, 2012, ADC loans, other loans, and one-to-four family loans represented 1.46%, 2.34%, and 0.75%, respectively, of total non-covered loans held for investment, as compared to 1.75%, 2.62%, and 0.50%, respectively, at the prior year-end. At the current year-end, 3.04%, 2.81%, and 5.38% of ADC loans, other loans, and one-to-four family loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.96% of total non-covered loans at December 31, 2012; the ratio of net charge-offs to average loans for the twelve months ended at that date was 0.13%.

The following tables present the number and amount of non-accrual CRE and multi-family loans by originating bank at December 31, 2012 and December 31, 2011:

As of December 31, 2012	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	73	$162,513	37	$45,418
New York Commercial Bank	2	947	8	11,445

Total for New York Community Bancorp	75	$163,460	45	$56,863

As of December 31, 2011	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	85	$204,116	49	$58,437
New York Commercial Bank	2	948	6	9,595

Total for New York Community Bancorp	87	$205,064	55	$68,032

The following table presents information about our five largest non-performing loans at December 31, 2012, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	Multi-Family	C&I	C&I	CRE
Origination Date	6/29/05	6/30/04	11/30/05	12/17/04	09/11/08
Origination Balance	$41,116,000	$11,250,000	$16,360,000	$8,176,198	$6,300,000
Full Commitment Balance	$45,531,750	$11,250,000	$16,360,000	$8,176,198	$6,300,000
Balance at December 31, 2012	$41,636,000	$ 9,371,972	$7,137,625	$7,100,777	$6,197,016
Associated Allowance	None	$7,160	$1,199,000	None	None
Non-Accrual Date	February 2009	December 2012	September 2012	September 2012	May 2010
Origination LTV Ratio	76%	75%	N/A	39%	75%
Current LTV Ratio	78%	95%	N/A	24%	69%
Last Appraisal	August 2012	October 2012	N/A	March 2012	April 2012

The following is a description of the five loans identified in the preceding table:

No. 1 -	The borrower is an owner of real estate throughout the nation, and is based in New Jersey. This loan is collateralized by a complex of four multi-family buildings containing 672 residential and four commercial units in Washington, D.C. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 2 -	The borrower is an owner of real estate and is based in Florida. This loan is collateralized by a multi-family complex containing 248 residential units in Daytona, Florida. An allocation of $7,160 for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 3 -	The borrower is an owner and operator of fuel terminals and distribution centers and is based in New York. This loan is collateralized by accounts receivable, inventory, and intangible assets. An allocation of $1,199,000 for the allowance for losses on non-covered loans was deemed necessary, as determined by an internally calculated value using an estimated liquidation schedule in accordance with ASC 310-10/40.

No. 4 -	The borrower is an owner and operator of fuel terminals and distribution centers and is based in New York. This loan is collateralized by a fuel storage facility containing several small industrial buildings in Brooklyn, New York. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 5 -	The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 11,000-square foot commercial building with excess development rights in Manhattan. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions and extension of maturity dates, as well as forbearance agreements. As of December 31, 2012, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $239.2 million; loans in connection with which forbearance agreements were reached amounted to $21.1 million. At December 31, 2012, the Company had success rates for multi-family, CRE, and all other loans (including ADC loans) of 77%, 91%, and 100%, respectively.

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

Loans modified as TDRs totaled $260.3 million at December 31, 2012, including accruing loans of $105.0 million and non-accrual loans of $155.3 million.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of December 31, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$66,092	$114,556	$180,648
Commercial real estate	37,457	39,127	76,584
Acquisition, development, and construction	—	510	510
Commercial and industrial	1,463	—	1,463
One-to-four family	—	1,101	1,101

Total	$105,012	$155,294	$260,306

The following table presents information regarding our TDRs as of December 31, 2011:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$60,454	$166,248	$226,702
Commercial real estate	3,389	39,054	42,443
Acquisition, development, and construction	—	15,886	15,886
Commercial and industrial	—	667	667
One-to-four family	—	1,411	1,411

Total	$63,843	$223,266	$287,109

The following table sets forth the changes in TDRs for the twelve months ended December 31, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2011	$63,843	$223,266	$287,109
New loans	53,065	11,134	64,199
Charge-offs	—	(14,675)	(14,675)
Transferred to other real estate owned	—	(261)	(261)
Loan payoffs, including dispositions and principal amortization	(10,847)	(53,437)	(64,284)
Loans transferred to accruing troubled debt restructurings	—	(10,733)	(10,733)
Loans transferred to non-accrual troubled debt restructurings	(1,049)	—	(1,049)

Balance at December 31, 2012	$105,012	$155,294	$260,306

The year-over-year increase in accruing loans reflected in the preceding table was primarily attributable to a single CRE loan in the amount of $35.2 million that was placed on accruing TDR status in the second quarter of 2012.

On a limited basis, we may lend additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2012, the number and amounts of such additions were immaterial. In addition, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities in the event of non-payment of the restructured loan.

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2012 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2012. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

	At December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$137,290	$158,942	$127,491	$94,368	$92,794
Provision for losses on non-covered loans	45,000	79,000	91,000	63,000	7,700
Charge-offs:
Multi-family	(27,939)	(71,187)	(27,042)	(15,261)	(175)
Commercial real estate	(5,046)	(11,900)	(3,359)	(530)	(16)
Acquisition, development, and construction	(5,974)	(9,153)	(9,884)	(5,990)	(2,517)
One-to-four family	(574)	(1,208)	(931)	(322)	—
Other loans	(6,685)	(12,462)	(19,569)	(7,828)	(3,460)

Total charge-offs	(46,218)	(105,910)	(60,785)	(29,931)	(6,168)
Recoveries	4,876	5,258	1,236	54	42

Net charge-offs	(41,342)	(100,652)	(59,549)	(29,877)	(6,126)

Balance at end of year	$140,948	$137,290	$158,942	$127,491	$94,368

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$163,460	$205,064	$327,892	$393,113	$53,153
Commercial real estate	56,863	68,032	162,400	70,618	12,785
Acquisition, development, and construction	12,091	29,886	91,850	79,228	24,839
One-to-four family	10,945	11,907	17,813	14,171	11,155

Total non-accrual non-covered mortgage loans	243,359	314,889	599,955	557,130	101,932
Other non-accrual non-covered loans	17,971	10,926	24,476	20,938	11,765
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$261,330	$325,815	$624,431	$578,068	$113,697
Other real estate owned (2)	29,300	84,567	28,066	15,205	1,107

Total non-performing non-covered assets	$290,630	$410,382	$652,497	$593,273	$114,804

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.96%	1.28%	2.63%	2.47%	0.51%
Non-performing non-covered assets to total non-covered assets	0.71	1.07	1.77	1.41	0.35
Allowance for losses on non-covered loans to non-performing non-covered loans	53.93	42.14	25.45	22.05	83.00
Allowance for losses on non-covered loans to total non-covered loans	0.52	0.54	0.67	0.55	0.43
Net charge-offs during the period to average loans outstanding during the period	0.13	0.35	0.21	0.13	0.03

Loans 30-89 Days Past Due:
Multi-family	$19,945	$46,702	$121,188	$155,790	$37,266
Commercial real estate	1,679	53,798	8,207	42,324	29,090
Acquisition, development, and construction	1,178	6,520	5,194	48,838	21,380
One-to-four family	2,645	2,712	5,723	5,019	4,885
Other loans	2,138	1,925	10,728	21,036	10,170

Total loans 30-89 days past due (3)	$27,585	$111,657	$151,040	$273,007	$102,791

(1)	The December 31, 2012, 2011, 2010, and 2009 amounts exclude loans 90 days or more past due of $312.6 million, $347.4 million, $360.8 million, and $56.2 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The December 31, 2012, 2011, and 2010 amounts exclude OREO totaling $45.1 million, $71.4 million, and $62.4 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	The December 31, 2012, 2011, 2010, and 2009 amounts exclude loans 30 to 89 days past due of $81.2 million, $112.0 million, $130.5 million, and $110.1 million, respectively, that are covered by FDIC loss sharing agreements.

Summary of the Allowance for Losses on Non-Covered Loans

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans at each year-end in the five years ended December 31, 2012. At December 31, 2008, all of our loans were non-covered loans.

	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans
Multi-family loans	$79,618	68.18%	$66,745	68.28%	$75,314	70.88%	$75,567	71.59%	$43,908	70.85%
Commercial real estate loans	38,426	27.27	43,262	26.85	42,145	22.94	32,079	21.34	29,622	20.51
Acquisition, development, and construction loans	8,418	1.46	11,016	1.75	20,302	2.40	8,276	2.85	10,289	3.51
One-to-four family loans	1,519	0.75	972	0.50	1,190	0.72	1,530	0.92	1,685	1.20
Other loans	12,967	2.34	15,295	2.62	19,991	3.06	10,039	3.30	8,864	3.93

Total loans	$140,948	100.00%	$137,290	100.00%	$158,942	100.00%	$127,491	100.00%	$94,368	100.00%

The preceding allocation is based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the allowance for losses on non-covered loans allocated to each non-covered loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire non-covered loan portfolio.

Covered Loans and Covered Other Real Estate Owned

The credit risk associated with the assets acquired in our AmTrust and Desert Hills transactions has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC agreed to reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions, and to reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond that threshold. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to other loans and OREO, the FDIC will reimburse us for losses for a five-year period from the date of acquisition; the period for sharing in recoveries on other loans and OREO extends for a period of eight years.

We consider our covered loans to be performing due to the application of the yield accretion method under ASC 310-30, which allows us to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills were no longer classified as non-performing at the respective dates of acquisition because we believed at that time that we would fully collect the new carrying value of those loans. The new carrying value represents the contractual balance, reduced by the portion expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if a loan is contractually past due.

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized. In 2012, indemnification income of $14.4 million was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. This benefit partially offset a provision for losses on covered loans of $18.0 million.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In 2012, we recorded net amortization of $2.1 million and in 2011 we recorded net accretion of $24.0 million. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improves, thus reducing the amounts receivable from the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the twelve months ended December 31, 2012, we received FDIC reimbursements of $141.0 million, as compared to $160.5 million in the prior year.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at December 31, 2012 and December 31, 2011, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Year Ended December 31, 2012	At or For the Year Ended December 31, 2011
Covered Loans 90 Days or More Past Due:
Multi-family	$—	$161
Commercial real estate	2,501	8,599
Acquisition, development, and construction	1,249	5,082
One-to-four family	297,265	314,821
Other	11,558	18,779

Total covered loans 90 days or more past due	312,573	347,442
Covered other real estate owned	45,115	71,400

Total covered non-performing assets	$357,688	$418,842

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$163,460	$205,225
Commercial real estate	59,364	76,631
Acquisition, development, and construction	13,340	34,968
One-to-four family	308,210	326,728
Other	29,529	29,705

Total non-performing loans	573,903	673,257
Other real estate owned	74,415	155,967

Total non-performing assets (including covered assets)	$648,318	$829,224

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	1.88%	2.30%
Total non-performing assets to total assets	1.47	1.97
Allowance for loan losses to non-performing loans	33.50	25.34
Allowance for loan losses to total loans	0.63	0.58

Covered Loans 30-89 Days Past Due:
Multi-family	$517	$—
Commercial real estate	137	1,054
Acquisition, development, and construction	463	272
One-to-four family	75,129	103,495
Other loans	4,940	7,168

Total covered loans 30-89 days past due	$81,186	$111,989

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$20,462	$46,702
Commercial real estate	1,816	54,852
Acquisition, development, and construction	1,641	6,792
One-to-four family	77,774	106,207
Other loans	7,078	9,093

Total loans 30-89 days past due (including covered loans)	$108,771	$223,646

Geographical Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at December 31, 2012:

(in thousands)
New York	$172,233
Florida	118,807
New Jersey	51,656
Washington, D.C.	41,865
California	31,966
Connecticut	21,654
Arizona	19,162
Ohio	19,004
Nevada	15,435
Massachusetts	13,827
All other states	68,294

Total non-performing loans	$573,903

Securities

At December 31, 2012, securities represented $4.9 billion, or 11.1%, of total assets, as compared to $4.5 billion, or 10.8%, of total assets at the prior year-end.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At December 31, 2012 and 2011, GSE obligations represented 91.3% and 93.7%, respectively, of total securities. The remainder of the portfolio was comprised of private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investment securities that are backed by subprime or Alt-A loans.

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

Securities that management intends to hold for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. At December 31, 2012, available-for-sale securities represented $429.3 million, or 8.7%, of total securities, down from $724.7 million, or 16.0%, at the prior year-end. Included in the respective year-end amounts were mortgage-related securities of $177.3 million and $192.0 million, and other securities of $252.0 million and $532.7 million, respectively.

Primarily reflecting calls of agency debentures that occurred in 2012, the estimated weighted average life of the available-for-sale securities portfolio rose to 9.4 years at December 31, 2012 from 3.0 years at December 31, 2011. Held-to-maturity securities, which are securities that management has the positive intent to hold to maturity, represented $4.5 billion, or 91.3% of total securities at December 31, 2012, as compared to $3.8 billion, or 84.0%, of total securities at the prior year-end. At the current year-end, the fair value of securities held to maturity represented 104.94% of their carrying value, as compared to 103.94% at December 31, 2011. Mortgage-related securities accounted for $3.2 billion and $3.0 billion of securities held to maturity at the end of December 2012 and 2011, while other securities represented $1.3 billion and $819.6 million at the respective year-ends. Included in the year-end 2012 and 2011 amounts were GSE obligations of $4.3 billion and $3.6 billion; capital trust notes of $109.9 million and $131.6 million; and corporate bonds of $72.5 million and $54.8 million, respectively. The estimated weighted average lives of the held-to-maturity securities portfolio were 4.6 years and 4.7 years at the corresponding dates.

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

At December 31, 2012, the Community Bank held $458.8 million of FHLB stock, including $433.6 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $2.1 million of stock in the FHLB-San Francisco. The Commercial Bank had $10.3 million of FHLB stock at December 31, 2012, all of which was with the FHLB-NY. FHLB stock continued to be valued at par, with no impairment required, at that date.

In 2012 and 2011, dividends from the FHLB to the Community Bank totaled $19.9 million and $19.5 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $387,000 and $374,000, respectively, in the corresponding years.

Bank-Owned Life Insurance

At December 31, 2012, our investment in bank-owned life insurance (“BOLI”) was $867.3 million, as compared to $769.0 million at December 31, 2011. The increase reflects the purchase of additional BOLI totaling $80.0 million in the fourth quarter, and the rise in the cash surrender value of the underlying policies over the course of the year.

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills acquisitions, we recorded FDIC loss share receivables of $566.5 million and $695.2 million, respectively, at December 31, 2012 and 2011. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and core deposit intangibles (“CDI”) in our Consolidated Statements of Condition in connection with our various business combinations.

Goodwill totaled $2.4 billion at both December 31, 2012 and 2011. Reflecting amortization, CDI declined $19.6 million year-over-year, to $32.0 million.

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

Loan repayments and sales totaled $18.5 billion in 2012, as compared to $15.0 billion in 2011. Repayments and sales accounted for $7.7 billion and $10.8 billion, respectively, of the 2012 total and for $7.7 billion and $7.3 billion, respectively, of the year-earlier amount. The increase in cash flows from sales is indicative of the aforementioned increase in the production of one-to-four family loans for sale during the year.

In 2012, cash flows from the repayment and sale of securities respectively totaled $2.9 billion and $822.6 million, while purchases of securities totaled $4.1 billion over the course of the year. In 2011, the cash flows from the repayment and sale of securities totaled $3.0 billion and $1.1 billion, respectively, and were partially offset by purchases of securities totaling $3.9 billion.

Consistent with our business model, the cash flows from loans and securities were primarily deployed into loan production and, to a much lesser extent, the purchase of GSE obligations and other securities.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. There are times we may choose not to compete aggressively for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund our loan demand.

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

Deposits rose from $22.3 billion at December 31, 2011 to $24.9 billion at December 31, 2012. While some of the growth in deposits was organic in nature, the increase also reflects deposits assumed in the aforementioned transaction with Aurora Bank. At the time of the transaction, we acquired $2.2 billion of deposits, including $1.4 billion of brokered CDs, $766.7 million of retail CDs, and $11.3 million of retail money market accounts. At December 31, 2012, the Aurora Bank transaction accounted for $1.3 billion of total deposits, including brokered CDs of $793.8 million. We had no brokered CDs at the prior year-end.

CDs rose $1.7 billion year-over-year, to $9.1 billion, representing 36.7% of total deposits at December 31, 2012. NOW and money market accounts represented $8.8 billion of total deposits at that date, reflecting a modest year-over-year increase, while savings accounts and non-interest-bearing deposits rose more meaningfully. At December 31, 2012, savings accounts and non-interest-bearing deposits respectively totaled $4.2 billion and $2.8 billion, reflecting year-over-year increases of $260.1 million and $517.5 million.

Included in the year-end balances of money market accounts and non-interest-bearing deposits were brokered deposits of $3.7 billion and $189.2 million, as compared to $3.8 billion and $61.6 million, respectively, at December 31, 2011.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased); junior subordinated debentures; and other borrowings (consisting of preferred stock of subsidiaries and senior notes). At December 31, 2012, borrowed funds totaled $13.4 billion, reflecting a $530.2 million reduction from the year-earlier amount.

Wholesale Borrowings

Wholesale borrowings declined $371.2 million year-over-year, to $13.1 billion, representing 29.6% of total assets at December 31, 2012. FHLB advances accounted for $8.8 billion of the year-end 2012 total, and were down $471.2 million from the year-earlier amount. In addition to FHLB-NY advances, the year-end 2012 balance included FHLB-Cincinnati advances of $602.4 million that were acquired in the AmTrust acquisition in December 2009.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at December 31, 2012 were repurchase agreements of $4.1 billion, consistent with the balance at the prior year-end. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

In late December 2012, we began the process of repositioning certain wholesale borrowings. Reflecting the repositioning and the redemption of certain trust preferred securities at the end of December, we reduced the weighted average interest rate on $6.0 billion of borrowed funds by 117 basis points, and extended the weighted average call and maturity dates by approximately four years. At December 31, 2012, $8.0 billion of our wholesale borrowings were callable in 2013, including $2.4 billion that were subsequently repositioned in January 2013. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Junior Subordinated Debentures

Reflecting the redemption of certain trust preferred securities in the fourth quarter, as mentioned, junior subordinated debentures declined $69.0 million from the balance at December 31, 2011 to $357.9 million at December 31, 2012.

Other Borrowings

Other borrowings declined from $94.3 million at December 31, 2011 to $4.3 million at December 31, 2012. The reduction reflects the maturity of fixed rate senior notes that had been issued in 2008 under the Temporary Liquidity Guarantee Program on June 22, 2012.

Please see Note 7, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, junior subordinated debentures, and other borrowings.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.4 billion and $2.0 billion, respectively, at December 31, 2012 and 2011. In 2012, as in the prior year, our portfolios of loans and securities were meaningful sources of liquidity, with cash flows from the repayment and sale of loans totaling $18.5 billion and cash flows from the repayment and sale of securities totaling $3.7 billion.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2012, our available borrowing capacity with the FHLB-NY was $5.8 billion. In addition, the Community Bank and the Commercial Bank had $426.6 million in available-for-sale securities, combined, at that date.

Furthermore, in the fourth quarter of 2012, the Community Bank entered into an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that will enable it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans to collateralize any funds it may borrow. While the Community Bank had not yet borrowed any funds from the FRB-NY at the end of December, the maximum amount it could borrow at that date was $166.0 million.

Our primary investing activity is loan production, and in 2012, the volume of loans originated for sale and for investment totaled $19.9 billion. During this time, the net cash used in investing activities totaled $1.7 billion. Our financing activities provided net cash of $1.6 billion and our operating activities provided net cash of $576.0 million.

CDs due to mature in one year or less from December 31, 2012 totaled $5.6 billion, representing 61.2% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

On a stand-alone basis, the Company (the “Parent Company”) is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Parent Company is not required to obtain prior Federal Reserve approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks, where the dividend declared for a period is not supported by earnings for that period, or where the Company plans to declare an increase in its dividend.

The Parent Company’s ability to pay dividends may depend, in part, upon dividends it receives from the Banks. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the Federal Reserve, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2012, the Banks paid dividends totaling $485.0 million to the Parent Company, leaving $301.8 million that they could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2012 included $113.7 million in cash and cash equivalents and $2.7 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “deposits” and “borrowed funds,” respectively. At December 31, 2012, we had CDs of $9.1 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $12.2 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $135.5 million at December 31, 2012.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations:

(in thousands)	Certificates of Deposit	Long-Term Debt(1)	Operating Leases	Total
One year or less	$5,581,619	$785,265	$24,701	$6,391,585
One to three years	2,865,483	804,565	40,153	3,710,201
Three to five years	619,671	3,918,517	30,060	4,568,248
More than five years	54,141	6,671,844	40,547	6,766,532

Total	$9,120,914	$12,180,191	$135,461	$21,436,566

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, and preferred stock of subsidiaries.

At December 31, 2012, we had contractual obligations to purchase $22.4 million of GSE securities. We also had commitments to extend credit in the form of mortgage and other loan originations. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

At December 31, 2012, commitments to originate mortgage loans totaled $2.7 billion, including $1.6 billion of one-to-four family loans held for sale. Commitments to originate other loans totaled $278.6 million, including unadvanced lines of credit. The majority of our loan commitments were expected to be funded within 90 days of year-end. We also had off-balance sheet commitments to issue commercial, performance, and financial stand-by letters of credit of $132.3 million, $13.1 million, and $43.5 million, respectively.

The following table sets forth our off-balance sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2012:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$946,630
Acquisition, development, and construction	103,534
One-to-four family held for sale	1,622,463

Total mortgage loan commitments	$2,672,627
Other loan commitments	278,644

Total loan commitments	$2,951,271
Commercial, performance, and financial stand-by letters of credit	188,933

Total commitments	$3,140,204

Based upon the current strength of our liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operation, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At December 31, 2012, we held derivative financial instruments with a notional value of $5.8 billion. (Please see Note 14, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our use of such financial instruments.)

Capital Position

Notwithstanding the distribution of cash dividends totaling $438.5 million, our stockholders’ equity rose $90.6 million year-over-year, to $5.7 billion, and our tangible stockholders’ equity rose $110.2 million to $3.2 billion, at December 31, 2012. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

At December 31, 2012, stockholders’ equity represented 12.81% of total assets and a book value per share of $12.88. At the prior year-end, stockholders’ equity represented 13.24% of total assets and a book value per share of $12.73. Our calculations of book value per share are based on the number of shares outstanding at the end of each December: 439,050,966 shares at December 31, 2012 and 437,344,796 shares at December 31, 2011. (Please see the definition of book value per share that appears in the Glossary earlier in this report.)

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At December 31, 2012, we recorded goodwill of $2.4 billion, consistent with the balance at the prior year-end. CDI totaled $32.0 million at the end of this December, reflecting a $19.6 million reduction from the balance at December 31, 2011.

At December 31, 2012, tangible stockholders’ equity represented 7.65% of tangible assets and a tangible book value per share of $7.26. By comparison, tangible stockholders’ equity represented 7.78% of tangible assets and a tangible book value per share of $7.04 at December 31, 2011. Excluding AOCL from the calculations, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.79% at December 31, 2012 and 7.95% at the prior year-end. (Please see the discussion and reconciliations of our GAAP and non-GAAP capital measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

AOCL fell $10.2 million year-over-year, to $61.7 million, as the net unrealized gain on available-for-sale securities rose $11.3 million year-over-year, to $12.6 million, far exceeding the impact of a $1.2 million increase in the net unrealized loss on pension and post-retirement obligations, net of tax.

At December 31, 2012, our capital measures continued to exceed the minimum federal requirements for a bank holding company, as reflected in the following table. The table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis at December 31, 2012 and 2011, as well as the respective minimum regulatory capital requirements:

Regulatory Capital Analysis

At December 31, 2012	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,800,221	14.11%	8.00%
Tier 1 risk-based capital	3,605,671	13.38	4.00
Leverage capital	3,605,671	8.84	4.00

At December 31, 2011	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,750,915	14.23%	8.00%
Tier 1 risk-based capital	3,580,302	13.59	4.00
Leverage capital	3,580,302	9.09	4.00

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at December 31, 2012, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 17, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

Basel III Proposal

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Banks, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they did not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

We believe that, as of December 31, 2012, the Company, the Community Bank, and the Commercial Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

RESULTS OF OPERATIONS: 2012 and 2011

Earnings Summary

In 2012, our earnings rose $21.1 million year-over-year, to $501.1 million, equivalent to a $0.04 increase in diluted earnings per share to $1.13. The increase was primarily due to a $98.0 million, or 121.4%, rise in mortgage banking income to $178.6 million, which more than offset the impact of a $40.4 million, or 3.4%, decline in net interest income to $1.2 billion and a $12.7 million, or 2.1%, increase in non-interest expense to $613.5 million.

The increase in mortgage banking income was attributable to the decline in mortgage interest rates from the levels in 2011, which triggered a significant increase in the production of one-to-four family loans for sale through most of 2012. At the same time, the decline in market interest rates was largely responsible for the decline in net interest income, as our balance sheet was replenished with assets that featured lower yields. Reflecting the increase in refinancing activity in our multi-family market, prepayment penalty income contributed a record $120.4 million to our 2012 net interest income, tempering the impact of the decline in asset yields.

Partly reflecting the aforementioned improvement in the quality of our assets, we also reduced our provision for losses on non-covered loans from $79.0 million in 2011 to $45.0 million in 2012. In addition, the provision for losses on covered loans fell $3.4 million year-over-year, to $18.0 million. In connection with the latter decline, we recorded FDIC indemnification income of $14.4 million in non-interest income, down $3.2 million from the year-earlier amount.

Primarily reflecting the increase in mortgage banking income, non-interest income rose from $235.3 million in 2011 to $297.4 million in 2012. In addition to the decline in FDIC indemnification income, the benefit of the increase in mortgage banking income was tempered by a $4.1 million decline in the combined total of fee income, BOLI income, and other income to $104.6 million; a $34.6 million decline in net securities gains to $2.0 million; and a $2.3 million loss on the redemption of trust preferred securities in the fourth quarter of the year.

Reflecting these factors, and others discussed in the following pages, pre-tax income rose $46.3 million year-over-year to $780.9 million, and the effective tax rate rose from 34.7% in 2011 to 35.8% in 2012.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target fed funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. The target fed funds rate has been maintained at a range of zero to 0.25% since the fourth quarter of 2008.

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates.

Net interest income is also influenced by the level of prepayment penalty income generated, primarily in connection with the prepayment of our multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and other interest-earning assets, and therefore, in our interest rate spread and net interest margin.

In 2012, we generated net interest income of $1.2 billion, which was $40.4 million, or 3.4%, less than the year-earlier amount. While interest expense declined $35.2 million year-over-year, to $631.1 million, the benefit was exceeded by the impact of a $75.6 million decrease in interest income to $1.8 billion. Similarly, our net interest margin declined to 3.21% in 2012 from 3.46% in 2011, as a 16-basis point decline in the average cost of interest-bearing liabilities was exceeded by a 42-basis point decline in the average yield on our interest-earning assets, as further discussed below.

The following factors contributed to the changes in net interest income and margin in the twelve months ended December 31, 2012:

•

The five- and ten-year Constant Maturity Treasury (“CMT”) rates averaged 1.52% and 2.78% in the twelve months ended December 31, 2011, and declined to 0.76% and 1.80%, respectively, in 2012. The result was an increase in refinancing activity and property transactions in the markets for our multi-family and CRE loans. Although prepayment penalty income rose dramatically as refinancing activity increased, our balance sheet was replenished with loans that featured lower yields. The average yield on loans declined to 5.17% in 2012 from 5.64% in 2011, and the average yield on interest-earning assets fell to 4.96% from 5.38%.

•	The reduction in interest-earning asset yields was substantially tempered by a $33.8 million, or 35.0%, increase in prepayment penalty income to $120.4 million in 2012.

•	In addition, prepayment penalty income added 33 basis points to our net interest margin, as compared to 25 basis points in the prior year.

•

The year-over-year declines in our net interest income and margin were also tempered by a $1.4 billion increase in the average balance of interest-earning assets to $36.1 billion, including a $1.8 billion increase in the average balance of loans to $30.9 billion.

•

In addition, the year-over-year decline in our net interest income and margin were tempered by a 16-basis point decline in the average cost of our interest-bearing liabilities to 1.85%, even as the average balance of such funds rose $954.4 million to $34.1 billion. The degree to which we reduced our average cost of funds was partially due to the payment received from Aurora Bank for assuming their deposits, as well as the downward repricing of our own depository accounts.

It should be noted that the level of prepayment penalty income recorded in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on such external factors as current market conditions, including real estate values, and the perceived or actual direction of market interest rates. In addition, while a decline in market interest rates may trigger an increase in refinancing and, therefore, prepayment penalty income, so too may an increase in market interest rates. It is not unusual for borrowers to lock in lower interest rates when they expect, or see, that market interest rates are rising rather than risk refinancing later at a still higher interest rate.

Furthermore, the level of prepayment penalty income recorded when a loan prepays is a function of the remaining principal balance as well as the number of years remaining on the loan. The number of years dictates the number of prepayment penalty points that are charged on the remaining principal balance, based on a sliding scale of five percentage points to one, as discussed under “Multi-Family Loans” and “Commercial Real Estate Loans” earlier in this report. Among the loans prepaying in 2012 were two loans to a single borrower totaling $545.5 million; the prepayment of these loans accounted for $17.9 million of the prepayment penalty income recorded in 2012.

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

	For the Years Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$30,906,145	$1,597,504	5.17%	$29,079,468	$1,638,651	5.64%	$28,735,155	$1,669,871	5.81%
Securities and money market investments (2)(3)	5,210,297	193,597	3.72	5,608,502	228,013	4.07	5,437,610	243,923	4.49

Total interest-earning assets	36,116,442	1,791,101	4.96	34,687,970	1,866,664	5.38	34,172,765	1,913,794	5.60
Non-interest-earning assets	6,377,013			6,443,040			7,670,848

Total assets	$42,493,455			$41,131,010			$41,843,613

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$8,833,412	$36,609	0.41%	$8,641,022	$39,285	0.45%	$8,210,197	$56,991	0.69%
Savings accounts	4,089,019	13,677	0.33	3,946,965	15,488	0.39	3,883,327	20,833	0.54
Certificates of deposit	8,405,143	93,880	1.12	7,420,397	102,400	1.38	8,575,238	138,716	1.62

Total interest-bearing deposits	21,327,574	144,166	0.68	20,008,384	157,173	0.79	20,668,762	216,540	1.05
Borrowed funds	12,771,311	486,914	3.81	13,136,067	509,070	3.88	13,535,790	517,291	3.82

Total interest-bearing liabilities	34,098,885	631,080	1.85	33,144,451	666,243	2.01	34,204,552	733,831	2.15
Non-interest-bearing deposits	2,575,841			2,222,280			1,914,842
Other liabilities	287,674			262,640			331,914

Total liabilities	36,962,400			35,629,371			36,451,308
Stockholders’ equity	5,531,055			5,501,639			5,392,305

Total liabilities and stockholders’ equity	$42,493,455			$41,131,010			$41,843,613

Net interest income/interest rate spread		$1,160,021	3.11%		$1,200,421	3.37%		$1,179,963	3.45%

Net interest margin			3.21%			3.46%			3.45%

Ratio of interest-earning assets to interest-bearing liabilities			1.06x			1.05x			1.00x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

	Year Ended December 31, 2012 Compared to Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$129,798	$(170,945)	$(41,147)	$20,405	$(51,625)	$(31,220)
Securities and money market investments	(15,559)	(18,857)	(34,416)	8,028	(23,938)	(15,910)

Total	114,239	(189,802)	(75,563)	28,433	(75,563)	(47,130)

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$901	$(3,577)	$(2,676)	$3,176	$(20,882)	$(17,706)
Savings accounts	584	(2,395)	(1,811)	347	(5,692)	(5,345)
Certificates of deposit	19,526	(28,046)	(8,520)	(17,369)	(18,947)	(36,316)
Borrowed funds	(13,991)	(8,165)	(22,156)	(15,686)	7,465	(8,221)

Total	7,020	(42,183)	(35,163)	(29,532)	(38,056)	(67,588)

Change in net interest income	$107,219	$(147,619)	$(40,400)	$57,965	$(37,507)	$20,458

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

As a result of management’s assessment of these factors, including the year-over-year decline in non-performing non-covered loans and assets, we reduced our provision for losses on non-covered loans from $79.0 million in 2011 to $45.0 million in 2012. Nonetheless, the allowance for losses on non-covered loans rose $3.7 million year-over-year, to $140.9 million, as the $34.0 million reduction in the provision for non-covered loan losses occurred in tandem with a $59.3 million decrease in net charge-offs to $41.3 million.

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

Primarily reflecting a recovery of $3.3 million in the fourth quarter, the provision for losses on covered loans fell $3.4 million year-over-year to $18.0 million in the twelve months ended December 31, 2012.

For additional information about our provisions for loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

Non-interest income rose $62.0 million, or 26.4%, from the level recorded in 2011 to $297.4 million in 2012. The non-interest income we produce stems from several sources, some of which are recurring and some of which are not.

Our primary source of non-interest income is mortgage banking income, which includes income from the origination of one-to-four family loans for sale, and income from the servicing of these and other one-to-four family loans. In 2012, mortgage banking income accounted for $178.6 million of total non-interest income, and exceeded the year-earlier level by $98.0 million or 121.4%. The increase was largely due to the rise in income from originations, as the low level of mortgage interest rates encouraged a high level of refinancing activity and home purchases through most of the year. While income from originations rose $113.1 million year-over-year to $193.2 million, we also recorded a servicing loss of $14.6 million in 2012. By comparison, income from originations totaled $80.2 million in 2011, and was complemented by servicing income of $517,000. The servicing loss in 2012 reflects a decrease in the fair value of MSRs due to the accelerated refinancing of residential mortgage loans noted in the “Loans Held for Sale” discussion, and was partially offset by a gain on derivatives and servicing fee income.

Our other recurring sources of non-interest income are fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; and other income, which is derived from various sources, including the sale of third-party investment products in our branches, and the revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc., an investment advisory firm. In 2012, the non-interest income produced by fee income, BOLI income, and other income together totaled $104.6 million, reflecting a $4.1 million decline from the year-earlier amount.

We also generated non-interest income in the form of net securities gains and FDIC indemnification income, which fell from $36.6 million and $17.6 million, respectively in 2011 to $2.0 million and $14.4 million, respectively, in 2012. In addition, our non-interest income was reduced in 2012 by a $2.3 million loss on the redemption of certain trust preferred securities in the fourth quarter, and in 2011 by an $18.1 million OTTI loss on certain securities. The OTTI loss was somewhat offset by a $9.8 million gain on the disposition of our insurance premium financing business.

The following table summarizes our sources of non-interest income in 2012, 2011, and 2010:

Non-Interest Income Analysis

	For the Years Ended December 31,
(in thousands)	2012	2011	2010
Mortgage banking income	$178,643	$80,674	$183,883
Fee income	38,348	44,874	54,584
BOLI	30,502	28,384	28,015
Net gain on sales of securities	2,041	36,608	22,430
FDIC indemnification income	14,390	17,633	11,308
Gain on business disposition	—	9,823	—
Loss on OTTI loss of securities	—	(18,124)	(1,971)
Gain on business acquisitions	—	—	2,883
(Loss)/gain on debt redemptions	(2,313)	—	3,008
Other income:
Peter B. Cannell & Co., Inc.	14,837	14,022	12,711
Third-party investment product sales	15,422	13,387	10,486
Other	5,483	8,044	10,586

Total other income	35,742	35,453	33,783

Total non-interest income	$297,353	$235,325	$337,923

While we expect mortgage banking income to remain our single largest source of non-interest income, it should be noted that the amount we record in any given year or quarter is likely to vary and therefore is difficult to predict. The mortgage banking income we record depends in large part on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009. In 2012, non-interest expense rose $12.7 million year-over-year, to $613.5 million, the net effect of a $19.2 million increase in operating expenses to $593.8 million and a $6.4 million reduction in CDI amortization to $19.6 million.

Compensation and benefits expense accounted for $296.9 million of 2012 operating expenses, 1.2% higher than the $293.3 million recorded in the prior year. Occupancy and equipment expense rose $3.8 million year-over-year, to $90.7 million, while G&A expenses rose $11.8 million to $206.2 million.

The increase in G&A expense was due to a combination of factors, including higher deposit insurance assessments, a rise in OREO write-downs, and an increase in expenses related to our mortgage banking business as one-to-four family loan production rose year-over-year.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In 2012, income tax expense rose $25.3 million year-over-year to $279.8 million as pre-tax income rose $46.3 million to $780.9 million, and the effective tax rate rose to 35.8% from 34.7%. The increase in the effective tax rate reflects the increase in pre-tax income as well as the expiration of certain tax credits.

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

The year-over-year decline in the non-covered loan loss provision was attributable to the significant improvement in the quality of our assets. Specifically, in 2011, the provision for losses on non-covered loans totaled $79.0 million, reflecting a $12.0 million reduction from the year-earlier amount.

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

Non-interest expense rose $23.2 million year-over-year, to $600.7 million, as a $28.4 million increase in operating expenses to $574.7 million exceeded a $5.2 million reduction in the amortization of CDI to $26.1 million. Compensation and benefits expense accounted for $18.5 million of the year-over-year increase in operating expenses, while G&A expense accounted for $11.1 million of this increase. In addition to reflecting normal salary increases and incentive stock award grants, the rise in 2011 compensation and benefits expense reflected severance charges of $2.3 million (or $1.4 million after-tax) in connection with a reduction in staff in the fourth quarter of the year.

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

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

Reflecting management’s assessment of the adequacy of the allowance for losses on non-covered loans, we reduced our losses on non-covered loans to $79.0 million in 2011 from $91.0 million in 2010. The allowance for losses on non-covered loans declined to $137.3 million as a result of this reduction and the $41.1 million increase in net charge-offs during the year.

Provision for Losses on Covered Loans

The provision for losses on covered loans grew to $21.4 million in 2011 from $11.9 million in the prior year. Reflecting the $9.5 million increase in this provision, the allowance for losses on covered loans rose to $33.3 million at December 31, 2011 from $11.9 million at December 31, 2010.

Non-Interest Income

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

In 2011, the non-interest income generated by our ongoing sources was complemented by net securities gains of $36.6 million, exceeding the year-earlier level by $14.2 million. In addition, FDIC indemnification income contributed $17.6 million to non-interest income in 2011, exceeding the year-earlier level by $6.3 million. While non-interest income was also increased by a $9.8 million gain on the disposition of our insurance premium financing business in the second quarter, the benefit was exceeded by an OTTI loss of $18.1 million, as compared to an OTTI loss of $2.0 million in 2010.

Reflecting these factors, non-interest income totaled $235.3 million in the twelve months ended December 31, 2011, as compared to $337.9 million in the twelve months ended December 31, 2010.

Non-Interest Expense

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

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011:

	2012				2011
(in thousands, except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$290,001	$284,950	$296,656	$288,414	$300,258	$294,967	$301,944	$303,252
Provisions for loan losses	1,720	12,820	33,448	15,000	32,712	18,000	23,708	26,000
Non-interest income	55,495	81,657	98,205	61,996	59,758	58,069	58,888	58,610
Non-interest expense	154,550	153,321	155,429	150,177	146,387	152,616	155,044	146,702

Income before income taxes	189,226	200,466	205,984	185,233	180,917	182,420	182,080	189,160
Income tax expense	66,383	71,668	74,772	66,980	63,265	62,670	62,621	65,984

Net income	$122,843	$128,798	$131,212	$118,253	$117,652	$119,750	$119,459	$123,176

Basic earnings per share	$0.28	$0.29	$0.30	$0.27	$0.27	$0.27	$0.27	$0.28

Diluted earnings per share	$0.28	$0.29	$0.30	$0.27	$0.27	$0.27	$0.27	$0.28

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

Tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, adjusted tangible assets, and the related tangible capital measures, should not be considered in isolation or as a substitute for stockholders’ equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP capital measures may differ from that of other companies reporting measures of capital with similar names.

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at December 31, 2012 and December 31, 2011 follow:

	December 31,
(dollars in thousands)	2012	2011
Stockholders’ Equity	$5,656,264	$5,565,704
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(32,024)	(51,668)

Tangible stockholders’ equity	$3,188,109	$3,077,905

Total Assets	$44,145,100	$42,024,302
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(32,024)	(51,668)

Tangible assets	$41,676,945	$39,536,503

Stockholders’ equity to total assets	12.81%	13.24%
Tangible stockholders’ equity to tangible assets	7.65%	7.78%

Tangible Stockholders’ Equity	$3,188,109	$3,077,905
Add back: Accumulated other comprehensive loss, net of tax	61,705	71,910

Adjusted tangible stockholders’ equity	$3,249,814	$3,149,815

Tangible Assets	$41,676,945	$39,536,503
Add back: Accumulated other comprehensive loss, net of tax	61,705	71,910

Adjusted tangible assets	$41,738,650	$39,608,413

Adjusted stockholders’ equity to adjusted tangible assets	7.79%	7.95%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In 2012, we continued to pursue the core components of our business model in order to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales to fund our loan production, as well as our more limited investments in GSE securities; (3) We continued to capitalize on the historically low level of the target federal funds rate to reduce our retail funding costs; and (4) We received a payment of $24.0 million from Aurora Bank for having assumed $2.2 billion in deposits, which reduced the average cost of those funds. In addition, we began the process of repositioning certain wholesale borrowings in late December and redeemed certain trust preferred securities at the end of that month. Reflecting these actions, and the continuation of the repositioning in January 2013, we reduced the weighted average interest rate on $6.0 billion of borrowed funds by 117 basis points, and extended the weighted average call and maturity dates by approximately four years.

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

When we retain the servicing on the loans we sell, we capitalize a mortgage servicing right (“MSR”) asset. MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income. We estimate the fair value of the MSR asset based upon a number of factors, including current and expected loan prepayment rates, economic conditions, and market forecasts, as well as relevant characteristics of the associated underlying loans. Generally, when market interest rates decline, loan prepayments increase as customers refinance their existing mortgages to take advantage of more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, a portion of the anticipated cash flows associated with servicing these loans is terminated or reduced, which can result in a reduction in the fair value of the capitalized MSRs and a corresponding reduction in earnings.

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

At December 31, 2012, our one-year gap was a negative 3.69%, as compared to a negative 0.92% at December 31, 2011. The difference in our one-year gap was attributable to a decline in the balance of loans maturing or repricing in less than one year; an increase in the balance of borrowed funds maturing in less than one year; and an increase in the balance of CDs maturing in less than one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2012 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 31; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 21 and 17, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 32% for the first five years, 18% for years five through ten, and 51% for the years thereafter. NOW accounts were assumed to decay at 36% for the first five years, 26% for years five through ten, and 37% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at 93% for the first five years and 7% for years five through ten.

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

As of December 31, 2012, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of one. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of two.

Interest Rate Sensitivity Analysis

	At December 31, 2012
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans(1)	$4,617,588	$5,298,672	$9,876,160	$7,370,185	$3,823,815	$525,145	$31,511,565
Mortgage-related securities(2)(3)	168,348	385,756	645,702	390,284	1,600,200	142,182	3,332,472
Other securities and money market investments(2)	1,243,117	461,408	25,244	1,977	68,178	259,894	2,059,818

Total interest-earning assets	6,029,053	6,145,836	10,547,106	7,762,446	5,492,193	927,221	36,903,855

INTEREST-BEARING LIABILITES:
NOW and money market accounts	3,989,166	526,857	881,218	1,606,127	997,359	783,068	8,783,795
Savings accounts	653,393	67,133	288,575	332,370	741,086	2,131,415	4,213,972
Certificates of deposit	1,900,945	3,680,674	2,865,483	619,671	41,640	12,501	9,120,914
Borrowed funds	2,225,542	760,751	701,080	2,830,452	5,938,014	974,352	13,430,191

Total interest-bearing liabilities	8,769,046	5,035,415	4,736,356	5,388,620	7,718,099	3,901,336	35,548,872

Interest rate sensitivity gap per period(4)	$(2,739,993)	$1,110,421	$5,810,750	$2,373,826	$(2,225,906)	$(2,974,115)	$1,354,983

Cumulative interest rate sensitivity gap	$(2,739,993)	$(1,629,572)	$4,181,178	$6,555,004	$4,329,098	$1,354,983

Cumulative interest rate sensitivity gap as a percentage of total assets	(6.21)%	(3.69)%	9.47%	14.85%	9.81%	3.07%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	68.75%	88.20%	122.55%	127.39%	113.68%	103.81%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV as of December 31, 2012:

(dollars in thousands)

Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$44,734,814	$40,022,871	$4,711,943	$—	—%
+100	44,184,245	39,462,105	4,722,140	10,197	0.22
+200	43,581,398	38,984,096	4,597,302	(114,641)	(2.43)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at December 31, 2012, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(0.93)
+200 over one year	(2.27)%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, NPV, and/or net interest income simulation.

In the event that our interest rate sensitivity gap analysis or net interest income simulation were to indicate a variance in our NPV in excess of our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

•

Our Management Asset/Liability Committee (the “ALCO Committee”) would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

•

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

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

•	Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;

•	Liability restructuring, whereby product offerings and pricing are altered or wholesale borrowings are employed to affect the maturity structure or repricing of liabilities;

•	Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or

•	Use or alteration of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

Based on our current interest rate risk position, our analyses indicate that a 100-basis point increase in interest rates within the range of assumptions could result in an increase in our NPV, while our net interest income analysis could result in a simultaneous decrease, due to the following factors:

•	Different time measurement periods: The net interest income analysis is measured over a twelve-month time period, whereas the NPV analysis is measured over the life of each applicable instrument.

•

Different rate change sensitivities: In the net interest income analysis, the interest rate curve is projected to move in a parallel fashion over a twelve-month period, while the NPV analysis assumes an immediate rate shock.

•

Growth assumptions: The net interest income analysis assumes new loan, security, deposit, and borrowing growth assumptions, whereas the NPV analysis is a point-in-time analysis that does not incorporate any new growth assumptions.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2012, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.38% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 4.97% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2012	2011
ASSETS:
Cash and cash equivalents	$2,427,258	$2,001,737
Securities:
Available-for-sale ($196,300 and $590,488 pledged, respectively)	429,266	724,662
Held-to-maturity ($4,084,380 and $3,610,172 pledged, respectively) (fair value of $4,705,960 and $3,966,185, respectively)	4,484,262	3,815,854

Total securities	4,913,528	4,540,516

Non-covered loans held for sale	1,204,370	1,036,918
Non-covered loans held for investment, net of deferred loan fees and costs	27,284,464	25,532,818
Less: Allowance for losses on non-covered loans	(140,948)	(137,290)

Non-covered loans held for investment, net	27,143,516	25,395,528
Covered loans	3,284,061	3,753,031
Less: Allowance for losses on covered loans	(51,311)	(33,323)

Covered loans, net	3,232,750	3,719,708

Total loans, net	31,580,636	30,152,154
Federal Home Loan Bank stock, at cost	469,145	490,228
Premises and equipment, net	264,149	250,859
FDIC loss share receivable	566,479	695,179
Goodwill	2,436,131	2,436,131
Core deposit intangibles	32,024	51,668
Mortgage servicing rights	144,713	117,012
Bank-owned life insurance	867,250	768,996
Other real estate owned (includes $45,115 and $71,400, respectively, covered by loss sharing agreements)	74,415	155,967
Other assets	369,372	363,855

Total assets	$44,145,100	$42,024,302

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$8,783,795	$8,757,198
Savings accounts	4,213,972	3,953,859
Certificates of deposit	9,120,914	7,373,263
Non-interest-bearing accounts	2,758,840	2,241,334

Total deposits	24,877,521	22,325,654
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	8,842,974	9,314,193
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	100,000	—

Total wholesale borrowings	13,067,974	13,439,193
Junior subordinated debentures	357,917	426,936
Other borrowings	4,300	94,284

Total borrowed funds	13,430,191	13,960,413
Other liabilities	181,124	172,531

Total liabilities	38,488,836	36,458,598

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 439,133,951 and 437,426,665 shares issued, and 439,050,966 and 437,344,796 shares outstanding, respectively)	4,391	4,374
Paid-in capital in excess of par	5,327,111	5,309,269
Retained earnings	387,534	324,967
Treasury stock, at cost (82,985 and 81,869 shares, respectively)	(1,067)	(996)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	12,614	1,321
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,525)	(13,627)
Net unrealized loss on pension and post-retirement obligations, net of tax	(60,794)	(59,604)

Total accumulated other comprehensive loss, net of tax	(61,705)	(71,910)

Total stockholders’ equity	5,656,264	5,565,704

Total liabilities and stockholders’ equity	$44,145,100	$42,024,302

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2012	2011	2010
INTEREST INCOME:
Mortgage and other loans	$1,597,504	$1,638,651	$1,669,871
Securities and money market investments	193,597	228,013	243,923

Total interest income	1,791,101	1,866,664	1,913,794

INTEREST EXPENSE:
NOW and money market accounts	36,609	39,285	56,991
Savings accounts	13,677	15,488	20,833
Certificates of deposit	93,880	102,400	138,716
Borrowed funds	486,914	509,070	517,291

Total interest expense	631,080	666,243	733,831

Net interest income	1,160,021	1,200,421	1,179,963
Provision for losses on non-covered loans	45,000	79,000	91,000
Provision for losses on covered loans	17,988	21,420	11,903

Net interest income after provisions for loan losses	1,097,033	1,100,001	1,077,060

NON-INTEREST INCOME:
Total loss on OTTI of securities	—	(18,124)	(26,456)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	—	—	24,485

Net loss on OTTI recognized in earnings	—	(18,124)	(1,971)
Mortgage banking income	178,643	80,674	183,883
Fee income	38,348	44,874	54,584
Bank-owned life insurance	30,502	28,384	28,015
Net gain on sales of securities	2,041	36,608	22,430
FDIC indemnification income	14,390	17,633	11,308
Gain on business disposition	—	9,823	—
Gain on business acquisition	—	—	2,883
(Loss)/gain on debt redemptions	(2,313)	—	3,008
Other	35,742	35,453	33,783

Total non-interest income	297,353	235,325	337,923

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	296,874	293,344	274,864
Occupancy and equipment	90,738	86,903	88,070
General and administrative	206,221	194,436	183,312

Total operating expenses	593,833	574,683	546,246
Amortization of core deposit intangibles	19,644	26,066	31,266

Total non-interest expense	613,477	600,749	577,512

Income before income taxes	780,909	734,577	837,471
Income tax expense	279,803	254,540	296,454

Net income	$501,106	$480,037	$541,017

Other comprehensive income (loss), net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $8,473; $366; and $17,134	12,533	(540)	25,404
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $65; $4,857; and $9,656	102	7,251	(14,829)
Amortization of net unrealized loss on securities transferred from available for sale to held to maturity, net of tax of $2,557	—	—	3,927
Change in pension and post-retirement obligations, net of tax of $807; $14,993; and $1,334	(1,190)	(21,881)	1,979
Less: Reclassification adjustment for sales of available for sale securities and loss on OTTI of securities, net of tax of $801; $7,439; and $8,186	(1,240)	(11,045)	(12,273)

Total other comprehensive income (loss), net of tax	10,205	(26,215)	4,208

Total comprehensive income, net of tax	$511,311	$453,822	$545,225

Basic earnings per share	$1.13	$1.09	$1.24

Diluted earnings per share	$1.13	$1.09	$1.24

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2012	2011	2010
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,374	$4,356	$4,332
Shares issued for exercise of stock options (0;168,001; and 308,173, respectively)	—	2	3
Shares issued for restricted stock awards (1,707,286; 1,611,819; and 374,858, respectively)	17	16	4
Shares issued in connection with the direct stock purchase feature of the Dividend Reinvestment and Stock Purchase Plan (“DRP”) (0; 0; and 1,766,482)	—	—	17

Balance at end of year	4,391	4,374	4,356

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	5,309,269	5,285,715	5,238,231
Shares issued for restricted stock awards, net of forfeitures	(3,430)	(216)	(1,145)
Compensation expense related to restricted stock awards	20,683	16,735	10,889
Stock options	—	4,356	2,549
Tax effect of stock plans	589	2,679	2,349
Allocation of Employee Stock Ownership Plan (“ESOP’) stock	—	—	3,924
Shares issued in connection with the direct stock purchase feature of the DRP	—	—	28,918

Balance at end of year	5,327,111	5,309,269	5,285,715

RETAINED EARNINGS:
Balance at beginning of year	324,967	281,844	175,193
Net income	501,106	480,037	541,017
Dividends paid on common stock ($1.00 per share in each year)	(438,539)	(436,914)	(434,366)

Balance at end of year	387,534	324,967	281,844

TREASURY STOCK:
Balance at beginning of year	(996)	—	—
Purchase of common stock (272,991; 229,712; and 248,385 shares, respectively)	(3,522)	(3,696)	(4,054)
Exercise of stock options (0; 135,162; and 176,043 shares, respectively)	—	2,500	2,913
Shares issued for restricted stock awards (271,875; 12,681; and 72,342 shares, respectively)	3,451	200	1,141

Balance at end of year	(1,067)	(996)	—

UNALLOCATED COMMON STOCK HELD BY ESOP:
Balance at beginning of year	—	—	(951)
Earned portion of ESOP	—	—	951

Balance at end of year	—	—	—

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(71,910)	(45,695)	(49,903)
Other comprehensive income (loss), net of tax:	10,205	(26,215)	4,208

Balance at end of year	(61,705)	(71,910)	(45,695)

Total stockholders’ equity	$5,656,264	$5,565,704	$5,526,220

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$501,106	$480,037	$541,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	62,988	100,420	102,903
Depreciation and amortization	25,471	23,535	20,112
(Accretion of discounts) amortization of premiums, net	(2,788)	(1,337)	3,642
Amortization of core deposit intangibles	19,644	26,066	31,266
Net gain on sales of securities	(2,041)	(36,608)	(22,430)
Net gain on sales of loans	(193,227)	(80,304)	(137,361)
Gain on business disposition	—	(9,823)	—
Gain on business acquisition	—	—	(2,883)
Stock plan-related compensation	20,721	16,735	15,764
Loss on OTTI of securities recognized in earnings	—	18,124	1,971
Changes in assets and liabilities:
Decrease in deferred tax asset, net	38,713	28,270	36,396
Decrease in other assets	33,108	126,654	59,774
Increase (decrease) in other liabilities	6,597	(126,812)	9,214
Origination of loans held for sale	(10,925,837)	(7,151,083)	(10,864,188)
Proceeds from sales of loans originated for sale	10,991,561	7,416,333	10,135,124

Net cash provided by (used in) operating activities	576,016	830,207	(69,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	2,468,377	2,799,160	4,117,849
Proceeds from repayment of securities available for sale	426,258	221,077	872,548
Proceeds from sale of securities held to maturity	—	284,406	—
Proceeds from sale of securities available for sale	822,618	862,755	23,098
Purchase of securities held to maturity	(3,133,279)	(2,753,777)	(4,034,384)
Purchase of securities available for sale	(932,997)	(1,151,639)	—
Net redemption (purchase) of Federal Home Loan Bank stock	21,083	(44,214)	54,315
Net (increase) decrease in loans	(1,363,967)	(1,488,025)	173,459
Purchase of premises and equipment, net	(38,761)	(40,746)	(48,641)
Net cash acquired in business transactions	—	100,027	140,895

Net cash (used in) provided by investing activities	(1,730,668)	(1,210,976)	1,299,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,551,867	465,079	(898,001)
Net (decrease) increase in short-term borrowed funds	(312,000)	1,062,000	500,000
Net decrease in long-term borrowed funds	(218,222)	(637,703)	(1,173,074)
Tax effect of stock plans	589	2,679	2,349
Cash dividends paid on common stock	(438,539)	(436,914)	(434,366)
Treasury stock purchases	(3,522)	(3,696)	(4,054)
Net cash received from stock option exercises	—	3,519	5,436
Proceeds from issuance of common stock, net	—	—	28,935

Net cash provided by (used in) financing activities	1,580,173	454,964	(1,972,775)

Net increase (decrease) in cash and cash equivalents	425,521	74,195	(743,315)
Cash and cash equivalents at beginning of year	2,001,737	1,927,542	2,670,857

Cash and cash equivalents at end of year	$2,427,258	$2,001,737	$1,927,542

Supplemental information:
Cash paid for interest	$667,905	$686,245	$790,233
Cash paid for income taxes	286,550	152,115	307,850
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$91,441	$230,677	$82,374

Note:	Excluding the core deposit intangible and FDIC loss share receivable, the fair values of non-cash assets acquired, and of liabilities assumed, in the acquisition of Desert Hills Bank on March 26, 2010 were $230.5 million and $442.5 million, respectively.

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

Reflecting this strategy of growth through acquisitions, the Community Bank currently operates 240 branches, four of which operate directly under the Community Bank name. The remaining 236 Community Bank branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 35 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the name “Atlantic Bank.”

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowances for loan losses; the valuation of loans held for sale; the valuation of interest rate lock commitments; the evaluation of goodwill for impairment; the evaluation of other-than-temporary impairment (“OTTI”) of securities; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets. The current economic environment has increased the degree of uncertainty inherent in these material estimates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has unconsolidated subsidiaries in the form of four wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 7, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements with original maturities of less than 90 days. At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $2.4 billion and $2.0 billion, respectively. Included in cash and cash equivalents at those dates were $1.7 billion and $1.2 billion of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2012 and 2011 were federal funds sold of $8.9 million and $5.8 million, respectively. In addition, the Company had $549.7 million and $646.5 million in pledged reverse repurchase agreements outstanding at December 31, 2012 and 2011, respectively.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain reserves with the Federal Reserve Bank of New York of $134.3 million and $115.6 million, respectively, at December 31, 2012 and 2011, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

Securities Held to Maturity and Available for Sale

The securities portfolio consists of mortgage-backed securities and collateralized mortgage obligations (together, “mortgage-related securities”) and debt and equity securities (together, “other securities”). Securities that are classified as “available for sale” are carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at amortized cost.

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

Under OTTI accounting requirements issued by the Financial Accounting Standards Board (the “FASB”), unless the Company has the intent to sell, or it is more likely than not that it will be required to sell a security before recovery, an OTTI is recognized as a realized loss on the income statement to the extent that the decline in fair value is credit-related. The decline in value attributable to factors other than credit is charged to accumulated other comprehensive loss, net of tax (“AOCL”). If there is a decline in fair value of a security below its carrying amount and the Company has the intent to sell it, or it is more likely than not that it will be required to sell the security before recovery, the entire amount of the decline in fair value is charged to earnings.

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

The Company recognizes interest income on non-covered loans using the interest method over the life of the loan. Accordingly, the Company defers certain loan origination and commitment fees, and certain loan origination costs, and amortizes the net fee or cost as an adjustment to the loan yield over the term of the related loan. When a loan is sold or repaid, the remaining net unamortized fee or cost is recognized in interest income.

Prepayment penalty income is recorded in interest income and only when cash is received. Accordingly, there are no assumptions involved in the recognition of prepayment penalty income.

Two factors are considered in determining the amount of prepayment penalty income: the prepayment penalty percentage set forth in the loan documents and the principal balance of the loan at the time of prepayment. The volume of loans prepaying may vary from one period to another, often in connection with actual or perceived changes in the direction of market interest rates. In a low interest rate environment, or when interest rates are declining, prepayment penalties may increase as more borrowers opt to refinance. In a rising interest rate environment, or when rates are perceived to be rising, prepayment penalties may increase as borrowers seek to lock in current rates before they go up more.

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

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as “impaired” when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The Company applies this classification as necessary to loans that are individually evaluated for impairment in its portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis.

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

The Company also follows a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying its loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology assesses various factors in the process of determining which quantified risk factors are appropriate to use in arriving at the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories the Company maintains. The Company’s historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

•

Changes in international, national, regional, and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;

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

The Company charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. Generally, the time period in which this assessment is made is within the same quarter that the loan is considered impaired and quarterly thereafter. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date we received notification that the borrower has filed for bankruptcy is received.

The level of future additions to the respective non-covered loan loss allowances is based on many factors, including certain factors that are beyond management’s control. These include changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

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

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for losses on covered loans to the extent that the expected cash flows from a loan pool have decreased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages. Conversely, if there is an increase in expected cash flows due to a decrease in estimated credit losses compared to the estimates made at the respective acquisition dates, the increase in the present value of expected cash flows will be recorded as a recovery for covered loan losses credited to earnings, and the allowance for covered loan losses will be decreased to the extent previously recognized. A related debit to non-interest income and a decrease in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”, first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment in 2012. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

The Company performed its annual goodwill impairment test as of December 31, 2012 and found no indication of goodwill impairment at that date.

Core Deposit Intangibles

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2012, 2011, or 2010. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

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

Depreciation and amortization are included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $25.5 million, $23.5 million, and $20.1 million, respectively, in the years ended December 31, 2012, 2011, and 2010.

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

Changes in the fair value of MSRs primarily occur in connection with the collection/realization of expected cash flows, as well as changes in valuation inputs and assumptions.

Offsetting Derivative Positions

In accordance with the applicable accounting guidance, the Company takes into account the impact of collateral and master netting agreements that allow it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Statements of Financial Condition could reflect derivative contracts with negative fair values included in derivative assets, and contracts with positive fair values that are included in derivative liabilities.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2012 and 2011, the Company’s investment in BOLI was $867.3 million and $769.0 million, respectively. Included in the December 31, 2012 amount was $80.0 million of BOLI purchased during the year. The Company’s investment in BOLI generated income of $30.5 million, $28.4 million, and $28.0 million, respectively, during the years ended December 31, 2012, 2011, and 2010.

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

Expenses and revenues from operations and changes in valuation, if any, are included in general and administrative expense in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2012 and 2011, the Company had other real estate owned (“OREO”) of $74.4 million and $156.0 million, respectively. The respective amounts include OREO of $45.1 million and $71.4 million that is covered under the Company’s FDIC loss sharing agreements.

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

Stock Options and Incentives

The Company did not grant any stock options during the years ended December 31, 2012, 2011, or 2010. As all previously issued stock options had vested prior to 2008, there were no unvested stock options outstanding at any time during those years, and, accordingly, no compensation and benefits expense relating to stock options was recorded.

Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as stock options, restricted stock, or other forms of related rights.

At December 31, 2012, the Company had 18,987,673 shares available for grant under the 2012 Stock Incentive Plan, including 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 12, “Stock-Related Benefit Plans.”

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

Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and have earnings allocated to them. The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2012, 2011, and 2010:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2012	2011	2010
Net income	$501,106	$480,037	$541,017
Less: Dividends paid on and earnings allocated to participating securities	(4,702)	(3,614)	(3,116)

Earnings applicable to common stock	$496,404	$476,423	$537,901

Weighted average common shares outstanding	437,706,702	436,018,938	433,740,639

Basic earnings per common share	$1.13	$1.09	$1.24

Earnings applicable to common stock	$496,404	$476,423	$537,901

Weighted average common shares outstanding	437,706,702	436,018,938	433,740,639
Potential dilutive common shares (1)	5,540	124,196	445,860

Total shares for diluted earnings per share computation	437,712,242	436,143,134	434,186,499

Diluted earnings per common share and common share equivalents	$1.13	$1.09	$1.24

(1)	Options to purchase 2,542,227 shares, 6,302,302 shares, and 2,815,862 shares, respectively, of the Company’s common stock that were outstanding as of December 31, 2012, 2011, and 2010, at respective weighted average exercise prices of $16.86, $16.30, and $19.19, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Impact of Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have an effect on the Company’s consolidated statement of condition or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The adoption of ASU 2013-01 is not expected to have an effect on the Company’s consolidated statement of condition or results of operations.

In October 2012, the FASB issued ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” (“ASU No. 2012-06”). ASU No. 2012-06 amends FASB ASC 805-20, “Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, formerly, SFAS No. 141(R),” by adding guidance specifically related to the accounting for the support the Federal Deposit Insurance Corp. or the National Credit Union Administration provide to buyers of failed banks. When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution, and a change in the cash flows expected to be collected on the indemnification asset subsequently occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets).

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses, and distribution rights. The amendments allow an organization the option to first assess qualitative factors to determine whether or not it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have an effect on the Company’s consolidated statement of condition or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retroactively. The application of this guidance only affects the presentation of the Company’s consolidated financial statements and has no impact on its consolidated statement of condition or results of operations. In December 2011, the FASB delayed certain aspects of ASU 2011-05 that pertain to how and where reclassification adjustments are presented. The adoption of ASU No. 2011-05 is reflected in the Company’s Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2012.

NOTE 3: SECURITIES

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2012:

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$85,488	$7,197	$6	$92,679
GSE CMOs(1)	62,236	4,924	—	67,160
Private label CMOs	17,276	140	—	17,416

Total mortgage-related securities	$165,000	$12,261	$6	$177,255

Other Securities:
Municipal bonds	$46,288	$128	$120	$46,296
Capital trust notes	35,231	7,363	4,159	38,435
Preferred stock	118,205	6,843	30	125,018
Common stock	43,984	1,191	2,913	42,262

Total other securities	$243,708	$15,525	$7,222	$252,011

Total securities available for sale(2)	$408,708	$27,786	$7,228	$429,266

(1)	Collateralized mortgage obligations
(2)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

As of December 31, 2012, the fair value of marketable equity securities included common stock of $42.3 million, corporate preferred stock of $124.7 million, and FHLMC preferred stock of $284,000. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The FHLMC preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008. At December 31, 2012, the fair value of municipal bonds included $45.1 million of municipal bonds backed by FHLMC.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2011:

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$97,642	$5,013	$10	$102,645
GSE CMOs	62,373	2,903	—	65,276
Private label CMOs	25,306	—	1,265	24,041

Total mortgage-related securities	$185,321	$7,916	$1,275	$191,962

Other Securities:
GSE debentures	$456,969	$1,797	$—	$458,766
Municipal bonds	1,188	97	—	1,285
Capital trust notes	36,754	141	4,692	32,203
Preferred stock	—	195	—	195
Common stock	42,863	1,604	4,216	40,251

Total other securities	$537,774	$3,834	$8,908	$532,700

Total securities available for sale(1)	$723,095	$11,750	$10,183	$724,662

(1)	At December 31, 2011, the non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2012 and 2011:

	December 31, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,253,769	$1,253,769	$87,860	$5	$1,341,624
GSE CMOs	1,898,228	1,898,228	104,764	—	2,002,992
Other mortgage-related securities	3,220	3,220	—	—	3,220

Total mortgage-related securities	$3,155,217	$3,155,217	$192,624	$5	$3,347,836

Other Securities:
GSE debentures	$1,129,618	$1,129,618	$15,739	$—	$1,145,357
Corporate bonds	72,501	72,501	12,504	—	85,005
Municipal bonds	16,982	16,982	245	—	17,227
Capital trust notes	131,513	109,944	14,588	13,997	110,535

Total other securities	$1,350,614	$1,329,045	$43,076	$13,997	$1,358,124

Total securities held to maturity(1)	$4,505,831	$4,484,262	$235,700	$14,002	$4,705,960

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $21.6 million (before taxes).

	December 31, 2011
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$660,945	$660,945	$47,064	$—	$708,009
GSE CMOs	2,331,916	2,331,916	93,216	—	2,425,132
Other mortgage-related securities	3,379	3,379	—	—	3,379

Total mortgage-related securities	$2,996,240	$2,996,240	$140,280	$—	$3,136,520

Other Securities:
GSE debentures	$633,258	$633,258	$14,878	$146	$647,990
Corporate bonds	54,759	54,759	2,826	12	57,573
Capital trust notes	153,334	131,597	12,362	19,857	124,102

Total other securities	$841,351	$819,614	$30,066	$20,015	$829,665

Total securities held to maturity(1)	$3,837,591	$3,815,854	$170,346	$20,015	$3,966,185

(1)	At December 31, 2011, the non-credit portion of OTTI recorded in AOCL was $21.7 million (before taxes).

The Company had $469.1 million and $490.2 million of FHLB stock, at cost, at December 31, 2012 and 2011, respectively. The Company is required to maintain this investment in order to have access to the funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2012, 2011, and 2010:

	December 31,
(in thousands)	2012	2011	2010
Gross proceeds	$822,618	$862,755	$23,098
Gross realized gains	2,041	28,116	22,438
Gross realized losses	—	11	8

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

The $149.0 million market value of the capital trust note portfolio at December 31, 2012 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of December 31, 2012:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$494
Fair value	18,233	336	781
Unrealized gain (loss)	3,269	(217)	287
Lowest credit rating assigned to security	CCC	C	C
Number of banks/insurance companies currently performing	23	58	24
Actual deferrals and defaults as a percentage of original collateral	9%	18%	34%
Expected deferrals and defaults as a percentage of remaining performing collateral	22	25	19
Expected recoveries as a percentage of remaining performing collateral	—	—	2
Excess subordination as a percentage of remaining performing collateral	21	—	—

At December 31, 2012, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 21%. Excess subordination is calculated after taking into account the deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned, after taking into account these projected deferrals, defaults, and recoveries.

As the following table indicates, there was no activity from December 31, 2011 through December 31, 2012 in the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2012. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Twelve Months Ended December 31, 2012
Beginning OTTI credit loss amount as of December 31, 2011	$219,978
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	—

Ending OTTI credit loss amount as of December 31, 2012	$219,978

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair value of available-for-sale debt securities, at December 31, 2012, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	Carrying Amount at December 31, 2012
(dollars in thousands)	Mortgage- Related Securities	Average Yield		U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield(1)	Other Debt Securities(2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—		%	$—	%	$—	—%	$—	—%	$—
Due from one to five years	—	—		—	—	1,690	2.96	—	—	1,719
Due from five to ten years	1,713,412	3.20		1,129,618	2.64	—	—	46,668	4.04	3,034,851
Due after ten years	1,441,805	3.72		—	—	15,292	3.90	135,777	6.22	1,669,390

Total debt securities held to maturity	$3,155,217	3.44%		$1,129,618	2.64%	$16,982	3.80%	$182,445	5.66%	$4,705,960

Available-for-Sale Securities:(3)
Due within one year	$—		%	$—	—%	$124	5.90%	$—	—%	$129
Due from one to five years	8,502	7.02		—	—	531	6.36	—	—	9,707
Due from five to ten years	71,828	3.52		—	—	417	6.59	—	—	79,475
Due after ten years	84,670	3.91		—	—	45,216	2.50	35,231	4.57	172,675

Total debt securities available for sale	$165,000	3.90%		$—	—%	$46,288	2.59%	$35,231	4.57%	$261,986

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $494,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At December 31, 2012, the Company had commitments to purchase $22.4 million of securities, all of which were GSE securities.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months or for twelve months or longer as of December 31, 2012:

At December 31, 2012	Less than Twelve Months		Twelve Months or Longer			Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$—	$—	$—	$—		$—	$—
GSE certificates	2,238	5	—	—		2,238	5
GSE CMOs	—	—	—	—		—	—
Corporate bonds	—	—	—	—		—	—
Capital trust notes	—	—	32,148	13,997		32,148	13,997

Total temporarily impaired held-to-maturity debt securities	$2,238	$5	$32,148	$13,997		$34,386	$14,002

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$297	$5	$53	$1		$350	$6
Private label CMOs	—	—	—	—		—	—
Corporate bonds	—	—	—	—		—	—
State, county, and municipal	45,096	120	—	—		45,096	120
Capital trust notes	—	—	4,371	4,159		4,371	4,159

Total temporarily impaired available-for-sale debt securities	$45,393	$125	$4,424	$4,160		$49,817	$4,285
Equity securities	15,262	30	28,989	2,913	(1)	44,251	2,943

Total temporarily impaired available-for-sale securities	$60,655	$155	$33,413	$7,073		$94,068	$7,228

(1)	The twelve months or longer unrealized losses on equity securities of $2.9 million at December 31, 2012 relate to available-for-sale equity securities that consisted of a large cap equity fund and investments in certain financial institutions at that date. The principal balance of the large cap equity fund was $30.2 million and the twelve months or longer unrealized loss was $2.2 million. The principal balance of investments in financial institutions totaled $1.7 million and the twelve months or longer unrealized loss was $709,000.

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of December 31, 2012, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than-temporarily impaired as of December 31, 2012.

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

Management’s assertion regarding its intent not to sell, or that it is not more likely than not that the Company will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity) and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell, or believes it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statement of Income and Comprehensive Income.

The Company reviews quarterly financial information related to its investments in capital trust notes as well as other information that is released by each of the financial institutions that issued the notes to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2012. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in the fair values of the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

At December 31, 2012, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. The

Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2012. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2012 consisted of seven capital trust notes, three equity securities and one mortgage-backed security. At December 31, 2011, the investment securities designated as having a continuous loss position for twelve months or more consisted of one mortgage-related security, eleven capital trust notes, and six equity securities. At December 31, 2012 and December 31, 2011, the combined market value of the respective securities represented unrealized losses of $21.1 million and $28.3 million. At December 31, 2012, the fair value of securities having a continuous loss position for twelve months or more was 24.5% below the collective amortized cost of $86.1 million. At December 31, 2011, the fair value of such securities was 21.2% below the collective amortized cost of $133.4 million.

NOTE 4: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$18,595,833	68.18%	$17,430,628	68.28%
Commercial real estate	7,436,598	27.27	6,855,244	26.85
Acquisition, development, and construction	397,917	1.46	445,671	1.75
One-to-four family	203,435	0.75	127,361	0.50

Total mortgage loans held for investment	26,633,783	97.66	$24,858,904	97.38

Other Loans:
Commercial and industrial	590,044	2.16	599,986	2.35
Other	49,880	0.18	69,907	0.27

Total other loans held for investment	639,924	2.34	669,893	2.62

Total non-covered loans held for investment	$27,273,707	100.00%	$25,528,797	100.00%

Net deferred loan origination costs	10,757		4,021
Allowance for losses on non-covered loans	(140,948)		(137,290)

Non-covered loans held for investment, net	$27,143,516		$25,395,528
Covered loans	3,284,061		3,753,031
Allowance for losses on covered loans	(51,311)		(33,323)

Total covered loans, net	$3,232,750		$3,719,708
Loans held for sale	1,204,370		1,036,918

Total loans, net	$31,580,636		$30,152,154

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

While multi-family and CRE loans represent the majority of the loans it originates for investment, the Company also originates acquisition, development, and construction (“ADC”) loans, commercial and industrial (“C&I”) loans, and one-to-four family loans for portfolio. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while secured and unsecured C&I loans are made to small and mid-size businesses in New York City, Long Island, New Jersey, and, to a lesser extent, Arizona, for working capital, business expansion, and the purchase of machinery and equipment.

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

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. Accordingly, borrowers are required to provide a guarantee of repayment and completion, and loan proceeds are disbursed as construction progresses, as certified by in-house or third-party engineers. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining conservative lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in significant losses or delinquencies.

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

Until last year, the vast majority of the one-to-four family loans the Company held for investment were loans that were acquired in merger transactions prior to 2009. However, in 2012, the Company began to originate hybrid jumbo one-to-four family loans for investment that feature conservative loan-to-value ratios.

Loans Held for Sale

The Community Bank’s mortgage banking operation is one of the largest aggregators of one-to-four family loans for sale in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans in all 50 states. These loans are generally sold, servicing retained, to GSEs. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans under contract for sale to other financial institutions. Although the volume of jumbo loan originations has been immaterial to date, and the Company does not expect the origination of such loans to represent a material portion of the held-for-sale loans it produces, it decided to originate jumbo loans to complement its position in the residential loan origination marketplace.

The Company also services mortgage loans for various third parties. The unpaid principal balance of serviced loans was $17.6 billion at December 31, 2012 and $13.1 billion at December 31, 2011.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2012:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$19,945	$163,460	$—	$183,405	$18,412,428	$18,595,833
Commercial real estate	1,679	56,863	—	58,542	7,378,056	7,436,598
Acquisition, development, and construction	1,178	12,091	—	13,269	384,648	397,917
One-to-four family	2,645	10,945	—	13,590	189,845	203,435
Commercial and industrial	262	17,372	—	17,634	572,410	590,044
Other	1,876	599	—	2,475	47,405	49,880

Total	$27,585	$261,330	$—	$288,915	$26,984,792	$27,273,707

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2011:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$46,702	$205,064	$—	$251,766	$17,178,862	$17,430,628
Commercial real estate	53,798	68,032	—	121,830	6,733,414	6,855,244
Acquisition, development, and construction	6,520	29,886	—	36,406	409,265	445,671
One-to-four family	2,712	11,907	—	14,619	112,742	127,361
Commercial and industrial	1,223	8,827	—	10,050	589,936	599,986
Other	702	2,099	—	2,801	67,106	69,907

Total	$111,657	$325,815	$—	$437,472	$25,091,325	$25,528,797

The following table summarizes, by credit quality indicator, the Company’s portfolio of non-covered loans held for investment at December 31, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$18,285,333	$7,337,315	$383,557	$195,232	$26,201,437	$561,541	$49,281	$610,822
Special mention	55,280	26,523	—	294	82,097	10,211	—	10,211
Substandard	253,794	72,260	11,277	7,909	345,240	18,292	599	18,891
Doubtful	1,426	500	3,083	—	5,009	—	—	—

Total	$18,595,833	$7,436,598	$397,917	$203,435	$26,633,783	$590,044	$49,880	$639,924

The following table summarizes, by credit quality indicator, the Company’s non-covered loan portfolio at December 31, 2011:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$17,135,461	$6,704,824	$399,811	$118,293	$24,358,389	$570,442	$67,808	$638,250
Special mention	58,134	64,802	6,489	—	129,425	13,234	—	13,234
Substandard	237,033	85,618	39,371	9,068	371,090	15,928	2,099	18,027
Doubtful	—	—	—	—	—	382	—	382

Total	$17,430,628	$6,855,244	$445,671	$127,361	$24,858,904	$599,986	$69,907	$669,893

The preceding classifications follow regulatory guidelines and can be generally described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family residential loans are classified utilizing an inter-regulatory agency methodology that incorporates the extent of delinquency and the loan-to-value ratios. These classifications are the most current available and generally have been updated within the last twelve months.

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years is summarized below:

	December 31,
(in thousands)	2012	2011	2010
Interest income that would have been recorded	$11,814	$14,072	$32,943
Interest income actually recorded	(5,506)	(6,484)	(7,055)

Interest income foregone	$6,308	$7,588	$25,888

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

The following table presents information regarding the Company’s TDRs as of December 31, 2012 and December 31, 2011:

	December 31, 2012			December 31, 2011
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$66,092	$114,556	$180,648	$60,454	$166,248	$226,702
Commercial real estate	37,457	39,127	76,584	3,389	39,054	42,443
Acquisition, development, and construction	—	510	510	—	15,886	15,886
Commercial and industrial	1,463	—	1,463	—	667	667
One-to-four family	—	1,101	1,101	—	1,411	1,411

Total	$105,012	$155,294	$260,306	$63,843	$223,266	$287,109

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2012, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates amounted to $239.2 million, and loans on which forbearance agreements were reached amounted to $21.1 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of TDRs granted for the twelve months ended December 31, 2012 were as follows:

	For the Twelve Months Ended December 31, 2012
	Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount
Loan Category:
Multi-family	4	6.19%	5.32%	$188
Commercial real estate	3	6.30	4.50	—
Acquisition, development, and construction	—	—	—	—
Other	1	7.00	7.00	—

Total/average	8	6.30%	4.76%	$188

During the twelve months ended December 31, 2012, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification. Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. However, the Company does consider a loan with multiple modifications or forbearance periods to be in default, and would also consider a loan to be in default if it were in bankruptcy or, subsequent to modification, was partially charged off.

Covered Loans

The following table presents the carrying balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of December 31, 2012:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,976,067	90.6%
All other loans	307,994	9.4

Total covered loans	$3,284,061	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills acquisitions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”), and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At December 31, 2012 and 2011, the outstanding balance of covered loans (representing amounts owed to the Company) totaled $3.9 billion and $4.5 billion, respectively. The carrying values of such loans were $3.3 billion and $3.8 billion, respectively, at the corresponding dates.

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

Changes in the accretable yield for covered loans for the twelve months ended December 31, 2012 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,365,978
Reclassification from non-accretable difference	13,633
Accretion	(178,439)

Balance at end of period	$1,201,172

In the preceding table, the line item “reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions and changes in interest rates on variable rate loans. As of the Company’s last periodic evaluation, prepayment assumptions decreased and, accordingly, future expected interest cash flows increased. This resulted in an increase in the accretable yield. In addition, these increases were partially offset by additional reductions in the expected cash flows from interest payments, as interest rates continued to be very low. As a result, a large percentage of the Company’s covered variable rate loans continue to reset at lower interest rates. In addition, the accretable yield increased due to increases in the expected principal and interest payments driven by better expectations relating to credit.

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Covered Loans 90 Days or More Past Due:
One-to-four family	$297,265	$314,821
Other loans	15,308	32,621

Total covered loans 90 days or more past due	$312,573	$347,442

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Covered Loans 30-89 Days Past Due:
One-to-four family	$75,129	$103,495
Other loans	6,057	8,494

Total covered loans 30-89 days past due	$81,186	$111,989

At December 31, 2012, the Company had $81.2 million of covered loans that were 30 to 89 days past due, and covered loans of $312.6 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.9 billion at December 31, 2012 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills are no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion that is expected to be uncollectible (referred to as the “non-accretable difference”) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and its judgment is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded provisions for losses on covered loans of $18.0 million and $21.4 million during the twelve months ended December 31, 2012 and 2011, respectively. These provisions were largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans. The provisions for losses on covered loans were largely offset by FDIC indemnification income of $14.4 million and $17.6 million, respectively, recorded in non-interest income for the twelve months ended December 31, 2012 and 2011.

NOTE 5: ALLOWANCES FOR LOAN LOSSES

The following table provides additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2012:
Individually evaluated for impairment	$1,486	$1,199	$2,685
Collectively evaluated for impairment	126,448	11,815	138,263
Acquired loans with deteriorated credit quality	32,593	18,718	51,311

Total	$160,527	$31,732	$192,259

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2011:
Individually evaluated for impairment	$490	$—	$490
Collectively evaluated for impairment	121,505	15,295	136,800
Acquired loans with deteriorated credit quality	14,227	19,096	33,323

Total	$136,222	$34,391	$170,613

The following table provides additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2012:
Individually evaluated for impairment	$309,694	$17,702	$327,396
Collectively evaluated for impairment	26,324,088	622,223	26,946,311
Acquired loans with deteriorated credit quality	2,976,067	307,994	3,284,061

Total	$29,609,849	$947,919	$30,557,768

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2011:
Individually evaluated for impairment	$324,427	$5,995	$330,422
Collectively evaluated for impairment	24,534,477	663,898	25,198,375
Acquired loans with deteriorated credit quality	3,366,456	386,575	3,753,031

Total	$28,225,360	$1,056,468	$29,281,828

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the twelve months ended December 31, 2012 and 2011:

	December 31,
	2012			2011
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$121,995	$15,295	$137,290	$140,834	$18,108	$158,942
Charge-offs	(39,533)	(6,685)	(46,218)	(93,448)	(12,462)	(105,910)
Recoveries	2,012	2,864	4,876	2,530	2,728	5,258
Provision for loan losses	43,460	1,540	45,000	72,079	6,921	79,000

Balance, end of period	$127,934	$13,014	$140,948	$121,995	$15,295	$137,290

Please see Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance:
Multi-family	$193,500	$211,329	$—	$189,510	$4,929
Commercial real estate	80,453	81,134	—	72,271	1,705
Acquisition, development, and construction	10,203	14,297	—	20,954	790
One-to-four family	1,101	1,147	—	1,114	—
Commercial and industrial	10,564	14,679	—	10,021	380

Total impaired loans with no related allowance	$295,821	$322,586	$—	$293,870	$7,804

Impaired Loans with An Allowance Recorded:
Multi-family	$20,307	$21,620	$1,055	$27,894	$802
Commercial real estate	2,914	2,940	402	3,693	98
Acquisition, development, and construction	1,216	1,494	29	1,877	—
One-to-four family	—	—	—	—	—
Commercial and industrial	7,138	10,252	1,199	1,785	1,405

Total impaired loans with an allowance recorded	$31,575	$36,306	$2,685	$35,249	$2,305

Total Impaired Loans:
Multi-family	$213,807	$232,949	$1,055	$217,404	$5,731
Commercial real estate	83,367	84,074	402	75,964	1,803
Acquisition, development, and construction	11,419	15,791	29	22,831	790
One-to-four family	1,101	1,147	—	1,114	—
Commercial and industrial	17,702	24,931	1,199	11,806	1,785

Total impaired loans	$327,396	$358,892	$2,685	$329,119	$10,109

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2011:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance:
Multi-family	$235,100	$244,684	$—	$321,994	$3,435
Commercial real estate	49,258	52,152	—	63,032	1,397
Acquisition, development, and construction	26,680	27,143	—	42,600	1,141
One-to-four family	1,127	1,520	—	2,649	10
Commercial and industrial	5,995	10,240	—	6,442	60

Total impaired loans with no related allowance	$318,160	$335,739	$—	$436,717	$6,043

Impaired Loans with An Allowance Recorded:
Multi-family	$6,329	$6,899	$408	$10,893	$187
Commercial real estate	5,648	5,857	53	10,297	—
Acquisition, development, and construction	—	—	—	14,495	—
One-to-four family	285	373	29	71	—
Commercial and industrial	—	—	—	1,837	—

Total impaired loans with an allowance recorded	$12,262	$13,129	$490	$37,593	$187

Total Impaired Loans:
Multi-family	$241,429	$251,583	$408	$332,887	$3,622
Commercial real estate	54,906	58,009	53	73,329	1,397
Acquisition, development, and construction	26,680	27,143	—	57,095	1,141
One-to-four family	1,412	1,893	29	2,720	10
Commercial and industrial	5,995	10,240	—	8,279	60

Total impaired loans	$330,422	$348,868	$490	$474,310	$6,230

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

The following table summarizes activity in the allowance for losses on covered loans for the years ended December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Balance, beginning of period	$33,323	$11,903
Provision for losses on covered loans	17,988	21,420

Balance, end of period	$51,311	$33,323

NOTE 6: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2012 and 2011:

	December 31,
	2012			2011
(dollars in thousands)	Amount	Percent of Total	Weighted Average Rate(1)	Amount	Percent of Total	Weighted Average Rate(1)
NOW and money market accounts	$8,783,795	35.31%	0.41%	$8,757,198	39.22%	0.39%
Savings accounts	4,213,972	16.94	0.31	3,953,859	17.71	0.34
Certificates of deposit	9,120,914	36.66	1.18	7,373,263	33.03	1.33
Non-interest-bearing accounts	2,758,840	11.09	—	2,241,334	10.04	—

Total deposits	$24,877,521	100.00%	0.63%	$22,325,654	100.00%	0.65%

(1)	Excludes the effect of purchase accounting adjustments for certificates of deposits (“CDs”).

At December 31, 2012 and 2011, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $5.2 million and $8.9 million, respectively.

The scheduled maturities of CDs at December 31, 2012 were as follows:

(in thousands)
1 year or less	$5,581,619
More than 1 year through 2 years	2,045,703
More than 2 years through 3 years	819,780
More than 3 years through 4 years	391,625
More than 4 years through 5 years	228,046
Over 5 years	54,141

Total CDs	$9,120,914

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2012:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$955,537	$825,245	$1,019,888	$1,859,414	$4,660,084

At December 31, 2012 and 2011, the aggregate amounts of CDs of $100,000 or more were $4.7 billion and $3.0 billion, respectively.

Included in total deposits at December 31, 2012 and 2011 were brokered deposits of $4.7 billion and $3.9 billion, respectively. Excluding purchase accounting adjustments, brokered deposits had weighted average interest rates of 0.39% and 0.35% at the respective year-ends. Brokered money market accounts represented $3.7 billion and $3.8 billion, respectively, of the year-end 2012 and 2011 totals and brokered non-interest bearing accounts represented $189.2 million and $61.6 million, respectively. Brokered CDs represented $793.8 million of brokered deposits at December 31, 2012. There were no brokered CDs at December 31, 2011.

NOTE 7: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2012 and 2011:

(in thousands)	December 31, 2012	December 31, 2011
Wholesale borrowings:
FHLB advances	$8,842,974	$9,314,193
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	100,000	—

Total wholesale borrowings	13,067,974	13,439,193
Junior subordinated debentures	357,917	426,936
Senior notes	—	89,984
Preferred stock of subsidiaries	4,300	4,300

Total borrowed funds	$13,430,191	$13,960,413

FHLB advances at December 31, 2012 include acquisition accounting adjustments of $24.9 million.

Accrued interest on borrowed funds is included in “other liabilities” in the Consolidated Statements of Condition, and amounted to $28.8 million and $48.0 million, respectively, at December 31, 2012 and 2011.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2012 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2013	$1,235,265	0.53%	$5,365,361	2.89%
2014	103,802	1.99	466	0.66
2015	600,763	3.50	1,515,763	3.13
2016	250,000	4.16	550,000	3.20
2017	2,243,517	3.87	1,410,000	3.41
2018	934,384	3.03	1,141	3.01
2019	1,865,000	3.15	—	—
2022	1,410,000	3.41	—	—
2023	200,000	3.22	—	—
2025	243	7.82	243	7.82

Total FHLB advances	$8,842,974	3.04%	$8,842,974	3.04%

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2012, the Company had $1.2 billion in short-term FHLB advances with a weighted average interest rate of 0.32%. During 2012, the average balance of short-term FHLB advances was $382.4 million, with a weighted average interest rate of 0.36%, generating interest expense of $1.4 million. At December 31, 2011, the Company had $1.6 billion in short-term FHLB advances with a weighted average interest rate of 0.31%. During 2011, the average balance of short-term FHLB advances was $164.8 million with a weighted average interest rate of 0.39%, generating interest expense of $650,000.

At December 31, 2012 and 2011, the Banks had combined unused lines of available credit of up to $5.8 billion and $3.7 billion, respectively, with the FHLB-NY; the respective amounts exclude repurchase agreements. There were no overnight advances outstanding at December 31, 2012 or 2011. At December 31, 2010, the Company had $100.0 million outstanding in overnight advances with the FHLB-NY. In 2010, the average balances of overnight advances amounted to $1.1 million and had a weighted average interest rate of 0.62%. FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral, which may consist of eligible loans or mortgage-related securities.

The interest expense on FHLB advances was $311.8 million, $313.4 million, and $318.8 million, respectively, in the years ended December 31, 2012, 2011, and 2010.

Repurchase Agreements

The following table presents an analysis of the contractual maturities and the next call dates of the Company’s outstanding repurchase agreements at December 31, 2012:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2013	$700,000	3.04%	$3,843,000	3.57%
2015	100,000	2.23	100,000	2.23
2016	345,000	3.95	182,000	3.31
2017	1,080,000	4.08	—	—
2018	1,600,000	3.48	—	—
2020	300,000	2.93	—	—

	$4,125,000	3.53%	$4,125,000	3.53%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2012:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days	$4,125,000	3.53%	$3,292,741	$3,494,445	$935,084	$949,946

The Company had no short-term repurchase agreements outstanding at or during the years ended December 31, 2012, 2011, or 2010.

At December 31, 2012 and 2011, the accrued interest on repurchase agreements amounted to $13.9 million and $13.8 million, respectively. The interest expense on repurchase agreements was $148.3 million, $147.1 million, and $148.4 million, respectively, in the years ended December 31, 2012, 2011, and 2010.

Federal Funds Purchased

At December 31, 2012, federal funds purchased outstanding amounted to $100.0 million. There were no federal funds purchased outstanding at December 31, 2011.

In 2012, the average balance of federal funds purchased amounted to $21.6 million and had a weighted average interest rate of 0.27%, generating interest expense of $58,000. There were no federal funds purchased outstanding at or during the twelve months ended December 31, 2011 and 2010.

Junior Subordinated Debentures

At December 31, 2012 and 2011, the Company had $357.9 million and $426.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out over a three-year period beginning January 1, 2013 and ending January 1, 2016.

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

The following junior subordinated debentures were outstanding at December 31, 2012:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$143,991	$137,640	November 4, 2002	November 1, 2051	November 4, 2007(1)
New York Community Capital Trust X	1.908	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011(2)
PennFed Capital Trust III	3.558	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008(2)
New York Community Capital Trust XI	1.961	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012(2)

Total junior subordinated debentures		$357,917	$345,140

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

On December 31, 2012, the Company redeemed the following junior subordinated debentures totaling $69.2 million: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, LIF Statutory Trust I, and PennFed Capital Trust II. A $2.3 million loss on debt redemption was recorded in non-interest income in the fourth quarter of 2012.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statement of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities is treated as an original issue discount, and amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2012, this discount totaled $67.7 million, reflecting the exchange offer described below.

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

In addition to the trust established in connection with the issuance of the BONUSES units, the Company has three business trusts of which it owns all of the common securities: New York Community Capital Trust X, PennFed Capital Trust III, and New York Community Capital Trust XI (the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the table on the preceding page. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2012, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital.

Interest expense on junior subordinated debentures was $25.0 million, $24.4 million, and $24.4 million, respectively, for the years ended December 31, 2012, 2011, and 2010.

Senior Notes

On December 22, 2008, the Company (on a stand-alone basis) completed an offering of $90.0 million of 2.55% Fixed Rate Senior Notes, due June 22, 2012, at a price of 99.875%. Interest was payable semi-annually in arrears on June 22nd and December 22nd of each year, commencing on June 22, 2009. These notes were guaranteed by the FDIC (for an annual assessment rate of 100 basis points, which was included in interest expense over the life of the debt) under the Temporary Liquidity Guarantee Program (the “TLGP”) and were backed by the full faith and credit of the United States. The senior note issued by the Company was its direct, unconditional, unsecured, and general obligation, and ranked equally with all other senior unsecured indebtedness of the Company. On June 22, 2012, the Company repaid these notes in entirety upon maturity.

Interest expense on senior notes amounted to $1.6 million, $23.8 million, and $24.1 million in the years ended December 31, 2012, 2011, and 2010, respectively.

Preferred Stock of Subsidiaries

On April 7, 2003, the Company, through its then second-tier subsidiary, CFS Investments New Jersey, Inc., completed the sale of $60.0 million of capital securities of Richmond County Capital Corporation (“RCCC”), a wholly-owned real estate investment trust (“REIT”) of the Company, in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended (the “33 Act”). The capital securities consisted of $50.0 million, or 500 shares, of Richmond County Capital Corporation Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, stated value of $100,000 per share (the “Series C Preferred Stock”). Dividends on the Series C Preferred Stock are payable quarterly at an annual rate equal to LIBOR plus 3.25% of its stated value. The Series C Preferred Stock may be redeemed by the Company on or after July 15, 2008. The dividend rate on the Series C Preferred Stock resets quarterly.

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

Dividends on preferred stock of subsidiaries are recorded as interest expense and amounted to $164,000; $223,000; and $1.3 million, respectively, for the years ended December 31, 2012, 2011, and 2010.

NOTE 8: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset at December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Deferred Tax Assets:
Allowance for loan losses	$97,844	$82,800
Compensation and related benefit obligations	22,946	24,208
Acquisition accounting and fair value adjustments on securities (including OTTI)	29,645	48,396
Acquisition accounting adjustments on borrowed funds	10,055	12,979
Non-accrual interest	17,553	24,176
Restructuring and retirement of borrowed funds	—	7,976
Acquisition-related costs	861	975
Other	15,603	15,868

Gross deferred tax assets	194,507	217,378
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$194,507	$217,378

Deferred Tax Liabilities:
Amortizable intangibles	(8,554)	(14,816)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	(43,116)	(29,530)
Mortgage servicing rights	(52,049)	(40,543)
Premises and equipment	(27,868)	(29,333)
Prepaid pension cost	(13,345)	(6,670)
Restructuring and retirement of borrowed funds	(3,871)	—
Other	(9,537)	(14,646)

Gross deferred tax liabilities	(158,340)	(135,538)

Net deferred tax asset	$36,167	$81,840

The net deferred tax asset, which is included in “other assets” in the Consolidated Statements of Condition at December 31, 2012 and 2011, represents the anticipated federal, state, and local tax benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

The Company has determined that at December 31, 2012, all deductible temporary differences are more likely than not to provide a benefit in reducing future federal, state, and local tax liabilities, as applicable.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010:

	December 31,
(in thousands)	2012	2011	2010
Federal – current	$206,748	$186,936	$220,785
State and local – current	30,070	41,000	33,636

Total current	236,818	227,936	254,421

Federal – deferred	34,275	28,672	34,862
State and local – deferred	8,710	(2,068)	7,171

Total deferred	42,985	26,604	42,033

Total income tax expense	$279,803	$254,540	$296,454

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) for the years ended December 31, 2012, 2011, and 2010:

	December 31,
(in thousands)	2012	2011	2010
Statutory federal income tax expense at 35%	$273,318	$257,102	$293,115
State and local income taxes, net of federal income tax effect	25,207	25,306	26,525
Effect of tax deductibility of ESOP	(6,910)	(6,739)	(5,243)
Non-taxable income and expense of BOLI	(10,578)	(9,848)	(9,805)
Federal tax credits	(2,083)	(6,194)	(5,955)
Adjustments relating to prior tax years	86	(5,152)	(1,342)
Other, net	763	65	(841)

Total income tax expense	$279,803	$254,540	$296,454

FASB guidance prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.

As of December 31, 2012, the Company had $24.2 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts.

The total amount of net unrecognized tax benefits at December 31, 2012 that would affect the effective tax rate, if recognized, was $15.7 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2012, 2011, and 2010, the Company recognized income tax expense (benefit) attributed to interest and penalties of $1.0 million, $(2.5) million, and $(1.1) million, respectively. Accrued interest and penalties on tax liabilities were $2.5 million at December 31, 2012 and $1.1 million at December 31, 2011.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2012, 2011, and 2010:

	December 31,
(in thousands)	2012	2011	2010
Uncertain tax positions at beginning of year	$8,922	$13,068	$9,327
Additions for tax positions relating to current-year operations	4,365	457	6,103
Additions for tax positions relating to prior tax years	11,890	—	2,221
Subtractions for tax positions relating to prior tax years	(457)	(4,603)	(2,677)
Reductions in balance due to settlements	(500)	—	(1,906)

Uncertain tax positions at end of year	$24,220	$8,922	$13,068

The Company and its acquired companies have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings of the Company for tax years 2009 through the present;

•	New York State tax filings of the Company for tax years 2007 through the present;

•	New York City tax filings of the Company for tax years 2011 through the present; and

•	New Jersey tax filings of the Company and certain acquired companies for tax years 2008 through the present.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits. Such adjustments include settlements of audits covering federal taxes for years 2009 and 2010 and New York State taxes for years 2007 through 2009. The Company does not expect that such settlements will have a material impact on tax expense. In addition, the Company does not believe that the ranges of possible adjustments for each federal, state, and local tax position would be material.

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2012, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related net deferred tax liability of $21.5 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2012 and 2011, the Company had pledged mortgage-related securities held to maturity with carrying values of $3.1 billion and $3.0 billion, respectively. The Company also had pledged other securities held to maturity with carrying values of $946.8 million and $617.8 million at the respective dates. In addition, the Company had pledged available-for-sale mortgage-related securities and other securities with respective carrying values of $151.2 million and $45.1 million at December 31, 2012, and of $158.0 million and $432.5 million at December 31, 2011. The pledged securities primarily serve as collateral for the Company’s repurchase agreements.

Loan Commitments and Letters of Credit

At December 31, 2012 and 2011, the Company had commitments to originate loans, including unused lines of credit, of $3.0 billion and $2.7 billion, respectively. The majority of the outstanding loan commitments at December 31, 2012 and 2011 had adjustable interest rates and were expected to close within 90 days of the respective dates.

The following table sets forth the Company’s off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2012:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$946,630
Acquisition, development, and construction	103,534
One-to-four family held for sale	1,622,463

Total mortgage loan commitments	$2,672,627
Other loan commitments	278,644

Total loan commitments	$2,951,271
Commercial, performance, and financial stand-by letters of credit	188,933

Total commitments	$3,140,204

Lease and License Commitments

At December 31, 2012, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2013	$24,701
2014	22,245
2015	17,908
2016	16,124
2017	13,936
2018 and thereafter	40,547

Total minimum future rentals	$135,461

The rental expense under these leases is included in “occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to approximately $32.5 million, $28.1 million, and $34.0 million, respectively, in the years ended December 31, 2012, 2011, and 2010. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $3.4 million, $3.8 million, and $2.7 million in the corresponding periods. There was no minimum future rental income under non-cancelable sublease agreements at December 31, 2012.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2012:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$24,039	$237	$24,276	$43,545
Performance stand-by letters of credit	10,083	—	10,083	13,124
Commercial letters of credit	17,481	—	17,481	132,264

	$51,603	$237	$51,840	$188,933

The maximum potential amount of future payments represents the notional amounts that could be funded and lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of performance, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that it has sold or otherwise transferred to a third party. Also outstanding at December 31, 2012 were $96,000 of bankers’ acceptances.

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

Visa claims that all Visa U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa continues to set aside amounts in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and reduced the amount of shares allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Company has a $1.9 million liability based on its best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved. Depending on the outcome of the Covered Litigation, the Company could incur an increase or a reduction in the value of its membership interest in Visa, the amount of which is not expected to be material.

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

NOTE 10: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	December 31,
(in thousands)	2012	2011
Balance at beginning of year	$2,436,131	$2,436,159
Accounting adjustments	—	(28)

Balance at end of year	$2,436,131	$2,436,131

Core Deposit Intangibles

As previously noted, the Company has CDI stemming from its various business combinations with other banks and thrifts. CDI is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2012, 2011, or 2010. If an impairment loss is determined to exist in the future, the loss will be recorded in non-interest expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

Mortgage Servicing Rights

The Company had MSRs of $144.7 million and $117.0 million, respectively, at December 31, 2012 and 2011. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized.

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

The value of residential MSRs at any given time is significantly affected by the mortgage interest rates that are then currently available in the marketplace which, in turn, influence mortgage loan prepayment speeds. During periods of declining interest rates, the value of MSRs generally declines as an increase in mortgage refinancing activity results in an increase in prepayments. Conversely, during periods of rising interest rates, the value of MSRs generally increases as mortgage refinancing activity declines.

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

The following table sets forth the changes in the balances of residential and securitized MSRs for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012		2011
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$116,416	$596	$106,186	$1,192
Additions	116,407	—	82,060	—
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	(20,938)	—	(24,537)	—
Due to other changes(1)	(67,365)	—	(47,293)	—
Amortization	—	(403)	—	(596)

Carrying value, end of period	$144,520	$193	$116,416	$596

(1)	Includes net servicing cash flows and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	December 31,
	2012	2011
Weighted Average Expected Life	64 months	69 months
Constant Prepayment Speed	15.4%	14.2%
Discount Rate	10.5	10.0
Primary Mortgage Rate to Refinance	3.6	4.1
Cost to Service (per loan per year):
Current	$53	$53
30-59 days delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As noted above, there were no changes in the assumed servicing costs.

Analyses of CDI and MSRs

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI and MSRs as of December 31, 2012:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$234,364	$(202,340)	$32,024
Mortgage servicing rights	155,698	(10,985)	144,713

Total	$390,062	$(213,325)	$176,737

For the year ended December 31, 2012, amortization expenses related to CDI totaled $19.6 million. The Company assessed the useful lives of its intangible assets at December 31, 2012 and deemed them to be appropriate. There were no impairment losses recorded for the years ended December 31, 2012, 2011, or 2010.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI and MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights	Total
2013	$15,784	$161	$15,945
2014	8,307	32	8,339
2015	5,354	—	5,354
2016	2,400	—	2,400
2017 and thereafter	179	—	179

Total remaining intangible assets	$32,024	$193	$32,217

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

The following tables set forth certain information regarding the New York Community Plan as of the dates indicated:

	December 31,
(in thousands)	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$134,159	$116,566
Interest cost	5,885	5,964
Actuarial loss	11,865	19,852
Annuity payments	(6,252)	(5,931)
Settlements	(3,043)	(2,292)

Benefit obligation at end of year	$142,614	$134,159

Change in Plan Assets:
Fair value of assets at beginning of year	$150,671	$142,204
Actual return (loss) on plan assets	16,247	(7,310)
Contributions	30,000	24,000
Annuity payments	(6,252)	(5,931)
Settlements	(3,043)	(2,292)

Fair value of assets at end of year	$187,623	$150,671

Funded status (included in other assets)	$45,009	$16,512

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial gain	(9,737)	(4,758)
Net actuarial loss arising during the year	8,874	39,693

Total recognized in other comprehensive loss for the year (pre-tax)	$(863)	$34,935

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	92,879	93,742

Total accumulated other comprehensive loss (pre-tax)	$92,879	$93,742

In 2013, an estimated $9.4 million of unrecognized net actuarial loss for the defined benefit pension plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2012 was $9.7 million. No prior service cost will be amortized in 2013 and none was amortized in 2012. The discount rates used to determine the benefit obligation at December 31, 2012 and 2011 were 3.9% and 4.5%, respectively.

The discount rate reflects rates at which the benefit obligation could be effectively settled. To determine this rate, the Company considers rates of return on high-quality fixed-income investments that are currently available and are expected to be available during the period until payment of the pension benefits. The expected future payments are discounted based on a portfolio of high-quality rated bonds (above-median AA curve) for which the Company relies on the Citigroup Pension Liability Index published as of the measurement date.

The components of net periodic pension expense (credit) were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Components of Net Periodic Pension Expense (Credit):
Interest cost	$5,885	$5,964	$6,057
Expected return on plan assets	(13,256)	(12,531)	(11,463)
Amortization of prior service cost	—	—	196
Amortization of unrecognized actuarial loss	9,737	4,758	5,145

Net periodic pension expense (credit)	$2,366	$(1,809)	$(65)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2012	2011	2010
Discount rate	4.5%	5.3%	5.8%
Expected rate of return on plan assets	9.0	9.0	9.0

New York Community Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private placement fund, and in the Company’s common stock. At December 31, 2012 and 2011, the amounts of New York Community Plan assets invested in the Company’s common stock were $18.9 million and $15.5 million, respectively.

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

In addition, significant consideration is given to the Plan’s funding levels when determining the overall asset allocation. If the New York Community Plan is considered to be well funded, approximately 65% of its assets are allocated to equity securities (i.e., equity mutual funds) and approximately 35% to debt securities (i.e., bond mutual funds). These were the allocations at December 31, 2012. If the New York Community Plan does not satisfy the criteria for a well funded plan, approximately 50% of the Plan’s assets are allocated to equity securities and approximately 50% are allocated to debt securities. Asset rebalancing is scheduled when the investment mix varies more than 10% in either direction from the target.

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

The following table presents information about the investments held by the New York Community Plan as of December 31, 2012:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds – Equity:
Large-cap value(1)	$15,237	$15,237	$—	$—
Small-cap core(2)	19,107	19,107	—	—
Large-cap growth(3)	11,045	11,045	—	—
International core(4)	20,360	20,360	—	—
Common/Collective Trusts – Equity:
Large-cap core(5)	17,386	—	17,386	—
Large-cap value(6)	8,936	—	8,936	—
Large-cap growth(7)	11,743	—	11,743	—
Common/Collective Trusts – Fixed Income:
Market duration fixed(8)	64,953	—	64,953	—
Equity Securities:
Company common stock	18,856	18,856	—	—

	$187,623	$84,605	$103,018	$—

(1)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around the Russell 1000 Index. The portfolio holds approximately 150 stocks.
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio will typically hold more than 150 stocks.
(3)	This category consists of a mutual fund that seeks fast growing large-cap companies with sustainable franchises and positive price momentum. The portfolio holds 60 to 90 stocks.
(4)	This category has investments in medium to large non-US companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems.
(5)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(6)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(7)	This category consists of a portfolio of between 35 and 55 stocks of fast-growing, predictable, and cyclical large cap growth companies.
(8)	This category consists of an index fund that tracks the Barclays Capital U. S. Aggregate Bond Index. The fund invests in treasury, agency, corporate, mortgage-backed, and asset-backed securities.

Current Asset Allocation

The weighted average asset allocations for the New York Community Plan as of December 31, 2012 and 2011 were as follows:

	At December 31,
	2012	2011
Equity securities	65%	63%
Debt securities	35	37

Total	100%	100%

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

Expected Contributions

The Company does not expect to contribute to the New York Community Plan in 2013.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the New York Community Plan during the years indicated:

(in thousands)
2013	$6,871
2014	6,955
2015	7,029
2016	7,061
2017	7,200
2018 and thereafter	37,166

Total	$72,282

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

The following tables set forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2012	2011
Change in Benefit Obligation:
Benefit obligation at beginning of year	$17,155	$15,998
Service cost	7	5
Interest cost	641	720
Actuarial loss	3,293	1,291
Premiums/claims paid	(777)	(859)

Benefit obligation at end of year	$20,319	$17,155

Change in Plan Assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	777	859
Premiums/claims paid	(777)	(859)

Fair value of assets at end of year	$—	$—

Funded status (included in other liabilities)	$(20,319)	$(17,155)

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(505)	(411)
Net loss arising during the year	3,293	1,292

Total recognized in other comprehensive loss for the year (pre-tax)	$3,037	$1,130

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(2,280)	$(2,529)
Actuarial loss, net	10,265	7,477

Total accumulated other comprehensive loss (pre-tax)	$7,985	$4,948

The discount rates used in the preceding table were 3.5% and 3.9%, respectively, at December 31, 2012 and 2011.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost over the next fiscal year are $657,000 and $249,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2012	2011	2010
Components of Net Periodic Benefit Cost:
Service cost	$7	$5	$4
Interest cost	641	720	793
Amortization of prior service cost	(249)	(249)	(249)
Amortization of unrecognized actuarial loss	505	411	313

Net periodic benefit cost	$904	$887	$861

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2012	2011	2010
Discount rate	3.9%	4.7%	5.3%
Current medical trend rate	8.0	9.0	9.0
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2018	2015	2014

Had the assumed medical trend rate at December 31, 2012 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $935,000, and the aggregate of the benefits earned and the interest components of 2012 net post-retirement benefit cost would each have increased by $22,000. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2012 would have declined by $790,000, and the aggregate of the benefits earned and the interest components of 2012 net post-retirement benefit cost would each have declined by $18,000.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan will be used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.5 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2013.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2013	$1,515
2014	1,499
2015	1,472
2016	1,449
2017	1,416
2018 and thereafter	6,460

Total	$13,811

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

In 2012, 2011, and 2010, the Company allocated 644,007; 526,800; and 472,841 shares, respectively, to participants in the ESOP. For the years ended December 31, 2012, 2011, and 2010, the Company recorded ESOP-related compensation expense of $8.4 million, $7.0 million, and $9.1 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,369,311 and 1,268,102 shares at December 31, 2012 and 2011, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2012, 2011, or 2010.

Stock Incentive and Stock Option Plans

At December 31, 2012, the Company had a total of 18,987,673 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Under the 2012 Stock Incentive Plan, the Company granted 43,000 shares of restricted stock during the twelve months ended December 31, 2012 with an average fair value of $12.53 per share on the date of grant. During 2012, 2011, and 2010, respectively, 2,040,425, 1,693,000, and 463,000 shares of restricted stock were granted under the 2006 Stock Incentive Plan. The respective shares had average fair values of $12.78, $18.30, and $16.29 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2012, 2011, and 2010 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $20.7 million, $16.7 million, and $10.9 million, respectively, for the years ended December 31, 2012, 2011, and 2010.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2012:

	For the Year Ended December 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	3,429,440	16.11
Granted	2,083,425	12.78
Vested	(1,034,420)	15.45
Cancelled	(92,200)	14.02

Unvested at end of year	4,386,245	14.73

As of December 31, 2012, unrecognized compensation cost relating to unvested restricted stock totaled $50.1 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

In addition, the Company had eight stock option plans at December 31, 2012: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during 2012, 2011, or 2010, the Company did not record any compensation and benefits expense relating to stock options during those years.

The Company either issues new shares of common stock to satisfy the exercise of options or the Company may also use common stock held in Treasury to satisfy the exercise of options. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2012, 2011, and 2010, respectively, there were 2,641,344; 9,006,944; and 12,443,676 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,840 at December 31, 2012.

The status of the Stock Option Plans at December 31, 2012 and changes that occurred during the year ended at that date are summarized below:

	For the Year Ended December 31, 2012
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	9,006,944	$15.60
Granted	—	—
Exercised	—	—
Expired/forfeited	(6,365,600)	15.15

Stock options outstanding, end of year	2,641,344	16.68
Options exercisable at year-end	2,641,344	16.68

The intrinsic value of stock options outstanding and exercisable at December 31, 2012 was $96,000. There were no stock options exercised during the twelve months ended December 31, 2012. The intrinsic values of options exercised during the years ended December 31, 2011 and 2010 were $1.9 million and $3.1 million, respectively.

NOTE 13: FAIR VALUE MEASUREMENTS

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2012 and 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$92,679	$—	$—	$92,679
GSE CMOs	—	67,160	—	—	67,160
Private label CMOs	—	17,416	—	—	17,416

Total mortgage-related securities	$—	$177,255	$—	$—	$177,255

Other Securities Available for Sale:
GSE debentures	$—	$—	$—	$—	$—
Corporate bonds	—	—	—	—	—
U. S. Treasury obligations	—	—	—	—	—
State, county, and municipal	—	46,296	—	—	46,296
Capital trust notes	—	19,866	18,569	—	38,435
Preferred stock	124,734	284	—	—	125,018
Common stock	39,682	2,580	—	—	42,262

Total other securities	$164,416	$69,026	$18,569	$—	$252,011

Total securities available for sale	$164,416	$246,281	$18,569	$—	$429,266

Other Assets:
Loans held for sale	$—	$1,204,370	$—	$—	$1,204,370
Mortgage servicing rights	—	—	144,520	—	144,520
Interest rate lock commitments	—	—	21,446	—	21,446
Derivative assets-other(1)	5,939	2,910	—	(4,730)	4,119
Liabilities:
Derivative liabilities	$(2,303)	$(5,808)	$—	$4,730	$(3,381)

(1)	Includes the $5.3 million cost to purchase Treasury options.

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$102,645	$—	$—	$102,645
GSE CMOs	—	65,276	—	—	65,276
Private label CMOs	—	24,041	—	—	24,041

Total mortgage-related securities	$—	$191,962	$—	$—	$191,962

Other Securities Available for Sale:
GSE debentures	$—	$458,766	$—	$—	$458,766
State, county, and municipal	—	1,285	—	—	1,285
Capital trust notes	—	14,125	18,078	—	32,203
Preferred stock	—	195	—	—	195
Common stock	37,026	3,225	—	—	40,251

Total other securities	$37,026	$477,596	$18,078	$—	$532,700

Total securities available for sale	$37,026	$669,558	$18,078	$—	$724,662

Other Assets:
Loans held for sale	$—	$1,036,918	$—	$—	$1,036,918
Mortgage servicing rights	—	—	116,416	—	116,416
Interest rate lock commitments	—	—	15,633	—	15,633
Derivative assets-other	9,004	762	—	—	9,766
Liabilities:
Derivative liabilities	$(20)	$(11,742)	$—	$—	$(11,762)

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

Changes in Level 3 Fair Value Measurements

The following tables present a roll-forward of the balance sheet amounts for the years ended December 31, 2012 and 2011 (including the change in fair value) for financial instruments classified in Level 3 of the valuation hierarchy.

	Fair Value January 1, 2012	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2012	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2012
(in thousands)		Income	Comprehensive (Loss) Income
Available-for-sale capital securities	$18,078	$—	$3,545	$—	$—	$(3,054)	$18,569	$3,415
Mortgage servicing rights	116,416	(88,303)	—	116,407	—	—	144,520	(20,938)
Interest rate lock commitments	15,633	5,813	—	—	—	—	21,446	21,446

(in thousands)	Fair Value January 1, 2011	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2011	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2011
		Income	Comprehensive (Loss) Income
Available-for-sale capital securities and preferred stock	$34,808	$(6,160)	$(8,479)	$—	$—	$(2,091)	$18,078	$(14,639)
Mortgage servicing rights	106,186	(71,830)	—	82,060	—	—	116,416	(71,830)
Interest rate lock commitments	53	15,580	—	—	—	—	15,633	15,580

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. During the years ended December 31, 2012 and 2011, the Company transferred certain trust preferred securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. In addition, during the twelve months ended December 31, 2011, $18.1 million of OTTI was recognized on certain preferred stock that had been classified as Level 3. There were no gains or losses recognized as a result of the transfer of securities during the years ended December 31, 2012 and 2011. There were no transfers of securities between Levels 1 and 2 for the years ended December 31, 2012 or 2011.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Dec. 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Capital trust notes	$18,569	Discounted Cash Flow	Weighted Average Discount Rate(1)	5.09%
Mortgage Servicing Rights	144,520	Discounted Cash Flow	Weighted Average Constant Prepayment Rate(2)	15.40
			Weighted Average Discount Rate	10.50
Interest Rate Lock Commitments	21,446	Pricing Model	Weighted Average Closing Ratio	76.51

(1)	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatility.
(2)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$76,704	$76,704
Other assets(1)	—	22,664	—	22,664

Total	$—	$22,664	$76,704	$99,368

(1)	Represents the fair value of OREO, based on the appraised value of collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$72,582	$72,582
Other assets(1)	—	26,810	—	26,810

Total	$—	$26,810	$72,582	$99,392

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and the fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2012 and 2011:

	December 31, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,427,258	$2,427,258	$2,427,258		$—		$—
Securities held to maturity	4,484,262	4,705,960	—		4,648,766		57,194
FHLB stock(1)	469,145	469,145	—		469,145		—
Loans, net	31,580,636	31,977,472	—		—		31,977,472
Mortgage servicing rights	193	193	—		—		193
Financial Liabilities:
Deposits	$24,877,521	$24,909,496	$15,756,607	(2)	$9,152,889	(3)	$—
Borrowed funds	13,430,191	14,935,580	—		14,935,580		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Represents certificates of deposit.

	December 31, 2011
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,001,737	$2,001,737	$2,001,737		$—		$—
Securities held to maturity	3,815,854	3,966,185	—		3,890,970		75,215
FHLB stock(1)	490,228	490,228	—		490,228		—
Loans, net	30,152,154	30,755,121	—		—		30,755,121
Mortgage servicing rights	596	596	—		—		596
Financial Liabilities:
Deposits	$22,325,654	$22,372,535	$14,952,391	(2)	$7,420,144	(3)	$—
Borrowed funds	13,960,413	15,423,474	—		15,423,474		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Represents certificates of deposit.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2012 and 2011.

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

The Company held derivatives with a notional amount of $5.8 billion at December 31, 2012. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2012:

	December 31, 2012
	Notional Amount	Unrealized(1)
(in thousands)		Gain	Loss
Treasury options	$685,000	$575	$2,230
Eurodollar futures	150,000	6	73
Forward commitments to sell loans/mortgage-backed securities	2,484,500	1,805	5,712
Forward commitments to buy loans/mortgage-backed securities	870,000	1,105	96
Interest rate lock commitments	1,568,027	21,446	—

Total derivatives	$5,757,527	$24,937	$8,111

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2012 and 2011:

	Gain (Loss) Included in Mortgage Banking Income
	For the Twelve Months Ended December 31,
(in thousands)	2012	2011
Treasury options	$(120)	$19,063
Eurodollar futures	(1,468)	(2,456)
Forward commitments to buy/sell loans/mortgage-backed securities	3,026	(37,434)

Total gain (loss)	$1,438	$(20,827)

NOTE 15: DIVIDEND RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Department of Financial Services (the “NYDFS”) if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal, state, and local taxes. In 2012, dividends of $485.0 million were paid by the Banks to the Parent Company. At December 31, 2012, the Banks could have paid additional dividends of $301.8 million to the Parent Company without regulatory approval.

NOTE 16: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2012	2011
ASSETS:
Cash and cash equivalents	$113,745	$241,268
Securities available for sale	2,662	3,815
Investments in subsidiaries	5,890,134	5,839,263
Receivables from subsidiaries	6,580	6,171
Other assets	28,617	28,463

Total assets	$6,041,738	$6,118,980

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Senior notes	$—	$89,984
Junior subordinated debentures	357,917	426,936
Other liabilities	27,557	36,356

Total liabilities	385,474	553,276

Stockholders’ equity	5,656,264	5,565,704

Total liabilities and stockholders’ equity	$6,041,738	$6,118,980

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2012	2011	2010
Interest income	$1,121	$1,064	$969
Dividends received from subsidiaries	485,000	555,000	335,000
Loss on debt redemption	(2,313)	—	—
Other income	1,174	753	767

Gross income	484,982	556,817	336,736
Operating expenses	44,651	42,185	39,394

Income before income tax benefit and equity in undistributed (overdistributed) earnings of subsidiaries	440,331	514,632	297,342
Income tax benefit	20,029	16,445	17,127

Income before equity in undistributed (overdistributed) earnings of subsidiaries	460,360	531,077	314,469
Equity in undistributed (overdistributed) earnings of subsidiaries	40,746	(51,040)	226,548

Net income	$501,106	$480,037	$541,017

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$501,106	$480,037	$541,017
Change in other assets	(154)	23,990	3,004
Change in other liabilities	(8,799)	15,352	(3,420)
Other, net	21,474	21,530	8,038
Equity in (undistributed) overdistributed earnings of subsidiaries	(40,746)	51,040	(226,548)

Net cash provided by operating activities	472,881	591,949	322,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	1,276	2,459	634
Change in receivable from subsidiaries, net	(409)	1,870	(4,423)

Net cash provided by (used in) investing activities	867	4,329	(3,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	—	28,935
Treasury stock purchases	(3,522)	(3,696)	(4,054)
Cash dividends paid on common stock	(438,539)	(436,914)	(434,366)
Net cash received from exercise of stock options	—	3,519	5,436
Payments for debt redemptions	(159,210)	—	—

Net cash used in financing activities	(601,271)	(437,091)	(404,049)

Net (decrease) increase in cash and cash equivalents	(127,523)	159,187	(85,747)

Cash and cash equivalents at beginning of year	241,268	82,081	167,828

Cash and cash equivalents at end of year	$113,745	$241,268	$82,081

NOTE 17: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board of Governors (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC.

The following tables present the regulatory capital ratios for the Company at December 31, 2012 and 2011, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2012	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,605,671	8.84%	$3,605,671	13.38%	$3,800,221	14.11%
Minimum for capital adequacy purposes	1,631,267	4.00	1,077,615	4.00	2,155,230	8.00

Excess	$1,974,404	4.84%	$2,528,056	9.38%	$1,644,991	6.11%

			Risk-Based Capital
At December 31, 2011	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,580,302	9.09%	$3,580,302	13.59%	$3,750,915	14.23%
Minimum for capital adequacy purposes	1,575,464	4.00	1,054,144	4.00	2,108,287	8.00

Excess	$2,004,838	5.09%	$2,526,158	9.59%	$1,642,628	6.23%

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2012, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2012, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2012 and 2011 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2012	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,156,127	8.33%	$3,156,127	12.50%	$3,338,196	13.22%
Minimum for capital adequacy purposes	1,514,709	4.00	1,010,199	4.00	2,020,397	8.00

Excess	$1,641,418	4.33%	$2,145,928	8.50%	$1,317,799	5.22%

			Risk-Based Capital
At December 31, 2011	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,125,359	8.46%	$3,125,359	12.78%	$3,283,502	13.42%
Minimum for capital adequacy purposes	1,478,304	4.00	978,548	4.00	1,957,097	8.00

Excess	$1,647,055	4.46%	$2,146,811	8.78%	$1,326,405	5.42%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2012 and 2011 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2012	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$345,111	11.59%	$345,111	16.64%	$357,504	17.24%
Minimum for capital adequacy purposes	119,132	4.00	82,966	4.00	165,932	8.00

Excess	$225,979	7.59%	$262,145	$12.64%	$191,572	9.24%

			Risk-Based Capital
At December 31, 2011	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$322,611	13.01%	$322,611	17.01%	$335,509	17.69%
Minimum for capital adequacy purposes	99,219	4.00	75,862	4.00	151,724	8.00

Excess	$223,392	9.01%	$246,749	13.01%	$183,785	9.69%

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

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, the Company allocates capital, funding charges and credits, certain non-interest expenses, and income tax provisions to each segment, as applicable. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and/or as business or product lines within the segments change. In addition, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

Banking Operations Segment

The Banking Operations Segment serves individual and business customers by offering and servicing a variety of loan and deposit products and other financial services.

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, sells, aggregates, and services one-to-four family mortgage loans. Mortgage loan products include conventional and jumbo fixed- and adjustable-rate loans for the purpose of purchasing or refinancing one-to-four family residential properties. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses from the sale of such loans.

The following tables provide a summary of the Company’s segment results for the years ended December 31, 2012 and 2011, on an internally managed accounting basis:

	For the Twelve Months Ended December 31, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$116,063	$181,290	$297,353
Non-interest income – inter-segment	(14,795)	14,795	—

Total non-interest income	101,268	196,085	297,353

Net interest income	1,128,591	31,430	1,160,021

Total net revenues	1,229,859	227,515	1,457,374
Provision for loan losses	62,988	—	62,988
Non-interest expense(2)	533,911	79,566	613,477

Income before income tax expense	632,960	147,949	780,909
Income tax expense	222,325	57,478	279,803

Net income	$410,635	$90,471	$501,106

Identifiable segment assets (period-end)	$42,680,290	$1,464,810	$44,145,100

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Twelve Months Ended December 31, 2011
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$153,307	$82,018	$235,325
Non-interest income – inter-segment	(16,699)	16,699	—

Total non-interest income	136,608	98,717	235,325

Net interest income	1,176,137	24,284	1,200,421

Total net revenues	1,312,745	123,001	1,435,746
Provision for loan losses	100,420	—	100,420
Non-interest expense(2)	531,264	69,485	600,749

Income before income tax expense	681,061	53,516	734,577
Income tax expense	233,963	20,577	254,540

Net income	$447,098	$32,939	$480,037

Identifiable segment assets (period-end)	$40,796,101	$1,228,201	$42,024,302

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

NOTE 19: SUBSEQUENT EVENTS

The Company evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto took place through the date these financial statements were issued (March 1, 2013) and determined that no such subsequent events occurred during this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNT FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited New York Community Bancorp, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

March 1, 2013

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2012 was effective using these criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2013 (hereafter referred to as our “2013 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2013 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,641,344	$16.68	18,999,513
Equity compensation plans not approved by security holders	—	—	—

Total	2,641,344	$16.68	18,999,513

Information relating to the security ownership of certain beneficial owners and management appears in our 2013 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2013 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2013 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2012 and 2011;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2012;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2012;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Amended and Restated Bylaws(3)

4.1	Specimen Stock Certificate(4)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto(5)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli(6)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan(6)

10.4	Synergy Financial Group, Inc. 2003 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(7)

10.5	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)(7)

10.6	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers(8)

10.7	Form of Queens County Bancorp, Inc. 1993 Incentive Stock Option Plan(9)

10.8	Form of Queens County Savings Bank Employee Severance Compensation Plan(8)

10.9	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan(8)

10.10	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust(8)

10.11	Incentive Savings Plan of Queens County Savings Bank(10)

10.12	Retirement Plan of Queens County Savings Bank(8)

10.13	Supplemental Benefit Plan of Queens County Savings Bank(11)

10.14	Excess Retirement Benefits Plan of Queens County Savings Bank(8)

10.15	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan(8)

10.16	New York Community Bancorp, Inc. 1997 Stock Option Plan(12)

10.17	Richmond County Financial Corp. 1998 Stock-Based Incentive Plan(13)

10.18	Amended and Restated Roslyn Bancorp, Inc. 1997 Stock-Based Incentive Plan(14)

10.19	Roslyn Bancorp, Inc. 2001 Stock-Based Incentive Plan(14)

10.20	Long Island Financial Corp. 1998 Stock Option Plan, as amended(15)

10.21	TR Financial Corp. 1993 Incentive Stock Option Plan, as amended and restated(14)

10.22	Haven Bancorp, Inc. Incentive Stock Option Plan, as amended and restated(16)

10.23	Haven Bancorp, Inc. Stock Option Plan for Outside Directors, as amended and restated(16)

10.24	Amended and Restated Bayonne Bancshares 1995 Stock Option Plan (as assumed by Richmond County Financial Corp.)(15)

10.25	New York Community Bancorp, Inc. Management Incentive Compensation Plan(17)

10.26	New York Community Bancorp, Inc. 2006 Stock Incentive Plan(17)

10.27	New York Community Bancorp, Inc. 2012 Stock Incentive Plan(18)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 1, 2013 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2012
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(7)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(8)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85684
(10)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(11)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(12)	Incorporated by reference to Exhibit A filed with the 1997 Proxy Statement for the Annual Meeting of Shareholders held on April 16, 1997, as amended, as reflected in the Company’s Proxy Statement for the Annual Meeting of Shareholders held on May 15, 2002
(13)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(14)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on November 10, 2003, Registration No. 333-110361
(15)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(16)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on December 15, 2000, Registration No. 333-51998
(17)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(18)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2013	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	3/1/13	/s/ Thomas R. Cangemi	3/1/13
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	3/1/13
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	3/1/13	/s/ Maureen E. Clancy	3/1/13
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/s/ Hanif W. Dahya	3/1/13	/s/ William C. Frederick, M.D.	3/1/13
Hanif W. Dahya		William C. Frederick, M.D.
Director		Director

/s/ Max L. Kupferberg	3/1/13	/s/ Michael J. Levine	3/1/13
Max L. Kupferberg		Michael J. Levine
Director		Director

/s/ James J. O’Donovan	3/1/13	/s/ Ronald A. Rosenfeld	3/1/13
James J. O’Donovan		Ronald A. Rosenfeld
Director		Director

/s/ John M. Tsimbinos	3/1/13	/s/ Spiros J. Voutsinas	3/1/13
John M. Tsimbinos		Spiros J. Voutsinas
Director		Director

/s/ Robert Wann	3/1/13
Robert Wann
Senior Executive Vice President, Chief Operating Officer, and Director