Form 10-Q
period 2013-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2013-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Yes        No  X

440,858,405
Number of shares of common stock outstanding at May 2, 2013

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2013

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2013 (unaudited)	December 31, 2012
Assets:
Cash and cash equivalents	$2,055,058	$2,427,258
Securities:
Available-for-sale ($91,483 and $196,300 pledged, respectively)	324,361	429,266
Held-to-maturity ($4,845,118 and $4,084,380 pledged, respectively) (fair value of $5,320,255 and $4,705,960, respectively)	5,139,826	4,484,262

Total securities	5,464,187	4,913,528

Non-covered loans held for sale	718,095	1,204,370
Non-covered loans held for investment, net of deferred loan fees and costs	28,114,377	27,284,464
Less: Allowance for losses on non-covered loans	(140,387)	(140,948)

Non-covered loans held for investment, net	27,973,990	27,143,516
Covered loans	3,166,897	3,284,061
Less: Allowance for losses on covered loans	(55,813)	(51,311)

Covered loans, net	3,111,084	3,232,750

Total loans, net	31,803,169	31,580,636
Federal Home Loan Bank stock, at cost	456,557	469,145
Premises and equipment, net	264,660	264,149
FDIC loss share receivable	548,604	566,479
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	27,603	32,024
Mortgage servicing rights	172,978	144,713
Bank-owned life insurance	873,506	867,250
Other real estate owned (includes $46,887 and $45,115, respectively, covered by loss sharing agreements)	117,206	74,415
Other assets	292,059	369,372

Total assets	$44,511,718	$44,145,100

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$9,297,827	$8,783,795
Savings accounts	4,846,361	4,213,972
Certificates of deposit	8,652,828	9,120,914
Non-interest-bearing accounts	2,680,656	2,758,840

Total deposits	25,477,672	24,877,521
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	8,566,301	8,842,974
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	125,000	100,000

Total wholesale borrowings	12,816,301	13,067,974
Junior subordinated debentures	357,967	357,917
Other borrowings	4,300	4,300

Total borrowed funds	13,178,568	13,430,191
Other liabilities	189,864	181,124

Total liabilities	38,846,104	38,488,836

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 440,867,068 and 439,133,951 shares issued, and 440,867,068 and 439,050,966 shares outstanding, respectively)	4,409	4,391
Paid-in capital in excess of par	5,327,491	5,327,111
Retained earnings	396,242	387,534
Treasury stock, at cost (0 and 82,985 shares, respectively)	--	(1,067)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	10,277	12,614
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(13,497)	(13,525)
Net unrealized loss on pension and post-retirement obligations, net of tax	(59,308)	(60,794)

Total accumulated other comprehensive loss, net of tax	(62,528)	(61,705)

Total stockholders’ equity	5,665,614	5,656,264

Total liabilities and stockholders’ equity	$44,511,718	$44,145,100

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Interest Income:
Mortgage and other loans	$366,999	$398,184
Securities and money market investments	45,808	48,454

Total interest income	412,807	446,638

Interest Expense:
NOW and money market accounts	9,175	8,733
Savings accounts	4,021	3,496
Certificates of deposit	22,235	23,720
Borrowed funds	102,200	122,275

Total interest expense	137,631	158,224

Net interest income	275,176	288,414
Provision for losses on non-covered loans	5,000	15,000
Provision for losses on covered loans	4,502	--

Net interest income after provision for loan losses	265,674	273,414

Non-Interest Income:
Mortgage banking income	26,109	35,165
Fee income	8,772	9,758
Bank-owned life insurance	7,253	9,585
Gain on sales of securities	16,622	718
FDIC indemnification income	3,602	--
Other income	13,193	6,770

Total non-interest income	75,551	61,996

Non-Interest Expense:
Operating expenses:
Compensation and benefits	83,506	73,617
Occupancy and equipment	23,600	21,884
General and administrative	44,569	49,517

Total operating expenses	151,675	145,018
Amortization of core deposit intangibles	4,421	5,159

Total non-interest expense	156,096	150,177

Income before income taxes	185,129	185,233
Income tax expense	66,454	66,980

Net income	$118,675	$118,253

Other comprehensive (loss) income, net of tax:
Change in net unrealized gains and losses on securities available for sale, net of tax of $463 and $1,377, respectively	685	2,091
Amortization of the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $17 and $15, respectively	28	23
Change in pension and post-retirement obligations, net of tax of $1,008 and $1,042, respectively	1,486	1,537
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $2,048 and $275, respectively	(3,022)	(443)

Total other comprehensive (loss) income, net of tax	(823)	3,208

Total comprehensive income, net of tax	$117,852	$121,461

Basic earnings per share	$0.27	$0.27

Diluted earnings per share	$0.27	$0.27

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2013
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,391
Shares issued for restricted stock awards (1,729,950 shares)	18

Balance at end of period	4,409

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,327,111
Shares issued for restricted stock awards, net of forfeitures	(5,093)
Compensation expense related to restricted stock awards	5,537
Tax effect of stock plans	(64)

Balance at end of period	5,327,491

Retained Earnings:
Balance at beginning of year	387,534
Net income	118,675
Dividends paid on common stock ($0.25 per share)	(109,955)
Exercise of stock options	(12)

Balance at end of period	396,242

Treasury Stock:
Balance at beginning of year	(1,067)
Purchase of common stock (304,830 shares)	(4,079)
Exercise of stock options (5,344 shares)	71
Shares issued for restricted stock awards (382,471 shares)	5,075

Balance at end of period	--

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(61,705)
Other comprehensive loss, net of tax	(823)

Balance at end of period	(62,528)

Total stockholders’ equity	$5,665,614

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$118,675	$118,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,502	15,000
Depreciation and amortization	6,880	6,005
Accretion of premiums and discounts, net	(199)	(216)
Amortization of core deposit intangibles	4,421	5,159
Net gain on sale of securities	(16,622)	(718)
Net gain on sale of loans	(25,883)	(40,014)
Stock plan-related compensation	5,537	5,109
Changes in assets and liabilities:
Decrease in deferred tax asset, net	7,259	9,360
Decrease in other assets	11,170	60,249
Increase in other liabilities	11,234	19,818
Origination of loans held for sale	(2,361,315)	(2,487,034)
Proceeds from sale of loans originated for sale	2,861,356	3,030,905

Net cash provided by operating activities	632,015	741,876

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	313,394	250,495
Proceeds from repayment of securities available for sale	48,852	154,624
Proceeds from sale of securities held to maturity	191,142	--
Proceeds from sale of securities available for sale	335,064	240,218
Purchase of securities held to maturity	(1,148,160)	(739,371)
Purchase of securities available for sale	(278,000)	(239,500)
Net redemption (purchase) of Federal Home Loan Bank stock	12,588	(14,170)
Net increase in loans	(706,193)	(904,364)
Purchase of premises and equipment, net	(7,391)	(5,802)

Net cash used in investing activities	(1,238,704)	(1,257,870)

Cash Flows from Financing Activities:
Net increase in deposits	600,151	666,663
Net (decrease) increase in short-term borrowed funds	(225,000)	318,000
Net decrease in long-term borrowed funds	(26,623)	(2,289)
Tax effect of stock plans	(64)	(354)
Cash dividends paid on common stock	(109,955)	(109,554)
Treasury stock purchases	(4,079)	(2,425)
Net cash received from stock option exercises	59	--

Net cash provided by financing activities	234,489	870,041

Net (decrease) increase in cash and cash equivalents	(372,200)	354,047
Cash and cash equivalents at beginning of period	2,427,258	2,001,737

Cash and cash equivalents at end of period	$2,055,058	$2,355,784

Supplemental information:
Cash paid for interest	$130,989	$161,951
Cash paid for income taxes	10,270	39,746
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	49,587	33,263

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

Reflecting this strategy of growth through acquisitions, the Community Bank currently operates 239 branches, four of which operate directly under the Community Bank name. The remaining 235 Community Bank branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

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

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K. The Company currently has unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 7, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, reclassifications are made to prior-year amounts to conform to the current-year presentation.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2013	2012
Net income	$118,675	$118,253
Less: Dividends paid on, and earnings allocated to, participating securities	(1,212)	(1,089)

Earnings applicable to common stock	$117,463	$117,164

Weighted average common shares outstanding	438,703,468	437,467,859

Basic earnings per common share	$0.27	$0.27

Earnings applicable to common stock	$117,463	$117,164

Weighted average common shares outstanding	438,703,468	437,467,859
Potential dilutive common shares(1)	5,052	5,330

Total shares for diluted earnings per share computation	438,708,520	437,473,189

Diluted earnings per common share and common share equivalents	$0.27	$0.27

(1)	Options to purchase 253,500 and 5,247,328 shares, respectively, of the Company’s common stock that were outstanding as of March 31, 2013 and 2012, at respective weighted average exercise prices of $22.14 and $15.70, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Three Months Ended March 31, 2013
Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$5,070	Gain on sales of securities
	(2,048)	Tax expense

	$3,022	Net gain on sales of securities, net of tax

Amortization of defined benefit pension items:
Prior-service costs	$62	(2)
Actuarial (losses)	(2,515)	(2)

	(2,453)	Total before tax
	991	Tax benefit

	$(1,462)	Amortization of defined benefit pension items, net of tax

Total reclassifications for the period	$1,560

(1)	Amounts in parentheses indicate expense items.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic (credit) expense. (Please see Note 9, Pension and Other Post-Retirement Benefits, for additional information).

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2013:

	March 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$30,553	$1,942	$4	$32,491
GSE CMOs (1)	62,197	4,287	--	66,484
Private label CMOs	16,362	178	--	16,540

Total mortgage-related securities	$109,112	$6,407	$4	$115,515

Other Securities:
Municipal bonds	$1,074	$140	$--	$1,214
Capital trust notes	35,234	4,218	3,372	36,080
Preferred stock	118,205	7,561	--	125,766
Common stock	44,092	2,294	600	45,786

Total other securities	$198,605	$14,213	$3,972	$208,846

Total securities available for sale (2)	$307,717	$20,620	$3,976	$324,361

(1)	Collateralized mortgage obligations
(2)	At March 31, 2013, the non-credit portion of OTTI recorded in accumulated other comprehensive loss (“AOCL”) was $570,000 (before taxes).

As of March 31, 2013, the fair value of marketable equity securities included common stock of $45.8 million, corporate preferred stock of $125.2 million, and Freddie Mac preferred stock of $556,000. Common stock primarily consisted of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible. The Freddie Mac preferred stock was recognized by the Company as other-than-temporarily impaired in the fourth quarter of 2008.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2012:

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$85,488	$7,197	$6	$92,679
GSE CMOs	62,236	4,924	--	67,160
Private label CMOs	17,276	140	--	17,416

Total mortgage-related securities	$165,000	$12,261	$6	$177,255

Other Securities:
Municipal bonds	$46,288	$128	$120	$46,296
Capital trust notes	35,231	7,363	4,159	38,435
Preferred stock	118,205	6,843	30	125,018
Common stock	43,984	1,191	2,913	42,262

Total other securities	$243,708	$15,525	$7,222	$252,011

Total securities available for sale (1)	$408,708	$27,786	$7,228	$429,266

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2013 and December 31, 2012:

	March 31, 2013
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,291,554	$1,291,554	$73,498	$272	$1,364,780
GSE CMOs	1,596,858	1,596,858	77,832	--	1,674,690
Other mortgage-related securities	3,174	3,174	--	--	3,174

Total mortgage-related securities	$2,891,586	$2,891,586	$151,330	$272	$3,042,644

Other Securities:
GSE debentures	$2,004,767	$2,004,767	$14,714	$34	$2,019,447
Corporate bonds	72,601	72,601	12,011	--	84,612
Municipal bonds	61,926	61,926	167	--	62,093
Capital trust notes	130,470	108,946	15,031	12,518	111,459

Total other securities	$2,269,764	$2,248,240	$41,923	$12,552	$2,277,611

Total securities held to maturity (1)	$5,161,350	$5,139,826	$193,253	$12,824	$5,320,255

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At March 31, 2013, the non-credit portion of OTTI recorded in AOCL was $21.5 million (before taxes).

	December 31, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,253,769	$1,253,769	$87,860	$5	$1,341,624
GSE CMOs	1,898,228	1,898,228	104,764	--	2,002,992
Other mortgage-related securities	3,220	3,220	--	--	3,220

Total mortgage-related securities	$3,155,217	$3,155,217	$192,624	$5	$3,347,836

Other Securities:
GSE debentures	$1,129,618	$1,129,618	$15,739	$--	$1,145,357
Corporate bonds	72,501	72,501	12,504	--	85,005
Municipal bonds	16,982	16,982	245	--	17,227
Capital trust notes	131,513	109,944	14,588	13,997	110,535

Total other securities	$1,350,614	$1,329,045	$43,076	$13,997	$1,358,124

Total securities held to maturity (1)	$4,505,831	$4,484,262	$235,700	$14,002	$4,705,960

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $21.6 million (before taxes).

The Company had $456.6 million and $469.1 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at March 31, 2013 and December 31, 2012, respectively. The Company is required to maintain this investment in order to have access to the funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Gross proceeds	$335,064	$240,218
Gross realized gains	5,070	718
Gross realized losses	--	--

In addition, during the three months ended March 31, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and gross realized gains of $11.5 million. These sales occurred because the Company had collected a substantial portion (at least 85%) of the initial principal balance.

The $147.5 million market value of the capital trust note portfolio at March 31, 2013 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of March 31, 2013:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$449
Fair value	18,955	546	805
Unrealized gain (loss)	3,991	(7)	356
Lowest credit rating assigned to security	CCC	C	C
Number of banks/insurance companies currently performing	23	59	24
Actual deferrals and defaults as a percentage of original collateral	9%	17%	34%
Expected deferrals and defaults as a percentage of remaining performing collateral	22	25	19
Expected recoveries as a percentage of remaining performing collateral	--	--	--
Excess subordination as a percentage of remaining performing collateral	21	--	--

As of March 31, 2013, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 21%. Excess subordination is calculated after taking into account the projected deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned.

As the following table indicates, there was no activity from December 31, 2012 through March 31, 2013 in the credit loss component of OTTI on debt securities for which a non-credit component of OTTI was recognized in AOCL. The beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2012. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Three Months Ended March 31, 2013
Beginning credit loss amount as of December 31, 2012	$219,978
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of March 31, 2013	$219,978

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at March 31, 2013, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At March 31, 2013
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal		Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$		--%	$--	--%	$--
Due from one to five years	--	--	60,563	4.17		1,588	2.96	--	--	71,530
Due from five to ten years	1,808,336	3.17	894,204	2.52		--	--	46,749	4.04	2,865,039
Due after ten years	1,083,250	3.53	1,050,000	2.66		60,338	2.85	134,798	6.20	2,383,686

Total debt securities held to maturity	$2,891,586	3.3%	$2,004,767	2.64%		$61,926	2.86%	$181,547	5.64%	$5,320,255

Available-for-Sale Securities: (3)
Due within one year	$109	4.32%	$--	--%		$124	5.90%	$--	--%	$242
Due from one to five years	7,760	7.08	--	--		532	6.36	--	--	8,906
Due from five to ten years	19,374	3.57	--	--		418	6.59	--	--	21,638
Due after ten years	81,869	3.91	--	--		--	--	35,234	4.54	122,023

Total debt securities available for sale	$109,112	4.08%	$--	--%		$1,074	6.39%	$35,234	4.54%	$152,809

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $449,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At March 31, 2013, the Company had commitments to purchase $37.7 million of securities, all of which were GSE securities.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2013:

At March 31, 2013	Less than Twelve Months		Twelve Months or Longer			Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$ 499,966	$ 34	$ --	$ --		$ 499,966	$ 34
GSE Certificates	24,380	272	--	--		24,380	272
GSE CMOs	--	--	--	--		--	--
Corporate bonds	--	--	--	--		--	--
Capital trust notes	--	--	33,632	12,518		33,632	12,518

Total temporarily impaired held-to-maturity debt securities	$ 524,346	$306	$33,632	$ 12,518		$ 557,978	$ 12,824

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$ 247	$ 4	$ --	$ --		$ 247	$ 4
Private label CMOs	--	--	--	--		--	--
Corporate bonds	--	--	--	--		--	--
State, county, and municipal	--	--	--	--		--	--
Capital trust notes	--	--	5,161	3,372		5,161	3,372

Total temporarily impaired available-for-sale debt securities	$ 247	$ 4	$ 5,161	$ 3,372		$ 5,408	$ 3,376

Equity securities			1,075	600	(1)	1,075	600
Total temporarily impaired available-for-sale securities	$ 247	$ 4	$ 6,236	$ 3,972		$ 6,483	$ 3,976

(1)	The twelve months or longer unrealized losses on equity securities of $600,000 at March 31, 2013 relate to an investment in a financial institution. The principal balance of the investment was $1.7 million at that date.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2012:

At December 31, 2012	Less than Twelve Months		Twelve Months or Longer			Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$--	$--	$--	$--		$--	$--
GSE certificates	2,238	5	--	--		2,238	5
GSE CMOs	--	--	--	--		--	--
Corporate bonds	--	--	--	--		--	--
Capital trust notes	--	--	32,148	13,997		32,148	13,997

Total temporarily impaired held-to-maturity debt securities	$2,238	$5	$32,148	$13,997		$34,386	$14,002

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$297	$5	$53	$1		$350	$6
Private label CMOs	--	--	--	--		--	--
Corporate bonds	--	--	--	--		--	--
State, county, and municipal	45,096	120	--	--		45,096	120
Capital trust notes	--	--	4,371	4,159		4,371	4,159

Total temporarily impaired available-for-sale debt securities	$45,393	$125	$4,424	$4,160		$49,817	$4,285
Equity securities	15,262	30	28,989	2,913	(1)	44,251	2,943

Total temporarily impaired available-for-sale securities	$60,655	$155	$33,413	$7,073		$94,068	$7,228

(1)	The twelve months or longer unrealized losses on equity securities of $2.9 million at December 31, 2012 relate to available-for-sale equity securities that consisted of a large cap equity fund and investments in certain financial institutions. The principal balance of the large cap equity fund was $30.2 million and the twelve months or longer unrealized loss was $2.2 million at that date. The principal balance of investments in financial institutions totaled $1.7 million and the twelve months or longer unrealized loss was $709,000 at that date.

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

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of March 31, 2013, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than-temporarily impaired as of March 31, 2013.

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

The Company reviews quarterly financial information related to its investments in capital trust notes as well as other information that is released by each of the financial institutions that issued the notes to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2013. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in the fair values of the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention, deteriorating asset quality and credit metrics, significantly higher levels of default and loan loss provisions, losses in value on the underlying collateral, deteriorating credit enhancement, net operating losses, and further illiquidity in the financial markets.

At March 31, 2013, the Company’s equity securities portfolio consisted of perpetual preferred and common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2013. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management, causing the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2013 consisted of seven capital trust notes and one equity security. At December 31, 2012, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven capital trust notes, three equity securities, and one mortgage-backed security. At March 31, 2013 and December 31, 2012, the combined market value of the respective securities represented unrealized losses of $16.5 million and $21.1 million. At March 31, 2013, the fair value of securities having a continuous loss position for twelve months or more was 29.6% below the collective amortized cost of $55.8 million. At December 31, 2012, the fair value of such securities was 24.5% below the collective amortized cost of $86.1 million.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$19,217,617	68.38%	$18,595,833	68.18%
Commercial real estate	7,542,437	26.84	7,436,598	27.27
Acquisition, development, and construction	399,168	1.42	397,917	1.46
One-to-four family	305,339	1.09	203,435	0.75

Total mortgage loans held for investment	27,464,561	97.73	26,633,783	97.66

Other Loans:
Commercial and industrial	591,007	2.10	590,044	2.16
Other	46,655	0.17	49,880	0.18

Total other loans held for investment	637,662	2.27	639,924	2.34

Total non-covered loans held for investment	$28,102,223	100.00%	$27,273,707	100.00%

Net deferred loan origination costs	12,154		10,757
Allowance for losses on non-covered loans	(140,387)		(140,948)

Non-covered loans held for investment, net	$27,973,990		$27,143,516
Covered loans	3,166,897		3,284,061
Allowance for losses on covered loans	(55,813)		(51,311)

Total covered loans, net	$ 3,111,084		$ 3,232,750
Loans held for sale	718,095		1,204,370

Total loans, net	$31,803,169		$31,580,636

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

The Company also originates acquisition, development, and construction (“ADC”) loans, commercial and industrial (“C&I”) loans, and one-to-four family loans for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while secured and unsecured C&I loans are made to small and mid-size businesses in New York City, Long Island, New Jersey, and, to a lesser extent, Arizona. C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by continued or more significant economic weakness in its local markets as a result of increased unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing an increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for losses on non-covered loans. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

While the vast majority of the one-to-four family loans the Company holds for investment are loans that were acquired in merger transactions prior to 2009, the portfolio also includes hybrid jumbo one-to-four family loans that the Company has been originating for investment since 2012.

Loans Held for Sale

The Community Bank’s mortgage banking operation is one of the largest aggregators of one-to-four family loans for sale in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans in all 50 states. These loans are generally sold, servicing retained, to government-sponsored enterprises (“GSEs”). To a much lesser extent, the Community Bank uses its mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Although the volume of jumbo loan originations has been immaterial to date, and the Company does not expect the origination of such loans to represent a material portion of the held-for-sale loans it produces, it decided to originate jumbo loans to complement its position in the residential loan origination marketplace.

The Company also services mortgage loans for various third parties, primarily including those it sells to GSEs. The unpaid principal balance of serviced loans was $19.5 billion at March 31, 2013 and $17.6 billion at December 31, 2012.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at March 31, 2013:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$11,099	$109,688	$--	$120,787	$19,096,830	$19,217,617
Commercial real estate	5,305	55,735	--	61,040	7,481,397	7,542,437
Acquisition, development, and construction	--	8,959	--	8,959	390,209	399,168
One-to-four family	1,726	11,317	--	13,043	292,296	305,339
Commercial and industrial	1,298	6,254	--	7,552	583,455	591,007
Other	374	1,660	--	2,034	44,621	46,655

Total	$19,802	$193,613	$--	$213,415	$27,888,808	$28,102,223

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2012:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$19,945	$163,460	$--	$183,405	$18,412,428	$18,595,833
Commercial real estate	1,679	56,863	--	58,542	7,378,056	7,436,598
Acquisition, development, and construction	1,178	12,091	--	13,269	384,648	397,917
One-to-four family	2,645	10,945	--	13,590	189,845	203,435
Commercial and industrial	262	17,372	--	17,634	572,410	590,044
Other	1,876	599	--	2,475	47,405	49,880

Total	$27,585	$261,330	$--	$288,915	$26,984,792	$27,273,707

The following table summarizes the Company’s non-covered held-for-investment loan portfolio by credit quality indicator at March 31, 2013:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$18,958,146	$7,444,746	$389,113	$296,564	$27,088,569	$570,343	$44,996	$615,339
Special mention	57,636	24,800	--	285	82,721	12,175	--	12,175
Substandard	200,558	72,391	6,971	8,490	288,410	8,489	1,659	10,148
Doubtful	1,277	500	3,084	--	4,861	--	--	--

Total	$19,217,617	$7,542,437	$399,168	$305,339	$27,464,561	$591,007	$46,655	$637,662

The following table summarizes the Company’s non-covered held-for-investment loan portfolio by credit quality indicator at December 31, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$18,285,333	$7,337,315	$383,557	$195,232	$26,201,437	$561,541	$49,281	$610,822
Special mention	55,280	26,523	--	294	82,097	10,211	--	10,211
Substandard	253,794	72,260	11,277	7,909	345,240	18,292	599	18,891
Doubtful	1,426	500	3,083	--	5,009	--	--	--

Total	$18,595,833	$7,436,598	$397,917	$203,435	$26,633,783	$590,044	$49,880	$639,924

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

The following table presents information regarding the Company’s TDRs as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$65,830	$ 68,944	$134,774	$ 66,092	$114,556	$180,648
Commercial real estate	2,255	38,750	41,005	37,457	39,127	76,584
Acquisition, development, and construction	--	--	--	--	510	510
Commercial and industrial	1,410	--	1,410	1,463	--	1,463
One-to-four family	--	1,101	1,101	--	1,101	1,101

Total	$69,495	$108,795	$178,290	$105,012	$155,294	$260,306

The $35.2 million decline in accruing CRE loans noted in the preceding table was due to the pay-off of a single CRE loan in the first quarter of 2013.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $158.5 million and loans on which forbearance agreements were reached amounted to $19.8 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

In the three months ended March 31, 2013, the Company classified one new loan (a CRE loan) in the amount of $627,000 as a non-accrual TDR. While other concessions were granted to the borrower, the interest rate on the loan was maintained at 5.50%. As a result, the TDR did not have a financial impact on the Company’s results of operations.

During the three months ended March 31, 2013, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the balance of covered loans acquired in the AmTrust and Desert Hills acquisitions as of March 31, 2013:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,870,871	90.6%
All other loans	296,026	9.4

Total covered loans	$3,166,897	100.0%

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

At March 31, 2013 and December 31, 2012, the unpaid principal balances of covered loans were $3.8 billion and $3.9 billion, respectively. The carrying values of such loans were $3.2 billion and $3.3 billion, respectively, at the corresponding dates.

At the respective acquisition dates, the Company estimated the fair values of the AmTrust and Desert Hills loan portfolios, which represented the expected cash flows from the portfolios, discounted at market-based rates. In estimating such fair value, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the expected amount and timing of undiscounted principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The amount by which the undiscounted contractual cash flows exceed the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the loan portfolios at the respective acquisition dates.

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

Changes in the accretable yield for covered loans for the three months ended March 31, 2013 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,201,172
Reclassification from non-accretable difference	50,052
Accretion	(40,552)

Balance at end of period	$1,210,672

In the preceding table, the line item “reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions and changes in interest rates on variable rate loans. As of the Company’s last periodic evaluation, prepayment assumptions decreased and, accordingly, future expected interest cash flows increased. This resulted in an increase in the accretable yield. In addition, these increases were partially offset by additional reductions in the expected cash flows from interest payments, as interest rates continued to be very low. As a result, a large percentage of the Company’s covered variable rate loans continue to reset at lower interest rates. In addition, the accretable yield increased due to increases in the expected principal and interest payments, driven by better expectations relating to credit.

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

The FDIC loss share receivable represents the present value of the estimated losses on covered loans and OREO to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the covered loans. The FDIC loss share receivable is reduced as losses on covered loans are recognized and as loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are lower than the acquisition-date estimates, the FDIC loss share receivable will be reduced.

The following table presents information regarding the Company’s covered loans 90 days or more past due at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Covered Loans 90 Days or More Past Due:
One-to-four family	$281,039	$297,265
Other loans	15,001	15,308

Total covered loans 90 days or more past due	$296,040	$312,573

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Covered Loans 30-89 Days Past Due:
One-to-four family	$57,335	$75,129
Other loans	5,046	6,057

Total covered loans 30-89 days past due	$62,381	$81,186

At March 31, 2013, the Company had $62.4 million of covered loans that were 30 to 89 days past due, and covered loans of $296.0 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.8 billion at March 31, 2013 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as non-performing loans by AmTrust or Desert Hills were no longer classified as non-performing because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion that is expected to be uncollectible (i.e., the non-accretable difference) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and such judgment is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded a provision for losses on covered loans of $4.5 million during the three months ended March 31, 2013 and a recovery of $3.3 million during the three months ended December 31, 2012. The first quarter 2013 provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans and was largely offset by FDIC indemnification income of $3.6 million recorded in non-interest income in the same quarter. The fourth quarter 2012 recovery was largely due to improvement in the credit quality of the same loan portfolios and was largely offset by FDIC indemnification expense of $2.6 million recorded in non-interest income in the same three-month period.

Note 6. Allowance for Loan Losses

The following table provides additional information regarding the Company’s allowances for losses on covered and non-covered loans by segment (i.e., mortgage and other), based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at March 31, 2013:
Loans individually evaluated for impairment	$1,258	$--	$1,258
Loans collectively evaluated for impairment	126,643	12,486	139,129
Acquired loans with deteriorated credit quality	36,473	19,340	55,813

Total	$164,374	$31,826	$196,200

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2012:
Loans individually evaluated for impairment	$1,486	$1,199	$2,685
Loans collectively evaluated for impairment	126,448	11,815	138,263
Acquired loans with deteriorated credit quality	32,593	18,718	51,311

Total	$160,527	$31,732	$192,259

The following table provides additional information, by segment, regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2013:
Loans individually evaluated for impairment	$250,997	$7,571	$258,568
Loans collectively evaluated for impairment	27,213,564	630,091	27,843,655
Acquired loans with deteriorated credit quality	2,870,871	296,026	3,166,897

Total	$30,335,432	$933,688	$31,269,120

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2012:
Loans individually evaluated for impairment	$309,694	$17,702	$327,396
Loans collectively evaluated for impairment	26,324,088	622,223	26,946,311
Acquired loans with deteriorated credit quality	2,976,067	307,994	3,284,061

Total	$29,609,849	$947,919	$30,557,768

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans, by segment, for the three months ended March 31, 2013 and 2012:

	March 31,
	2013			2012
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$127,934	$13,014	$140,948	$121,995	$15,295	$137,290
Charge-offs	(1,431)	(6,173)	(7,604)	(14,531)	(2,508)	(17,039)
Recoveries	1,675	368	2,043	317	1,199	1,516
Provision for losses on non-covered loans	(277)	5,277	5,000	14,845	155	15,000

Balance, end of period	$127,901	$12,486	$140,387	$122,626	$14,141	$136,767

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information regarding the Company’s impaired non-covered loans at March 31, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$172,761	$181,952	$--	$183,131	$1,118
Commercial real estate	59,709	60,453	--	70,081	410
Acquisition, development, and construction	7,109	7,639	--	8,656	--
One-to-four family	1,101	1,147	--	1,101	--
Commercial and industrial	7,572	31,047	--	9,068	22

Total impaired loans with no related allowance	$248,252	$282,238	$--	$272,037	$1,550

Impaired loans with an allowance recorded:
Multi-family	$6,717	$11,337	$519	$13,513	$38
Commercial real estate	3,599	3,926	739	3,256	19
Acquisition, development, and construction	--	--	--	608	--
One-to-four family	--	--	--	--	--
Commercial and industrial	--	--	--	3,569	--

Total impaired loans with an allowance recorded	$10,316	$15,263	$1,258	$20,946	$57

Total impaired loans:
Multi-family	$179,478	$193,289	$519	$196,644	$1,156
Commercial real estate	63,308	64,379	739	73,337	429
Acquisition, development, and construction	7,109	7,639	--	9,264	--
One-to-four family	1,101	1,147	--	1,101	--
Commercial and industrial	7,572	31,047	--	12,637	22

Total impaired loans	$258,568	$297,501	$1,258	$292,983	$1,607

The following table presents additional information regarding the Company’s impaired non-covered loans at December 31, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$193,500	$211,329	$--	$189,510	$4,929
Commercial real estate	80,453	81,134	--	72,271	1,705
Acquisition, development, and construction	10,203	14,297	--	20,954	790
One-to-four family	1,101	1,147	--	1,114	--
Commercial and industrial	10,564	14,679	--	10,021	380

Total impaired loans with no related allowance	$295,821	$322,586	$--	$293,870	$7,804

Impaired loans with an allowance recorded:
Multi-family	$20,307	$21,620	$1,055	$27,894	$802
Commercial real estate	2,914	2,940	402	3,693	98
Acquisition, development, and construction	1,216	1,494	29	1,877	--
One-to-four family	--	--	--	--	--
Commercial and industrial	7,138	10,252	1,199	1,785	1,405

Total impaired loans with an allowance recorded	$31,575	$36,306	$2,685	$35,249	$2,305

Total impaired loans:
Multi-family	$213,807	$232,949	$1,055	$217,404	$5,731
Commercial real estate	83,367	84,074	402	75,964	1,803
Acquisition, development, and construction	11,419	15,791	29	22,831	790
One-to-four family	1,101	1,147	--	1,114	--
Commercial and industrial	17,702	24,931	1,199	11,806	1,785

Total impaired loans	$327,396	$358,892	$2,685	$329,119	$10,109

Covered Loans

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for loan losses on covered loans to the extent that the expected cash flows from a loan pool have decreased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses, as compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses is established. A related credit to non-interest income and an increase in the FDIC loss share receivable is recognized at the same time, and measured based on the applicable loss sharing agreement percentages.

The following table summarizes activity in the allowance for losses on covered loans for the three months ended March 31, 2013 and 2012:

	March 31,
(in thousands)	2013	2012
Balance, beginning of period	$51,311	$33,323
Provision for loan losses	4,502	--

Balance, end of period	$55,813	$33,323

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Wholesale borrowings:
FHLB advances	$8,566,301	$8,842,974
Repurchase agreements	4,125,000	4,125,000
Fed funds purchased	125,000	100,000

Total wholesale borrowings	$12,816,301	$13,067,974
Junior subordinated debentures	357,967	357,917
Preferred stock of subsidiaries	4,300	4,300

Total borrowed funds	$13,178,568	$13,430,191

At March 31, 2013 and December 31, 2012, the Company had $358.0 million and $357.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by wholly-owned statutory business trusts (the “Trusts”) that issued guaranteed capital securities. Traditionally, these capital securities qualified as Tier 1 capital of the Company. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, (the “Dodd-Frank Act”) in July 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out by January 1, 2016. As the rules relating to this phase-out have not yet been finalized, the Company has not yet reduced the contribution of its capital securities to its Tier 1 capital. However, if the Company had reduced that contribution by the 25% proposed, the impact would have been a 21-basis point reduction in its Tier 1 leverage capital ratio and a 32-basis point reduction in its Tier 1 risk-based capital ratio at March 31, 2013.

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

The following junior subordinated debentures were outstanding at March 31, 2013:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,041	$137,690	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.880	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011(2)
PennFed Capital Trust III	3.530	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.934	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$357,967	$345,190

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

On December 31, 2012, the Company redeemed the following junior subordinated debentures totaling $69.2 million: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, LIF Statutory Trust I, and PennFed Capital Trust II. As a result, $2.3 million loss on debt redemption was recorded in non-interest income in the fourth quarter of 2012.

Note 8. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $173.0 million and $144.7 million, respectively, at March 31, 2013 and December 31, 2012. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized.

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

The following tables set forth the changes in the balances of residential and securitized MSRs for the periods indicated below:

	For the Three Months Ended March 31, 2013		For the Year Ended December 31, 2012
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$144,520	$193	$116,416	$ 596
Additions	31,601	--	116,407	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	13,094	--	(20,938)	--
Due to other changes(1)	(16,366)	--	(67,365)	--
Amortization	--	(64)	--	(403)

Carrying value, end of period	$172,849	$ 129	$144,520	$ 193

(1)	Includes net servicing cash flows and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	March 31, 2013	December 31, 2012
Expected Weighted Average Life	73 months	64 months
Constant Prepayment Speed	13.2%	15.4%
Discount Rate	10.5	10.5
Primary Mortgage Rate to Refinance	3.8	3.6
Cost to Service (per loan per year):
Current	$ 53	$ 53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As indicated in the preceding table, there were no changes in the assumed servicing costs.

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2013		2012
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,364	$171	$1,471	$160
Service cost	--	1	--	2
Expected return on plan assets	(4,147)	--	(3,314)	--
Amortization of prior-service costs	--	(62)	--	(62)
Amortization of net actuarial loss	2,351	164	2,434	126

Net periodic (credit) expense	$(432)	$274	$591	$226

As discussed in the notes to the consolidated financial statements presented in the Company’s 2012 Annual Report on Form 10-K, the Company expects to contribute $1.5 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2013. The Company does not expect to contribute to its pension plan in 2013.

Note 10. Stock-Based Compensation

At March 31, 2013, the Company had 16,817,351 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Under the 2012 Stock Incentive Plan, the Company granted 2,185,222 shares of restricted stock during the three months ended March 31, 2013. The shares had an average fair value of $13.62 on the date of grant and a vesting period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $5.5 million and $5.1 million, respectively, in the three months ended March 31, 2013 and 2012.

A summary of activity with regard to restricted stock awards in the three months ended March 31, 2013 is presented in the following table:

	For the Three Months Ended March 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	4,386,245	$14.73
Granted	2,185,222	13.62
Vested	(911,005)	15.27
Cancelled	(94,520)	13.84

Unvested at end of period	5,565,942	14.22

As of March 31, 2013, unrecognized compensation cost relating to unvested restricted stock totaled $73.0 million. This amount will be recognized over a remaining weighted average period of 3.7 years.

In addition, the Company had eight stock option plans at March 31, 2013: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the three months ended March 31, 2013 or the year ended December 31, 2012, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2013, there were 344,106 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,840 at that date.

The status of the Stock Option Plans at March 31, 2013, and changes that occurred during the three months ended at that date, are summarized below:

	For the Three Months Ended March 31, 2013
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	2,641,344	$16.68
Granted	--	--
Exercised	(8,511)	6.98
Expired/forfeited	(2,288,727)	16.27

Stock options outstanding, end of period	344,106	19.60
Options exercisable, end of period	344,106	19.60

The intrinsic value of stock options outstanding and exercisable at March 31, 2013 was $167,000. The intrinsic value of options exercised during the three months ended March 31, 2013 was $60,000. There were no stock options exercised in the three months ended March 31, 2012.

Note 11. Fair Value Measurements

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$32,491	$--	$--	$32,491
GSE CMOs	--	66,484	--	--	66,484
Private label CMOs	--	16,540	--	--	16,540

Total mortgage-related securities	$--	$115,515	$--	$--	$115,515

Other Securities Available for Sale:
GSE debentures	$--	$--	$--	$--	$--
Corporate bonds	--	--	--	--	--
U. S. Treasury obligations	--	--	--	--	--
Municipal bonds	--	1,214	--	--	1,214
Capital trust notes	--	16,580	19,500	--	36,080
Preferred stock	96,555	29,211	--	--	125,766
Common stock	43,115	2,671	--	--	45,786

Total other securities	$139,670	$49,676	$19,500	$--	$208,846

Total securities available for sale	$139,670	$165,191	$19,500	$--	$324,361

Other Assets:
Loans held for sale	$--	$718,095	$--	$--	$718,095
Mortgage servicing rights	--	--	172,849	--	172,849
Interest rate lock commitments	--	--	12,420	--	12,420
Derivative assets-other(2)	2,202	4,144	--	(4,291)	2,055
Liabilities:
Derivative liabilities	$(170)	$(4,260)	$--	$3,450	$(980)

(1)	Includes cash collateral received and pledged.
(2)	Includes $2.1 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$92,679	$--	$--	$92,679
GSE CMOs	--	67,160	--	--	67,160
Private label CMOs	--	17,416	--	--	17,416

Total mortgage-related securities	$--	$177,255	$--	$--	$177,255

Other Securities Available for Sale:
GSE debentures	$--	$--	$--	$--	$--
Corporate bonds	--	--	--	--	--
U. S. Treasury obligations	--	--	--	--	--
Municipal bonds	--	46,296	--	--	46,296
Capital trust notes	--	19,866	18,569		38,435
Preferred stock	124,734	284	--		125,018
Common stock	39,682	2,580	--	--	42,262

Total other securities	$164,416	$69,026	$18,569	$--	$252,011

Total securities available for sale	$164,416	$246,281	$18,569	$--	$429,266

Other Assets:
Loans held for sale	$--	$1,204,370	$--	$--	$1,204,370
Mortgage servicing rights	--	--	144,520	--	144,520
Interest rate lock commitments	--	--	21,446	--	21,446
Derivative assets-other(1)	5,939	2,910	--	(4,730)	4,119
Liabilities:
Derivative liabilities	$(2,303)	$(5,808)	$--	$4,730	$(3,381)

(1)	Includes $5.3 million to purchase Treasury options.

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

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the three months ended March 31, 2013 and 2012 (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2013	Income	Comprehensive (Loss) Income			to/(from) Level 3	at March 31, 2013	Instruments Held at March 31, 2013
Available-for-sale capital securities	$18,569	$--	$931	$--	$--	$--	$19,500	$931
Mortgage servicing rights	144,520	(3,272)	--	31,601	--		172,849	13,094
Interest rate lock commitments	21,446	(9,026)	--	--	--	--	12,420	12,224

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2012	Income	Comprehensive (Loss) Income			to/(from) Level 3	at March 31, 2012	Instruments Held at March 31, 2012
Available-for-sale capital securities and preferred stock	$18,078	$--	$1,783	$--	$--	$(3,054)	$16,807	$1,654
Mortgage servicing rights	116,416	(11,477)	--	34,853	--	--	139,792	(11,477)
Interest rate lock commitments	15,633	(2,085)	--	--	--	--	13,548	(2,085)

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Level 3 during the three months ended March 31, 2013. During the three months ended March 31, 2013, the Company transferred certain preferred stock from Level 1 to Level 2 as a result of increased observable market activity for these securities. During the three months ended March 31, 2012, the Company transferred certain trust preferred securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the three months ended March 31, 2013 or 2012. There were no transfers of securities between Levels 1 and 2 for the three months ended March 31, 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Capital trust notes	$19,500	Discounted Cash Flow	Weighted Average Discount Rate (1)	4.72%

Mortgage Servicing Rights	172,849	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (2)	13.20
			Weighted Average Discount Rate	10.50

Interest Rate Lock Commitments	12,420	Pricing Model	Weighted Average Closing Ratio	78.90

(1)	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatility.
(2)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$13,984	$13,984
Other assets (1)	--	18,629	--	18,629

Total	$--	$18,629	$13,984	$32,613

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$76,704	$76,704
Other assets (1)	--	22,664	--	22,664

Total	$--	$22,664	$76,704	$99,368

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other Fair Value Disclosures

Certain FASB guidance requires the disclosure of fair value information about the Company’s on- and off-balance sheet financial instruments. When available, quoted market prices are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of such instruments.

The following tables summarize the carrying values, estimated fair values, and the fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2013 and December 31, 2012:

	March 31, 2013
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,055,058	$2,055,058	$2,055,058		$--		$--
Securities held to maturity	5,139,826	5,320,255	5,000		5,309,974		5,281
FHLB stock(1)	456,557	456,557	--		456,557		--
Loans, net	31,803,169	32,088,109	--		--		32,088,109
Mortgage servicing rights	129	129	--		--		129
Financial Liabilities:
Deposits	$25,477,672	25,535,579	$16,824,844	(2)	8,710,735	(3)	--
Borrowed funds	13,178,568	14,656,333	--		14,656,333		--

(1)	Carrying value and estimated fair value are at cost.
(2)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Represents certificates of deposit.

	December 31, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,427,258	$2,427,258	$2,427,258		$--		$--
Securities held to maturity	4,484,262	4,705,960	--		4,648,766		57,194
FHLB stock(1)	469,145	469,145	--		469,145		--
Loans, net	31,580,636	31,977,472	--		--		31,977,472
Mortgage servicing rights	193	193	--		--		193
Financial Liabilities:
Deposits	$24,877,521	$24,909,496	$15,756,607	(2)	$9,152,889	(3)	$--
Borrowed funds	13,430,191	14,935,580	--		14,935,580		--

(1)	Carrying value and estimated fair value are at cost.
(2)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Represents certificates of deposit.

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

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans with an aggregate unpaid principal balance of $697.5 million at March 31, 2013, none of which were more than 90 days past due at that date. Management believes the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2013 and December 31, 2012.

Note 12. Derivative Financial Instruments

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

The Company held derivatives with a notional amount of $3.7 billion at March 31, 2013. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2013:

	March 31, 2013
	Notional	Unrealized(1)
(in thousands)	Amount	Gain	Loss
Treasury options	$290,000	$105	$167
Eurodollar futures	65,000	7	3
Forward commitments to sell loans/mortgage-backed securities	1,561,000	2,149	4,260
Forward commitments to buy loans/mortgage-backed securities	710,000	1,995	--
Interest rate lock commitments	1,055,929	12,420	--

Total derivatives	$3,681,929	$16,676	$4,430

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

In addition, the Company mitigates a portion of the risk associated with changes in the value of MSRs. The general strategy for mitigating this risk is to purchase derivative instruments, the value of which changes in the opposite direction of interest rates, thus partially offsetting changes in the value of our servicing assets, which tends to move in the same direction as interest rates. Accordingly, the Company purchases Eurodollar futures and call options on Treasury securities and enters into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended March 31,
(in thousands)	2013	2012
Treasury options	$(3,588)	$(6,803)
Eurodollar futures	15	(75)
Forward commitments to buy/sell loans/mortgage-backed securities	8,979	7,556

Total gain	$ 5,406	$ 678

The Company has in place an enforceable master netting arrangement with every counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged. Accordingly, the Company, where appropriate, offsets all derivative asset and liability positions with the cash collateral received and pledged.

The following tables present the effect the master netting arrangements have on the presentation of the derivative assets in the Consolidated Statements of Financial Condition as of the dates indicated:

	March 31, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands) Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$18,766	$4,291	$14,475	$--	$--	$14,475

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands) Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$30,295	$4,730	$25,565	$--	$41	$25,524

The following tables present the effect the master netting arrangements have on the presentation of the derivative liabilities in the Consolidated Statements of Financial Condition as of the date indicated:

	March 31, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands) Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$4,430	$3,450	$980	$--	$--	$980

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands) Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,111	$4,730	$3,381	$--	$2,795	$586

Note 13. Segment Reporting

The Company’s operations are divided into two reportable business segments: Banking Operations and Residential Mortgage Banking. These operating segments have been identified based on the Company’s organizational structure. The segments require unique technology and marketing strategies, and offer different products and services. While the Company is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

The Company’s overall objective is to maximize shareholder value by, among other means, optimizing return on equity and managing risk. Capital is assigned to each segment, the total of which is equivalent to the Company’s consolidated total, on an economic basis, using management’s assessment of the inherent risks associated with the segment. Capital allocations are made to cover the following risk categories: credit risk, liquidity risk, interest rate risk, option risk, basis risk, market risk, and operational risk.

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

The following table provides a summary of the Company’s segment results for the three months ended March 31, 2013, on an internally managed accounting basis:

	For the Three Months Ended March 31, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$48,722	$26,829	$75,551
Non-interest income – inter-segment	(4,159)	4,159	--

Total non-interest income	44,563	30,988	75,551

Net interest income	268,063	7,113	275,176

Total net revenues	312,626	38,101	350,727
Provision for loan losses	9,502	--	9,502
Non-interest expense(2)	134,926	21,170	156,096

Income before income tax expense	168,198	16,931	185,129
Income tax expense	60,034	6,420	66,454

Net income	$108,164	$10,511	$118,675

Identifiable segment assets (period-end)	$43,560,092	$951,626	$44,511,718

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended March 31, 2012, on an internally managed accounting basis:

	For the Three Months Ended March 31, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest revenue – third party(1)	$26,141	$35,855	$61,996
Non-interest revenue – inter-segment	(3,586)	3,586	--

Total non-interest revenue	22,555	39,441	61,996

Net interest income	281,099	7,315	288,414

Total net revenues	303,654	46,756	350,410
Provision for loan losses	15,000	--	15,000
Non-interest expense(2)	131,484	18,693	150,177

Income before income tax expense	157,170	28,063	185,233
Income tax expense	56,291	10,689	66,980

Net income	$100,879	$17,374	$118,253

Identifiable segment assets (period-end)	$42,368,092	$670,059	$43,038,151

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income—but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013. Please see Note 3, “Reclassifications out of Accumulated Other Comprehensive Loss,” for presentation of such disclosures.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company adopted ASU 2013-01 on January 1, 2013. Please see Note 12, “Derivative Financial Instruments,” for the presentation of such disclosures.

In October 2012, the FASB issued ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force),” (“ASU No. 2012-06”). ASU No. 2012-06 amends FASB ASC 805-20, “Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, formerly, SFAS No. 141(R),” by adding guidance specifically related to accounting for the support the Federal Deposit Insurance Corp. or the National Credit Union Administration provide to buyers of failed banks. When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution, and a change in the cash flows expected to be collected on the indemnification asset subsequently occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets).

The amendments in ASU No. 2012-06 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The adoption of ASU 2013-02 on January 1, 2013 did not have an effect on the Company’s consolidated statement of condition or results of operations.

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

—	changes in the quality or composition of our loan or securities portfolios;
—	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
—	our use of derivatives to mitigate our interest rate exposure;
—	changes in competitive pressures among financial institutions or from non-financial institutions;
—	changes in deposit flows and wholesale borrowing facilities;
—	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
—	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
—	changes in our customer base or in the financial or operating performances of our customers’ businesses;
—	any interruption in customer service due to circumstances beyond our control;
—	our ability to retain key personnel;
—	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;
—	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;
—	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
—	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
—	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
—	the ability to keep pace with, and implement on a timely basis, technological changes;
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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY, TOTAL ASSETS AND TANGIBLE ASSETS, AND THE RELATED MEASURES

Although tangible stockholders’ equity, adjusted tangible stockholders’ equity, tangible assets, and adjusted tangible assets are not measures that are calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), management uses these non-GAAP measures in their analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity and adjusted tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include accumulated other comprehensive loss (“AOCL”). AOCL consists of after-tax net unrealized losses on securities and pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to earlier in this report and below as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2013 and December 31, 2012 follow:

	March 31, 2013	December 31, 2012
(in thousands)
Stockholders’ Equity	$ 5,665,614	$ 5,656,264
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(27,603)	(32,024)

Tangible stockholders’ equity	$ 3,201,880	$ 3,188,109

Total Assets	$44,511,718	$44,145,100
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(27,603)	(32,024)

Tangible assets	$42,047,984	$41,676,945

Stockholders’ equity to total assets	12.73%	12.81%
Tangible stockholders’ equity to tangible assets	7.61%	7.65%

Tangible Stockholders’ Equity	$ 3,201,880	$ 3,188,109
Add back: Accumulated other comprehensive loss, net of tax	62,528	61,705

Adjusted tangible stockholders’ equity	$ 3,264,408	$ 3,249,814

Tangible Assets	$42,047,984	$41,676,945
Add back: Accumulated other comprehensive loss, net of tax	62,528	61,705

Adjusted tangible assets	$42,110,512	$41,738,650

Adjusted stockholders’ equity to adjusted tangible assets	7.75%	7.79%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, a thrift, with 239 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 35 branches in Metro New York. With assets of $44.5 billion at March 31, 2013, we rank among the 20 largest bank holding companies in the nation and, with deposits of $25.5 billion at that date, we rank among its 25 largest depositories.

Both of our banks are New York State-chartered and both are subject to regulation by the FDIC, the Consumer Financial Protection Bureau, and the New York State Department of Financial Services. In addition, the holding company is subject to regulation by the Federal Reserve Board, and to the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB”. With the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 and its subsequent implementation, the Company and the Banks have been subject to heightened regulation and scrutiny.

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In furtherance of this mission, we maintain a business model that has been consistent over the course of decades, as described below:

—	We originate multi-family loans on non-luxury apartment buildings in New York City that are subject to rent regulation and therefore feature below-market rents;

—	We underwrite our loans in accordance with conservative credit standards in order to maintain a high level of asset quality;

—	We grow through accretive acquisitions of other financial institutions, branches, and/or deposits; and

—	We operate at a high level of efficiency.

In 2010, we added a fifth component to our business model, which has contributed in a meaningful way to our earnings and revenue stream:

—	We originate one-to-four family mortgage loans throughout the U.S. through our mortgage banking business, and sell those loans, servicing retained, to government-sponsored enterprises.

The consistency of this business model over time has resulted in the following achievements:

—	We are the leading producer of multi-family loans for portfolio in New York City;

—	We have produced a consistent record of above-average asset quality;

—	We rank among the 15 largest aggregators of one-to-four family mortgage loans in the nation;

—	We consistently rank among the nation’s most efficient bank holding companies; and

—	We have generated solid earnings and maintained a consistent position of capital strength.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce and the securities in which we invest.

For example, when residential mortgage interest rates are low, refinancing activity will likely increase; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family loans will typically decline. In the first three months of 2013, residential mortgage interest rates were higher than they were in the trailing-quarter and, as a result, our mortgage banking income declined, as fewer homeowners refinanced.

In our multi-family market niche, refinancing activity may be likely to rise as market interest rates move lower, but may also grow when market interest rates begin to rise. Because the multi-family and commercial real estate loans we produce generate prepayment penalty income when they refinance, the impact of such activity can be especially meaningful. For example, in the first quarter of 2013, prepayment penalty income contributed $19.9 million to interest income, in contrast to $17.5 million in the year-earlier first quarter, when market interest rates were not quite as low.

Economic factors also can influence a bank’s financial performance, and particularly its asset quality. Because of our unique lending niche and our conservative underwriting standards, the losses we experienced in the years of and since the Great Recession were small in comparison to those of most other banks. In the current first quarter, for example, net charge-offs amounted to a mere $5.6 million, representing a modest 0.02% of average loans (non-annualized).

While the markets we serve have experienced economic improvement, the pace of that improvement continues to be slow. The following table shows the downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	For the Month Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Unemployment rate:
United States	7.6%	7.8%	8.2%
New York City	8.5	8.8	9.4
Arizona	7.8	7.9	8.4
Florida	7.0	7.9	8.6
New Jersey	8.9	9.3	9.3
New York	8.1	8.2	8.7
Ohio	7.3	6.6	7.8

As depicted in the following two tables, the changes in certain other local economic indices were mixed in their direction. For example, home prices have been steadily increasing in the U.S., and more specifically, in our local markets, according to the S&P/Case-Shiller Home Price Index. At the same time, and as reported by Jones Lang LaSalle, the level of office vacancy rates in Manhattan (where 36.9% of our multi-family loans and 55.4% of our commercial real estate credits are located) has been moving upward, while residential vacancy rates, as reported by the U.S. Department of Commerce, have, in general, been decreasing within the majority of states we serve.

	For the Twelve Months Ended
	February 2013	December 2012	March 2012
Change in home prices:
U.S.*	9.3%	6.8%	(2.6)%
Greater Cleveland	5.3	2.9	(2.4)
Greater Miami	10.4	10.6	2.5
Metro New York	1.9	(0.5)	(2.8)
Greater Phoenix	23.0	23.0	6.1

* 20-City Composite

	For the Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Manhattan office vacancy rate:	11.5%	11.2%	10.5%

Residential rental vacancy rates:
Arizona	13.6	10.8	12.7
Florida	10.0	11.9	13.6
New Jersey	8.9	11.7	11.6
New York	4.8	5.2	6.3
Ohio	9.1	9.8	9.3

Meanwhile, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 417,000 in March 2013 – more than 18% higher than the March 2012 level, according to the estimates set forth in a U.S. Commerce Department report.

In addition, the Consumer Confidence Index® was lower in March 2013 than it was in March 2012. An index level of 90 or more is considered indicative of a strong economy; the Consumer Confidence Index® was 59.7 in March 2013 and 70.2 in March 2012.

Against this backdrop, we generated earnings of $118.7 million, or $0.27 per diluted share, in the current first quarter, as compared to $122.8 million, or $0.28 per diluted share, in the trailing quarter and $118.3 million, or $0.27 per diluted share, in the first quarter of 2012. A detailed discussion and analysis of our first quarter 2013 performance follows.

Recent Events

On April 23, 2013, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 17, 2013 to shareholders of record at the close of business on May 7, 2013.

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

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans is increased by provisions for non-covered loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Although non-covered loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted below, the process for establishing the allowance for losses on non-covered loans is the same for each of the Community Bank and the Commercial Bank. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in AOCL.

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

In accordance with OTTI accounting guidance, unless we have the intent to sell, or it is more likely than not that we may be required to sell a security before recovery, OTTI is recognized as a realized loss in earnings to the extent that the decline in fair value is credit-related. If there is a decline in fair value of a security below its carrying amount and we have the intent to sell it, or it is more likely than not that we may be required to sell the security before recovery, the entire amount of the decline in fair value is charged to earnings.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” During the three months ended March 31, 2013, no triggering events were identified. The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment in 2012. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting segments: Banking Operations and Residential Mortgage Banking. All of our recorded goodwill has resulted from prior acquisitions and, accordingly, is attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as this segment was acquired in our FDIC-assisted AmTrust acquisition, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, we determined the carrying value of the Banking Operations segment to be the carrying value of the Company and compared it to the fair value of the Company.

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

Balance Sheet Summary

In the first three months of 2013, our assets rose $366.6 million, to $44.5 billion at March 31, 2013. Loans represented $31.8 billion, or 71.4%, of total assets at the end of the quarter, up $222.5 million from the balance recorded at December 31, 2012. In addition, securities rose $550.7 million, or 11.2%, to $5.5 billion, representing 12.3% of total assets at March 31st.

Total deposits rose $600.2 million in the first three months of this year, to $25.5 billion at March 31, 2013. While certificates of deposit (“CDs”) fell $468.1 million during this time, to $8.7 billion, savings accounts rose $632.4 million to $4.8 billion and NOW and money market accounts rose $514.0 million to $9.3 billion, reflecting the effectiveness of a retail deposit marketing campaign. In addition, borrowed funds declined $251.6 million to $13.2 billion, representing 29.6% of total assets, at March 31, 2013.

Stockholders’ equity totaled $5.7 billion at the end of the current first quarter, exceeding the year-end balance by $9.4 million, and representing 12.73% of total assets and a book value of $12.85 per share. Tangible stockholders’ equity rose $13.8 million in the first three months of this year, to $3.2 billion, representing 7.61% of tangible assets and a tangible book value of $7.26 per share at March 31st. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

Loans

Loans rose $222.5 million in the first three months of this year, to $31.8 billion at March 31, 2013. Included in this balance were covered loans of $3.2 billion; non-covered loans held for investment of $28.1 billion; and non-covered loans held for sale of $718.1 million, as more fully described below.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At March 31, 2013, covered loans represented $3.2 billion, or 10.0%, of the total loan balance, a $117.2 million reduction from the balance at December 31, 2012. The reduction was primarily due to repayments of such loans.

One-to-four family loans represented $2.9 billion of total covered loans at the end of the current first quarter, with all other loan types representing $296.0 million, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

At March 31, 2013, $2.3 billion, or 73.3%, of the loans in our covered loan portfolio were variable rate loans, with a weighted average interest rate of 3.79%. The remainder of the covered loan portfolio consisted of fixed rate loans.

At March 31, 2013, the interest rates on 90.2% of our covered variable rate loans were scheduled to reprice within twelve months and annually thereafter. We expect such loans to reprice at lower interest rates. The interest rates on the variable rate loans in the covered loan portfolio are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

In the three months ended March 31, 2013, we recorded a provision for losses on covered loans of $4.5 million, in contrast to a recovery of $3.3 million in the three months ended December 31, 2012. The first quarter provision was largely offset by FDIC indemnification income of $3.6 million, while the trailing-quarter recovery was largely offset by FDIC indemnification expense of $2.6 million. The respective amounts were recorded in non-interest income in the corresponding periods.

Geographical Analysis of the Covered Loan Portfolio (1)

The following table presents a geographical analysis of our covered loan portfolio at March 31, 2013:

(in thousands)
California	$ 559,713
Florida	551,523
Arizona	257,892
Ohio	202,367
Massachusetts	146,221
Michigan	141,769
Illinois	110,336
New York	104,096
Nevada	79,692
Maryland	78,105
Texas	76,903
New Jersey	73,493
Colorado	67,767
Washington	67,657
All other states	649,363

Total covered loans	$3,166,897

(1)	At March 31, 2013, $2.9 billion, or 90.6%, of the covered loan portfolio consisted of one-to-four family loans. The remaining $296.0 million, or 9.4%, of the covered loan portfolio consisted of multi-family, CRE, ADC, C&I, and consumer loans, and HELOCs.

Non-Covered Loans Held for Investment

At March 31, 2013, non-covered loans held for investment totaled $28.1 billion, representing 87.9% of total loans, 63.2% of total assets, and an $829.9 million, or 12.2% annualized, increase from the balance at December 31, 2012. In addition to multi-family loans and CRE loans, the held-for-investment portfolio included substantially smaller balances of ADC loans, one-to-four family loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, acquired in business combinations prior to 2009. Originations of held-for-investment loans totaled $2.2 billion in the current first quarter, reflecting a linked-quarter reduction of $589.5 million and a year-over-year increase of $99.2 million.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $1.5 billion, or 69.3%, of the loans we produced for investment in the current first quarter, down $256.2 million from the trailing-quarter volume and up $491.6 million from the year-earlier amount. In addition to seasonality, the linked-quarter reduction primarily reflects the high level of property transactions that took place in the trailing quarter as many of our borrowers anticipated changes being made to the U.S. tax code that could have an adverse impact on their investments in real estate.

At March 31, 2013, the balance of multi-family loans represented $19.2 billion, or 68.4%, of total non-covered loans held for investment, reflecting a three-month increase of $621.8 million, or 13.4% annualized. The average multi-family loan had a principal balance at that date of $4.2 million, as compared to $4.1 million at December 31, 2012.

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

In addition to underwriting multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the buildings’ current rent rolls, as well as their financial statements and related documents.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. Notably, the expected weighted average life of the multi-family loan portfolio was 2.9 years at March 31, 2013, consistent with the expected weighted average life at December 31, 2012.

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

At March 31, 2013, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 79.3% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 4.9%, with New Jersey and Pennsylvania accounting for 7.2% and 3.7%, respectively. The remaining 4.9% of multi-family loans were secured by buildings outside these markets, including the three other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative loan-to-value (“LTV”) ratios our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that transitioned to non-performing status actually resulted in losses during and since the Great Recession, as well as historically.

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

Commercial Real Estate Loans

In the first three months of 2013, CRE loans represented $386.4 million, or 17.3%, of loans originated for investment, down $277.8 million on a linked-quarter basis and $529.8 million year-over-year. While the linked-quarter decline was attributable to the same factors that influenced the decline in multi-family loan production, the year-over-year decline was primarily due to our having originated a small number of very large CRE loans in the first quarter of 2012.

CRE loans nonetheless rose $105.8 million in the first three months of the year to $7.5 billion, representing 26.8% of total held-for-investment loans at March 31, 2013. The average CRE loan had a principal balance of $4.7 million at the end of the current first quarter, as compared to $4.6 million at December 31, 2012.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2013, 74.2% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 12.4% and 6.0%, respectively. Another 2.6% of CRE properties were located in Pennsylvania, while properties outside New York, New Jersey, and Pennsylvania accounted for 2.1%.

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

Prepayment penalties also apply to CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; in fact, the expected weighted average life of the CRE portfolio was 3.4 years at both March 31, 2013 and December 31, 2012.

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

Acquisition, Development, and Construction Loans

In the interest of reducing our exposure to credit risk, we have limited our production of ADC loans to loans that have limited market risk and low LTV ratios, and that are made to reputable borrowers with significant development experience. In the first three months of 2013, ADC loans represented $33.4 million, or 1.5%, of the loans we produced for investment, and the portfolio of such loans rose $1.2 million from the year-end 2012 balance to $399.2 million, representing 1.4% of total held-for-investment loans, at March 31st.

At March 31, 2013, 62.8% of the loans in our ADC portfolio were for land acquisition and development; the remaining 37.2% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

In addition, 81.8% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 9.7% of our ADC loans, with New Jersey accounting for 5.3%. Reflecting the limited extent to which ADC loans have been originated beyond our immediate market, 3.3% of our ADC loans are secured by properties beyond New Jersey and New York.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the three months ended March 31, 2013, we recovered losses against guarantees of $642,000, as compared to $134,000 and $1.2 million, respectively, in the trailing and year-earlier three months. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At March 31, 2013, 2.2% of the loans in our ADC loan portfolio were non-performing, as compared to 3.0% at December 31, 2012.

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

Until 2012, the vast majority of the one-to-four family loans we held for investment were loans that we acquired in our merger transactions prior to 2009. However, we began last year to originate hybrid jumbo one-to-four family loans for our own portfolio. As a result, the balance of one-to-four family loans held for investment rose $101.9 million linked-quarter to $305.3 million, representing 1.1% of total held-for-investment loans, at March 31, 2013.

Other Loans

We originated other loans for investment of $158.9 million in the current first quarter, down $23.8 million on a linked-quarter basis and up $31.7 million year-over-year. C&I loans represented $157.4 million of first quarter 2013 originations, as compared to $181.1 million and $126.2 million, respectively, in the earlier periods. Other loans declined $2.3 million in the first three months of this year to $637.7 million, representing 2.3% of total loans held for investment at March 31, 2013. Included in the latter balance were C&I loans of $591.0 million, reflecting a $963,000 increase from the balance at December 31, 2012.

The vast majority of our C&I loans are made to small and mid-size businesses in New York City and on Long Island, and are tailored to meet the specific needs of our borrowers. The loans we produce include term loans, demand loans, revolving lines of credit, letters of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of a C&I loan, several factors are considered, including its purpose, the collateral, and the anticipated sources of repayment. C&I loans are typically secured by the business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

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

In accordance with the Banks’ policies, all loans are presented to the Mortgage Committee or the Credit Committee, as applicable, for approval, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At March 31, 2013, the largest amount of credit extended to a single borrower was $500.0 million; of this amount, $485.0 million had been funded at that date. The loan was originated by the Community Bank on July 28, 2011 to the owner of a commercial property located in Manhattan, and has been current since that date. The interest rate on the loan was 4.375% at March 31, 2013.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment loan portfolio at March 31, 2013:

	At March 31, 2013
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 7,095,000	36.92%	$4,179,062	55.41%	$177,914	44.57%
Brooklyn	3,585,959	18.66	509,853	6.76	87,407	21.90
Bronx	2,378,228	12.38	189,331	2.51	3,386	0.85
Queens	2,053,652	10.69	647,257	8.58	49,284	12.35
Staten Island	125,370	0.65	71,218	0.94	8,598	2.15

Total New York City	$15,238,209	79.30%	$5,596,721	74.20%	$326,589	81.82%

Long Island	394,849	2.06	937,308	12.43	38,605	9.67
Other New York State	550,332	2.86	199,791	2.65	--	--
New Jersey	1,392,138	7.24	455,808	6.04	21,012	5.26
Pennsylvania	707,621	3.68	196,961	2.61	--	--
All other states	934,468	4.86	155,848	2.07	12,962	3.25

Total	$19,217,617	100.00%	$7,542,437	100.00%	$399,168	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Non-Covered Loans Held for Sale

Although one-to-four family loans represented 1.1% of our total loans held for investment at the end of the current first quarter, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking business serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans in all 50 states.

In the first three months of 2013, we originated one-to-four family loans for sale of $2.4 billion, reflecting a linked-quarter decrease of $592.9 million and a year-over-year decrease of $125.7 million. In addition to seasonality, the linked-quarter decline was largely attributable to a reduction in refinancing activity as residential mortgage interest rates rose in the first quarter of this year. The vast majority of the held-for-sale loans we produced for sale were agency-conforming loans sold to GSEs. To a much lesser extent, we utilized our mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Of the loans we originated for sale in the current first quarter, $2.4 billion, or 99.7%, were agency-conforming; the remaining $6.7 million, or 0.28%, were non-conforming jumbo loans.

At March 31, 2013 and December 31, 2012, the respective balances of one-to-four family loans held for sale were $718.1 million and $1.2 billion, representing 2.2% and 3.8%, respectively, of total loans at the corresponding dates.

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

Both the agency-conforming and non-conforming (i.e., jumbo) one-to-four family loans we originate for sale require that we make certain representations and warranties with regard to underwriting, documentation, and legal/regulatory compliance, and we may be required to repurchase a loan or loans if it is found that a breach of the representations and warranties has occurred. In such case, we would be exposed to any subsequent credit loss on the mortgage loans that might or might not be realized in the future.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At March 31, 2013 and 2012, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.9 million and $6.2 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
(in thousands)
Balance, beginning of period	$8,272	$5,320
Provision for repurchase losses:
Loan sales	590	843
Change in estimates	--	--

Balance, end of period	$8,862	$6,163

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

Repurchase Request Activity

The following table sets forth our GSE repurchase requests during the periods indicated:

	For the Three Months Ended March 31,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	20	$5,073	8	$1,583
New repurchase requests (2)	29	6,470	29	6,720
Successful rebuttal/rescission	(29)	(7,353)	(23)	(5,283)
Indemnifications (3)	(1)	(140)	(3)	(585)
Loan repurchases	(3)	(501)	(1)	(178)

Balance, end of period (4)	16	$3,549	10	$2,257

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests are from GSEs and relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the sixteen period-end requests as of March 31, 2013, fifteen were from Fannie Mae and one was from Freddie Mac. Effective January 1, 2013, both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in the Company having an obligation to repurchase a loan.

Indemnified and Repurchased Loan Activity

	For the Three months Ended March 31,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount
Balance, beginning of period	12	$2,286	5	$1,084
Indemnifications	1	140	3	585
Repurchases	3	501	1	178
Principal payoffs	(1)	(106)	--	--
Principal payments	--	(22)	--	(16)

Balance, end of period (1)	15	$2,799	9	$1,831

(1)	Of the fifteen period-end loans, five were indemnifications and ten were repurchased loans that are now held for investment. All five indemnified loans are currently performing.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At March 31, 2013, we had outstanding loan commitments of $2.6 billion, down $306.0 million from the December 31, 2012 volume and $2.1 million from the volume at March 31, 2012. Commitments to originate loans for investment represented 57.2% of the current first quarter-end total, and commitments to originate loans for sale represented the remaining 42.8%. At December 31, 2012, commitments to originate loans for investment and loans held for sale were $1.4 billion and $1.6 billion, respectively.

Multi-family and CRE loans together represented $931.5 million of held-for-investment loan commitments at the end of the current first quarter, while ADC and other loans represented $156.3 million and $424.5 million, respectively.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $140.7 million at March 31, 2013, as compared to $188.9 million and $177.4 million, respectively, at December 31, and March 31, 2012.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

In the first three months of 2013, we continued to see improvement in our asset quality measures, as the balance of non-performing non-covered loans declined from the year-end balance, and the amount of loans 30 to 89 days past due also fell.

Specifically, non-performing non-covered loans declined 25.9% to $193.6 million at the end of the current first quarter from $261.3 million at December 31, 2012. The March 31st balance represented 0.69% of total non-covered loans, an improvement from 0.96% at year-end.

Non-performing multi-family loans accounted for $53.8 million of the $67.7 million improvement, having declined from $163.5 million at the end of December to $109.7 million at the end of March. However, most of the reduction was attributable to the migration of a $41.6 million multi-family loan from non-accrual status to OREO. The reduction in non-performing non-covered loans also was due to a $10.1 million decline in non-performing non-covered other loans to $7.9 million, and to more modest reductions in the balances of non-performing non-covered CRE and ADC loans. The benefit of the reductions in these non-covered loan categories was only slightly offset by a modest increase in the balance of non-performing non-covered one-to-four family loans to $11.3 million.

(in thousands)
Balance at December 31, 2012	$261,330
New non-accrual	13,171
Charge-offs	(6,499)
Transferred to other real estate owned	(43,671)
Loan payoffs, including dispositions and principal pay-downs	(28,498)
Restored to performing status	(2,220)

Balance at March 31, 2013	$193,613

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2013 and December 31, 2012, all of our non-performing non-covered loans were non-accrual loans. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

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

At March 31, 2013, OREO totaled $70.3 million, reflecting a linked-quarter increase of $41.0 million. The increase was attributable to the $41.6 million multi-family loan that migrated to OREO from non-accrual status in the first quarter of this year. The net effect of the rise in OREO and the decline in non-performing non-covered loans was a $26.7 million decline in non-performing non-covered assets to $263.9 million, and a seven-basis point improvement in the ratio of non-performing non-covered assets to total non-covered assets to 0.64%.

The improvement in asset quality also was reflected in the improvement in non-covered loans 30 to 89 days past due over the first three months of 2013. At March 31st, non-covered loans 30 to 89 days past due declined to $19.8 million from $27.6 million at December 31, 2012. Although past due CRE loans rose $3.6 million linked-quarter, the impact was more than offset by an $8.8 million reduction in past due multi-family loans to $11.1 million, and more modest reductions in the balances of past due ADC, one-to-four family, and other loans. Notably, there were no past due ADC loans at March 31, 2013.

The reductions in non-covered loans 30 to 89 days past due were attributable to the migration of certain loans to non-accrual status, certain other loans being brought current, and the general improvement in the local economy. Reflecting the improvement in non-performing non-covered loans and the improvement in non-covered loans 30 to 89 days delinquent, total delinquencies declined $34.5 million, or 10.8%, on a linked-quarter basis, and $144.2 million, or 33.7%, year-over-year, to $283.7 million at March 31, 2013.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination were below those amounts at March 31, 2013. Exceptions to these LTV limitations are reviewed on a case-by-case basis, and require the approval of the Mortgage or Credit Committee, as applicable.

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

While we strive to originate loans that will perform fully, changes in the economy and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Charge-offs totaled $7.6 million in the current first quarter, including a single C&I loan in the amount of $6.1 million, and were partly offset by recoveries of $2.0 million. At $5.6 million, net charge-offs were down $10.0 million from the year-earlier level and up $2.5 million from the trailing-quarter amount. In addition, net charge-offs represented 0.02% of average loans in the current first quarter, as compared to 0.05% and 0.01%, respectively, in the three months ended March 31, 2012 and December 31, 2012.

Other loans represented $6.2 million of charge-offs in the current first quarter, with multi-family, CRE, and one-to-four family loans representing far more modest amounts. No ADC loans were charged off in the first quarter of 2013.

Reflecting the difference between our first quarter net charge-offs and our first quarter provision for non-covered loan losses, the allowance for losses on non-covered loans fell $561,000 from the end of December to $140.4 million at March 31, 2013. The latter amount was equivalent to 72.51% of non-performing non-covered loans and 0.50% of total non-covered loans.

Based upon all relevant and available information as of March 31, 2013, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, at March 31, 2013, ADC loans, other loans, and one-to-four family loans represented 1.42%, 2.27%, and 1.09%, respectively, of total non-covered loans held for investment, as compared to 1.46%, 2.34%, and 0.75%, respectively, at December 31, 2012. In addition, at March 31, 2013, 2.24%, 1.24%, and 3.71% of ADC loans, other loans, and one-to-four family loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.69% of total non-covered loans at March 31, 2013; the ratio of net charge-offs to average loans for the three months ended at that date was 0.02% (non-annualized).

The following tables present the number and amount of non-performing CRE and multi-family loans by originating bank at March 31, 2013 and December 31, 2012:

As of March 31, 2013 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	58	$108,742	37	$44,299
New York Commercial Bank	2	946	8	11,436

Total for New York Community Bancorp	60	$109,688	45	$55,735

As of December 31, 2012 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	73	$162,513	37	$45,418
New York Commercial Bank	2	947	8	11,445

Total for New York Community Bancorp	75	$163,460	45	$56,863

The following table presents information about our five largest non-performing loans at March 31, 2013, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	CRE	Multi-Family	CRE
Origination Date	6/30/04	9/11/08	Various (1)	6/30/04	12/19/06
Origination Balance	$11,250,000	$6,300,000	$6,121,180	$7,050,000	$5,000,000
Full Commitment Balance	$11,250,000	$6,300,000	$6,121,180	$7,050,000	$5,000,000
Balance at March 31, 2013	$9,371,972	$6,197,016	$6,121,180	$5,605,000	$4,869,286
Associated Allowance	None	None	None	None	None
Non-Accrual Date	December 2012	May 2010	December 2010	December 2012	February 2010
Origination LTV Ratio	75%	75%	78%	75%	74%
Current LTV Ratio	95%	69%	69%	95%	69%
Last Appraisal	October 2012	April 2012	October 2012	October 2012	October 2012

(1)	Loan No. 3 includes three loans, one with an origination date of September 20, 2000 and two with an origination date of September 10, 2003. These loans were restructured into a non-accrual TDR on December 1, 2010.

The following is a description of the five loans identified in the preceding table:

No. 1 - The borrower is an owner of real estate and is based in Florida. This loan is collateralized by a multi-family complex with 248 residential units in Daytona, Florida. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 2 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by an 11,000-square foot commercial building with excess development rights in Manhattan. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 3 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 114,000-square foot commercial building in Plainview, New York. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 4 - The borrower is an owner of real estate and is based in Florida. This loan is collateralized by a multi-family complex with 232 residential units in Daytona, Florida. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 5 - The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 11,000-square foot commercial building in Brooklyn, New York. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions and extension of maturity dates, as well as forbearance agreements. As of March 31, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $158.5 million; loans in connection with which forbearance agreements were reached amounted to $19.8 million. At March 31, 2013, the Company had success rates for restructured multi-family, CRE, and all other loans (including ADC loans) of 90%, 91%, and 100%, respectively.

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

Loans modified as TDRs totaled $178.3 million at March 31, 2013, including accruing loans of $69.5 million and non-accrual loans of $108.8 million. At December 31, 2012, the balance of loans modified as TDRs was $260.3 million, including accruing loans and non-accrual loans of $105.0 million and $155.3 million, respectively.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of March 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$65,830	$ 68,944	$134,774
Commercial real estate	2,255	38,750	41,005
Acquisition, development, and construction	--	--	--
Commercial and industrial	1,410	--	1,410
One-to-four family	--	1,101	1,101

Total	$69,495	$108,795	$178,290

The following table presents information regarding our TDRs as of December 31, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 66,092	$114,556	$180,648
Commercial real estate	37,457	39,127	76,584
Acquisition, development, and construction	--	510	510
Commercial and industrial	1,463	--	1,463
One-to-four family	--	1,101	1,101

Total	$105,012	$155,294	$260,306

The following table sets forth the changes in TDRs for the three months ended March 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2012	$105,012	$155,294	$260,306
New loans	--	627	627
Charge-offs	--	(50)	(50)
Transferred to other real estate owned	--	(42,443)	(42,443)
Loan payoffs, including dispositions and principal pay-downs	(35,517)	(4,633)	(40,150)

Balance at March 31, 2013	$ 69,495	$108,795	$178,290

The decline in accruing loans reflected in the preceding table was primarily attributable to a $35.2 million CRE loan, as previously mentioned. The decline in non-accrual loans was primarily due to the aforementioned transfer of a $41.6 million multi-family loan to OREO.

On a limited basis, we may lend additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2013, no such additions were made. In addition, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities in the event of non-payment of the restructured loan.

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and TDRs disclosed in this filing, we did not have any potential problem loans at March 31, 2013 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at March 31, 2013 and December 31, 2012. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Three Months Ended March 31, 2013	At or For the Year Ended December 31, 2012
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$140,948	$137,290
Provision for losses on non-covered loans	5,000	45,000
Charge-offs:
Multi-family	(1,045)	(27,939)
Commercial real estate	(327)	(5,046)
Acquisition, development, and construction	--	(5,974)
One-to-four family	(59)	(574)
Other loans	(6,173)	(6,685)

Total charge-offs	(7,604)	(46,218)
Recoveries	2,043	4,876

Net charge-offs	(5,561)	(41,342)

Balance at end of period	$140,387	$140,948

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$109,688	$163,460
Commercial real estate	55,735	56,863
Acquisition, development, and construction	8,959	12,091
One-to-four family	11,317	10,945

Total non-accrual non-covered mortgage loans	185,699	243,359
Other non-accrual non-covered loans	7,914	17,971

Total non-performing non-covered loans (1)	193,613	261,330
Other real estate owned (2)	70,319	29,300

Total non-performing non-covered assets	$263,932	$290,630

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.69%	0.96%
Non-performing non-covered assets to total non-covered assets	0.64	0.71
Allowance for losses on non-covered loans to non-performing non-covered loans	72.51	53.93
Allowance for losses on non-covered loans to total non-covered loans	0.50	0.52
Net charge-offs during the period to average loans outstanding during during the period	0.02(3)	0.13

Loans 30-89 Days Past Due:
Multi-family	$11,099	$19,945
Commercial real estate	5,305	1,679
Acquisition, development, and construction	--	1,178
One-to-four family	1,726	2,645
Other loans	1,672	2,138

Total loans 30-89 days past due (4)	$19,802	$27,585

(1)	The March 31, 2013 and December 31, 2012 amounts exclude loans 90 days or more past due of $296.0 million and $312.6 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The March 31, 2013 and December 31, 2012 amounts exclude OREO totaling $46.9 million and $45.1 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Presented on a non-annualized basis.
(4)	The March 31, 2013 and December 31, 2012 amounts exclude loans 30 to 89 days past due of $62.4 million and $81.2 million, respectively, that are covered by FDIC loss sharing agreements.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized. In the first three months of 2013, indemnification income of $3.6 million was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. This benefit partially offset a provision for losses on covered loans of $4.5 million.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the first three months of 2013, we recorded net amortization of $3.1 million; in the year-earlier three months, we recorded accretion of $1.3 million. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three months ended March 31, 2013, we received FDIC reimbursements of $18.4 million, as compared to $38.1 million in the first three months of 2012.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans 30 to 89 past due at March 31, 2013 and December 31, 2012, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Three Months Ended March 31, 2013	At or For the Year Ended December 31, 2012
Covered Loans 90 Days or More Past Due:
Multi-family	$ 557	$ --
Commercial real estate	1,629	2,501
Acquisition, development, and construction	1,340	1,249
One-to-four family	281,039	297,265
Other	11,475	11,558

Total covered loans 90 days or more past due	296,040	312,573
Covered other real estate owned	46,887	45,115

Total covered non-performing assets	$ 342,927	$ 357,688

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$ 110,245	$ 163,460
Commercial real estate	57,364	59,364
Acquisition, development, and construction	10,299	13,340
One-to-four family	292,356	308,210
Other non-performing loans	19,389	29,529

Total non-performing loans	489,653	573,903
Other real estate owned	117,206	74,415

Total non-performing assets (including covered assets)	$ 606,859	$ 648,318

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	1.57%	1.88%
Total non-performing assets to total assets	1.36	1.47
Allowance for loan losses to non-performing loans	40.07	33.50
Allowance for loan losses to total loans	0.63	0.63

Covered Loans 30-89 Days Past Due:
Multi-family	$ --	$ 517
Commercial real estate	--	137
Acquisition, development, and construction	55	463
One-to-four family	57,335	75,129
Other loans	4,991	4,940

Total covered loans 30-89 days past due	$ 62,381	$ 81,186

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$ 11,099	$ 20,462
Commercial real estate	5,305	1,816
Acquisition, development, and construction	55	1,641
One-to-four family	59,061	77,774
Other loans	6,663	7,078

Total loans 30-89 days past due (including covered loans)	$ 82,183	$ 108,771

Geographical Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at March 31, 2013:

	Non-Performing Loans
	Covered Loan Portfolio	Non-Covered Loan Portfolio	Total
(in thousands)
New York	$ 19,278	$125,774	$145,052
Florida	98,235	17,510	115,745
New Jersey	18,989	32,162	51,151
California	27,973	219	28,192
Connecticut	5,032	15,190	20,222
Arizona	16,541	--	16,541
Ohio	15,711	--	15,711
Nevada	13,232	--	13,232
Illinois	10,346	2,549	12,895
Massachusetts	12,317	--	12,317
All other states	58,386	209	58,595

Total non-performing loans	$296,040	$193,613	$489,653

Securities

Securities represented $5.5 billion, or 12.3%, of total assets at the close of the current first quarter, as compared to $4.9 billion, representing 11.1% of total assets, at December 31, 2012.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally invest in GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At March 31, 2013 and December 31, 2012, GSE obligations represented 92.2% and 91.3%, respectively, of total securities. The remainder of the portfolio was comprised of private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investment securities that are backed by subprime or Alt-A loans.

Depending on management’s intent at the time of purchase, securities are classified as either “available for sale” or “held to maturity.” While available-for-sale securities are intended to generate earnings, they also represent a significant source of cash flows and liquidity for future loan production and general operating activities. These cash flows stem from the repayment of principal and interest, in addition to the sale of such securities. Held-to-maturity securities also generate cash flows from repayments and serve as a source of earnings.

Securities that management intends to hold for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. At March 31, 2013, available-for-sale securities represented $324.4 million, or 5.9%, of total securities, down from $429.3 million, or 8.7%, at December 31, 2012. Included in the respective period-end amounts were mortgage-related securities of $115.5 million and $177.3 million, and other securities of $208.8 million and $252.0 million, respectively. Primarily reflecting our expectation of certain securities being called, the estimated weighted average life of the available-for-sale securities portfolio was 8.5 years at the close of the current first quarter, as compared to 9.4 years at December 31, 2012.

Held-to-maturity securities, which are securities that management has the positive intent to hold to maturity, represented $5.1 billion, or 94.1%, of total securities at the close of the current first quarter, an increase from $4.5 billion, or 91.3%, at December 31, 2012. At March 31st, the fair value of securities held to maturity represented 103.51% of their carrying value, as compared to 104.94% at December 31, 2012. Mortgage-related securities accounted for $2.9 billion and $3.2 billion of securities held to maturity at the end of March and December, while other securities represented $2.2 billion and $1.3 billion at the respective period-ends. Included in the March 31, 2013 and December 31, 2012 amounts were GSE obligations of $4.9 billion and $4.3 billion; capital trust notes of $108.9 million and $109.9 million; and corporate bonds of $72.6 million and $72.5 million, respectively. The estimated weighted average lives of the held-to-maturity securities portfolio were 4.2 years and 4.6 years at the corresponding dates.

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

At March 31, 2013, the Community Bank held $448.5 million of FHLB stock, including $423.5 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $1.9 million of stock in the FHLB-San Francisco. The Commercial Bank had $8.0 million of FHLB stock at March 31, 2013, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at March 31, 2013.

In the three months ended March 31, 2013 and 2012, dividends from the FHLB to the Community Bank totaled $4.6 million and $5.3 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $95,000 and $98,000 respectively, in the corresponding periods.

Bank-Owned Life Insurance

At March 31, 2013, our investment in bank-owned life insurance (“BOLI”) was $873.5 million, as compared to $867.3 million at December 31, 2012. The increase reflects the rise in the cash surrender value of the underlying policies over the course of the year.

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills acquisitions, FDIC loss share receivables were $548.6 million and $566.5 million, respectively, at March 31, 2013 and December 31, 2012. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

Goodwill totaled $2.4 billion at March 31, 2013, consistent with the balance at December 31, 2012. Reflecting amortization, CDI declined $4.4 million from the December 31, 2012 balance to $27.6 million at March 31, 2013.

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

Loan repayments and sales totaled $4.4 billion in the first three months of 2013, as compared to $4.2 billion in the first quarter of 2012. Repayments and sales accounted for $1.6 billion and $2.8 billion, respectively, of the current first quarter total and for $1.2 billion and $3.0 billion, respectively, of the total in the year-earlier three months.

In the three months ended March 31, 2013, cash flows from the repayment and sale of securities respectively totaled $362.2 million and $526.2 million, while purchases of securities totaled $1.4 billion. In the first three months of 2012, the cash flows from the repayment and sale of securities totaled $405.1 million and $240.2 million, respectively, and were partially offset by purchases of securities totaling $978.9 million.

In the first quarter of 2013, and consistent with our business model, the cash flows from loans and securities were primarily deployed into loan production and, to a lesser extent, the purchase of GSE obligations and other securities.

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

While the vast majority of our deposits have been retail deposits acquired through business combinations or gathered through our branch network, our mix of deposits has also included brokered deposits. Depending on the availability and pricing of such wholesale funding sources, we typically refrain from pricing our retail deposits at the higher end of the market, in order to contain or reduce our funding costs.

Deposits rose $600.2 million from the balance at the end of December to $25.5 billion, representing 57.2% of total assets, at March 31, 2013. The three-month increase was largely organic in nature, as savings accounts and NOW and money market accounts rose in response to a retail deposit campaign. Specifically, savings accounts rose $632.4 million in the first three months of this year, to $4.8 billion, while NOW and money market accounts rose $514.0 million to $9.3 billion. Included in the balance of NOW and money market accounts at the end of the current first quarter were brokered money market accounts of $3.8 billion, reflecting a $66.2 million increase from the balance at December 31, 2012.

The growth in savings and NOW and money market accounts was partly offset by a $78.2 million decline in non-interest-bearing accounts, to $2.7 billion, and by a $468.1 million reduction in CDs to $8.7 billion. The decline in non-interest bearing accounts was primarily due to a $77.0 million drop in brokered non-interest-bearing accounts to $112.2 million, while the decline in CDs was partly attributable to a $170.5 million decline in brokered CDs to $623.4 million. The remainder of the decline in CDs was largely attributable to the transfer of funds from maturing CDs into savings and NOW and money market accounts with the Banks.

Reflecting the decline in brokered non-interest-bearing accounts and brokered CDs, brokered deposits represented $4.5 billion of total deposits at the end of the current first quarter, down $181.2 million from the balance at December 31, 2012. The majority of the decline was attributable to the roll-off of brokered deposits that had been assumed in the transaction with Aurora Bank FSB in June 2012.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased); junior subordinated debentures; and other borrowings (consisting of preferred stock of subsidiaries). At March 31, 2013, borrowed funds totaled $13.2 billion, down $251.6 million from the balance at December 31, 2012.

Wholesale Borrowings

Wholesale borrowings totaled $12.8 billion at the end of the current first quarter, representing 28.8% of total assets, and were down $251.7 million from the balance at December 31, 2012. FHLB advances accounted for $8.6 billion of the March 31st total, reflecting a $276.7 million decrease from the balance at year-end. In addition to FHLB-NY advances, the March 31st balance included FHLB-Cincinnati advances of $600.7 million that were acquired in the AmTrust acquisition in December 2009.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at March 31, 2013 were repurchase agreements of $4.1 billion, consistent with the balance at December 31, 2012. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

In the first quarter of 2013, we repositioned $2.4 billion of wholesale borrowings as part of an effort that began in December to reduce our funding costs. All told, borrowed funds of $6.0 billion were repositioned, reducing the weighted average cost of such funds by 117 basis points, and extending the weighted average call and maturity dates by approximately four years.

At March 31, 2013, $5.6 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.0 million at the close of the current first quarter, modestly higher than the balance at December 31, 2012.

Other Borrowings

At March 31, 2013, other borrowings totaled $4.3 million, consistent with the balance at December 31, 2012.

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

In the first three months of 2013, we continued to pursue the core components of our business model in order to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales to fund our loan production, as well as our more limited investments in GSE obligations; and (3) We continued to capitalize on the historically low level of the target fed funds rate to reduce our retail funding costs. In addition, we continued the process of repositioning certain wholesale borrowings in order to reduce the interest rate on such funding and extended the weighted average call and maturity dates.

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

To mitigate the prepayment risk inherent in MSRs, we could sell the servicing of the loans we produce, and thus minimize the potential for earnings volatility. Instead, we have opted to mitigate such risk by investing in exchange-traded derivative financial instruments that are expected to experience opposite and offsetting changes in fair value as related to the value of our MSRs.

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

At March 31, 2013, our one-year gap was a negative 1.11%, as compared to a negative 3.69% at December 31, 2012. The difference in our one-year gap is attributable to our expectation of certain securities being called, and to a decline in the balance of CDs maturing within twelve months of the current first quarter-end.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2013 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2013 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 37 percent per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 22 and 17 percent per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 40% for the first five years, 15% for years five through ten, and 45% for the years thereafter. NOW accounts were assumed to decay at 41% for the first five years, 25% for years five through ten, and 34% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at 93% for the first five years and at 7% for years five through ten.

Interest Rate Sensitivity Analysis

	At March 31, 2013
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 4,379,167	$5,274,930	$10,258,131	$7,444,317	$ 3,920,846	$ 528,365	$31,805,756
Mortgage-related securities (2)(3)	162,004	328,721	502,099	220,807	1,595,089	198,382	3,007,102
Other securities and money market investments (2)	1,306,721	1,258,159	25,245	62,439	31,358	234,897	2,918,819

Total interest-earning assets	5,847,892	6,861,810	10,785,475	7,727,563	5,547,293	961,644	37,731,677

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	4,106,999	630,857	1,014,514	1,658,675	1,076,142	810,640	9,297,827
Savings accounts	619,888	165,848	804,232	337,799	753,088	2,165,506	4,846,361
Certificates of deposit	1,901,685	3,043,022	2,999,935	649,806	49,246	9,134	8,652,828
Borrowed funds	2,735,510	746	300,984	1,875,438	8,121,805	144,085	13,178,568

Total interest-bearing liabilities	9,364,082	3,840,473	5,119,665	4,521,718	10,000,281	3,129,365	35,975,584

Interest rate sensitivity gap per period (4)	$(3,516,190)	$3,021,337	$ 5,665,810	$3,205,845	$(4,452,988)	$(2,167,721)	$ 1,756,093

Cumulative interest rate sensitivity gap	$(3,516,190)	$(494,853)	$5,170,957	$8,376,802	$3,923,814	$1,756,093

Cumulative interest rate sensitivity gap as a percentage of total assets	(7.90)%	(1.11)%	11.62%	18.82%	8.82%	3.95%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	62.45%	96.25%	128.22%	136.67%	111.95%	104.88%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of March 31, 2013, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of two percent per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of two percent per annum.

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

Based on the information and assumptions in effect at March 31, 2013, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(0.64)%
+200	(4.35)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2013, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(0.80)%
+200 over one year	(2.16)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

—	Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;
—	Liability restructuring, whereby product offerings and pricing are altered or wholesale borrowings are employed to affect the maturity structure or repricing of liabilities;
—	Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or
—	Use or alteration of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2013, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.69% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 5.34% increase.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.1 billion and $2.4 billion, respectively, at March 31, 2013 and December 31, 2012. As in the past, our portfolios of loans and securities were meaningful sources of liquidity in the current first quarter, with cash flows from the repayment and sale of loans totaling $4.4 billion and cash flows from the repayment and sale of securities totaling $888.5 million.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At March 31, 2013, our available borrowing capacity with the FHLB-NY was $6.9 billion. In addition, the Community Bank and the Commercial Bank had $321.7 million in available-for-sale securities, combined, at that date.

Furthermore, the Community Bank has an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans and securities to collateralize any funds it may borrow, up to a maximum limit of $213.7 million.

Our primary investing activity is loan production and, in the first three months of 2013, the volume of loans originated for sale and for investment totaled $4.6 billion. During this time, the net cash used in investing activities totaled $1.2 billion. Our financing activities provided net cash of $234.5 million and our operating activities provided net cash of $632.0 million.

CDs due to mature in one year or less from March 31, 2013 totaled $4.9 billion, representing 57.1% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended March 31, 2013, the Banks paid dividends totaling $110.0 million to the Parent Company, leaving $89.6 million that they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at March 31, 2013 included $104.8 million in cash and cash equivalents and $2.6 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operation, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At March 31, 2013, we held derivative financial instruments with a notional value of $3.7 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity totaled $5.7 billion at the end of the current first quarter, representing 12.73% of total assets and a book value of $12.85 per share. The March 31st balance was $9.4 million higher than the balance at the end of December, which represented 12.81% of total assets and a book value of $12.88 per share.

We calculate book value per share by dividing stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At March 31, 2013, there were 440,867,068 shares outstanding; at December 31, 2012, the number of outstanding shares was 439,050,966.

Tangible stockholders’ equity rose $13.8 million in the first three months of this year, to $3.2 billion, after the distribution of $110.0 million in quarterly cash dividends. Tangible stockholders’ equity represented 7.61% and 7.65% of tangible assets at the end of March and December, while tangible book value per share was $7.26 at both period-ends. We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At March 31, 2013 and December 31, 2012, we recorded goodwill of $2.4 billion; CDI totaled $27.6 million and $32.0 million, respectively, at the corresponding dates.

Excluding AOCL from the calculations of tangible stockholders’ equity and tangible assets, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.75% at the end of the current first quarter, as compared to 7.79% at December 31, 2012. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

AOCL rose $823,000 in the first three months of this year, to $62.5 million at March 31, 2013. The increase was the result of a $2.3 million decline in the net unrealized gain on available-for-sale securities to $10.3 million, and a $1.5 million decrease in the net unrealized loss on pension and post-retirement obligations, net of tax, to $59.3 million.

At March 31, 2013 and December 31, 2012, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at the corresponding dates.

Regulatory Capital Analysis (the Company)

	At March 31, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,616,877	8.87%	$3,616,877	13.26%	$3,817,241	14.00%
Regulatory capital requirement	1,630,359	4.00	1,090,962	4.00	2,181,924	8.00

Excess	$1,986,518	4.87%	$2,525,915	9.26%	$1,635,317	6.00%

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at March 31, 2013, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as reflected in the following tables:

Regulatory Capital Analysis (the Community Bank)

	At March 31, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,165,513	8.31%	$3,165,513	12.40%	$3,354,584	13.14%
Regulatory capital requirement	1,523,434	4.00	1,021,501	4.00	2,043,001	8.00

Excess	$1,642,079	4.31%	$2,144,012	8.40%	$1,311,583	5.14%

Regulatory Capital Analysis (the Commercial Bank)

	At March 31, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$351,053	11.26%	$351,053	16.53%	$362,250	17.05%
Regulatory capital requirement	124,662	4.00	84,963	4.00	169,926	8.00

Excess	$226,391	7.26%	$266,090	12.53%	$192,324	9.05%

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

We believe that, as of March 31, 2013, the Company, the Community Bank, and the Commercial Bank would meet all their respective capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

Earnings Summary for the Three Months Ended March 31, 2013

We generated earnings of $118.7 million in the current first quarter, as compared to $122.8 million in the trailing quarter and $118.3 million in the year-earlier three months. The first quarter 2013 amount was equivalent to $0.27 per diluted share, a penny lower than the trailing-quarter level and consistent with the level in the first quarter of 2012.

Largely reflecting a $19.4 million decline in prepayment penalty income to $19.9 million, net interest income fell $14.8 million on a linked-quarter basis to $275.2 million in the first quarter of this year. In the fourth quarter of 2012, net interest income included prepayment penalty income of $17.9 million that stemmed from the prepayment of a single $545.5 million loan relationship. While net interest income declined year-over-year by $13.2 million, the reduction was primarily attributable to a decrease in average asset yields as market interest rates declined.

Non-interest income rose $20.1 million and $13.6 million, respectively, to $75.6 million in the current first quarter from the levels recorded in the trailing and year-earlier three months. The increases were due to current first quarter pre-tax securities gains of $16.6 million, and an increase in other income to $13.2 million. Included in the latter amount was the recovery of $3.9 million on a security that previously had been recorded as other than temporarily impaired.

Mortgage banking income contributed $26.1 million to non-interest income in the current first quarter, down $6.5 million and $9.1 million, respectively, from the levels recorded in the trailing and year-earlier three months. The declines in mortgage banking income were largely due to a slowing down of refinancing activity as residential mortgage interest rates increased; the linked-quarter decrease was also due to seasonality.

Operating expenses totaled $151.7 million in the current first quarter, rising $1.8 million from the trailing-quarter level and $6.7 million from the year-earlier amount. Compensation and benefits expense accounted for $8.3 million and $9.9 million of the respective increases, having risen to $83.5 million in the first three months of this year. The bulk of the increase was attributable to retirement and severance expenses of $6.0 million. The linked-quarter rise in compensation and benefits expense was partly offset by a $7.4 million reduction in general and administrative (“G&A”) expense, to $44.6 million, as FDIC deposit insurance premiums decreased and legal and other professional fees declined. Year-over-year, the decline in G&A expense was $4.9 million.

At $5.0 million, our provision for losses on non-covered loans was comparable to the trailing-quarter level and $10.0 million less than the provision recorded in the first quarter of 2012. We also recorded a $4.5 million provision for losses on covered loans in the current first quarter, in contrast to a $3.3 million recovery in the fourth quarter of last year. No provision or recovery was recorded in the first quarter of 2012.

Income tax expense totaled $66.5 million in the current first quarter, modestly higher than the trailing-quarter level and $526,000 lower than the level recorded in the first quarter of 2012.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the first quarter of 2013, the five- and ten-year Constant Maturity Treasury (“CMT”) rates averaged 0.82% and 1.95%, respectively, as compared to 0.69% and 1.71%, respectively, in the trailing quarter and 0.90% and 2.04%, respectively, in the first quarter of 2012.

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

In the first three months of 2013, we generated net interest income of $275.2 million, reflecting a $14.8 million, or 5.1%, linked-quarter reduction and a year-over-year reduction of $13.2 million, or 4.6%. While interest expense fell $19.1 million linked-quarter and $20.6 million year-over-year, to $137.6 million, interest income fell $34.0 million and $33.8 million, respectively, over the corresponding periods to $412.8 million in the first quarter of 2013. In addition, our net interest margin was 2.95% in the current first quarter, down from 3.15% in the trailing quarter and 3.24% in the three months ended March 31, 2012.

The following factors contributed to the declines in our net interest income and margin:

—

Prepayment penalty income accounted for $19.9 million of the interest income recorded in the current first quarter, as compared to $39.3 million and $17.5 million, respectively, in the three months ended December 31, 2012 and March 31, 2012. The primary reason for the linked-quarter decline was the prepayment of a $545.5 million loan relationship in the trailing quarter, which generated $17.9 million, or 45.5% of the prepayment penalty income received, in the three months ended December 31, 2012.

—

In addition, prepayment penalty income contributed 26 and 22 basis points, respectively, to the average yields on our loans and interest-earning assets in the current first quarter, which were 4.65% and 4.46%, respectively. In the fourth quarter of 2012, the average yields on interest-earning assets and loans were 4.84% and 5.08%, respectively, including 43 and 50 basis points contributed by prepayment penalties. In addition to the linked-quarter decline in prepayment penalty income, the reduction in the average yields on loans and interest-earning assets was attributable to the replenishment of our balance sheet with lower-yielding loans and securities.

—

Prepayment penalty income contributed 21 basis points to our margin in the current first quarter, as compared to 43 basis points in the trailing quarter and 20 basis points in the year-earlier three months. Included in the trailing-quarter amount were 19 basis points stemming from the prepayment of the aforementioned $545.5 million loan relationship.

—	To a far lesser extent, the linked-quarter declines in our net interest income and margin reflect modest increases in the average balances of interest-bearing deposits and borrowed funds.

The linked-quarter declines in our net interest income and margin were tempered by two primary factors:

—

a $122.4 million increase in the average balance of interest-earning assets to $37.1 billion, as a $287.4 million increase in average loans to $31.6 billion exceeded the impact of a $165.0 million reduction in average securities to $5.4 billion; and

—

a 20-basis point decline in the average cost of interest-bearing liabilities to 1.61% in the current first quarter, as the average cost of borrowed funds fell 55 basis points to 3.35% and the average cost of interest-bearing deposits dropped a single basis point, to 0.64%. The linked-quarter reduction in the average cost of borrowed funds was attributable to the repositioning of $6.0 billion of borrowed funds that began in the latter part of December and continued in the first two weeks of 2013.

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

Furthermore, the level of prepayment penalty income recorded when a loan prepays is a function of the remaining principal balance, as well as the number of years remaining on the loan. The number of years dictates the number of prepayment penalty points that are charged on the remaining principal balance, based on a sliding scale of five percentage points to one, as discussed under “Multi-Family Loans” and “Commercial Real Estate Loans” earlier in this report.

Net Interest Income Analysis (Linked-Quarter Comparison)

(dollars in thousands)

	For the Three Months Ended
	March 31, 2013			December 31, 2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,615,006	$366,999	4.65%	$31,327,597	$397,904	5.08%
Securities and money market investments(2)(3)	5,441,285	45,808	3.37	5,606,278	48,868	3.49

Total interest-earning assets	37,056,291	412,807	4.46	36,933,875	446,772	4.84
Non-interest-earning assets	6,186,968			6,153,971

Total assets	$43,243,259			$43,087,846

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 8,969,149	$ 9,175	0.41%	$ 8,884,441	$ 9,413	0.42%
Savings accounts	4,509,093	4,021	0.36	4,163,544	3,328	0.32
Certificates of deposit	8,860,679	22,235	1.02	9,066,441	23,155	1.02

Total interest-bearing deposits	22,338,921	35,431	0.64	22,114,426	35,896	0.65
Borrowed funds	12,381,287	102,200	3.35	12,336,991	120,875	3.90

Total interest-bearing liabilities	34,720,208	137,631	1.61	34,451,417	156,771	1.81
Non-interest-bearing deposits	2,673,879			2,815,353
Other liabilities	218,295			323,036

Total liabilities	37,612,382			37,589,806
Stockholders’ equity	5,630,877			5,498,040

Total liabilities and stockholders’ equity	$43,243,259			$43,087,846

Net interest income/interest rate spread		$275,176	2.85%		$290,001	3.03%

Net interest margin			2.95%			3.15%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	For the Three Months Ended March 31,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,615,006	$366,999	4.65%	$30,595,529	$398,184	5.21%
Securities and money market investments(2)(3)	5,441,285	45,808	3.37	4,934,593	48,454	3.93

Total interest-earning assets	37,056,291	412,807	4.46	35,530,122	446,638	5.03
Non-interest-earning assets	6,186,968			6,244,891

Total assets	$43,243,259			$41,775,013

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 8,969,149	$ 9,175	0.41%	$ 8,800,787	$ 8,733	0.40%
Savings accounts	4,509,093	4,021	0.36	3,983,234	3,496	0.35
Certificates of deposit	8,860,679	22,235	1.02	7,420,769	23,720	1.29

Total interest-bearing deposits	22,338,921	35,431	0.64	20,204,790	35,949	0.72
Borrowed funds	12,381,287	102,200	3.35	13,419,550	122,275	3.66

Total interest-bearing liabilities	34,720,208	137,631	1.61	33,624,340	158,224	1.89
Non-interest-bearing deposits	2,673,879			2,377,534
Other liabilities	218,295			244,843

Total liabilities	37,612,382			36,246,717
Stockholders’ equity	5,630,877			5,528,296

Total liabilities and stockholders’ equity	$43,243,259			$41,775,013

Net interest income/interest rate spread		$275,176	2.85%		$288,414	3.14%

Net interest margin			2.95%			3.24%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.06x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

As a result of management’s assessment of these factors, including the aforementioned declines in non-performing non-covered loans and assets, our provision for losses on non-covered loans was $5.0 million in the current first quarter, consistent with the trailing-quarter level and $10.0 million below the level recorded in the first quarter of 2012. Reflecting the $5.0 million provision and net charge-offs of $5.6 million, the allowance for losses on non-covered loans was $140.4 million at the close of the current first quarter, as compared to $140.9 million at December 31, 2012.

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

In the first quarter of 2013, we recorded a provision for losses on covered loans of $4.5 million, in contrast to recording a recovery of $3.3 million in the fourth quarter of 2012. The current first quarter provision was largely offset by FDIC indemnification income of $3.6 million, while the trailing-quarter recovery was largely offset by $2.6 million of FDIC indemnification expense. No provision or recovery was recorded in the first quarter of 2012.

For additional information about our provisions for loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We have four recurring sources of non-interest income: mortgage banking income, which consists of income from originations and servicing income; fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; and other income, which is derived from various sources, including the sale of third-party investment products in our branches, and the revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc., an investment advisory firm. From time to time, these recurring sources of non-interest income are supplemented by FDIC indemnification income (in any quarter when a provision for losses on covered loans is recorded) and gains on the sale of securities, which depend on market conditions and our corporate strategies.

In the first quarter of 2013, non-interest income totaled $75.6 million, reflecting a linked-quarter increase of $20.1 million and a year-over-year increase of $13.6 million. While FDIC indemnification income, as discussed above, contributed to these increases, the primary contributors were securities gains and other income, as further discussed below:

—	We recorded securities gains of $16.6 million in the current first quarter, in contrast to $672,000 and $718,000, respectively, in the trailing and year-earlier three months.
—

In addition, other income rose $3.1 million and $6.4 million, respectively, to $13.2 million, from the levels recorded in the three months ended December 31, 2012 and March 31, 2012. The respective increases were primarily due to the recovery of $3.9 million on a security that previously had been classified as other-than- temporarily impaired.

The increase in non-interest income was tempered by a decline in mortgage banking income, to $26.1 million, from $32.6 million in the trailing quarter and $35.2 million in the first quarter of 2012. While the linked-quarter and year-over-year declines were both attributable to a decrease in refinancing activity as residential mortgage interest rates rose in the current first quarter, the linked-quarter decline also reflects seasonality. Income from originations accounted for $25.9 million of mortgage banking income in the current first quarter, as compared to $33.7 million and $40.0 million, respectively, in the trailing and year-earlier three months. Servicing income accounted for the remaining $226,000 of mortgage banking income in the current first quarter, in contrast to servicing losses of $1.1 million and $4.8 million, respectively, in the earlier periods. The servicing losses reflect declines in the fair value of MSRs due to the accelerated refinancing of residential mortgage loans during the earlier quarters, and were partially offset by a gain on derivatives and servicing fee income.

To a lesser extent, the rise in non-interest income was tempered by modest declines in fee income and BOLI income, to $8.8 million and $7.3 million, respectively, in the first three months of this year.

Together, mortgage banking income, fee income, BOLI income, and other income totaled $55.3 million in the current first quarter, as compared to $59.8 million in the trailing quarter and $61.3 million in the first quarter of 2012.

The following table summarizes the components of non-interest income for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012:

	For the Three Months Ended
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Mortgage banking income	$26,109	$32,574	$35,165
Fee income	8,772	9,730	9,758
BOLI income	7,253	7,334	9,585
Gain on sale of securities	16,622	672	718
FDIC indemnification income (expense)	3,602	(2,625)	--
Loss on debt redemption	--	(2,313)	--
Other income:
Peter B. Cannell & Co., Inc.	3,907	3,669	3,759
Third-party investment product sales	3,773	3,863	3,871
Other	5,513	2,591	(860)

Total other income	13,193	10,123	6,770

Total non-interest income	$75,551	$55,495	$61,996

While we expect mortgage banking income to remain our single largest source of non-interest income, it should be noted that the amount of mortgage banking income we produce is likely to vary from one year or quarter to the next. Mortgage banking income in large part depends on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and G&A expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009. In the first quarter of 2013, non-interest expense totaled $156.1 million, reflecting a linked-quarter increase of $1.5 million and a year-over-year increase of $5.9 million. The linked-quarter increase was the net effect of a $1.8 million rise in operating expenses to $151.7 million and a $289,000 reduction in the amortization of CDI to $4.4 million. The year-over-year increase was the net effect of a $6.7 million increase in operating expenses and a $738,000 reduction in the amortization of CDI.

Primarily reflecting severance and retirement costs of $6.0 million, compensation and benefits expense totaled $83.5 million in the current first quarter, up $8.3 million and $9.9 million, respectively, from the levels recorded in the three months ended December 31, and March 31, 2012. The remainder of the increases were due to higher payroll taxes, normal year-end salary increases, and the granting of incentive stock awards.

The increases in compensation and benefits expense were partially tempered by declines in G&A expense. In the first three months of 2013, G&A expense totaled $44.6 million, down $7.4 million on a linked-quarter basis and $4.9 million year-over-year. The declines in G&A expense were primarily due to lower FDIC deposit insurance premiums, declines in OREO market value write-downs, and reductions in legal and other professional fees.

Occupancy and equipment expense totaled $23.6 million in the current first quarter, and was up $1.0 million linked-quarter and $1.7 million year-over-year.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In the three months ended March 31, 2013, income tax expense totaled $66.5 million, only slightly higher than the trailing-quarter level and $526,000 below the year-earlier amount. Pre-tax income totaled $185.1 million in the current first quarter, $4.1 million below the trailing-quarter level and only slightly below the level recorded in the first quarter of 2012. The effective tax rate was 35.9% in the current first quarter, as compared to 35.1% in the trailing quarter and 36.2% in the year-earlier three months. The linked-quarter increase in the effective tax rate was due to a decrease in projected tax credits and an increase in state and local tax expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 90-95 of our 2012 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2013. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” earlier in this quarterly report.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as such factors could materially affect the Company’s business, financial condition, or future results. There have been no material changes to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K. The risks described in the 2012 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended March 31, 2013, the Company allocated $4.1 million toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: January 1, 2013 through January 31, 2013	298,450	$13.38	298,450	186,452
Month #2: February 1, 2013 through February 28, 2013	4,517	13.38	4,517	181,935
Month #3: March 1, 2013 through March 31, 2013	1,863	14.14	1,863	180,072
Total	304,830	$13.38	304,830

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 180,072 shares were still available for repurchase at March 31, 2013. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2012 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2013	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 10, 2013	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer