Form 10-Q
period 2013-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2013-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Yes        No  X

440,873,285
Number of shares of common stock outstanding at August 1, 2013

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2013

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2013 (unaudited)	December 31, 2012
Assets:
Cash and cash equivalents	$1,319,710	$2,427,258
Securities:
Available-for-sale ($86,531 and $196,300 pledged, respectively)	315,090	429,266
Held-to-maturity ($4,551,901 and $4,084,380 pledged, respectively) (fair value of $5,540,835 and $4,705,960, respectively)	5,626,605	4,484,262

Total securities	5,941,695	4,913,528

Non-covered loans held for sale	756,601	1,204,370
Non-covered loans held for investment, net of deferred loan fees and costs	28,051,342	27,284,464
Less: Allowance for losses on non-covered loans	(140,689)	(140,948)

Non-covered loans held for investment, net	27,910,653	27,143,516
Covered loans	3,032,172	3,284,061
Less: Allowance for losses on covered loans	(60,431)	(51,311)

Covered loans, net	2,971,741	3,232,750

Total loans, net	31,638,995	31,580,636
Federal Home Loan Bank stock, at cost	482,173	469,145
Premises and equipment, net	265,321	264,149
FDIC loss share receivable	531,787	566,479
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	23,422	32,024
Mortgage servicing rights	215,055	144,713
Bank-owned life insurance	880,435	867,250
Other real estate owned (includes $39,108 and $45,115, respectively, covered by loss sharing agreements)	123,586	74,415
Other assets	327,528	369,372

Total assets	$44,185,838	$44,145,100

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$9,437,891	$8,783,795
Savings accounts	5,423,628	4,213,972
Certificates of deposit	7,906,158	9,120,914
Non-interest-bearing accounts	2,520,185	2,758,840

Total deposits	25,287,862	24,877,521
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	9,104,698	8,842,974
Repurchase agreements	3,425,000	4,125,000
Fed funds purchased	100,000	100,000

Total wholesale borrowings	12,629,698	13,067,974
Other borrowings	362,319	362,217

Total borrowed funds	12,992,017	13,430,191
Other liabilities	217,498	181,124

Total liabilities	38,497,377	38,488,836

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 440,867,068 and 439,133,951 shares issued, and 440,858,405 and 439,050,966 shares outstanding, respectively)	4,409	4,391
Paid-in capital in excess of par	5,333,295	5,327,111
Retained earnings	408,680	387,534
Treasury stock, at cost (8,663 and 82,985 shares, respectively)	(118)	(1,067)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	6,001	12,614
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(5,984)	(13,525)
Net unrealized loss on pension and post-retirement obligations, net of tax	(57,822)	(60,794)

Total accumulated other comprehensive loss, net of tax	(57,805)	(61,705)

Total stockholders’ equity	5,688,461	5,656,264

Total liabilities and stockholders’ equity	$44,185,838	$44,145,100

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income:
Mortgage and other loans	$388,156	$406,481	$755,155	$804,665
Securities and money market investments	48,418	48,499	94,226	96,953

Total interest income	436,574	454,980	849,381	901,618

Interest Expense:
NOW and money market accounts	9,777	9,357	18,952	18,090
Savings accounts	5,206	3,565	9,227	7,061
Certificates of deposit	21,782	23,489	44,017	47,209
Borrowed funds	99,925	121,913	202,125	244,188

Total interest expense	136,690	158,324	274,321	316,548

Net interest income	299,884	296,656	575,060	585,070
Provision for losses on non-covered loans	5,000	15,000	10,000	30,000
Provision for losses on covered loans	4,618	18,448	9,120	18,448

Net interest income after provisions for loan losses	290,266	263,208	555,940	536,622

Non-Interest Income:
Mortgage banking income	23,216	58,323	49,325	93,488
Fee income	9,961	9,433	18,733	19,191
Bank-owned life insurance	7,337	6,802	14,590	16,387
Gain on sales of securities	123	141	16,745	859
FDIC indemnification income	3,694	14,759	7,296	14,759
Other	9,414	8,747	22,607	15,517

Total non-interest income	53,745	98,205	129,296	160,201

Non-Interest Expense:
Operating expenses:
Compensation and benefits	77,400	73,591	160,906	147,208
Occupancy and equipment	24,159	23,249	47,759	45,133
General and administrative	45,925	53,669	90,494	103,186

Total operating expenses	147,484	150,509	299,159	295,527
Amortization of core deposit intangibles	4,181	4,920	8,602	10,079

Total non-interest expense	151,665	155,429	307,761	305,606

Income before income taxes	192,346	205,984	377,475	391,217
Income tax expense	69,829	74,772	136,283	141,752

Net income	$122,517	$131,212	$241,192	$249,465

Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $2,845; $2,096; $2,382; and $3,473, respectively	(4,203)	3,094	(3,518)	5,185
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $4,768; $16; $4,785; and $31, respectively	7,513	26	7,541	49
Change in pension and post-retirement obligations, net of tax of $1,008; $1,044; $2,016; and $2,086, respectively	1,486	1,537	2,972	3,074
Less: Reclassification adjustment for sales of available for sale securities, net of tax of $50; $57; $2,098; and $332, respectively	(73)	(84)	(3,095)	(527)

Total other comprehensive income, net of tax	4,723	4,573	3,900	7,781

Total comprehensive income, net of tax	$127,240	$135,785	$245,092	$257,246

Basic earnings per share	$0.28	$0.30	$0.55	$0.56

Diluted earnings per share	$0.28	$0.30	$0.55	$0.56

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2013
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,391
Shares issued for restricted stock awards (1,729,950 shares)	18
Shares issued for exercise of stock options (3,167 shares)	--

Balance at end of period	4,409

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,327,111
Shares issued for restricted stock awards, net of forfeitures	(5,093)
Compensation expense related to restricted stock awards	10,963
Tax effect of stock plans	314

Balance at end of period	5,333,295

Retained Earnings:
Balance at beginning of year	387,534
Net income	241,192
Dividends paid on common stock ($0.50 per share)	(220,034)
Exercise of stock options	(12)

Balance at end of period	408,680

Treasury Stock:
Balance at beginning of year	(1,067)
Purchase of common stock (313,493 shares)	(4,197)
Exercise of stock options (5,344 shares)	71
Shares issued for restricted stock awards (382,471 shares)	5,075

Balance at end of period	(118)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(61,705)
Other comprehensive income, net of tax	3,900

Balance at end of period	(57,805)

Total stockholders’ equity	$5,688,461

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$241,192	$249,465
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	19,120	48,448
Depreciation and amortization	13,919	12,139
Accretion of premiums and discounts, net	(1,071)	(742)
Amortization of core deposit intangibles	8,602	10,079
Net gain on sale of securities	(16,745)	(859)
Net gain on sale of loans	(42,973)	(92,976)
Stock plan-related compensation	10,963	10,375
Deferred tax expense	7,905	13,512
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(66,401)	51,779
Increase in other liabilities	41,363	71,671
Origination of loans held for sale	(4,426,828)	(5,094,278)
Proceeds from sale of loans originated for sale	4,869,711	5,117,092

Net cash provided by operating activities	658,757	395,705

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	506,277	1,378,707
Proceeds from repayment of securities available for sale	50,875	370,667
Proceeds from sale of securities held to maturity	191,142	--
Proceeds from sale of securities available for sale	414,186	330,859
Purchase of securities held to maturity	(1,814,586)	(1,415,389)
Purchase of securities available for sale	(357,000)	(379,890)
Net (purchase) redemption of Federal Home Loan Bank stock	(13,028)	65,959
Net increase in loans	(477,389)	(704,639)
Purchase of premises and equipment, net	(15,091)	(11,955)

Net cash used in investing activities	(1,514,614)	(365,681)

Cash Flows from Financing Activities:
Net increase in deposits	410,341	2,722,519
Net increase (decrease) in short-term borrowed funds	300,000	(1,277,000)
Net decrease in long-term borrowed funds	(738,174)	(94,801)
Tax effect of stock plans	314	(35)
Cash dividends paid on common stock	(220,034)	(219,217)
Treasury stock purchases	(4,197)	(2,554)
Net cash received from stock option exercises	59	--

Net cash (used in) provided by financing activities	(251,691)	1,128,912

Net (decrease) increase in cash and cash equivalents	(1,107,548)	1,158,936
Cash and cash equivalents at beginning of period	2,427,258	2,001,737

Cash and cash equivalents at end of period	$1,319,710	$3,160,673

Supplemental information:
Cash paid for interest	$275,018	$311,632
Cash paid for income taxes	102,718	171,965
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	77,516	59,208

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

Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities, and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards (i.e., including on the unvested portion of such awards). Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2013	2012	2013	2012
Net income	$122,517	$131,212	$241,192	$249,465
Less: Dividends paid on and earnings allocated to participating securities	(791)	(1,246)	(1,525)	(2,339)

Earnings applicable to common stock	$121,726	$129,966	$239,667	$247,126

Weighted average common shares outstanding	439,452,048	437,820,639	439,079,827	437,644,249

Basic earnings per common share	$0.28	$0.30	$0.55	$0.56

Earnings applicable to common stock	$121,726	$129,966	$239,667	$247,126

Weighted average common shares outstanding	439,452,048	437,820,639	439,079,827	437,644,249
Potential dilutive common shares(1)	3,298	4,063	3,445	4,698

Total shares for diluted earnings per share computation	439,455,346	437,824,702	439,083,272	437,648,947

Diluted earnings per common share and common share equivalents	$0.28	$0.30	$0.55	$0.56

(1)	Options to purchase 253,500 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2013, at a weighted average exercise price of $22.14, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 4,981,879 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2012, at a weighted average exercise price of $15.40, were excluded from the respective computations of diluted EPS because their inclusion also would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Six Months Ended June 30, 2013
Details About Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$5,193	Gain on sales of securities
	(2,098)	Tax expense

	$3,095	Net gain on sales of securities, net of tax

Amortization of defined benefit pension items:
Prior-service costs	$124	(2)
Actuarial losses	(5,030)	(2)

	(4,906)	Total before tax
	1,982	Tax benefit

	$(2,924)	Amortization of defined benefit pension items, net of tax

Total reclassifications for the period	$171

(1)	Amounts in parentheses indicate expense items.
(2)	These accumulated other comprehensive loss components are included in the computation of net periodic (credit) expense. (Please see Note 9, Pension and Other Post-Retirement Benefits, for additional information).

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2013:

	June 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates (1)	$27,848	$1,543	$2	$29,389
GSE CMOs (2)	62,160	970	--	63,130
Private label CMOs	13,465	--	95	13,370

Total mortgage-related securities	$103,473	$2,513	$97	$105,889

Other Securities:
Municipal bonds	$1,077	$103	$--	$1,180
Capital trust notes	32,666	4,471	2,478	34,659
Preferred stock	118,205	4,406	898	121,713
Common stock	49,619	2,776	746	51,649

Total other securities	$201,567	$11,756	$4,122	$209,201

Total securities available for sale (3)	$305,040	$14,269	$4,219	$315,090

(1)	Government-sponsored enterprises
(2)	Collateralized mortgage obligations
(3)	At June 30, 2013, the non-credit portion of OTTI recorded in accumulated other comprehensive loss (“AOCL”) was $570,000 (before taxes).

As of June 30, 2013, the fair value of marketable equity securities included corporate preferred stock of $121.7 million and common stock of $51.6 million, with the latter primarily consisting of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2012:

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$85,488	$7,197	$6	$92,679
GSE CMOs	62,236	4,924	--	67,160
Private label CMOs	17,276	140	--	17,416

Total mortgage-related securities	$165,000	$12,261	$6	$177,255

Other Securities:
Municipal bonds	$46,288	$128	$120	$46,296
Capital trust notes	35,231	7,363	4,159	38,435
Preferred stock	118,205	6,843	30	125,018
Common stock	43,984	1,191	2,913	42,262

Total other securities	$243,708	$15,525	$7,222	$252,011

Total securities available for sale (1)	$408,708	$27,786	$7,228	$429,266

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2013 and December 31, 2012:

	June 30, 2013
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,541,696	$1,541,696	$33,051	$34,912	$1,539,835
GSE CMOs	1,567,381	1,567,381	40,563	11,169	1,596,775
Other mortgage-related securities	3,054	3,054	--	--	3,054

Total mortgage-related securities	$3,112,131	$3,112,131	$73,614	$46,081	$3,139,664

Other Securities:
GSE debentures	$2,304,716	$2,304,716	$7,722	$116,622	$2,195,816
Corporate bonds	72,698	72,698	9,651	--	82,349
Municipal bonds	61,396	61,396	17	3,257	58,156
Capital trust notes	84,908	75,664	1,180	11,994	64,850

Total other securities	$2,523,718	$2,514,474	$18,570	$131,873	$2,401,171

Total securities held to maturity (1)	$5,635,849	$5,626,605	$92,184	$177,954	$5,540,835

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At June 30, 2013, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

	December 31, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,253,769	$1,253,769	$87,860	$5	$1,341,624
GSE CMOs	1,898,228	1,898,228	104,764	--	2,002,992
Other mortgage-related securities	3,220	3,220	--	--	3,220

Total mortgage-related securities	$3,155,217	$3,155,217	$192,624	$5	$3,347,836

Other Securities:
GSE debentures	$1,129,618	$1,129,618	$15,739	$--	$1,145,357
Corporate bonds	72,501	72,501	12,504	--	85,005
Municipal bonds	16,982	16,982	245	--	17,227
Capital trust notes	131,513	109,944	14,588	13,997	110,535

Total other securities	$1,350,614	$1,329,045	$43,076	$13,997	$1,358,124

Total securities held to maturity (1)	$4,505,831	$4,484,262	$235,700	$14,002	$4,705,960

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $21.6 million (before taxes).

The Company had $482.2 million and $469.1 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at June 30, 2013 and December 31, 2012, respectively. The Company is required to maintain this investment in order to have access to the funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Gross proceeds	$414,186	$330,859
Gross realized gains	5,193	859
Gross realized losses	--	--

In addition, during the six months ended June 30, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and gross realized gains of $11.6 million. These sales occurred because the Company had collected a substantial portion (at least 85%) of the initial principal balance.

The $99.5 million market value of the capital trust note portfolio at June 30, 2013 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of June 30, 2013:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	14,964	553	452
Fair value	19,319	574	952
Unrealized gain (loss)	4,355	21	500
Lowest credit rating assigned to security	CCC	C	C
Number of banks/insurance companies currently performing	19	52	10
Actual deferrals and defaults as a percentage of original collateral	9%	17%	26%
Expected deferrals and defaults as a percentage of remaining performing collateral	22	25	46
Expected recoveries as a percentage of remaining performing collateral	--	--	--
Excess subordination as a percentage of remaining performing collateral	22	--	--

As of June 30, 2013, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 22%. Excess subordination is calculated after taking into account the projected deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned.

In the following table, the beginning balance represents the credit loss component for debt securities for which OTTI occurred prior to January 1, 2013. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Six Months Ended June 30, 2013
Beginning credit loss amount as of December 31, 2012	$219,978
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	4,256

Ending credit loss amount as of June 30, 2013	$215,722

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at June 30, 2013, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At June 30, 2013
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	--	--	60,502	4.17	1,486	2.96	--	--	69,250
Due from five to ten years	2,100,609	3.08	894,214	2.52	--	--	46,830	4.04	3,004,703
Due after ten years	1,011,522	3.51	1,350,000	2.62	59,910	2.85	101,532	5.52	2,466,882

Total debt securities held to maturity	$3,112,131	3.22%	$2,304,716	2.62%	$61,396	2.85%	$148,362	5.05%	$5,540,835

Available-for-Sale Securities: (3)
Due within one year	$65	3.88%	$--	--%	$125	5.90%	$--	--%	$193
Due from one to five years	7,351	7.02	--	--	533	6.36	--	--	8,357
Due from five to ten years	19,061	3.65	--	--	419	6.59	--	--	20,415
Due after ten years	76,996	4.47	--	--	--	--	32,666	4.27	112,763

Total debt securities available for sale	$103,473	4.50%	$--	--%	$1,077	6.39%	$32,666	4.27%	$141,728

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $452,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At June 30, 2013, the Company had commitments to purchase $413.1 million of securities, all of which were GSE securities.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2013:

At June 30, 2013 (in thousands)	Less than Twelve Months		Twelve Months or Longer			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$2,120,642	$116,622	$--	$--		$2,120,642	$116,622
GSE Certificates	896,722	34,912	--	--		896,722	34,912
GSE CMOs	390,518	11,169	--	--		390,518	11,169
Municipal notes/bonds	56,653	3,257	--	--		56,653	3,257
Capital trust notes	24,441	560	34,721	11,434		59,162	11,994

Total temporarily impaired held-to-maturity debt securities	$3,488,976	$166,520	$34,721	$11,434		$3,523,697	$177,954

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$--	$--	$198	$2		$198	$2
Private label CMOs	13,370	95	--	--		13,370	95
Corporate bonds	--	--	--	--		--	--
State, county, and municipal	--	--	--	--		--	--
Capital trust notes	1,955	45	4,979	2,433		6,934	2,478

Total temporarily impaired available-for-sale debt securities	$15,325	$140	$5,177	$2,435		$20,502	$2,575
Equity securities	78,970	963	994	681	(1)	79,964	1,644

Total temporarily impaired available-for-sale securities	$94,295	$1,103	$6,171	$3,116		$100,466	$4,219

(1)	The twelve months or longer unrealized losses on equity securities of $681,000 at June 30, 2013 relate to an investment in a financial institution. The principal balance of the investment was $1.7 million at that date.

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

An OTTI loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security, or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss occurs, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts relating to factors other than credit losses are recorded in AOCL. Financial Accounting Standards Board (“FASB”) guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered by the investor in reaching a conclusion that an investment is not other-than-temporarily impaired.

Available-for-sale securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such available-for-sale securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell available-for-sale equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2013, the Company did not intend to sell the securities with an unrealized loss position in AOCL, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position in AOCL were not other-than-temporarily impaired as of June 30, 2013.

Other factors considered in determining whether or not an impairment is temporary include the length of time and the extent to which fair value has been below cost; the severity of the impairment; the cause of the impairment; the financial condition and near-term prospects of the issuer; activity in the market of the issuer that may indicate adverse credit conditions; and the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums).

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

The unrealized losses on the Company’s GSE debentures at June 30, 2013 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount or premium relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013.

The Company reviews quarterly financial information related to its investments in capital trust notes, as well as other information that is released by each of the financial institutions that issued the notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at June 30, 2013. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Events that may occur in the future at the financial institutions that issued these securities could trigger material unrecoverable declines in the fair values of the Company’s investments and therefore could result in future potential OTTI losses. Such events include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and further illiquidity in the financial markets.

At June 30, 2013, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at the end of June 2013 were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2013. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management. This would cause the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2013 consisted of six capital trust notes, two mortgage-backed securities, and one equity security. At December 31, 2012, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven capital trust notes, three equity securities, and one mortgage-backed security. At June 30, 2013 and December 31, 2012, the combined market value of the respective securities represented unrealized losses of $14.6 million and $21.1 million. At June 30, 2013, the fair value of securities having a continuous loss position for twelve months or more was 26.2% below the collective amortized cost of $55.4 million. At December 31, 2012, the fair value of such securities was 24.5% below the collective amortized cost of $86.1 million.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$19,218,540	68.54%	$18,595,833	68.18%
Commercial real estate	7,310,119	26.07	7,436,598	27.27
Acquisition, development, and construction	417,948	1.49	397,917	1.46
One-to-four family	375,585	1.35	203,435	0.75

Total mortgage loans held for investment	27,322,192	97.45	26,633,783	97.66

Other Loans:
Commercial and industrial	671,074	2.39	590,044	2.16
Other	44,985	0.16	49,880	0.18

Total other loans held for investment	716,059	2.55	639,924	2.34

Total non-covered loans held for investment	$28,038,251	100.00%	$27,273,707	100.00%

Net deferred loan origination costs	13,091		10,757
Allowance for losses on non-covered loans	(140,689)		(140,948)

Non-covered loans held for investment, net	$27,910,653		$27,143,516
Covered loans	3,032,172		3,284,061
Allowance for losses on covered loans	(60,431)		(51,311)

Total covered loans, net	$2,971,741		$3,232,750
Loans held for sale	756,601		1,204,370

Total loans, net	$31,638,995		$31,580,636

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

The Company also originates acquisition, development, and construction (“ADC”) loans, one-to-four family loans, and commercial and industrial (“C&I”) loans for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while secured and unsecured in-market C&I loans are made to small and mid-size businesses in New York City, on Long Island, in New Jersey, and, to a lesser extent, in Arizona. In-market C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment. In June 2013, the Company began the funding of asset-based, equipment financing, and dealer floor plan loans to nationally recognized borrowers throughout the U.S. All of these C&I loans are senior debt-secured.

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

The Company seeks to minimize the risks involved in in-market C&I lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay an in-market C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operations of the business.

To minimize the risk involved in specialty finance C&I lending, the Company participates in broadly syndicated asset-based, equipment financing, and dealer floor plan loans that are presented by an approved list of select, nationally recognized sources with whom it has established long-term funding relationships. The loans, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. To further minimize the risk involved in specialty finance lending, the Company re-underwrites each transaction; in addition, it retains outside counsel to conduct a further review of the underlying documentation.

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

While the vast majority of the one-to-four family loans the Company holds for investment are loans that were acquired in merger transactions prior to 2009, the portfolio also includes hybrid jumbo one-to-four family loans that the Company has been originating for investment since 2012. Such loans feature conservative loan-to-value ratios and are made to borrowers with a strong record of repaying their debt.

Loans Held for Sale

The Community Bank’s mortgage banking operation is one of the largest aggregators of one-to-four family loans for sale in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans in all 50 states. These loans are generally sold, servicing retained, to GSEs. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Although the volume of jumbo loan originations has been immaterial to date, and the Company does not expect the origination of such loans to represent a material portion of the held-for-sale loans it produces, it decided to originate jumbo loans to complement its position in the residential loan origination marketplace. The Company also services mortgage loans for various third parties, primarily including those it sells to GSEs. The unpaid principal balance of serviced loans was $20.5 billion at June 30, 2013 and $17.6 billion at December 31, 2012.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at June 30, 2013:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$23,195	$112,904	$--	$136,099	$19,082,441	$19,218,540
Commercial real estate	12,432	30,329	--	42,761	7,267,358	7,310,119
Acquisition, development, and construction	--	6,737	--	6,737	411,211	417,948
One-to-four family	2,738	10,881	--	13,619	361,966	375,585
Commercial and industrial	814	4,767	--	5,581	665,493	671,074
Other	546	1,475	--	2,021	42,964	44,985

Total	$39,725	$167,093	$--	$206,818	$27,831,433	$28,038,251

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2012:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$19,945	$163,460	$--	$183,405	$18,412,428	$18,595,833
Commercial real estate	1,679	56,863	--	58,542	7,378,056	7,436,598
Acquisition, development, and construction	1,178	12,091	--	13,269	384,648	397,917
One-to-four family	2,645	10,945	--	13,590	189,845	203,435
Commercial and industrial	262	17,372	--	17,634	572,410	590,044
Other	1,876	599	--	2,475	47,405	49,880

Total	$27,585	$261,330	$--	$288,915	$26,984,792	$27,273,707

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at June 30, 2013:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$19,015,112	$7,228,098	$410,897	$366,868	$27,020,975	$652,336	$43,510	$695,846
Special mention	60,273	32,753	--	276	93,302	11,913	--	11,913
Substandard	141,954	48,768	7,051	8,441	206,214	6,825	1,475	8,300
Doubtful	1,201	500	--	--	1,701	--	--	--

Total	$19,218,540	$7,310,119	$417,948	$375,585	$27,322,192	$671,074	$44,985	$716,059

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at December 31, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	Acquisition, Development, and Construction	One-to-Four Family	Total Mortgage Segment	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$18,285,333	$7,337,315	$383,557	$195,232	$26,201,437	$561,541	$49,281	$610,822
Special mention	55,280	26,523	--	294	82,097	10,211	--	10,211
Substandard	253,794	72,260	11,277	7,909	345,240	18,292	599	18,891
Doubtful	1,426	500	3,083	--	5,009	--	--	--

Total	$18,595,833	$7,436,598	$397,917	$203,435	$26,633,783	$590,044	$49,880	$639,924

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

The following table presents information regarding the Company’s TDRs as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$10,608	$ 93,604	$104,212	$ 66,092	$114,556	$180,648
Commercial real estate	2,232	16,625	18,857	37,457	39,127	76,584
Acquisition, development, and construction	--	--	--	--	510	510
Commercial and industrial	1,329	--	1,329	1,463	--	1,463
One-to-four family	--	--	--	--	1,101	1,101

Total	$14,169	$110,229	$124,398	$105,012	$155,294	$260,306

The $35.2 million decline in accruing CRE loans noted in the preceding table was due to the pay-off of a single CRE loan in the first quarter of 2013. The $22.5 million decline in non-accrual CRE loans was primarily due to the pay-off of a $22.0 million loan relationship.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $114.2 million; loans on which forbearance agreements were reached amounted to $10.2 million.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

In the six months ended June 30, 2013, the Company classified two loans (both CRE loans) totaling $1.7 million as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations.

During the six months ended June 30, 2013, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification. Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. However, the Company does consider a loan with multiple modifications or forbearance periods to be in default, and would also consider a loan to be in default if it were in bankruptcy or was partially charged off subsequent to modification.

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of June 30, 2013:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,753,300	90.8%
All other loans	278,872	9.2

Total covered loans	$3,032,172	100.0%

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

At June 30, 2013 and December 31, 2012, the unpaid principal balances of covered loans were $3.6 billion and $3.9 billion, respectively. The carrying values of such loans were $3.0 billion and $3.3 billion, respectively, at the corresponding dates.

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

Changes in the accretable yield for covered loans for the three months ended June 30, 2013 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,201,172
Reclassification to non-accretable difference	(164,717)
Accretion	(80,326)

Balance at end of period	$956,129

In the preceding table, the line item “reclassification to non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions and changes in interest rates on variable rate loans. As of the Company’s last periodic evaluation, prepayment assumptions increased and, accordingly, future expected interest cash flows decreased. This resulted in a decrease in the accretable yield. In addition, partially contributing to the decreases in the expected cash flows were additional decreases in expected cash flows from interest payments due to declining coupon rates. As a result, the Company’s covered variable rate loans continue to reset at lower interest rates.

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

The following table presents information regarding the Company’s covered loans 90 days or more past due at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Covered Loans 90 Days or More Past Due:
One-to-four family	$255,260	$297,265
Other loans	12,561	15,308

Total covered loans 90 days or more past due	$267,821	$312,573

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Covered Loans 30-89 Days Past Due:
One-to-four family	$61,213	$75,129
Other loans	4,178	6,057

Total covered loans 30-89 days past due	$65,391	$81,186

At June 30, 2013, the Company had $65.4 million of covered loans that were 30 to 89 days past due, and covered loans of $267.8 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.7 billion at June 30, 2013 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded provisions for losses on covered loans of $4.6 million and $9.1 million, respectively, in the three and six months ended June 30, 2013. These provisions were largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and were largely offset by FDIC indemnification income of $3.7 million and $7.3 million, respectively, recorded in non-interest income for the three and six months ended June 30, 2013. The first quarter 2013 provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and was largely offset by FDIC indemnification income of $3.6 million recorded in non-interest income in the same quarter.

Note 6. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on covered and non-covered loans by segment (i.e., mortgage and other), based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at June 30, 2013:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	123,915	16,774	140,689
Acquired loans with deteriorated credit quality	39,086	21,345	60,431

Total	$163,001	$38,119	$201,120

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2012:
Loans individually evaluated for impairment	$1,486	$1,199	$2,685
Loans collectively evaluated for impairment	126,448	11,815	138,263
Acquired loans with deteriorated credit quality	32,593	18,718	51,311

Total	$160,527	$31,732	$192,259

The following tables provide additional information, by segment, regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2013:
Loans individually evaluated for impairment	$178,154	$6,601	$184,755
Loans collectively evaluated for impairment	27,144,038	709,458	27,853,496
Acquired loans with deteriorated credit quality	2,753,300	278,872	3,032,172

Total	$30,075,492	$994,931	$31,070,423

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2012:
Loans individually evaluated for impairment	$309,694	$17,702	$327,396
Loans collectively evaluated for impairment	26,324,088	622,223	26,946,311
Acquired loans with deteriorated credit quality	2,976,067	307,994	3,284,061

Total	$29,609,849	$947,919	$30,557,768

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans, by segment, for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013			2012
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$127,934	$13,014	$140,948	$121,995	$15,295	$137,290
Charge-offs	(6,024)	(7,019)	(13,043)	(28,982)	(2,813)	(31,795)
Recoveries	2,306	478	2,784	442	1,977	2,419
Provision for losses on non-covered loans	(301)	10,301	10,000	30,839	(839)	30,000

Balance, end of period	$123,915	$16,774	$140,689	$124,294	$13,620	$137,914

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information regarding the Company’s impaired non-covered loans at June 30, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$131,457	$138,190	$--	$165,906	$1,768
Commercial real estate	41,811	44,096	--	60,658	1,062
Acquisition, development, and construction	4,886	6,030	--	7,399	--
One-to-four family	--	--	--	734	--
Commercial and industrial	6,601	34,033	--	8,246	54

Total impaired loans with no related allowance	$184,755	$222,349	$--	$242,943	$2,884

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$9,008	$--
Commercial real estate	--	--	--	2,171	--
Acquisition, development, and construction	--	--	--	406	--
One-to-four family	--	--	--	--	--
Commercial and industrial	--	--	--	2,379	--

Total impaired loans with an allowance recorded	$--	$--	$--	$13,964	$--

Total impaired loans:
Multi-family	$131,457	$138,190	$--	$174,914	$1,768
Commercial real estate	41,811	44,096	--	62,829	1,062
Acquisition, development, and construction	4,886	6,030	--	7,805	--
One-to-four family	--	--	--	734	--
Commercial and industrial	6,601	34,033	--	10,625	54

Total impaired loans	$184,755	$222,349	$--	$256,907	$2,884

The following table presents additional information regarding the Company’s impaired non-covered loans at December 31, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$193,500	$211,329	$--	$189,510	$4,929
Commercial real estate	80,453	81,134	--	72,271	1,705
Acquisition, development, and construction	10,203	14,297	--	20,954	790
One-to-four family	1,101	1,147	--	1,114	--
Commercial and industrial	10,564	14,679	--	10,021	380

Total impaired loans with no related allowance	$295,821	$322,586	$--	$293,870	$7,804

Impaired loans with an allowance recorded:
Multi-family	$20,307	$21,620	$1,055	$27,894	$802
Commercial real estate	2,914	2,940	402	3,693	98
Acquisition, development, and construction	1,216	1,494	29	1,877	--
One-to-four family	--	--	--	--	--
Commercial and industrial	7,138	10,252	1,199	1,785	1,405

Total impaired loans with an allowance recorded	$31,575	$36,306	$2,685	$35,249	$2,305

Total impaired loans:
Multi-family	$213,807	$232,949	$1,055	$217,404	$5,731
Commercial real estate	83,367	84,074	402	75,964	1,803
Acquisition, development, and construction	11,419	15,791	29	22,831	790
One-to-four family	1,101	1,147	--	1,114	--
Commercial and industrial	17,702	24,931	1,199	11,806	1,785

Total impaired loans	$327,396	$358,892	$2,685	$329,119	$10,109

Allowance for Losses on Covered Loans

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

The following table summarizes activity in the allowance for losses on covered loans for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Balance, beginning of period	$51,311	$33,323
Provision for loan losses	9,120	18,448

Balance, end of period	$60,431	$51,771

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Wholesale borrowings:
FHLB advances	$9,104,698	$8,842,974
Repurchase agreements	3,425,000	4,125,000
Fed funds purchased	100,000	100,000

Total wholesale borrowings	$12,629,698	$13,067,974
Junior subordinated debentures	358,019	357,917
Preferred stock of subsidiaries	4,300	4,300

Total borrowed funds	$12,992,017	$13,430,191

At June 30, 2013 and December 31, 2012, the Company had $358.0 million and $357.9 million, respectively, of junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by wholly-owned statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company, and the underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following junior subordinated debentures were outstanding at June 30, 2013:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,093	$137,742	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.873	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011(2)
PennFed Capital Trust III	3.523	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.924	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,019	$345,242

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

On December 31, 2012, the Company redeemed the following junior subordinated debentures totaling $69.2 million: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, LIF Statutory Trust I, and PennFed Capital Trust II. As a result, a $2.3 million loss on debt redemption was recorded in non-interest income in the fourth quarter of 2012.

Note 8. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $215.1 million and $144.7 million, respectively, at June 30, 2013 and December 31, 2012. The Company has two classes of MSRs for which it separately manages the economic risk: residential and securitized.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded in non-interest income. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows utilizing an internal valuation model. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses, and periodically adjusts, the underlying inputs and assumptions in the model to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

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

The following tables set forth the changes in the balances of residential and securitized MSRs for the periods indicated below:

	For the Three Months Ended June 30, 2013		For the Three Months Ended June 30, 2012
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$172,849	$129	$139,792	$483
Additions	23,072	--	22,946	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	34,754	--	(11,790)	--
Due to other changes(1)	(15,716)	--	(14,772)	--
Amortization	--	(33)	--	(97)

Carrying value, end of period	$214,959	$96	$136,176	$386

(1)	Includes net servicing cash flows and the passage of time.

	For the Six Months Ended June 30, 2013		For the Six Months Ended June 30, 2012
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$144,520	$193	$116,416	$596
Additions	54,673	--	57,799	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	47,848	--	(7,534)	--
Due to other changes(1)	(32,082)	--	(30,505)	--
Amortization	--	(97)	--	(210)

Carrying value, end of period	$214,959	$96	$136,176	$386

(1)	Includes net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	June 30, 2013	December 31, 2012
Expected Weighted Average Life	88 months	64 months
Constant Prepayment Speed	9.6%	15.4%
Discount Rate	10.5	10.5
Primary Mortgage Rate to Refinance	4.3	3.6
Cost to Service (per loan per year):
Current	$53	$53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As indicated in the preceding table, there were no changes in the servicing costs.

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2013		2012
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic expense (credit):
Interest cost	$1,364	$171	$1,471	$160
Service cost	--	1	--	2
Expected return on plan assets	(4,147)	--	(3,314)	--
Amortization of prior-service loss	--	(62)	--	(62)
Amortization of net actuarial loss	2,351	164	2,434	126

Net periodic (credit) expense	$(432)	$274	$591	$226

	For the Six Months Ended June 30,
	2013		2012
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic expense (credit):
Interest cost	$2,728	$342	$2,943	$320
Service cost	--	2	--	3
Expected return on plan assets	(8,294)	--	(6,628)	--
Amortization of prior-service loss	--	(124)	--	(124)
Amortization of net actuarial loss	4,702	328	4,868	253

Net periodic (credit) expense	$(864)	$548	$1,183	$452

As discussed in the notes to the consolidated financial statements presented in the Company’s 2012 Annual Report on Form 10-K, the Company expects to contribute $1.5 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2013. The Company does not expect to contribute to its pension plan in 2013.

Note 10. Stock-Based Compensation

At June 30, 2013, the Company had 16,782,051 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Under the 2012 Stock Incentive Plan, the Company granted 2,280,022 shares of restricted stock in the six months ended June 30, 2013, with an average fair value of $13.61 per share on the date of grant and a vesting period of five years. The six-month amount includes 94,800 shares that were granted in the second quarter with an average fair value of $13.31 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $11.0 million and $10.3 million, respectively, in the six months ended June 30, 2013 and 2012, including $5.4 million and $5.3 million, respectively, in the three months ended at those dates.

A summary of activity with regard to restricted stock awards in the six months ended June 30, 2013 is presented in the following table:

	For the Six Months Ended June 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	4,386,245	$14.73
Granted	2,280,022	13.61
Vested	(1,043,805)	15.23
Cancelled	(255,220)	14.08

Unvested at end of period	5,367,242	14.18

As of June 30, 2013, unrecognized compensation cost relating to unvested restricted stock totaled $66.5 million. This amount will be recognized over a remaining weighted average period of 3.5 years.

In addition, the Company had the following stock option plans at June 30, 2013: the 1993 and 1997 New York Community Bancorp, Inc. Stock Option Plans; the 1993 Haven Bancorp, Inc. Stock Option Plan; the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 2001 Roslyn Bancorp, Inc. Stock-based Incentive Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2003 and 2004 Synergy Financial Group Stock Option Plans (all eight plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the three months ended June 30, 2013 or the year ended December 31, 2012, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2013, there were 341,128 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,453 at that date.

The status of the Stock Option Plans at June 30, 2013, and changes that occurred during the six months ended at that date, are summarized below:

	For the Six Months Ended June 30, 2013
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	2,641,344	$16.68
Granted	--	--
Exercised	(8,511)	6.98
Expired/forfeited	(2,291,705)	16.26

Stock options outstanding, end of period	341,128	19.71
Options exercisable, end of period	341,128	19.71

The intrinsic value of stock options outstanding and exercisable at June 30, 2013 was $112,000. The intrinsic value of options exercised during the six months ended June 30, 2013 was $60,000. There were no stock options exercised during the six months ended June 30, 2012.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$29,389	$--	$--		$29,389
GSE CMOs	--	63,130	--	--		63,130
Private label CMOs	--	13,370	--	--		13,370

Total mortgage-related securities	$--	$105,889	$--	$--		$105,889

Other Securities Available for Sale:
GSE debentures	$--	$--	$--	$--	$
Municipal bonds	--	1,180	--	--		1,180
Capital trust notes	--	14,766	19,893	--		34,659
Preferred stock	94,133	27,580	--	--		121,713
Common stock	49,090	2,559	--	--		51,649

Total other securities	$143,223	$46,085	$19,893	$--		$209,201

Total securities available for sale	$143,223	$151,974	$19,893	$--		$315,090

Other Assets:
Loans held for sale	$--	$756,601	$--	$--		$756,601
Mortgage servicing rights	--	--	214,959	--		214,959
Derivative assets-other(2)	1,475	50,581	--	(35,988)		16,068
Liabilities:
Interest rate lock commitments	$--	$--	$(6,653)	$--		$(6,653)
Derivative liabilities	(767)	(25,324)	--	25,810		(281)

(1)	Includes cash collateral received and pledged.
(2)	Includes $1.3 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$92,679	$--	$--	$92,679
GSE CMOs	--	67,160	--	--	67,160
Private label CMOs	--	17,416	--	--	17,416

Total mortgage-related securities	$--	$177,255	$--	$--	$177,255

Other Securities Available for Sale:
GSE debentures	$--	$--	$--	$--	$--
Municipal bonds	--	46,296	--	--	46,296
Capital trust notes	--	19,866	18,569		38,435
Preferred stock	124,734	284	--		125,018
Common stock	39,682	2,580	--	--	42,262

Total other securities	$164,416	$69,026	$18,569	$--	$252,011

Total securities available for sale	$164,416	$246,281	$18,569	$--	$429,266

Other Assets:
Loans held for sale	$--	$1,204,370	$--	$--	$1,204,370
Mortgage servicing rights	--	--	144,520	--	144,520
Interest rate lock commitments	--	--	21,446	--	21,446
Derivative assets-other(1)	5,939	2,910	--	(4,730)	4,119
Liabilities:
Derivative liabilities	$(2,303)	$(5,808)	$--	$4,730	$(3,381)

(1)	Includes $5.3 million to purchase Treasury options.

The Company reviews and updates the fair value hierarchy classifications for its assets on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs for a fair value measurement may result in a reclassification from one hierarchy level to another.

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

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value, in accordance with ASC 825, “Financial Instruments.” The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value of these assets are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which were more than 90 days past due at that date. Management believes the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of loans held for sale, where available, for mortgage-backed securities comprised of loans with similar features to those of loans held for sale, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance.

	June 30, 2013			December 31, 2012
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$756,601	$767,766	$(11,165)	$1,204,370	$1,159,071	$45,299

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. For loans held for sale and mortgage servicing rights, the changes in fair value related to initial measurement and the subsequent changes in fair value included in earnings are shown for the periods indicated, below.

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Loans held for sale	$(24,437)	$28,727	$(14,765)	$33,674
Mortgage servicing rights	19,038	(26,562)	15,766	(38,039)

Total (loss) gain	$(5,399)	$2,165	$1,001	$(4,365)

(1)	Does not include the effect of hedging activities.

The Company has determined there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables include a roll-forward of the balance sheet amounts for the six months ended June 30, 2013 and 2012 (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2013	Income/ Loss	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2013	Instruments Held at June 30, 2013
Available-for-sale capital securities	$18,569	$--	$1,324	$--	$--	$--	$19,893	$1,324
Mortgage servicing rights	144,520	15,766	--	54,673	--	--	214,959	47,848
Interest rate lock commitments	21,446	(28,099)	--	--	--	--	(6,653)	(6,541)

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2012	Income/ Loss	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2012	Instruments Held at June 30, 2012
Available-for-sale capital securities and preferred stock	$18,078	$--	$949	$--	$--	$(3,054)	$15,973	$820
Mortgage servicing rights	116,416	(38,039)	--	57,799	--	--	136,176	(38,039)
Interest rate lock commitments	15,633	13,964	--	--	--	--	29,597	13,964

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 at the end of the reporting period. There were no transfers in or out of Level 3 during the six months ended June 30, 2013. During the six months ended June 30, 2013, the Company transferred certain preferred stock to Level 2 from Level 1 as a result of decreased observable market activity for these securities. During the six months ended June 30, 2012, the Company transferred certain trust preferred securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the six months ended June 30, 2013 or 2012. There were no transfers of securities between Levels 1 and 2 for the six months ended June 30, 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Capital trust notes	$19,893	Discounted Cash Flow	Weighted Average Discount Rate (1)	5.01%

Mortgage Servicing Rights	214,959	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (2)	9.60
			Weighted Average Discount Rate	10.50

Interest Rate Lock Commitments	(6,653)	Pricing Model	Weighted Average Closing Ratio	88.04

(1)	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatility.
(2)	Represents annualized loan repayment rate assumptions.

The significant unobservable input used in the fair value measurement of the Company’s capital trust notes is the weighted average discount rate. The fair value of the capital trust notes will move in the opposite direction of the discount rate (i.e., if the discount rate decreases, the value of the capital trust notes will increase). The Company estimates the expected cash flows for such securities, and discounts them using the weighted average discount rates noted above, to arrive at the estimated fair value.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are the weighted average constant prepayment rate and the weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in significantly lower or higher fair value measurements. Although the constant prepayment rate and the discount rate are not directly interrelated, they generally will move in opposite directions.

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in a lock position that management estimates will ultimately close. Generally, the fair value of an IRLC is positive if the prevailing interest rate is lower than the IRLC rate, and the fair value of an IRLC is negative if the prevailing interest rate is higher than the IRLC rate. Therefore, an increase in the closing ratio (i.e., a higher percentage of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The closing ratio is largely dependent on the stage of processing that a loan is currently in, and the change in prevailing interest rates from the time of the rate lock.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$14,887	$14,887
Other assets (1)	--	24,391	--	24,391

Total	$--	$24,391	$14,887	$39,278

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$76,704	$76,704
Other assets (1)	--	22,664	--	22,664

Total	$--	$22,664	$76,704	$99,368

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and the fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2013 and December 31, 2012:

	June 30, 2013
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,319,710	$1,319,710	$1,319,710		$--		$--
Securities held to maturity	5,626,605	5,540,835	--		5,535,659		5,177
FHLB stock(1)	482,173	482,173	--		482,173		--
Loans, net	31,638,995	31,653,074	--		--		31,653,074
Mortgage servicing rights	96	96	--		--		96
Financial Liabilities:
Deposits	25,287,862	25,337,711	17,381,704	(2)	7,956,007	(3)	--
Borrowed funds	12,992,017	14,151,085	--		14,151,085		--

(1)	Carrying value and estimated fair value are at cost.
(2)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,427,258	$2,427,258	$2,427,258		$--		$--
Securities held to maturity	4,484,262	4,705,960	--		4,648,766		57,194
FHLB stock(1)	469,145	469,145	--		469,145		--
Loans, net	31,580,636	31,977,472	--		--		31,977,472
Mortgage servicing rights	193	193	--		--		193
Financial Liabilities:
Deposits	$24,877,521	$24,909,496	$15,756,607	(2)	$9,152,889	(3)	$--
Borrowed funds	13,430,191	14,935,580	--		14,935,580		--

(1)	Carrying value and estimated fair value are at cost.
(2)	Includes NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

In addition, these methods of estimating fair value do not incorporate the exit-price concept of fair value described in ASC Sub-topic 820-10, “Fair Value Measurements.”

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2013 and December 31, 2012.

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

The Company held derivatives with a notional amount of $3.0 billion at June 30, 2013. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2013:

	June 30, 2013
	Notional	Unrealized (1)
(in thousands)	Amount	Gain	Loss
Treasury options	$225,000	$131	$767
Forward commitments to sell loans/mortgage-backed securities	1,406,940	50,581	702
Forward commitments to buy loans/mortgage-backed securities	630,000	--	24,622
Interest rate lock commitments	716,110	--	6,653

Total derivatives	$2,978,050	$50,712	$32,744

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

In addition, the Company mitigates a portion of the risk associated with changes in the value of MSRs. The general strategy for mitigating this risk is to purchase derivative instruments, the value of which changes in the opposite direction of interest rates, thus partially offsetting changes in the value of our servicing assets, which tends to move in the same direction as interest rates. Accordingly, the Company purchases Eurodollar futures and call options on Treasury securities, and enters into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Treasury options	$(3,368)	$11,601	$(6,956)	$4,798
Eurodollar futures	(11)	(1,158)	4	(1,233)
Forward commitments to buy/sell loans/mortgage-backed securities	21,905	(9,733)	30,884	(2,177)

Total gain	$ 18,526	$ 710	$ 23,932	$1,388

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

The following tables present the effect the master netting arrangements have on the presentation of the derivative assets in the Consolidated Statements of Financial Condition as of the dates indicated:

	June 30, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$52,056	$35,988	$16,068	$--	$--	$16,068

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$30,295	$4,730	$25,565	$--	$41	$25,524

The following tables present the effect the master netting arrangements have on the presentation of the derivative liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

	June 30, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$32,744	$25,810	$6,934	$--	$--	$6,934

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,111	$4,730	$3,381	$--	$2,795	$586

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

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2013, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$29,835	$23,910	$53,745
Non-interest income – inter-segment	(4,058)	4,058	--

Total non-interest income	25,777	27,968	53,745

Net interest income	293,678	6,206	299,884

Total net revenues	319,455	34,174	353,629
Provisions for loan losses	9,618	--	9,618
Non-interest expense(2)	131,201	20,464	151,665

Income before income tax expense	178,636	13,710	192,346
Income tax expense	64,633	5,196	69,829

Net income	$114,003	$8,514	$122,517

Identifiable segment assets (period-end)	$43,127,156	$1,058,682	$44,185,838

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2013, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$78,557	$50,739	$129,296
Non-interest income – inter-segment	(8,217)	8,217	--

Total non-interest income	70,340	58,956	129,296

Net interest income	561,741	13,319	575,060

Total net revenues	632,081	72,275	704,356
Provisions for loan losses	19,120	--	19,120
Non-interest expense(2)	266,127	41,634	307,761

Income before income tax expense	346,834	30,641	377,475
Income tax expense	124,667	11,616	136,283

Net income	$222,167	$19,025	$241,192

Identifiable segment assets (period-end)	$43,127,156	$1,058,682	$44,185,838

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2012, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$39,247	$58,958	$98,205
Non-interest income – inter-segment	(3,638)	3,638	--

Total non-interest income	35,609	62,596	98,205

Net interest income	289,355	7,301	296,656

Total net revenues	324,964	69,897	394,861
Provisions for loan losses	33,448	--	33,448
Non-interest expense(2)	135,614	19,815	155,429

Income before income tax expense	155,902	50,082	205,984
Income tax expense	55,688	19,084	74,772

Net income	$100,214	$30,998	$131,212

Identifiable segment assets (period-end)	$42,164,164	$1,323,183	$43,487,347

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2012, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Non-interest income – third party(1)	$65,388	$94,813	$160,201
Non-interest income – inter-segment	(7,224)	7,224	--

Total non-interest income	58,164	102,037	160,201

Net interest income	570,455	14,615	585,070

Total net revenues	628,619	116,652	745,271
Provisions for loan losses	48,448	--	48,448
Non-interest expense(2)	267,098	38,508	305,606

Income before income tax expense	313,073	78,144	391,217
Income tax expense	111,979	29,773	141,752

Net income	$201,094	$48,371	$249,465

Identifiable segment assets (period-end)	$42,164,164	$1,323,183	$43,487,347

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (“ASU No. 2013-02”). ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income—but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013. Please see Note 3, “Reclassifications out of Accumulated Other Comprehensive Loss,” for the presentation of such disclosures.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” (“ASU No. 2013-01”). ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and for interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company adopted ASU 2013-01 on January 1, 2013. Please see Note 12, “Derivative Financial Instruments,” for the presentation of such disclosures.

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include accumulated other comprehensive loss (“AOCL”). AOCL consists of after-tax net unrealized gains (losses) on securities and losses on pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to earlier in this report and below as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2013 and December 31, 2012 follow:

	June 30, 2013	December 31, 2012
(in thousands)
Stockholders’ Equity	$ 5,688,461	$ 5,656,264
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(23,422)	(32,024)

Tangible stockholders’ equity	$ 3,228,908	$ 3,188,109

Total Assets	$44,185,838	$44,145,100
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(23,422)	(32,024)

Tangible assets	$41,726,285	$41,676,945

Stockholders’ equity to total assets	12.87%	12.81%
Tangible stockholders’ equity to tangible assets	7.74%	7.65%

Tangible Stockholders’ Equity	$3,228,908	$3,188,109
Add back: Accumulated other comprehensive loss, net of tax	57,805	61,705

Adjusted tangible stockholders’ equity	$3,286,713	$3,249,814

Tangible Assets	$41,726,285	$41,676,945
Add back: Accumulated other comprehensive loss, net of tax	57,805	61,705

Adjusted tangible assets	$41,784,090	$41,738,650

Adjusted stockholders’ equity to adjusted tangible assets	7.87%	7.79%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, a thrift, with 239 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 35 branches in Metro New York. With assets of $44.2 billion at June 30, 2013, we rank among the 20 largest bank holding companies in the nation and, with deposits of $25.3 billion at that date, we rank among its 25 largest depositories.

Both of our banks are New York State-chartered and both are subject to regulation by the FDIC, the Consumer Financial Protection Bureau, and the New York State Department of Financial Services. In addition, the holding company is subject to regulation by the Federal Reserve Board, and to the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB”. With the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010 and its subsequent implementation, the Company and the Banks have been subject to heightened regulation and scrutiny.

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

In 2010, we added a fifth component to our business model, which has contributed in a meaningful way to our earnings and revenue stream:

—

We originate one-to-four family mortgage loans throughout the U.S. through our mortgage banking business, and sell the vast majority of those loans, servicing retained, to government-sponsored enterprises.

The merits of this business model are reflected in the following achievements:

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

For example, when residential mortgage interest rates are low, refinancing activity will likely increase; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family loans will typically decline. In the second quarter of 2013, residential mortgage interest rates were higher than they were in the trailing and year-earlier quarters and, as a result, our mortgage banking income declined, as fewer homeowners refinanced.

In our multi-family market niche, refinancing activity may be likely to rise as market interest rates move lower, but may also grow when market interest rates begin to rise. Because the multi-family and commercial real estate loans we produce generate prepayment penalty income when they refinance, the impact of such activity can be especially meaningful. This proved to be the case in the current second quarter, as prepayment penalty income contributed $44.4 million to interest income, a record level, in contrast to $19.9 million in the trailing quarter and $32.0 million in the year-earlier three-months. In the second quarter of 2013, the average 5-year Constant Maturity Treasury rate (the “CMT”) rose to 0.91% from 0.82% and 0.79%, respectively, in the earlier periods. The highs in the respective quarters were 1.49%, 0.92%, and 1.10%.

Economic factors also can influence a bank’s financial performance, and particularly its asset quality. Because of our unique lending niche and our conservative underwriting standards, the losses we experienced in the years of and since the Great Recession were small in comparison to those of most other banks. In the current second quarter, for example, net charge-offs declined to $4.7 million, representing 0.01% (non-annualized) of average loans.

While the markets we serve have experienced economic improvement, the pace of that improvement continues to be slow. The following table shows the primarily downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	For the Month Ended
	June 30, 2013	December 31, 2012	June 30, 2012
Unemployment rate:
United States	7.6%	7.8%	8.2%
New York City	8.7	8.8	9.6
Arizona	8.5	7.9	8.5
Florida	7.4	7.9	9.0
New Jersey	9.0	9.3	10.1
New York	7.6	8.2	9.1
Ohio	7.5	6.6	7.4

As depicted in the following two tables, the changes in certain other local economic indices were mixed in their direction. For example, home prices have been steadily increasing in the U.S., and more specifically, in our local markets, according to the S&P/Case-Shiller Home Price Index. As reported by Jones Lang LaSalle, the level of office vacancy rates in Manhattan (where 36.3% of our multi-family loans and 54.0% of our commercial real estate credits are located) has been moving upward. However, residential vacancy rates, as reported by the U.S. Department of Commerce, have, in general, been decreasing within the majority of states we serve.

	For the Twelve Months Ended
	May 2013	December 2012	June 2012
Change in home prices:
U.S.*	12.2%	6.8%	0.5%
Greater Cleveland	3.4	2.9	0.9
Greater Miami	14.2	10.6	4.4
Metro New York	3.3	(0.5)	(2.1)
Greater Phoenix	20.6	23.0	13.9

* 20-City Composite

	For the Three Months Ended
	June 30, 2013	December 31, 2012	June 30, 2012
Manhattan office vacancy rate:	12.1%	11.2%	10.5%

Residential rental vacancy rates:
Arizona	9.2	10.8	11.2
Florida	10.5	11.9	14.2
New Jersey	8.1	11.7	10.5
New York	6.3	5.2	5.6
Ohio	7.2	9.8	9.1

Meanwhile, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 497,000 in June 2013, more than 38% higher than the June 2012 level, according to the estimates set forth in a U.S. Commerce Department report.

In addition, the Consumer Confidence Index® was higher in June 2013 than it was in June 2012. An index level of 90 or more is considered indicative of a strong economy; the Consumer Confidence Index® was 81.4 in June 2013 compared to 62.0 in June 2012.

Against this backdrop, we generated earnings of $122.5 million, or $0.28 per diluted share, in the current second quarter, as compared to $118.7 million, or $0.27 per diluted share, in the trailing quarter and $131.2 million, or $0.30 per diluted share, in the second quarter of 2012. A detailed discussion and analysis of our second quarter 2013 performance follows.

Recent Events

On July 23, 2013, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 16, 2013 to shareholders of record at the close of business on August 7, 2013.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” During the six months ended June 30, 2013, no triggering events were identified. The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing

Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment in 2012. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

Balance Sheet Summary

At June 30, 2013, we recorded total assets of $44.2 billion, which was $40.7 million higher than the balance at December 31, 2012. Loans represented $31.8 billion, or 72.1%, of the June 30th balance, and securities represented $5.9 billion, or 13.4%. The June 30th balance of loans was $67.2 million higher than the year-end 2012 balance, while the June 30th balance of securities was $1.0 billion higher than the balance at December 31, 2012.

While borrowed funds fell $438.2 million from the end of last year to $13.0 billion at the end of the second quarter, deposits rose $410.3 million to $25.3 billion during this time. The decline in borrowed funds was primarily due to the maturity of certain wholesale funds over the course of the second quarter, while the increase in deposits was largely due to the success of a liquid CD campaign. Borrowed funds represented 29.4% of total assets at the end of the second quarter, while deposits represented 57.2%.

Stockholders’ equity totaled $5.7 billion at the end of the second quarter, exceeding the year-end 2012 balance by $32.2 million, and representing 12.87% of total assets and a book value of $12.90 per share. Tangible stockholders’ equity rose $40.8 million in the first six months of this year, to $3.2 billion, representing 7.74% of tangible assets and a tangible book value of $7.32 per share at June 30, 2013. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

Loans

Loans represented $31.8 billion, or 72.1%, of total assets at the close of the second quarter, a $67.2 million increase from the balance at December 31, 2012. Included in the balance at June 30, 2013 were covered loans of $3.0 billion; non-covered loans held for investment of $28.1 billion, and non-covered loans held for sale of $756.6 million, as more fully described below.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At June 30, 2013, covered loans represented $3.0 billion, or 9.5%, of the total loan balance, a $251.9 million reduction from the balance at December 31, 2012. The reduction was primarily due to repayments.

One-to-four family loans represented $2.8 billion of total covered loans at the end of the second quarter, with all other loan types representing $278.9 million, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

At June 30, 2013, $2.2 billion, or 72.0%, of the loans in our covered loan portfolio were variable rate loans, with a weighted average interest rate of 3.70%. The remainder of the covered loan portfolio consisted of fixed rate loans. The interest rates on the variable rate loans in the covered loan portfolio are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

In the six months ended June 30, 2013, we recorded a provision for losses on covered loans of $9.1 million, in contrast to $18.4 million in the six months ended June 30, 2012. Included in the current six-month amount was a second quarter provision of $4.6 million, comparable to $4.5 million in the trailing quarter and well below the $18.4 million recorded in the year-earlier three months. The respective six-month provisions were largely offset by FDIC indemnification income of $7.3 million and $14.8 million, including $3.7 million and $14.8 million, respectively, in the second quarters of 2013 and 2012. FDIC indemnification income is recorded in non-interest income in the same quarter as the provision for covered loan losses to which it relates.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at June 30, 2013:

(in thousands)
California	$ 536,077
Florida	531,264
Arizona	243,073
Ohio	195,171
Massachusetts	138,193
Michigan	136,417
Illinois	106,856
New York	100,093
Maryland	76,569
Nevada	75,506
Texas	69,890
New Jersey	69,566
Washington	65,419
Minnesota	64,681
All other states	623,397

Total covered loans	$3,032,172

Non-Covered Loans Held for Investment

At June 30, 2013, non-covered loans held for investment totaled $28.0 billion, representing 88.1% of total loans, 63.5% of total assets, and a $764.5 million increase from the balance at December 31, 2012. In addition to multi-family loans and CRE loans, the held-for-investment portfolio included substantially smaller balances of ADC loans, one-to-four family loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, acquired in business combinations prior to 2009. In the first six months of 2013, originations of held-for-investment loans rose to $4.7 billion, from $4.1 billion in the first six months of 2012.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $2.9 billion, or 62.9%, of the loans we produced for investment in the current six-month period, exceeding the year-earlier volume of $2.3 billion. Included in the current six-month amount were second-quarter originations of $1.4 billion, reflecting a $151.7 million decrease from the trailing-quarter volume and a $112.9 million increase from the year-earlier amount.

At June 30, 2013, the balance of multi-family loans represented $19.2 billion, or 68.5%, of total non-covered loans held for investment, reflecting a $622.7 million increase from the balance at December 31, 2012. The average multi-family loan had a principal balance at that date of $4.3 million, as compared to $4.1 million at December 31, 2012.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At June 30, 2013 and December 31, 2012, the expected weighted average lives of the multi-family loan portfolio were 3.0 years and 2.9 years, respectively.

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

Prepayment penalties are recorded as interest income and are therefore reflected in the average yields on our loans and interest-earning assets, our interest rate spread and net interest margin, and the level of net interest income we record. No assumptions are involved in the recognition of prepayment penalty income, as such income is only recorded when cash is received.

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

At June 30, 2013, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 79.0% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 3.0%, with New Jersey and Pennsylvania accounting for 7.3% and 3.8%, respectively. The remaining 4.8% of multi-family loans were secured by buildings outside these markets, including the three other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative loan-to-value (“LTV”) ratios our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses, regardless of economic and market conditions over many, many years.

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

Commercial Real Estate Loans

In the first six months of 2013, CRE loans represented $1.1 billion, or 22.6%, of loans originated for investment, down $387.9 million from the volume originated in the year-earlier six months. Included in the current six-month amount were second quarter originations of $670.3 million, reflecting a linked-quarter increase of $283.8 million and a year-over-year increase of $141.9 million.

Notwithstanding the rise in CRE loan production, the balance of CRE loans fell $126.5 million from the balance at the end of December to $7.3 billion at June 30, 2013. The latter amount represented 26.1% of loans held for investment, down from 27.3% at December 31, 2012. The decline in the balance of CRE loans was attributable to the prepayment of a single loan in the amount of $500.0 million, as well as an increase in refinancing activity driven by the rise in market interest rates.

The average CRE loan had a principal balance of $4.6 million at the end of the second quarter, modestly higher than the average principal balance at December 31st.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2013, 73.5% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 12.8% and 6.1%, respectively. Another 2.7% of CRE properties were located in Pennsylvania, while properties outside New York, New Jersey, and Pennsylvania accounted for 2.3%.

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

Prepayment penalties also apply to CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the expected weighted average lives of the CRE portfolio were 3.3 years and 3.4 years, respectively, at June 30, 2013 and December 31, 2012.

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

Acquisition, Development, and Construction Loans

In the interest of reducing our exposure to credit risk, we limit our production of ADC loans to loans that have limited market risk and low LTV ratios, and that are made to reputable borrowers with significant development experience. Reflecting the year-over-year improvement in real estate market conditions, we increased our production of ADC loans to $82.4 million in the current six-month period from $48.1 million in the first six months of 2012. Included in the current six-month amount were second quarter originations of $49.0 million, reflecting a linked-quarter increase of $15.5 million and a year-over-year increase of $37.4 million. Reflecting the increased volume of originations, the balance of ADC loans rose $20.0 million to $417.9 million from the December 31st balance, representing 1.5% of total held-for-investment loans at June 30, 2013.

At June 30, 2013, 62.2% of the loans in our ADC portfolio were for land acquisition and development; the remaining 37.8% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

In addition, 83.8% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 9.4% of our ADC loans, with New Jersey accounting for 5.0%. Reflecting the limited extent to which ADC loans have been originated beyond this primary market, 1.8% of our ADC loans are secured by properties beyond New Jersey and New York.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the six months ended June 30, 2013, we recovered losses against guarantees of $729,000, as compared to $2.0 million in the year-earlier six months. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At June 30, 2013, 1.6% of the loans in our ADC loan portfolio were non-performing, as compared to 3.0% at December 31, 2012.

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

Until 2012, the vast majority of the one-to-four family loans we held for investment were loans that we acquired in our merger transactions prior to 2009. However, we began last year to originate hybrid one-to-four family loans for our own portfolio. As a result, the balance of one-to-four family loans held for investment rose $172.2 million from the end of December to $375.6 million, representing 1.4% of total held-for-investment loans, at June 30, 2013.

Other Loans

In the first six months of 2013, we originated other loans for investment of $398.1 million, as compared to $241.8 million in the first six months of 2012. Included in the current six-month amount were C&I loans of $237.4 million, a $79.9 million increase from the trailing quarter’s volume and a $123.6 million increase from the year-earlier amount.

Reflecting the increase in originations, the balance of other loans rose to $716.1 million at the end of the second quarter from $639.9 million at December 31, 2012. The respective amounts represented 2.6% and 2.3% of total loans held for investment, and included C&I loans of $671.1 million and $590.0 million, respectively.

While we traditionally have focused our C&I lending on small and mid-size businesses in New York City and on Long Island (hereafter referred to as “in-market C&I lending”), we expanded that focus in the second quarter of this year. In May, we established a new subsidiary, NYCB Specialty Finance Company, LLC, headquartered in Foxboro, Massachusetts, and staffed by a group of industry veterans with expertise in originating and underwriting senior secured debt and equipment lease financing. The subsidiary participates in broadly syndicated loans that are brought to us by a select group of nationally recognized sources and are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. The loans we fund will fall into three distinct categories (asset-based lending, equipment loans and leases, and dealer floor plan financing) and each of our credits will be secured with a perfected first security interest in the underlying collateral and structured as senior debt. The pricing of our asset-based and dealer floor plan loans will be at floating rates tied to LIBOR, while our equipment financing loans will be made at fixed rates at a spread over treasuries. At June 30, 2013, we had total specialty finance loan commitments of $70.0 million; of this amount, $35.8 million was outstanding at quarter-end.

The in-market C&I loans we produce include term loans, demand loans, revolving lines of credit, letters of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of an in-market C&I loan, several factors are considered, including its purpose, the collateral, and the anticipated sources of repayment. Such loans are typically secured by the business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

The interest rates on in-market C&I loans can be fixed or floating, with floating rate loans being tied to prime or some other market index, plus an applicable spread. Our floating rate loans may or may not feature a floor rate of interest. The decision to require a floor on such C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

A benefit of in-market C&I lending is the opportunity to establish full-scale banking relationships with our customers. As a result, many of our in-market borrowers provide us with deposits, and many take advantage of our fee-based cash management, investment, and trade finance services.

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

In accordance with the Banks’ policies, all loans are presented to the Mortgage Committee or the Credit Committee, as applicable, for approval, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At June 30, 2013, the largest amount of credit extended to a single borrower was $262.5 million. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial property located in Manhattan. The interest rate on the loan was 3.7%.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at June 30, 2013:

	At June 30, 2013
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 6,967,679	36.26%	$3,945,055	53.97%	$208,931	49.99%
Brooklyn	3,684,398	19.17	505,949	6.92	80,750	19.32
Bronx	2,295,408	11.94	192,124	2.63	3,407	0.82
Queens	2,116,168	11.01	655,871	8.97	50,662	12.12
Staten Island	124,744	0.65	69,994	0.96	6,440	1.54

Total New York City	$15,188,397	79.03%	$5,368,993	73.45%	$350,190	83.79%

Long Island	397,616	2.07	932,549	12.76	39,335	9.41
Other New York State	578,904	3.01	200,619	2.74	--	--
New Jersey	1,404,295	7.31	446,989	6.11	20,823	4.98
Pennsylvania	724,884	3.77	196,002	2.68	--	--
All other states	924,444	4.81	164,967	2.26	7,600	1.82

Total	$19,218,540	100.00%	$7,310,119	100.00%	$417,948	100.00%

(1)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Non-Covered Loans Held for Sale

Although one-to-four family loans represented 1.4% of our total loans held for investment at the end of the second quarter, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking business serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans in all 50 states.

In the first six months of 2013, we originated one-to-four family loans for sale of $4.4 billion, down from $5.0 billion in the year-earlier six months. Included in the current six-month amount were second quarter originations of $2.1 billion, down $295.8 million from the trailing-quarter volume and $542.0 million from the volume produced in the second quarter of 2012.

The linked-quarter and year-over-year declines are indicative of the decline in refinancing activity in the current second quarter, as residential mortgage interest rates rose from the record lows that had previously prevailed.

The vast majority of the held-for-sale loans we produced for sale were agency-conforming loans sold to GSEs. To a much lesser extent, we utilized our mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Of the loans we originated for sale in the first six months of this year, all but $19.0 million, or 0.43%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

At June 30, 2013 and December 31, 2012, the respective balances of one-to-four family loans held for sale were $756.6 million and $1.2 billion, representing 2.4% and 3.8%, respectively, of total loans at the corresponding dates.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At June 30, 2013 and 2012, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.8 million and $6.8 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$8,862	$6,163	$8,272	$5,320
Repurchase losses	(37)	--	(37)	--
Provision for repurchase losses:
Loan sales	--	653	590	1,496
Change in estimates	--	--	--	--

Balance, end of period	$8,825	$6,816	$8,825	$6,816

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

GSE Repurchase and Indemnification Requests Outstanding

The following table sets forth our GSE indemnification and repurchase requests outstanding during the periods indicated:

	For the Three Months Ended June 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	16	$3,549	10	$2,257
New repurchase requests (2)	18	4,476	22	5,026
Successful rebuttal/rescission	(16)	(2,952)	(21)	(4,913)
Indemnifications (3)	(1)	(184)	--	--
Loan repurchases	(1)	(340)	--	--

Balance, end of period (4)	16	$4,549	11	$2,370

	For the Six Months Ended June 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	20	$5,073	8	$1,583
New repurchase requests (2)	47	10,946	51	11,746
Successful rebuttal/rescission	(45)	(10,305)	(44)	(10,196)
Indemnifications (3)	(2)	(324)	(3)	(585)
Loan repurchases	(4)	(841)	(1)	(178)

Balance, end of period (4)	16	$4,549	11	$2,370

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the sixteen period-end requests as of June 30, 2013, fifteen were from Fannie Mae and one was from Freddie Mac. Effective January 1, 2013, both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in the Company having an obligation to repurchase a loan.

Indemnified and Repurchased Loans Outstanding

The following table sets forth the activity of our indemnified and repurchased loans outstanding during the periods indicated:

	For the Three Months Ended June 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount
Balance, beginning of period	15	$2,799	9	$1,831
Indemnifications	1	184	--	--
Repurchases	1	340	--	--
Principal payoffs	(1)	(2)	--	--
Principal payments	--	(17)	--	(147)
Modifications/other	--	79	--	--

Balance, end of period (1)	16	$3,383	9	$1,684

	For the Six Months Ended June 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount
Balance, beginning of period	12	$2,286	5	$1,084
Indemnifications	2	324	3	585
Repurchases	4	841	1	178
Principal payoffs	(2)	(108)	--	--
Principal payments	--	(39)	--	(163)
Modifications/other	--	79	--	--

Balance, end of period (1)	16	$3,383	9	$1,684

(1)	Of the sixteen period-end loans, eleven were repurchased and are now held for investment. The five loans we indemnified are all currently performing.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At June 30, 2013, we had outstanding loan commitments of $2.4 billion, down $214.4 million from the balance at the end of the trailing quarter and $520.4 million from the balance at December 31, 2012. Commitments to originate loans for investment represented 66.4% of the June 30th total, and commitments to originate loans for sale represented the remaining 33.6%. At December 31, 2012, commitments to originate loans for investment and loans held for sale were $815.6 million and $1.6 billion, respectively.

Multi-family and CRE loans together represented $961.7 million of held-for-investment loan commitments at the end of the second quarter, while ADC and other loans represented $235.5 million and $418.1 million, respectively.

In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $145.8 million at June 30, 2013, as compared to $188.9 million at December 31, 2012.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

In the first six months of 2013, we continued to see improvement in our asset quality measures, as the balance of non-performing non-covered loans declined from the year-end 2012 balance, and the volume of net charge-offs declined year-over-year.

Specifically, non-performing non-covered loans declined 36.1% to $167.1 million at the end of the second quarter, from $261.3 million at December 31, 2012. The June 30th balance represented 0.60% of total non-covered loans, an improvement from 0.96% at December 31st.

Non-performing multi-family loans accounted for $50.6 million of the $94.2 million improvement, having declined to $112.9 million at the end of June 2013 from $163.5 million at the end of December 2012. However, most of the reduction was attributable to the first-quarter migration of a $41.6 million multi-family loan to OREO. The six-month reduction in non-performing non-covered loans also was due to a $26.5 million decline in non-performing non-covered CRE loans to $30.3 million, together with smaller declines in the balances of non-performing non-covered ADC, one-to-four family, and other loans. The decline in non-performing CRE loans was primarily due to the pay-off of a $22.0 million loan relationship.

The following table sets forth the changes in non-performing loans over the six months ended June 30, 2013:

(in thousands)
Balance at December 31, 2012	$261,330
New non-accrual	28,203
Charge-offs	(11,220)
Transferred from accruing troubled debt restructuring	49,594
Transferred to other real estate owned	(64,689)
Loan payoffs, including dispositions and principal pay-downs	(88,164)
Restored to performing status	(7,961)

Balance at June 30, 2013	$167,093

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2013 and December 31, 2012, all of our non-performing non-covered loans were non-accrual loans. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

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

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan is more than 90 days past due, and if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount or an extension of a maturing loan. We do not analyze current LTV ratios on a portfolio-wide basis.

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

At June 30, 2013, OREO totaled $84.5 million, reflecting a six-month increase of $55.2 million. The increase was largely attributable to the $41.6 million multi-family loan that migrated to OREO from non-accrual status in the first quarter of this year.

The net effect of the rise in OREO and the decline in non-performing non-covered loans was a $39.1 million decline in non-performing non-covered assets to $251.6 million, and a ten-basis point improvement in the ratio of non-performing non-covered assets to total non-covered assets to 0.61%.

While non-performing non-covered loans and assets declined in the first six months of this year, the balance of non-covered loans 30 to 89 days past due rose during such time. At June 30, 2013, non-covered loans 30 to 89 days past due rose to $39.7 million from $27.6 million at December 31, 2012. The six-month increase was primarily due to a $10.8 million rise in past-due CRE loans to $12.4 million, and a $3.3 million increase in past-due multi-family loans to $23.2 million.

Total delinquencies declined $26.9 million, or 8.5%, from the December 31st balance to $291.3 million at June 30, 2013. The reduction was the net effect of the reduction in non-performing non-covered assets and the increase in non-covered loans 30 to 89 days past due.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval by management and the Mortgage or Credit Committee, as applicable. A member of the Mortgage or Credit Committee participates in inspections on multi-family loans to be originated in excess of $4.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on CRE loans to be originated in excess of $2.5 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on collateral properties. When the amount of the loan exceeds $5.0 million, a second independent appraisal review is performed.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination were below those amounts at June 30, 2013. Exceptions to these LTV limitations are reviewed on a case-by-case basis, and require the approval of the Mortgage or Credit Committee, as applicable.

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

The Boards of Directors also take part in the ADC lending process, with all ADC loans requiring the approval of the Mortgage or Credit Committee, as applicable. In addition, a member of the pertinent committee participates in inspecting the proposed collateral property when the loan amount exceeds $2.5 million. ADC loans primarily have been made to well-established builders who have borrowed from us in the past. We typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property. Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

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

In-market C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loan may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the operating results of the business. Accordingly, personal guarantees are also a normal requirement for C&I loans.

To minimize the risk involved in specialty finance C&I lending, the Company participates in broadly syndicated asset-based, equipment financing, and dealer floor plan loans that are presented by an approved list of select, nationally recognized sources with whom it has established long-term funding relationships. The loans, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. To further minimize the risk involved in specialty finance lending, the Company re-underwrites each transaction; in addition, it retains outside counsel to conduct a further review of the underlying documentation.

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower, at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will consider a repayment schedule to avoid taking such action. Delinquencies are addressed by our Loan Workout Unit and every reasonable effort is made to collect rather than initiate foreclosure proceedings.

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

While we strive to originate loans that will perform fully, changes in the economy and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Charge-offs totaled $13.0 million in the first six months of this year, reflecting a $33.2 million reduction from the volume in the first six months of 2012. Included in the current six-month amount were second-quarter charge-offs of $5.4 million, down from $14.8 million in the second quarter of last year. Reflecting six-month recoveries of $2.8 million and $2.4 million, net charge-offs totaled $10.3 million and $29.4 million, respectively, in the six months ended June 30, 2013 and 2012. In connection with the year-over-year improvements, net charge-offs represented 0.03% (non-annualized) of average loans in the six months ended June 30, 2013 versus 0.10% (non-annualized) in the first six months of 2012.

Other loans represented $7.0 million of charge-offs recorded in the first six months of this year, with multi-family, CRE, ADC, and one-to-four family loans representing far more modest amounts.

Reflecting the difference between our current six-month net charge-offs and provision for non-covered loan losses, the allowance for losses on non-covered loans fell $259,000 to $140.7 million at the end of the second quarter, representing 84.20% of non-performing non-covered loans and 0.50% of total non-covered loans. Based upon all relevant and available information as of June 30, 2013, management believes that the allowance for losses on non-covered loans was appropriate at that date.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. We largely attribute this distinction to the nature of our primary lending niche (multi-family loans collateralized by non-luxury apartment buildings in New York City that feature below-market rents), and to our conservative underwriting practices that require, among other things, low LTV ratios.

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

In addition, at June 30, 2013, ADC loans, one-to-four family loans, and other loans represented 1.49%, 1.35%, and 2.55%, respectively, of total non-covered loans held for investment, as compared to 1.46%, 0.75%, and 2.34%, respectively, at December 31, 2012. In addition, at June 30, 2013, 1.61%, 2.90%, and 0.87% of ADC loans, one-to-four family loans, and other loans, respectively, were non-performing loans.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.60% of total non-covered loans at the end of the second quarter; the ratios of net charge-offs to average loans for the three and six months ended at that date were 0.01% and 0.03% (non-annualized), respectively.

The following tables present the number and amount of non-performing CRE and multi-family loans by originating bank at June 30, 2013 and December 31, 2012:

As of June 30, 2013 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	40	$111,959	29	$20,857
New York Commercial Bank	2	945	6	9,472

Total for New York Community Bancorp	42	$112,904	35	$30,329

As of December 31, 2012 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	73	$162,513	37	$45,418
New York Commercial Bank	2	947	8	11,445

Total for New York Community Bancorp	75	$163,460	45	$56,863

The following table presents information about our five largest non-performing loans at June 30, 2013, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	Multi-Family	Multi-Family	Multi-Family
Origination Date	5/23/11	Various (1)	6/14/07	5/01/08	11/29/07
Origination Balance	$50,708,107	$6,121,180	$4,320,000	$3,990,000	$4,268,000
Full Commitment Balance	$50,708,107	$6,121,180	$4,320,000	$3,990,000	$4,268,000
Balance at June 30, 2013	$49,593,874	$6,121,180	$4,009,812	$3,976,838	$3,900,688
Associated Allowance	None	None	None	None	None
Non-Accrual Date	May 2013	December 2010	December 2012	January 2011	January 2011
Origination LTV Ratio	85%	78%	80%	76%	78%
Current LTV Ratio	89%	69%	87%	87%	85%
Last Appraisal	February 2013	October 2012	December 2012	September 2012	October 2012

(1)	Loan No. 2 includes three loans: one with an origination date of September 20, 2000 and two with an origination date of September 10, 2003. These loans were restructured into a non-accrual TDR on December 1, 2010.

The following is a description of the five loans identified in the preceding table:

No. 1 - The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by 32 multi-family complexes with 1,120 residential units in Hartford and New Britain, Connecticut. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 2 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 114,000-square foot commercial building in Plainview, New York. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 3 - The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by a multi-family building with 71 residential units in New Haven, Connecticut. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 4 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by a multi-family building with 58 residential units and one retail unit in the Bronx, New York. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 5 - The borrower is an owner of real estate and is based in New York. The loan is collateralized by a multi-family building with 57 residential units and one retail unit in the Bronx, New York. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions and extension of maturity dates, as well as forbearance agreements. As of June 30, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $114.2 million; loans in connection with which forbearance agreements were reached amounted to $10.2 million. Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans were 93% and 100%, respectively, at the end of the second quarter; in addition, our success rate was 100% for all other loans (including ADC loans) at that date.

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

Loans modified as TDRs totaled $124.4 million at June 30, 2013, including accruing loans of $14.2 million and non-accrual loans of $110.2 million. At December 31, 2012, the balance of loans modified as TDRs was $260.3 million, including accruing loans and non-accrual loans of $105.0 million and $155.3 million, respectively.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of June 30, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,608	$ 93,604	$104,212
Commercial real estate	2,232	16,625	18,857
Acquisition, development, and construction	--	--	--
Commercial and industrial	1,329	--	1,329
One-to-four family	--	--	--

Total	$14,169	$110,229	$124,398

The following table presents information regarding our TDRs as of December 31, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 66,092	$114,556	$180,648
Commercial real estate	37,457	39,127	76,584
Acquisition, development, and construction	--	510	510
Commercial and industrial	1,463	--	1,463
One-to-four family	--	1,101	1,101

Total	$105,012	$155,294	$260,306

The following table sets forth the changes in TDRs over the six months ended June 30, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2012	$105,012	$155,294	$260,306
New loans	--	7,245	7,245
Charge-offs	--	(1,604)	(1,604)
Transferred from accruing to non-accrual	(49,594)	49,594	--
Transferred to other real estate owned	--	(42,842)	(42,842)
Loan payoffs, including dispositions and principal pay-downs	(41,249)	(57,458)	(98,707)

Balance at June 30, 2013	$ 14,169	$110,229	$124,398

The six-month decline in accruing loans reflected in the preceding table was attributable to the pay-off of a single $35.2 million CRE loan in this year’s first quarter, while the decline in non-accrual loans reflects the aforementioned transfer of a $41.6 million multi-family loan to OREO and the aforementioned pay-off of a $22.0 million CRE loan relationship.

On a limited basis, we may lend additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2013, no such additions were made. In addition, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities in the event of non-payment of the restructured loan.

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and TDRs disclosed in this filing, we did not have any potential problem loans at June 30, 2013 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at June 30, 2013 and December 31, 2012. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Six Months Ended June 30, 2013	At or For the Year Ended December 31, 2012
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$140,948	$137,290
Provision for losses on non-covered loans	10,000	45,000
Charge-offs:
Multi-family	(2,783)	(27,939)
Commercial real estate	(1,668)	(5,046)
Acquisition, development, and construction	(1,503)	(5,974)
One-to-four family	(70)	(574)
Other loans	(7,019)	(6,685)

Total charge-offs	(13,043)	(46,218)
Recoveries	2,784	4,876

Net charge-offs	(10,259)	(41,342)

Balance at end of period	$140,689	$140,948

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$112,904	$163,460
Commercial real estate	30,329	56,863
Acquisition, development, and construction	6,737	12,091
One-to-four family	10,881	10,945

Total non-accrual non-covered mortgage loans	160,851	243,359
Other non-accrual non-covered loans	6,242	17,971

Total non-performing non-covered loans (1)	167,093	261,330
Other real estate owned (2)	84,478	29,300

Total non-performing non-covered assets	$251,571	$290,630

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.60%	0.96%
Non-performing non-covered assets to total non-covered assets	0.61	0.71
Allowance for losses on non-covered loans to non-performing non-covered loans	84.20	53.93
Allowance for losses on non-covered loans to total non-covered loans	0.50	0.52
Net charge-offs during the period to average loans outstanding during during the period	0.03(3)	0.13

Loans 30-89 Days Past Due:
Multi-family	$23,195	$19,945
Commercial real estate	12,432	1,679
Acquisition, development, and construction	--	1,178
One-to-four family	2,738	2,645
Other loans	1,360	2,138

Total loans 30-89 days past due(4)	$39,725	$27,585

(1)	The June 30, 2013 and December 31, 2012 amounts exclude loans 90 days or more past due of $267.8 million and $312.6 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The June 30, 2013 and December 31, 2012 amounts exclude OREO totaling $39.1 million and $45.1 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Presented on a non-annualized basis.
(4)	The June 30, 2013 and December 31, 2012 amounts exclude loans 30 to 89 days past due of $65.4 million and $81.2 million, respectively, that are covered by FDIC loss sharing agreements.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized. In the first six months of 2013, indemnification income of $7.3 million was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. This benefit partially offset a provision for losses on covered loans of $9.1 million.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the first six months of 2013, we recorded net amortization of $7.7 million; in the year-earlier six months, we recorded accretion of $1.5 million. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the six months ended June 30, 2013, we received FDIC reimbursements of $34.3 million, as compared to $80.3 million in the first six months of 2012.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at June 30, 2013 and December 31, 2012, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Six Months Ended June 30, 2013	At or For the Year Ended December 31, 2012
Covered Loans 90 Days or More Past Due:
Multi-family	$ --	$ --
Commercial real estate	1,586	2,501
Acquisition, development, and construction	155	1,249
One-to-four family	255,260	297,265
Other	10,820	11,558

Total covered loans 90 days or more past due	267,821	312,573
Covered other real estate owned	39,108	45,115

Total covered non-performing assets	$306,929	$357,688

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$112,904	$163,460
Commercial real estate	31,915	59,364
Acquisition, development, and construction	6,892	13,340
One-to-four family	266,141	308,210
Other non-performing loans	17,062	29,529

Total non-performing loans	434,914	573,903
Other real estate owned	123,586	74,415

Total non-performing assets (including covered assets)	$558,500	$648,318

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	1.40%	1.88%
Total non-performing assets to total assets	1.26	1.47
Allowance for loan losses to non-performing loans	46.24	33.50
Allowance for loan losses to total loans	0.65	0.63

Covered Loans 30-89 Days Past Due:
Multi-family	$ --	$ 517
Commercial real estate	502	137
Acquisition, development, and construction	--	463
One-to-four family	61,213	75,129
Other loans	3,676	4,940

Total covered loans 30-89 days past due	$ 65,391	$ 81,186

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$ 23,195	$ 20,462
Commercial real estate	12,934	1,816
Acquisition, development, and construction	--	1,641
One-to-four family	63,951	77,774
Other loans	5,036	7,078

Total loans 30-89 days past due (including covered loans)	$105,116	$108,771

Geographical Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at June 30, 2013:

	Non-Performing Loans
	Covered Loan Portfolio	Non-Covered Loan Portfolio	Total
(in thousands)
New York	$17,948	$ 79,035	$ 96,983
Florida	90,873	—	90,873
Connecticut	5,072	63,144	68,216
New Jersey	16,574	22,986	39,560
California	23,757	—	23,757
Ohio	14,882	—	14,882
Arizona	12,758	—	12,758
Illinois	10,251	1,823	12,074
Massachusetts	11,839	—	11,839
Nevada	11,135	—	11,135
All other states	52,732	105	52,837

Total non-performing loans	$267,821	$167,093	$434,914

Securities

Largely reflecting an increase in cash flows deployed into GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures), securities rose $1.0 billion from the balance at the end of December to $5.9 billion at June 30, 2013. The latter amount was equivalent to 13.4% of total assets, an increase from the year-end measure, 11.1%.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally invest in GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At June 30, 2013 and December 31, 2012, GSE obligations represented 93.4% and 91.3%, respectively, of total securities. The remainder of the portfolio was comprised of private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investment securities that are backed by subprime or Alt-A loans.

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

Securities that management intends to hold for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. At June 30, 2013, available-for-sale securities represented $315.1 million, or 5.3%, of total securities, down from $429.3 million, or 8.7%, at December 31, 2012. Included in the respective period-end amounts were mortgage-related securities of $105.9 million and $177.3 million, and other securities of $209.2 million and $252.0 million, respectively. Primarily reflecting our expectation of certain securities being called, the estimated weighted average life of the available-for-sale securities portfolio was 8.5 years at the close of the second quarter, as compared to 9.4 years at December 31, 2012.

Held-to-maturity securities, which are securities that management has the positive intent to hold to maturity, represented $5.6 billion, or 94.7%, of total securities at the close of the second quarter, up from $4.5 billion, or 91.3%, at December 31, 2012. At the end of June, the fair value of securities held to maturity represented 98.5% of their carrying value, as compared to 104.94% at year-end. Mortgage-related securities accounted for $3.1 billion and $3.2 billion of securities held to maturity at the end of June and December, while other securities represented $2.5 billion and $1.3 billion at the respective period-ends. Included in the June 30, 2013 and December 31, 2012 amounts were GSE obligations of $5.5 billion and $4.3 billion; capital trust notes of $75.7 million and $109.9 million; and corporate bonds of $72.7 million and $72.5 million, respectively. The estimated weighted average lives of the held-to-maturity securities portfolio were 7.9 years and 4.6 years at the corresponding dates.

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

At June 30, 2013, the Community Bank held $471.8 million of FHLB stock, including $447.0 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $1.7 million of stock in the FHLB-San Francisco. The Commercial Bank had $10.4 million of FHLB stock at June 30, 2013, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at June 30, 2013.

In the six months ended June 30, 2013 and 2012, dividends from the FHLB to the Community Bank totaled $8.8 million and $10.4 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $176,000 and $187,000, respectively, in the corresponding periods.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

At June 30, 2013, our investment in BOLI was $880.4 million, as compared to $867.3 million at December 31, 2012. The increase reflects the rise in the cash surrender value of the underlying policies over the course of the year.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills acquisitions, FDIC loss share receivables were $531.8 million and $566.5 million, respectively, at June 30, 2013 and December 31, 2012. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

Goodwill totaled $2.4 billion at June 30, 2013, consistent with the year-end 2012 balance. Reflecting amortization, CDI declined $8.6 million from the December 31st balance to $23.4 million at the end of June.

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

Loan repayments and sales totaled $9.0 billion in the first six months of 2013, as compared to $8.4 billion in the first six months of 2012. Repayments and sales accounted for $4.2 billion and $4.8 billion, respectively, of the current six-month total and for $3.3 billion and $5.1 billion, respectively, of the total in the year-earlier six months.

In the six months ended June 30, 2013, cash flows from the repayment and sale of securities respectively totaled $557.2 million and $605.3 million, while purchases of securities totaled $2.2 billion. In the first six months of 2012, cash flows from the repayment and sale of securities totaled $1.7 billion and $330.9 million, respectively, and were partially offset by purchases of securities totaling $1.8 billion.

In the second quarter of 2013, and consistent with our business model, the cash flows from loans and securities were primarily deployed into loan production and, to a lesser extent, the purchase of GSE obligations and other securities.

Deposits

Our ability to retain and attract deposits depends on several factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. There are times we may choose not to compete aggressively for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund our loan demand.

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

Deposits rose $410.3 million from the balance at the end of December to $25.3 billion, representing 57.2% of total assets, at June 30, 2013. The six-month increase was largely organic in nature, as savings accounts and NOW and money market accounts rose in response to a retail deposit campaign. Specifically, savings accounts rose $1.2 billion in the first six months of this year, to $5.4 billion, while NOW and money market accounts rose $654.1 million to $9.4 billion. Included in the June 30th balance of NOW and money market accounts were brokered money market accounts of $3.8 billion, reflecting a $119.7 million increase from the balance at December 31, 2012.

The growth in savings and NOW and money market accounts was partly offset by a $238.7 million decline in non-interest-bearing accounts, to $2.5 billion, and by a $1.2 billion reduction in CDs to $7.9 billion. The decline in non-interest bearing accounts was primarily due to an $82.6 million drop in brokered non-interest-bearing accounts to $106.6 million, while the decline in CDs was partly attributable to a $320.1 million decline in brokered CDs to $473.8 million. The remainder of the decline in CDs was largely attributable to the transfer of funds from maturing CDs into savings and NOW and money market accounts with the Banks.

Reflecting the decline in brokered non-interest-bearing accounts and brokered CDs, brokered deposits represented $4.4 billion of total deposits at the end of the current second quarter, down $283.0 million from the balance at December 31, 2012. The majority of the decline was attributable to the roll-off of brokered deposits that had been assumed in the transaction with Aurora Bank FSB in June 2012.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased); junior subordinated debentures; and other borrowings (consisting of preferred stock of subsidiaries). At June 30, 2013, borrowed funds totaled $13.0 billion, down $438.2 million from the balance at December 31, 2012.

Wholesale Borrowings

Wholesale borrowings totaled $12.6 billion and $13.1 billion, respectively, at the ends of June and December, representing 28.6% and 29.6% of total assets at the corresponding dates. FHLB advances and repurchase agreements accounted for $9.1 billion and $3.4 billion, respectively, of the June 30th total, as FHLB advances rose $261.7 million from the year-end balance and repurchase agreements fell $700.0 million from the balance at that date. The latter decline reflects the maturity of certain repurchase agreements in the second quarter of this year.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. In addition to $8.5 billion of FHLB-NY advances, the June 30th balance includes $599.1 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition in December 2009.

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

In the first six months of 2013, we repositioned $3.1 billion of wholesale borrowings as part of an effort to reduce our funding costs that began in December 2012. All told, borrowed funds of $6.6 billion were repositioned, reducing the weighted average cost of such funds by 113 basis points, and extending the weighted average call and maturity dates by approximately five years. Included in the current six-month amount were wholesale borrowings of $580.0 million that were repositioned in the second quarter of this year.

At June 30, 2013, $4.0 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.0 million at the close of the current second quarter, consistent with the balance at December 31, 2012.

Other Borrowings

At June 30, 2013, other borrowings totaled $4.3 million, consistent with the balance at December 31, 2012.

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

In the second quarter of 2013, we took the following actions to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales into the production of loans held for investment and increased our investment in GSE securities; and (3) We continued to reposition certain wholesale borrowings in order to reduce the cost of such funding, and extended the weighted average call and maturity dates.

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

At June 30, 2013, our one-year gap was a negative 7.53%, as compared to a negative 3.69% at December 31, 2012. The difference in our one-year gap was attributable to a combination of factors, primarily including a decrease in the amount of securities expected to be called as of the end of the second quarter, and an increase in savings accounts. These factors were partially offset by a decline in the balance of CDs maturing in one year, and by the repositioning of certain wholesale borrowings, as previously discussed.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2013, which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2013 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 22% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 21% and 17% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 40% for the first five years, 8% for years five through ten, and 52% for the years thereafter. NOW accounts were assumed to decay at 35% for the first five years, 28% for years five through ten, and 37% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at 95% for the first five years and at 5% for years five through ten.

Interest Rate Sensitivity Analysis

	At June 30, 2013
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 4,020,031	$5,391,049	$10,152,189	$7,568,083	$4,047,448	$ 494,222	$31,673,022
Mortgage-related securities (2)(3)	103,747	307,943	392,476	135,416	2,068,307	210,131	3,218,020
Other securities and money market investments (2)	635,377	125	25,245	62,277	894,797	1,597,128	3,214,949

Total interest-earning assets	4,759,155	5,699,117	10,569,910	7,765,776	7,010,552	2,301,481	38,105,991

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	4,268,952	973,812	971,570	1,348,298	987,308	887,951	9,437,891
Savings accounts	737,843	623,466	628,786	190,494	414,596	2,828,443	5,423,628
Certificates of deposit	1,752,110	2,877,827	2,613,935	604,026	52,043	6,217	7,906,158
Borrowed funds	2,350,538	200,767	300,876	3,495,398	6,500,305	144,133	12,992,017

Total interest-bearing liabilities	9,109,443	4,675,872	4,515,167	5,638,216	7,954,252	3,866,744	35,759,694

Interest rate sensitivity gap per period (4)	$(4,350,288)	$1,023,245	$ 6,054,743	$2,127,560	$ (943,700)	$(1,565,263)	$ 2,346,297

Cumulative interest rate sensitivity gap	$(4,350,288)	$(3,327,043)	$2,727,700	$4,855,260	$3,911,560	$2,346,297

Cumulative interest rate sensitivity gap as a percentage of total assets	(9.85)%	(7.53)%	6.17%	10.99%	8.85%	5.31%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	52.24%	75.87%	114.91%	120.28%	112.26%	106.56%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates will approximate actual future loan and securities prepayments and deposit withdrawal activity.

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

As of June 30, 2013, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 2.08% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of 2.44% per annum.

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

Based on the information and assumptions in effect at June 30, 2013, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(1.67)%
+200	(4.34)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2013, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(1.94)%
+200 over one year	(3.72)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2013, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.32% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 4.60% increase over such time.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.3 billion and $2.4 billion, respectively, at June 30, 2013 and December 31, 2012. As in the past, our portfolios of loans and securities were meaningful sources of liquidity in the current six-month period, with cash flows from the repayment and sale of loans totaling $9.0 billion and cash flows from the repayment and sale of securities totaling $1.2 billion. Included in the latter amounts were second quarter cash flows from the repayment and sale of loans totaling $4.7 billion, and $274.0 million from the repayment and sale of securities.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At June 30, 2013, our available borrowing capacity with the FHLB-NY was $6.7 billion. In addition, the Community Bank and the Commercial Bank had $312.5 million in available-for-sale securities, combined, at that date.

Furthermore, the Community Bank has an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans and securities to collateralize any funds it may borrow, up to a maximum limit of $211.3 million.

Our primary investing activity is loan production and, in the first six months of 2013, the volume of loans originated for sale and for investment totaled $9.1 billion. During this time, the net cash used in investing activities totaled $1.5 billion. In addition, our financing activities used net cash of $251.7 million and our operating activities provided net cash of $658.8 million in the first six months of this year.

CDs due to mature in one year or less from June 30, 2013 totaled $4.6 billion, representing 58.6% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the six months ended June 30, 2013, the Banks paid dividends totaling $220.0 million to the Parent Company, leaving $112.0 million that they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at June 30, 2013 included $113.4 million in cash and cash equivalents and $2.5 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operation, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At June 30, 2013, we held derivative financial instruments with a notional value of $3.0 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first six months of 2013, stockholders’ equity rose $32.2 million to $5.7 billion, representing 12.87% of total assets and a book value of $12.90 per share at June 30, 2013. At December 31, 2012, stockholders’ equity represented 12.81% of total assets and a book value of $12.88 per share.

We calculate book value per share by dividing stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At June 30, 2013, we had 440,858,405 shares outstanding; at December 31, 2012, the number of outstanding shares was 439,050,966.

Tangible stockholders’ equity rose $40.8 million in the first six months of this year, to $3.2 billion, after the distribution of two quarterly cash dividends totaling $220.0 million. Tangible stockholders’ equity represented 7.74% and 7.65% of tangible assets, respectively, at the end of June and December, while tangible book value per share was $7.32 and $7.26 at the respective period-ends.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At June 30, 2013 and December 31, 2012, we recorded goodwill of $2.4 billion; CDI totaled $23.4 million and $32.0 million, respectively, at the corresponding dates.

Excluding AOCL from the calculations of tangible stockholders’ equity and tangible assets, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.87% at June 30, 2013, up from 7.79% at December 31, 2012. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

AOCL fell $3.9 million in the first six months of this year, to $57.8 million at June 30, 2013. While the net unrealized gain on available-for-sale securities fell $6.6 million during this time, to $6.0 million, the impact was exceeded by a $3.0 million decline in the loss on pension and post-retirement obligations, together with a $7.5 million decline in the net unrealized loss on the non-credit portion of OTTI, all net of tax.

At June 30, 2013, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At June 30, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,635,187	8.78%	$3,635,187	13.38%	$3,838,799	14.13%
Regulatory capital requirement	1,656,561	4.00	1,086,989	4.00	2,173,979	8.00

Excess	$1,978,626	4.78%	$2,548,198	9.38%	$1,664,820	6.13%

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at June 30, 2013, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as reflected in the following tables:

Regulatory Capital Analysis (New York Community Bank)

	At June 30, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,185,995	8.25%	$3,185,995	12.58%	$3,377,798	13.33%
Regulatory capital requirement	1,544,320	4.00	1,013,243	4.00	2,026,486	8.00

Excess	$1,641,675	4.25%	$2,172,752	8.58%	$1,351,312	5.33%

Regulatory Capital Analysis (New York Commercial Bank)

	At June 30, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$348,087	10.95%	$348,087	16.44%	$359,795	16.99%
Regulatory capital requirement	127,114	4.00	84,691	4.00	169,381	8.00

Excess	$220,973	6.95%	$263,396	12.44%	$190,414	8.99%

Basel III Capital Rules

In July 2013, the Company’s primary federal regulator, the Federal Reserve, and the Banks’ primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the current U.S. risk-based capital rules and requirements applicable to bank holding companies and depository institutions, including the Company and the Banks. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules will be effective for the Company and the Banks on January 1, 2015 (subject to a phase-in period).

Among other things, the Basel III Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”); (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements; (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

The Basel III Capital Rules provide for a number of deductions from, and adjustments to, CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, “non-advanced approach” banking organizations, including the Company and the Banks, may make a one-time permanent election to continue to exclude these items. We expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. The Basel III Capital Rules also exclude the inclusion of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Company’s trust preferred securities will be included in Tier 1 capital and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Company’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased in over a four-year period, beginning at 40% on January 1, 2015 and continuing thereafter with an additional 20% per calendar year. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1st, until it reaches 2.5% on January 1, 2019).

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

—	4.5% CET1 to risk-weighted assets;
—	6.0% Tier 1 capital to risk-weighted assets; and
—	8.0% Total capital to risk-weighted assets.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (iv) a minimum leverage capital ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage capital ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

Management believes that, as of June 30, 2013, the Company and the Banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were effective as of that date.

Earnings Summary for the Three Months Ended June 30, 2013

In the second quarter of 2013, we generated earnings of $122.5 million, a $3.8 million increase from the trailing-quarter level and an $8.7 million decrease from the level recorded in the second quarter of 2012. The current second quarter amount was equivalent to $0.28 per diluted share; the trailing-quarter and year-earlier amounts were equivalent to $0.27 and $0.30, respectively.

Net interest income rose $24.7 million sequentially, and $3.2 million year-over-year, to $299.9 million in the three months ended June 30, 2013. The respective increases were largely due to an increase in prepayment penalty income, which contributed $44.4 million to the interest income on loans and interest-earning assets in the current second quarter, as compared to $19.9 million and $32.0 million, respectively, in the trailing and year-earlier three months. The increase in prepayment penalty income was driven by a surge in the refinancing of multi-family and CRE loans.

In addition, the provision for losses on non-covered loans was $5.0 million in the current second quarter, consistent with the level recorded in the trailing quarter and $10.0 million lower than the year-earlier amount. In addition, we recorded a $4.6 million provision for covered loan losses in the current second quarter, as compared to $4.5 million and $18.4 million, respectively, in the earlier periods.

Non-interest income fell $21.8 million and $44.5 million, respectively, to $53.7 million, from the levels recorded in the three months ended March 31, 2013 and June 30, 2012. While the linked-quarter decline was largely due to a reduction in securities gains to $123,000 from $16.6 million, the year-over-year decline was largely due to a drop in mortgage banking income to $23.2 million from $58.3 million. Refinancing activity declined in the current second quarter as residential mortgage interest rates rose dramatically from the prior four quarters’ lows.

Non-interest expense fell $4.4 million and $3.8 million, respectively, to $151.7 million from the levels recorded in the three months ended March 31, 2013 and June 30, 2012. Operating expenses accounted for $147.5 million of the current second-quarter total, and was down $4.2 million and $3.0 million, respectively, over the corresponding periods. While the linked-quarter decline was primarily due to a $6.1 million decrease in compensation and benefits expense, to $77.4 million, the year-over-year decrease was driven by a $7.7 million decline in general and administrative (“G&A”) expense to $45.9 million. In the first quarter of 2013, we recorded retirement and severance expenses of $6.0 million; no comparable expenses were recorded in the second quarter of this year.

Income tax expense totaled $69.8 million in the current second quarter, $3.4 million higher than the trailing-quarter level and $4.9 million lower than the year-earlier amount.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the second quarter of 2013, the five- and ten-year Constant Maturity Treasury (“CMT”) rates averaged 0.91% and 1.99%, respectively, as compared to 0.82% and 1.95%, respectively, in the trailing quarter and 0.79% and 1.83%, respectively, in the second quarter of 2012.

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

In the three months ended June 30, 2013, we recorded net interest income of $299.9 million, up $24.7 million from the trailing-quarter level and $3.2 million from the year-earlier amount. The linked-quarter increase was driven by a $23.8 million rise in interest income, to $436.6 million, together with a $941,000 decline in interest expense to $136.7 million. While interest income fell $18.4 million year-over-year, the impact was more than offset by a $21.6 million reduction in interest expense. In addition, our net interest margin rose 20 basis points, to 3.15%, on a linked-quarter basis; year-over-year, our margin declined by 15 basis points.

The following factors contributed to the linked-quarter increases in our net interest income and margin:

—

Prepayment penalty income rose $24.6 million on a linked-quarter basis, adding $44.4 million to the interest income on loans and interest-earning assets in the three months ended June 30, 2013. The increase in prepayment penalty income was driven by refinancing activity, as an increasing number of multi-family and CRE property owners opted to refinance their loans as market interest rates rose.

—

In addition, prepayment penalty income added 55 basis points to the average yield on loans, and 47 basis points to the average yield on interest-earning assets, in contrast to 26 and 22 basis points, respectively, in the three months ended March 31, 2013.

—

Reflecting the benefit of increased prepayment penalty income, the average yields on loans and interest-earning assets rose 21 and 14 basis points, respectively, from the trailing-quarter measures, to 4.86% and 4.60% in the three months ended June 30, 2013.

—

The linked-quarter increases in net interest income and margin also reflect the benefit of a $936.4 million increase in the average balance of interest-earning assets to $38.0 billion, as the average balance of loans rose $326.0 million to $31.9 billion, and the average balance of securities rose $610.4 million to $6.1 billion.

—

While the average balance of interest-bearing liabilities also rose linked-quarter, the impact was exceeded by the benefit of a decline in our average funding costs. Specifically, interest-bearing liabilities rose $498.2 million sequentially, to $35.2 billion, while the average cost of funds fell five basis points to 1.56%. Although the average cost of interest-bearing deposits rose one basis point, to 0.65% linked-quarter, the average cost of borrowed funds fell 13 basis points during this time, to 3.22%.

The following factors contributed to the year-over-year increase in our net interest income and the simultaneous decline in our net interest margin:

—

In the three months ended June 30, 2013, the interest income on interest-earning assets and loans fell $18.4 million and $18.3 million, respectively, to $436.6 million and $388.2 million, from the levels recorded in the year-earlier three months. While the average balance of interest-earning assets rose $2.1 billion year-over-year, including a $1.2 billion rise in the average loan balance, the benefit of the increase was exceeded by the impact of a 47-basis point decline in the average yield on such assets, driven by a 42-basis point decline in the average yield on loans.

—

The reductions in the interest income on interest-earning assets and loans were somewhat tempered by a year-over-year increase of $12.5 million in the level of prepayment penalty income recorded in the current three-month period. In addition, prepayment penalty income contributed 14 and 12 more basis points to the average yields on loans and interest-earning assets in the current second quarter than it did in the second quarter of 2012.

—

The year-over-year increase in net interest income was supported, and the decline in our margin tempered, by a year-over-year reduction in the average cost of funds. In connection with the repositioning of wholesale borrowings that began in late December, the average cost of borrowed funds fell 56 basis points from the year-earlier measure, contributing to a 34-basis point drop in the average cost of interest-bearing liabilities, even as the average balance of such funds rose $1.7 billion.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	June 30, 2013			March 31, 2013
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,941,012	$388,156	4.86%	$31,615,006	$366,999	4.65%
Securities and money market investments (2)(3)	6,051,650	48,418	3.19	5,441,285	45,808	3.37

Total interest-earning assets	37,992,662	436,574	4.60	37,056,291	412,807	4.46
Non-interest-earning assets	5,867,505			6,186,968

Total assets	$43,860,167			$43,243,259

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$9,299,177	$9,777	0.42%	$8,969,149	$9,175	0.41%
Savings accounts	5,045,908	5,206	0.41	4,509,093	4,021	0.36
Certificates of deposit	8,416,283	21,782	1.04	8,860,679	22,235	1.02

Total interest-bearing deposits	22,761,368	36,765	0.65	22,338,921	35,431	0.64
Borrowed funds	12,456,990	99,925	3.22	12,381,287	102,200	3.35

Total interest-bearing liabilities	35,218,358	136,690	1.56	34,720,208	137,631	1.61
Non-interest-bearing deposits	2,793,703			2,673,879
Other liabilities	240,490			218,295

Total liabilities	38,252,551			37,612,382
Stockholders’ equity	5,607,616			5,630,877

Total liabilities and stockholders’ equity	$43,860,167			$43,243,259

Net interest income/interest rate spread		$299,884	3.04%		$275,176	2.85%

Net interest margin			3.15%			2.95%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended June 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,941,012	$388,156	4.86%	$30,780,471	$406,481	5.28%
Securities and money market investments (2)(3)	6,051,650	48,418	3.19	5,112,683	48,499	3.79

Total interest-earning assets	37,992,662	436,574	4.60	35,893,154	454,980	5.07
Non-interest-earning assets	5,867,505			6,023,700

Total assets	$43,860,167			$41,916,854

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$9,299,177	$9,777	0.42%	$8,805,432	$9,357	0.43%
Savings accounts	5,045,908	5,206	0.41	4,080,984	3,565	0.35
Certificates of deposit	8,416,283	21,782	1.04	7,641,613	23,489	1.24

Total interest-bearing deposits	22,761,368	36,765	0.65	20,528,029	36,411	0.71
Borrowed funds	12,456,990	99,925	3.22	12,983,063	121,913	3.78

Total interest-bearing liabilities	35,218,358	136,690	1.56	33,511,092	158,324	1.90
Non-interest-bearing deposits	2,793,703			2,552,172
Other liabilities	240,490			288,009

Total liabilities	38,252,551			36,351,273
Stockholders’ equity	5,607,616			5,565,581

Total liabilities and stockholders’ equity	$43,860,167			$41,916,854

Net interest income/interest rate spread		$299,884	3.04%		$296,656	3.17%

Net interest margin			3.15%			3.30%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

As a result of management’s assessment of these factors, including the aforementioned declines in non-performing non-covered loans and assets, our provision for losses on non-covered loans was $5.0 million in the current second quarter, consistent with the trailing-quarter level and $10.0 million below the level recorded in the second quarter of 2012. Reflecting the $5.0 million provision and net charge-offs of $4.7 million, the allowance for losses on non-covered loans rose $302,000 over the course of the quarter, to $140.7 million at June 30, 2013.

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

In the second quarter of 2013, we recorded a provision for losses on covered loans of $4.6 million, comparable to the $4.5 million provision recorded in the trailing quarter and $13.8 million lower than the provision recorded in the second quarter of 2012. Because losses on covered loans are largely reimbursable under our FDIC loss sharing agreements, the respective loan loss provisions were partly offset by FDIC indemnification income of $3.7 million, $3.6 million, and $14.8 million, respectively, in the corresponding quarters; these amounts were recorded in non-interest income, as further discussed below.

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

In the second quarter of 2013, non-interest income totaled $53.7 million, down $21.8 million and $44.5 million, respectively, from the levels recorded in the three months ended March 31, 2013 and June 30, 2012. The reductions were primarily due to the following factors:

—

Mortgage banking income totaled $23.2 million in the current second quarter, down $2.9 million from the trailing-quarter level and $35.1 million year-over-year. The latter decline was largely due to the aforementioned drop in residential mortgage loan production, as the rise in mortgage interest rates from the lows of the past four quarters inhibited refinancing activity. Accordingly, income from originations totaled $17.1 million in the current second quarter, down $8.8 million sequentially and $35.9 million year-over-year. Servicing income accounted for $6.1 million of the mortgage banking income recorded in the current second quarter, as compared to $226,000 and $5.4 million, respectively, in the earlier periods.

—

While the year-over-year decline in non-interest income was largely due to the drop in mortgage banking income, the linked-quarter decline was largely due to a drop in securities gains. Securities gains totaled $123,000 in the current second quarter, in contrast to $16.6 million in the first quarter of this year. While securities gains were also down from the year-earlier level, the difference between the two amounts was nominal.

—

Fee income and BOLI income rose sequentially and year-over-year to $10.0 million and $7.3 million, respectively, while other income fell sequentially but rose year-over-year. Other income declined to $9.4 million from $13.2 million in the trailing quarter; the latter amount included the recovery of $3.9 million on a security that had previously been classified as other-than-temporarily impaired.

—	As noted in the discussion of the provision for covered loan losses, FDIC indemnification income rose modestly linked-quarter, but declined $11.1 million year-over-year.

The following table summarizes the components of non-interest income for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012:

Non-Interest Income Analysis

	For the Three Months Ended
	June 30,	March 31,	June 30,
(in thousands)	2013	2013	2012
Mortgage banking income	$23,216	$26,109	$58,323
Fee income	9,961	8,772	9,433
BOLI income	7,337	7,253	6,802
Net gain on sale of securities	123	16,622	141
FDIC indemnification income	3,694	3,602	14,759
Other income:
Peter B. Cannell & Co., Inc.	3,912	3,907	3,638
Third-party investment product sales	4,203	3,773	3,886
Other	1,299	5,513	1,223

Total other income	9,414	13,193	8,747

Total non-interest income	$53,745	$75,551	$98,205

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

In the second quarter of 2013, non-interest expense totaled $151.7 million, reflecting a linked-quarter reduction of $4.4 million and a year-over-year reduction of $3.8 million. Operating expenses accounted for $147.5 million of the current second quarter total, having fallen $4.2 million from the trailing-quarter level and $3.0 million from the year-earlier amount. The remainder of the decrease in non-interest expense was attributable to CDI amortization, which totaled $4.2 million in the second quarter of 2013.

The following factors contributed to the sequential and year-over-year reductions in operating expenses:

—

Compensation and benefits expense totaled $77.4 million in the current second quarter, down $6.1 million on a linked-quarter basis and up $3.8 million from the year-earlier amount. In the first quarter of 2013, we recorded retirement and severance costs of $6.0 million; no comparable expenses were recorded in the three months ended June 30, 2013 or 2012. The year-over-year rise in compensation and benefits expense was primarily attributable to normal salary increases that took effect earlier in the current year.

—

G&A expense totaled $45.9 million in the current second quarter, up $1.4 million from the trailing-quarter level and down $7.7 million from the year-earlier amount. The year-over-year decline was largely attributable to a reduction in expenses associated with the management and disposition of OREO.

—	Occupancy and equipment expense totaled $24.2 million in the current second quarter, modestly exceeding the trailing-quarter and year-earlier amounts.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In the three months ended June 30, 2013, income tax expense totaled $69.8 million, $3.4 million higher than the trailing-quarter level and $4.9 million lower than the year-earlier amount. Pre-tax income totaled $192.3 million, reflecting a $7.2 million increase from the trailing-quarter level and a $13.6 million reduction from the level recorded in the second quarter of 2012. While the effective tax rate was 36.30% in the current and year-earlier second quarters, the rate was 35.90% in the first quarter of this year.

Earnings Summary for the Six Months Ended June 30, 2013

Net Income

In the first six months of 2013, we generated earnings of $241.2 million, or $0.55 per diluted share, as compared to $249.5 million, or $0.56 per diluted share, in the first six months of 2012.

While net interest income fell $10.0 million year-over-year, and non-interest expense rose $2.2 million, the decline in earnings was largely driven by a $30.9 million reduction in non-interest income, as a rise in residential mortgage interest rates discouraged refinancing, resulting in a $44.2 million decline in income from mortgage banking activities.

The impact of these factors was largely tempered by reductions of $20.0 million and $9.3 million in the provisions for non-covered loans and covered loans, respectively. Primarily reflecting a $13.7 million decline in pre-tax income, income tax expense fell $5.5 million year-over-year.

Net Interest Income

Net interest income fell $10.0 million year-over-year, to $575.1 million, as a $42.2 million decline in interest expense to $274.3 million was exceeded by a $52.2 million decline in interest income to $849.4 million. In addition, our net interest margin declined to 3.05% in the current six-month period from 3.27% in the first six months of 2012.

The following factors contributed to the net interest income and margin we recorded in the current six-month period:

—

The average balance of interest-earning assets rose $1.8 billion year-over-year, to $37.5 billion, the result of a $1.1 billion increase in the average balance of loans to $31.8 billion and a $724.5 million increase in the average balance of securities and money market investments to $5.7 billion.

—

While prepayment penalty income rose $14.8 million year-over-year to $64.3 million, adding 40 basis points to the average yield on loans and 35 basis points to the average yield on interest-earning assets, the benefits were exceeded by the impact of the low level of market interest rates in the first five months of the year. At 4.75%, the average yield on loans was 50 basis points below the year-earlier measure and at 4.53%, the average yield on interest-earning assets was down 52 basis points.

—

The average balance of interest-bearing liabilities rose $1.4 billion year-over-year, to $35.0 billion, as the average balance of borrowed funds fell $782.0 million to $12.4 billion, tempering the impact of a $2.2 billion rise in average interest-bearing deposits to $22.6 billion.

—

The impact of the increase in the average balance of interest-bearing liabilities was largely offset by a 32-basis point reduction in the average cost of funds to 1.58%. The latter decline was driven by a 44-basis point decline in the average cost of borrowed funds to 3.28%, together with a six-basis point decline in the average cost of interest-bearing deposits to 0.65%. The substantial drop in the average cost of borrowed funds was attributable to the strategic repositioning of wholesale borrowings that began at the end of December and continued into the second quarter of 2013.

Net Interest Income Analysis (Year-Over-Year Comparison)

(dollars in thousands)

	Six Months Ended June 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,778,910	$755,155	4.75%	$30,688,000	$804,665	5.25%
Securities and money market investments(2)(3)	5,748,153	94,226	3.27	5,023,638	96,953	3.86

Total interest-earning assets	37,527,063	849,381	4.53	35,711,638	901,618	5.05
Non-interest-earning assets	6,026,354			6,121,634

Total assets	$43,553,417			$41,833,272

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 9,135,075	$ 18,952	0.42%	$ 8,803,109	$ 18,090	0.41%
Savings accounts	4,778,983	9,227	0.39	4,032,109	7,061	0.35
Certificates of deposit	8,637,253	44,017	1.03	7,531,191	47,209	1.26

Total interest-bearing deposits	22,551,311	72,196	0.65	20,366,409	72,360	0.71
Borrowed funds	12,419,348	202,125	3.28	13,201,307	244,188	3.72

Total interest-bearing liabilities	34,970,659	274,321	1.58	33,567,716	316,548	1.90
Non-interest-bearing deposits	2,734,122			2,464,853
Other liabilities	229,454			266,426

Total liabilities	37,934,235			36,298,995
Stockholders’ equity	5,619,182			5,534,277

Total liabilities and stockholders’ equity	$43,553,417			$41,833,272

Net interest income/interest rate spread		$575,060	2.95%		$585,070	3.15%

Net interest margin			3.05%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities			1.07x			1.06x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

In the first six months of 2013, we recorded a $10.0 million provision for non-covered loan losses, down $20.0 million from the provision recorded in the year-earlier six months. Reflecting the current six-month provision and year-to-date net charge-offs of $10.3 million, the allowance for losses on non-covered loans was $140.7 million at June 30, 2013, as compared to $140.9 million at December 31, 2012.

Provision for Losses on Covered Loans

The provision for losses on covered loans was $9.1 million in the current six-month period and $18.4 million in the year-earlier six months. The respective amounts were largely offset by FDIC indemnification income of $7.3 million and $14.8 million, which was recorded in non-interest income in the respective six-month periods.

For additional information about the provisions for loan losses recorded in the current and year-earlier six-month periods, please see “Allowances for Loan Losses” within the discussion of Critical Accounting Policies and “Asset Quality” within the Balance Sheet Summary.

Non-Interest Income

Non-interest income fell $30.9 million year-over-year to $129.3 million in the six months ended June 30, 2013. The reduction was primarily due to a decline in mortgage banking income, as the year-over-year rise in residential mortgage interest rates in the second quarter discouraged homeowners from refinancing.

While mortgage banking income contributed $49.3 million to total revenues in the current six-month period, the year-earlier contribution was $93.5 million. The $44.2 million decline was the net effect of a $50.0 million drop in income from originations to $43.0 million and a $5.8 million increase in income from servicing to $6.4 million. To a far lesser extent, the decline in non-interest income was attributable to the aforementioned reduction in FDIC indemnification income, together with more modest declines in fee income and BOLI income.

In the first six months of 2013, the impact of these reductions was partly offset by a $15.9 million increase in securities gains to $16.7 million, and by a $7.1 million increase in other income to $22.6 million. Included in the latter amount was the recovery of $4.3 million on securities that had been classified as other-than-temporarily impaired. The remainder of the increase in other income was primarily attributable to a year-over-year decline in net losses on the sale of OREO properties.

The following table summarizes the sources and amounts of non-interest income for the six months ended June 30, 2013 and 2012:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Mortgage banking income	$ 49,325	$ 93,488
Fee income	18,733	19,191
BOLI	14,590	16,387
Gain on sale of securities	16,745	859
FDIC indemnification income	7,296	14,759
Other income:
Peter B. Cannell & Co., Inc.	7,819	7,397
Third-party investment product sales	7,976	7,757
Other	6,812	363

Total other income	22,607	15,517

Total non-interest income	$129,296	$160,201

Non-Interest Expense

In the first six months of 2013, we recorded non-interest expense of $307.8 million, $2.2 million higher than the year-earlier amount. While operating expenses rose $3.6 million year-over-year, to $299.2 million, the impact was tempered by a $1.5 million decline in CDI amortization to $8.6 million during the same time.

The increase in operating expenses was driven by a $13.7 million rise in compensation and benefits expense to $160.9 million, which included $6.0 billion of retirement and severance charges in the first quarter of this year. The remainder of the increase in compensation and benefits expense was attributable to normal salary increases, higher payroll taxes, and the granting of incentive stock awards.

While occupancy and equipment expense rose $2.6 million year-over-year, to $47.8 million, the impact was far exceeded by a $12.7 million reduction in G&A expense to $90.5 million. The latter decline was largely due to a reduction in expenses associated with the management and disposition of foreclosed properties. In addition, FDIC deposit insurance premiums fell $662,000 year-over-year, to $28.8 million, in the six months ended June 30, 2013.

Income Tax Expense

Income tax expense fell $5.5 million year-over-year, to $136.3 million, in the first six months of 2013. The reduction was the result of a $13.7 million decline in pre-tax income to $377.5 million and a reduction in the effective tax rate to 36.10% from 36.23%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended June 30, 2013, the Company allocated $118,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: April 1, 2013 through April 30, 2013	8,663	$13.60	8,663	171,409
Month #2: May 1, 2013 through May 31, 2013	--	--	--	171,409
Month #3: June 1, 2013 through June 30, 2013	--	--	--	171,409
Total	8,663	$13.60	8,663

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 171,409 shares were still available for repurchase at June 30, 2013. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2012 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2013	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 9, 2013	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer