Form 10-Q/A
period 2013-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2013-08-12
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

New York Community Bancorp, Inc. is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2013, solely to correct a typographical error in introductory language immediately preceding the accretable yield table that appears on page 19 of that Form 10-Q in “Part 1 — Item 1 — Financial Statements — Notes to the Unaudited Consolidated Financial Statements — Note 5. Loans — Covered Loans.” The introductory language, which previously referred to a three-month period, has been revised to refer to a six-month period as follows: “Changes in the accretable yield for covered loans for the six months ended June 30, 2013 were as follows.” In addition, the Company’s Exhibit 101 to the original 10-Q Filing which contained the XBRL (eXtensible Business Reporting Language) Interactive Data File contained the typographical error and has been filed herewith as corrected.

No other changes have been made to the original Form 10-Q.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, continues to speak as of the date of the Form 10-Q, and does not modify or update disclosures in the original Form 10-Q except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

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

Changes in the accretable yield for covered loans for the six months ended June 30, 2013 were as follows:

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

PART II—OTHER INFORMATION

ITEM 6. Exhibits

(1) Exhibits—See Index to Exhibits below.

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 12, 2013	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 12, 2013	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Joseph R. Ficalora, President and Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Thomas R. Cangemi, Senior Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32	Certifications of Joseph R. Ficalora, President and Chief Executive Officer, and Thomas R. Cangemi, Senior Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.