Form 10-Q
period 2013-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2013-11-08
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Yes        No  X

440,868,525
Number of shares of common stock outstanding at November 1, 2013

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2013

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2013 (unaudited)	December 31, 2012
Assets:
Cash and cash equivalents	$1,253,562	$2,427,258
Securities:
Available for sale ($81,840 and $196,300 pledged, respectively)	305,703	429,266
Held to maturity ($5,055,199 and $4,084,380 pledged, respectively) (fair value of $6,627,256 and $4,705,960, respectively)	6,777,715	4,484,262

Total securities	7,083,418	4,913,528

Non-covered loans held for sale	281,289	1,204,370
Non-covered loans held for investment, net of deferred loan fees and costs	29,173,396	27,284,464
Less: Allowance for losses on non-covered loans	(141,314)	(140,948)

Non-covered loans held for investment, net	29,032,082	27,143,516
Covered loans	2,898,803	3,284,061
Less: Allowance for losses on covered loans	(69,897)	(51,311)

Covered loans, net	2,828,906	3,232,750

Total loans, net	32,142,277	31,580,636
Federal Home Loan Bank stock, at cost	552,830	469,145
Premises and equipment, net	264,470	264,149
FDIC loss share receivable	516,008	566,479
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	19,305	32,024
Mortgage servicing rights	228,105	144,713
Bank-owned life insurance	887,022	867,250
Other real estate owned (includes $34,565 and $45,115, respectively, covered by loss sharing agreements)	107,056	74,415
Other assets	273,949	369,372

Total assets	$45,764,133	$44,145,100

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$9,949,689	$8,783,795
Savings accounts	5,838,552	4,213,972
Certificates of deposit	7,140,653	9,120,914
Non-interest-bearing accounts	2,380,456	2,758,840

Total deposits	25,309,350	24,877,521
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	10,678,070	8,842,974
Repurchase agreements	3,425,000	4,125,000
Fed funds purchased	100,000	100,000

Total wholesale borrowings	14,203,070	13,067,974
Other borrowings	362,372	362,217

Total borrowed funds	14,565,442	13,430,191
Other liabilities	192,296	181,124

Total liabilities	40,067,088	38,488,836

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 440,873,285 and 439,133,951 shares issued, and 440,868,895 and 439,050,966 shares outstanding, respectively)	4,409	4,391
Paid-in capital in excess of par	5,339,501	5,327,111
Retained earnings	412,742	387,534
Treasury stock, at cost (4,390 and 82,985 shares, respectively)	(65)	(1,067)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax	2,762	12,614
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax	(5,968)	(13,525)
Net unrealized loss on pension and post-retirement obligations, net of tax	(56,336)	(60,794)

Total accumulated other comprehensive loss, net of tax	(59,542)	(61,705)

Total stockholders’ equity	5,697,045	5,656,264

Total liabilities and stockholders’ equity	$45,764,133	$44,145,100

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income:
Mortgage and other loans	$370,341	$394,935	$1,125,496	$1,199,600
Securities and money market investments	57,334	47,776	151,560	144,729

Total interest income	427,675	442,711	1,277,056	1,344,329

Interest Expense:
NOW and money market accounts	8,613	9,106	27,565	27,196
Savings accounts	6,285	3,288	15,512	10,349
Certificates of deposit	20,206	23,516	64,223	70,725
Borrowed funds	98,340	121,851	300,465	366,039

Total interest expense	133,444	157,761	407,765	474,309

Net interest income	294,231	284,950	869,291	870,020
Provision for losses on non-covered loans	5,000	10,000	15,000	40,000
Provision for losses on covered loans	9,467	2,820	18,587	21,268

Net interest income after provisions for loan losses	279,764	272,130	835,704	808,752

Non-Interest Income:
Mortgage banking income	16,205	52,581	65,530	146,069
Fee income	9,799	9,427	28,532	28,618
Bank-owned life insurance	7,916	6,781	22,506	23,168
Gain on sales of securities	1,019	510	17,764	1,369
FDIC indemnification income	7,573	2,256	14,869	17,015
Other	8,212	10,102	30,819	25,619

Total non-interest income	50,724	81,657	180,020	241,858

Non-Interest Expense:
Operating expenses:
Compensation and benefits	77,083	74,416	237,989	221,624
Occupancy and equipment	24,342	22,956	72,101	68,089
General and administrative	44,785	51,094	135,279	154,280

Total operating expenses	146,210	148,466	445,369	443,993
Amortization of core deposit intangibles	4,117	4,855	12,719	14,934

Total non-interest expense	150,327	153,321	458,088	458,927

Income before income taxes	180,161	200,466	557,636	591,683
Income tax expense	65,961	71,668	202,244	213,420

Net income	$114,200	$128,798	$355,392	$378,263

Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $1,770; $3,498; $4,152; and $6,971, respectively	(2,625)	5,198	(6,143)	10,383
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $10; $17; $4,795; and $48, respectively	16	26	7,557	75
Change in pension and post-retirement obligations, net of tax of $1,008; $1,042; $3,024; and $3,128, respectively	1,486	1,537	4,458	4,611
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $405; $204; $2,503; and $536, respectively	(614)	(306)	(3,709)	(833)

Total other comprehensive (loss) income, net of tax	(1,737)	6,455	2,163	14,236

Total comprehensive income, net of tax	$112,463	$135,253	$357,555	$392,499

Basic earnings per share	$0.26	$0.29	$0.80	$0.86

Diluted earnings per share	$0.26	$0.29	$0.80	$0.86

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2013
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,391
Shares issued for restricted stock awards (1,729,950 shares)	18
Shares issued for exercise of stock options (9,384 shares)	--

Balance at end of period	4,409

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,327,111
Shares issued for restricted stock awards, net of forfeitures	(5,093)
Compensation expense related to restricted stock awards	16,626
Stock options exercised	60
Tax effect of stock plans	797

Balance at end of period	5,339,501

Retained Earnings:
Balance at beginning of year	387,534
Net income	355,392
Dividends paid on common stock ($0.75 per share)	(330,172)
Exercise of stock options	(12)

Balance at end of period	412,742

Treasury Stock:
Balance at beginning of year	(1,067)
Purchase of common stock (324,110 shares)	(4,352)
Exercise of stock options (20,234 shares)	279
Shares issued for restricted stock awards (382,471 shares)	5,075

Balance at end of period	(65)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(61,705)
Other comprehensive income, net of tax	2,163

Balance at end of period	(59,542)

Total stockholders’ equity	$5,697,045

See accompanying notes to the unaudited consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$355,392	$378,263
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	33,587	61,268
Depreciation and amortization	21,057	18,699
Amortization of discounts and premiums, net	(2,098)	(2,263)
Amortization of core deposit intangibles	12,719	14,934
Gain on sales of securities	(17,764)	(1,369)
Net gain on sale of loans	(48,809)	(159,511)
Stock plan-related compensation	16,626	15,514
Deferred tax expense	32,430	28,344
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(20,473)	93,341
Increase in other liabilities	15,630	112,006
Origination of loans held for sale	(5,510,041)	(7,971,638)
Proceeds from sale of loans originated for sale	6,440,377	7,950,220

Net cash provided by operating activities	1,328,633	537,808

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	617,351	1,838,793
Proceeds from repayment of securities available for sale	54,709	457,808
Proceeds from sale of securities held to maturity	191,142	--
Proceeds from sale of securities available for sale	593,551	561,369
Purchase of securities held to maturity	(3,075,597)	(2,785,758)
Purchase of securities available for sale	(535,347)	(656,115)
Net (purchase) redemption of Federal Home Loan Bank stock	(83,685)	16,599
Net increase in loans	(1,476,755)	(969,820)
Purchase of premises and equipment, net	(21,378)	(21,344)

Net cash used in investing activities	(3,736,009)	(1,558,468)

Cash Flows from Financing Activities:
Net increase in deposits	431,829	2,247,493
Net increase (decrease) in short-term borrowed funds	1,925,000	(262,000)
Net decrease in long-term borrowed funds	(789,749)	(97,028)
Tax effect of stock plans	797	340
Cash dividends paid on common stock	(330,172)	(328,879)
Treasury stock purchases	(4,352)	(2,713)
Net cash received from stock option exercises	327	--

Net cash provided by financing activities	1,233,680	1,557,213

Net (decrease) increase in cash and cash equivalents	(1,173,696)	536,553
Cash and cash equivalents at beginning of period	2,427,258	2,001,737

Cash and cash equivalents at end of period	$1,253,562	$2,538,290

Supplemental information:
Cash paid for interest	$415,399	$469,664
Cash paid for income taxes	118,322	196,761
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	96,729	77,080

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

Reflecting this strategy of growth through acquisitions, the Community Bank currently operates 236 branches, four of which operate directly under the Community Bank name. The remaining 232 Community Bank branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2013	2012	2013	2012
Net income	$114,200	$128,798	$355,392	$378,263
Less: Dividends paid on and earnings allocated to participating securities	(723)	(1,213)	(2,248)	(3,552)

Earnings applicable to common stock	$113,477	$127,585	$353,144	$374,711

Weighted average common shares outstanding	439,435,579	437,787,688	439,199,487	437,692,411

Basic earnings per common share	$0.26	$0.29	$0.80	$0.86

Earnings applicable to common stock	$113,477	$127,585	$353,144	$374,711

Weighted average common shares outstanding	439,435,579	437,787,688	439,199,487	437,692,411
Potential dilutive common shares(1)	--	5,664	3,971	5,026

Total shares for diluted earnings per share computation	439,435,579	437,793,352	439,203,458	437,697,437

Diluted earnings per common share and common share equivalents	$0.26	$0.29	$0.80	$0.86

(1)	Options to purchase 62,040 shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2013, at a weighted average exercise price of $17.95, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 2,579,585 shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2012, at a weighted average exercise price of $16.86, were excluded from the respective computations of diluted EPS because their inclusion also would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Nine Months Ended September 30, 2013
Details about Accumulated Other Comprehensive Loss (“AOCL”)	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$6,212	Gain on sales of securities
	(2,503)	Tax expense

	$3,709	Net gain on sales of securities, net of tax

Amortization of defined benefit pension items:
Prior-service costs	$187	(2)
Actuarial losses	(7,547)	(2)

	(7,360)	Total before tax
	2,975	Tax benefit

	$(4,385)	Amortization of defined benefit pension items, net of tax

Total reclassifications for the period	$(676)

(1)	Amounts in parentheses indicate expense items.
(2)	These components of AOCL are included in the computation of net periodic (credit) expense. (Please see Note 9, Pension and Other Post-Retirement Benefits, for additional information).

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2013:

	September 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$25,345	$1,378	$3	$26,720
GSE CMOs (2)	62,122	772	691	62,203
Private label CMOs	12,317	--	62	12,255

Total mortgage-related securities	$99,784	$2,150	$756	$101,178

Other Securities:
Municipal bonds	$1,079	$86	$--	$1,165
Capital trust notes	32,275	5,530	2,003	35,802
Preferred stock	118,206	1,364	4,339	115,231
Common stock	49,744	3,332	749	52,327

Total other securities	$201,304	$10,312	$7,091	$204,525

Total securities available for sale (3)	$301,088	$12,462	$7,847	$305,703

(1)	Government-sponsored enterprise
(2)	Collateralized mortgage obligations
(3)	At September 30, 2013, the non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

As of September 30, 2013, the fair value of marketable equity securities included corporate preferred stock of $115.2 million and common stock of $52.3 million, with the latter primarily consisting of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2012:

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$85,488	$7,197	$6	$92,679
GSE CMOs	62,236	4,924	--	67,160
Private label CMOs	17,276	140	--	17,416

Total mortgage-related securities	$165,000	$12,261	$6	$177,255

Other Securities:
Municipal bonds	$46,288	$128	$120	$46,296
Capital trust notes	35,231	7,363	4,159	38,435
Preferred stock	118,205	6,843	30	125,018
Common stock	43,984	1,191	2,913	42,262

Total other securities	$243,708	$15,525	$7,222	$252,011

Total securities available for sale (1)	$408,708	$27,786	$7,228	$429,266

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2013 and December 31, 2012:

	September 30, 2013
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,221,859	$2,221,859	$37,756	$48,066	$2,211,549
GSE CMOs	1,718,497	1,718,497	38,437	12,890	1,744,044
Other mortgage-related securities	3,016	3,016	--	--	3,016

Total mortgage-related securities	$3,943,372	$3,943,372	$76,193	$60,956	$3,958,609

Other Securities:
GSE debentures	$2,624,773	$2,624,773	$7,681	$170,695	$2,461,759
Corporate bonds	72,799	72,799	10,898	--	83,697
Municipal bonds	61,123	61,123	29	3,710	57,442
Capital trust notes	84,865	75,648	1,288	11,187	65,749

Total other securities	$2,843,560	$2,834,343	$19,896	$185,592	$2,668,647

Total securities held to maturity (1)	$6,786,932	$6,777,715	$96,089	$246,548	$6,627,256

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At September 30, 2013, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

	December 31, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,253,769	$1,253,769	$87,860	$5	$1,341,624
GSE CMOs	1,898,228	1,898,228	104,764	--	2,002,992
Other mortgage-related securities	3,220	3,220	--	--	3,220

Total mortgage-related securities	$3,155,217	$3,155,217	$192,624	$5	$3,347,836

Other Securities:
GSE debentures	$1,129,618	$1,129,618	$15,739	$--	$1,145,357
Corporate bonds	72,501	72,501	12,504	--	85,005
Municipal bonds	16,982	16,982	245	--	17,227
Capital trust notes	131,513	109,944	14,588	13,997	110,535

Total other securities	$1,350,614	$1,329,045	$43,076	$13,997	$1,358,124

Total securities held to maturity (1)	$4,505,831	$4,484,262	$235,700	$14,002	$4,705,960

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $21.6 million (before taxes).

The Company had $552.8 million and $469.1 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at September 30, 2013 and December 31, 2012, respectively. The Company is required to maintain this investment in order to have access to the funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Gross proceeds	$593,551	$561,369
Gross realized gains	6,212	1,369
Gross realized losses	--	--

In addition, during the nine months ended September 30, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and gross realized gains of $11.6 million. These sales occurred because the Company had collected a substantial portion (at least 85%) of the initial principal balance.

The $101.6 million market value of the capital trust note portfolio at September 30, 2013 included three pooled trust preferred securities. The following table details the pooled trust preferred securities that had at least one credit rating below investment grade as of September 30, 2013:

	INCAPS Funding I	Alesco Preferred Funding VII Ltd.	Preferred Term Securities II
(dollars in thousands)	Class B-2 Notes	Class C-1 Notes	Mezzanine Notes
Book value	$14,964	$553	$407
Fair value	19,977	1,005	953
Unrealized gain	5,013	452	546
Lowest credit rating assigned to security	CCC	C	C
Number of banks/insurance companies currently performing	19	54	10
Actual deferrals and defaults as a percentage of original collateral	9%	12%	26%
Expected deferrals and defaults as a percentage of remaining performing collateral	22	25	46
Expected recoveries as a percentage of remaining performing collateral	--	--	--
Excess subordination as a percentage of remaining performing collateral	15	--	--

As of September 30, 2013, after taking into account the Company’s best estimates of future deferrals, defaults, and recoveries, two of its pooled trust preferred securities had no excess subordination in the classes it owns and one had excess subordination of 15%. Excess subordination is calculated after taking into account the projected deferrals, defaults, and recoveries noted in the table above, and indicates whether there is sufficient additional collateral to cover the outstanding principal balance of the class owned.

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

(in thousands)	For the Nine Months Ended September 30, 2013
Beginning credit loss amount as of December 31, 2012	$219,978
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	4,256

Ending credit loss amount as of September 30, 2013	$215,722

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at September 30, 2013, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At September 30, 2013
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	--	--	60,441	4.17	1,384	2.96	--	--	68,735
Due from five to ten years	2,705,808	3.22	2,048,292	2.63	--	--	46,913	3.15	4,666,410
Due after ten years	1,237,564	3.55	516,040	2.87	59,739	2.85	101,535	5.80	1,892,111

Total debt securities held to maturity	$3,943,372	3.32%	$2,624,773	2.72%	$61,123	2.85%	$148,448	4.97%	$6,627,256

Available-for-Sale Securities: (3)
Due within one year	$31	2.26%	$--	--%	$125	5.90%	$--	--%	$157
Due from one to five years	6,863	6.90	--	--	534	6.36	--	--	7,860
Due from five to ten years	19,113	3.64	--	--	420	6.59	--	--	20,529
Due after ten years	73,777	3.83	--	--	--	--	32,275	4.23	109,598

Total debt securities available for sale	$99,784	4.01%	$--	--%	$1,079	6.39%	$32,275	4.23%	$138,144

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $15.5 million and $407,000 of pooled trust preferred securities available for sale and held to maturity, respectively, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

At September 30, 2013, the Company had commitments to purchase $51.0 million of securities, all of which were GSE obligations.

The following tables present held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2013:

At September 30, 2013 (in thousands)	Less than Twelve Months		Twelve Months or Longer			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$2,344,708	$170,695	$ --	$ --		$2,344,708	$170,695
GSE Certificates	1,087,114	48,066	--	--		1,087,114	48,066
GSE CMOs	500,367	12,890	--	--		500,367	12,890
Municipal notes/bonds	56,029	3,710	--	--		56,029	3,710
Capital trust notes	24,581	419	35,393	10,768		59,974	11,187

Total temporarily impaired held-to-maturity debt securities	$4,012,799	$235,780	$35,393	$10,768		$4,048,192	$246,548

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$ --	$ --	$ 167	$ 3		$ 167	$ 3
Private label CMOs	12,255	62	--	--		12,255	62
GSE CMOs	45,883	691				45,883	691
Capital trust notes	1,966	33	5,446	1,970		7,412	2,003

Total temporarily impaired available-for-sale debt securities	$ 60,104	$ 786	$ 5,613	$ 1,973		$ 65,717	$ 2,759
Equity securities	75,517	4,458	1,046	630	(1)	76,563	5,088

Total temporarily impaired available-for-sale securities	$ 135,621	$ 5,244	$ 6,659	$ 2,603		$ 142,280	$ 7,847

(1)	The twelve months or longer unrealized losses on equity securities of $630,000 at September 30, 2013 relate to an investment in a financial institution. The principal balance of the investment was $1.7 million at that date.

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2013, the Company did not intend to sell the securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of September 30, 2013.

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

The unrealized losses on the Company’s GSE mortgage-related securities and GSE debentures at September 30, 2013 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount or premium relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2013. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and further illiquidity in the financial markets.

At September 30, 2013, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at the end of September 2013 were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2013. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management. This would cause the Company to potentially record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2013 consisted of six capital trust notes, two mortgage-backed securities, and one equity security. At December 31, 2012, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven capital trust notes, three equity securities, and one mortgage-backed security. At September 30, 2013 and December 31, 2012, the combined market value of the respective securities represented unrealized losses of $13.4 million and $21.1 million. At September 30, 2013, the fair value of securities having a continuous loss position for twelve months or more was 24.2% below the collective amortized cost of $55.4 million. At December 31, 2012, the fair value of such securities was 24.5% below the collective amortized cost of $86.1 million.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$20,183,746	69.22%	$18,595,833	68.18%
Commercial real estate	7,244,862	24.85	7,436,598	27.27
One-to-four family	490,829	1.68	203,435	0.75
Acquisition, development, and construction	403,160	1.38	397,917	1.46

Total mortgage loans held for investment	28,322,597	97.13	26,633,783	97.66

Other Loans:
Commercial and industrial(1)	792,029	2.72	590,044	2.16
Other	43,246	0.15	49,880	0.18

Total other loans held for investment	835,275	2.87	639,924	2.34

Total non-covered loans held for investment	$29,157,872	100.00%	$27,273,707	100.00%

Net deferred loan origination costs	15,524		10,757
Allowance for losses on non-covered loans	(141,314)		(140,948)

Non-covered loans held for investment, net	$29,032,082		$27,143,516
Covered loans	2,898,803		3,284,061
Allowance for losses on covered loans	(69,897)		(51,311)

Total covered loans, net	$2,828,906		$3,232,750
Loans held for sale	281,289		1,204,370

Total loans, net	$32,142,277		$31,580,636

(1)	The balance at September 30, 2013 includes $46.2 million of lease financing, net of unearned income.

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

The Company also originates acquisition, development, and construction (“ADC”) loans, one-to-four family loans, and commercial and industrial (“C&I”) loans for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while secured and unsecured in-market C&I loans are made to small and mid-size businesses in New York City, on Long Island, in New Jersey, and, to a lesser extent, in Arizona. In-market C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment. In June 2013, the Company began the funding of asset-based, equipment lease financing, and dealer floor plan loans to nationally recognized borrowers throughout the U.S. All of these C&I loans are senior debt-secured.

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

To minimize the risk involved in specialty finance C&I lending, the Company participates in broadly syndicated asset-based loans, equipment loan and lease financing, and dealer floor plan loans that are presented by an approved list of select, nationally recognized sources with whom it has established long-term funding relationships. The loans, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. To further minimize the risk involved in specialty finance lending, the Company re-underwrites each transaction; in addition, it retains outside counsel to conduct a further review of the underlying documentation.

The ability of the Company’s borrowers to repay their loans, and the value of the collateral securing such loans, could be adversely impacted by economic weakness in its local markets as a result of higher unemployment, declining real estate values, or increased residential and office vacancies. This not only could result in the Company experiencing an increase in charge-offs and/or non-performing assets, but also could necessitate an increase in the provision for losses on non-covered loans. These events, if they were to occur, would have an adverse impact on the Company’s results of operations and its capital.

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

Loans Held for Sale

The Community Bank’s mortgage banking operation is one of the largest aggregators of one-to-four family loans for sale in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold, servicing retained, to GSEs. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Although the volume of jumbo loan originations has been insignificant to date, and the Company does not expect the origination of such loans to represent a material portion of the held-for-sale loans it produces, it decided to originate jumbo loans to complement its position in the residential loan origination marketplace. The Company also services mortgage loans for various third parties, primarily including those it sells to GSEs. The unpaid principal balance of serviced loans was $21.4 billion at September 30, 2013 and $17.6 billion at December 31, 2012.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at September 30, 2013:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$3,141	$69,016	$--	$72,157	$20,111,589	$20,183,746
Commercial real estate	4,409	34,475	--	38,884	7,205,978	7,244,862
One-to-four family	1,730	10,663	--	12,393	478,436	490,829
Acquisition, development, and construction	--	3,629	--	3,629	399,531	403,160
Commercial and industrial	--	5,197	--	5,197	786,832	792,029
Other	605	1,384	--	1,989	41,257	43,246

Total	$9,885	$124,364	$--	$134,249	$29,023,623	$29,157,872

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2012:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$19,945	$163,460	$--	$183,405	$18,412,428	$18,595,833
Commercial real estate	1,679	56,863	--	58,542	7,378,056	7,436,598
One-to-four family	2,645	10,945	--	13,590	189,845	203,435
Acquisition, development, and construction	1,178	12,091	--	13,269	384,648	397,917
Commercial and industrial	262	17,372	--	17,634	572,410	590,044
Other	1,876	599	--	2,475	47,405	49,880

Total	$27,585	$261,330	$--	$288,915	$26,984,792	$27,273,707

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at September 30, 2013:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial	Other	Total Other Loans
Credit Quality Indicator:
Pass	$20,001,264	$7,168,850	$484,618	$396,764	$28,051,496	$773,544	$41,863	$815,407
Special mention	83,086	31,384	268	2,448	117,186	11,888	--	11,888
Substandard	94,964	44,128	5,943	3,948	148,983	6,428	1,383	7,811
Doubtful	4,432	500	--	--	4,932	169	--	169

Total	$20,183,746	$7,244,862	$490,829	$403,160	$28,322,597	$792,029	$43,246	$835,275

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at December 31, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial	Other	Total Other Loans
Credit Quality Indicator:
Pass	$18,285,333	$7,337,315	$195,232	$383,557	$26,201,437	$561,541	$49,281	$610,822
Special mention	55,280	26,523	294	--	82,097	10,211	--	10,211
Substandard	253,794	72,260	7,909	11,277	345,240	18,292	599	18,891
Doubtful	1,426	500	--	3,083	5,009	--	--	--

Total	$18,595,833	$7,436,598	$203,435	$397,917	$26,633,783	$590,044	$49,880	$639,924

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $74.7 million; loans on which forbearance agreements were reached amounted to $7.5 million.

The following table presents information regarding the Company’s TDRs as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$10,558	$50,778	$61,336	$ 66,092	$114,556	$180,648
Commercial real estate	2,216	16,349	18,565	37,457	39,127	76,584
Acquisition, development, and construction	--	1,058	1,058	--	510	510
Commercial and industrial	1,248	--	1,248	1,463	--	1,463
One-to-four family	--	--	--	--	1,101	1,101

Total	$14,022	$68,185	$82,207	$105,012	$155,294	$260,306

The $55.5 million decline in accruing multi-family loans noted in the preceding table was due to a $49.6 million loan that was transferred to non-accrual in the second quarter of 2013. The $35.2 million decline in accruing CRE loans noted in the preceding table was due to the pay-off of a single CRE loan in the first quarter of 2013.

The $63.8 million decline in non-accrual multi-family loans primarily reflects two loan relationships totaling $50.6 million that were repaid during the second and third quarters of 2013, and a $41.6 million transfer to other real estate owned during the first quarter of 2013. These decreases were partially offset by the aforementioned $49.6 million loan that was transferred from accruing TDR to non-accrual TDR. The $22.8 million decline in non-accrual CRE loans was primarily due to the pay-off of a $22.0 million loan relationship during the second quarter of 2013.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

In the nine months ended September 30, 2013, the Company classified two CRE loans and one ADC loan totaling $2.8 million as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations.

During the nine months ended September 30, 2013, there were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of September 30, 2013:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,631,042	90.8%
All other loans	267,761	9.2

Total covered loans	$2,898,803	100.0%

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

At September 30, 2013 and December 31, 2012, the unpaid principal balances of covered loans were $3.5 billion and $3.9 billion, respectively. The carrying values of such loans were $2.9 billion and $3.3 billion, respectively, at the corresponding dates.

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

Changes in the accretable yield for covered loans for the nine months ended September 30, 2013 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,201,172
Reclassification to non-accretable difference	(166,560)
Accretion	(118,522)

Balance at end of period	$ 916,090

In the preceding table, the line item “reclassification to non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable loans, and changes in loss assumptions. As of the Company’s most recent periodic evaluation, prepayment assumptions increased and, accordingly, future expected interest cash flows decreased. In addition, coupon rates on variable rate loans reset lower which also resulted in a decrease in future expected interest cash flows. These two decreases caused a reduction in the accretable yield. Partially offsetting the effect of these decreases was an improvement in underlying credit assumptions. As the underlying credit assumptions improved, the projected loss assumptions on defaulting loans decreased, which, in turn, resulted in an increase in accretable yield.

In connection with the AmTrust and Desert Hills transactions, the Company has acquired other real estate owned (“OREO”), all of which is covered under FDIC loss sharing agreements. Covered OREO is initially recorded at its estimated fair value on the acquisition date, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value are charged to non-interest expense, and partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs are credited to non-interest expense and partially offset by the portion of the recovery that is due to the FDIC.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Covered Loans 90 Days or More Past Due:
One-to-four family	$227,758	$297,265
Other loans	10,817	15,308

Total covered loans 90 days or more past due	$238,575	$312,573

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Covered Loans 30-89 Days Past Due:
One-to-four family	$48,039	$75,129
Other loans	4,432	6,057

Total covered loans 30-89 days past due	$52,471	$81,186

At September 30, 2013, the Company had $52.5 million of covered loans that were 30 to 89 days past due, and covered loans of $238.6 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.6 billion at September 30, 2013 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded provisions for losses on covered loans of $9.5 million and $18.6 million, respectively, in the three and nine months ended September 30, 2013. These provisions were largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and were largely offset by FDIC indemnification income of $7.6 million and $14.9 million, respectively, recorded in non-interest income for the three and nine months ended September 30, 2013.

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on covered and non-covered loans by segment (i.e., mortgage and other), based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at September 30, 2013:
Loans individually evaluated for impairment	$828	$--	$828
Loans collectively evaluated for impairment	124,821	15,665	140,486
Acquired loans with deteriorated credit quality	59,926	9,971	69,897

Total	$185,575	$25,636	$211,211

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2012:
Loans individually evaluated for impairment	$1,486	$1,199	$2,685
Loans collectively evaluated for impairment	126,448	11,815	138,263
Acquired loans with deteriorated credit quality	32,593	18,718	51,311

Total	$160,527	$31,732	$192,259

The following tables provide additional information, by segment, regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2013:
Loans individually evaluated for impairment	$133,469	$6,391	$139,860
Loans collectively evaluated for impairment	28,189,128	828,884	29,018,012
Acquired loans with deteriorated credit quality	2,631,042	267,761	2,898,803

Total	$30,953,639	$1,103,036	$32,056,675

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2012:
Loans individually evaluated for impairment	$309,694	$17,702	$327,396
Loans collectively evaluated for impairment	26,324,088	622,223	26,946,311
Acquired loans with deteriorated credit quality	2,976,067	307,994	3,284,061

Total	$29,609,849	$947,919	$30,557,768

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans, by segment, for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013			2012
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$127,934	$13,014	$140,948	$121,995	$15,295	$137,290
Charge-offs	(12,716)	(7,039)	(19,755)	(35,542)	(6,217)	(41,759)
Recoveries	3,580	1,541	5,121	735	2,749	3,484
Provision for losses on non-covered loans	6,851	8,149	15,000	38,506	1,494	40,000

Balance, end of period	$125,649	$15,665	$141,314	$125,694	$13,321	$139,015

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information regarding the Company’s impaired non-covered loans at September 30, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$85,843	$96,852	$--	$130,020	$1,991
Commercial real estate	42,126	46,770	--	47,882	1,604
One-to-four family	--	--	--	367	--
Acquisition, development, and construction	2,451	2,451	--	4,815	89
Commercial and industrial	6,391	22,702	--	6,855	366

Total impaired loans with no related allowance	$136,811	$168,775	$--	$189,939	$4,050

Impaired loans with an allowance recorded:
Multi-family	$3,049	$3,049	$828	$3,256	$--
Commercial real estate	--	--	--	1,200	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$3,049	$3,049	$828	$4,456	$--

Total impaired loans:
Multi-family	$88,892	$99,901	$828	$133,276	$1,991
Commercial real estate	42,126	46,770	--	49,082	1,604
One-to-four family	--	--	--	367	--
Acquisition, development, and construction	2,451	2,451	--	4,815	89
Commercial and industrial	6,391	22,702	--	6,855	366

Total impaired loans	$139,860	$171,824	$828	$194,395	$4,050

The following table presents additional information regarding the Company’s impaired non-covered loans at December 31, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$193,500	$211,329	$--	$189,510	$4,929
Commercial real estate	80,453	81,134	--	72,271	1,705
One-to-four family	1,101	1,147	--	1,114	--
Acquisition, development, and construction	10,203	14,297	--	20,954	790
Commercial and industrial	10,564	14,679	--	10,021	380

Total impaired loans with no related allowance	$295,821	$322,586	$--	$293,870	$7,804

Impaired loans with an allowance recorded:
Multi-family	$20,307	$21,620	$1,055	$27,894	$802
Commercial real estate	2,914	2,940	402	3,693	98
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	1,216	1,494	29	1,877	--
Commercial and industrial	7,138	10,252	1,199	1,785	1,405

Total impaired loans with an allowance recorded	$31,575	$36,306	$2,685	$35,249	$2,305

Total impaired loans:
Multi-family	$213,807	$232,949	$1,055	$217,404	$5,731
Commercial real estate	83,367	84,074	402	75,964	1,803
One-to-four family	1,101	1,147	--	1,114	--
Acquisition, development, and construction	11,419	15,791	29	22,831	790
Commercial and industrial	17,702	24,931	1,199	11,806	1,785

Total impaired loans	$327,396	$358,892	$2,685	$329,119	$10,109

Allowance for Losses on Covered Loans

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for losses on covered loans to the extent that the expected cash flows from a loan pool have decreased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses, as compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses is established. A related credit to non-interest income and an increase in the FDIC loss share receivable is recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

The following table summarizes activity in the allowance for losses on covered loans for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Balance, beginning of period	$51,311	$51,771
Provision for covered loan losses	18,586	2,820

Balance, end of period	$69,897	$54,591

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Wholesale borrowings:
FHLB advances	$10,678,070	$8,842,974
Repurchase agreements	3,425,000	4,125,000
Fed funds purchased	100,000	100,000

Total wholesale borrowings	$14,203,070	$13,067,974

Other borrowings:
Junior subordinated debentures	358,072	357,917
Preferred stock of subsidiaries	4,300	4,300

Total other borrowings	362,372	362,217

Total borrowed funds	$14,565,442	$13,430,191

At September 30, 2013 and December 31, 2012, the Company had $358.1 million and $357.9 million, respectively, of junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by wholly-owned statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at September 30, 2013:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,146	$137,795	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.854	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011(2)
PennFed Capital Trust III	3.504	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.898	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,072	$345,295

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

On December 31, 2012, the Company redeemed the following junior subordinated debentures totaling $69.2 million: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, LIF Statutory Trust I, and PennFed Capital Trust II. As a result, a $2.3 million loss on debt redemption was recorded in non-interest income in the fourth quarter of 2012.

Note 8. Mortgage Servicing Rights

The Company had mortgage servicing rights (“MSRs”) of $228.1 million and $144.7 million, respectively, at September 30, 2013 and December 31, 2012. The September 30th balance consisted entirely of residential MSRs, whereas the December 31st balance consisted of both residential MSRs and securitized MSRs, for which the economic risk was separately managed.

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

Securitized MSRs were carried at the lower of the initial carrying value, adjusted for amortization or fair value, and were amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs were periodically evaluated for impairment, based on the difference between their carrying amount and their current fair value.

The following tables set forth the changes in the balances of residential and securitized MSRs for the periods indicated below:

	For the Three Months Ended
	September 30, 2013		September 30, 2012
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$214,959	$ 97	$136,176	$386
Additions	18,725	--	28,178	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	6,589	--	(23,720)	--
Due to other changes(1)	(12,168)	--	(18,394)	--
Amortization	--	(97)	--	(96)

Carrying value, end of period	$228,105	$ --	$122,240	$290

(1)	Includes net servicing cash flows, including loan payoffs, and the passage of time.

	For the Nine Months Ended
	September 30, 2013		September 30, 2012
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$144,520	$193	$116,416	$596
Additions	73,398	--	85,977	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	54,437	--	(31,255)	--
Due to other changes(1)	(44,250)	--	(48,898)	--
Amortization	--	(193)	--	(306)

Carrying value, end of period	$228,105	$ --	$122,240	$290

(1)	Includes net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	September 30, 2013	December 31, 2012
Expected Weighted Average Life	90 months	64 months
Constant Prepayment Speed	9.1%	15.4%
Discount Rate	10.5	10.5
Primary Mortgage Rate to Refinance	4.3	3.6
Cost to Service (per loan per year):
Current	$ 53	$ 53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
120 days or more delinquent	553	553

As indicated in the preceding table, there were no changes in the servicing costs.

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2013		2012
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 1,364	$171	$1,471	$160
Service cost	--	1	--	2
Expected return on plan assets	(4,147)	--	(3,314)	--
Amortization of prior-service loss	--	(62)	--	(62)
Amortization of net actuarial loss	2,351	164	2,434	126

Net periodic (credit) expense	$ (432)	$274	$ 591	$226

	For the Nine Months Ended September 30,
	2013		2012
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$4,092	$512	$4,414	$481
Service cost	--	3	--	5
Expected return on plan assets	(12,441)	--	(9,943)	--
Amortization of prior-service loss	--	(187)	--	(187)
Amortization of net actuarial loss	7,054	493	7,303	379

Net periodic (credit) expense	$(1,295)	$821	$1,774	$678

As discussed in the notes to the consolidated financial statements presented in the Company’s 2012 Annual Report on Form 10-K, the Company expects to contribute $1.5 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2013. The Company does not expect to contribute to its pension plan in 2013.

Note 10. Stock-Based Compensation

At September 30, 2013, the Company had 16,763,551 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Under the 2012 Stock Incentive Plan, the Company granted 2,317,522 shares of restricted stock in the nine months ended September 30, 2013, with an average fair value of $13.63 per share on the date of grant and a vesting period of five years. The nine-month amount includes 37,500 shares that were granted in the third quarter with an average fair value of $14.91 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $16.6 million and $15.5 million, respectively, in the nine months ended September 30, 2013 and 2012, including $5.7 million and $5.1 million, respectively, in the three months ended at those dates.

A summary of activity with regard to restricted stock awards in the nine months ended September 30, 2013 is presented in the following table:

	For the Nine Months Ended September 30, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	4,386,245	$14.73
Granted	2,317,522	13.63
Vested	(1,079,705)	15.21
Cancelled	(294,620)	14.09

Unvested at end of period	5,329,442	14.19

As of September 30, 2013, unrecognized compensation cost relating to unvested restricted stock totaled $60.9 million. This amount will be recognized over a remaining weighted average period of 3.3 years.

In addition, the Company had the following stock option plans at September 30, 2013: the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2004 Synergy Financial Group Stock Option Plans (all plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the nine months ended September 30, 2013 or the year ended December 31, 2012, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At September 30, 2013, there were 128,561 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,453 at that date.

The status of the Stock Option Plans at September 30, 2013, and changes that occurred during the nine months ended at that date, are summarized below:

	For the Nine Months Ended September 30, 2013
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	2,641,344	$16.68
Granted	--	--
Exercised	(29,618)	11.05
Expired/forfeited	(2,483,165)	16.82

Stock options outstanding, end of period	128,561	15.23
Options exercisable, end of period	128,561	15.23

The intrinsic value of stock options outstanding and exercisable at September 30, 2013 was $156,000. The intrinsic value of options exercised during the nine months ended September 30, 2013 was $106,000. There were no stock options exercised during the nine months ended September 30, 2012.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$26,720	$--	$--	$26,720
GSE CMOs	--	62,203	--		62,203
Private label CMOs	--	12,255	--		12,255

Total mortgage-related securities	$--	$101,178	$--	$--	$101,178

Other Securities Available for Sale:
GSE debentures	$--	$--	$--	$--	$--
Municipal bonds	--	1,165	--	--	1,165
Capital trust notes	--	14,820	20,982	--	35,802
Preferred stock	88,359	26,872	--	--	115,231
Common stock	49,780	2,547	--	--	52,327

Total other securities	$138,139	$45,404	$20,982	$--	$204,525

Total securities available for sale	$138,139	$146,582	$20,982	$--	$305,703

Other Assets:
Loans held for sale	$--	$281,289	$--	$--	$281,289
Mortgage servicing rights	--	--	228,105	--	228,105
Interest rate lock commitments			6,190	--	6,190
Derivative assets-other(2)	3,276	13,532	--	(12,961)	3,847
Liabilities:
Derivative liabilities	$--	$(11,743)	$--	$9,512	$(2,231)

(1)	Includes cash collateral received and pledged.
(2)	Includes $1.5 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$92,679	$--	$--	$92,679
GSE CMOs	--	67,160	--	--	67,160
Private label CMOs	--	17,416	--	--	17,416

Total mortgage-related securities	$--	$177,255	$--	$--	$177,255

Other Securities Available for Sale:
GSE debentures	$--	$--	$--	$--	$--
Municipal bonds	--	46,296	--	--	46,296
Capital trust notes	--	19,866	18,569	--	38,435
Preferred stock	124,734	284	--	--	125,018
Common stock	39,682	2,580	--	--	42,262

Total other securities	$164,416	$69,026	$18,569	$--	$252,011

Total securities available for sale	$164,416	$246,281	$18,569	$--	$429,266

Other Assets:
Loans held for sale	$--	$1,204,370	$--	$--	$1,204,370
Mortgage servicing rights	--	--	144,520	--	144,520
Interest rate lock commitments	--	--	21,446	--	21,446
Derivative assets-other(1)	5,939	2,910	--	(4,730)	4,119
Liabilities:
Derivative liabilities	$(2,303)	$(5,808)	$--	$4,730	$(3,381)

(1)	Includes $5.3 million to purchase Treasury options.

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

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	September 30, 2013			December 31, 2012
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$281,289	$270,361	$10,928	$1,204,370	$1,159,071	$45,299

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. For loans held for sale and mortgage servicing rights, the changes in fair value related to initial measurement and the subsequent changes in fair value included in earnings are shown for the periods indicated, below:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Loans held for sale	$6,892	$46,915	$(7,873)	$80,589
Mortgage servicing rights	(5,579)	(42,114)	10,187	(80,153)

Total gain	$1,313	$4,801	$2,314	$436

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the nine months ended September 30, 2013 and 2012, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2013	Income/ Loss	Comprehensive (Loss) Income			to/(from) Level 3	at Sept. 30, 2013	Instruments Held at September 30, 2013
Available-for-sale capital securities	$18,569	$--	$2,413	$--	$--	$--	$20,982	$2,413
Mortgage servicing rights	144,520	10,187	--	73,398	--	--	228,105	54,437
Interest rate lock commitments	21,446	(15,256)	--	--	--	--	6,190	6,190

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
	January 1, 2012	Income/ Loss	Comprehensive (Loss) Income			to/(from) Level 3	at Sept. 30, 2012	Instruments Held at September 30, 2012
Available-for-sale capital securities and preferred stock	$18,078	$--	$2,351	$--	$--	$(3,054)	$17,375	$2,222
Mortgage servicing rights	116,416	(80,153)	--	85,977	--	--	122,240	(29,890)
Interest rate lock commitments	15,633	40,446	--	--	--	--	56,079	55,304

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 at the end of the reporting period. There were no transfers in or out of Level 3 during the nine months ended September 30, 2013. During the nine months ended September 30, 2013, the Company transferred certain preferred stock to Level 2 from Level 1 as a result of decreased observable market activity for these securities. During the nine months ended September 30, 2012, the Company transferred certain trust preferred securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the nine months ended September 30, 2013 or 2012. There were no transfers of securities between Levels 1 and 2 for the nine months ended September 30, 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Sept. 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Capital Trust Notes	$20,982	Discounted Cash Flow	Weighted Average Discount Rate (1)	4.84%

Mortgage Servicing Rights	228,105	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (2)	9.10
			Weighted Average Discount Rate	10.50

Interest Rate Lock Commitments	6,190	Pricing Model	Weighted Average Closing Ratio	76.19

(1)	Derived from multiple interest rate scenarios that incorporate a spread to the London Interbank Offered Rate swap curve and market volatility.
(2)	Represents annualized loan repayment rate assumptions.

The significant unobservable input used in the fair value measurement of the Company’s capital trust notes is the weighted average discount rate. The fair value of the capital trust notes will move in the opposite direction of the discount rate (i.e., if the discount rate decreases, the value of the capital trust notes will increase). The Company estimates the expected cash flows for such securities and discounts them, using the weighted average discount rates noted above, to arrive at the estimated fair value.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are the weighted average constant prepayment rate and the weighted average discount rate. Significant increases or decreases in any of those inputs in isolation could result in significantly lower or higher fair value measurements. Although the constant prepayment rate and the discount rate are not directly interrelated, they generally will move in opposite directions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$56,917	$56,917
Other assets (1)	--	20,519	--	20,519

Total	$--	$20,519	$56,917	$77,436

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$76,704	$76,704
Other assets (1)	--	22,664	--	22,664

Total	$--	$22,664	$76,704	$99,368

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other Fair Value Disclosures

FASB guidance also requires the disclosure of fair value information about the Company’s on- and off-balance sheet financial instruments. When available, quoted market prices are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of such instruments.

The following tables summarize the carrying values, estimated fair values, and the fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2013 and December 31, 2012:

	September 30, 2013
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,253,562	$1,253,562	$1,253,562		$--		$--
Securities held to maturity	6,777,715	6,627,256	--		6,621,991		5,265
FHLB stock(1)	552,830	552,830	--		552,830		--
Loans, net	32,142,277	32,140,712	--		--		32,140,712
Financial Liabilities:
Deposits	$25,309,350	$25,356,713	$18,168,697	(2)	$7,188,016	(3)	$--
Borrowed funds	14,565,442	15,674,839	--		15,674,839		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,427,258	$2,427,258	$2,427,258		$--		$--
Securities held to maturity	4,484,262	4,705,960	--		4,648,766		57,194
FHLB stock(1)	469,145	469,145	--		469,145		--
Loans, net	31,580,636	31,977,472	--		--		31,977,472
Mortgage servicing rights	193	193	--		--		193
Financial Liabilities:
Deposits	$24,877,521	$24,909,496	$15,756,607	(2)	$9,152,889	(3)	$--
Borrowed funds	13,430,191	14,935,580	--		14,935,580		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Loans

The loan portfolio is segregated into various components for valuation purposes in order to group loans based on their significant financial characteristics, such as loan type (mortgage or other) and payment status (performing or non-performing). The estimated fair values of mortgage and other loans are computed by discounting the anticipated cash flows from the respective portfolios. The discount rates reflect current market rates for loans with similar terms to borrowers of similar credit quality. The estimated fair values of non-performing mortgage and other loans are based on recent collateral appraisals.

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

Derivative Financial Instruments

For exchange-traded futures and exchange-traded options, the fair value is based on observable quoted market prices in an active market. For forward commitments to buy and sell loans and mortgage-backed securities, the fair value is based on observable market prices for similar loans and securities in an active market. The fair value of IRLCs for one-to-four family mortgage loans that the Company intends to sell is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates, the value of MSRs arrived at by an independent MSR broker, government agency price adjustment factors, and historical IRLC fall-out factors.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2013 and December 31, 2012.

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

The Company held derivatives with a notional amount of $2.0 billion at September 30, 2013. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2013:

	September 30, 2013
	Notional	Unrealized (1)
(in thousands)	Amount	Gain	Loss
Treasury options	$220,000	$1,821	$--
Forward commitments to sell loans/mortgage-backed securities	725,000	--	11,743
Forward commitments to buy loans/mortgage-backed securities	640,000	13,532	--
Interest rate lock commitments	371,603	6,190	--

Total derivatives	$1,956,603	$21,543	$11,743

(1)	Derivatives in a net gain position are recorded as “other assets” and derivatives in a net loss position are recorded as “other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Treasury options	$ (641)	$ (600)	$(7,597)	$ 4,198
Eurodollar futures	--	(283)	4	(1,516)
Forward commitments to buy/sell loans/mortgage-backed securities	(15,070)	(14,471)	15,814	(16,648)

Total (loss) gain	$(15,711)	$(15,354)	$ 8,221	$(13,966)

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

The following tables present the effect the master netting arrangements have on the presentation of the derivative assets in the Consolidated Statements of Financial Condition as of the dates indicated:

	September 30, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$22,998	$12,961	$10,037	$--	$--	$10,037

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$30,295	$4,730	$25,565	$--	$41	$25,524

The following tables present the effect the master netting arrangements have on the presentation of the derivative liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

	September 30, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$11,743	$9,512	$2,231	$--	$--	$2,231

	December 31, 2012
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,111	$4,730	$3,381	$--	$2,795	$586

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

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2013, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$289,198	$5,033	$294,231

Provisions for loan losses	14,467	--	14,467

Non-Interest Income:
Third party(1)	33,699	17,025	50,724
Inter-segment	(4,578)	4,578	--

Total non-interest income	29,121	21,603	50,724

Non-interest expense(2)	132,391	17,936	150,327

Income before income tax expense	171,461	8,700	180,161
Income tax expense	62,674	3,287	65,961

Net income	$108,787	$5,413	$114,200

Identifiable segment assets (period-end)	$45,073,642	$690,491	$45,764,133

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2013, on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$850,939	$18,352	$869,291

Provisions for loan losses	33,587	--	33,587

Non-interest income:
Third party(1)	112,256	67,764	180,020
Inter-segment	(12,795)	12,795	--

Total non-interest income	99,461	80,559	180,020

Non-interest expense(2)	398,519	59,569	458,088

Income before income tax expense	518,294	39,342	557,636
Income tax expense	187,341	14,903	202,244

Net income	$330,953	$24,439	$355,392

Identifiable segment assets (period-end)	$45,073,642	$690,491	$45,764,133

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2012, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$276,255	$8,695	$284,950

Provisions for loan losses	12,820	--	12,820

Non-interest income:
Third party(1)	28,451	53,206	81,657
Inter-segment	(3,558)	3,558	--

Total non-interest income	24,893	56,764	81,657

Non-interest expense(2)	133,855	19,466	153,321

Income before income tax expense	154,473	45,993	200,466
Income tax expense	54,145	17,523	71,668

Net income	$100,328	$28,470	$128,798

Identifiable segment assets (period-end)	$42,600,483	$1,493,312	$44,093,795

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2012, on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$846,709	$23,311	$870,020

Provisions for loan losses	61,268	--	61,268

Non-interest income:
Third party(1)	93,839	148,019	241,858
Inter-segment	(10,782)	10,782	--

Total non-interest income	83,057	158,801	241,858

Non-interest expense(2)	400,952	57,975	458,927

Income before income tax expense	467,546	124,137	591,683
Income tax expense	166,124	47,296	213,420

Net income	$301,422	$76,841	$378,263

Identifiable segment assets (period-end)	$42,600,483	$1,493,312	$44,093,795

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

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

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets, both of which include accumulated other comprehensive loss (“AOCL”). AOCL consists of after-tax net unrealized gains (losses) on securities and losses on pension and post-retirement obligations, and is recorded in our Consolidated Statements of Condition. We also calculate our ratio of tangible stockholders’ equity to tangible assets excluding AOCL, as its components are impacted by changes in market conditions, including interest rates, which fluctuate. This ratio is referred to in this report and below as the ratio of “adjusted tangible stockholders’ equity to adjusted tangible assets.”

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at September 30, 2013 and December 31, 2012 follow:

	September 30, 2013	December 31, 2012
(in thousands)
Stockholders’ Equity	$ 5,697,045	$ 5,656,264
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(19,305)	(32,024)

Tangible stockholders’ equity	$ 3,241,609	$ 3,188,109

Total Assets	$45,764,133	$44,145,100
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(19,305)	(32,024)

Tangible assets	$43,308,697	$41,676,945

Stockholders’ equity to total assets	12.45%	12.81%
Tangible stockholders’ equity to tangible assets	7.48%	7.65%

Tangible Stockholders’ Equity	$3,241,609	$3,188,109
Add back: Accumulated other comprehensive loss, net of tax	59,542	61,705

Adjusted tangible stockholders’ equity	$3,301,151	$3,249,814

Tangible Assets	$43,308,697	$41,676,945
Add back: Accumulated other comprehensive loss, net of tax	59,542	61,705

Adjusted tangible assets	$43,368,239	$41,738,650

Adjusted stockholders’ equity to adjusted tangible assets	7.61%	7.79%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, a thrift, with 236 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 35 branches in Metro New York. With assets of $45.8 billion at September 30, 2013, we rank among the 20 largest bank holding companies in the nation and, with deposits of $25.3 billion at that date, we rank among its 25 largest depositories.

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

The merits of this time-tested business model are reflected in the following achievements:

—	We are the leading producer of multi-family loans for portfolio in New York City;

—	We have produced a consistent record of above-average asset quality;

—	We consistently rank among the nation’s most efficient bank holding companies; and

—	We have generated solid earnings and maintained a consistent position of capital strength.

In January 2010, we added a fifth component to our business model: originating one-to-four family mortgage loans through NYCB Mortgage Company, LLC, our mortgage banking subsidiary, and selling the vast majority of those loans, servicing retained, to government-sponsored enterprises (“GSEs”). With $34.3 billion of one-to-four family loans produced since the inception of this business, we have typically ranked among the nation’s top 15 aggregators of one-to-four family mortgage loans.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and on the securities in which we invest. In the third quarter of 2013, the average 5-year Constant Maturity Treasury rate (the “CMT”) rose to 1.50% from 0.91% and 0.67%, respectively, in the trailing and year-earlier quarters. The highs in the respective quarters were 1.85%, 1.49%, and 0.83%.

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity will likely increase; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans will typically decline. In the third quarter of 2013, residential mortgage interest rates were substantially higher than they were in the trailing and year-earlier quarters and, as a result, our production of one-to-four family loans declined.

In our multi-family market niche, refinancing activity may be likely to rise as market interest rates move lower, but may also grow when market interest rates begin to rise. Because the multi-family and commercial real estate loans we produce generate prepayment penalty income when they prepay, the impact of such activity can be especially meaningful. This has certainly proved to be the case year-to-date. In the nine months ended September 30, 2013, prepayment penalty income contributed $103.9 million to interest income, including $39.6 million in the third quarter, as compared to $81.1 million in the nine months ended September 30, 2012, including $31.5 million in the three months ended at that date.

Economic factors also can influence a bank’s financial performance, and particularly its asset quality. Because of our unique lending niche and our conservative underwriting standards, the losses we experienced in the years of and since the Great Recession have been well below the industry averages. In the current third quarter, for example, net charge-offs declined to $4.4 million, representing 0.01% of average loans, from $8.9 million, representing 0.03% of average loans, in the year-earlier three months. In addition, non-performing non-covered loans declined to $124.4 million at the end of September from $261.3 million at December 31, 2012.

While the markets we serve have experienced economic improvement, the pace of that improvement continues to be slow. The following table shows the primarily downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	For the Month Ended
	August 31, 2013(1)	December 31, 2012	September 30, 2012
Unemployment rate:
United States	7.3%	7.8%	7.8%
New York City	8.7	8.8	8.8
Arizona	8.7	7.9	8.0
Florida	7.1	7.9	8.6
New Jersey	8.3	9.3	9.2
New York	7.5	8.2	8.2
Ohio	6.9	6.6	6.5

(1)	Unemployment data for September 2013 was not available at the time of this filing.

As depicted in the two tables that follow, the changes in certain other local economic indices were mixed in their direction.

For example, home prices have been increasing in the U.S., and more specifically, in our local markets, according to the S&P/Case-Shiller Home Price Index.

	For the Twelve Months Ended
	August 2013	December 2012	September 2012
Change in home prices:
U.S.*	12.8%	6.8%	3.0%
Greater Cleveland	3.7	2.9	1.4
Greater Miami	13.5	10.6	7.4
Metro New York	3.6	(0.5)	(2.3)
Greater Phoenix	18.6	23.0	20.4

* 20-City Composite

However, as reported by Jones Lang LaSalle, the level of office vacancy rates in Manhattan (where 36.0% of our multi-family loans and 53.3% of our commercial real estate credits are located) has been moving upward. At the same time, residential vacancy rates, as reported by the U.S. Department of Commerce, have, in general, been decreasing within the majority of states we serve.

	For the Three Months Ended
	September 30, 2013	December 31, 2012	September 30, 2012
Manhattan office vacancy rate:	11.8%	11.2%	10.6%

Residential rental vacancy rates:
Arizona	9.7	10.8	11.1
Florida	11.1	11.9	12.6
New Jersey	6.9	11.7	10.8
New York	5.8	5.2	5.0
Ohio	9.6	9.8	9.0

Meanwhile, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 421,000 in August 2013, exceeding the August 2012 level by 12.6%, according to the estimates set forth in a U.S. Commerce Department report issued on September 25, 2013.

In addition, the Consumer Confidence Index® was higher in September 2013 than it was in September 2012, but lower than it had been in June 2013. An index level of 90 or more is considered indicative of a strong economy; the Consumer Confidence Index® was 79.7 in September 2013 as compared to 81.4 in the trailing quarter and 70.3 in the year-earlier three months.

Against this backdrop, we generated earnings of $114.2 million, or $0.26 per diluted share, in the current third quarter, and $355.4 million, or $0.80 per diluted share, in the current nine-month period. A detailed discussion and analysis of our performance in the three and nine months ended September 30, 2013 follows.

Recent Events

On October 22, 2013, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 19, 2013 to shareholders of record at the close of business on November 7, 2013.

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

The judgments used by management in applying these critical accounting policies may be influenced by changes in the economic environment, which may increase the degree of uncertainty inherent in our judgments, estimates, and assumptions, and may result in changes to future financial results.

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

We also follow a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories we maintain. Our historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to:

—	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-offs, and recovery practices;
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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” During the nine months ended September 30, 2013, no triggering events were identified. The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment in 2012. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is considered not to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the carryforward of certain tax attributes such as net operating losses. A valuation allowance must be maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. We currently do not maintain a valuation allowance against any of our deferred tax assets. In assessing the need for a valuation allowance, we estimate future taxable income, considering the prudence and feasibility of tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. Subsequently recognized tax benefits associated with valuation allowances recorded in a business combination would be recorded as an adjustment to goodwill.

Balance Sheet Summary

At September 30, 2013, we recorded total assets of $45.8 billion, a $1.6 billion increase from the balance at December 31, 2012. Loans represented $32.4 billion, or 70.7%, of the September 30th balance, while securities represented $7.1 billion, or 15.5%. The respective balances were $580.6 million and $2.2 billion higher than the balances recorded at December 31, 2012.

In connection with the nine-month rise in our assets, deposits rose $431.8 million to $25.3 billion at the end of September, representing 55.3% of total assets, while wholesale borrowings rose $1.1 billion to $14.2 billion, representing 31.0%.

Stockholders’ equity totaled $5.7 billion at the end of September, exceeding the year-end 2012 balance by $40.8 million, and representing 12.45% of total assets and a book value of $12.92 per share. Tangible stockholders’ equity rose $53.5 million in the first nine months of this year, to $3.2 billion, representing 7.48% of tangible assets and a tangible book value of $7.35 per share at September 30, 2013. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

Loans

Loans represented $32.4 billion, or 70.7%, of total assets at the end of September, a $580.6 million increase from the balance at December 31, 2012. Included in the balance at September 30, 2013 were covered loans of $2.9 billion; non-covered loans held for investment of $29.2 billion, and non-covered loans held for sale of $281.3 million, as more fully described below.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills acquisitions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At September 30, 2013, covered loans represented $2.9 billion, or 9.0%, of the total loan balance, a $385.3 million reduction from the balance at December 31, 2012. The reduction was primarily due to repayments.

One-to-four family loans represented $2.6 billion of total covered loans at the end of September, with all other loan types representing $267.8 million, combined. Covered one-to-four family loans include both fixed and adjustable rate loans. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

At September 30, 2013, $2.1 billion, or 72.5%, of the loans in our covered loan portfolio were variable rate loans, with a weighted average interest rate of 3.61%. The remainder of the covered loan portfolio consisted of fixed rate loans. The interest rates on the variable rate loans in the covered loan portfolio are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

In the nine months ended September 30, 2013, we recorded a provision for losses on covered loans of $18.6 million, as compared to $21.3 million in the nine months ended September 30, 2012. Included in the respective nine-month amounts were third quarter provisions of $9.5 million and $2.8 million. The respective nine-month provisions were largely offset by FDIC indemnification income of $14.9 million and $17.0 million, including $7.6 million and $2.3 million, respectively, in the third quarters of 2013 and 2012. FDIC indemnification income is recorded in non-interest income in the same quarter as the provision for covered loan losses to which it relates.

The following table presents a geographical analysis of our covered loan portfolio at September 30, 2013:

(in thousands)
Florida	$ 510,266
California	508,999
Arizona	232,328
Ohio	186,352
Massachusetts	133,401
Michigan	131,553
Illinois	100,461
New York	95,315
Maryland	74,458
Nevada	70,930
Texas	64,825
New Jersey	64,037
Washington	62,882
Minnesota	62,674
All other states	600,322

Total covered loans	$2,898,803

Non-Covered Loans Held for Investment

At September 30, 2013, non-covered loans held for investment totaled $29.2 billion, representing 90.2% of total loans, 63.7% of total assets, and a $1.9 billion, or 6.9%, increase from the balance at December 31, 2012. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of ADC loans, one-to-four family loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, acquired in business combinations prior to 2009. In the first nine months of 2013, originations of held-for-investment loans totaled $8.1 billion, reflecting a year-over-year increase of $1.9 billion, or 31.2%. Included in the current nine-month amount were third-quarter originations of $3.4 billion, which exceeded the year-earlier volume by $1.3 billion.

Multi-Family Loans

Multi-family loans are our principal asset, and non-luxury residential apartment buildings with below-market rents in New York City constitute our primary lending niche. Consistent with our emphasis on multi-family lending, multi-family loan originations represented $5.6 billion, or 69.1%, of the loans we produced for investment in the current nine-month period, exceeding the year-earlier volume by $1.6 billion, or 39.7%. Included in the current nine-month amount were third-quarter originations of $2.6 billion, reflecting a $1.2 billion increase from the trailing quarter’s volume and a $976.9 million increase from the year-earlier third-quarter amount. The increase in production reflects the continued improvement in our local (i.e., Metro New York) real estate market, where transaction activity has been particularly robust year-to-date.

At September 30, 2013, the balance of multi-family loans represented $20.2 billion, or 69.2%, of total non-covered loans held for investment, reflecting a $1.6 billion increase from the balance at December 31, 2012. The average multi-family loan had a principal balance of $4.5 million at the end of September, as compared to $4.1 million at December 31, 2012.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At September 30, 2013 and December 31, 2012, the expected weighted average life of the multi-family loan portfolio was 3.0 years and 2.9 years, respectively.

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

At September 30, 2013, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 78.6% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 5.1%, with New Jersey and Pennsylvania accounting for 7.4% and 3.7%, respectively. The remaining 5.2% of multi-family loans were secured by buildings outside these markets, including the three other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative loan-to-value (“LTV”) ratios that our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses, regardless of economic and market conditions.

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

Commercial Real Estate Loans

In the first nine months of 2013, CRE loans represented $1.3 billion, or 16.5%, of loans originated for investment, down $407.1 million from the volume originated in the nine months ended September 30, 2012. Included in the current nine-month amount were third quarter originations of $273.0 million, reflecting a linked-quarter decrease of $397.3 million and a year-over-year decrease of $19.2 million. The latter declines are indicative of management’s decision to deploy more of its cash flows into multi-family loan production in the three and nine months ended September 30, 2013.

Partly reflecting the decrease in CRE loan production, the balance of CRE loans fell $191.7 million from the balance at the end of December to $7.2 billion at September 30, 2013. The latter amount represented 24.9% of loans held for investment, down from 27.3% at December 31, 2012. The average CRE loan had a principal balance of $4.7 million at the end of the third quarter, modestly higher than the average principal balance at December 31st.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2013, 73.3% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island and in New Jersey accounted for 12.6% and 6.4%, respectively. Another 2.6% of CRE properties were located in Pennsylvania, while properties outside New York, New Jersey, and Pennsylvania accounted for 2.3%.

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

Prepayment penalties also apply to CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the expected weighted average lives of the CRE portfolio were 3.2 years and 3.4 years, respectively, at September 30, 2013 and December 31, 2012.

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

Acquisition, Development, and Construction Loans

ADC loans represented $403.2 million, or 1.4%, of total loans held for investment at the end of September, reflecting a $5.2 million increase from the balance at December 31, 2012.

In the interest of reducing our exposure to credit risk, we limit our production of ADC loans to loans that have limited market risk and low LTV ratios, and that are made to borrowers with significant development experience. Reflecting the year-over-year improvement in real estate market conditions, we originated $127.5 million of ADC loans in the nine months ended September 30, 2013, as compared to $57.1 million in the first nine months of 2012. Included in the current nine-month amount were third quarter originations of $45.1 million, reflecting a linked-quarter decrease of $3.8 million and a year-over-year increase of $36.1 million.

At September 30, 2013, 54.2% of the loans in our ADC portfolio were for land acquisition and development; the remaining 45.8% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Such loans are typically originated for terms of 18 to 24 months, and feature a floating rate of interest tied to prime, with a floor. They also generate origination fees that are recorded as interest income and amortized over the lives of the loans.

In addition, 82.6% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share. Long Island accounted for 10.4% of our ADC loans, with New Jersey accounting for 5.1%. Reflecting the limited extent to which ADC loans have been originated beyond this primary market, 1.9% of our ADC loans are secured by properties beyond New Jersey and New York.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the nine months ended September 30, 2013, we recovered losses against guarantees of $770,000, as compared to $2.9 million in the year-earlier nine months. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At September 30, 2013, 0.9% of the loans in our ADC loan portfolio were non-performing, as compared to 3.0% at December 31, 2012.

When applicable, as a condition to closing an ADC loan, it is our practice to mitigate market risk by requiring substantial pre-sale or pre-leasing activity and by requiring that borrowers secure permanent financing commitments from a recognized lender for an amount equal to, or greater than, the amount of our loan. In some cases, we ourselves may provide permanent financing.

One-to-Four Family Loans

To meet the needs of our customers, we originate agency-conforming one-to-four family loans through our mortgage banking business in Cleveland or, in some states, directly through the Community Bank. The vast majority of the one-to-four family loans we produce are aggregated for sale with others produced by our mortgage banking clients throughout the country. These loans are generally sold, servicing retained, to GSEs. (For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this section.)

Until 2012, the vast majority of the one-to-four family loans we held for investment were loans that we acquired in our merger transactions prior to 2009. However, we began last year to originate hybrid one-to-four family loans for our own portfolio. As a result, the balance of one-to-four family loans held for investment rose $287.4 million from the end of December to $490.8 million, representing 1.7% of total held-for-investment loans, at September 30, 2013.

Other Loans

In the first nine months of 2013, we originated other loans for investment of $701.2 million, as compared to $336.5 million in the first nine months of 2012. Included in the current nine-month amount were C&I loan originations of $695.6 million, up $362.4 million from the year-earlier nine-month amount. Included in the volume of C&I loans produced in the current and year-earlier nine-month periods were third-quarter originations of $300.8 million and $93.2 million, respectively.

Reflecting the increase in originations, the balance of other loans rose to $835.3 million at the end of September from $639.9 million at December 31, 2012. The respective amounts represented 2.9% and 2.3% of total loans held for investment, and included C&I loans of $792.0 million and $590.0 million, respectively.

While we traditionally have focused our C&I lending on small and mid-size businesses in New York City and on Long Island (hereafter referred to as “in-market C&I lending”), we expanded that focus in the second quarter of this year. In May, we established a new subsidiary, NYCB Specialty Finance Company, LLC, headquartered in Foxboro, Massachusetts, and staffed by a group of industry veterans with expertise in originating and underwriting senior secured debt. The subsidiary participates in broadly syndicated loans that are brought to us by a select group of nationally recognized sources and are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. The loans we fund will fall into three distinct categories (asset-based lending, dealer floor plan lending, and equipment loan and lease financing) and each of our credits will be secured with a perfected first security interest in the underlying collateral and structured as senior debt. The pricing of our asset-based and dealer floor plan loans will be at floating rates tied to LIBOR, while our equipment loans and lease financing will be at fixed rates at a spread over treasuries. Specialty finance loans represented $111.6 million of total C&I loans at September 30, 2013.

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

In accordance with the Banks’ policies, all loans are presented to the Mortgage Committee or the Credit Committee, as applicable, for approval, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At September 30, 2013, the largest amount of credit extended to a single borrower was $262.5 million. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial property located in Manhattan. The interest rate on the loan was 3.7%.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment (1)(2)

The following table presents a geographical analysis of the multi-family, CRE, and ADC loans in our held-for-investment portfolio at September 30, 2013:

	At September 30, 2013
	Multi-Family Loans		Commercial Real Estate Loans		Acquisition, Development, and Construction Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 7,271,591	36.03%	$3,862,901	53.32%	$206,320	51.18%
Brooklyn	3,711,127	18.38	525,904	7.26	80,750	20.03
Bronx	2,331,129	11.55	191,211	2.64	2,810	0.70
Queens	2,427,884	12.03	693,095	9.56	39,716	9.85
Staten Island	127,325	0.63	40,579	0.56	3,553	0.88

Total New York City	$15,869,056	78.62%	$5,313,690	73.34%	$333,149	82.64%

Long Island	391,647	1.94	915,437	12.64	41,780	10.36
Other New York State	638,480	3.16	199,210	2.75	--	--
New Jersey	1,486,650	7.37	460,256	6.35	20,631	5.11
Pennsylvania	753,471	3.73	189,931	2.62	--	--
All other states	1,044,442	5.18	166,338	2.30	7,600	1.89

Total	$20,183,746	100.00%	$7,244,862	100.00%	$403,160	100.00%

(1)	Of the one-to-four family loans in our held-for-investment loan portfolio, the largest concentration is in California, with $237.3 million.
(2)	The vast majority of other loans held for investment are secured by properties and/or businesses in the Metro New York region.

Non-Covered Loans Held for Sale

Although one-to-four family loans represented 1.7% of our total loans held for investment at the end of the third quarter, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking business serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans throughout the United States.

With refinancing activity largely constrained by higher interest rates in the residential real estate market, originations of one-to-four family loans held for sale fell to $5.5 billion in the first nine months of 2013 from $7.9 billion in the first nine months of 2012. Included in the current nine-month amount were third-quarter originations of $1.1 billion, down $1.8 billion from the volume originated in the third quarter of last year. Reflecting the marked decline in residential mortgage lending, the outstanding balance of loans held for sale was $281.3 million at the end of September, representing 0.9% of total loans outstanding, in contrast to $1.2 billion, representing 3.8% of total loans outstanding, at December 31, 2012.

The vast majority of the held-for-sale loans we produced for sale were agency-conforming loans sold to GSEs. To a much lesser extent, we utilized our mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Of the loans we originated for sale in the first nine months of this year, all but $20.2 million, or 0.37%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At September 30, 2013 and 2012, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.8 million and $7.5 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Balance, beginning of period	$8,825	$6,816	$8,272	$5,320
Repurchase losses	--	--	(37)	--
Provision for repurchase losses:
Loan sales	--	724	590	2,220
Change in estimates	--	--	--	--

Balance, end of period	$8,825	$7,540	$8,825	$7,540

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

GSE Repurchase and Indemnification Requests Outstanding

The following table sets forth our GSE indemnification and repurchase requests outstanding during the periods indicated:

	For the Three Months Ended September 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	16	$4,549	11	$2,370
New repurchase requests (2)	8	1,691	17	4,104
Successful rebuttal/rescission	(6)	(1,562)	(20)	(4,036)
New indemnifications (3)	(3)	(777)	--	--
Loan repurchases	(1)	(201)	(1)	(243)

Balance, end of period (4)	14	$3,700	7	$2,195

	For the Nine Months Ended September 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	20	$5,073	8	$1,583
New repurchase requests (2)	55	12,637	68	15,850
Successful rebuttal/rescission	(51)	(11,867)	(64)	(14,231)
New indemnifications (3)	(5)	(1,101)	(3)	(585)
Loan repurchases	(5)	(1,042)	(2)	(422)

Balance, end of period (4)	14	$3,700	7	$2,195

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the fourteen period-end requests as of September 30, 2013, twelve were from Fannie Mae and two were from Freddie Mac. Effective January 1, 2013, both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase a loan.

Indemnified and Repurchased Loans Outstanding

The following table sets forth the activity of our indemnified and repurchased loans outstanding during the periods indicated:

	For the Three Months Ended September 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	16	$3,383	9	$1,684
New indemnifications	3	777	--	--
New repurchases	1	201	1	243
Principal payoffs	(1)	(178)	(4)	(842)
Principal payments	--	(162)	--	(13)

Balance, end of period (1)	19	$4,021	6	$1,072

	For the Nine Months Ended September 30,
	2013		2012
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	12	$2,286	5	$1,084
New indemnifications	5	1,101	3	585
New repurchases	5	1,042	2	421
Principal payoffs	(3)	(286)	(4)	(842)
Principal payments	--	(201)	--	(176)
Modifications/other	--	79	--	--

Balance, end of period (1)	19	$4,021	6	$1,072

(1)	Of the nineteen period-end loans, eleven were repurchased and are now held for investment. The other eight loans were indemnified and are all currently performing.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At September 30, 2013, we had outstanding loan commitments of $2.3 billion, a $685.1 million decrease from the balance at December 31, 2012. Commitments to originate loans for investment represented $1.8 billion of the September 30th total, and commitments to originate loans for sale represented the remaining $441.5 million. At December 31, 2012, commitments to originate loans for investment and loans held for sale were $1.3 billion and $1.6 billion, respectively.

Multi-family and CRE loans together represented $1.2 billion of held-for-investment loan commitments at the end of September, while ADC and other loans represented $148.2 million and $431.8 million, respectively. Included in that latter amount were C&I loan commitments of $374.6 million. In addition to loan commitments, we had commitments to issue financial stand-by, performance, and commercial letters of credit totaling $201.5 million at September 30, 2013, as compared to $188.9 million at December 31, 2012.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The quality of our assets reflected continued improvement at the end of September, as a nine-month decline in non-performing loans occurred in tandem with a nine-month decline in loans 30 to 89 days past due.

At September 30, 2013, non-performing non-covered loans represented $124.4 million, or 0.43%, of total non-covered loans, reflecting a 52.4% improvement from $261.3 million, representing 0.96% of total non-covered loans, at December 31, 2012. Non-performing multi-family loans accounted for $94.4 million of the $136.9 million decline, having dropped to $69.0 million at the end of September from the year-end balance of $163.5 million. The reduction was largely attributable to the repayment of a troubled debt restructuring (“TDR”) in the amount of $35.5 million in the current third quarter and the migration of a $41.6 million multi-family loan to OREO in the first quarter of this year.

The nine-month decline in non-performing non-covered loans also was due to a $22.4 million decrease in non-performing non-covered CRE loans to $34.5 million, primarily reflecting the pay-off of a $22.0 million loan relationship in the second quarter of this year. ADC and other non-performing non-covered loans fell $8.5 million and $11.4 million, respectively, to $3.6 million and $6.6 million, while the balance of non-performing non-covered one-to-four family loans fell a far more modest amount to $10.7 million.

The following table sets forth the changes in non-performing loans over the nine months ended September 30, 2013:

(in thousands)
Balance at December 31, 2012	$261,330
New non-accrual	44,047
Charge-offs	(17,935)
Transferred from accruing troubled debt restructuring	49,594
Transferred to other real estate owned	(68,241)
Loan payoffs, including dispositions and principal pay-downs	(134,297)
Restored to performing status	(10,134)

Balance at September 30, 2013	$124,364

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2013 and December 31, 2012, all of our non-performing non-covered loans were non-accrual loans. A loan is generally returned to accrual status when the loan is less than 90 days past due and we have reasonable assurance that the loan will be fully collectible.

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

At September 30, 2013, OREO totaled $72.5 million, reflecting a nine-month increase of $43.2 million and a three-month decrease of $12.0 million. The nine-month increase was largely attributable to the $41.6 million multi-family loan that migrated to OREO from non-accrual status in this year’s first quarter; the three-month decline reflects the sale of three multi-family properties totaling $16.8 million in the third quarter of this year.

The net effect of the rise in OREO and the decline in non-performing non-covered loans was a $93.8 million reduction in non-performing non-covered assets to $196.9 million, and a 25-basis point improvement in the ratio of non-performing non-covered assets to total non-covered assets to 0.46%.

The improvement in non-performing assets occurred in tandem with a significant improvement in the balance of loans 30 to 89 days past due at September 30, 2013. Specifically, non-covered loans 30 to 89 days past due fell to $9.9 million at the end of September from $27.6 million at December 31, 2012. The nine-month decline was primarily due to a $16.8 million reduction in past-due multi-family loans, to $3.1 million, with lesser declines occurring in the balances of past-due one-to-four family and other loans to $1.7 million and $605,000, respectively. These declines were slightly tempered by a $2.7 million increase in past-due CRE loans to $4.4 million. There were no past-due ADC loans at the end of September, as compared to $1.2 million at December 31st.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval by management and the Mortgage or Credit Committee, as applicable. A member of the Mortgage or Credit Committee participates in inspections on multi-family loans to be originated in excess of $4.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on CRE loans to be originated in excess of $2.5 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers, perform appraisals on collateral properties. A second independent appraisal review is performed on large and more complex loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require a minimum debt service coverage ratio of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTV ratios of such credits at origination were below those amounts at September 30, 2013. Exceptions to these LTV limitations are reviewed on a case-by-case basis, and require the approval of the Mortgage or Credit Committee, as applicable.

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

To minimize the risk involved in specialty finance C&I lending, the Company participates in broadly syndicated asset-based, equipment financing, and dealer floor plan loans that are presented by an approved list of select, nationally recognized sources with whom our lending officers have established long-term funding relationships. The loans, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. To further minimize the risk involved in specialty finance lending, the Company re-underwrites each transaction; in addition, it retains outside counsel to conduct a further review of the underlying documentation.

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

Fair values for all multi-family buildings, CRE properties, and land are determined based on the appraised value. If an appraisal is more than one year old and the loan is classified as either non-performing or as an accruing TDR, then an updated appraisal is required to determine fair value. Estimated disposition costs are deducted from the fair value of the property to determine estimated net realizable value. In the instance of an outdated appraisal on an impaired loan, we adjust the original appraisal by using a third-party index value to determine the extent of impairment until an updated appraisal is received.

While we strive to originate loans that will perform fully, changes in the economy and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Charge-offs totaled $19.8 million in the first nine months of this year, reflecting a year-over-year reduction of $22.0 million. Included in the current nine-month amount were third-quarter charge-offs of $6.7 million, down from $10.0 million in the third quarter of last year. Reflecting nine-month recoveries of $5.1 million and $3.5 million, net charge-offs totaled $14.6 million and $38.3 million, respectively, in the nine months ended September 30, 2013 and 2012. In connection with the year-over-year improvements, net charge-offs represented 0.05% (non-annualized) of average loans in the nine months ended September 30, 2013 versus 0.12% (non-annualized) in the first nine months of 2012.

Multi-family loans represented $7.4 million of charge-offs recorded in the first nine months of this year, with CRE and other loans representing $3.5 million and $7.0 million, respectively; ADC and one-to-four family loans represented far more modest amounts.

Reflecting the difference between our current nine-month net charge-offs and provision for non-covered loan losses, the allowance for losses on non-covered loans rose a modest $366,000 from the year-end 2012 balance, to $141.3 million at the end of September, representing 113.63% of non-performing non-covered loans and 0.48% of total non-covered loans. Based upon all relevant and available information as of September 30, 2013, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, at September 30, 2013, ADC loans, one-to-four family loans, and other loans represented 1.38%, 1.68%, and 2.87%, respectively, of total non-covered loans held for investment, as compared to 1.46%, 0.75%, and 2.34%, respectively, at December 31, 2012. Furthermore, 0.90%, 2.17%, and 0.79% of ADC loans, one-to-four family loans, and other loans, respectively, were non-performing loans at September 30, 2013.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our provision or allowance for losses on non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.43% of total non-covered loans at the end of September; the ratios of net charge-offs to average loans for the three and nine months ended at that date were 0.01% and 0.05% (non-annualized), respectively.

The following tables present the number and amount of non-performing CRE and multi-family loans by originating bank at September 30, 2013 and December 31, 2012:

As of September 30, 2013 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	22	$68,713	25	$19,547
New York Commercial Bank	1	303	7	14,928

Total for New York Community Bancorp	23	$69,016	32	$34,475

As of December 31, 2012 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	73	$162,513	37	$45,418
New York Commercial Bank	2	947	8	11,445

Total for New York Community Bancorp	75	$163,460	45	$56,863

The following table presents information about our five largest non-performing loans at September 30, 2013, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	CRE	Multi-Family	Multi-Family
Origination Date	5/23/11 (1)	Various (2)	9/29/08	6/14/07	11/30/06
Origination Balance	$50,708,107	$6,121,180	$5,700,000	$4,320,000	$3,250,000
Full Commitment Balance	$50,708,107	$6,121,180	$5,700,000	$4,320,000	$3,250,000
Balance at September 30, 2013	$45,582,000	$6,121,180	$5,232,157	$4,009,812	$3,049,279
Associated Allowance	None	None	None	None	$818,223
Non-Accrual Date	May 2013	December 2010	July 2013	December 2012	September 2013
Origination LTV Ratio	85%	78%	70%	80%	79%
Current LTV Ratio	82%	69%	68%	87%	74%
Last Appraisal	February 2013	October 2012	April 2013	December 2012	October 2006

(1)	Loan No. 1 consists of various loans with origination dates extending as far back as 2006 that were restructured into a TDR on May 23, 2011.
(2)	Loan No. 2 includes three loans: one with an origination date of September 20, 2000 and two with an origination date of September 10, 2003. These loans were restructured into a non-accrual TDR on December 1, 2010.

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

No. 3 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by an 18,752-square foot commercial building in Brooklyn, New York. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 4 - The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by a multi-family building with 71 residential units in New Haven, Connecticut. No allocation for the allowance for losses on non-covered loans was deemed necessary, as determined by using the fair value of collateral method in accordance with ASC 310-10/40.

No. 5 - The borrower is an owner of real estate and is based in Connecticut. The loan is collateralized by a multi-family building with 95 units in Waterbury, Connecticut. As an updated appraisal was ordered, but not received by the date of this filing, management prepared an internal calculation to estimate the fair value and, based on this calculation, determined that an allocation of $818,223 for the allowance for losses on non-covered loans was necessary.

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers concessions such as rate reductions and extension of maturity dates, as well as forbearance agreements. As of September 30, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $74.7 million; loans in connection with which forbearance agreements were reached totaled $7.5 million. Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans were 82.0% and 100%, respectively, at the end of September; in addition, our success rate was 100% for all other loans (including ADC loans) at that date.

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

At September 30, 2013, loans modified as TDRs totaled $82.2 million, including accruing loans of $14.0 million and non-accrual loans of $68.2 million. At December 31, 2012, the balance of loans modified as TDRs was $260.3 million, including accruing loans and non-accrual loans of $105.0 million and $155.3 million, respectively.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of September 30, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,558	$50,778	$61,336
Commercial real estate	2,216	16,349	18,565
Acquisition, development, and construction	--	1,058	1,058
Commercial and industrial	1,248	--	1,248
One-to-four family	--	--	--

Total	$14,022	$68,185	$82,207

The following table presents information regarding our TDRs as of December 31, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 66,092	$114,556	$180,648
Commercial real estate	37,457	39,127	76,584
Acquisition, development, and construction	--	510	510
Commercial and industrial	1,463	--	1,463
One-to-four family	--	1,101	1,101

Total	$105,012	$155,294	$260,306

The nine-month decline in accruing multi-family loans reflected in the preceding tables was due to a $49.6 million loan that was transferred to non-accrual in the second quarter of 2013. The nine-month decline in accruing CRE loans reflected in the preceding tables was due to the pay-off of a single CRE loan in the first quarter of 2013.

The nine-month decline in non-accrual multi-family loans primarily reflects two loan relationships totaling $50.6 million that were repaid during the second and third quarters of 2013, and a $41.6 million transfer to OREO during the first quarter of 2013. These decreases were partially offset by the aforementioned $49.6 million loan that was transferred from accruing TDR to non-accrual TDR. The $22.8 million decline in non-accrual CRE loans was primarily due to the pay-off of a $22.0 million loan relationship during the second quarter of 2013.

The following table sets forth the changes in TDRs over the nine months ended September 30, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2012	$105,012	$155,294	$260,306
New TDRs	--	8,303	8,303
Charge-offs	--	(6,164)	(6,164)
Transferred from accruing to non-accrual	(49,594)	49,594	--
Transferred to other real estate owned	--	(42,842)	(42,842)
Loan payoffs, including dispositions and principal pay-downs	(41,396)	(96,000)	(137,396)

Balance at September 30, 2013	$ 14,022	$ 68,185	$ 82,207

On a limited basis, we may lend additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2013, no such additions were made. In addition, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities in the event of non-payment of the restructured loan.

Except for the non-accrual loans, loans over 90 days past due and still accruing interest, and TDRs disclosed in this filing, we did not have any potential problem loans at September 30, 2013 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at September 30, 2013 and December 31, 2012. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2013	At or For the Year Ended December 31, 2012
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$140,948	$137,290
Provision for losses on non-covered loans	15,000	45,000
Charge-offs:
Multi-family	(7,373)	(27,939)
Commercial real estate	(3,489)	(5,046)
Acquisition, development, and construction	(1,503)	(5,974)
One-to-four family	(351)	(574)
Other loans	(7,039)	(6,685)

Total charge-offs	(19,755)	(46,218)
Recoveries	5,121	4,876

Net charge-offs	(14,634)	(41,342)

Balance at end of period	$141,314	$140,948

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$69,016	$163,460
Commercial real estate	34,475	56,863
Acquisition, development, and construction	3,629	12,091
One-to-four family	10,663	10,945

Total non-accrual non-covered mortgage loans	117,783	243,359
Other non-accrual non-covered loans	6,581	17,971

Total non-performing non-covered loans (1)	124,364	261,330
Non-covered other real estate owned (2)	72,491	29,300

Total non-performing non-covered assets	$196,855	$290,630

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.43%	0.96%
Non-performing non-covered assets to total non-covered assets	0.46	0.71
Allowance for losses on non-covered loans to non-performing non-covered loans	113.63	53.93
Allowance for losses on non-covered loans to total non-covered loans	0.48	0.52
Net charge-offs during the period to average loans outstanding during during the period	0.05(3)	0.13

Loans 30-89 Days Past Due:
Multi-family	$3,141	$19,945
Commercial real estate	4,409	1,679
Acquisition, development, and construction	--	1,178
One-to-four family	1,730	2,645
Other loans	605	2,138

Total loans 30-89 days past due(4)	$9,885	$27,585

(1)	The September 30, 2013 and December 31, 2012 amounts exclude loans 90 days or more past due of $238.6 million and $312.6 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The September 30, 2013 and December 31, 2012 amounts exclude OREO totaling $34.6 million and $45.1 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Presented on a non-annualized basis.
(4)	The September 30, 2013 and December 31, 2012 amounts exclude loans 30 to 89 days past due of $52.5 million and $81.2 million, respectively, that are covered by FDIC loss sharing agreements.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized. In the first nine months of 2013, indemnification income of $14.9 million was recorded in “non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. This benefit partially offset a provision for losses on covered loans of $18.6 million.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the first nine months of 2013, we recorded net amortization of $13.2 million; in the year-earlier nine months, we recorded net amortization of $6,000. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the nine months ended September 30, 2013, we received FDIC reimbursements of $52.2 million, as compared to $117.2 million in the nine months ended September 30, 2012.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at September 30, 2013 and December 31, 2012, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Nine Months Ended September 30, 2013	At or For the Year Ended December 31, 2012
Covered Loans 90 Days or More Past Due:
Multi-family	$ --	$ --
Commercial real estate	1,306	2,501
Acquisition, development, and construction	134	1,249
One-to-four family	227,758	297,265
Other	9,377	11,558

Total covered loans 90 days or more past due	238,575	312,573
Covered other real estate owned	34,565	45,115

Total covered non-performing assets	$273,140	$357,688

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$ 69,016	$163,460
Commercial real estate	35,781	59,364
Acquisition, development, and construction	3,763	13,340
One-to-four family	238,421	308,210
Other non-performing loans	15,958	29,529

Total non-performing loans	362,939	573,903
Other real estate owned	107,056	74,415

Total non-performing assets (including covered assets)	$469,995	$648,318

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	1.13%	1.88%
Total non-performing assets to total assets	1.03	1.47
Allowances for loan losses to non-performing loans	58.19	33.50
Allowances for loan losses to total loans	0.66	0.63

Covered Loans 30-89 Days Past Due:
Multi-family	$ --	$ 517
Commercial real estate	--	137
Acquisition, development, and construction	104	463
One-to-four family	48,039	75,129
Other loans	4,328	4,940

Total covered loans 30-89 days past due	$ 52,471	$ 81,186

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$ 3,141	$ 20,462
Commercial real estate	4,409	1,816
Acquisition, development, and construction	104	1,641
One-to-four family	49,769	77,774
Other loans	4,933	7,078

Total loans 30-89 days past due (including covered loans)	$ 62,356	$108,771

Geographical Analysis of Total Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at September 30, 2013:

	Non-Performing Loans
(in thousands)	Covered Loan Portfolio	Non-Covered Loan Portfolio	Total
Florida	$85,435	$ 125	$ 85,560
Connecticut	5,386	57,376	62,762
New York	16,715	39,406	56,121
New Jersey	15,054	25,112	40,166
California	21,999	—	21,999
Ohio	12,471	—	12,471
Massachusetts	11,112	—	11,112
Illinois	9,052	1,823	10,875
Arizona	9,227	—	9,227
Nevada	7,426	—	7,426
All other states	44,698	522	45,220

Total non-performing loans	$238,575	$124,364	$362,939

Securities

Largely reflecting an increase in cash flows deployed into GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures), securities rose $2.2 billion from the balance at the end of December to $7.1 billion at September 30, 2013. The latter amount was equivalent to 15.5% of total assets, an increase from the year-end measure, 11.1%.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. At September 30, 2013 and December 31, 2012, GSE obligations represented 94.6% and 91.3%, respectively, of total securities. The remainder of the portfolio was comprised of private label CMOs, corporate bonds, trust preferred securities, corporate equities, and municipal obligations. We have no investment securities that are backed by subprime or Alt-A loans.

Depending on management’s intent at the time of purchase, securities are classified as either “held to maturity” or “available for sale.” Held-to-maturity securities generate cash flows from repayments and serve as a source of earnings; they also serve as collateral for our repurchase agreements with the FHLB and certain Wall Street firms. Available-for-sale securities also are intended to generate earnings, and represent a source of cash flows and liquidity for future loan production and general operating activities.

Held-to-maturity securities, which are securities that management has the positive intent to hold to maturity, represented $6.8 billion, or 95.7%, of total securities at the end of September, up from $4.5 billion, or 91.3%, at December 31, 2012. At September 30, 2013, the fair value of securities held to maturity represented 97.8% of their carrying value, as compared to 104.9% at December 31, 2012. At the respective period-ends, mortgage-related securities accounted for $3.9 billion and $3.2 billion of securities held to maturity, and other securities represented $2.8 billion and $1.3 billion, respectively. Included in the September 30th and December 31st amounts were GSE obligations of $6.6 billion and $4.3 billion; capital trust notes of $75.6 million and $109.9 million; and corporate bonds of $72.8 million and $72.5 million, respectively. The estimated weighted average lives of the held-to-maturity securities portfolio were 8.2 years and 4.6 years at the corresponding dates.

Securities that management intends to hold for an indefinite period of time are classified as available for sale. A decision to purchase or sell these securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy. At September 30, 2013, available-for-sale securities represented $305.7 million, or 4.3%, of total securities, down from $429.3 million, or 8.7%, at December 31, 2012. Included in the respective period-end amounts were mortgage-related securities of $101.2 million and $177.3 million, and other securities of $204.5 million and $252.0 million, respectively. Primarily reflecting our expectation of certain securities being called, the estimated weighted average life of the available-for-sale securities portfolio was 8.6 years at the end of September, as compared to 9.4 years at December 31, 2012.

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

At September 30, 2013, the Community Bank held $544.7 million of FHLB stock, including $520.1 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $1.5 million of stock in the FHLB-San Francisco. The Commercial Bank had $8.2 million of FHLB stock at the end of September, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at September 30, 2013.

In the nine months ended September 30, 2013 and 2012, dividends from the FHLB to the Community Bank totaled $13.1 million and $15.2 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $260,000 and $292,000, respectively, in the corresponding periods.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition under “other assets” and the income generated by the increase in the cash surrender value of the policies is recorded in “non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

At September 30, 2013, our investment in BOLI was $887.0 million, as compared to $867.3 million at December 31, 2012. The increase reflects the rise in the cash surrender value of the underlying policies over the course of the year.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills acquisitions, FDIC loss share receivables were $516.0 million and $566.5 million, respectively, at September 30, 2013 and December 31, 2012. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

Goodwill totaled $2.4 billion at the end of September, consistent with the balance at December 31, 2012. Reflecting amortization, CDI declined $12.7 million from the December 31st balance to $19.3 million at September 30, 2013.

Sources of Funds

The Parent Company (i.e., the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock and other securities; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

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

Loan repayments and sales totaled $13.0 billion in the first nine months of 2013, consistent with the level recorded in the first nine months of 2012. Repayments and sales accounted for $6.6 billion and $6.4 billion, respectively, of the current nine-month total and for $5.2 billion and $7.8 billion, respectively, of the total in the year-earlier nine months.

In the nine months ended September 30, 2013, cash flows from the repayment and sale of securities respectively totaled $672.1 million and $784.7 million, while purchases of securities totaled $3.6 billion. In the first nine months of 2012, cash flows from the repayment and sale of securities totaled $2.3 billion and $561.4 million, respectively, and were partially offset by purchases of securities totaling $3.4 billion.

In the third quarter of 2013, the cash flows from loans and securities were primarily redeployed into loan production and the purchase of GSE obligations.

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

Deposits rose $431.8 million from the balance at the end of December to $25.3 billion, representing 55.3% of total assets, at September 30, 2013. The nine-month increase was largely organic in nature, as savings accounts and NOW and money market accounts rose in response to a retail deposit campaign. Specifically, savings accounts rose $1.6 billion in the first nine months of this year, to $5.8 billion, while NOW and money market accounts rose $1.2 billion to $9.9 billion. Included in the September 30th balance of NOW and money market accounts were brokered money market accounts of $3.7 billion, reflecting a $29.6 million increase from the balance at December 31, 2012.

The growth in savings and NOW and money market accounts was partly offset by a $378.4 million decline in non-interest-bearing accounts, to $2.4 billion, and by a $2.0 billion reduction in certificates of deposit (“CDs”) to $7.1 billion. The decline in non-interest bearing accounts was primarily due to a $70.0 million drop in brokered non-interest-bearing accounts to $119.1 million, while the decline in CDs was partly attributable to a $513.2 million decline in brokered CDs to $280.7 million. The remainder of the decline in CDs was largely attributable to the transfer of funds from maturing CDs into savings and NOW and money market accounts with the Banks.

Reflecting the decline in brokered non-interest-bearing accounts and brokered CDs, brokered deposits represented $4.1 billion of total deposits at the end of September, $553.6 million below the balance at December 31, 2012. The majority of the decline was attributable to the roll-off of brokered deposits that had been assumed in the transaction with Aurora Bank FSB in June 2012.

Borrowed Funds

Borrowed funds consist of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and other borrowings (comprised of junior subordinated debentures and preferred stock of subsidiaries). At September 30, 2013, borrowed funds totaled $14.6 billion, reflecting a $1.1 billion increase from the December 31st balance in concert with the aforementioned growth of the loan and securities portfolios.

Wholesale Borrowings

Wholesale borrowings totaled $14.2 billion at the end of September, representing 31.0% of total assets, up from $13.1 billion, representing 29.6% of total assets, at December 31, 2012. FHLB advances and repurchase agreements accounted for $10.7 billion and $3.4 billion, respectively, of the September 30th total, as FHLB advances rose $1.8 billion from the year-end balance and repurchase agreements fell $700.0 million from the balance at December 31st.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans. In addition to $10.1 billion of FHLB-NY advances, the September 30th balance includes $597.5 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition in December 2009.

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

At September 30, 2013, $4.0 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Other Borrowings

At September 30, 2013, other borrowings totaled $362.4 million, consistent with the balance at December 31, 2012. Included in the September 30th balance were junior subordinated debentures of $358.1 million and preferred stock of subsidiaries of $4.3 million.

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

In the third quarter of 2013, we took the following actions to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; and (2) We continued to deploy the cash flows from loan and securities repayments and sales into the production of loans held for investment, and increased our investment in GSE obligations.

In connection with the activities of our mortgage banking operation, we enter into contingent commitments to fund residential mortgage loans by a specified future date at a stated interest rate and corresponding price. Such commitments, which are generally known as interest rate lock commitments (“IRLCs”), are considered to be financial derivatives and, as such, are carried at fair value.

To mitigate the interest rate risk associated with our IRLCs, we enter into forward commitments to sell mortgage loans or mortgage-backed securities (“MBS”) by a specified future date and at a specified price. These forward-sale agreements are also carried at fair value. Such forward commitments to sell generally obligate us to complete the transaction as agreed, and therefore pose a risk to us if we are not able to deliver the loans or MBS pursuant to the terms of the applicable forward-sale agreement. For example, if we are unable to meet our obligation, we may be required to pay a fee to the counterparty.

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

At September 30, 2013, our one-year gap was a negative 12.14%, as compared to a negative 3.69% at December 31, 2012. The difference in our one-year gap was attributable to a combination of factors, primarily including the growth in our loan and securities portfolios, which was largely funded by short-term wholesale borrowings; and a decrease in the amount of securities expected to be called. These factors were partially offset by a decline in the balance of CDs maturing in one year, and by the repositioning of certain wholesale borrowings, as previously discussed.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2013 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2013 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 15% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 23% and 16% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 44% for the first five years, 7% for years six through ten, and 49% for the years thereafter. NOW accounts were assumed to decay at a rate of 40% for the first five years, 26% for years six through ten, and 34% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 95% for the first five years and at a rate of 5% for years six through ten.

Interest Rate Sensitivity Analysis

	At September 30, 2013
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 3,764,331	$5,481,068	$10,469,833	$7,656,699	$4,409,238	$ 447,955	$32,229,124
Mortgage-related securities (2)(3)	62,455	147,319	423,215	251,045	2,757,596	402,920	4,044,550
Other securities and money market investments (2)	696,761	--	246	62,113	2,048,865	791,151	3,599,136

Total interest-earning assets	4,523,547	5,628,387	10,893,294	7,969,857	9,215,699	1,642,026	39,872,810

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	4,249,898	1,148,592	1,072,093	1,469,470	1,071,254	938,382	9,949,689
Savings accounts	710,466	1,516,300	172,595	190,907	415,408	2,832,876	5,838,552
Certificates of deposit	1,160,884	2,943,497	2,532,818	446,390	52,439	4,625	7,140,653
Borrowed funds	3,975,538	783	300,804	3,315,725	6,828,412	144,180	14,565,442

Total interest-bearing liabilities	10,096,786	5,609,172	4,078,310	5,422,492	8,367,513	3,920,063	37,494,336

Interest rate sensitivity gap per period (4)	$(5,573,239)	$19,215	$ 6,814,984	$2,547,365	$ 848,186	$(2,278,037)	$ 2,378,474

Cumulative interest rate sensitivity gap	$(5,573,239)	$(5,554,024)	$1,260,960	$3,808,325	$4,656,511	$2,378,474

Cumulative interest rate sensitivity gap as a percentage of total assets	(12.18)%	(12.14)%	2.76%	8.32%	10.18%	5.20%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	44.80%	64.64%	106.37%	115.11%	113.87%	106.34%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of September 30, 2013, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 2.07% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of 2.31% per annum.

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

Based on the information and assumptions in effect at September 30, 2013, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(6.10)%
+200	(11.76)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2013, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(2.43)%
+200 over one year	(4.66)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2013, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 4.92% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 3.55% increase over such time.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.3 billion and $2.4 billion, respectively, at September 30, 2013 and December 31, 2012. As in the past, our portfolios of loans and securities were meaningful sources of liquidity in the current nine-month period, with cash flows from the repayment and sale of loans totaling $13.0 billion and cash flows from the repayment and sale of securities totaling $1.5 billion. Included in the latter amounts were third quarter cash flows from the repayment and sale of loans totaling $4.0 billion, and $294.3 million from the repayment and sale of securities.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At September 30, 2013, our available borrowing capacity with the FHLB-NY was $5.5 billion. In addition, the Community Bank and the Commercial Bank had $303.2 million in available-for-sale securities, combined, at that date.

Furthermore, the Community Bank has an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans and securities to collateralize any funds it may borrow, up to a maximum limit of $853.1 million.

Our primary investing activity is loan production and, in the first nine months of 2013, the volume of loans originated for sale and for investment totaled $13.6 billion. During this time, the net cash used in investing activities totaled $3.7 billion. Our financing activities provided net cash of $1.2 billion in the current nine-month period, and our operating activities provided net cash of $1.3 billion during this time.

CDs due to mature in one year or less from September 30, 2013 totaled $4.1 billion, representing 57.5% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the nine months ended September 30, 2013, the Banks paid dividends totaling $320.0 million to the Parent Company, leaving $130.9 million that they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at September 30, 2013 included $102.0 million in cash and cash equivalents and $2.5 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options. These derivatives relate to our mortgage banking operation, MSRs, and other risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At September 30, 2013, we held derivative financial instruments with a notional value of $2.0 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first nine months of 2013, stockholders’ equity rose $40.8 million to $5.7 billion, representing 12.45% of total assets and a book value of $12.92 per share at September 30, 2013. At December 31, 2012, stockholders’ equity represented 12.81% of total assets and a book value of $12.88 per share.

We calculate book value per share by dividing stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At September 30, 2013, we had 440,868,895 shares outstanding; at December 31, 2012, the number of outstanding shares was 439,050,966.

Tangible stockholders’ equity rose $53.5 million in the first nine months of this year, to $3.2 billion, after the distribution of three quarterly cash dividends totaling $330.2 million. Tangible stockholders’ equity represented 7.48% of tangible assets at the end of September and 7.65% of tangible assets at December 31, 2012. Tangible book value equaled $7.35 and $7.26 per share at the respective period-ends.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both September 30, 2013 and December 31, 2012, we recorded goodwill of $2.4 billion; CDI totaled $19.3 million and $32.0 million, respectively, at the corresponding dates.

Excluding AOCL from the calculations of tangible stockholders’ equity and tangible assets, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.61% at September 30, 2013, as compared to 7.79% at December 31, 2012. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

AOCL fell $2.4 million in the first nine months of this year, to $59.5 million at September 30, 2013. While the net unrealized gain on available-for-sale securities fell $9.9 million during this time, to $2.8 million, the net loss on pension and post-retirement obligations declined by $4.5 million, to $56.3 million, and the net unrealized loss on the non-credit portion of other-than-temporary impairment losses fell by $7.6 million to $6.0 million, all net of tax.

At September 30, 2013, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our leverage, Tier 1 risk-based, and total risk-based capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At September 30, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,647,082	8.71%	$3,647,082	13.05%	$3,858,293	13.80%
Regulatory capital requirement	1,674,975	4.00	1,118,043	4.00	2,236,086	8.00

Excess	$1,972,107	4.71%	$2,529,039	9.05%	$1,622,207	5.80%

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at September 30, 2013, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as reflected in the following tables:

Regulatory Capital Analysis (New York Community Bank)

	At September 30, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,198,411	8.21%	$3,198,411	12.32%	$3,398,096	13.08%
Regulatory capital requirement	1,558,808	4.00	1,038,799	4.00	2,077,598	8.00

Excess	$1,639,603	4.21%	$2,159,612	8.32%	$1,320,498	5.08%

Regulatory Capital Analysis (New York Commercial Bank)

	At September 30, 2013
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$355,933	11.31%	$355,933	16.45%	$367,496	16.98%
Regulatory capital requirement	125,845	4.00	86,547	4.00	173,093	8.00

Excess	$230,088	7.31%	$269,386	12.45%	$194,403	8.98%

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

Management believes that, as of September 30, 2013, the Company and the Banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were effective as of that date.

Earnings Summary for the Three Months Ended September 30, 2013

The Company generated earnings of $114.2 million in the current third quarter, as compared to $122.5 million and $128.8 million, respectively, in the three months ended June 30, 2013 and September 30, 2012. The respective amounts were equivalent to $0.26, $0.28, and $0.29 per diluted share.

The linked-quarter and year-over-year reductions were primarily due to declines in mortgage banking income, as the demand for one-to-four family loans dramatically weakened in the face of rising residential mortgage interest rates over the past twelve months. Largely reflecting the decline in mortgage banking income, non-interest income fell $3.0 million sequentially and $30.9 million year-over-year, to $50.7 million, in the three months ended September 30, 2013.

The impact of the decline in non-interest income was, to a large degree, tempered by the benefit of strong prepayment penalty income, which contributed $39.6 million to interest income in the current quarter, as compared to $44.4 million in the trailing quarter and $31.5 million in the year-earlier three months. Reflecting the decline in prepayment penalty income, and the replenishment of the balance sheet with lower-yielding assets, net interest income fell $5.7 million sequentially, to $294.2 million; year-over-year, net interest income rose a modest $9.3 million.

Also reflected in our current third-quarter earnings were a $1.3 million linked-quarter reduction in non-interest expense, to $150.3 million, and a $5.0 million provision for losses on non-covered loans. The decline in non-interest expense was primarily due to a $1.3 million reduction in operating expenses to $146.2 million, attributable to a reduction in general and administrative (“G&A”) expense. The provision for losses on non-covered loans was consistent with the provision recorded in the second quarter of 2013. Year-over-year, non-interest expense declined by $3.0 million, and the provision for losses on non-covered loans by $5.0 million.

In addition, we recorded a $9.5 million provision for losses on covered loans in the current third quarter, as compared to $4.6 million and $2.8 million, respectively, in the trailing and year-earlier three months.

Primarily reflecting sequential and year-over-year declines in pre-tax income to $180.2 million, income tax expense was $66.0 million in the current third quarter, and the effective tax rate was 36.61%.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the third quarter of 2013, the average five-year CMT rose to 1.50% from 0.91% in the trailing quarter and from 0.67% in the third quarter of 2012. Similarly, the average ten-year CMT rose to 2.71% in the current third quarter from 1.99% and 1.62%, respectively, in the trailing and year-earlier three months.

Net interest income is also influenced by the level of prepayment penalty income generated, primarily in connection with the prepayment of our multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in our interest rate spread and net interest margin. In 2013, prepayment penalty income has been particularly solid, reflecting the robust level of activity in our multi-family lending niche.

Net interest income totaled $294.2 million in the current third quarter, reflecting a linked-quarter decrease of $5.7 million and a year-over-year increase of $9.3 million. The linked-quarter decline was the net effect of an $8.9 million decline in interest income to $427.7 million, and a $3.2 million decline in interest expense to $133.4 million. The year-over-year increase was the net effect of a $15.0 million reduction in interest income and a $24.3 million reduction in interest expense.

Meanwhile, our net interest margin was 3.04% in the current third quarter, as compared to 3.15% and 3.17%, respectively, in the trailing and year-earlier three months.

The following factors contributed to the linked-quarter declines in our net interest income and margin:

—	Prepayment penalty income accounted for $39.6 million of the interest income recorded in the current third quarter, as compared to $44.4 million in the second quarter of 2013. In addition, prepayment penalty income contributed 41 basis points to our current third-quarter margin, as compared to 47 basis points in the trailing three months.
—	The average balance of interest-earning assets rose $853.5 million sequentially, to $38.8 billion, as a $430.7 million decrease in the average loan balance, to $31.5 billion, was exceeded by a $1.3 billion increase in the average balance of securities and money market investments to $7.3 billion. The decline in the average balance of loans was largely attributable to the decline in the portfolio of loans held for sale, as previously mentioned. In addition, the decline in the average balance of loans was accompanied by a 16-basis point reduction in the average yield on such assets, with five basis points of the decline stemming from the decrease in prepayment penalty income and 11 basis points stemming from the replenishment of the portfolio with lower-yielding loans.
—	The average balance of interest-bearing liabilities rose $787.5 million during this time, to $36.0 billion, as a $980.2 million increase in average borrowed funds, to $13.4 billion, exceeded the impact of a $192.7 million decrease in average interest-bearing deposits, to $22.6 billion. Notwithstanding the increase in the average balance, the average cost of interest-bearing liabilities fell nine basis points sequentially, to 1.47%, in the current third quarter, as a three-basis point decline in the average cost of interest-bearing deposits was coupled with a 32-basis point decline in the average cost of borrowed funds.

The following factors contributed to the year-over-year increase in our net interest income and the year-over-year decline in our net interest margin:

—	Prepayment penalty income contributed $8.0 million more to interest income and contributed six basis points more to our net interest margin in the current third quarter than it did in the three months ended September 30, 2012.
—	The average balance of interest-earning assets rose $2.7 billion year-over-year as a $2.2 billion increase in the average balance of securities and money market investments combined with a $594.1 million increase in the average balance of loans. While the rise in the average balance of interest-earning assets contributed to the year-over-year increase in net interest income, the benefit was substantially tempered by a 50-basis point decline in the average yield. Notwithstanding the increase in prepayment penalty income, the average yield on loans fell 41 basis points in the current third quarter; in addition, the average yield on securities and money market investments fell 58 basis points.
—	While the average balance of interest-bearing liabilities rose $1.2 billion year-over-year, the impact was largely exceeded by the benefit of a 33-basis point decline in the average cost of funds. Reflecting the repositioning of $6.6 billion of wholesale borrowings that began in December 2012 and continued into the second quarter, the average cost of borrowed funds fell 102 basis points in the current third quarter, more than offsetting the impact of a $1.1 billion rise in the average balance of such funds. In addition, the average cost of interest-bearing deposits fell two basis points from the year-earlier level, even as the average balance rose $126.5 million.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	September 30, 2013			June 30, 2013
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,510,340	$370,341	4.70%	$31,941,012	$388,156	4.86%
Securities and money market investments (2)(3)	7,335,838	57,334	3.11	6,051,650	48,418	3.19

Total interest-earning assets	38,846,178	427,675	4.40	37,992,662	436,574	4.60
Non-interest-earning assets	5,497,106			5,867,505

Total assets	$44,343,284			$43,860,167

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$9,433,792	$8,613	0.36%	$9,299,177	$9,777	0.42%
Savings accounts	5,799,629	6,285	0.43	5,045,908	5,206	0.41
Certificates of deposit	7,335,210	20,206	1.09	8,416,283	21,782	1.04

Total interest-bearing deposits	22,568,631	35,104	0.62	22,761,368	36,765	0.65
Borrowed funds	13,437,190	98,340	2.90	12,456,990	99,925	3.22

Total interest-bearing liabilities	36,005,821	133,444	1.47	35,218,358	136,690	1.56
Non-interest-bearing deposits	2,449,792			2,793,703
Other liabilities	288,176			240,490

Total liabilities	38,743,789			38,252,551
Stockholders’ equity	5,599,495			5,607,616

Total liabilities and stockholders’ equity	$44,343,284			$43,860,167

Net interest income/interest rate spread		$294,231	2.93%		$299,884	3.04%

Net interest margin			3.04%			3.15%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,510,340	$370,341	4.70%	$30,916,239	$394,935	5.11%
Securities and money market investments (2)(3)	7,335,838	57,334	3.11	5,182,436	47,776	3.69

Total interest-earning assets	38,846,178	427,675	4.40	36,098,675	442,711	4.90
Non-interest-earning assets	5,497,106			7,106,401

Total assets	$44,343,284			$43,205,076

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$9,433,792	$8,613	0.36%	$8,842,331	$9,106	0.41%
Savings accounts	5,799,629	6,285	0.43	4,127,076	3,288	0.32
Certificates of deposit	7,335,210	20,206	1.09	9,472,750	23,516	0.99

Total interest-bearing deposits	22,568,631	35,104	0.62	22,442,157	35,910	0.64
Borrowed funds	13,437,190	98,340	2.90	12,354,988	121,851	3.92

Total interest-bearing liabilities	36,005,821	133,444	1.47	34,797,145	157,761	1.80
Non-interest-bearing deposits	2,449,792			2,555,893
Other liabilities	288,176			294,345

Total liabilities	38,743,789			37,647,383
Stockholders’ equity	5,599,495			5,557,693

Total liabilities and stockholders’ equity	$44,343,284			$43,205,076

Net interest income/interest rate spread		$294,231	2.93%		$284,950	3.10%

Net interest margin			3.04%			3.17%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.04x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

As a result of management’s assessment of these factors, including the aforementioned declines in non-performing non-covered loans and assets, our provision for losses on non-covered loans was $5.0 million in the current third quarter, consistent with the trailing-quarter level and $5.0 million below the level recorded in the third quarter of 2012. Reflecting the $5.0 million provision and net charge-offs of $4.4 million, the allowance for losses on non-covered loans rose $625,000 over the course of the quarter, to $141.3 million at September 30, 2013.

Provision for Losses on Covered Loans

A provision for losses on covered loans is recorded when the cash flows from certain pools of loans acquired in our FDIC-assisted acquisitions are expected to be less than the cash flows we expected at the time of acquisition, as a result of a deterioration in credit quality. If we had reason to believe that the cash flows from acquired loans would exceed our original expectations, we would reverse the previously established covered loan loss allowance and increase our interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

In the third quarter of 2013, we recorded a provision for losses on covered loans of $9.5 million, which was $4.8 million higher than the trailing-quarter provision and $6.6 million higher than the provision recorded in the third quarter of 2012. Because losses on covered loans are largely reimbursable under our FDIC loss sharing agreements, the respective loan loss provisions were partly offset by FDIC indemnification income of $7.6 million, $3.7 million, and $2.3 million, respectively, in the corresponding quarters; these amounts were recorded in non-interest income, as further discussed below.

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

Non-interest income totaled $50.7 million in the current third quarter, reflecting a $3.0 million decrease from the trailing-quarter level and a $30.9 million, or 37.9%, decrease from the year-earlier amount. The declines were largely attributable to mortgage banking income, which totaled $16.2 million in the current third quarter, down $7.0 million, or 30.2%, from the trailing-quarter level and $36.4 million, or 69.2%, year-over-year.

While mortgage banking income continues to be the Company’s largest source of non-interest income, the level has been adversely impacted by a decline in refinancing activity, as the rise in residential mortgage interest rates has dramatically dampened loan demand. As a result, income from originations accounted for $5.8 million of mortgage banking income in the current third quarter, reflecting an $11.3 million, or 65.9%, decline from the trailing-quarter level and a $60.7 million, or 91.2%, decline from the year-earlier amount. The respective declines were partly offset by an increase in servicing income, to $10.4 million, from $6.1 million in the trailing quarter and from a $14.0 million servicing loss in the third quarter of 2012.

The impact of the linked-quarter reduction in mortgage banking income was somewhat tempered by a $3.9 million increase in FDIC indemnification income, as previously noted, and, to a lesser extent, an $896,000 increase in securities gains to $1.0 million. While the year-over-year decline in mortgage banking income occurred in tandem with a $1.9 million decline in other income, the combined impact was slightly tempered by a $5.3 million increase in FDIC indemnification income together with a $1.1 million rise in BOLI income.

The following table summarizes the components of non-interest income for the three months ended September 30, 2013, June 30, 2013, and September 30, 2012:

Non-Interest Income Analysis

	For the Three Months Ended
	September 30,	June 30,	September 30,
(in thousands)	2013	2013	2012
Mortgage banking income	$16,205	$23,216	$52,581
Fee income	9,799	9,961	9,427
BOLI income	7,916	7,337	6,781
Gain on sale of securities	1,019	123	510
FDIC indemnification income	7,573	3,694	2,256
Other income:
Peter B. Cannell & Co., Inc.	4,197	3,912	3,770
Third-party investment product sales	3,796	4,203	3,802
Other	219	1,299	2,530

Total other income	8,212	9,414	10,102

Total non-interest income	$50,724	$53,745	$81,657

While we expect mortgage banking income to remain our single largest source of non-interest income, it should be noted that the amount of mortgage banking income we produce is unlikely to increase until residential mortgage rates decline or stabilize. Mortgage banking income in large part depends on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand. In view of the marked decline in residential mortgage lending, the Company has taken appropriate steps to reduce the expenses incurred in connection with this particular business line.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and G&A expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

Non-interest expense declined to $150.3 million in the current third quarter, from $151.7 million and $153.3 million, respectively, in the trailing and year-earlier three months. Operating expense represented $146.2 million of the current third-quarter total, and was down $1.3 million and $2.3 million, respectively, from the levels recorded in the corresponding periods. CDI amortization accounted for the remainder of the reduction, falling to $4.1 million in the current third quarter from $4.2 million and $4.9 million, respectively.

The following factors contributed to the linked-quarter and year-over-year changes in operating expenses:

—	Compensation and benefits expense totaled $77.1 million in the current third quarter, modestly lower than the trailing-quarter level and $2.7 million higher than the level recorded in the three months ended September 30, 2012. The year-over-year increase was largely attributable to higher payroll taxes and normal salary increases, most of which occurred in the first quarter of this year.
—	G&A expense totaled $44.8 million in the current third quarter, down $1.1 million from the trailing-quarter level and $6.3 million from the level recorded in the year-earlier three months. The reductions in G&A expense were primarily due to a decline in expenses associated with the management and disposition of foreclosed properties in the three months ended September 30, 2013.
—	Occupancy and equipment expense totaled $24.3 million in the current third quarter, nominally higher than the trailing-quarter level and $1.4 million higher than the year-earlier amount.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In the three months ended September 30, 2013, income tax expense totaled $66.0 million, reflecting a linked-quarter decrease of $3.9 million and a year-over-year reduction of $5.7 million. The respective declines were due, in large part, to lower pre-tax income. In the three months ended September 30, 2013, pre-tax income totaled $180.2 million, down $12.2 million sequentially and $20.3 million year-over-year. In addition, the effective tax rate was 36.61% in the current third quarter, as compared to 36.30% and 35.75%, respectively, in the three months ended June 30, 2013 and September 30, 2012.

Earnings Summary for the Nine Months Ended September 30, 2013

Net Income

In the first nine months of 2013, we generated earnings of $355.4 million, or $0.80 per diluted share, as compared to $378.3 million, or $0.86 per diluted share, in the first nine months of 2012. The decrease was attributable to an $80.5 million decline in mortgage banking income, a function of flagging residential mortgage loan demand and production in the face of significantly higher residential mortgage interest rates.

Largely reflecting the decline in mortgage banking income, non-interest income fell $61.8 million year-over-year, to $180.0 million, in the first nine months of 2013. The decline in non-interest income was only slightly tempered by a $5.2 million rise in other income and a $16.4 million rise in securities gains.

While the year-to-date level of non-interest income was significantly lower, the year-to-date levels of net interest income and non-interest expense were fairly consistent with the levels recorded in the year-earlier nine months. Net interest income was $869.3 million in the first nine months of this year and $870.0 million in the year-earlier nine-month period; non-interest expense was $458.1 million and $458.9 million, respectively, in the nine months ended September 30, 2013 and 2012.

In addition, the provision for losses on non-covered loans was $25.0 million lower in the current nine months than it was in the year-earlier nine-month period, while the provision for losses on covered loans declined by $2.7 million year-over-year.

Reflecting a $34.0 million reduction in pre-tax income, income tax expense fell $11.2 million, to $202.2 million, in the nine months ended September 30, 2013.

Net Interest Income

Net interest income totaled $869.3 million in the current nine-month period, comparable to the $870.0 million recorded in the first nine months of 2012. While interest expense fell $66.5 million, to $407.8 million, interest income fell $67.3 million, to $1.3 billion, during the same time. In addition, our net interest margin declined to 3.05% in the current nine-month period from 3.23% in the year-earlier nine months.

The following factors contributed to the net interest income and margin we recorded in the first nine months of 2013:

—	The average balance of interest-earning assets rose $2.1 billion year-over-year, to $38.0 billion, the result of a $923.8 million increase in the average balance of loans to $31.7 billion and a $1.2 billion increase in the average balance of securities and money market investments to $6.3 billion. While the average balance of loans held for investment rose year-over-year, the benefit was substantially tempered by a year-over-year decline in the average balance of loans held for sale.
—	Largely reflecting the replenishment of the balance sheet with lower-yielding assets, the average yield on loans declined 46 basis points to 4.74% in the current nine-month period; the average yield on interest-earning assets fell 52 basis points to 4.48% during the same time. The respective declines were largely offset by a year-over-year increase in prepayment penalty income, to $103.9 million, from $81.1 million in the first nine months of 2012. In the first nine months of 2013, prepayment penalty income contributed 44 basis points to the average yield on loans and 36 basis points to the average yield on interest-earning assets, in contrast to 35 basis points and 30 basis points, respectively, in the year-earlier nine months.
—	The average balance of interest-bearing liabilities rose $1.3 billion year-over-year, to $35.3 billion, as a $154.8 million decrease in the average balance of borrowed funds, to $12.8 billion, tempered the impact of a $1.5 billion increase in the average balance of interest-bearing deposits, to $22.6 billion.
—	The impact of the increase in the average balance of interest-bearing liabilities was largely offset by a 32-basis point reduction in the average cost of funds to 1.54%. The latter decline was driven by a 63-basis point decline in the average cost of borrowed funds to 3.15%, together with a five-basis point decline in the average cost of interest-bearing deposits to 0.64%. The substantial drop in the average cost of borrowed funds was attributable to the strategic repositioning of wholesale borrowings that began at the end of December and continued into the second quarter of 2013.

Net Interest Income Analysis (Year-Over-Year Comparison)

	Nine Months Ended September 30,
	2013			2012
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,688,402	$1,125,496	4.74%	$30,764,635	$1,199,600	5.20%
Securities and money market investments(2)(3)	6,283,197	151,560	3.21	5,076,957	144,729	3.80

Total interest-earning assets	37,971,599	1,277,056	4.48	35,841,592	1,344,329	5.00
Non-interest-earning assets	5,848,000			6,452,286

Total assets	$43,819,599			$42,293,878

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$ 9,235,741	$ 27,565	0.40%	$ 8,816,279	$ 27,196	0.41%
Savings accounts	5,122,937	15,512	0.40	4,063,996	10,349	0.34
Certificates of deposit	8,198,470	64,223	1.05	8,183,101	70,725	1.15

Total interest-bearing deposits	22,557,148	107,300	0.64	21,063,376	108,270	0.69
Borrowed funds	12,762,357	300,465	3.15	12,917,141	366,039	3.78

Total interest-bearing liabilities	35,319,505	407,765	1.54	33,980,517	474,309	1.86
Non-interest-bearing deposits	2,638,304			2,495,421
Other liabilities	249,243			275,800

Total liabilities	38,207,052			36,751,738
Stockholders’ equity	5,612,547			5,542,140

Total liabilities and stockholders’ equity	$43,819,599			$42,293,878

Net interest income/interest rate spread		$ 869,291	2.94%		$ 870,020	3.14%

Net interest margin			3.05%			3.23%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.05x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

In the first nine months of 2013, we recorded a $15.0 million provision for non-covered loan losses, a $25.0 million reduction from the provision recorded in the year-earlier nine months. Reflecting the current nine-month provision and year-to-date net charge-offs of $14.6 million, the allowance for losses on non-covered loans was $141.3 million at the end of this September, as compared to $140.9 million at December 31, 2012.

Provision for Losses on Covered Loans

The provision for losses on covered loans was $18.6 million in the current nine-month period, down from $21.3 million in the year-earlier nine-months. The respective amounts were largely offset by FDIC indemnification income of $14.9 million and $17.0 million, recorded in non-interest income in the respective nine-month periods.

For additional information about the provisions for loan losses recorded in the current and year-earlier nine-month periods, please see “Allowances for Loan Losses” within the discussion of Critical Accounting Policies and “Asset Quality” within the Balance Sheet Summary.

Non-Interest Income

Primarily reflecting an $80.5 million decline in mortgage banking income to $65.5 million, non-interest income fell $61.8 million year-over-year, to $180.0 million, in the nine months ended September 30, 2013.

The decline in mortgage banking income was indicative of the significant drop in residential mortgage loan demand throughout the nation, as a dramatic rise in residential mortgage interest rates discouraged refinancing activity. Income from originations accounted for $48.8 million of mortgage banking income in the current nine-month period, down $110.7 million from the year-earlier nine-month amount. The impact of the latter decline was somewhat tempered by a $30.2 million rise in servicing income to $16.7 million during the same time.

To a much lesser extent, the decline in non-interest income reflects modest drops in fee income and BOLI income, as well as the $2.1 million decrease in FDIC indemnification income mentioned in the discussion of the provision for losses on covered loans.

The impact of these declines was partly offset by the benefit of a $16.4 million increase in securities gains, to $17.8 million, together with a $5.2 million increase in other income to $30.8 million. Included in the latter increase was the second-quarter recovery of $4.3 million on securities that had been classified as other-than-temporarily impaired. The remainder of the increase in other income was primarily attributable to a year-over-year decline in net losses on the sale of OREO properties.

Non-Interest Income Analysis

The following table summarizes the sources and amounts of non-interest income for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Mortgage banking income	$ 65,530	$146,069
Fee income	28,532	28,618
BOLI	22,506	23,168
Gain on sale of securities	17,764	1,369
FDIC indemnification income	14,869	17,015
Other income:
Peter B. Cannell & Co., Inc.	12,016	11,168
Third-party investment product sales	11,772	11,559
Other	7,031	2,892

Total other income	30,819	25,619

Total non-interest income	$180,020	$241,858

Non-Interest Expense

In the first nine months of 2013, we recorded non-interest expense of $458.1 million, $839,000 higher than the year-earlier nine-month amount. The modest increase was the net effect of a $1.4 million rise in operating expenses to $445.4 million and a $2.2 million decrease in the amortization of CDI to $12.7 million.

While G&A expense fell $19.0 million year-over-year, to $135.3 million, the benefit was offset by the combination of a $16.4 million increase in compensation and benefits expense to $238.0 million and a $4.0 million increase in occupancy and equipment expense to $72.1 million. The reduction in G&A expense was largely attributable to a decline in expenses associated with the management and disposition of foreclosed properties. The increase in compensation and benefits expense was due to a combination of factors, including normal salary increases, higher payroll taxes, incentive stock award grants, and $6.0 billion of retirement and severance charges that were recorded in the first quarter of this year.

Income Tax Expense

Income tax expense fell $11.2 million year-over-year, to $202.2 million, in the first nine months of 2013. The reduction was the result of a $34.0 million decline in pre-tax income to $557.6 million, while the effective tax rate rose 20 basis points to 36.27%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

During the three months ended September 30, 2013, the Company allocated $156,000 toward the repurchase of shares of its common stock, as outlined in the following table:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
Month #1: July 1, 2013 through July 31, 2013	6,227	$14.52	6,227	165,182
Month #2: August 1, 2013 through August 31, 2013	1,734	15.37	1,734	163,448
Month #3: September 1, 2013 through September 30, 2013	2,656	14.63	2,656	160,792
Total	10,617	$14.68	10,617

(1)	All shares were purchased in privately negotiated transactions.
(2)	On April 20, 2004, the Board authorized the repurchase of up to an additional five million shares. Of this amount, 160,792 shares were still available for repurchase at September 30, 2013. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2012 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 8, 2013	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 8, 2013	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer