Form 10-K
period 2013-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2014-02-28
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the shares of common stock outstanding of the registrant was $5.9 billion, excluding 15,912,947 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 28, 2013, $14.00, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 21, 2014 was 442,163,059 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2014 are incorporated by reference into Part III.

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

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	a material breach in performance by the Community Bank under our loss sharing agreements with the FDIC;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

•	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	changes in our credit ratings or in our ability to access the capital markets;

•	war or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

In addition, we routinely evaluate opportunities to expand through acquisitions and conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place at any time, and acquisitions involving cash or our debt or equity securities may occur.

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

BOOK VALUE PER SHARE

Book value per share refers to the amount of stockholders’ equity attributable to each outstanding share of common stock, and is calculated by dividing total stockholders’ equity at the end of a period by the number of shares outstanding at the same date.

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

MORTGAGE SERVICING RIGHTS (“MSRs”)

The right to service mortgage loans for others is recognized as an asset, and recorded at fair value, when our one-to-four family loans are sold or securitized, servicing retained.

MULTI-FAMILY LOAN

A mortgage loan secured by a rental or cooperative apartment building with more than four units.

NET INTEREST INCOME

The difference between the interest income generated by loans and securities and the interest expense produced by deposits and borrowed funds.

NET INTEREST MARGIN

Measures net interest income as a percentage of average interest-earning assets.

NON-ACCRUAL LOAN

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan generally is returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

General

With total assets of $46.7 billion at December 31, 2013, we rank among the nation’s 25 largest publicly traded bank holding companies. Primarily reflecting our growth through ten business combinations between November 30, 2000 and March 26, 2010, we currently have 273 branch offices, combined, in five states.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

New York Community Bank

Established in 1859, the Community Bank is a New York State-chartered savings bank with 243 branches that currently operate through seven local divisions. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of traditional and non-traditional products and services, and access to 24-hour banking both online and by phone.

In New York, we currently serve our Community Bank customers through Roslyn Savings Bank, with 52 branches on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 38 branches in the New York City borough of Queens; Richmond County Savings Bank, with 22 branches in the borough of Staten Island; and Roosevelt Savings Bank, with nine branches in the borough of Brooklyn. In the Bronx and neighboring Westchester County, we currently have four branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 49 branches that operate under the name Garden State Community Bank.

In Florida and Arizona, where we have 27 and 14 branches, respectively, we serve our customers through the AmTrust Bank division of the Community Bank.

In Ohio, we serve our Community Bank customers through 28 branches of Ohio Savings Bank.

We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury apartment buildings that are rent-regulated and feature below-market rents. In addition to multi-family loans, which are our principal asset, we originate commercial real estate loans (primarily in New York City, as well as Long Island and New Jersey) and, to a much lesser extent, acquisition, development, and construction loans, and commercial and industrial loans.

Furthermore, we originate one-to-four family loans, primarily through our mortgage banking operation, which was acquired in connection with our acquisition of certain assets, and assumption of certain liabilities, of AmTrust Bank (“AmTrust”) on December 4, 2009. In 2013, the vast majority of the one-to-four family loans we originated were agency-conforming loans sold to government-sponsored enterprises (“GSEs”), servicing retained. A smaller number of one-to-four family loans were originated for our own portfolio and primarily consisted of hybrid loans with conservative loan-to-value ratios. Hybrid loans are loans that initially feature a fixed rate of interest and convert to a floating rate of interest after a specified period of time.

Although the vast majority of the loans we produce for investment (i.e., for our portfolio) are secured by properties or businesses in New York City, and to a lesser extent, Long Island and New Jersey, the one-to-four family loans we originate through our mortgage banking operation are for the purchase or refinancing of homes throughout the United States.

New York Commercial Bank

The Commercial Bank is a New York State-chartered commercial bank with 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island, including 18 that operate under the name “Atlantic Bank.”

Established in December 2005, the Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition, the Commercial Bank offers 24-hour banking online and by phone.

Customers of the Commercial Bank may transact their business at any of our 243 Community Bank branches, and Community Bank customers may transact their business at any of the 30 branches of the Commercial Bank. In addition, customers of both Banks have access to their accounts through our ATMs in all five states.

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

Overview

Lending

Loans represented $32.9 billion, or 70.5%, of total assets at December 31, 2013. Our loan portfolio has three components:

1. Covered Loans – Covered loans refers to the loans we acquired in connection with our FDIC-assisted acquisition of certain assets, and assumption of certain liabilities, of AmTrust and Desert Hills Bank (“Desert Hills”), which are covered by loss sharing agreements with the FDIC. At December 31, 2013, the balance of covered loans was $2.8 billion; of this amount, $2.5 billion were one-to-four family loans. To distinguish these “covered loans” from the loans in our portfolio that are not subject to these agreements (and that, for the most part, we ourselves originated), all other loans in our portfolio are referred to as “non-covered loans.”

2. Non-Covered Loans Held for Sale – Non-covered loans held for sale refers to the one-to-four family loans that we originate and aggregate for sale, primarily to GSEs. At December 31, 2013, the held-for-sale loan portfolio totaled $306.9 million. In the twelve months ended at that date, we originated $6.2 billion of one-to-four family loans for sale.

3. Non-Covered Loans Held for Investment – Referring to the loans we originate for our own portfolio, non-covered loans held for investment totaled $29.8 billion at December 31, 2013. The year-end balance consisted primarily of loans secured by multi-family buildings in New York City, most of which are subject to rent regulation and feature below-market rents. In addition to multi-family loans, loans held for investment include commercial real estate loans and, to a much lesser extent, one-to-four family loans; acquisition, development, and construction loans; and commercial and industrial loans.

The components of our held-for-investment loan portfolio are described below:

Multi-Family Loans

Multi-family loans represented $20.7 billion, or 69.4%, of non-covered loans held for investment at December 31, 2013, and represented $7.4 billion, or 66.5%, of the loans we originated for investment over the course of the year.

The multi-family loans we originate are typically secured by non-luxury apartment buildings in New York City that are subject to rent regulation and feature below-market rents. Such loans are typically made to long-term property owners with a history of growing their cash flows over time by making improvements to the apartments and common areas in their buildings which, in turn, enables them to increase the rents their tenants pay. We also make multi-family loans to property owners who are seeking to expand their real estate holdings by purchasing additional properties.

Our typical multi-family loan has a term of ten or twelve years, with a fixed rate of interest in years one through five or seven and a rate that either adjusts annually or is fixed for the five years that follow. Loans that prepay in the first five or seven years generate prepayment penalties ranging from five percentage points to one percentage point of the then-current loan balance, depending on the remaining term of the loan. If a loan is still outstanding in the sixth or eighth year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five percentage points to one percentage point over years six through ten or eight through twelve.

Reflecting the structure of our multi-family credits, and the tendency of our borrowers to refinance their loans as their cash flows increase, our average multi-family loan had an expected weighted average life of 2.9 years at December 31, 2013.

Commercial Real Estate (“CRE”) Loans

CRE loans represented $7.4 billion, or 24.7%, of non-covered loans held for investment at December 31, 2013, and $2.2 billion, or 19.4%, of loans produced for investment over the twelve months ended at that date. Our CRE loans feature the same structure as our multi-family credits, and had a weighted average life of 3.3 years at December 31, 2013.

The CRE loans we originate are secured by income-producing properties such as office buildings, retail centers, multi-tenanted light industrial properties, and mixed-use buildings, most of which are located in New York City and, to a lesser extent, on Long Island and in New Jersey.

One-to-Four Family Loans

Non-covered one-to-four family loans totaled $560.7 million at December 31, 2013. The portfolio consists of loans acquired in our pre-2009 business combinations as well as loans we ourselves have originated.

Acquisition, Development, and Construction (“ADC”) Loans

Our ADC loan portfolio largely consists of loans that were originated for land acquisition, development, and construction of multi-family and residential tract projects in New York City and on Long Island, and, to a lesser extent, for the construction of owner-occupied one-to-four family homes and commercial properties. ADC loans represented $344.1 million, or 1.2%, of total non-covered loans held for investment at December 31, 2013.

Commercial and Industrial (“C&I”) Loans

Included in “Other loans” in our Consolidated Statements of Condition, C&I loans represented $813.7 million, or 2.7%, of non-covered loans held for investment at December 31, 2013. We divide our C&I loans into two categories: “specialty finance” and “other C&I” loans.

Our specialty finance loans are broadly syndicated loans that are brought to us by a select group of nationally recognized sources and generally are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. The loans we fund fall into three distinct categories (asset-based lending, equipment loan and lease financing, and dealer floor plan lending), and each of our credits is secured with a perfected first security interest in the underlying collateral and structured as senior debt.

Our other C&I loans are generally made to small and mid-size businesses, primarily located in New York City or on Long Island, for working capital (including inventory and receivables), business expansion, and the purchase of equipment and machinery.

Asset Quality

The quality of our assets continued to improve in 2013. Non-performing non-covered loans declined $157.8 million year-over-year to $103.5 million at December 31, 2013, representing 0.35% of total non-covered loans at that date. Reflecting the decline in non-performing non-covered loans, which was partly tempered by a $42.1 million increase in non-covered other real estate owned (“OREO”) to $71.4 million, non-performing non-covered assets fell $115.7 million year-over-year to $174.9 million, representing 0.40% of total non-covered assets at the end of the year.

At December 31, 2013, the allowance for losses on non-covered loans totaled $141.9 million, representing 0.48% of total non-covered loans and 137.10% of non-performing non-covered loans at that date. The provision for losses on non-covered loans was $18.0 million in the twelve months ended December 31, 2013, while net charge-offs totaled $17.0 million, representing 0.05% of average loans.

Funding Sources

Our primary funding sources consist of the deposits we gather through our branch network or add through acquisitions, and brokered deposits; wholesale borrowings, primarily in the form of Federal Home Loan Bank (“FHLB”) advances and repurchase agreements with the FHLB and various brokerage firms; cash flows produced by the repayment and sale of loans; and cash flows produced by securities repayments and sales.

Deposits totaled $25.7 billion, representing 55.0% of total assets, at December 31, 2013. Included in the year-end balance were certificates of deposit (“CDs”) of $6.9 billion; NOW and money market accounts of $10.5 billion; savings accounts of $5.9 billion; and non-interest-bearing accounts of $2.3 billion.

Borrowed funds totaled $15.1 billion at December 31, 2013, with wholesale borrowings representing $14.7 billion, or 97.6% of that balance, and 31.6% of total assets at that date.

Loan repayments and sales generated cash flows of $16.2 billion in 2013, while securities repayments and sales generated cash flows of $1.6 billion.

Revenues

Our primary source of income is net interest income, which is the difference between the interest income generated by the loans we produce and the securities we invest in, and the interest expense produced by our interest-bearing deposits and borrowed funds. The level of net interest income we generate is influenced by a variety of factors, some of which are within our control (e.g., our mix of interest-earning assets and interest-bearing liabilities), and some of which are not (e.g., the level of short-term interest rates and market rates of interest, the degree of competition we face for deposits and loans, and the level of prepayment penalty income we receive). In 2013, net interest income rose $6.6 million year-over-year, to $1.2 billion, as an $83.0 million decline in interest income was exceeded by an $89.6 million decline in interest expense. Prepayment penalty income added $136.8 million to interest income in 2013, as the combination of low market interest rates and continued economic improvement triggered an increase in refinancing activity and property transactions in our primary lending niche.

While net interest income is our primary source of income, it is supplemented by the non-interest income we produce. In 2013, our largest source of non-interest income was the income generated by our mortgage banking operation, primarily through the origination of loans for sale to GSEs. Mortgage banking income accounted for $78.3 million of total non-interest income, including income from originations of $50.9 million and servicing income of $27.4 million. In addition, fee income from deposits and loans accounted for $38.2 million of 2013 non-interest income, while BOLI income and other income accounted for $29.9 million and $41.8 million, respectively. Included in other income are the revenues from the sale of third-party investment products in our branches, and revenues from our investment advisory firm, Peter B. Cannell & Co., Inc., which had $2.1 billion of assets under management at December 31, 2013.

Efficiency

The efficiency of our operation has long been a distinguishing characteristic, stemming from our focus on multi-family lending, which is broker-driven, and from the expansion of our franchise through acquisitions rather than de novo growth. Operating expenses represented 1.33% of average assets in the twelve months ended December 31, 2013, and our efficiency ratio was 42.71% for that period.

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

The market for the loans we produce varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, which is also home to the majority of the properties collateralizing our CRE loans. In contrast, we originate one-to-four family mortgage loans in all 50 states.

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 29.6 million, and the number of banks and thrifts we compete with currently exceeds 350. With total deposits of $25.7 billion at December 31, 2013, we ranked ninth among all bank and thrift depositories serving these 26 counties. We also ranked first among all banks and thrifts in Essex County, New Jersey, and third, fourth, and fourth, respectively, in Richmond, Queens, and Nassau Counties in New York. (Market share information was provided by SNL Financial.) We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms.

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

We vie for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 243 Community Bank branches and 30 Commercial Bank branches, we have 284 ATM locations, including 261 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. We also offer certain higher-paying money market accounts through two dedicated websites, myBankingDirect.com and AmTrustDirect.com.

In addition to 199 traditional branches in New York, New Jersey, Florida, Ohio, and Arizona, our Community Bank currently has 38 “in-store” branches in New York and New Jersey—37 in supermarkets and one in a drug store. Because of the proximity of these branches to our traditional locations, our customers have the option of doing their banking seven days a week in many of the communities we serve. This service model is an important component of our efforts to attract and maintain deposits in a highly competitive marketplace. Of the remaining Community Bank locations, two branches are located on corporate campuses in New Jersey and four are customer service centers in New York.

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

Another competitive advantage is our strong community presence, with April 14, 2013 marking the 154th year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

Competition for Loans

Our success as a producer of multi-family, CRE, ADC, and C&I loans is substantially tied to the economic health of the markets where we lend. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans.

The competition we face for loans also varies with the type of loan we are originating. In New York City, where the majority of the buildings collateralizing our multi-family loans are located, we compete for such loans on the basis of timely service and the expertise that stems from being a specialist in this lending niche. Among those we compete with for business in this market are Fannie Mae and Freddie Mac, insurance companies, and both local and regional banks and thrifts.

While we anticipate that competition for multi-family loans will continue in the future, we believe that the significant volume of multi-family loans we produced in 2013 and in our year-end pipeline is indicative of our ability to compete for such loans.

Similarly, our ability to compete for CRE loans on a go-forward basis depends on the same factors that impact our ability to compete for multi-family credits, and on the degree to which other CRE lenders choose to step up their loan production as local market conditions continue to improve.

While we continue to originate one-to-four family, ADC, and C&I loans for investment, such loans represent a small portion of our loan portfolio.

Our mortgage banking operation competes with a significant number of financial and non-financial institutions throughout the nation that also originate and aggregate one-to-four family loans for sale. In 2013, held-for-sale originations totaled $6.2 billion; of this amount, $6.2 billion, or 99.7%, were agency-conforming loans and $20.2 million, or 0.3%, were non-conforming (i.e., jumbo) loans. Reflecting the volume of loans funded in 2013 by our mortgage banking operation, we rank among the 20 largest aggregators of one-to-four family loans in the United States.

Environmental Issues

We encounter certain environmental risks in our lending activities. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of CRE and ADC loans, regardless of location, and of any out-of-state multi-family loans we may produce. Depending on the results of an assessment, appropriate measures are taken to address the identified risks. In addition, we order an updated environmental analysis prior to foreclosing on such properties, and typically hold foreclosed multi-family, CRE, and ADC properties in subsidiaries.

Our attention to environmental risks also applies to the properties and facilities that house our bank operations. Prior to acquiring a large-scale property, a Phase 1 Environmental Property Assessment is typically performed by a licensed professional engineer to determine the integrity of, and/or the potential risk associated with, the facility and the property on which it is built. Properties and facilities of a smaller scale are evaluated by qualified in-house assessors, as well as by industry experts in environmental testing and remediation. This two-pronged approach identifies potential risks associated with asbestos-containing material, above and underground storage tanks, radon, electrical transformers (which may contain PCBs), ground water flow, storm and sanitary discharge, and mold, among other environmental risks. These processes assist us in mitigating environmental risk by enabling us to identify and address potential issues.

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 33 active subsidiary corporations. Of these, 22 are direct subsidiaries of the Community Bank and 11 are subsidiaries of Community Bank-owned entities.

The 22 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, NY, all the units of which were sold by December 31, 2006

NYCB Mortgage Company, LLC	Delaware	Originates and aggregates one-to-four family loans, primarily servicing retained

Realty Funding Company, LLC	Delaware	Holding company for subsidiaries owning an interest in real estate

NYCB Specialty Finance Company, LLC	Massachusetts	Asset-based lending, equipment financing, and dealer floor plan lending

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Somerset Manor Holding Corp.	New Jersey	Holding company for four subsidiaries that owned and operated two assisted-living facilities in New Jersey in 2005

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RCSB Corporation	New York	Owns a branch building, Ferry Development Holding Company, and Woodhaven Investments, Inc.

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

The 11 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Holding Company, LLC	Delaware	Established to own Bank-owned properties

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Your New REO, LLC	Delaware	Owns a website that lists bank-owned properties for sale

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

There are 74 additional entities that are subsidiaries of a Community Bank-owned entity organized to own interests in real estate.

The Commercial Bank has four active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The two direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

There are four additional entities that are subsidiaries of the Commercial Bank that are organized to own interests in real estate.

The Company owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Please see Note 8, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank of New York in 2006.

Personnel

At December 31, 2013, the number of full-time equivalent employees was 3,381. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. Please see the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this report.

Regulation and Supervision

General

The Community Bank is a New York State-chartered savings bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Commercial Bank is a New York State-chartered commercial bank and its deposit accounts also are insured by the DIF up to applicable legal limits. Both the Community Bank and the Commercial Bank are subject to extensive regulation and supervision by the New York State Department of Financial Services (the “NYDFS”) (formerly, the New York State Banking Department), as their chartering agency; by the FDIC, as their insurer of deposits; and by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks. The Banks must file reports with the NYDFS, the FDIC, and the CFPB concerning their activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Furthermore, the Banks are periodically examined by the NYDFS, the CFPB, and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Any change in such regulation, whether by the NYDFS, the CFPB, the FDIC, or through legislation, could have a material adverse impact on the Company, the Banks, and their operations, and the Company’s shareholders.

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

In addition to creating the CFPB, the Dodd-Frank Act requires that the FRB establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; and that the components of Tier 1 capital be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million, or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with assets of less than $15 billion. As a result, only 25% of the Company’s trust preferred securities will be included in Tier I capital in 2015, and none will be included in 2016.

Furthermore, the Dodd-Frank Act created a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based not on deposits, but on the average consolidated total assets less the tangible equity capital of an insured institution. That rule took effect on April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

Current Capital Requirements

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

As of December 31, 2013, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2013 appears in Note 18, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

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

Federal Reserve Board Capital Requirements

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to, but somewhat less stringent than, those of the FDIC for the Community Bank and the Commercial Bank. At December 31, 2013, the Company’s consolidated Total and Tier 1 capital exceeded these requirements.

The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase-out from inclusion as Tier 1 capital, beginning January 1, 2013. As a result, only 25% of the Company’s trust preferred securities will be included in Tier 1 capital in 2015, and none will be included in 2016. Based on the December 31, 2013 balance of the cumulative preferred stock and trust preferred securities we issued, and absent any reduction in that balance during the period ending January 1, 2016, the elimination of such instruments would be expected to reduce our capital by $345.3 million, or 9.4%, at the end of the phase-in, and reduce our Tier 1 leverage capital ratio by 79 basis points at that date.

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

New Capital Rule – Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets), and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development, and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2013, we would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were currently effective.

Stress Testing

Stress Testing for Banks with Assets of $10 Billion to $50 Billion

On October 9, 2012, the FDIC and the FRB issued final rules requiring certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. Recognizing that banks and their parent holding companies may have different primary federal regulators, the FDIC and FRB have attempted to ensure that the standards of the final rules are consistent and comparable in the areas of scope of application, scenarios, data collection, reporting, and disclosure. To implement section 165(i) of the Dodd-Frank Act, the rules would apply to FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”). The final rules delayed implementation for covered institutions with total consolidated assets of between $10 billion and $50 billion until October 2013. The final rule requirement for public disclosure of a summary of the stress testing results for these $10 billion-$50 billion covered institutions will be implemented starting with the 2014 stress test, with the disclosure occurring by June 30, 2015. The final rules define a stress test as a process to assess the potential impact of economic and financial scenarios on the consolidated earnings, losses, and capital of the covered institution over a set planning horizon, taking into account the current condition of the covered institution and its risks, exposures, strategies, and activities.

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

Stress Testing for Large Bank Holding Companies

If the Company were to exceed $50 billion in total consolidated assets (a “covered company”), the Company would become subject to a different set of stress testing regulations administered by the FRB than those outlined above. Under this scenario, the FRB will use its own models to evaluate whether each covered company has the capital, on a total consolidated basis, necessary to continue operating under the economic and financial market conditions of each scenario. The FRB’s analysis will include an assessment of the projected losses, net income, and pro forma capital levels and the regulatory capital ratio, tier 1 common ratio, and other capital ratios for the covered company and use such analytical techniques that the FRB determines to be appropriate to identify, measure, and monitor risks of the covered company that may affect the financial stability of the United States.

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

Dividend Limitations

The FDIC has authority to use its enforcement powers to prohibit a savings bank or commercial bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends that will result in the institution failing to meet applicable capital requirements on a pro forma basis. The Community Bank and the Commercial Bank are also subject to dividend declaration restrictions imposed by, and as later discussed under, “New York State Law.”

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

The Community Bank received grandfathering authority from the FDIC in 1993 to invest in listed stock and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Community Bank, or in the event that the Community Bank converts its charter or undergoes a change in control.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Historically, assessment rates ranged from seven to 77.5 basis points of each institution’s deposit assessment base. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base; the Community Bank’s assessment was within the lower part of that range in 2013, as was the assessment of the Commercial Bank.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, leaving it, instead, to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long-range fund ratio of 2%, which could result in our paying higher deposit insurance premiums in the future.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly, and is based on assessable deposits for the first three quarters and on assessable assets for the fourth quarter of the year. In the calendar year ending December 31, 2013, the payment averaged 0.64 basis points of assessable deposits and 0.62 basis points of assessable assets during the respective periods.

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

The Company, the Community Bank, the Commercial Bank, and their respective affiliates is affected by the monetary and fiscal policies of various agencies of the United States government, including the Federal Reserve System. In view of changing conditions in the national economy and the money markets, it is difficult for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, the Community Bank, or the Commercial Bank.

New York State Regulation

The Company is subject to regulation as a “multi-bank holding company” under New York State law since it controls two banking institutions. Among other requirements, this means that the Company must receive the approval of the New York State Banking Board prior to the acquisition of 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by an institution to its executive officers and directors in compliance with federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, govern loans by a savings bank or commercial bank to directors, executive officers, and principal shareholders. Under Section 22(h), loans to directors, executive officers, and shareholders who control, directly or indirectly, 10% or more of voting securities of an institution, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the institution’s total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of the voting securities of an institution, and their respective related interests, unless such loan is approved in advance by a majority of the board of the institution’s directors. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans aggregating over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as those offered in comparable transactions to other persons. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to executive officers over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

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

New York State Regulation

The Community Bank and the Commercial Bank are also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community (the “NYCRA”). Such obligations are substantially similar to those imposed by the CRA. The NYCRA requires the NYDFS to make a periodic written assessment of an institution’s compliance with the NYCRA, utilizing a four-tiered rating system, and to make such assessment available to the public. The NYCRA also requires the Superintendent of the NYDFS (the “Superintendent”) to consider the NYCRA rating when reviewing an application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or ATMs, and provides that such assessment may serve as a basis for the denial of any such application. The latest NYCRA rating received by the Community Bank was “satisfactory,” as was the latest rating received by the Commercial Bank.

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). Beginning January 23, 2014, the Banks are required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $89.0 million, plus 10% on the remainder, and the first $13.3 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the FHLB of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. Including $23.1 million of FHLB-Cincinnati stock acquired in the AmTrust acquisition and $1.2 million of FHLB-San Francisco stock acquired in the Desert Hills acquisition, the Community Bank held total FHLB stock of $542.2 million at December 31, 2013. In addition, the Commercial Bank held FHLB-NY stock of $19.2 million at that date. FHLB stock continued to be valued at par, with no impairment loss required.

For the fiscal years ended December 31, 2013 and 2012, dividends from the FHLBs to the Community Bank amounted to $18.2 million and $19.9 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $343,000 and $387,000, respectively, in the corresponding years.

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

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the Dodd-Frank Act, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Community Bank currently maintains 49 branches in New Jersey, 27 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 121 branches in New York State.

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

Consumer Protection Regulations

The retail activities of banks, including lending and the gathering of deposits, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations, including our mortgage banking business, are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act and Regulation Z , governing disclosures of credit terms to consumer borrowers;

•

The Home Mortgage Disclosure Act and Regulation C , requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act and Regulation B , prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act and Regulation V , governing the use and provision of information to consumer reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	The Truth in Savings Act and Regulation DD , which requires disclosure of deposit terms to consumers;

•	Regulation CC , which relates to the availability of deposit funds to consumers;

•

The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

The Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

In addition, the Banks and their subsidiaries may be subject to certain state laws and regulations designed to protect consumers.

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

Enterprise Risk Management

The Board of Directors is actively engaged in the process of overseeing our efforts to identify, measure, monitor, and mitigate risk. In connection with our efforts to practice sound risk management and to incorporate strong internal controls with regard to those risks with the potential to adversely impact the achievement of our goals and objectives, we have established an Enterprise Risk Management program, which follows the FRB’s guidance on the adequacy of risk management processes and internal controls.

Risk Management Roles and Responsibilities

Our Enterprise Risk Management (“ERM”) program is driven by our belief that the proper management of risk must start at, and be driven by, the highest organizational level. The following groups/individuals are responsible for ensuring our success in managing risk:

Board of Directors

The Board of Directors is responsible for the approval and oversight of the execution of the ERM Program; setting and revising the Company’s risk appetite in conjunction with the goals and objectives set forth in the Strategic Plan; and reviewing risk indicators against established risk limits, including those identified in the reports presented by the Chief Risk Officer.

Risk Assessment Committee

The Risk Assessment Committee of the Board of Directors is responsible for assisting the Board in its oversight of the Company’s risk management framework, including the policies and procedures used to manage the following risks: interest rate, credit, liquidity, legal/compliance, market, strategic, operational, reputation, and loss share compliance.

Chief Risk Officer

Reporting directly to both the Risk Assessment Committee of the Board of Directors and to the Chief Executive Officer, the Chief Risk Officer ensures that our ERM Policy is implemented across the Company and oversees the implementation of the ERM program. This responsibility includes ensuring that each Business Process Owner’s ERM survey is completed and that recommendations regarding risk scores are implemented; aggregating and categorizing risks; and reporting on the Company’s risk profile and risk indicators to Senior Management, the Risk Assessment Committee, and the Board of Directors itself. The Chief Risk Officer has oversight over all risk categories and, in this capacity, attends various management committee and Board of Directors’ meetings wherein risk-taking activities are vetted. The Chief Risk Officer also reviews changes to key Board-level policies prior to submission to the Board for approval.

Executive Oversight Group

The Executive Oversight Group (“EOG”) operates within the Office of the Chief Executive Officer. Its members are designated by the Chief Executive Officer or Chief Operating Officer, and are selected based on their knowledge and understanding of the Company’s business model and their expertise in the business areas each of them oversees. The members of the EOG are responsible for engaging in discussions with each Business Process Owner regarding new business objectives, material risks that currently exist or may be emerging in the future, and certain risk mitigants.

Senior Management

Senior Management (defined as the Chief Executive Officer, the Chief Operating Officer, and any other Senior Executive Vice President, or all or any group of them acting collectively) ensures that a risk management process with adequate resources is effectively implemented; that the Company’s corporate structure supports its risk management goals; and that a risk management process is integrated into the corporate culture.

Business Process Owners

Business Process Owners are officers of the Company who have primary responsibility for the day-to-day operations of their respective business units. Each Business Process Owner is responsible for ensuring that proper controls are in place to prudently mitigate risk, and for performing periodic self-assessments of risks and controls.

Internal Audit

Internal Audit is responsible for providing an independent assessment of ERM to the Audit Committee of the Board of Directors, and for validating the controls identified by the Business Process Owners when performing internal audits of the respective areas of responsibility. In addition, Internal Audit is responsible for communicating its audit findings to the Chief Risk Officer so that the self-assessment performed by each Business Process Owner may be revisited.

The Key Elements of Enterprise Risk Management

Our ERM program incorporates the principles set forth in the Enterprise Risk Management Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), which has eight key elements, described below:

Internal Environment

The commitment to integrating risk management at all levels is essential to the effective implementation of an ERM program. Our Board of Directors and management team, together with the members of our EOG, play an integral role in setting the tone throughout the Company, which is carried through to our Business Process Owners and employees, all of whom are critical to maintaining a proper environment for the management of risk.

Objective Setting

The ERM Program ensures that there is a process in place through which the Boards of the Company and the Banks establish a Strategic Plan to identify the goals and objectives that will support our overall mission; the strategies for achieving our goals and objectives; and the measures by which we will determine our success in fulfilling those goals and objectives. In addition, our ERM program ensures the alignment of the Strategic Plan with our Risk Appetite Statement and our stress testing activities.

Event Identification

To recognize and identify risks to the achievement of our goals and objectives from internal and external sources, we survey our key Business Process Owners on a quarterly basis, and conduct monthly meetings of the EOG. In this way, we not only focus on the risks we are currently facing, but also on risks that may arise in the future from new business initiatives, as well as from changes in our size, structure, personnel, business, and other strategic interests.

Risk Assessment

We analyze the risks we face in order to formulate a basis for determining how they should be managed. Accordingly, risks are assessed on both an inherent and residual basis (i.e., before controls are established and after such controls are applied), with both the likelihood and the impact of the risk being gauged. The risk assessment process is collaborative in nature, and includes the Business Process Owners, the ERM Department, and the members of the EOG.

Risk Response

Management addresses cases where actual risk levels are approaching or exceeding established limits, and considers alternative risk response options in order to reduce residual risk to an acceptable risk tolerance level. This includes taking into account established contingency and/or remedial actions, as described within our policies.

Control Activities

Adequate controls are designed and effectively implemented and maintained to ensure that inherent risks are reduced to acceptable levels. These controls are management tools that can be adjusted if conditions or risk tolerances change.

Information and Communication

Relevant information is identified, captured, and communicated in a form and timeframe that enable all relevant parties across, up, and down the organization, to effectively carry out their responsibilities. The ERM Department utilizes various channels to communicate such information, and to document risk information derived from the quarterly ERM surveys and the ERM dashboard reports.

Monitoring

We monitor our actual performance metrics against specific benchmarks and, where applicable, against Board-established limits through the use of our ERM dashboard, and through the active engagement of the Risk Assessment and Capital Assessment Committees of the Boards. Reports are produced with sufficient frequency to ensure that timely action is taken, as needed.

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

There are various risks and uncertainties that are inherent in our business. Following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition and results of operations, and that could cause the value of our common stock to decline significantly. Additional risks that are not currently known to us, or that we currently believe to be immaterial, also may have a material effect on our financial condition and results of operations. This report is qualified in its entirety by those risk factors.

Interest Rate Risks

Changes in interest rates could reduce our net interest income and mortgage banking income, and negatively impact the value of our loans, securities, and other assets. This could have a material adverse effect on our cash flows, financial condition, results of operations, and capital.

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

Our use of derivative financial instruments to mitigate the exposure to interest rate risk that stems from our mortgage banking business may not be effective, and may adversely affect our mortgage banking income, earnings, and stockholders’ equity.

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

Credit Risks

A decline in the quality of our assets could result in higher losses and the need to set aside higher loan loss provisions, thus reducing our earnings and our stockholders’ equity.

The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for loan losses and therefore reduce our earnings.

The loans we originate for investment are primarily multi-family loans and, to a lesser extent, CRE loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than the one-to-four family mortgage loans we produce for investment or for sale. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

Payments on multi-family and CRE loans generally depend on the income generated by the underlying properties which, in turn, depends on their successful operation and management. The ability of our borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. While we seek to minimize these risks through our underwriting policies, which generally require that such loans be qualified on the basis of the collateral property’s cash flows, appraised value, and debt service coverage ratio, among other factors, there can be no assurance that our underwriting policies will protect us from credit-related losses or delinquencies.

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

To minimize the risks involved in our specialty finance C&I lending and leasing, we participate in broadly syndicated loans that are brought to us by a select group of nationally recognized sources, and generally are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. The loans we fund fall into three distinct categories (asset-based lending, dealer floor plan lending, and equipment loan and lease financing) and each of our credits is secured with a perfected first security interest in the underlying collateral and structured as senior debt.

We seek to minimize the risks involved in our other C&I lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay an in-market C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operations of the business.

Although our losses on the loans we produce have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this record will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our further increasing our provisions for losses on loans. Either of these events would have an adverse impact on our net income.

Economic weakness in the New York metropolitan region, where the majority of the properties collateralizing our multi-family and commercial real estate loans are located, could have an adverse impact on our financial condition and results of operations.

Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our business depends significantly on general economic conditions in the New York metropolitan region, where the majority of the buildings and properties securing the multi-family, CRE, and ADC loans we originate for investment, and the businesses of the customers to whom we make our other C&I loans, are located.

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

The credit risk associated with the loans and OREO we acquired in our AmTrust and Desert Hills acquisitions is largely mitigated by our loss sharing agreements with the FDIC. Nonetheless, these assets are not without risk. Although the loans and OREO we acquired were initially accounted for at fair value, there is no assurance that they will not become impaired, which could result in their being charged off. Fluctuations in national, regional, and local economic conditions may increase the level of charge-offs on the loans we acquired in these transactions, and would therefore have an adverse impact on our net income. Such fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

Liquidity Risks

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations and also could subject us to material reputation and regulatory risk.

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

Legal/Compliance Risks

Inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the FRB. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Our capital ratios can change, depending on general economic conditions, our financial condition, our risk profile, and our plans for growth. Compliance with the FRB’s capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or expand.

Furthermore, it is possible that future regulatory changes could result in more stringent capital requirements including, among others, an increase in the levels of regulatory capital we are required to maintain, changes in the way regulatory capital is calculated, and increases in liquidity requirements, any and all of which could adversely affect our business and our ability to expand. For example, the implementation of certain regulatory changes under the Dodd-Frank Act resulted in the disqualification of previously issued and outstanding trust preferred securities as Tier 1 capital by January 1, 2016. Additionally, in early July 2013, the FRB approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Any additional requirements to increase our capital ratios or liquidity could have a material adverse effect on our financial condition, as this might necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. Such a requirement could also compel us to issue additional securities, thus diluting the value of our common stock.

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

Pursuant to the requirements of the Dodd-Frank Act, bank holding companies having $50 billion or more in total consolidated assets are subject to stricter prudential standards, including risk-based capital and leverage requirements, liquidity requirements, risk-management requirements, credit limits, dividend limits, and early remediation regimes. The Dodd-Frank Act permits, but does not require, the FRB to apply heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.

With consolidated assets of $46.7 billion at December 31, 2013, it is likely that we will reach or exceed the $50 billion threshold, whether through organic growth or through continuation of our growth-through-acquisition strategy.

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

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and is intended primarily for the protection of the DIF, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Any failure to comply with, or any change in, such regulation and supervision, or change in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary banks and other affiliates, and our operations.

Our operations are also subject to extensive legislation enacted, and regulation implemented, by other federal, state, and local governmental authorities, and to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Future changes in such laws, rules, requirements, and regulations also could have a material impact on our results of operations.

For example, in addition to creating the CFPB, the Dodd-Frank Act established new standards relating to regulatory oversight of systemically important financial institutions, derivatives transactions, asset-backed securitization, and mortgage origination and servicing, and limited the revenues banks can derive from debit card interchange fees. Extensive regulatory guidance is needed to implement and clarify many of the provisions of the Dodd-Frank Act and, although certain U.S. agencies have begun to initiate the required administrative processes, it is still too early in those processes to fully assess the impact of this legislation on our business, the rest of the banking industry, and the broader financial services industry.

In addition, the Federal Reserve Bank has proposed guidance on incentive compensation at the banking organizations it regulates, and the federal banking regulators have established higher capital and liquidity requirements for banks. Complying with any new legislative or regulatory requirements, and any programs established thereunder by federal and state governments to address economic weakness, could have an adverse impact on our results of operations, our ability to fill positions with the most qualified candidates available, and our ability to maintain our dividend.

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

Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, based upon the size, scope, and complexity of the Company.

As a financial institution, we are subject to a number of risks, including credit, interest rate, liquidity, market, operational, legal/compliance, loss sharing compliance, reputational, and strategic. Our ERM framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

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

Market Risks

A decline in economic conditions could adversely affect the value of the loans we originate and the securities in which we invest.

Although economic and real estate conditions continued to improve in 2013, and although we have taken, and continue to take, steps to reduce our exposure to the risks that stem from adverse changes in such conditions, we nonetheless could be impacted by them to the degree that they affect the loans we originate, the securities we invest in, and our portfolios of covered and non-covered loans.

Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from high unemployment, among other economic conditions, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans in our portfolio. Deterioration in economic conditions also could subject us and our industry to increased regulatory scrutiny and could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowances; this, in turn, could necessitate an increase in our provisions for loan losses, which would reduce our earnings and capital. Furthermore, declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and, therefore, our capital. Additionally, continued economic weakness could reduce the demand for our products and services, which would adversely impact our liquidity and the revenues we produce.

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

Although the economy continued to show signs of improvement in 2013, renewed economic or market turmoil could occur in the near or long term, which could negatively affect our business, our financial condition, and our results of operations, as well as volatility in the price and trading volume of our common stock.

Strategic Risks

Extreme competition for loans and deposits could adversely affect our ability to expand our business and therefore could adversely affect our financial condition and results of operations.

We face significant competition for loans and deposits from other banks and financial institutions, both within and beyond our local markets. We compete with other commercial banks and savings banks, as well as with credit unions and investment banks, for deposits, and with the same financial institutions and others (including mortgage brokers and insurance companies) for loans. We also compete with companies that solicit loans and deposits over the Internet.

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

Furthermore, mergers and acquisitions involve a number of risks and challenges, including:

•	Our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions, into our current operations;

•	Our ability to limit the outflow of deposits held by our new customers in the acquired branches, and to successfully retain and manage the loans we acquire;

•	Our ability to attract new deposits, and to generate new interest-earning assets, in geographic areas we have not previously served;

•	Our success in deploying any cash received in a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	Our ability to control the incremental non-interest expense from the acquired branches in a manner that enables us to maintain a favorable efficiency ratio;

•	Our ability to retain and attract the appropriate personnel to staff the acquired branches and conduct any acquired operations;

•	Our ability to earn acceptable levels of interest and non-interest income, including fee income, from the acquired branches;

•	The diversion of management’s attention from existing operations;

•	Our ability to address an increase in working capital requirements; and

•	Limitations on our ability to successfully reposition the post-merger balance sheet, when deemed appropriate.

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

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. In addition, should the Company reach or exceed the threshold for classification as an institution that is subject to Comprehensive Capital Analysis and Review (“CCAR”) (i.e., an institution with consolidated assets of $50 billion or more), we would be subject to the stricter prudential standards, including for dividend payments, required by the Dodd-Frank Act. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

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

Although the economy continued to show signs of improvement in 2013, renewed economic or market turmoil could occur in the near or long term, which could negatively affect our business, our financial condition, and our results of operations, as well as volatility in the price and trading volume of our common stock.

Operational Risks

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

In accordance with the Dodd-Frank Act, banking organizations with $10 billion to $50 billion in assets are required to perform annual capital stress tests. For the Company, these requirements will become effective in the first quarter of 2014. While public disclosure of our 2013 stress test results is not required, this will no longer be the case for the following year. The results of our capital stress tests and the application of certain capital rules may result in constraints being placed on our capital distributions or require that we increase our regulatory capital under certain circumstances.

In addition, the processes we use to estimate the effects of changing interest rates, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If the models we use in the process of managing our interest rate and other risks prove to be inadequate or inaccurate, we could incur increased or unexpected losses which, in turn, could adversely affect our earnings and capital.

Also, the assumptions we utilize for our stress tests may not meet with regulatory approval, which could result in our stress tests receiving a failing grade. In addition to adversely affecting our reputation, failing our stress tests would likely preclude or delay our growth through acquisition, and would likely lead to a reduction in our quarterly cash dividends.

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

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have an impact on information security.

In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information, or that of our customers, clients, or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We also may be subject to litigation and financial losses that either are not insured against or not fully covered through any insurance we maintain.

In addition, we routinely transmit and receive personal, confidential, and proprietary information by e-mail and other electronic means. We have discussed, and worked with our customers, clients, and counterparties to develop, secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.

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

Reputational Risk

Damage to our reputation could significantly harm the businesses we engage in, as well as our competitive position and prospects for growth.

Our ability to attract and retain investors, customers, clients, and employees could be adversely affected if our reputation were damaged. Significant harm to our reputation could arise from many sources, including employee misconduct, litigation, or regulatory outcomes; failure to deliver minimum standards of service and quality; compliance failures, unethical behavior, unintended disclosure of confidential information; and the activities of our clients, customers, and/or counterparties. Actions by the financial services industry in general, or by certain entities or individuals within it, also could have a significantly adverse impact on our reputation.

Our actual or perceived failure to identify and address various issues also could give rise to reputational risk that could significantly harm us and our business prospects, including failure to properly address operational risks. These issues include legal and regulatory requirements; consumer protection, fair lending, and privacy issues; properly maintaining customer and associated personal information; record keeping; protecting against money laundering; sales and trading practices; and ethical issues.

Loss Share Compliance Risk

If the FDIC were to exercise its right to refuse or delay reimbursements for losses incurred on the loans acquired in our AmTrust and Desert Hills acquisitions, the impact on our earnings could be adverse.

The loans we acquired in our AmTrust and Desert Hills acquisitions are covered by loss sharing agreements with the FDIC. Under the terms of the agreements, the FDIC will reimburse us for 80% of losses on such covered loans up to a certain threshold, and for 95% of losses incurred on such covered loans beyond the initial amount. However, our failure to manage the loss sharing agreements in accordance with their respective terms could result in the FDIC refusing to reimburse us, or delaying payment, either of which actions could adversely impact our earnings to varying degrees.

To ensure that our loss sharing agreements are properly managed, we have established certain standards and procedures that are designed to effectively control our exposure to loss share compliance risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Although we own certain of our branch offices as well as other buildings, the majority of our facilities are leased under various lease and license agreements that expire at various times. (Please see Note 10, “Commitments and Contingencies: Lease and License Commitments” in Item 8, “Financial Statements and Supplementary Data”.) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

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

At December 31, 2013, the number of outstanding shares was 440,809,365 and the number of registered owners was approximately 13,000. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2013 and 2012:

		Market Price
	Dividends Declared per Common Share	High	Low	Close
2013
1st Quarter	$0.25	$14.36	$12.90	$14.35
2nd Quarter	0.25	14.38	12.91	14.00
3rd Quarter	0.25	15.86	13.99	15.11
4th Quarter	0.25	16.88	15.11	16.85

2012
1st Quarter	$0.25	$14.04	$12.26	$13.91
2nd Quarter	0.25	13.96	11.47	12.53
3rd Quarter	0.25	14.24	11.94	14.16
4th Quarter	0.25	15.05	12.40	13.10

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On July 2, 2013, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2013 with the cumulative total returns on a broad market index and a peer group index during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE. The peer group index chosen was the SNL U.S. Bank and Thrift Index, which was comprised of 444 bank and thrift institutions, including the Company, as of the date of this report. The data for the indices included in the graph were provided to us by SNL Financial.

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2008 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2008

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2013

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013

New York Community Bancorp, Inc.	$100.00	$132.52	$182.84	$128.30	$146.63	$202.13

S&P Mid-Cap 400 Index	$100.00	$137.37	$173.98	$170.97	$201.54	$268.97

SNL U.S. Bank and Thrift Index	$100.00	$98.66	$110.14	$85.64	$115.00	$157.46

Share Repurchases

Shares Repurchased Pursuant to the Company’s Stock-Based Incentive Plans

Participants in the Company’s stock-based incentive plans may have shares of common stock withheld to fulfill the income tax obligations that arise in connection with their exercise of stock options and the vesting of their stock awards. Shares that are withheld for this purpose are repurchased pursuant to the terms of the applicable stock-based incentive plan, rather than pursuant to the share repurchase program authorized by the Board of Directors, described below.

During the twelve months ended December 31, 2013, the Company allocated $5.3 million toward the repurchase of shares of its common stock, including $966,000 in the fourth quarter, as indicated in the following table:

(dollars in thousands, except per share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2013	304,830	$13.38	$4,080
Second Quarter 2013	8,663	13.60	118
Third Quarter 2013	10,617	14.68	156
Fourth Quarter 2013:
October	370	16.08	6
November	—	—	—
December	59,160	16.23	960

Total Fourth Quarter 2013	59,530	16.23	966

2013 Total	383,640	$13.87	$5,320

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at December 31, 2013. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2013	2012	2011	2010 (1)	2009 (2)
EARNINGS SUMMARY:
Net interest income	$1,166,616	$1,160,021	$1,200,421	$1,179,963	$905,325
Provision for losses on non-covered loans	18,000	45,000	79,000	91,000	63,000
Provision for losses on covered loans	12,758	17,988	21,420	11,903	—
Non-interest income	218,830	297,353	235,325	337,923	157,639
Non-interest expense:
Operating expenses	591,778	593,833	574,683	546,246	384,003
Amortization of core deposit intangibles	15,784	19,644	26,066	31,266	22,812
Income tax expense	271,579	279,803	254,540	296,454	194,503
Net income	475,547	501,106	480,037	541,017	398,646
Basic earnings per share	$1.08	$1.13	$1.09	$1.24	$1.13
Diluted earnings per share	1.08	1.13	1.09	1.24	1.13
Dividends paid per common share	1.00	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets	1.07%	1.18%	1.17%	1.29%	1.20%
Return on average stockholders’ equity	8.46	9.06	8.73	10.03	9.29
Average stockholders’ equity to average assets	12.66	13.02	13.38	12.89	12.89
Operating expenses to average assets	1.33	1.40	1.40	1.31	1.15
Efficiency ratio	42.71	40.75	40.03	35.99	36.13
Interest rate spread	2.90	3.11	3.37	3.45	2.98
Net interest margin	3.01	3.21	3.46	3.45	3.12
Dividend payout ratio	92.59	88.50	91.74	80.65	88.50
BALANCE SHEET SUMMARY:
Total assets	$46,688,287	$44,145,100	$42,024,302	$41,190,689	$42,153,869
Loans, net of allowances for loan losses	32,727,507	31,580,636	30,152,154	29,041,595	28,265,208
Allowance for losses on non-covered loans	141,946	140,948	137,290	158,942	127,491
Allowance for losses on covered loans	64,069	51,311	33,323	11,903	—
Securities	7,951,020	4,913,528	4,540,516	4,788,891	5,742,243
Deposits	25,660,992	24,877,521	22,325,654	21,890,328	22,418,384
Borrowed funds	15,105,002	13,430,191	13,960,413	13,536,116	14,164,686
Stockholders’ equity	5,735,662	5,656,264	5,565,704	5,526,220	5,366,902
Common shares outstanding	440,809,365	439,050,966	437,344,796	435,646,845	433,197,332
Book value per share (3)	$13.01	$12.88	$12.73	$12.69	$12.40
Stockholders’ equity to total assets	12.29%	12.81%	13.24%	13.42%	12.73%
ASSET QUALITY RATIOS (excluding covered assets):
Non-performing non-covered loans to total non-covered loans	0.35%	0.96%	1.28%	2.63%	2.47%
Non-performing non-covered assets to total non-covered assets	0.40	0.71	1.07	1.77	1.41
Allowance for losses on non-covered loans to non-performing non-covered loans	137.10	53.93	42.14	25.45	22.05
Allowance for losses on non-covered loans to total non-covered loans	0.48	0.52	0.54	0.67	0.55
Net charge-offs to average loans (4)	0.05	0.13	0.35	0.21	0.13
ASSET QUALITY RATIOS (including covered assets):
Total non-performing loans to total loans	0.97	1.88	2.30	3.52	2.23
Total non-performing assets to total assets	0.91	1.47	1.97	2.61	1.54
Allowances for loan losses to total non-performing loans	65.40	33.50	25.34	17.34	20.10
Allowances for loan losses to total loans	0.63	0.63	0.58	0.61	0.45

(1)	The Company acquired certain assets and assumed certain liabilities of Desert Hills Bank on March 26, 2010. Accordingly, the Company’s 2010 earnings reflect combined operations from that date.
(2)	The Company acquired certain assets and assumed certain liabilities of AmTrust Bank (“AmTrust”) on December 4, 2009. Accordingly, the Company’s 2009 earnings reflect combined operations from that date.
(3)	The calculation of book value per share at December 31, 2009 excludes 299,248 unallocated Employee Stock Ownership Plan (“ESOP”) shares from the number of shares outstanding.
(4)	Average loans include covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, a thrift, with 243 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 30 branches in Metro New York. With assets of $46.7 billion at December 31, 2013, we rank among the 20 largest bank holding companies in the nation and, with deposits of $25.7 billion at that date, we rank among its 25 largest depositories.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In support of this mission, we maintain a business model that has been consistent over the course of decades, as described below:

•	We originate multi-family loans on non-luxury apartment buildings in New York City that are subject to rent regulation and feature below-market rents;

•	We underwrite our loans in accordance with conservative credit standards in order to maintain a high level of asset quality;

•	We operate at a high level of efficiency; and

•	We grow through accretive acquisitions of other financial institutions, branches, and/or deposits.

The merits of this time-tested business model are reflected in the following achievements:

•	We are the leading producer of multi-family loans for portfolio in New York City;

•	We have produced a consistent record of above-average asset quality;

•	We consistently rank among the nation’s most efficient bank holding companies; and

•	We have generated solid earnings and maintained a consistent position of capital strength.

In January 2010, we added a fifth component to our business model: originating one-to-four family mortgage loans through NYCB Mortgage Company, LLC, our mortgage banking subsidiary, and selling the vast majority of those loans, servicing retained, to government-sponsored enterprises (“GSEs”). With $35.0 billion of one-to-four family loans produced since the inception of this business, we typically have ranked among the nation’s top 20 aggregators of one-to-four family mortgage loans.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest. In 2013, the average five-year Constant Maturity Treasury rate (the “CMT”) rose to 1.17% from 0.76% in 2012. The highs in the respective years were 1.85% and 1.22% and the lows were 0.65% and 0.56%.

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In 2013, residential mortgage interest rates rose from the year-earlier level and our production of one-to-four family loans consequently declined.

The impact of market interest rates on our multi-family and commercial real estate lending is far less overt than the impact on our production of one-to-four family mortgage loans. Because the multi-family and commercial real estate loans we produce generate prepayment penalty income when they repay, the impact of repayment activity can be especially meaningful. While prepayment penalty income reached $120.4 million in 2012, then establishing a record, that volume was exceeded in 2013. In the twelve months ended December 31, 2013, prepayment penalty income contributed $136.8 million to interest income, exceeding the year-earlier level by $16.5 million.

Also less overt, but nonetheless having an impact on our operations, if not performance, has been the significant increase in regulation and supervision required under the Dodd-Frank Act. The Dodd-Frank Act requires all but the smallest financial institutions to comply with a still-evolving plethora of rules and regulations intended by Congress to reduce the risk of another economic crisis of the magnitude the nation experienced in 2008. Accordingly, we have allocated significant resources to enhancing our enterprise risk management program, including through the process of stress testing our financial results. In accordance with the Dodd-Frank Act, our 2013 stress test results will be submitted to our federal regulators on or before March 31, 2014.

While the costs of compliance have added meaningfully to our operating expenses, the impact was more than offset in 2013 by a decline in our FDIC deposit insurance assessments, and the expenses associated with the management and sale of foreclosed real estate, as the quality of our assets continued to improve.

Because of our unique lending niche and our conservative underwriting standards, the losses on loans we experienced during and since the 2008 economic crisis have been well below the averages for our industry peers. In 2013, net charge-offs declined $24.3 million year-over-year, to $17.0 million, representing 0.05% of average loans. In addition, non-performing non-covered loans declined $157.8 million year-over-year, to $103.5 million, representing 0.35% of total non-covered loans at December 31st.

Among the factors contributing to the improvement in our asset quality measures were the various economic improvements reflected in the tables below:

Unemployment

The following table presents the primarily downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	For the Month Ended December 31,
	2013	2012
Unemployment rate:
United States	6.7%	7.8%
New York City	7.5	8.8
Arizona	7.3	7.9
Florida	5.9	7.9
New Jersey	6.7	9.3
New York	6.6	8.2
Ohio	6.6	6.6

Home Prices

Home prices have been increasing in the U.S., and more specifically, in our local markets, according to the S&P/Case-Shiller Home Price Index, as noted below:

	For the Twelve Months Ended December 31,
	2013	2012
Change in home prices:
U.S.*	13.4%	6.8%
Greater Cleveland	4.5	2.9
Greater Miami	16.5	10.6
Metro New York	6.3	(0.5)
Greater Phoenix	15.3	23.0

*	20-City Composite

Office and Residential Vacancy Rates

As reported by Jones Lang LaSalle, the office vacancy rate in Manhattan (where 36.0% of our multi-family loans and 53.2% of our commercial real estate credits are located) was slightly lower in the three months ended December 31, 2013 than it was in the year-earlier three months. At the same time, residential vacancy rates, as reported by the U.S. Department of Commerce, decreased in all but one of the five states served by our deposit franchise, as indicated in the following table:

	For the Three Months Ended December 31,
	2013	2012
Manhattan office vacancy rate:	11.1%	11.2%
Residential rental vacancy rates:
Arizona	10.7	10.8
Florida	9.5	11.9
New Jersey	7.4	11.7
New York	5.8	5.2
Ohio	6.6	9.8

Meanwhile, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 414,000 in December 2013, exceeding the December 2012 level by 4.5%, according to the estimates set forth in a U.S. Commerce Department report issued on January 27, 2014.

In addition, the Consumer Confidence Index® was 77.5 in December 2013, as compared to 65.1 in December 2012. An index level of 90 or more is considered indicative of a strong economy.

Against this economic backdrop, we grew our assets to $46.7 billion at December 31, 2013, and generated earnings of $475.5 million, or $1.08 per diluted share, in the twelve months ended at that date. A detailed discussion and analysis of our 2013 performance follows.

Recent Events

On January 28, 2014, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 21, 2014 to shareholders of record at the close of business on February 10, 2014.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses; the valuation of mortgage servicing rights (“MSRs”); the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance for deferred tax assets.

The judgments used by management in applying these critical accounting policies may be influenced by adverse changes in the economic environment, which may result in changes to future financial results.

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans is increased by provisions for non-covered loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Although non-covered loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted in the following discussion, the process for establishing the allowance for losses on non-covered loans is the same for each of the Community Bank and the Commercial Bank. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on our evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to non-covered loans individually evaluated for impairment in our portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis.

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

We also follow a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories maintained. Our historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience, including, but not limited to:

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

•

Assessment of the aforementioned factors by the pertinent members of the Boards of Directors and management when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

•	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In order to determine their overall adequacy, each of the respective non-covered loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors (the “Mortgage Committee”) or the Credit Committee of the Board of Directors of the Commercial Bank (the “Credit Committee”), as applicable.

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

Allowance for Losses on Covered Loans

We have elected to account for the loans acquired in the AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions (i.e., our covered loans) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we maintain the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under our loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, we periodically perform an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages.

Please see Note 6, “Allowances for Loan Losses” for a further discussion of our allowance for losses on covered loans as well as additional information about our allowance for losses on non-covered loans.

Mortgage Servicing Rights (“MSRs”)

We recognize the right to service mortgage loans for others as a separate asset referred to as mortgage servicing rights, or “MSRs.” MSRs are generally recognized when one-to-four family loans are sold or securitized, servicing retained, and are initially recorded, and subsequently carried, at fair value.

We base the fair value of our MSRs on the present value of estimated future net servicing income cash flows, utilizing an internal valuation model. The model we utilize is based on assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. We reassess, and periodically adjust, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of MSRs are reported in “Mortgage banking income” in the period during which such changes occur.

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

The fair values of our securities, and particularly our fixed-rate securities, are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in “Non-interest income.” Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the year ended December 31, 2013.

The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment in 2013. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

We performed our annual goodwill impairment test as of December 31, 2013 and found no indication of goodwill impairment at that date.

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

In January 2014, the Governor of the State of New York submitted a budget that, if enacted, is expected to change the manner in which all corporations, including financial institutions and their affiliates, are taxed in New York State. The following changes would be likely to have the most direct impact on the measure of our New York State tax liabilities, if enacted:

•

New York State tax will be determined by measuring the apportioned income of the combined group of all domestic affiliates of a New York taxpayer that participate in a unitary business relationship, rather than by applying differing rules based on the tax status of each affiliate;

•	Taxable income will be apportioned to New York based on the location of the taxpayer’s customers, rather than the location of the taxpayer’s offices and branches; and

•	The statutory tax rate will be reduced from 7.1% to 6.5%.

Most of the provisions in the proposed budget are effective for fiscal years beginning in 2015; however, the statutory tax rate will not be reduced until 2016. As of the date of this filing, it cannot be determined if the New York State Legislature will enact all or some portion of the proposed tax reform provisions. It is possible that the enactment date could occur in the first or second quarter of 2014.

Upon any tax law change, the net deferred tax balance is recomputed and the change is reflected in earnings in the quarter of enactment. If all of the New York State provisions are enacted as currently proposed, we estimate that the recomputation will result in an increase in income tax expense ranging from $3.0 million to $5.0 million, followed by a small reduction in annual tax expense beginning in 2015. However, these estimated amounts would be affected by any changes in our operations, structure, or profitability.

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2013, we recorded total assets of $46.7 billion, reflecting a $2.5 billion, or 5.8%, increase from the year-earlier amount. The growth of our assets was primarily attributable to the deployment of our cash flows into interest-earning assets, with loans rising $1.2 billion year-over-year, to $32.9 billion, and total securities rising $3.0 billion during this time to $8.0 billion.

Deposits grew $783.5 million year-over-year, to $25.7 billion, representing 55.0% of total assets at December 31, 2013. While NOW and money market accounts and savings accounts together rose $3.5 billion, the increase was largely tempered by a $2.2 billion decrease in certificates of deposit (“CDs”) and a lesser decrease in non-interest-bearing accounts to $2.3 billion. Borrowed funds rose $1.7 billion year-over-year, to $15.1 billion, driven by a like increase in wholesale borrowings to $14.7 billion.

Stockholders’ equity rose $79.4 million year-over-year to $5.7 billion, representing 12.29% of total assets and a book value per share of $13.01. Tangible stockholders’ equity rose $95.2 million during this time, to $3.3 billion, representing 7.42% of tangible assets and a tangible book value per share of $7.45. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

Loans

Total loans grew $1.2 billion year-over-year, to $32.9 billion, representing 70.5% of total assets at December 31, 2013. Covered loans represented $2.8 billion, or 8.5%, of the year-end 2013 balance, and non-covered loans accounted for the remaining $30.1 billion, or 91.5%. Included in non-covered loans were $29.8 billion of loans held for investment, representing 90.6% of the total loan balance, and $306.9 million of loans held for sale.

Covered Loans

In December 2009 and March 2010, we acquired certain assets and assumed certain liabilities of AmTrust and Desert Hills, respectively, in FDIC-assisted acquisitions. Covered loans refers to the loans we acquired in those transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At December 31, 2013, covered loans represented $2.8 billion, or 8.5%, of the total loan balance, a decline from $3.2 billion, representing 10.3% of total loans, at the prior year-end. The decline in covered loans was primarily due to repayments.

One-to-four family loans, originated at both fixed and adjustable rates, represented $2.5 billion of total covered loans at the end of December, with all other types of covered loans representing $259.4 million, combined. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

At December 31, 2013, $2.0 billion, or 71.3%, of the loans in our covered loan portfolio were variable rate loans, with a weighted average interest rate of 3.52%. The remainder of the covered loan portfolio consisted of fixed rate loans.

At December 31, 2013, the interest rates on 91.6% of our covered variable rate loans were scheduled to reprice within twelve months and annually thereafter. We generally expect such loans to reprice at lower interest rates. The interest rates on the variable rate loans in the covered loan portfolio are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

In 2013, we recorded a provision for losses on covered loans of $12.8 million, as compared to $18.0 million in 2012. The reduction reflects an increase in expected cash flows from certain pools of acquired loans that previously had experienced a decline in credit quality. The respective provisions were largely offset by FDIC indemnification income of $10.2 million and $14.4 million, recorded in non-interest income in the corresponding years.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at December 31, 2013:

(in thousands)
Florida	$488,074
California	485,638
Arizona	225,035
Ohio	178,634
Massachusetts	130,352
Michigan	126,062
Illinois	96,221
New York	93,309
Maryland	71,389
Nevada	65,343
New Jersey	63,128
Minnesota	61,552
Texas	61,522
All other states	642,359

Total covered loans	$2,788,618

Loan Maturity and Repricing Analysis: Covered Loans

The following table sets forth the maturity or period to repricing of our covered loan portfolio at December 31, 2013. Loans that have adjustable rates are shown as being due or repricing in the period during which their interest rates are next subject to change.

	Covered Loans at December 31, 2013
(in thousands)	One-to-Four Family	All Other Loans	Total Loans
Amount due or repricing:
Within one year	$1,515,662	$244,587	$1,760,249
After one year:
One to five years	9,807	6,828	16,635
Over five years	1,003,731	8,003	1,011,734

Total due or repricing after one year	1,013,538	14,831	1,028,369

Total amounts due or repricing, gross	$2,529,200	$259,418	$2,788,618

The following table sets forth, as of December 31, 2013, the dollar amount of all covered loans due or repricing after December 31, 2014, and indicates whether such loans have fixed or adjustable rates of interest.

	Due or Repricing after December 31, 2014
(in thousands)	Fixed	Adjustable	Total
One-to-four family	$838,090	$175,448	$1,013,538
All other loans	7,953	6,878	14,831

Total loans	$846,043	$182,326	$1,028,369

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $29.8 billion at the end of December, representing 90.6% of total loans, 63.9% of total assets, and a $2.6 billion, or 9.4%, increase from the balance at December 31, 2012. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated, with the remainder having been acquired in our business combinations prior to 2009.

In 2013, originations of held-for-investment loans totaled $11.2 billion, exceeding the year-earlier volume by $2.2 billion, or 24.4%. While portfolio growth was tempered by repayments, we benefited from the related rise in prepayment penalty income, as further discussed under “Net Interest Income” later in this discussion and analysis of financial condition and results of operations.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $7.4 billion, or 66.5%, of the loans we produced in 2013 for investment, exceeding the year-earlier volume by $1.6 billion, or 28.1%. While refinancing activity contributed to the record volume of multi-family loan originations, the increase also reflects the improvement in our primary real estate market, which prompted a significant increase in property transactions during the year.

At December 31, 2013, multi-family loans represented $20.7 billion, or 69.4%, of total non-covered loans held for investment, reflecting a year-over-year increase of $2.1 billion, or 11.3%. At December 31, 2013 and 2012, the average multi-family loan had respective principal balances of $4.5 million and $4.1 million; the expected weighted average life of the portfolio was 2.9 years at both of those dates.

The vast majority of our multi-family loans are made to long-term owners of buildings with apartments that are subject to rent regulation and feature below-market rents. Our borrowers typically use the funds we provide to make certain improvements to the apartments and common areas in their buildings, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows to borrow against in future years. We also make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

In addition to underwriting multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the buildings’ current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten or twelve years, with a fixed rate of interest for the first five or seven years of the loan, and an alternative rate of interest in years six through ten or eight through twelve. The rate charged in the first five or seven years is generally based on intermediate-term interest rates plus a spread. During the remaining years, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. The expected weighted average life of the portfolio at December 31, 2013 and 2012, 2.9 years, is indicative of this practice.

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

Our success as a multi-family lender partly reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the cash flows produced by the properties. The process of producing such loans is generally four to six weeks in duration and, because the multi-family market is largely broker-driven, the expense incurred in sourcing such loans is substantially reduced.

At December 31, 2013, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 76.9% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, the State of New York was home to 5.0%, with New Jersey and Pennsylvania accounting for 7.4% and 4.5%, respectively. The remaining 6.2% of multi-family loans were secured by buildings outside these markets, including in the three other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative loan-to-value ratios (“LTVs”) our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses, even when the credit cycle has taken a downward turn.

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

Accordingly, while our multi-family lending niche has not been immune to downturns in the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, they have been more likely to retain their tenants in adverse economic times. In addition, we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties, and exclude any short-term property tax exemptions and abatement benefits the property owners receive.

Commercial Real Estate Loans

At December 31, 2013, CRE loans represented $7.4 billion, or 24.7%, of total loans held for investment, as compared to $7.4 billion, or 27.3%, at December 31, 2012. At the respective year-ends, the average CRE loan had a principal balance of $4.7 million and $4.6 million, and the portfolio had an expected weighted average life of 3.3 years and 3.4 years. In 2013, CRE loans represented $2.2 billion, or 19.4%, of the loans we produced for investment; in 2012, the comparable volume and percentage were $2.4 billion and 26.8%.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2013, 73.2% of our CRE loans were secured by properties in New York City, primarily Manhattan, while properties on Long Island, other parts of New York State, and New Jersey accounted for 13.4%, 2.7%, and 6.7%, respectively. Another 1.4% of CRE properties were located in Pennsylvania, while all other states accounted for 2.6%, combined.

The pricing of our CRE loans is similar to the pricing of our multi-family credits, i.e., with a fixed rate of interest for the first five or seven years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten or eight through twelve, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

Prepayment penalties apply to our CRE loans, as they do to our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination, as reflected in the expected weighted average life of the CRE portfolio noted above.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum DSCR of 130% and a maximum LTV of 65%. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases.

One-to-Four Family Loans

We originate agency-conforming one-to-four family loans through our mortgage banking business in Cleveland or, in some states, directly through the Community Bank. The vast majority of the one-to-four family loans we produce are aggregated for sale with others produced by our mortgage banking clients throughout the nation. These loans are generally sold, servicing retained, to government-sponsored enterprises (“GSEs”). (For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this discussion and analysis.)

For many years, the vast majority of our one-to-four family loans held for investment were loans we had acquired in our merger transactions prior to 2009. However, in 2012, we began to capitalize on our proprietary mortgage banking platform to originate one-to-four family loans for our own portfolio. Initially, the one-to-four family loans we produced for investment were all hybrid jumbo credits. In 2013, we began to retain agency-conforming one-to-four family hybrid loans and select jumbo fixed rate loans. Accordingly, the balance of one-to-four family loans held for investment rose $357.3 million year-over-year to $560.7 million, representing 1.9% of total held-for-investment loans at December 31, 2013. At the prior year-end, the comparable percentage was 0.75%.

Acquisition, Development, and Construction Loans

At December 31, 2013, ADC loans represented $344.1 million, or 1.2%, of total loans held for investment, reflecting a $53.8 million decrease from the balance at December 31, 2012. Reflecting our primary focus on multi-family and CRE lending, we originated a modest $149.9 million of ADC loans over the course of the year.

At December 31, 2013, 65.3% of the loans in our ADC portfolio were for land acquisition and development; the remaining 34.7% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Loan terms vary based upon the scope of the construction, and generally range from 18 to 24 months; they also feature a floating rate of interest tied to prime, with a floor. In addition, 79.8% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2013, we recovered losses against guarantees of $1.4 million, as compared to $3.0 million in the prior year. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. Reflecting repayments and charge-offs of certain non-performing credits, 0.75% of the loans in our ADC loan portfolio were non-performing at the end of this December, as compared to 3.0% at December 31, 2012.

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

Other Loans

Other loans totaled $852.7 million at December 31, 2013, representing 2.9% of total loans held for investment and a $212.8 million, or 33.3%, increase from the year-earlier amount. C&I loans represented $813.7 million, or 95.4%, of the current year-end total, as compared to $590.0 million, representing 92.2%, at December 31, 2012.

The increase in C&I loans was primarily due to our establishment of a new subsidiary, NYCB Specialty Finance Company, Inc., in the second quarter of 2013. Located in Foxboro, Massachusetts, the subsidiary is staffed by a group of industry veterans with expertise in originating and underwriting senior secured debt. The subsidiary participates in broadly syndicated loans that are brought to us by a select group of nationally recognized sources, and generally are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. The loans we fund fall into three distinct categories (asset-based lending, dealer floor plan lending, and equipment loan and lease financing) and each of our credits is secured with a perfected first security interest in the underlying collateral and structured as senior debt. The pricing of our asset-based and dealer floor plan loans are at floating rates tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over treasuries. At December 31, 2013, specialty finance loans represented $172.7 million of total C&I loans, including $101.4 million of equipment leases, and accounted for $257.5 million of the C&I loans we produced during the year.

In contrast to the loans produced by our specialty finance subsidiary, the other C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. Other C&I loans represented $641.0 million of total C&I loans at December 31, 2013, and accounted for $736.2 million of total C&I loans produced over the course of the year.

The other C&I loans we produce are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, letters of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of other C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of other C&I loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. Other C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

The interest rates on our other C&I loans can be fixed or floating, with floating rate loans being tied to prime or some other market index, plus an applicable spread. Our floating rate loans may or may not feature a floor rate of interest. The decision to require a floor on other C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

An added benefit of other C&I lending is the opportunity to establish full-scale banking relationships with our borrowers. Many of our borrowers provide us with deposits, and many take advantage of our fee-based cash management, investment, and trade finance services.

The remainder of the “other” loan portfolio consists primarily of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our pre-2009 merger partners prior to their joining the Company. We currently do not offer home equity loans or lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies and procedures approved by the Mortgage Committee, the Credit Committee, and the respective Boards of Directors.

In accordance with the Banks’ policies, all loans originated by the Banks are presented to the Mortgage Committee or the Credit Committee, as applicable, and all loans of $10.0 million or more are reported to the respective Boards of Directors. In 2013, 224 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $5.3 billion at origination. In 2012, 177 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance at origination of $5.0 billion.

At December 31, 2013, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at that date. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan, and, as of the date of this report, has been current since the origination date.

Geographical Analysis of Held-for-Investment Loans

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2013:

	At December 31, 2013
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,440,951	35.95%	$3,919,474	53.22%
Brooklyn	3,657,166	17.67	542,243	7.36
Bronx	2,345,073	11.33	194,070	2.64
Queens	2,414,045	11.66	690,885	9.38
Staten Island	62,274	0.30	42,738	0.58

Total New York City	$15,919,509	76.91%	$5,389,410	73.18%

Long Island	390,865	1.89	983,161	13.35
Other New York State	639,807	3.09	198,601	2.70
New Jersey	1,534,526	7.41	494,037	6.71
Pennsylvania	925,735	4.47	105,854	1.44
All other states	1,289,485	6.23	193,168	2.62

Total	$20,699,927	100.00%	$7,364,231	100.00%

In addition, the largest concentrations of one-to-four family loans and ADC loans in our portfolio of loans held for investment were located in California and New York City, totaling $272.2 million and $274.5 million, respectively. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Non-Covered Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2013. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

	Non-Covered Loans Held for Investment at December 31, 2013
(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$601,456	$667,414	$25,474	$333,440	$430,410	$2,058,194
After one year:
One to five years	11,994,707	3,350,779	3,181	10,621	384,863	15,744,151
Over five years	8,103,764	3,346,038	532,075	39	37,454	12,019,370

Total due or repricing after one year	20,098,471	6,696,817	535,256	10,660	422,317	27,763,521

Total amounts due or repricing, gross	$20,699,927	$7,364,231	$560,730	$344,100	$852,727	$29,821,715

The following table sets forth, as of December 31, 2013, the dollar amount of all non-covered loans held for investment that are due after December 31, 2014, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2014
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$4,348,155	$15,750,316	$20,098,471
Commercial real estate	1,823,447	4,873,370	6,696,817
One-to-four family	53,159	482,097	535,256
Acquisition, development, and construction	1,660	9,000	10,660

Total mortgage loans	6,226,421	21,114,783	27,341,204
Other loans	304,489	117,828	422,317

Total loans	$6,530,910	$21,232,611	$27,763,521

Non-Covered Loans Held for Sale

Our mortgage banking business, now in its fifth year of operation, is actively engaged in the origination of one-to-four family loans held for sale. A subsidiary of the Community Bank, NYCB Mortgage Company, LLC serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans across the United States. While the vast majority of the held-for-sale loans we produce are agency-conforming loans sold to GSEs, we also utilize our mortgage banking platform to originate jumbo loans for sale to other private mortgage investors.

In 2013, the production of one-to-four family loans was largely constrained as homeowners withdrew from the market in the face of rising mortgage interest rates. As a result, the volume of one-to-four family loans produced for sale fell $4.7 billion year-over-year, to $6.2 billion. At December 31, 2013 and 2012, the respective balances of one-to-four family loans held for sale were $306.9 million and $1.2 billion, representing 0.93% and 3.8%, respectively, of total loans at the corresponding dates.

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

In addition, all “trusted source” third-party vendors are directly connected to the Gemstone system via secure electronic data interfaces. Within the Gemstone system, these trusted sources provide key risk and control services throughout the origination process, including ordering and receipt of credit report information, tax returns, independent collateral appraisals, private mortgage insurance certificates, automated underwriting and program eligibility determinations, flood insurance determination, fraud detection applications, local/state/federal regulatory compliance reviews, predatory or “high cost” loan reviews, and legal document preparation services. Our employees augment the automated system controls by performing audits during the process, which include the final underwriting of the loan file (the credit decision), and various other pre-funding and post-funding quality control reviews.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At December 31, 2013 and 2012, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.5 million and $8.3 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates, the frequency and potential severity of defaults, the probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	For the Years Ended December 31,
(in thousands)	2013	2012
Balance, beginning of period	$8,272	$5,320
Repurchase losses	(402)	—
Provision for repurchase losses:
Loan sales	590	2,952
Change in estimates	—	—

Balance, end of period	$8,460	$8,272

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

The following table sets forth our GSE repurchase and indemnification requests during the periods indicated:

GSE Repurchase and Indemnification Requests

	For the Years Ended December 31,
	2013		2012
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	20	$5,073	8	$1,583
New repurchase requests (2)	71	16,785	100	24,443
Successful rebuttal/rescission	(53)	(12,484)	(77)	(18,427)
New indemnifications (3)	(12)	(3,611)	(3)	(585)
Loan repurchases (4)	(8)	(1,706)	(8)	(1,941)

Balance, end of period (5)	18	$4,057	20	$5,073

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the eight loans repurchased during the twelve months ended December 31, 2013, six were originated through our mortgage banking operation and two were originated by a bank we acquired in 2007.
(5)	Of the eighteen period-end requests as of December 31, 2013, nine were from Fannie Mae and nine were from Freddie Mac. Since January 1, 2013, both Fannie Mae and Freddie Mac have allowed 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase the loan.

Indemnified and Repurchased Loans

The following table sets forth the activity of our indemnified and repurchased loans during the periods indicated:

	For the Years Ended December 31,
	2013		2012
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	12	$2,286	5	$1,084
New indemnifications	12	3,611	3	585
New repurchases	8	1,706	8	1,941
Principal payoffs	(3)	(286)	(4)	(1,082)
Principal payments	—	(253)	—	(242)
Modifications/other	—	79	—	—

Balance, end of period (1)	29	$7,143	12	$2,286

(1)	Of the twenty-nine period-end loans, fourteen loans with an aggregate principal balance of $3.0 million were repurchased, and are now held for investment. The other fifteen loans, with an aggregate principal balance of $4.1 million, were indemnified and are all performing as of the date of this report.

Please see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013		2012
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
Mortgage Loan Originations for Investment:
Multi-family	$7,416,786	42.62%	$5,790,590	29.11%
Commercial real estate	2,168,072	12.46	2,401,043	12.07
One-to-four family	418,815	2.41	104,420	0.52
Acquisition, development, and construction	149,866	0.86	153,230	0.77

Total mortgage loan originations for investment	10,153,539	58.35	8,449,283	42.47

Other Loan Originations for Investment:
Commercial and industrial	993,747	5.71	514,250	2.58
Other	7,579	0.04	4,995	0.03

Total other loan originations for investment	1,001,326	5.75	519,245	2.61

Total loan originations for investment	$11,154,865	64.10%	$8,968,528	45.08%
Loan originations for sale	6,247,936	35.90	10,925,837	54.92

Total loan originations	$17,402,801	100.00%	$19,894,365	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2013:

	At December 31,
	2013			2012			2011			2010			2009
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans
Non-Covered Mortgage Loans:
Multi-family	$20,699,927	62.89%	68.71%	$18,595,833	58.55%	65.30%	$17,430,628	57.49%	65.61%	$16,807,913	57.52%	67.44%	$16,737,721	58.94%	71.59%
Commercial real estate	7,364,231	22.37	24.44	7,436,598	23.41	26.11	6,855,244	22.61	25.81	5,439,611	18.62	21.83	4,988,649	17.57	21.34
One-to-four family	560,730	1.70	1.86	203,435	0.64	0.71	127,361	0.42	0.48	170,392	0.58	0.68	216,078	0.76	0.92
Acquisition, development, and construction	344,100	1.05	1.14	397,917	1.25	1.40	445,671	1.47	1.68	569,537	1.95	2.29	666,440	2.35	2.85

Total non-covered mortgage loans	28,968,988	88.01	96.15	26,633,783	83.85	93.52	24,858,904	81.99	93.58	22,987,453	78.67	92.24	22,608,888	79.62	96.70

Non-Covered Other Loans:
Commercial and industrial	813,691	2.47	2.70	590,044	1.86	2.07	599,986	1.98	2.26	641,663	2.20	2.58	653,159	2.30	2.79
Other loans	39,036	0.12	0.13	49,880	0.16	0.18	69,907	0.23	0.26	85,559	0.29	0.34	118,445	0.42	0.51

Total non-covered other loans	852,727	2.59	2.83	639,924	2.02	2.25	669,893	2.21	2.52	727,222	2.49	2.92	771,604	2.72	3.30

Loans held for sale	306,915	0.93	1.02	1,204,370	3.79	4.23	1,036,918	3.42	3.90	1,207,077	4.13	4.84	—	—	—

Total non-covered loans	$30,128,630	91.53	100.00%	$28,478,077	89.66	100.00%	$26,565,715	87.62	100.00%	$24,921,752	85.29	100.00%	$23,380,492	82.34	100.00%

Covered loans	2,788,618	8.47		3,284,061	10.34		3,753,031	12.38		4,297,869	14.71		5,016,100	17.66

Total loans	$32,917,248	100.00%		$31,762,138	100.00%		$30,318,746	100.00%		$29,219,621	100.00%		$28,396,592	100.00%

Net deferred loan origination costs/(fees)	16,274			10,757			4,021			(7,181)			(3,893)
Allowance for losses on non-covered loans	(141,946)			(140,948)			(137,290)			(158,942)			(127,491)
Allowance for losses on covered loans	(64,069)			(51,311)			(33,323)			(11,903)			—

Total loans, net	$32,727,507			$31,580,636			$30,152,154			$29,041,595			$28,265,208

Outstanding Loan Commitments

At December 31, 2013, we had outstanding loan commitments of $2.1 billion, as compared to $3.0 billion at December 31, 2012. Loans held for investment represented $1.9 billion of the year-end 2013 total and $1.4 billion of the year-end 2012 amount. In contrast, loans held for sale represented $231.5 million of outstanding loan commitments at the end of this December, as compared to $1.6 billion at December 31, 2012. At December 31, 2013, multi-family and CRE loans together represented $1.1 billion of our outstanding loan commitments; one-to-four family loans, ADC loans, and other loans represented $289.8 million, $171.8 million, and $529.6 million, respectively, of the total at that date.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $213.7 million at December 31, 2013, as compared to $188.9 million at December 31, 2012.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The quality of our assets improved substantially over the course of 2013, as economic improvement in our primary markets enabled more of our delinquent borrowers to bring their loans current, and facilitated our disposition and sale of certain foreclosed properties. The result was a marked reduction in non-performing loans and assets, as well as net charge-offs, as further discussed below.

Non-performing non-covered loans declined $157.8 million, or 60.4%, year-over-year, to $103.5 million, representing 0.35% of total non-covered loans at December 31, 2013. At the prior year-end, non-performing non-covered loans totaled $261.3 million and represented 0.96% of total non-covered loans.

Non-performing multi-family loans accounted for the bulk of this improvement, having declined $105.1 million year-over-year, to $58.4 million, indicating a decrease of 64.3%. Non-performing CRE and ADC loans fell $32.3 million and $9.5 million, respectively, to $24.6 million and $2.6 million, while non-performing other loans fell $10.9 million, to $7.1 million. Non-performing one-to-four family loans were the only ones to hold steady, totaling $10.9 million at both December 31, 2013 and 2012.

The following table sets forth the changes in non-performing loans over the twelve months ended December 31, 2013:

(in thousands)
Balance at December 31, 2012	$261,330
New non-accrual	51,717
Charge-offs	(25,286)
Transferred from accruing troubled debt restructuring	49,594
Transferred to other real estate owned	(73,657)
Loan payoffs, including dispositions and principal pay-downs	(144,519)
Restored to performing status	(15,642)

Balance at December 31, 2013	$103,537

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2013 and 2012, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan is more than 90 days past due, and if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan. We do not analyze current LTVs on a portfolio-wide basis.

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

Properties that are acquired through foreclosure are classified as OREO, and are recorded at the lower of the unpaid principal balance or fair value at the date of acquisition, less the estimated cost of selling the property. It is our policy to require an appraisal and environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

At December 31, 2013, OREO totaled $71.4 million, reflecting a $42.1 million increase from the balance at December 31, 2012. The increase was largely attributable to a single multi-family loan of $41.6 million that migrated to OREO from non-accrual status in the first quarter of the year.

With the reduction in non-performing loans far exceeding the OREO increase, the balance of non-performing assets improved to $174.9 million at December 31, 2013 from $290.6 million at the prior year-end. Non-performing non-covered assets thus represented 0.40% of total non-covered assets at the end of this December, in contrast to 0.71% at December 31, 2012.

Loans 30 to 89 days past due totaled $37.1 million at the end of this December, $9.5 million higher than the year-earlier amount. Included in the balance at December 31, 2013 were multi-family loans of $33.7 million, CRE loans of $1.9 million, one-to-four family loans of $1.1 million, and other loans of $481,000. There were no ADC loans 30 to 89 days past due at that date.

Reflecting the improvement in non-performing loans, which far exceeded the rise in loans 30 to 89 days delinquent, total delinquencies fell $106.2 million year-over-year to $212.0 million, representing a 33.4% decrease at December 31, 2013.

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider to be prudent. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated by the property to determine its economic value, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically used.

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval by management and the Mortgage or Credit Committee, as applicable. A member of the Mortgage or Credit Committee participates in inspections on multi-family loans to be originated in excess of $4.0 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on CRE loans to be originated in excess of $2.5 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers and staff, perform appraisals on collateral properties. In many cases, a second independent appraisal review is performed.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2013. Exceptions to these LTV limitations are reviewed on a case-by-case basis, and require the approval of the Mortgage or Credit Committee, as applicable.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management.

Although the reasons for a loan to default will vary from credit to credit, our multi-family and CRE loans, in particular, typically have not resulted in significant losses. Such loans are generally originated at conservative LTVs and DSCRs, as previously stated. Furthermore, in the case of multi-family loans, the cash flows generated by the properties are generally below-market and have significant value.

With regard to ADC loans, we typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, which are not our primary focus, we typically lend up to 65% of the estimated as-completed market value of the property. Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

Furthermore, our loan portfolio has been structured to manage our exposure to both credit and interest rate risk. The vast majority of the loans in our portfolio are intermediate-term credits, with multi-family and CRE loans typically repaying or refinancing within three to four years of origination. In addition, our multi-family loans are largely secured by buildings with rent-regulated apartments that tend to maintain a high level of occupancy, regardless of economic conditions in our marketplace.

To minimize the risk involved in specialty finance lending, we participate in broadly syndicated asset-based loans, equipment loan and lease financing, and dealer floor plan loans that are brought to us by a select group of nationally recognized sources with whom our lending officers have established long-term funding relationships. The loans and leases, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. To further minimize the risk involved in specialty finance lending, we re-underwrite each transaction; in addition, we retain outside counsel to conduct a further review of the underlying documentation.

Other C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loan may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the operating results of the business. Accordingly, personal guarantees are also a normal requirement for other C&I loans.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. In 2013, net charge-offs declined $24.3 million year-over-year, to $17.0 million; during this time, the ratio of net charge-offs to average loans improved to 0.05% from 0.13%. Of the loans charged off in 2013, $12.9 million were multi-family credits, while CRE, ADC, and other loans accounted for $3.5 million, $1.5 million, and $7.1 million, respectively, of total charge-offs for the year.

Reflecting the year’s net charge-offs, and the $18.0 million provision for non-covered loan losses we recorded, the allowance for losses on non-covered loans rose $998,000 year-over-year, to $141.9 million at December 31, 2013. Reflecting the decline in non-performing non-covered loans, the allowance for losses on non-covered loans represented 137.10% of non-performing non-covered loans at the end of this December, as compared to 53.93% at December 31, 2012. In addition, the allowance for losses on non-covered loans represented 0.48% and 0.52% of total non-covered loans at December 31, 2013 and 2012, respectively.

Although our asset quality improved in 2013, the allowance for losses on non-covered loans was modestly increased to a level deemed sufficient to cover losses inherent in the non-covered loan portfolio. Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on non-covered loans was appropriate at that date.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction has largely been due to the nature of our primary lending niche (multi-family loans collateralized by non-luxury apartment buildings in New York City that are rent-regulated and feature below-market rents), and to our conservative underwriting practices that require, among other things, low LTVs.

Reflecting the strength of the underlying collateral for these loans and the collateral structure, a relatively small percentage of our non-performing multi-family loans have resulted in losses over time. Low LTVs provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit. Furthermore, in many cases, low LTVs result in our having fewer loans with a potential for the borrower to “walk away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return their loans to performing status.

Given that our CRE loans are underwritten in accordance with underwriting standards that are similar to those that apply to our multi-family credits, an increase in non-performing CRE loans historically has not resulted in a corresponding increase in losses on such loans.

In addition, at December 31, 2013, one-to-four family loans, ADC loans, and other loans represented 1.9%, 1.2%, and 2.9%, respectively, of total non-covered loans held for investment, as compared to 0.75%, 1.5%, and 2.3%, respectively, at December 31, 2012. Furthermore, 2.0%, 0.75%, and 0.83%, of one-to-four family loans, ADC loans, and other loans were non-performing at year-end 2013.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.35% of total non-covered loans at December 31, 2013; the ratio of net charge-offs to average loans for the twelve months ended at that date was 0.05%.

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at December 31, 2013 and 2012:

As of December 31, 2013	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	21	$58,093	23	$15,898
New York Commercial Bank	1	302	5	8,652

Total for New York Community Bancorp	22	$58,395	28	$24,550

As of December 31, 2012	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	73	$162,513	37	$45,418
New York Commercial Bank	2	947	8	11,445

Total for New York Community Bancorp	75	$163,460	45	$56,863

The following table presents information about our five largest non-performing loans at December 31, 2013, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	Multi-Family	CRE	C&I
Origination Date	5/23/11 (1)	12/1/10 (2)	6/14/07	9/12/05	12/17/04
Origination Balance	$50,708,107	$6,121,180	$4,320,000	$4,300,000	$8,176,198
Full Commitment Balance	$50,708,107	$6,121,180	$4,320,000	$4,300,000	$8,176,198
Balance at December 31, 2013	$41,662,673	$6,121,180	$3,933,041	$2,860,688	$2,462,000
Associated Allowance	None	None	None	None	None
Non-Accrual Date	May 2013	December 2010	December 2012	September 2013	September 2012
Origination LTV Ratio	85%	78%	80%	73%	39%
Current LTV Ratio	75%	68%	86%	55%	N/A
Last Appraisal	February 2013	September 2013	October 2013	November 2013	N/A

(1)	Loan No. 1 consists of various loans with origination dates extending as far back as 2006 that were restructured into a TDR on May 23, 2011.
(2)	Loan No. 2 includes three loans: one with an origination date of September 20, 2000 and two with an origination date of September 10, 2003. These loans were restructured into a non-accrual TDR on December 1, 2010.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -40 for each.

No. 1 -	The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by 32 multi-family complexes with 1,120 residential units in Hartford and New Britain, Connecticut.

No. 2 -	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 114,000-square foot commercial building in Plainview, New York.

No. 3 -	The borrower is an owner of real estate and is based in Connecticut. This loan consists of a multi-family building with 71 residential units in New Haven, Connecticut.

No. 4 -	The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a 33,040-square foot medical/professional office building in Raritan, New Jersey.

No. 5 -	The borrower, who is in bankruptcy, was previously an owner and operator of fuel terminals and a fuel distribution business, and was based in New York. As of the date of this filing, proceeds from asset sales are pending distribution.

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended concessions to certain borrowers such as rate reductions and extension of maturity dates, as well as forbearance agreements, when such borrowers have exhibited financial difficulty. As of December 31, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $72.9 million; loans in connection with which forbearance agreements were reached amounted to $7.4 million. At December 31, 2013, the Company had a success rate of 83.0% for multi-family loans and a success rate of 100.0% for CRE and all other loans.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve management’s judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

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

Loans modified as TDRs totaled $80.3 million at December 31, 2013, including accruing loans of $13.4 million and non-accrual loans of $66.9 million. At the prior year-end, loans modified as TDRs totaled $260.3 million, including accruing loans and non-accrual loans of $105.0 million and $155.3 million, respectively. The significant decline in TDRs was indicative of the improvement in the New York City real estate market, the ability of our loan work-out group to restore non-performing loans to performing status, and the transfer of a non-accrual TDR to OREO.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of December 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,083	$50,548	$60,631
Commercial real estate	2,198	15,626	17,824
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Commercial and industrial	1,129	758	1,887

Total	$13,410	$66,932	$80,342

The following table presents information regarding our TDRs as of December 31, 2012:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$66,092	$114,556	$180,648
Commercial real estate	37,457	39,127	76,584
One-to-four family	—	1,101	1,101
Acquisition, development, and construction	—	510	510
Commercial and industrial	1,463	—	1,463

Total	$105,012	$155,294	$260,306

The following table sets forth the changes in TDRs over the twelve months ended December 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2012	$105,012	$155,294	$260,306
New TDRs	—	13,436	13,436
Charge-offs	—	(10,597)	(10,597)
Transferred from accruing to non-accrual	(49,594)	49,594	—
Transferred to other real estate owned	—	(42,842)	(42,842)
Loan payoffs, including dispositions and principal pay-downs	(42,008)	(97,953)	(139,961)

Balance at December 31, 2013	$13,410	$66,932	$80,342

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. No additional credit was provided in 2013. In addition, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2013 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2013. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

	At December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$140,948	$137,290	$158,942	$127,491	$94,368
Provision for losses on non-covered loans	18,000	45,000	79,000	91,000	63,000
Charge-offs:
Multi-family	(12,922)	(27,939)	(71,187)	(27,042)	(15,261)
Commercial real estate	(3,489)	(5,046)	(11,900)	(3,359)	(530)
One-to-four family	(351)	(574)	(1,208)	(931)	(322)
Acquisition, development, and construction	(1,503)	(5,974)	(9,153)	(9,884)	(5,990)
Other loans	(7,092)	(6,685)	(12,462)	(19,569)	(7,828)

Total charge-offs	(25,357)	(46,218)	(105,910)	(60,785)	(29,931)
Recoveries	8,355	4,876	5,258	1,236	54

Net charge-offs	(17,002)	(41,342)	(100,652)	(59,549)	(29,877)

Balance at end of year	$141,946	$140,948	$137,290	$158,942	$127,491

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$58,395	$163,460	$205,064	$327,892	$393,113
Commercial real estate	24,550	56,863	68,032	162,400	70,618
One-to-four family	10,937	10,945	11,907	17,813	14,171
Acquisition, development, and construction	2,571	12,091	29,886	91,850	79,228

Total non-accrual non-covered mortgage loans	96,453	243,359	314,889	599,955	557,130
Other non-accrual non-covered loans	7,084	17,971	10,926	24,476	20,938
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$103,537	$261,330	$325,815	$624,431	$578,068
Non-covered other real estate owned (2)	71,392	29,300	84,567	28,066	15,205

Total non-performing non-covered assets	$174,929	$290,630	$410,382	$652,497	$593,273

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.35%	0.96%	1.28%	2.63%	2.47%
Non-performing non-covered assets to total non- covered assets	0.40	0.71	1.07	1.77	1.41
Allowance for losses on non-covered loans to non-performing non-covered loans	137.10	53.93	42.14	25.45	22.05
Allowance for losses on non-covered loans to total non-covered loans	0.48	0.52	0.54	0.67	0.55
Net charge-offs during the period to average loans outstanding during the period (3)	0.05	0.13	0.35	0.21	0.13

Loans 30-89 Days Past Due:
Multi-family	$33,678	$19,945	$46,702	$121,188	$155,790
Commercial real estate	1,854	1,679	53,798	8,207	42,324
One-to-four family	1,076	2,645	2,712	5,723	5,019
Acquisition, development, and construction	—	1,178	6,520	5,194	48,838
Other loans	481	2,138	1,925	10,728	21,036

Total loans 30-89 days past due (4)	$37,089	$27,585	$111,657	$151,040	$273,007

(1)	The December 31, 2013, 2012, 2011, and 2010 amounts exclude loans 90 days or more past due of $211.5 million, $312.6 million, $347.4 million, and $360.8 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The December 31, 2013, 2012, and 2011 amounts exclude OREO of $37.5 million, $45.1 million, and $71.4 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The December 31, 2013, 2012, 2011, and 2010 amounts exclude loans 30 to 89 days past due of $57.9 million, $81.2 million, $112.0 million, and $130.5 million, respectively, that are covered by FDIC loss sharing agreements.

Summary of the Allowance for Losses on Non-Covered Loans

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans at each year-end in the five years ended December 31, 2013.

	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment
Multi-family loans	$83,594	69.41%	$79,618	68.18%	$66,745	68.28%	$75,314	70.88%	$75,567	71.59%
Commercial real estate loans	34,702	24.70	38,426	27.27	43,262	26.85	42,145	22.94	32,079	21.34
One-to-four family loans	1,755	1.88	1,519	0.75	972	0.50	1,190	0.72	1,530	0.92
Acquisition, development, and construction loans	7,789	1.15	8,418	1.46	11,016	1.75	20,302	2.40	8,276	2.85
Other loans	14,106	2.86	12,967	2.34	15,295	2.62	19,991	3.06	10,039	3.30

Total loans	$141,946	100.00%	$140,948	100.00%	$137,290	100.00%	$158,942	100.00%	$127,491	100.00%

Each of the preceding allocations was based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the allowance for losses on non-covered loans allocated to each non-covered loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire non-covered loan portfolio.

Covered Loans and Covered Other Real Estate Owned

The credit risk associated with the assets acquired in our AmTrust and Desert Hills transactions has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC agreed to reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions, and to reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond that threshold. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to all other covered loans and OREO, the FDIC will reimburse us for losses for a five-year period from the date of acquisition; the period for sharing in recoveries on all other covered loans and OREO extends for a period of eight years from the acquisition date.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements will be recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized. In 2013, indemnification income of $10.2 million was recorded in “Non-interest income” as a result of an increase in expected reimbursements from the FDIC under our loss sharing agreements. This benefit partially offset a provision for losses on covered loans of $12.8 million.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In 2013 and 2012, we recorded net amortization of $19.8 million and $2.1 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the twelve months ended December 31, 2013, we received FDIC reimbursements of $64.2 million, as compared to $141.0 million in the prior year.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at December 31, 2013 and December 31, 2012, including covered loans and covered OREO (collectively, “covered assets”):

	At or For the Year Ended December 31,
(dollars in thousands)	2013	2012
Covered Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	1,607	2,501
One-to-four family	201,425	297,265
Acquisition, development, and construction	1,029	1,249
Other	7,424	11,558

Total covered loans 90 days or more past due	$211,485	$312,573
Covered other real estate owned	37,477	45,115

Total covered non-performing assets	$248,962	$357,688

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$58,395	$163,460
Commercial real estate	26,157	59,364
One-to-four family	212,362	308,210
Acquisition, development, and construction	3,600	13,340
Other non-performing loans	14,508	29,529

Total non-performing loans	315,022	573,903
Other real estate owned	108,869	74,415

Total non-performing assets (including covered assets)	$423,891	$648,318

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	0.97%	1.88%
Total non-performing assets to total assets	0.91	1.47
Allowances for loan losses to total non-performing loans	65.40	33.50
Allowances for loan losses to total loans	0.63	0.63

Covered Loans 30-89 Days Past Due:
Multi-family	$—	$517
Commercial real estate	—	137
One-to-four family	52,250	75,129
Acquisition, development, and construction	—	463
Other loans	5,679	4,940

Total covered loans 30-89 days past due	$57,929	$81,186

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$33,678	$20,462
Commercial real estate	1,854	1,816
One-to-four family	53,326	77,774
Acquisition, development, and construction	—	1,641
Other loans	6,160	7,078

Total loans 30-89 days past due (including covered loans)	$95,018	$108,771

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at December 31, 2013:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
Florida	$125	$73,910	$74,035
Connecticut	49,727	4,199	53,926
New York	29,796	16,545	46,341
New Jersey	23,368	16,176	39,544
California	—	15,768	15,768
Ohio	—	10,964	10,964
Massachusetts	—	10,023	10,023
Arizona	—	8,611	8,611
Illinois	—	8,314	8,314
All other states	521	46,975	47,496

Total non-performing loans	$103,537	$211,485	$315,022

Securities

At December 31, 2013, securities represented $8.0 billion, or 17.0%, of total assets, an increase from $4.9 billion, or 11.1%, of total assets, at the prior year-end.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At December 31, 2013 and 2012, GSE obligations represented 95.5% and 91.3%, respectively, of total securities. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, corporate equities, municipal obligations, and a private label CMO. None of our securities investments are backed by subprime or Alt-A loans.

Depending on management’s intent at the time of purchase, securities are classified as either “held to maturity” or “available for sale.” Held-to-maturity securities are securities that management has the positive intent to hold to maturity, whereas available-for-sale securities are securities that management intends to hold for an indefinite period of time. Held-to-maturity securities generate cash flows from repayments and serve as a source of earnings; they also serve as collateral for our wholesale borrowings. Available-for-sale securities generate cash flows from sales, as well as from repayments of principal and interest. They also serve as a source of liquidity for future loan production, the reduction of higher-cost funding, and general operating activities. A decision to purchase or sell such securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy.

At December 31, 2013, held-to-maturity securities represented $7.7 billion, or 96.5%, of total securities, an increase from $4.5 billion, representing 91.3%, at December 31, 2012. At year-end 2013, the fair value of securities held to maturity represented 97.1% of their carrying value, as compared to 104.9% at the prior year-end, with the decrease reflecting the rise in market interest rates. Mortgage-related securities and other securities accounted for $4.4 billion and $3.3 billion, respectively, of held-to-maturity securities at December 31, 2013, as compared to $3.2 billion and $1.3 billion, respectively, at December 31, 2012. Included in other securities at the respective year-ends were GSE obligations of $7.5 billion and $4.3 billion; capital trust notes of $75.7 million and $109.9 million; and corporate bonds of $72.9 million and $72.5 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 8.2 years and 4.6 years at the corresponding dates, with the difference being attributable to our purchase of securities with longer average lives in 2013.

At December 31, 2013, available-for-sale securities represented $280.7 million, or 3.5%, of total securities, as compared to $429.3 million, or 8.7%, at December 31, 2012. Included in the respective year-end amounts were mortgage-related securities of $96.2 million and $177.3 million, and other securities of $184.5 million and $252.0 million. At December 31, 2013 and 2012, the estimated weighted average life of the available-for-sale securities portfolio was 7.3 years and 9.4 years, respectively.

Federal Home Loan Bank Stock

The Community Bank and the Commercial Bank are members of the FHLB-NY, one of 12 regional banks comprising the FHLB system. While each regional bank manages its customer relationships, the 12 FHLBs use their combined size and strength to obtain their funding at the lowest possible cost.

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. In addition, the Community Bank acquired shares of the capital stock of the FHLB-Cincinnati and the FHLB-San Francisco in connection with the AmTrust and Desert Hills acquisitions, respectively.

At December 31, 2013, the Community Bank held $542.2 million of FHLB stock, including $517.9 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $1.2 million of stock in the FHLB-San Francisco. The Commercial Bank had $19.2 million of FHLB stock at the same date, all of which was with the FHLB-NY. FHLB stock continued to be valued at par, with no impairment required, at that date.

In 2013 and 2012, dividends from the three FHLBs to the Community Bank totaled $18.2 million and $19.9 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $343,000 and $387,000 in the corresponding years.

Bank-Owned Life Insurance

At December 31, 2013, our investment in bank-owned life insurance (“BOLI”) was $893.5 million, as compared to $867.3 million at December 31, 2012. The increase was attributable to the rise in the cash surrender value of the underlying policies.

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in connection with the AmTrust and Desert Hills transactions, we recorded FDIC loss share receivables of $492.7 million and $566.5 million, respectively, at December 31, 2013 and 2012. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and core deposit intangibles (“CDI”) in our Consolidated Statements of Condition in connection with certain of our business combinations.

Goodwill totaled $2.4 billion at both December 31, 2013 and 2012. Reflecting amortization, CDI declined $15.8 million year-over-year, to $16.2 million.

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

In 2013, loan repayments and sales totaled $16.2 billion, as compared to $18.5 billion in 2012. Repayments and sales accounted for $9.2 billion and $7.0 billion, respectively, of the 2013 total and for $7.7 billion and $10.8 billion, respectively, of the total in 2012. The reduction in cash flows from loans is indicative of the decline in residential mortgage loan production in a year when mortgage interest rates rose.

In 2013, cash flows from the repayment and sale of securities respectively totaled $740.1 million and $822.9 million, while the purchase of securities amounted to $4.6 billion during the year. In 2012, cash flows from the repayment and sale of securities respectively totaled $2.9 billion and $822.6 million, while the purchase of securities amounted to $4.1 billion. The decline in cash flows from the repayment of securities was due to the higher interest rate environment, which resulted in more of our securities being called.

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

While the vast majority of our deposits have been acquired through business combinations or gathered through our branch network, brokered deposits have also been part of our deposit mix. Depending on the availability and pricing of such wholesale funding sources, we typically refrain from pricing our retail deposits at the higher end of the market, in order to contain or reduce our funding costs.

Deposits rose $783.5 million year-over-year, to $25.7 billion, representing 55.0% of total assets at December 31, 2013. NOW and money market accounts represented $10.5 billion of the current year-end balance, having risen $1.8 billion from the balance at year-end 2012, while savings accounts represented $5.9 billion, having risen $1.7 billion year-over-year. Deposit growth was tempered by a $2.2 billion decline in CDs to $6.9 billion, and by a $483.3 million decline in non-interest-bearing accounts to $2.2 billion.

Included in the year-end 2013 balances of NOW and money market accounts, CDs, and non-interest-bearing accounts were brokered deposits of $3.6 billion, $212.1 million, and $260.5 million, as compared to $3.7 billion, $793.8 million, and $189.2 million, respectively, at December 31, 2012.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, other borrowings (i.e., junior subordinated debentures and preferred stock of subsidiaries). Largely reflecting a $1.7 billion rise in wholesale borrowings to $14.7 billion, borrowed funds rose to $15.1 billion at December 31, 2013 from $13.4 billion at December 31, 2012.

Wholesale Borrowings

At December 31, 2013 and 2012, wholesale borrowings respectively totaled $14.7 billion and $13.1 billion, representing 31.6% and 29.6% of total assets at those dates. FHLB advances accounted for $10.9 billion of the year-end 2013 balance, as compared to $8.8 billion at the prior year-end. In addition to FHLB-NY advances, the year-end 2013 balance included FHLB-Cincinnati advances of $595.9 million that were assumed in the AmTrust acquisition in December 2009.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at December 31, 2013 were repurchase agreements of $3.4 billion, reflecting a $700.0 million decrease from the year-earlier balance, due to maturities. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates. Our repurchase agreements are primarily collateralized by GSE obligations, and may be entered into with the FHLB-NY or certain brokerage firms. The brokerage firms we utilize are subject to an ongoing internal financial review to ensure that we borrow funds only from those dealers whose financial strength will minimize the risk of loss due to default. In addition, a master repurchase agreement must be executed and on file for each of the brokerage firms we use.

In late December 2012, we began the process of repositioning certain wholesale borrowings, and extended that process into January 2013. All told, we reduced the weighted average interest rate on $6.0 billion of borrowed funds by 117 basis points, including $2.4 billion in the first quarter of 2013, and extended the weighted average call and maturity dates by approximately four years.

At December 31, 2013, $4.0 billion of our wholesale borrowings were callable in 2014. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Other Borrowings

Other borrowings totaled $362.4 million at December 31, 2013, comparable to the balance at December 31, 2012. Included in the current year-end amount were junior subordinated debentures of $358.1 million and preferred stock of subsidiaries of $4.3 million.

Please see Note 8, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings and other borrowings.

Liquidity, Contractual Obligations and Off-Balance-Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $644.6 million and $2.4 billion, respectively, at December 31, 2013 and 2012. In 2013, our loan and securities portfolios were meaningful sources of liquidity, with cash flows from the repayment and sale of loans totaling $16.2 billion and cash flows from the repayment and sale of securities totaling $1.6 billion.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2013, our available borrowing capacity with the FHLB-NY was $5.4 billion. In addition, the Community Bank and the Commercial Bank had $278.2 million in available-for-sale securities, combined, at that date.

Furthermore, in the fourth quarter of 2012, the Community Bank entered into an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans to collateralize any funds it may borrow. At December 31, 2013, the maximum amount the Community Bank could borrow from the FRB-NY was $861.4 million; there were no borrowings against this line of credit at that date.

Our primary investing activity is loan production, and in 2013, the volume of loans originated totaled $17.4 billion. During this time, the net cash used in investing activities totaled $5.2 billion. Our financing activities provided net cash of $2.0 billion and our operating activities provided net cash of $1.4 billion.

CDs due to mature in one year or less from December 31, 2013 totaled $4.0 billion, representing 58.2% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2013, the Banks paid dividends totaling $450.0 million to the Parent Company, leaving $126.3 million that they could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2013 included $126.2 million in cash and cash equivalents and $2.5 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance-Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2013, we had CDs of $6.9 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $11.4 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $178.7 million at December 31, 2013.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases	Total
One year or less	$4,031,954	$102,017	$29,702	$4,163,673
One to three years	2,481,523	482,719	55,115	3,019,357
Three to five years	364,805	3,613,197	37,333	4,015,335
More than five years	53,814	7,190,969	56,560	7,301,343

Total	$6,932,096	$11,388,902	$178,710	$18,499,708

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, and preferred stock of subsidiaries.

At December 31, 2013, we also had commitments to extend credit in the form of mortgage and other loan originations. These off-balance-sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

At December 31, 2013, commitments to originate loans totaled $2.1 billion, including mortgage loans of $1.6 billion and other loans of $529.6 million, with unadvanced lines of credit included in the latter amount. Loans held for sale represented $231.5 million of the outstanding mortgage loan commitments; the remaining $1.4 billion were held-for-investment loans. The majority of our loan commitments were expected to be funded within 90 days of year-end. We also had off-balance-sheet commitments to issue commercial, performance stand-by, and financial stand-by letters of credit of $101.6 million, $13.0 million, and $99.1 million, respectively.

We had no commitments to purchase securities at the end of 2013.

The following table sets forth our off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2013:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$1,117,974
One-to-four family	289,847
Acquisition, development, and construction	171,763

Total mortgage loan commitments	$1,579,584
Other loan commitments	529,625

Total loan commitments	$2,109,209
Commercial, performance stand-by, and financial stand-by letters of credit	213,722

Total commitments	$2,322,931

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to reduce market risk resulting from changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options. These derivatives relate to our mortgage banking operation, MSRs, and other related risk management activities, and seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At December 31, 2013, we held derivative financial instruments with a notional value of $1.5 billion. (Please see Note 15, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our use of such financial instruments.)

Capital Position

At December 31, 2013, stockholders’ equity totaled $5.7 billion, reflecting a $79.4 million increase from the year-earlier balance after the distribution of four quarterly cash dividends totaling $440.3 million. The year-end 2013 balance represented 12.29% of total assets and was equivalent to a book value per share of $13.01. At the prior year-end, stockholders’ equity represented 12.81% of total assets and was equivalent to a book value per share of $12.88.

Tangible stockholders’ equity also rose year-over-year, by $95.2 million, to $3.3 billion at December 31, 2013. The current year-end balance represented 7.42% of tangible assets and was equivalent to a book value per share of $7.45. At the prior year-end, tangible stockholders’ equity represented 7.65% of tangible assets and a tangible book value per share of $7.26.

We calculate book value per share by dividing the amount of stockholders’ equity and tangible stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At December 31, 2013, there were 440,809,365 shares outstanding; at the prior year-end, the number of outstanding shares was 439,050,966.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At December 31, 2013 and 2012, we recorded goodwill of $2.4 billion; CDI totaled $16.2 million and $32.0 million, at the respective dates. Excluding AOCL from the respective calculations, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.50% at the end of this December and 7.79% at December 31, 2012. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

At December 31, 2013, AOCL totaled $36.5 million, reflecting a $25.2 million decrease from the balance at December 31, 2012. The reduction in AOCL was the result of a $12.3 million decline in the net unrealized gain on available-for-sale securities, to $277,000; a $7.9 million decline in the net unrealized loss on the non-credit portion of OTTI to $5.6 million; and a $29.6 million decline in the net unrealized loss on pension and post-retirement obligations, to $31.2 million.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2013, as they did at December 31, 2012. The table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at the respective dates:

Regulatory Capital Analysis

At December 31, 2013	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,870,921	13.56%	8.00%
Tier 1 risk-based capital	3,664,082	12.84	4.00
Leverage capital	3,664,082	8.39	4.00

At December 31, 2012	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,800,221	14.11%	8.00%
Tier 1 risk-based capital	3,605,671	13.38	4.00
Leverage capital	3,605,671	8.84	4.00

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at December 31, 2013, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 18, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

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

The Basel III Capital Rules substantially revise the current U.S. risk-based capital rules and requirements applicable to bank holding companies and depository institutions, including the Company and the Banks, as indicated below:

•	They define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios;

•	They address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios;

•

They replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords; and

•	They implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules will be effective for the Company and the Banks on January 1, 2015, subject to a phase-in period.

In addition, and among other things, the Basel III Capital Rules:

•	Introduce a new capital measure called “Common Equity Tier 1” (“CET1”);

•	Specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements;

•	Define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1, and not to the other components of capital; and

•	Expand the scope of the deductions/adjustments from capital as compared to existing regulations.

The Basel III Capital Rules provide for a number of deductions from, and adjustments to, CET1. These include, for example, the requirement that MSRs, certain deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

In addition, under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items are not excluded; however, “non-advanced approach” banking organizations, including the Company and the Banks, may make a one-time permanent election to continue to exclude these items. We expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.

The Basel III Capital Rules also exclude the inclusion of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Company’s trust preferred securities will be included in Tier 1 capital and, in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Company’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased in over a four-year period, beginning at 40% on January 1, 2015 and continuing thereafter with an additional 20% per calendar year. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period, increasing by that amount on each subsequent January 1st, until it reaches 2.5% on January 1, 2019.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets; and

•	8.0% Total capital to risk-weighted assets.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Banks to maintain:

•

a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

a minimum ratio of Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and

•

a minimum leverage capital ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage capital ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

Management believes that, as of December 31, 2013, the Company and the Banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were effective as of that date.

RESULTS OF OPERATIONS: 2013 and 2012

Earnings Summary

We recorded earnings of $475.5 million, or $1.08 per diluted share, in 2013, as compared to $501.1 million, or $1.13 per diluted share, in 2012. While net interest income rose year-over-year, fueled by interest-earning asset growth and record prepayment penalty income, the increase was exceeded by a decline in mortgage banking income, as residential mortgage interest rates rose and the demand for one-to-four family mortgage loans declined.

In addition to the increase in net interest income, the decline in mortgage banking income was tempered by a decrease in our provisions for both covered and non-covered loan losses, and by a reduction in our non-interest expense. Largely reflecting a resultant decline in pre-tax income, our income tax expense also decreased year-over-year.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. For example, in 2013 and 2012, the five-year CMT averaged 1.17% and 0.76%, respectively; the ten-year CMT averaged 2.35% and 1.80% in the respective years.

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

Net interest income rose $6.6 million year-over-year, to $1.2 billion, in the twelve months ended December 31, 2013. While interest income fell $83.0 million during this time, to $1.7 billion, the decrease was exceeded by an $89.6 million decline in interest expense to $541.5 million. Notwithstanding the increase in our net interest income, our margin declined to 3.01% in 2013 from 3.21% in 2012. The factors contributing to the year-over-year rise in our net interest income and the year-over-year decline in our net interest margin are described below:

•

Prepayment penalty income contributed $136.8 million to our 2013 interest income, as compared to $120.4 million in 2012. The 2013 amount contributed 35 basis points to the year’s net interest margin; the 2012 amount contributed 33 basis points.

•

The average balance of interest-earning assets rose $2.6 billion year-over-year, to $38.7 billion, the result of a $965.7 million increase in average loans to $31.9 billion and a $1.6 billion increase in average securities and money market accounts to $6.8 billion. The benefit of increased interest-earning asset growth was exceeded by the impact of a 55-basis point decline in the average yield on such assets, as the average yield on loans fell 50 basis points, to 4.67%, and the average yield on securities and money market investments fell 49 basis points, to 3.23%. While prepayment penalty income added four more basis points to the average yield on loans in 2013 than it did in the year-earlier period, the benefit was exceeded by the impact of the replenishment of the balance sheet with lower-yielding loans.

•

While the five-year CMT rose in 2013, the yields on the loans we produced, and the securities in which we invested, were nonetheless lower than the yields on the loans and securities that repaid or matured during the year.

•

The average balance of interest-bearing liabilities rose $1.8 billion year-over-year to $35.9 billion, as average interest-bearing deposits rose $1.3 billion to $22.7 billion and average borrowings rose $511.4 million to $13.3 billion. The impact of the year-over-year rise was exceeded by the benefit of a 34-basis point decline in the average cost of interest-bearing liabilities, primarily reflecting an 80-basis point decline in the average cost of borrowed funds to 3.01%.

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

Furthermore, the level of prepayment penalty income recorded when a loan prepays is a function of the remaining principal balance as well as the number of years remaining on the loan. The number of years dictates the number of prepayment penalty points that are charged on the remaining principal balance, based on a sliding scale of five percentage points to one, as discussed under “Multi-Family Loans” and “Commercial Real Estate Loans” earlier in this report. Among the loans prepaying in 2013 was a $475.0 million loan to a single borrower, which accounted for $14.3 million of the prepayment penalty income recorded; in 2012, two loans to a single borrower accounted for $17.9 million of the prepayment penalty income recorded during that year.

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

	For the Years Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$31,871,860	$1,487,662	4.67%	$30,906,145	$1,597,504	5.17%	$29,079,468	$1,638,651	5.64%
Securities and money market investments (2)(3)	6,804,991	220,436	3.23	5,210,297	193,597	3.72	5,608,502	228,013	4.07

Total interest-earning assets	38,676,851	1,708,098	4.41	36,116,442	1,791,101	4.96	34,687,970	1,866,664	5.38
Non-interest-earning assets	5,719,412			6,377,013			6,443,040

Total assets	$44,396,263			$42,493,455			$41,131,010

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$9,433,403	$35,884	0.38%	$8,833,412	$36,609	0.41%	$8,641,022	$39,285	0.45%
Savings accounts	5,309,817	21,950	0.41	4,089,019	13,677	0.33	3,946,965	15,488	0.39
Certificates of deposit	7,910,982	83,805	1.06	8,405,143	93,880	1.12	7,420,397	102,400	1.38

Total interest-bearing deposits	22,654,202	141,639	0.63	21,327,574	144,166	0.68	20,008,384	157,173	0.79
Borrowed funds	13,282,743	399,843	3.01	12,771,311	486,914	3.81	13,136,067	509,070	3.88

Total interest-bearing liabilities	35,936,945	541,482	1.51	34,098,885	631,080	1.85	33,144,451	666,243	2.01
Non-interest-bearing deposits	2,597,356			2,575,841			2,222,280
Other liabilities	241,517			287,674			262,640

Total liabilities	38,775,818			36,962,400			35,629,371
Stockholders’ equity	5,620,445			5,531,055			5,501,639

Total liabilities and stockholders’ equity	$44,396,263			$42,493,455			$41,131,010

Net interest income/interest rate spread		$1,166,616	2.90%		$1,160,021	3.11%		$1,200,421	3.37%

Net interest margin			3.01%			3.21%			3.46%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.06x			1.05x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) the changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) the changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$52,218	$(162,060)	$(109,842)	$129,798	$(170,945)	$(41,147)
Securities and money market investments	46,892	(20,053)	26,839	(15,559)	(18,857)	(34,416)

Total	99,110	(182,113)	(83,003)	114,239	(189,802)	(75,563)

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$3,462	$(4,187)	$(725)	$901	$(3,577)	$(2,676)
Savings accounts	4,621	3,652	8,273	584	(2,395)	(1,811)
Certificates of deposit	(5,368)	(4,707)	(10,075)	19,526	(28,046)	(8,520)
Borrowed funds	20,463	(107,534)	(87,071)	(13,991)	(8,165)	(22,156)

Total	23,178	(112,776)	(89,598)	7,020	(42,183)	(35,163)

Change in net interest income	$75,932	$(69,337)	$6,595	$107,219	$(147,619)	$(40,400)

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

As a result of management’s assessment of these factors, including the year-over-year decline in non-performing non-covered loans and assets, we reduced our provision for losses on non-covered loans to $18.0 million in 2013 from $45.0 million in the prior year. Nonetheless, the allowance for losses on non-covered loans rose $998,000 year-over-year, to $141.9 million, as the $27.0 million reduction in the provision for non-covered loan losses occurred in tandem with a $24.3 million decrease in net charge-offs to $17.0 million.

Provision for Losses on Covered Loans

A provision for losses on covered loans is recorded when the cash flows from certain loan portfolios acquired in our FDIC-assisted acquisitions are expected to be less than the cash flows we expected at the time of acquisition, as a result of a deterioration in credit quality. If we had reason to believe that the cash flows from acquired loans would exceed our original expectations, we would reverse the previously established covered loan loss allowance by recording a recovery of the provision for non-covered loan losses, and increase our interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

In 2013 and 2012, we recorded provisions for losses on covered loans of $12.8 million and $18.0 million, respectively, reflecting a general improvement in the credit quality of the loans acquired in our FDIC-assisted transactions.

For additional information about our provisions for loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, some of which are recurring and some of which are not.

Our primary source of non-interest income is mortgage banking income, which includes income from the origination of one-to-four family loans for sale, and income from the servicing of these and other one-to-four family loans. Largely reflecting the rise in residential mortgage interest rates, and the resultant decline in refinancing activity, mortgage banking income declined to $78.3 million in 2013 from $178.6 million in 2012. Income from originations accounted for the bulk of the decrease in mortgage banking income, falling to $50.9 million from $193.2 million in the prior year. The impact of the decrease in income from originations was somewhat offset by a rise in servicing income to $27.4 million from a $14.6 million servicing loss in 2012.

Our other recurring sources of non-interest income are fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; and other income, which is derived from various sources, including the sale of third-party investment products in our branches, and the revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc., an investment advisory firm. In 2013, the non-interest income produced by fee income, BOLI income, and other income together totaled $109.9 million, a $5.3 million increase from the year-earlier amount.

In 2013 and 2012, we also generated non-interest income in the form of net securities gains, which rose $19.0 million year-over-year to $21.0 million, and in the form of FDIC indemnification income, which fell $4.2 million year-over-year, to $10.2 million. In 2012, our non-interest income was slightly reduced by a $2.3 million loss on debt redemption; no comparable loss was recorded in 2013.

Reflecting these factors, non-interest income fell $78.5 million year-over-year, to $218.8 million, representing 15.8% of the total revenues we produced in 2013.

The following table summarizes our sources of non-interest income in 2013, 2012, and 2011:

Non-Interest Income Analysis

	For the Years Ended December 31,
(in thousands)	2013	2012	2011
Mortgage banking income	$78,283	$178,643	$80,674
Fee income	38,179	38,348	44,874
BOLI income	29,938	30,502	28,384
Net gain on sale of securities	21,036	2,041	36,608
FDIC indemnification income	10,206	14,390	17,633
Gain on business disposition	—	—	9,823
Loss on OTTI of securities	(612)	—	(18,124)
Loss on debt redemptions	—	(2,313)	—
Other income:
Peter B. Cannell & Co., Inc.	16,588	14,837	14,022
Third-party investment product sales	15,487	15,422	13,387
Other	9,725	5,483	8,044

Total other income	41,800	35,742	35,453

Total non-interest income	$218,830	$297,353	$235,325

It should be noted that the amount of mortgage banking income we record in any given year or quarter is likely to vary, and therefore is difficult to predict. The mortgage banking income we record depends in large part on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009. In 2013, our non-interest expense fell $5.9 million from the year-earlier level to $607.6 million, the result of a $2.1 million decline in operating expenses to $591.8 million, and a $3.9 million decline in the amortization of CDI to $15.8 million. Included in 2013 operating expenses were compensation and benefits expense of $313.2 million, occupancy and equipment expense of $97.3 million, and G&A expense of $181.3 million.

While compensation and benefits expense rose $16.3 million year-over-year and occupancy and equipment expense rose $6.5 million, the combination of these increases was exceeded by a $24.9 million reduction in G&A expense. The decline in G&A expense was primarily due to a decrease in our FDIC deposit insurance assessments, together with a reduction in the expenses incurred in managing and selling foreclosed real estate.

The rise in compensation and benefits was primarily due to normal salary increases, incentive stock award grants, and the expansion of certain back-office departments to address the increase in regulation resulting from the roll-out of the Dodd-Frank Act.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

Primarily reflecting a $33.8 million decline in pre-tax income to $747.1 million, income tax expense fell $8.2 million year-over-year to $271.6 million in 2013. During this time, the effective tax rate rose to 36.35% from 35.83%.

RESULTS OF OPERATIONS: 2012 and 2011

Earnings Summary

In 2012, our earnings rose $21.1 million year-over-year, to $501.1 million, equivalent to a $0.04 increase in diluted earnings per share to $1.13. The increase was primarily due to a $98.0 million, or 121.4%, rise in mortgage banking income to $178.6 million, which more than offset the impact of a $40.4 million, or 3.4%, decline in net interest income to $1.2 billion, and a $12.7 million, or 2.1%, increase in non-interest expense to $613.5 million.

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

Net Interest Income

In 2012, we generated net interest income of $1.2 billion, which was $40.4 million, or 3.4%, less than the year-earlier amount. While interest expense declined $35.2 million year-over-year, to $631.1 million, the benefit was exceeded by the impact of a $75.6 million decrease in interest income to $1.8 billion. Similarly, our net interest margin declined to 3.21% in 2012 from 3.46% in the prior year.

The following factors contributed to the changes in net interest income and margin in the twelve months ended December 31, 2012:

•

The five-year CMT rate averaged 1.52% in the twelve months ended December 31, 2011, and declined to 0.76% and 1.80%, respectively, in 2012. The result was an increase in refinancing activity and property transactions in the markets for our multi-family and CRE loans. Although prepayment penalty income rose dramatically as refinancing activity increased, our balance sheet was replenished with loans that featured lower yields. The average yield on loans declined to 5.17% in 2012 from 5.64% in 2011, and the average yield on interest-earning assets fell to 4.96% from 5.38%.

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

•

In addition, the year-over-year decline in our net interest income and margin were tempered by a 16-basis point decline in the average cost of our interest-bearing liabilities to 1.85%, even as the average balance of such funds rose $954.4 million to $34.1 billion. The degree to which we reduced our average cost of funds was partially due to our having received a payment of $24.0 million from Aurora Bank, FSB, on June 28, 2012 for having assumed certain of their deposits, as well as the downward repricing of our own depository accounts.

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

In 2012, we reduced our provision for losses on non-covered loans to $45.0 million, from $79.0 million in the prior year. Nonetheless, the allowance for losses on non-covered loans rose $3.7 million to $140.9 million at the end of December, as the $34.0 million reduction in the provision for non-covered loan losses occurred in tandem with a $59.3 million decrease in net charge-offs to $41.3 million.

Provision for Losses on Covered Loans

Primarily reflecting a recovery of $3.3 million in the fourth quarter, the provision for losses on covered loans fell $3.4 million year-over-year to $18.0 million in the twelve months ended December 31, 2012.

Non-Interest Income

Non-interest income rose $62.0 million, or 26.4%, from the level recorded in 2011 to $297.4 million in 2012. Mortgage banking income accounted for $178.6 million of the 2012 total, and exceeded the year-earlier level by $98.0 million or 121.4%. The increase was largely due to the rise in income from originations, as the low level of mortgage interest rates encouraged a high level of refinancing activity and home purchases through most of the year. While income from originations rose $113.1 million year-over-year to $193.2 million, we also recorded a servicing loss of $14.6 million in 2012. By comparison, income from originations totaled $80.2 million in 2011, and was complemented by servicing income of $517,000.

In 2012, the non-interest income produced by fee income, BOLI income, and other income together totaled $104.6 million, reflecting a $4.1 million decline from the year-earlier amount.

We also generated non-interest income in the form of net securities gains and FDIC indemnification income, which fell from $36.6 million and $17.6 million, respectively, in 2011 to $2.0 million and $14.4 million, respectively, in 2012. In addition, our non-interest income was reduced in 2012 by a $2.3 million loss on the redemption of certain trust preferred securities in the fourth quarter, and in 2011 by an $18.1 million OTTI loss on certain securities. The OTTI loss was somewhat offset by a $9.8 million gain on the disposition of our insurance premium financing business.

Non-Interest Expense

In 2012, non-interest expense rose $12.7 million year-over-year, to $613.5 million, the net effect of a $19.2 million increase in operating expenses to $593.8 million and a $6.4 million reduction in CDI amortization to $19.6 million.

Compensation and benefits expense accounted for $296.9 million of 2012 operating expenses, which was 1.2% higher than the $293.3 million we recorded in the prior year. Occupancy and equipment expense rose $3.8 million year-over-year, to $90.7 million, while G&A expenses rose $11.8 million to $206.2 million.

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

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012:

	2013				2012
(in thousands, except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$297,325	$294,231	$299,884	$275,176	$290,001	$284,950	$296,656	$288,414
(Recovery of) provisions for loan losses	(2,829)	14,467	9,618	9,502	1,720	12,820	33,448	15,000
Non-interest income	38,810	50,724	53,745	75,551	55,495	81,657	98,205	61,996
Non-interest expense	149,474	150,327	151,665	156,096	154,550	153,321	155,429	150,177

Income before income taxes	189,490	180,161	192,346	185,129	189,226	200,466	205,984	185,233
Income tax expense	69,335	65,961	69,829	66,454	66,383	71,668	74,772	66,980

Net income	$120,155	$114,200	$122,517	$118,675	$122,843	$128,798	$131,212	$118,253

Basic earnings per share	$0.27	$0.26	$0.28	$0.27	$0.28	$0.29	$0.30	$0.27

Diluted earnings per share	$0.27	$0.26	$0.28	$0.27	$0.28	$0.29	$0.30	$0.27

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at December 31, 2013 and December 31, 2012 follow:

	December 31,
(dollars in thousands)	2013	2012
Stockholders’ Equity	$5,735,662	$5,656,264
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(16,240)	(32,024)

Tangible stockholders’ equity	$3,283,291	$3,188,109

Total Assets	$46,688,287	$44,145,100
Less: Goodwill	(2,436,131	(2,436,131)
Core deposit intangibles	(16,240)	(32,024)

Tangible assets	$44,235,916	$41,676,945

Stockholders’ equity to total assets	12.29%	12.81%
Tangible stockholders’ equity to tangible assets	7.42%	7.65%

Tangible Stockholders’ Equity	$3,283,291	$3,188,109
Add back: Accumulated other comprehensive loss, net of tax	36,493	61,705

Adjusted tangible stockholders’ equity	$3,319,784	$3,249,814

Tangible Assets	$44,235,916	$41,676,945
Add back: Accumulated other comprehensive loss, net of tax	36,493	61,705

Adjusted tangible assets	$44,272,409	$41,738,650

Adjusted stockholders’ equity to adjusted tangible assets	7.50%	7.79%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The actual duration of held-for-investment mortgage loans and mortgage-related securities can be significantly impacted by changes in prepayment levels and market interest rates. The level of prepayments may, in turn, be impacted by a variety of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the factors with the most significant impact on prepayments are market interest rates and the availability of refinancing opportunities.

In 2013, we continued to pursue the core components of our business model in order to reduce our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued to deploy the cash flows from loan and securities repayments and sales to fund our loan production, as well as our investments in GSE securities; (3) We continued to capitalize on the historically low level of the target federal funds rate to reduce our funding costs; and (4) We repositioned certain wholesale borrowings early in the first quarter, extending the weighted average call and maturity dates and reducing our cost of funds.

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

At December 31, 2013, our one-year gap was a negative 13.66%, as compared to a negative 3.69% at December 31, 2012. The difference in our one-year gap was primarily attributable to the growth in our loan and securities portfolios, which was largely funded by short-term wholesale borrowings, and a decline in the amount of securities expected to be called.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability. The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2013 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 14; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 23 and 15, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporates our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at 43% for the first five years, 7% for years six through ten, and 50% for the years thereafter. NOW accounts were assumed to decay at 46% for the first five years, 24% for years six through ten, and 30% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at 95% for the first five years and 5% for years six through ten.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan and securities prepayments and deposit withdrawal activity.

To validate our prepayment assumptions for our multi-family and CRE loan portfolios, we perform a monthly analysis, during which we review our historical prepayment rates and compare them to our projected prepayment rates. We continually review the actual prepayment rates to ensure that our projections are as accurate as possible, since prepayments on these types of loans are not as closely correlated to changes in interest rates as prepayments on one-to-four family loans tend to be. In addition, we review the call provisions in our borrowings and investment portfolios and, on a monthly basis, compare the actual calls to our projected calls to ensure that our projections are reasonable.

As of December 31, 2013, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 1.66. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of 2.72.

Interest Rate Sensitivity Analysis

	At December 31, 2013
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,767,422	$5,401,667	$10,872,552	$7,795,806	$4,726,995	$265,543	$32,829,985
Mortgage-related securities (2)(3)	58,207	138,788	388,161	222,943	3,264,773	431,336	4,504,208
Other securities and money market investments (2)	676,893	1,603	4,435	66,779	2,714,965	549,013	4,013,688

Total interest-earning assets	4,502,522	5,542,058	11,265,148	8,085,528	10,706,733	1,245,892	41,347,881

INTEREST-BEARING LIABILITES:
NOW and money market accounts	4,308,949	1,306,014	1,159,375	1,603,089	1,150,332	1,009,188	10,536,947
Savings accounts	712,797	1,444,484	179,769	198,926	432,922	2,952,539	5,921,437
Certificates of deposit	1,141,959	2,889,995	2,481,523	364,805	50,688	3,126	6,932,096
Borrowed funds	4,516,678	100,754	200,743	3,314,159	6,828,424	144,244	15,105,002

Total interest-bearing liabilities	10,680,383	5,741,247	4,021,410	5,480,979	8,462,366	4,109,097	38,495,482

Interest rate sensitivity gap per period (4)	$(6,177,861)	$(199,189)	$7,243,738	$2,604,549	$2,244,367	$(2,863,205)	$2,852,399

Cumulative interest rate sensitivity gap	$(6,177,861)	$(6,377,050)	$866,688	$3,471,237	$5,715,604	$2,852,399

Cumulative interest rate sensitivity gap as a percentage of total assets	(13.23)%	(13.66)%	1.86%	7.43%	12.24%	6.11%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	42.16%	61.17%	104.24%	113.39%	116.62%	107.41%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV as of December 31, 2013:

(dollars in thousands)

Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$47,565,311	$41,934,143	$5,631,168	$—	—%
+100	46,755,778	41,455,532	5,300,246	(330,922)	(5.88)
+200	46,032,094	41,056,255	4,975,839	(655,329)	(11.64)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at December 31, 2013, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(2.95)%
+200 over one year	(4.87)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in other changes to our gap, NPV, and/or net interest income simulation.

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

Where temporary changes in market conditions or volume levels result in significant increases in interest rate risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

•	Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;

•	Liability restructuring, whereby product offerings and pricing are altered or wholesale borrowings are employed to affect the maturity structure or repricing of liabilities;

•	Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or

•	Use or alteration of off-balance-sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

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

•

Growth assumptions: The net interest income analysis reflects new loan, security, deposit, and borrowing growth assumptions, whereas the NPV analysis is a point-in-time analysis that does not incorporate any new growth assumptions.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2013, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 4.97% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 3.28% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2013	2012
ASSETS:
Cash and cash equivalents	$644,550	$2,427,258
Securities:
Available for sale ($79,905 and $196,300 pledged, respectively)	280,738	429,266
Held-to-maturity ($4,945,905 and $4,084,380 pledged, respectively) (fair value of $7,445,244 and $4,705,960, respectively)	7,670,282	4,484,262

Total securities	7,951,020	4,913,528

Non-covered loans held for sale	306,915	1,204,370
Non-covered loans held for investment, net of deferred loan fees and costs	29,837,989	27,284,464
Less: Allowance for losses on non-covered loans	(141,946)	(140,948)

Non-covered loans held for investment, net	29,696,043	27,143,516
Covered loans	2,788,618	3,284,061
Less: Allowance for losses on covered loans	(64,069)	(51,311)

Covered loans, net	2,724,549	3,232,750

Total loans, net	32,727,507	31,580,636
Federal Home Loan Bank stock, at cost	561,390	469,145
Premises and equipment, net	273,299	264,149
FDIC loss share receivable	492,674	566,479
Goodwill	2,436,131	2,436,131
Core deposit intangibles	16,240	32,024
Mortgage servicing rights	241,018	144,713
Bank-owned life insurance	893,522	867,250
Other real estate owned (includes $37,477 and $45,115, respectively, covered by loss sharing agreements)	108,869	74,415
Other assets	342,067	369,372

Total assets	$46,688,287	$44,145,100

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$10,536,947	$8,783,795
Savings accounts	5,921,437	4,213,972
Certificates of deposit	6,932,096	9,120,914
Non-interest-bearing accounts	2,270,512	2,758,840

Total deposits	25,660,992	24,877,521
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	10,872,576	8,842,974
Repurchase agreements	3,425,000	4,125,000
Federal funds purchased	445,000	100,000

Total wholesale borrowings	14,742,576	13,067,974
Other borrowings	362,426	362,217

Total borrowed funds	15,105,002	13,430,191
Other liabilities	186,631	181,124

Total liabilities	40,952,625	38,488,836

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 440,873,285 and 439,133,951 shares issued, and 440,809,365 and 439,050,966 shares outstanding, respectively)	4,409	4,391
Paid-in capital in excess of par	5,346,017	5,327,111
Retained earnings	422,761	387,534
Treasury stock, at cost (63,920 and 82,985 shares, respectively)	(1,032)	(1,067)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $171 and $8,514, respectively	277	12,614
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,586 and $8,614, respectively	(5,604)	(13,525)
Net unrealized loss on pension and post-retirement obligations, net of tax of $21,126 and $41,242, respectively	(31,166)	(60,794)

Total accumulated other comprehensive loss, net of tax	(36,493)	(61,705)

Total stockholders’ equity	5,735,662	5,656,264

Total liabilities and stockholders’ equity	$46,688,287	$44,145,100

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2013	2012	2011
INTEREST INCOME:
Mortgage and other loans	$1,487,662	$1,597,504	$1,638,651
Securities and money market investments	220,436	193,597	228,013

Total interest income	1,708,098	1,791,101	1,866,664

INTEREST EXPENSE:
NOW and money market accounts	35,884	36,609	39,285
Savings accounts	21,950	13,677	15,488
Certificates of deposit	83,805	93,880	102,400
Borrowed funds	399,843	486,914	509,070

Total interest expense	541,482	631,080	666,243

Net interest income	1,166,616	1,160,021	1,200,421
Provision for losses on non-covered loans	18,000	45,000	79,000
Provision for losses on covered loans	12,758	17,988	21,420

Net interest income after provisions for loan losses	1,135,858	1,097,033	1,100,001

NON-INTEREST INCOME:
Total loss on OTTI of securities	(612)	—	(18,124)
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	—	—	—

Net loss on OTTI recognized in earnings	(612)	—	(18,124)
Mortgage banking income	78,283	178,643	80,674
Fee income	38,179	38,348	44,874
Bank-owned life insurance	29,938	30,502	28,384
Net gain on sale of securities	21,036	2,041	36,608
FDIC indemnification income	10,206	14,390	17,633
Gain on business disposition	—	—	9,823
Loss on debt redemption	—	(2,313)	—
Other	41,800	35,742	35,453

Total non-interest income	218,830	297,353	235,325

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	313,196	296,874	293,344
Occupancy and equipment	97,252	90,738	86,903
General and administrative	181,330	206,221	194,436

Total operating expenses	591,778	593,833	574,683
Amortization of core deposit intangibles	15,784	19,644	26,066

Total non-interest expense	607,562	613,477	600,749

Income before income taxes	747,126	780,909	734,577
Income tax expense	271,579	279,803	254,540

Net income	$475,547	$501,106	$480,037

Other comprehensive income (loss), net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $4,765; $8,473; and $366, respectively	(7,043)	12,533	(540)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $5,028; $65; and $4,857, respectively	7,921	102	7,251
Change in pension and post-retirement obligations, net of tax of $20,116; $807; and $14,993, respectively	29,628	(1,190)	(21,881)
Less: Reclassification adjustment for sales of available-for-sale securities and loss on OTTI of securities, net of tax of $3,578; $801; and $7,439, respectively	(5,294)	(1,240)	(11,045)

Total other comprehensive income (loss), net of tax	25,212	10,205	(26,215)

Total comprehensive income, net of tax	$500,759	$511,311	$453,822

Basic earnings per share	$1.08	$1.13	$1.09

Diluted earnings per share	$1.08	$1.13	$1.09

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2013	2012	2011
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,391	$4,374	$4,356
Shares issued for restricted stock awards (1,729,950; 1,707,286; and 1,611,819, respectively)	18	17	16
Shares issued for exercise of stock options (9,384; 0; and 168,001, respectively)	—	—	2

Balance at end of year	4,409	4,391	4,374

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	5,327,111	5,309,269	5,285,715
Shares issued for restricted stock awards, net of forfeitures	(5,093)	(3,430)	(216)
Compensation expense related to restricted stock awards	22,247	20,683	16,735
Stock options exercised	60	—	4,356
Tax effect of stock plans	1,692	589	2,679

Balance at end of year	5,346,017	5,327,111	5,309,269

RETAINED EARNINGS:
Balance at beginning of year	387,534	324,967	281,844
Net income	475,547	501,106	480,037
Dividends paid on common stock ($1.00 per share in each year)	(440,308)	(438,539)	(436,914)
Exercise of stock options	(12)	—	—

Balance at end of year	422,761	387,534	324,967

TREASURY STOCK:
Balance at beginning of year	(1,067)	(996)	—
Purchase of common stock (383,640; 272,991; and 229,712 shares, respectively)	(5,319)	(3,522)	(3,696)
Exercise of stock options (20,234; 0; and 135,162 shares, respectively)	279	—	2,500
Shares issued for restricted stock awards (382,471; 271,875; and 12,681 shares, respectively)	5,075	3,451	200

Balance at end of year	(1,032)	(1,067)	(996)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(61,705)	(71,910)	(45,695)
Other comprehensive income (loss), net of tax	25,212	10,205	(26,215)

Balance at end of year	(36,493)	(61,705)	(71,910)

Total stockholders’ equity	$5,735,662	$5,656,264	$5,565,704

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$475,547	$501,106	$480,037
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	30,758	62,988	100,420
Depreciation and amortization	28,092	25,471	23,535
Amortization of discounts and premiums, net	(3,600)	(2,788)	(1,337)
Amortization of core deposit intangibles	15,784	19,644	26,066
Net gain on sale of securities	(21,036)	(2,041)	(36,608)
Gain on sale of loans	(50,885)	(193,227)	(80,304)
Gain on business disposition	—	—	(9,823)
Stock plan-related compensation	22,247	20,721	16,735
Deferred tax expense	25,177	38,713	28,270
Loss on OTTI of securities recognized in earnings	612	—	18,124
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(92,089)	33,108	126,654
Increase (decrease) in other liabilities	49,442	6,597	(126,812)
Origination of loans held for sale	(6,213,592)	(10,925,837)	(7,151,083)
Proceeds from sale of loans originated for sale	7,109,473	10,991,561	7,416,333

Net cash provided by operating activities	1,375,930	576,016	830,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	680,715	2,468,377	2,799,160
Proceeds from repayment of securities available for sale	59,362	426,258	221,077
Proceeds from sale of securities held to maturity	191,142	—	284,406
Proceeds from sale of securities available for sale	631,802	822,618	862,755
Purchase of securities held to maturity	(4,029,981)	(3,133,279)	(2,753,777)
Purchase of securities available for sale	(554,239)	(932,997)	(1,151,639)
Net (purchase) redemption of Federal Home Loan Bank stock	(92,245)	21,083	(44,214)
Net increase in loans	(2,022,625)	(1,363,967)	(1,488,025)
Purchase of premises and equipment, net	(37,242)	(38,761)	(40,746)
Net cash acquired in business transactions	—	—	100,027

Net cash used in investing activities	(5,173,311)	(1,730,668)	(1,210,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	783,471	2,551,867	465,079
Net increase (decrease) in short-term borrowed funds	2,466,100	(312,000)	1,062,000
Net decrease in long-term borrowed funds	(791,289)	(218,222)	(637,703)
Tax effect of stock plans	1,692	589	2,679
Cash dividends paid on common stock	(440,308)	(438,539)	(436,914)
Treasury stock purchases	(5,319)	(3,522)	(3,696)
Net cash received from stock option exercises	326	—	3,519

Net cash provided by financing activities	2,014,673	1,580,173	454,964

Net (decrease) increase in cash and cash equivalents	(1,782,708)	425,521	74,195
Cash and cash equivalents at beginning of year	2,427,258	2,001,737	1,927,542

Cash and cash equivalents at end of year	$644,550	$2,427,258	$2,001,737

Supplemental information:
Cash paid for interest	$552,501	$667,905	$686,245
Cash paid for income taxes	212,181	286,550	152,115
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$115,215	$91,441	$230,677

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

Reflecting its growth through acquisitions, the Community Bank currently operates 243 branches, four of which operate directly under the Community Bank name. The remaining 239 Community Bank branches operate through seven divisional banks—Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York), Garden State Community Bank in New Jersey, AmTrust Bank in Florida and Arizona, and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the name “Atlantic Bank.”

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its wholly-owned subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowances for loan losses; the valuation of mortgage servicing rights (“MSRs”); the evaluation of goodwill for impairment; the evaluation of other-than-temporary impairment (“OTTI”) on securities; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $644.6 million and $2.4 billion, respectively. Included in cash and cash equivalents at those dates were $208.0 million and $1.7 billion of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2013 and 2012 were federal funds sold of $4.8 million and $8.9 million, respectively. In addition, the Company had $250.0 million and $549.7 million in pledged reverse repurchase agreements outstanding at December 31, 2013 and 2012, respectively.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System, the Company was required to maintain total reserves with the Federal Reserve Bank of New York of $133.7 million and $134.3 million, respectively, at December 31, 2013 and 2012, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of New York (the “FHLB-NY”), the Company is required to hold shares of Federal Home Loan Bank (“FHLB”) stock, which is carried at cost. The Company’s holding requirement varies based on certain factors, primarily including its outstanding borrowings from the FHLB-NY. In connection with the FDIC-assisted acquisitions of AmTrust and Desert Hills, the Company acquired stock in the FHLBs of Cincinnati and San Francisco, respectively. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The factors considered in this process include, among others, significant deterioration in earnings performance, credit rating, or asset quality; significant adverse changes in the regulatory or economic environment; and other factors that raise significant concerns about the creditworthiness and the ability of an FHLB to continue as a going concern.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowance for loan losses.

One-to-four family loans held for sale are originated through our mortgage banking operation and, to a lesser extent, the Community Bank, and are sold primarily to government-sponsored enterprises (“GSEs”), with the servicing typically retained. The loans originated by the mortgage banking operation are carried at fair value. The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in mortgage interest rates subsequent to loan funding and changes in the fair value of the servicing rights associated with the mortgage loans held for sale.

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

Two factors are considered in determining the amount of prepayment penalty income: the prepayment penalty percentage set forth in the loan documents and the principal balance of the loan at the time of prepayment. The volume of loans prepaying may vary from one period to another, often in connection with actual or perceived changes in the direction of market interest rates. In a low interest rate environment, or when interest rates are declining, prepayment penalties may increase as more borrowers opt to refinance. In a rising interest rate environment, or when rates are perceived to be rising, prepayment penalties may increase as borrowers seek to lock in current rates prior to further increases.

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, the Company ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and the Company has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans is increased by provisions for non-covered loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Although non-covered loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted below, the process for establishing the allowance for losses on non-covered loans is the same for the Community Bank and the Commercial Bank. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on management’s evaluation of the probable inherent losses in our portfolio in accordance with GAAP, and are comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The Company applies this classification as necessary to non-covered loans individually evaluated for impairment in the portfolios of multi-family; commercial real estate; acquisition, development, and construction; and commercial and industrial loans. Smaller balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis.

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

The Company also follows a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying its loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each of the major loan categories maintained. The Company’s historical loan loss experience is then adjusted by considering qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from its historical loss experience, including, but not limited to:

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

By considering the factors discussed above, management determines quantifiable risk factors that are applied to each non-impaired loan or loan type in the loan portfolio to determine the general valuation allowances.

In recognition of prevailing macroeconomic and real estate market conditions, the time periods considered for historical loss experience continue to be the last three years and the current period. Management also evaluates the sufficiency of the overall allocations used for the allowance for losses on non-covered loans by considering the Company’s loss experience in the current and prior calendar year.

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

In order to determine their overall adequacy, each of the respective non-covered loan loss allowances is reviewed quarterly by management and by the Mortgage and Real Estate Committee of the Community Bank’s Board of Directors (the “Mortgage Committee”) or the Credit Committee of the Board of Directors of the Commercial Bank (the “Credit Committee”), as applicable.

The Company charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. Generally, the time period in which this assessment is made is within the same quarter that the loan is considered impaired and quarterly thereafter. For consumer credits that are not real estate-related, the following past-due time periods determine when charge-offs are typically recorded: (1) closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date the Company receives notification that the borrower has filed for bankruptcy.

The level of future additions to the respective non-covered loan loss allowances is based on many factors, including certain factors that are beyond management’s control. Among these are changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

Allowance for Losses on Covered Loans

The Company has elected to account for the loans acquired in the AmTrust and Desert Hills acquisitions (i.e., covered loans) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, the Company maintains the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Under the loss sharing agreements with the FDIC, covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, management periodically performs an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the loss sharing agreement percentages.

Please see Note 6, “Allowances for Loan Losses” for a further discussion of the allowance for losses on covered loans as well as additional information about the allowance for losses on non-covered loans.

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

The FDIC loss share receivable is reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are less than acquisition-date estimates, the FDIC loss share receivable will be reduced.

Decreases in estimated reimbursements from the FDIC, if any, are recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the related loss sharing agreement); related additions to the accretable yield on the covered loans are recognized in income prospectively over the lives of the loans. Increases in estimated reimbursements will be recognized in interest income in the same period that they are identified and an allowance for loan losses for the related loans is recorded.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. In addition to being tested annually, goodwill would be tested if there were a “triggering event.” During the year ended December 31, 2013, no triggering events were identified.

The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment of its goodwill in 2013. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

We performed our annual goodwill impairment test as of December 31, 2013 and found no indication of goodwill impairment at that date.

Core Deposit Intangibles

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2013, 2012, or 2011. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

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

Depreciation and amortization are included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $28.1 million, $25.5 million, and $23.5 million, respectively, in the years ended December 31, 2013, 2012, and 2011.

Mortgage Servicing Rights

The Company recognizes the right to service mortgage loans for others as a separate asset referred to as MSRs. MSRs are generally recognized when one-to-four family loans are sold or securitized, servicing retained. The Company initially records, and subsequently carries, MSRs at fair value. At December 31, 2013, the Company had one class of MSRs, residential MSRs, for which it separately manages the economic risk.

The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows utilizing an internal valuation model. This model utilizes assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and changes in the assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSRs.

Changes in the fair value of MSRs primarily occur in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of MSRs are reported in “Non-interest income” as mortgage banking income in the period during which such changes occur.

Prior to December 31, 2013, the Company also had securitized MSRs. (Please see Note 11, “Intangible Assets,” for additional information regarding securitized MSRs.)

Offsetting Derivative Positions

In accordance with the applicable accounting guidance, the Company takes into account the impact of collateral and master netting agreements that allow it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Statements of Condition reflects derivative contracts with negative fair values included in derivative assets, and contracts with positive fair values that are included in derivative liabilities, on a net basis.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2013 and 2012, the Company’s investment in BOLI was $893.5 million and $867.3 million, respectively. There were no additional purchases of BOLI during the year ended December 31, 2013. During the year ended December 31, 2012, the Company purchased $80.0 million of BOLI. The Company’s investment in BOLI generated income of $29.9 million, $30.5 million, and $28.4 million, respectively, during the years ended December 31, 2013, 2012, and 2011.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are to be sold or rented, and are reported at the lower of cost (i.e., the unpaid balance of the loan at the acquisition date plus the expenses incurred to bring the property to a saleable condition, when appropriate) or fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the property, and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative expense” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2013 and 2012, the Company had other real estate owned (“OREO”) of $108.9 million and $74.4 million, respectively. The respective amounts include OREO of $37.5 million and $45.1 million that is covered under the Company’s FDIC loss sharing agreements.

Income Taxes

Income tax expense consists of income taxes that are currently payable and deferred income taxes. Deferred income tax expense is determined by recognizing deferred tax assets and liabilities for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The Company assesses the deferred tax assets and establishes a valuation allowance when realization of a deferred asset is not considered to be “more likely than not.” The Company considers its expectation of future taxable income in evaluating the need for a valuation allowance.

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

Stock Options and Incentives

The Company did not grant any stock options during the years ended December 31, 2013, 2012, or 2011. As all previously issued stock options had vested prior to 2008, there were no unvested stock options outstanding at any time during those years, and, accordingly, no compensation and benefits expense relating to stock options was recorded.

Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as stock options, restricted stock, or other forms of related rights.

At December 31, 2013, the Company had 16,757,551 shares available for grant under the 2012 Stock Incentive Plan, including 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 13, “Stock-Related Benefit Plans.”

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

Under GAAP, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in AOCL until they are amortized as a component of net periodic benefit cost.

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

Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities, and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards, including on the unvested portion of such awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them. The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2013, 2012, and 2011:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2013	2012	2011
Net income	$475,547	$501,106	$480,037
Less: Dividends paid on and earnings allocated to participating securities	(3,008)	(4,702)	(3,614)

Earnings applicable to common stock	$472,539	$496,404	$476,423

Weighted average common shares outstanding	439,251,238	437,706,702	436,018,938

Basic earnings per common share	$1.08	$1.13	$1.09

Earnings applicable to common stock	$472,539	$496,404	$476,423

Weighted average common shares outstanding	439,251,238	437,706,702	436,018,938
Potential dilutive common shares (1)	—	5,540	124,196

Total shares for diluted earnings per share computation	439,251,238	437,712,242	436,143,134

Diluted earnings per common share and common share equivalents	$1.08	$1.13	$1.09

(1)	Options to purchase 60,300 shares, 2,542,277 shares, and 6,302,302 shares, respectively, of the Company’s common stock that were outstanding as of December 31, 2013, 2012, and 2011, at respective weighted average exercise prices of $17.99, $16.86, and $16.30, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. ASU No. 2014-01 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. ASU No. 2014-01 should be applied retrospectively to all periods presented. The adoption of ASU No. 2014-01 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in ASU No. 2014-04 clarify when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. ASU No. 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013. Please see Note 3, “Reclassifications out of Accumulated Other Comprehensive Loss,” for the presentation of such disclosures.

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” and that ASU 2011-11 applies only to derivatives, repurchase agreements, and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and for interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company adopted ASU 2013-01 on January 1, 2013. Please see Note 15, “Derivative Financial Instruments,” for the presentation of such disclosures.

In October 2012, the FASB issued ASU No. 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2012-06 amends FASB ASC 805-20, “Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, formerly, SFAS No. 141(R),” by adding guidance specifically related to accounting for the support the Federal Deposit Insurance Corp. or the National Credit Union Administration provides to buyers of failed banks. When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution, and a change in the cash flows expected to be collected on the indemnification asset subsequently occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets).

The amendments in ASU No. 2012-06 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The adoption of ASU 2012-06 on January 1, 2013 has not had an effect on the Company’s consolidated statement of condition or results of operations.

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2013
Details about Accumulated Other Comprehensive Loss (“AOCL”)	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$9,484	Net gain on sales of securities
	(3,825)	Tax expense

	$5,659	Net gain on sales of securities, net of tax

Loss on OTTI of securities	$(612)	Loss on OTTI of securities
	247	Tax benefit

	$(365)	Loss on OTTI of securities, net of tax
Amortization of defined benefit pension items:
Prior-service costs	$249	(2)
Actuarial losses	(10,063)	(2)

	(9,814)	Total before tax
	3,969	Tax benefit

	$(5,845)	Amortization of defined benefit pension items, net of tax

Total reclassifications for the period	$(551)

(1)	Amounts in parentheses indicate expense items.
(2)	These components of AOCL are included in the computation of net periodic (credit) expense. (Please see Note 12, “Employee Benefits,” for additional information).

NOTE 4: SECURITIES

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2013:

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$23,759	$1,442	$1	$25,200
GSE CMOs(2)	62,082	598	1,861	60,819
Private label CMOs	10,214	—	12	10,202

Total mortgage-related securities	$96,055	$2,040	$1,874	$96,221

Other Securities:
Municipal bonds	$957	$69	$—	$1,026
Capital trust notes	13,419	60	1,681	11,798
Preferred stock	118,205	1,936	3,902	116,239
Common stock	51,654	4,093	293	55,454

Total other securities	$184,235	$6,158	$5,876	$184,517

Total securities available for sale	$280,290	$8,198	$7,750	$280,738

(1)	Government-sponsored enterprise
(2)	Collateralized mortgage obligations

As of December 31, 2013, the fair value of marketable equity securities included corporate preferred stock of $116.2 million and common stock of $55.5 million, with the latter primarily consisting of an investment in a large cap equity fund and certain other funds that are Community Reinvestment Act (“CRA”) eligible.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2012:

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$85,488	$7,197	$6	$92,679
GSE CMOs	62,236	4,924	—	67,160
Private label CMOs	17,276	140	—	17,416

Total mortgage-related securities	$165,000	$12,261	$6	$177,255

Other Securities:
Municipal bonds	$46,288	$128	$120	$46,296
Capital trust notes	35,231	7,363	4,159	38,435
Preferred stock	118,205	6,843	30	125,018
Common stock	43,984	1,191	2,913	42,262

Total other securities	$243,708	$15,525	$7,222	$252,011

Total securities available for sale (1)	$408,708	$27,786	$7,228	$429,266

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $570,000 (before taxes).

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2013 and 2012:

	December 31, 2013
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,529,102	$2,529,102	$30,145	$61,280	$2,497,967
GSE CMOs	1,878,885	1,878,885	29,330	22,520	1,885,695

Total mortgage-related securities	$4,407,987	$4,407,987	$59,475	$83,800	$4,383,662

Other Securities:
GSE debentures	$3,053,253	$3,053,253	$6,512	$208,506	$2,851,259
Corporate bonds	72,899	72,899	11,063	—	83,962
Municipal bonds	60,462	60,462	19	3,849	56,632
Capital trust notes	84,871	75,681	3,134	9,086	69,729

Total other securities	$3,271,485	$3,262,295	$20,728	$221,441	$3,061,582

Total securities held to maturity (1)	$7,679,472	$7,670,282	$80,203	$305,241	$7,445,244

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2013, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

	December 31, 2012
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,253,769	$1,253,769	$87,860	$5	$1,341,624
GSE CMOs	1,898,228	1,898,228	104,764	—	2,002,992
Other mortgage-related securities	3,220	3,220	—	—	3,220

Total mortgage-related securities	$3,155,217	$3,155,217	$192,624	$5	$3,347,836

Other Securities:
GSE debentures	$1,129,618	$1,129,618	$15,739	$—	$1,145,357
Corporate bonds	72,501	72,501	12,504	—	85,005
Municipal bonds	16,982	16,982	245	—	17,227
Capital trust notes	131,513	109,944	14,588	13,997	110,535

Total other securities	$1,350,614	$1,329,045	$43,076	$13,997	$1,358,124

Total securities held to maturity (1)	$4,505,831	$4,484,262	$235,700	$14,002	$4,705,960

(1)	At December 31, 2012, the non-credit portion of OTTI recorded in AOCL was $21.6 million (before taxes).

The Company had $561.4 million and $469.1 million of FHLB stock, at cost, at December 31, 2013 and 2012, respectively. The Company is required to maintain this investment in order to have access to the funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2013, 2012 and 2011:

	December 31,
(in thousands)	2013	2012	2011
Gross proceeds	$631,802	$822,618	$862,755
Gross realized gains	9,529	2,041	28,116
Gross realized losses	45	—	11

In addition, during the twelve months ended December 31, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and gross realized gains of $11.6 million. These sales occurred because the Company had collected a substantial portion (at least 85%) of the initial principal balance.

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

(in thousands)	For the Twelve Months Ended December 31, 2013
Beginning credit loss amount as of December 31, 2012	$219,978
Add: Initial other-than-temporary credit losses	612
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	4,256

Ending credit loss amount as of December 31, 2013	$216,334

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at December 31, 2013, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At December 31, 2013
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$—	—%	$—
Due from one to five years	—	—	60,379	4.17	1,280	2.96	—	—	67,940
Due from five to ten years	3,222,498	3.24	2,632,125	2.72	—	—	46,996	3.14	5,679,202
Due after ten years	1,185,489	3.34	360,749	3.48	59,182	2.86	101,584	5.80	1,698,102

Total debt securities held to maturity	$4,407,987	3.27%	$3,053,253	2.84%	$60,462	2.86%	$148,580	4.96%	$7,445,244

Available-for-Sale Securities: (3)
Due within one year	$5	1.20%	$—	—%	$124	6.09%	$—	—%	$134
Due from one to five years	6,418	6.88	—	—	554	6.45	—	—	7,455
Due from five to ten years	18,961	3.72	—	—	279	6.63	—	—	20,018
Due after ten years	70,671	3.87	—	—	—	—	13,419	5.70	81,438

Total debt securities available for sale	$96,055	4.04%	$—	—%	$957	6.46%	$13,419	5.70%	$109,045

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $410,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2013:

At December 31, 2013	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$2,777,417	$208,506	$—	$—	$2,777,417	$208,506
GSE Certificates	1,684,793	61,280	—	—	1,684,793	61,280
GSE CMOs	936,691	22,520	—	—	936,691	22,520
Municipal notes/bonds	55,333	3,849	—	—	55,333	3,849
Capital trust notes	24,900	100	37,181	8,986	62,081	9,086

Total temporarily impaired held-to-maturity debt securities	$5,479,134	$296,255	$37,181	$8,986	$5,516,315	$305,241

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$—	$—	$110	$1	$110	$1
Private label CMOs	10,202	12	—	—	10,202	12
GSE CMOs	44,725	1,861	—	—	44,725	1,861
Capital trust notes	1,992	8	5,746	1,673	7,738	1,681

Total temporarily impaired available-for-sale debt securities	$56,919	$1,881	$5,856	$1,674	$62,775	$3,555
Equity securities	75,886	4,195	—	—	75,886	4,195

Total temporarily impaired available-for-sale securities	$132,805	$6,076	$5,856	$1,674	$138,661	$7,750

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of December 31, 2013, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of December 31, 2013.

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

The unrealized losses on the Company’s GSE mortgage-related securities and GSE debentures at December 31, 2013 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount or premium relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2013.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at December 31, 2013. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and further illiquidity in the financial markets.

At December 31, 2013, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at the end of December 2013 were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and the Company’s ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2013. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management. This potentially would cause the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2013 consisted of six capital trust notes and one mortgage-backed security. At December 31, 2012, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven capital trust notes, three equity securities, and one mortgage-backed security. At December 31, 2013 and December 31, 2012, the combined market value of the respective securities represented unrealized losses of $10.7 million and $21.1 million. At December 31, 2013, the fair value of securities having a continuous loss position for twelve months or more was 19.9% below the collective amortized cost of $53.7 million. At December 31, 2012, the fair value of such securities was 24.5% below the collective amortized cost of $86.1 million.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2013 and 2012:

	December 31,
	2013		2012
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$20,699,927	69.41%	$18,595,833	68.18%
Commercial real estate	7,364,231	24.70	7,436,598	27.27
One-to-four family	560,730	1.88	203,435	0.75
Acquisition, development, and construction	344,100	1.15	397,917	1.46

Total mortgage loans held for investment	28,968,988	97.14	26,633,783	97.66

Other Loans:
Commercial and industrial	712,260	2.39	590,044	2.16
Lease financing, net of unearned income of $5,723	101,431	0.34	—	—

Total commercial and industrial loans	813,691	2.73	590,044	2.16

Other	39,036	0.13	49,880	0.18

Total other loans held for investment	852,727	2.86	639,924	2.34

Total non-covered loans held for investment	$29,821,715	100.00%	$27,273,707	100.00%

Net deferred loan origination costs	16,274		10,757
Allowance for losses on non-covered loans	(141,946)		(140,948)

Non-covered loans held for investment, net	$29,696,043		$27,143,516

Covered loans	2,788,618		3,284,061
Allowance for losses on covered loans	(64,069)		(51,311)

Total covered loans, net	$2,724,549		$3,232,750
Loans held for sale	306,915		1,204,370

Total loans, net	$32,727,507		$31,580,636

Non-Covered Loans

Non-Covered Loans Held for Investment

The vast majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City that are rent-regulated and feature below-market rents. In addition, the Company originates commercial real estate (“CRE”) loans, most of which are collateralized by properties located in New York City and, to a lesser extent, on Long Island and in New Jersey.

The Company also originates one-to-four family loans, acquisition, development, and construction (“ADC”) loans and commercial and industrial (“C&I”) loans for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while one-to-four family loans are originated both within and beyond the markets served by its branch offices. C&I loans consist of asset-based loans, equipment financing, and dealer floor plan loans (together, “specialty finance loans”) that are made to nationally recognized borrowers throughout the U.S. and are senior debt-secured; and other C&I loans, both secured and unsecured, that are made to small and mid-size businesses in New York City, on Long Island, in New Jersey, and, to a lesser extent, Arizona. Such C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

The one-to-four family loans that are held for investment consist primarily of hybrid loans (both jumbo and agency-conforming) that have been made at conservative loan-to-value ratios to borrowers with a documented history of repaying their debts.

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

To minimize the risk involved in specialty finance C&I lending, the Company participates in broadly syndicated asset-based loans, equipment loan and lease financing, and dealer floor plan loans that are presented by an approved list of select, nationally recognized sources with which its lending officers have established long-term funding relationships. The loans and leases, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. To further minimize the risk involved in specialty finance lending, the Company re-underwrites each transaction; in addition, it retains outside counsel to conduct a further review of the underlying documentation.

To minimize the risks involved in other C&I lending, the Company underwrites such loans on the basis of the cash flows produced by the business; requires that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and requires personal guarantees. However, the capacity of a borrower to repay such a C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operations of the business.

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

Included in non-covered loans held for investment at December 31, 2013 and 2012 were loans to non-officer directors of $149.4 million and $128.0 million, respectively.

Loans Held for Sale

Established in January 2010, the Community Bank’s mortgage banking operation ranks among the 20 largest aggregators of one-to-four family loans for sale in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold, servicing retained, to GSEs. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. The volume of jumbo loan originations has been insignificant to date, and the Company does not expect such loans to represent a material portion of the held-for-sale loans it produces. The Company also services mortgage loans for various third parties, primarily including those it sells to GSEs. The unpaid principal balance of serviced loans was $21.5 billion at December 31, 2013 and $17.6 billion at December 31, 2012.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2013:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$33,678	$58,395	$—	$92,073	$20,607,854	$20,699,927
Commercial real estate	1,854	24,550	—	26,404	7,337,827	7,364,231
One-to-four family	1,076	10,937	—	12,013	548,717	560,730
Acquisition, development, and construction	—	2,571	—	2,571	341,529	344,100
Commercial and industrial(1)	1	5,735	—	5,736	807,955	813,691
Other	480	1,349	—	1,829	37,207	39,036

Total	$37,089	$103,537	$—	$140,626	$29,681,089	$29,821,715

(1)	Includes lease financing receivables, all of which were current loans.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2012:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$19,945	$163,460	$—	$183,405	$18,412,428	$18,595,833
Commercial real estate	1,679	56,863	—	58,542	7,378,056	7,436,598
One-to-four family	2,645	10,945	—	13,590	189,845	203,435
Acquisition, development, and construction	1,178	12,091	—	13,269	384,648	397,917
Commercial and industrial	262	17,372	—	17,634	572,410	590,044
Other	1,876	599	—	2,475	47,405	49,880

Total	$27,585	$261,330	$—	$288,915	$26,984,792	$27,273,707

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at December 31, 2013:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$20,527,460	$7,304,502	$554,132	$333,805	$28,719,899	$793,693	$37,688	$831,381
Special mention	73,549	25,407	—	7,400	106,356	13,036	—	13,036
Substandard	98,918	33,822	6,598	2,895	142,233	6,808	1,348	8,156
Doubtful	—	500	—	—	500	154	—	154

Total	$20,699,927	$7,364,231	$560,730	$344,100	$28,968,988	$813,691	$39,036	$852,727

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at December 31, 2012:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$18,285,333	$7,337,315	$195,232	$383,557	$26,201,437	$561,541	$49,281	$610,822
Special mention	55,280	26,523	294	—	82,097	10,211	—	10,211
Substandard	253,794	72,260	7,909	11,277	345,240	18,292	599	18,891
Doubtful	1,426	500	—	3,083	5,009	—	—	—

Total	$18,595,833	$7,436,598	$203,435	$397,917	$26,633,783	$590,044	$49,880	$639,924

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

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years is summarized below:

	December 31,
(in thousands)	2013	2012	2011
Interest income that would have been recorded	$5,156	$11,814	$14,072
Interest income actually recorded	(2,721)	(5,506)	(6,484)

Interest income foregone	$2,435	$6,308	$7,588

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2013, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $72.9 million; loans on which forbearance agreements were reached amounted to $7.4 million.

The following table presents information regarding the Company’s TDRs as of December 31, 2013 and 2012:

	December 31,
	2013			2012
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$10,083	$50,548	$60,631	$66,092	$114,556	$180,648
Commercial real estate	2,198	15,626	17,824	37,457	39,127	76,584
One-to-four family	—	—	—	—	1,101	1,101
Acquisition, development, and construction	—	—	—	—	510	510
Commercial and industrial	1,129	758	1,887	1,463	—	1,463

Total	$13,410	$66,932	$80,342	$105,012	$155,294	$260,306

The $56.0 million decline in accruing multi-family loans noted in the preceding table was primarily due to a $49.6 million loan that was transferred to non-accrual status in the second quarter of 2013. The $35.3 million decline in accruing CRE loans noted in the preceding table was primarily due to the pay-off of a single CRE loan in the first quarter of 2013.

The $64.0 million decline in non-accrual multi-family loans primarily reflects two loan relationships totaling $50.6 million that were repaid during the second and third quarters of 2013, and a $41.6 million transfer to OREO during the first quarter of 2013. These decreases were partially offset by the aforementioned $49.6 million loan that was transferred from accruing TDR to non-accrual TDR. The $23.5 million decline in non-accrual CRE loans was primarily due to the pay-off of a $22.0 million loan relationship during the second quarter of 2013.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

In the twelve months ended December 31, 2013, the Company classified one CRE loan in the amount of $1.1 million, two C&I loans totaling $758,000, and one multi-family loan in the amount of $3.9 million as non-accrual TDRs . While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the year.

There were no payment defaults on any loans that had been modified as TDRs during the preceding twelve months. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification. Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. However, the Company does consider a loan with multiple modifications or forbearance periods to be in default, and would also consider a loan to be in default if it was in bankruptcy or was partially charged off subsequent to modification.

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of December 31, 2013:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,529,200	90.7%
All other loans	259,418	9.3

Total covered loans	$2,788,618	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills transactions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC Topic 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At December 31, 2013 and 2012, the unpaid principal balances of covered loans were $3.3 billion and $3.9 billion, respectively. The carrying values of such loans were $2.8 billion and $3.3 billion, respectively, at the corresponding dates.

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

The accretable yield is affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Changes in interest rate indices for variable rate loans increase or decrease the amount of interest income expected to be collected, depending on the direction of interest rates. Prepayments affect the estimated lives of covered loans and could change the amount of interest income and principal expected to be collected. Changes in expected principal and interest payments over the estimated lives of covered loans are driven by the credit outlook and by actions that may be taken with borrowers.

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

Changes in the accretable yield for covered loans in the twelve months ended December 31, 2013 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,201,172
Reclassification to non-accretable difference	(248,918)
Accretion	(155,261)

Balance at end of period	$796,993

In the preceding table, the line item “reclassification to non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent periodic evaluation, prepayment assumptions increased and coupon rates on variable rate loans reset lower, both of which resulted in a decline in future expected interest cash flows and, consequently, a reduction in the accretable yield. Partially offsetting the effect of these decreases was an improvement in underlying credit assumptions. As the underlying credit assumptions improved, the projected loss assumptions on defaulting loans decreased which, in turn, resulted in an increase in the accretable yield.

In connection with the AmTrust and Desert Hills acquisitions, the Company also acquired OREO, all of which is covered under FDIC loss sharing agreements. Covered OREO was initially recorded at its estimated fair value on the acquisition date, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

The FDIC loss share receivable represents the present value of the estimated losses to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the covered loans. The FDIC loss share receivable is reduced as losses on covered loans are recognized and as loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are lower than the acquisition-date estimates, the FDIC loss share receivable will be reduced by amortization to interest income.

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Covered Loans 90 Days or More Past Due:
One-to-four family	$201,425	$297,265
Other loans	10,060	15,308

Total covered loans 90 days or more past due	$211,485	$312,573

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Covered Loans 30-89 Days Past Due:
One-to-four family	$52,250	$75,129
Other loans	5,679	6,057

Total covered loans 30-89 days past due	$57,929	$81,186

At December 31, 2013, the Company had $57.9 million of covered loans that were 30 to 89 days past due, and covered loans of $211.5 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.5 billion at December 31, 2013 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded provisions for losses on covered loans of $12.8 million and $18.0 million during the twelve months ended December 31, 2013 and 2012, respectively. These provisions were largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and were largely offset by FDIC indemnification income of $10.2 million and $14.4 million, that was recorded in non-interest income during the respective periods.

NOTE 6: ALLOWANCES FOR LOAN LOSSES

The following table provides additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2013:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	127,840	14,106	141,946
Acquired loans with deteriorated credit quality	56,705	7,364	64,069

Total	$184,545	$21,470	$206,015

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2012:
Loans individually evaluated for impairment	$1,486	$1,199	$2,685
Loans collectively evaluated for impairment	126,448	11,815	138,263
Acquired loans with deteriorated credit quality	32,593	18,718	51,311

Total	$160,527	$31,732	$192,259

The following table provides additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2013:
Loans individually evaluated for impairment	$109,389	$6,996	$116,385
Loans collectively evaluated for impairment	28,859,599	845,731	29,705,330
Acquired loans with deteriorated credit quality	2,529,200	259,418	2,788,618

Total	$31,498,188	$1,112,145	$32,610,333

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2012:
Loans individually evaluated for impairment	$309,694	$17,702	$327,396
Loans collectively evaluated for impairment	26,324,088	622,223	26,946,311
Acquired loans with deteriorated credit quality	2,976,067	307,994	3,284,061

Total	$29,609,849	$947,919	$30,557,768

Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the twelve months ended December 31, 2013 and 2012:

	December 31,
	2013			2012
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$127,934	$13,014	$140,948	$121,995	$15,295	$137,290
Charge-offs	(18,265)	(7,092)	(25,357)	(39,533)	(6,685)	(46,218)
Recoveries	6,413	1,942	8,355	2,012	2,864	4,876
Provision for loan losses	11,758	6,242	18,000	43,460	1,540	45,000

Balance, end of period	$127,840	$14,106	$141,946	$127,934	$13,014	$140,948

Please see Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$78,771	$94,265	$—	$117,208	$1,991
Commercial real estate	30,619	32,474	—	43,566	1,604
One-to-four family	—	—	—	3,611	89
Acquisition, development, and construction	—	—	—	275	—
Commercial and industrial	6,995	34,199	—	6,890	366

Total impaired loans with no related allowance	$116,385	$160,938	$—	$171,550	$4,050

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$2,442	$—
Commercial real estate	—	—	—	900	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total impaired loans with an allowance recorded	$—	$—	$—	$3,342	$—

Total impaired loans:
Multi-family	$78,771	$94,265	$—	$119,650	$1,991
Commercial real estate	30,619	32,474	—	44,466	1,604
One-to-four family	—	—	—	3,611	89
Acquisition, development, and construction	—	—	—	275	—
Commercial and industrial	6,995	34,199	—	6,890	366

Total impaired loans	$116,385	$160,938	$—	$174,892	$4,050

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2012:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$193,500	$211,329	$—	$189,510	$4,929
Commercial real estate	80,453	81,134	—	72,271	1,705
One-to-four family	1,101	1,147	—	1,114	—
Acquisition, development, and construction	10,203	14,297	—	20,954	790
Commercial and industrial	10,564	14,679	—	10,021	380

Total impaired loans with no related allowance	$295,821	$322,586	$—	$293,870	$7,804

Impaired loans with an allowance recorded:
Multi-family	$20,307	$21,620	$1,055	$27,894	$802
Commercial real estate	2,914	2,940	402	3,693	98
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	1,216	1,494	29	1,877	—
Commercial and industrial	7,138	10,252	1,199	1,785	1,405

Total impaired loans with an allowance recorded	$31,575	$36,306	$2,685	$35,249	$2,305

Total impaired loans:
Multi-family	$213,807	$232,949	$1,055	$217,404	$5,731
Commercial real estate	83,367	84,074	402	75,964	1,803
One-to-four family	1,101	1,147	—	1,114	—
Acquisition, development, and construction	11,419	15,791	29	22,831	790
Commercial and industrial	17,702	24,931	1,199	11,806	1,785

Total impaired loans	$327,396	$358,892	$2,685	$329,119	$10,109

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

The following table summarizes activity in the allowance for losses on covered loans for the years ended December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Balance, beginning of period	$51,311	$33,323
Provision for losses on covered loans	12,758	17,988

Balance, end of period	$64,069	$51,311

NOTE 7: DEPOSITS

The following table sets forth a summary of the weighted average interest rates for each type of deposit at December 31, 2013 and 2012:

	December 31,
	2013			2012
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate (1)	Amount	Percent of Total	Weighted Average Interest Rate (1)
NOW and money market accounts	$10,536,947	41.06%	0.32%	$8,783,795	35.31%	0.41%
Savings accounts	5,921,437	23.08	0.44	4,213,972	16.94	0.31
Certificates of deposit	6,932,096	27.01	1.16	9,120,914	36.66	1.18
Non-interest-bearing accounts	2,270,512	8.85	—	2,758,840	11.09	—

Total deposits	$25,660,992	100.00%	0.54%	$24,877,521	100.00%	0.63%

(1)	Excludes the effect of purchase accounting adjustments for certificates of deposits (“CDs”).

At December 31, 2013 and 2012, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $4.7 million and $5.2 million, respectively.

The scheduled maturities of CDs at December 31, 2013 were as follows:

(in thousands)
1 year or less	$4,031,954
More than 1 year through 2 years	1,952,304
More than 2 years through 3 years	529,219
More than 3 years through 4 years	275,947
More than 4 years through 5 years	88,858
Over 5 years	53,814

Total CDs	$6,932,096

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2013:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$571,035	$664,375	$748,888	$1,419,644	$3,403,942

At December 31, 2013 and 2012, the aggregate amounts of CDs of $100,000 or more were $3.4 billion and $4.7 billion, respectively.

Included in total deposits at December 31, 2013 and 2012 were brokered deposits of $4.1 billion and $4.7 billion, respectively. Excluding purchase accounting adjustments, brokered deposits had weighted average interest rates of 0.24% and 0.39% at the respective year-ends. Brokered money market accounts represented $3.6 billion and $3.7 billion, respectively, of the year-end 2013 and 2012 totals and brokered non-interest-bearing accounts represented $260.5 million and $189.2 million, respectively. Brokered CDs represented $212.1 million and $793.8 million, respectively, of brokered deposits at December 31, 2013 and 2012.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Wholesale borrowings:
FHLB advances	$10,872,576	$8,842,974
Repurchase agreements	3,425,000	4,125,000
Federal funds purchased	445,000	100,000

Total wholesale borrowings	$14,742,576	$13,067,974

Other borrowings:
Junior subordinated debentures	358,126	357,917
Preferred stock of subsidiaries	4,300	4,300

Total other borrowings	362,426	362,217

Total borrowed funds	$15,105,002	$13,430,191

FHLB advances at December 31, 2013 include acquisition accounting adjustments of $18.8 million.

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition, and amounted to $38.8 million and $28.8 million, respectively, at December 31, 2013 and 2012.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2013 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2014	$3,373,117	0.43%	$5,135,317	1.32%
2015	200,719	2.92	1,315,719	3.12
2016	—	—	900,000	3.01
2017	630,521	3.02	3,520,312	3.35
2018	932,676	3.03	997	2.92
2019	1,865,000	3.15	—	—
2020	650,000	2.90	—	—
2022	1,410,000	3.41	—	—
2023	1,810,312	3.34	—	—
2025	231	7.82	231	7.82

Total FHLB advances	$10,872,576	2.33%	$10,872,576	2.33%

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2013, the Company had $3.1 billion in short-term FHLB advances with a weighted average interest rate of 0.38%. During 2013, the average balance of short-term FHLB advances was $1.4 billion, with a weighted average interest rate of 0.38%, generating interest expense of $5.2 million. At December 31, 2012, the Company had $1.2 billion in short-term FHLB advances with a weighted average interest rate of 0.32%. During 2012, the average balance of short-term FHLB advances was $382.4 million with a weighted average interest rate of 0.36%, generating interest expense of $1.4 million. At December 31, 2011, the Company had $1.6 billion in short-term FHLB advances with a weighted average interest rate of 0.31%. During 2011, the average balance of short-term FHLB advances was $164.8 million with a weighted average interest rate of 0.39%, generating interest expense of $650,000.

At December 31, 2013 and 2012, respectively, the Banks had combined unused lines of available credit with the FHLB-NY of up to $5.4 billion and $5.8 billion. At December 31, 2013, the Company had $146.1 million outstanding in overnight advances with the FHLB-NY. During 2013, the average balance of overnight advances amounted to $106.3 million and had a weighted average interest rate of 0.38%, generating interest expense of

$400,000. There were no overnight advances outstanding at December 31, 2012 or 2011. During 2012, the average balance of overnight advances amounted to $29.2 million and had a weighted average interest rate of 0.38%, generating interest expense of $111,000. During 2011, the average balance of overnight advances amounted to $4.6 million and had a weighted average interest rate of 0.40%, generating interest expense of $18,000.

Total FHLB advances generated interest expense of $252.6 million, $311.8 million, and $313.4 million, respectively, in the years ended December 31, 2013, 2012, and 2011.

Repurchase Agreements

The following table presents an analysis of the contractual maturities and the next call dates of the Company’s outstanding repurchase agreements at December 31, 2013:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2014	$—	—%	$2,100,000	3.55%
2015	100,000	2.17	100,000	2.17
2016	182,000	3.25	595,000	3.54
2017	450,000	4.04	380,000	3.14
2018	1,600,000	3.48	250,000	3.23
2020	513,000	3.32	—	—
2023	580,000	3.24	—	—

	$3,425,000	3.44%	$3,425,000	3.44%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2013:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days	$3,425,000	3.44%	$2,791,591	$2,798,199	$1,366,895	$1,270,525

The Company had no short-term repurchase agreements outstanding at or during the years ended December 31, 2013, 2012, or 2011.

At December 31, 2013 and 2012, the accrued interest on repurchase agreements amounted to $11.9 million and $13.9 million, respectively. The interest expense on repurchase agreements was $129.6 million, $148.3 million, and $147.1 million, respectively, in the years ended December 31, 2013, 2012, and 2011.

Federal Funds Purchased

At December 31, 2013 and 2012, the balances of federal funds purchased were $445.0 million and $100.0 million, respectively.

In 2013 and 2012, the average balances of federal funds purchased amounted to $85.8 million and $21.6 million, respectively, with each having a weighted average interest rate of 0.27%. The interest expense produced by federal funds purchased was $230,000 and $58,000, respectively, for the years ended December 31, 2013 and 2012. There were no federal funds purchased outstanding during the twelve months ending December 31, 2011.

Junior Subordinated Debentures

At December 31, 2013 and 2012, the Company had $358.1 million and $357.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out by January 1, 2016.

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

The following junior subordinated debentures were outstanding at December 31, 2013:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,200	$137,849	November 4, 2002	November 1, 2051	November 4, 2007 (1)
New York Community Capital Trust X	1.843	123,712	120,000	December 14, 2006	December 15, 2036	December 15, 2011 (2)
PennFed Capital Trust III	3.493	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.897	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,126	$345,349

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

On December 31, 2012, the Company redeemed the following junior subordinated debentures, totaling $69.2 million: Haven Capital Trust II, Queens County Capital Trust I, Queens Statutory Trust I, LIF Statutory Trust I, and PennFed Capital Trust II. A $2.3 million loss on debt redemptions was recorded in non-interest income in the fourth quarter of 2012.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statement of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2013, this discount totaled $67.5 million, reflecting the exchange offer described below.

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

In addition to the trust established in connection with the issuance of the BONUSES units, the Company has three business trusts of which it owns all of the common securities: New York Community Capital Trust X, PennFed Capital Trust III, and New York Community Capital Trust XI (the “Trusts”). The Trusts were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the table on the preceding page. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2013, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital.

Interest expense on junior subordinated debentures was $17.3 million, $25.0 million, and $24.4 million, respectively, for the years ended December 31, 2013, 2012, and 2011.

Preferred Stock of Subsidiaries

On April 7, 2003, the Company, through its then second-tier subsidiary, CFS Investments New Jersey, Inc., completed the sale of $60.0 million of capital securities of Richmond County Capital Corporation (“RCCC”), a wholly-owned real estate investment trust (“REIT”) of the Company, in a private placement transaction. The private placement was made to “Qualified Institutional Buyers,” as defined in Rule 144A of the Rules and Regulations promulgated under the Securities Act of 1933, as amended (the “33 Act”). The capital securities included $50.0 million, or 500 shares, of Richmond County Capital Corporation Series C Non-Cumulative Exchangeable Floating-Rate Preferred Stock, stated value of $100,000 per share (the “Series C Preferred Stock”). Dividends on the Series C Preferred Stock are payable quarterly at an annual rate equal to LIBOR plus 3.25% of its stated value. The Series C Preferred Stock may be redeemed by the Company on or after July 15, 2008. The dividend rate on the Series C Preferred Stock resets quarterly. As of December 31, 2013, there were 43 shares, or $4.3 million, of Series C Preferred Stock outstanding.

Dividends on preferred stock of subsidiaries are recorded as interest expense and amounted to $153,000; $164,000; and $223,000, respectively, for the years ended December 31, 2013, 2012, and 2011.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax (liability) asset at December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Deferred Tax Assets:
Allowance for loan losses	$82,872	$97,844
Compensation and related benefit obligations	24,585	22,946
Acquisition accounting and fair value adjustments on securities (including OTTI)	30,356	29,645
Acquisition accounting adjustments on borrowed funds	7,609	10,055
Non-accrual interest	11,550	17,553
Acquisition-related costs	746	861
Other	9,482	15,603

Gross deferred tax assets	167,200	194,507
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$167,200	$194,507

Deferred Tax Liabilities:
Amortizable intangibles	(3,753)	(8,554)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	(35,459)	(43,116)
Mortgage servicing rights	(61,694)	(52,049)
Premises and equipment	(24,015)	(27,868)
Prepaid pension cost	(33,551)	(13,345)
Restructuring and retirement of borrowed funds	(3,883)	(3,871)
Leases	(5,217)	—
Other	(5,439)	(9,537)

Gross deferred tax liabilities	(173,011)	(158,340)

Net deferred tax (liability) asset	$(5,811)	$36,167

The net deferred tax liability (which is included in “Other liabilities”) or the net deferred tax asset (which is included in “Other assets”) in the Consolidated Statements of Condition at December 31, 2013 and 2012, represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising this balance.

The Company has determined that at December 31, 2013, all deductible temporary differences are more likely than not to provide a benefit in reducing future federal, state, and local tax liabilities, as applicable.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31, 2013, 2012, and 2011:

	December 31,
(in thousands)	2013	2012	2011
Federal – current	$205,985	$206,748	$186,936
State and local – current	40,417	30,070	41,000

Total current	246,402	236,818	227,936

Federal – deferred	20,734	34,275	28,672
State and local – deferred	4,443	8,710	(2,068)

Total deferred	25,177	42,985	26,604

Income tax expense reported in net income	$271,579	$279,803	$254,540
Income tax expense (benefit) reported in stockholders’ equity related to:
Securities available-for-sale	(8,343)	7,672	7,805
Employee stock plans	(1,692)	(589)	(2,679)
Pension liability adjustments	20,116	(807)	(14,993)
Non-credit portion of OTTI losses	5,028	65	4,857

Total income taxes	$286,688	$286,144	$249,530

The following table presents a reconciliation of statutory federal income tax expense reported in net income to combined actual income tax expense for the years ended December 31, 2013, 2012, and 2011:

	December 31,
(in thousands)	2013	2012	2011
Statutory federal income tax expense at 35%	$261,494	$273,318	$257,102
State and local income taxes, net of federal income tax effect	29,159	25,207	25,306
Effect of tax deductibility of ESOP	(7,153)	(6,910)	(6,739)
Non-taxable income and expense of BOLI	(10,381)	(10,578)	(9,848)
Federal tax credits	(3,111)	(2,083)	(6,194)
Adjustments relating to prior tax years	150	86	(5,152)
Other, net	1,421	763	65

Total income tax expense reported in net income	$271,579	$279,803	$254,540

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

As of December 31, 2013, the Company had $20.3 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts.

The total amount of net unrecognized tax benefits at December 31, 2013 that would affect the effective tax rate, if recognized, was $13.2 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2013, 2012, and 2011, the Company recognized income tax expense (benefit) attributed to interest and penalties of $900,000, $1.0 million, and $(2.5) million, respectively. Accrued interest and penalties on tax liabilities were $2.2 million and $2.5 million, respectively, at December 31, 2013 and 2012.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2013, 2012, and 2011:

	December 31,
(in thousands)	2013	2012	2011
Uncertain tax positions at beginning of year	$24,220	$8,922	$13,068
Additions for tax positions relating to current-year operations	2,436	4,365	457
Additions for tax positions relating to prior tax years	6,218	11,890	—
Subtractions for tax positions relating to prior tax years	(3,641)	(457)	(4,603)
Reductions in balance due to settlements	(8,983)	(500)	—

Uncertain tax positions at end of year	$20,250	$24,220	$8,922

The Company and its acquired companies have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings of the Company for tax years 2011 through the present;

•	New York State tax filings of the Company for tax years 2010 through the present;

•	New York City tax filings of the Company for tax years 2011 through the present; and

•	New Jersey tax filings of the Company and certain acquired companies for tax years 2009 through the present.

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

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2013, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related net deferred tax liability of $21.5 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

At December 31, 2013 and 2012, the Company had pledged mortgage-related securities held to maturity with carrying values of $2.9 billion and $3.1 billion, respectively. The Company also had pledged other securities held to maturity with carrying values of $2.1 billion and $946.8 million at the respective dates. In addition, at December 31, 2013, the Company had pledged available-for-sale mortgage-related securities with a carrying value of $79.9 million. There were no pledged other securities at year-end 2013. At December 31, 2012, the respective carrying values of pledged available-for-sale mortgage-related securities and other securities were $151.2 million and $45.1 million. The pledged securities primarily serve as collateral for the Company’s repurchase agreements.

Loan Commitments and Letters of Credit

At December 31, 2013 and 2012, the Company had commitments to originate loans, including unused lines of credit, of $2.1 billion and $3.0 billion, respectively. The majority of the outstanding loan commitments at December 31, 2013 and 2012 had adjustable interest rates, and were expected to close within 90 days of the respective dates.

The following table sets forth the Company’s off-balance-sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2013:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$1,117,974
One-to-four family	289,847
Acquisition, development, and construction	171,763

Total mortgage loan commitments	$1,579,584
Other loan commitments	529,625

Total loan commitments	$2,109,209
Commercial, performance stand-by, and financial stand-by letters of credit	213,722

Total commitments	$2,322,931

Lease and License Commitments

At December 31, 2013, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rent, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2014	$29,702
2015	25,817
2016	29,298
2017	20,930
2018	16,403
2019 and thereafter	56,560

Total minimum future rentals	$178,710

The rental expense under these leases is included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $33.7 million, $32.5 million, and $28.1 million, respectively, in the years ended December 31, 2013, 2012, and 2011. Rental income on bank-owned properties, netted in occupancy and equipment expense, was approximately $3.9 million, $3.4 million, and $3.8 million in the corresponding periods. There was no minimum future rental income under non-cancelable sublease agreements at December 31, 2013.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2013:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$39,983	$—	$39,983	$99,100
Performance stand-by letters of credit	12,200	—	12,200	12,951
Commercial letters of credit	15,226	—	15,226	101,671

Total letters of credit	$67,409	$—	$67,409	$213,722

The maximum potential amount of future payments represents the notional amounts that could be funded and lost under the guarantees and indemnifications if there were a total default by the guaranteed parties or indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of performance stand-by, financial stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that it has sold or otherwise transferred to a third party. Also outstanding at December 31, 2013 were $187,000 of bankers’ acceptances.

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

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There were no changes in the carrying amount of goodwill during the years ended December 31, 2013 and 2012. Goodwill totaled $2.4 billion at both December 31, 2013 and 2012.

Core Deposit Intangibles

As previously noted, the Company has CDI stemming from its various business combinations with other banks and thrifts. CDI is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2013, 2012, or 2011. If an impairment loss is determined to exist in the future, the loss will be recorded in “Non-interest expense” in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

Analysis of Core Deposit Intangibles

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI as of December 31, 2013:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$234,364	$(218,124)	$16,240

For the year ended December 31, 2013, amortization expenses related to CDI totaled $15.8 million. The Company assessed the useful lives of its intangible assets at December 31, 2013 and deemed them to be appropriate. There were no impairment losses recorded for the years ended December 31, 2013, 2012, or 2011.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI:

(in thousands)	Core Deposit Intangibles
2014	$8,297
2015	5,345
2016	2,391
2017	207

Total remaining intangible assets	$16,240

Mortgage Servicing Rights

The Company had MSRs of $241.0 million and $144.7 million, respectively, at December 31, 2013 and 2012. The December 31, 2013 balance consisted entirely of residential MSRs, whereas the 2012 year-end balance consisted of both residential MSRs and securitized MSRs, for which the economic risk was separately managed.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded in “Non-interest income.” MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows utilizing an internal valuation model. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses, and periodically adjusts, the underlying inputs and assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

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

Securitized MSRs were carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and were amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs were periodically evaluated for impairment, based on the difference between their carrying amount and their current fair value. If it was determined that impairment existed, the resultant loss was charged to earnings.

The following table sets forth the changes in the balances of residential and securitized MSRs for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013		2012
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$144,520	$193	$116,416	$596
Additions	80,799	—	116,407	—
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	70,218	—	(20,938)	—
Due to other changes (1)	(54,519)	—	(67,365)	—
Amortization	—	(193)	—	(403)

Carrying value, end of period	$241,018	$—	$144,520	$193

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	December 31,
	2013	2012
Expected Weighted Average Life	93 months	64 months
Constant Prepayment Speed	8.3%	15.4%
Discount Rate	10.5	10.5
Primary Mortgage Rate to Refinance	4.5	3.6
Cost to Service (per loan per year):
Current	$ 53	$ 53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
120 days or more delinquent	553	553

As indicated in the preceding table, there were no changes in servicing costs from December 31, 2012 to December 31, 2013.

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

The following table sets forth certain information regarding the New York Community Plan as of the dates indicated:

	December 31,
(in thousands)	2013	2012
Change in Benefit Obligation:
Benefit obligation at beginning of year	$142,614	$134,159
Interest cost	5,455	5,885
Actuarial (gain) loss	(13,393)	11,865
Annuity payments	(6,300)	(6,252)
Settlements	(1,535)	(3,043)

Benefit obligation at end of year	$126,841	$142,614

Change in Plan Assets:
Fair value of assets at beginning of year	$187,623	$150,671
Actual return on plan assets	39,542	16,247
Contributions	—	30,000
Annuity payments	(6,300)	(6,252)
Settlements	(1,535)	(3,043)

Fair value of assets at end of year	$219,330	$187,623

Funded status (included in other assets)	$92,489	$45,009

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(9,406)	(9,737)
Net actuarial (gain) loss arising during the year	(36,346)	8,874

Total recognized in other comprehensive loss for the year (pre-tax)	$(45,752)	$(863)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	47,127	92,879

Total accumulated other comprehensive loss (pre-tax)	$47,127	$92,879

In 2014, an estimated $3.3 million of unrecognized net actuarial loss for the defined benefit pension plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2013 was $9.4 million. No prior service cost will be amortized in 2014 and none was amortized in 2013. The discount rates used to determine the benefit obligation at December 31, 2013 and 2012 were 4.8% and 3.9%, respectively.

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

The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Components of net periodic pension (credit) expense:
Interest cost	$5,455	$5,885	$5,964
Expected return on plan assets	(16,588)	(13,256)	(12,531)
Amortization of prior-service loss	—	—	—
Amortization of net actuarial loss	9,406	9,737	4,758

Net periodic pension (credit) expense	$(1,727)	$2,366	$(1,809)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2013	2012	2011
Discount rate	3.9%	4.5%	5.3%
Expected rate of return on plan assets	9.0	9.0	9.0

New York Community Plan assets are invested in diversified investment funds of the RSI Retirement Trust (the “Trust”), a private placement fund, and in the Company’s common stock. At December 31, 2013 and 2012, the amounts of New York Community Plan assets invested in the Company’s common stock were $25.4 million and $18.9 million, respectively. The investment funds include a series of equity and bond mutual funds or comingled trust funds, each with its own investment objectives, strategies, and risks, as detailed in the Trust’s Statement of Investment Objectives and Guidelines (the “Guidelines”). The Trust has been given discretion by the Plan Sponsor to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Guidelines.

The long-term investment objectives are to maintain plan assets at a level that will sufficiently cover long-term obligations and to generate a return on plan assets that will meet or exceed the rate at which long-term obligations will grow. A broadly diversified combination of equity and fixed income portfolios and various risk management techniques are used to help achieve these objectives.

The Plan’s targeted asset allocation was 60% to equities and 40% to fixed income securities. The Trustee has responsibility for the asset allocation, and for the selection of the investment strategies and managers utilized within the equity and fixed-income segments, as well as for setting and implementing the rebalancing policy. Asset rebalancing normally occurs when the allocations vary by more than 10% from their respective targets (i.e., the policy range guideline is target +/- 10%.)

The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored, and risk and volatility are further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

The following table presents information about the investments held by the New York Community Plan as of December 31, 2013:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual Funds – Equity:
Large-cap value (1)	$20,248	$20,248	$—	$—
Small-cap core (2)	25,326	25,326	—	—
Large-cap growth (3)	30,129	30,129	—	—
International core (4)	23,432	23,432	—	—
Common/Collective Trusts – Equity:
Large-cap core (5)	22,040	—	22,040	—
Large-cap value (6)	11,401	—	11,401	—
Common/Collective Trusts – Fixed Income:
Market duration fixed (7)
Mutual Funds – Fixed Income:	20,347	—	20,347	—
Intermediate duration (8)	41,010	41,010	—	—
Equity Securities:
Company common stock	25,392	25,392	—	—
Cash Equivalents:
Money market	5	5	—	—

	$219,330	$165,542	$53,788	$—

(1)	This category consists of investments whose sector and industry exposures are maintained within a narrow band around the Russell 1000 Index. The portfolio holds approximately 150 stocks.
(2)	This category contains stocks whose sector weightings are maintained within a narrow band around those of the Russell 2000 Index. The portfolio typically holds more than 300 stocks.
(3)	This category consists of a pair of mutual funds, one that invests in fast growing large-cap companies with sustainable franchises and positive price momentum, and the other that primarily invests in large-cap growth companies based in the U.S.
(4)	This category has investments in medium to large non-U.S. companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems.
(5)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(6)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(7)	This category consists of an index fund that tracks the Barclays Capital U. S. Aggregate Bond Index. The fund invests in treasury, agency, corporate, mortgage-backed, and asset-backed securities.
(8)	This category consists of two funds, one containing a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities rated Baa or better. The second fund emphasizes a more globally diversified portfolio of higher-quality, intermediate bonds.

Current Asset Allocation

The weighted average asset allocations for the New York Community Plan as of December 31, 2013 and 2012 were as follows:

	At December 31,
	2013	2012
Equity securities	72%	65%
Debt securities	28	35

Total	100%	100%

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

Expected Contributions

The Company does not expect to contribute to the New York Community Plan in 2014.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the New York Community Plan during the years indicated:

(in thousands)
2014	$7,016
2015	7,074
2016	7,069
2017	7,141
2018	7,187
2019 and thereafter	37,293

Total	$72,780

Qualified Savings Plan

The Company maintains a defined contribution qualified savings plan (the “New York Community Bank Employee Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions are made by the Company to this plan.

Post-Retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance (the “Health & Welfare Plan”) to retired employees, depending on age and years of service at the time of retirement. The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$20,319	$17,155
Service cost	4	7
Interest cost	683	641
Actuarial (gain) loss	(1,972)	3,293
Premiums and claims paid	(712)	(777)

Benefit obligation at end of year	$18,322	$20,319

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	712	777
Premiums/claims paid	(712)	(777)

Fair value of assets at end of year	$—	$—

Funded status (included in “Other liabilities”)	$(18,322)	$(20,319)

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(657)	(505)
Net actuarial (gain) loss arising during the year	(1,972)	3,293

Total recognized in other comprehensive loss for the year (pre-tax)	$(2,380)	$3,037

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(2,031)	$(2,280)
Actuarial loss, net	7,636	10,265

Total accumulated other comprehensive loss (pre-tax)	$5,605	$7,985

The discount rates used in the preceding table were 4.3% and 3.5%, respectively, at December 31, 2013 and 2012.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost over the next fiscal year are $474,000 and $249,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2013	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$4	$7	$5
Interest cost	683	641	720
Amortization of prior-service loss	(249)	(249)	(249)
Amortization of net actuarial loss	657	505	411

Net periodic benefit cost	$1,095	$904	$887

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2013	2012	2011
Discount rate	3.5%	3.9%	4.7%
Current medical trend rate	7.5	8.0	9.0
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2018	2018	2015

Had the assumed medical trend rate at December 31, 2013 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $754,000, and the aggregate of the benefits earned and the interest components of 2013 net post-retirement benefit cost would each have increased by $33,000. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2013 would have declined by $644,000, and the aggregate of the benefits earned and the interest components of 2013 net post-retirement benefit cost would each have declined by $28,000.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan are used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.5 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2014.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2014	$1,532
2015	1,504
2016	1,479
2017	1,443
2018	1,402
2019 and thereafter	6,309

Total	$13,669

NOTE 13: STOCK-RELATED BENEFIT PLANS

New York Community Bank Employee Stock Ownership Plan

All full-time employees who have attained 21 years of age and who have completed twelve consecutive months of credited service are eligible to participate in the Employee Stock Ownership Plan (“ESOP”), with benefits vesting on a seven-year basis, starting with 20% in the third year of employment and continuing in 20% increments in each successive year. Benefits are payable upon death, retirement, disability, or separation from service, and may be paid in stock. However, in the event of a change in control, as defined in the ESOP, any unvested portion of benefits shall vest immediately.

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

In 2013, 2012, and 2011, the Company allocated 505,354; 644,007; and 526,800 shares, respectively, to participants in the ESOP. For the years ended December 31, 2013, 2012, and 2011, the Company recorded ESOP-related compensation expense of $8.5 million, $8.4 million, and $7.0 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,464,641 and 1,369,311 shares at December 31, 2013 and 2012, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2013, 2012, or 2011.

Stock Incentive and Stock Option Plans

At December 31, 2013, the Company had a total of 16,757,551 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,327,522 shares of restricted stock during the twelve months ended December 31, 2013, with an average fair value of $13.64 per share on the date of grant. During 2012 and 2011, the Company granted 2,040,425, shares and 1,693,000 shares, respectively, of restricted stock. The respective shares had average fair values of $12.78, and $18.30 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2013, 2012, and 2011 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $22.2 million, $20.7 million, and $16.7 million, respectively, for the years ended December 31, 2013, 2012, and 2011.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2013:

	For the Year Ended December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	4,386,245	$14.73
Granted	2,327,522	13.64
Vested	(1,369,505)	14.71
Cancelled	(300,620)	14.07

Unvested at end of year	5,043,642	14.27

As of December 31, 2013, unrecognized compensation cost relating to unvested restricted stock totaled $55.3 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

In addition, the Company had the following stock option plans at December 31, 2013: the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2004 Synergy Financial Group Stock Option Plans (all plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during 2013, 2012, or 2011, the Company did not record any compensation and benefits expense relating to stock options during those years.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2013, 2012, and 2011, respectively, there were 126,821; 2,641,344; and 9,006,944 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,453 at December 31, 2013.

The status of the Stock Option Plans at December 31, 2013, and the changes that occurred during the year ended at that date, are summarized below:

	For the Year Ended December 31, 2013
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	2,641,344	$16.68
Granted	—	—
Exercised	(31,358)	11.35
Expired/forfeited	(2,483,165)	16.82

Stock options outstanding, end of year	126,821	15.21
Options exercisable at year-end	126,821	15.21

The intrinsic value of stock options outstanding and exercisable at December 31, 2013 was $277,000. The intrinsic value of options exercised during the twelve months ended December 31, 2013 was $106,000 There were no stock options exercised during the twelve months ended December 31, 2012. The intrinsic values of options exercised during the year ended December 31, 2011 was $1.9 million.

NOTE 14: FAIR VALUE MEASUREMENTS

GAAP set forth a definition of fair value, established a consistent framework for measuring fair value, and expanded disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. GAAP also clarified that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2013 and 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$25,200	$—	$—	$25,200
GSE CMOs	—	60,819	—	—	60,819
Private label CMOs	—	10,202	—	—	10,202

Total mortgage-related securities	$—	$96,221	$—	$—	$96,221

Other Securities Available for Sale:
Municipal bonds	$—	$1,026	$—	$—	$1,026
Capital trust notes	—	11,798	—	—	11,798
Preferred stock	89,942	26,297	—	—	116,239
Common stock	52,740	2,714	—	—	55,454

Total other securities	$142,682	$41,835	$—	$—	$184,517

Total securities available for sale	$142,682	$138,056	$—	$—	$280,738

Other Assets:
Loans held for sale	$—	$306,915	$—	$—	$306,915
Mortgage servicing rights	—	—	241,018	—	241,018
Interest rate lock commitments	—	—	258	—	258
Derivative assets-other(2)	1,267	5,155	—	(4,848)	1,574
Liabilities:
Derivative liabilities	$(590)	$(7,422)	$—	$7,624	$(388)

(1)	Includes cash collateral received and pledged.
(2)	Includes $1.3 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$92,679	$—	$—	$92,679
GSE CMOs	—	67,160	—	—	67,160
Private label CMOs	—	17,416	—	—	17,416

Total mortgage-related securities	$—	$177,255	$—	$—	$177,255

Other Securities Available for Sale:
Municipal bonds	$—	$46,296	$—	$—	$46,296
Capital trust notes	—	19,866	18,569	—	38,435
Preferred stock	124,734	284	—	—	125,018
Common stock	39,682	2,580	—	—	42,262

Total other securities	$164,416	$69,026	$18,569	$—	$252,011

Total securities available for sale	$164,416	$246,281	$18,569	$—	$429,266

Other Assets:
Loans held for sale	$—	$1,204,370	$—	$—	$1,204,370
Mortgage servicing rights	—	—	144,520	—	144,520
Interest rate lock commitments	—	—	21,446	—	21,446
Derivative assets-other(1)	5,939	2,910	—	(4,730)	4,119
Liabilities:
Derivative liabilities	$(2,303)	$(5,808)	$—	$4,730	$(3,381)

(1)	Includes $5.3 million to purchase Treasury options.

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

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value, in accordance with ASC Topic 825, “Financial Instruments.” The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value of these assets are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

MSRs do not trade in an active open market with readily observable prices. The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows, utilizing an internal valuation model. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified within Level 3.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was more than 90 days past due at December 31, 2013. Management believes the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	December 31,
	2013			2012
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$306,915	$303,805	$3,110	$1,204,370	$1,159,071	$45,299

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. For loans held for sale and MSRs, the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, are shown for the periods indicated below:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Twelve Months Ended December 31,
(in thousands)	2013	2012	2011
Loans held for sale	$(10,260)	$102,642	$83,202
Mortgage servicing rights	15,699	(88,303)	(71,830)

Total gain	$5,439	$14,339	$11,372

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the twelve months ended December 31, 2013 and 2012, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2013	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2013	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2013
		Income/ Loss	Comprehensive (Loss) Income
Available-for-sale capital securities	$18,569	$—	$—	$—	$(18,569)	$—	$—	$—
Mortgage servicing rights	144,520	15,699	—	80,799	—	—	241,018	70,218
Interest rate lock commitments	21,446	(21,188)	—	—	—	—	258	258

(in thousands)	Fair Value January 1, 2012	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2012	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2012
		Income/ Loss	Comprehensive (Loss) Income
Available-for-sale capital securities and preferred stock	$18,078	$—	$3,545	$—	$—	$(3,054)	$18,569	$3,415
Mortgage servicing rights	116,416	(88,303)	—	116,407	—	—	144,520	(20,938)
Interest rate lock commitments	15,633	5,813	—	—	—	—	21,446	21,446

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 at the end of the reporting period. There were no transfers in or out of Level 3 during the twelve months ended December 31, 2013. During the twelve months ended December 31, 2013, the Company transferred certain preferred stock to Level 2 from Level 1 as a result of decreased observable market activity for these securities. During the twelve months ended December 31, 2012, the Company transferred certain trust preferred securities from Level 3 to Level 2 as a result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the twelve months ended December 31, 2013 or 2012. There were no transfers of securities between Levels 1 and 2 for the twelve months ended December 31, 2012.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Dec. 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	$241,018	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	8.30%
			Weighted Average Discount Rate	10.50
Interest Rate Lock Commitments	258	Pricing Model	Weighted Average Closing Ratio	67.43

(1)	Represents annualized loan repayment rate assumptions.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are the weighted average constant prepayment rate and the weighted average discount rate. Significant increases or decreases in any of those inputs in isolation could result in significantly lower or higher fair value measurements. Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions.

The significant unobservable input used in the fair value measurement of the Company’s IRLCs is the closing ratio, which represents the percentage of loans currently in an interest rate lock position that management estimates will ultimately close. Generally, the fair value of an IRLC is positive if the prevailing interest rate is lower than the IRLC rate, and the fair value of an IRLC is negative if the prevailing interest rate is higher than the IRLC rate. Therefore, an increase in the closing ratio (i.e., a higher percentage of loans estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The closing ratio is largely dependent on the stage of processing that a loan is currently in, and the change in prevailing interest rates from the time of the interest rate lock.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$47,535	$47,535
Other assets (1)	—	19,810	—	19,810

Total	$—	$19,810	$47,535	$67,345

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$76,704	$76,704
Other assets (1)	—	22,664	—	22,664

Total	$—	$22,664	$76,704	$99,368

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2013 and December 31, 2012:

	December 31, 2013
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$644,550	$644,550	$644,550		$—		$—
Securities held to maturity	7,670,282	7,445,244	—		7,438,091		7,153
FHLB stock(1)	561,390	561,390	—		561,390		—
Loans, net	32,727,507	32,628,361	—		—		32,628,361
Financial Liabilities:
Deposits	$25,660,992	$25,712,388	$18,728,896	(2)	$6,983,492	(3)	$—
Borrowed funds	15,105,002	16,058,931	—		16,058,931		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2012
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,427,258	$2,427,258	$2,427,258		$—		$—
Securities held to maturity	4,484,262	4,705,960	—		4,648,766		57,194
FHLB stock(1)	469,145	469,145	—		469,145		—
Loans, net	31,580,636	31,977,472	—		—		31,977,472
Mortgage servicing rights	193	193	—		—		193
Financial Liabilities:
Deposits	$24,877,521	$24,909,496	$15,756,607	(2)	$9,152,889	(3)	$—
Borrowed funds	13,430,191	14,935,580	—		14,935,580		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Mortgage Servicing Rights

MSRs do not trade in an active market with readily observable prices. Accordingly, the Company utilizes a valuation model that calculates the present value of estimated future cash flows. The model incorporates various assumptions, including estimates of prepayment speeds, discount rates, refinance rates, servicing costs, and ancillary income. The Company reassesses and periodically adjusts the underlying inputs and assumptions to reflect current market conditions and assumptions that a market participant would consider in valuing the MSR asset.

Derivative Financial Instruments

For exchange-traded futures and exchange-traded options, fair value is based on observable quoted market prices in an active market. For forward commitments to buy and sell loans and mortgage-backed securities, fair value is based on observable market prices for similar loans and securities in an active market. The fair value of IRLCs for one-to-four family mortgage loans that the Company intends to sell is based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates, the value of MSRs arrived at by an independent MSR broker, government agency price adjustment factors, and historical IRLC fall-out factors.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at December 31, 2013 and 2012.

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

The Company held derivatives with a notional amount of $1.5 billion at December 31, 2013. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2013:

	December 31, 2013
(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$175,000	$—	$548
Eurodollar futures	20,000	—	42
Forward commitments to sell loans/mortgage-backed securities	522,987	5,155	34
Forward commitments to buy loans/mortgage-backed securities	515,000	—	7,388
Interest rate lock commitments	231,556	258	—

Total derivatives	$1,464,543	$5,413	$8,012

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Twelve Months Ended December 31,
(in thousands)	2013	2012
Treasury options	$(10,224)	$(120)
Eurodollar futures	(38)	(1,468)
Forward commitments to buy/sell loans/mortgage-backed securities	17,727	3,026

Total gain	$7,465	$1,438

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

The following tables present the effect the master netting arrangements have on the presentation of the derivative assets in the Consolidated Statements of Financial Condition as of the dates indicated:

	December 31, 2013
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$6,680	$4,848	$1,832	$—	$—	$1,832

	December 31, 2012
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$30,295	$4,730	$25,565	$—	$41	$25,524

The following tables present the effect the master netting arrangements have on the presentation of the derivative liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

	December 31, 2013
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$8,012	$7,624	$388	$—	$—	$388

	December 31, 2012
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$8,111	$4,730	$3,381	$—	$2,795	$586

NOTE 16: DIVIDEND RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Department of Financial Services (the “NYDFS”) if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses, if any, and all federal, state, and local taxes. In 2013, dividends of $450.0 million were paid by the Banks to the Parent Company; at December 31, 2013, the Banks could have paid additional dividends of $126.3 million to the Parent Company without regulatory approval.

NOTE 17: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2013	2012
ASSETS:
Cash and cash equivalents	$126,165	$113,745
Securities available for sale	2,545	2,662
Investments in subsidiaries	5,961,367	5,890,134
Receivables from subsidiaries	5,152	6,580
Other assets	32,458	28,617

Total assets	$6,127,687	$6,041,738

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$358,126	$357,917
Other liabilities	33,899	27,557

Total liabilities	392,025	385,474

Stockholders’ equity	5,735,662	5,656,264

Total liabilities and stockholders’ equity	$6,127,687	$6,041,738

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2013	2012	2011
Interest income	$702	$1,121	$1,064
Dividends received from subsidiaries	450,000	485,000	555,000
Loss on debt redemption	—	(2,313)	—
Other income	525	1,174	753

Gross income	451,227	484,982	556,817
Operating expenses	38,268	44,651	42,185

Income before income tax benefit and equity in undistributed (overdistributed) earnings of subsidiaries	412,959	440,331	514,632
Income tax benefit	16,547	20,029	16,445

Income before equity in undistributed (overdistributed) earnings of subsidiaries	429,506	460,360	531,077
Equity in undistributed (overdistributed) earnings of subsidiaries	46,041	40,746	(51,040)

Net income	$475,547	$501,106	$480,037

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$475,547	$501,106	$480,037
Change in other assets	(3,841)	(154)	23,990
Change in other liabilities	6,342	(8,799)	15,352
Other, net	24,135	21,474	21,530
Equity in (undistributed) overdistributed earnings of subsidiaries	(46,041)	(40,746)	51,040

Net cash provided by operating activities	456,142	472,881	591,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	151	1,276	2,459
Change in receivable from subsidiaries, net	1,428	(409)	1,870

Net cash provided by investing activities	1,579	867	4,329

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	(5,319)	(3,522)	(3,696)
Cash dividends paid on common stock	(440,308)	(438,539)	(436,914)
Net cash received from exercise of stock options	326	—	3,519
Payments for debt redemptions	—	(159,210)	—

Net cash used in financing activities	(445,301)	(601,271)	(437,091)

Net increase (decrease) in cash and cash equivalents	12,420	(127,523)	159,187

Cash and cash equivalents at beginning of year	113,745	241,268	82,081

Cash and cash equivalents at end of year	$126,165	$113,745	$241,268

NOTE 18: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the Federal Reserve Board of Governors (the “FRB”). The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Banks.

The following tables present the regulatory capital ratios for the Company at December 31, 2013 and 2012, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2013	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,664,082	8.39%	$3,664,082	12.84%	$3,870,921	13.56%
Minimum for capital adequacy purposes	1,745,857	4.00	1,141,644	4.00	2,283,287	8.00

Excess	$1,918,225	4.39%	$2,522,438	8.84%	$1,587,634	5.56%

			Risk-Based Capital
At December 31, 2012	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,605,671	8.84%	$3,605,671	13.38%	$3,800,221	14.11%
Minimum for capital adequacy purposes	1,631,267	4.00	1,077,615	4.00	2,155,230	8.00

Excess	$1,974,404	4.84%	$2,528,056	9.38%	$1,644,991	6.11%

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2013, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2013, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2013 and 2012 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2013	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,196,870	7.86%	$3,196,870	12.22%	$3,391,944	12.96%
Minimum for capital adequacy purposes	1,627,696	4.00	1,046,793	4.00	2,093,586	8.00

Excess	$1,569,174	3.86%	$2,150,077	8.22%	$1,298,358	4.96%

			Risk-Based Capital
At December 31, 2012	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,156,127	8.33%	$3,156,127	12.50%	$3,338,196	13.22%
Minimum for capital adequacy purposes	1,514,709	4.00	1,010,199	4.00	2,020,397	8.00

Excess	$1,641,418	4.33%	$2,145,928	8.50%	$1,317,799	5.22%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2013 and 2012 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2013	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$354,423	11.49%	$354,423	14.84%	$366,076	15.33%
Minimum for capital adequacy purposes	123,393	4.00	95,517	4.00	191,033	8.00

Excess	$231,030	7.49%	$258,906	10.84%	$175,043	7.33%

			Risk-Based Capital
At December 31, 2012	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$345,111	11.59%	$345,111	16.64%	$357,504	17.24%
Minimum for capital adequacy purposes	119,132	4.00	82,966	4.00	165,932	8.00

Excess	$225,979	7.59%	$262,145	12.64%	$191,572	9.24%

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

The Company seeks to maximize shareholder value by, among other means, optimizing the return on stockholders’ equity and managing risk. Capital is assigned to each segment, the combination of which is equivalent to the Company’s consolidated total, on an economic basis, using management’s assessment of the inherent risks associated with the segment. Capital allocations are made to cover the following risk categories: credit risk, liquidity risk, interest rate risk, option risk, basis risk, market risk, and operational risk.

The Company allocates expenses to the reportable segments based on various factors, including the volume and amount of loans produced and the number of full-time equivalent employees. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Banking Operations Segment

The Banking Operations Segment serves consumers and businesses by offering and servicing a variety of loan and deposit products and other financial services.

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, sells, aggregates, and services one-to-four family mortgage loans. Mortgage loan products consist primarily of agency-conforming fixed- and adjustable-rate loans and, to a lesser extent, jumbo hybrid loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses from the sale of such loans.

The following tables provide a summary of the Company’s segment results for the years ended December 31, 2013 and 2012, on an internally managed accounting basis:

	For the Twelve Months Ended December 31, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,144,820	$21,796	$1,166,616

Provisions for loan losses	30,758	—	30,758

Non-Interest Income:
Third party(1)	137,534	81,296	218,830
Inter-segment	(16,607)	16,607	—

Total non-interest income	120,927	97,903	218,830

Non-interest expense(2)	533,951	73,611	607,562

Income before income tax expense	701,038	46,088	747,126
Income tax expense	254,738	16,841	271,579

Net income	$446,300	$29,247	$475,547

Identifiable segment assets (period-end)	$46,015,332	$672,955	$46,688,287

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the twelve months ended December 31, 2012, on an internally managed accounting basis:

	For the Twelve Months Ended December 31, 2012
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,128,591	$31,430	$1,160,021

Provisions for loan losses	62,988	—	62,988

Non-Interest Income:
Third party(1)	116,063	181,290	297,353
Inter-segment	(14,795)	14,795	—

Total non-interest income	101,268	196,085	297,353

Non-interest expense(2)	533,911	79,566	613,477

Income before income tax expense	632,960	147,949	780,909
Income tax expense	222,325	57,478	279,803

Net income	$410,635	$90,471	$501,106

Identifiable segment assets (period-end)	$42,680,290	$1,464,810	$44,145,100

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

NOTE 20: SUBSEQUENT EVENTS

The Company evaluated whether any subsequent events that require recognition or disclosure in the accompanying financial statements and notes thereto took place through the date these financial statements were issued (February 28, 2014) and determined that no such subsequent events occurred during this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New York Community Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited New York Community Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 28, 2014

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2013 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2014 (hereafter referred to as our “2014 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available at the Investor Relations portion of our websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com, and will be provided, without charge, upon written request to the Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2014 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	126,821	$15.21	16,769,004
Equity compensation plans not approved by security holders	—	—	—

Total	126,821	$15.21	16,769,004

Information relating to the security ownership of certain beneficial owners and management appears in our 2014 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2014 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2014 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

Reports of Independent Registered Public Accounting Firm;

Consolidated Statements of Condition at December 31, 2013 and 2012;

Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2013;

Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2013;

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013; and

Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

Management’s Report on Internal Control over Financial Reporting; and

Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws (3)

4.1	Specimen Stock Certificate (4)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto (5)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli (6)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan (6)

10.4	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007) (7)

10.5	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (8)

10.6	Form of Queens County Savings Bank Employee Severance Compensation Plan (8)

10.7	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (8)

10.8	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (8)

10.9	Incentive Savings Plan of Queens County Savings Bank (9)

10.10	Retirement Plan of Queens County Savings Bank (8)

10.11	Supplemental Benefit Plan of Queens County Savings Bank (10)

10.12	Excess Retirement Benefits Plan of Queens County Savings Bank (8)

10.13	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (8)

10.14	Richmond County Financial Corp. 1998 Stock Compensation Plan (11)

10.15	Long Island Financial Corp. 1998 Stock Option Plan, as amended (12)

10.16	New York Community Bancorp, Inc. Management Incentive Compensation Plan (13)

10.17	New York Community Bancorp, Inc. 2006 Stock Incentive Plan (13)

10.18	New York Community Bancorp, Inc. 2012 Stock Incentive Plan (14)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 28, 2014 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 27, 2012
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(7)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(8)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(10)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(12)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(13)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(14)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2014	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	2/28/14	/s/ Thomas R. Cangemi	2/28/14
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	2/28/14
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	2/28/14	/s/ Maureen E. Clancy	2/28/14
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/s/ Hanif W. Dahya	2/28/14	/s/ Max L. Kupferberg	2/28/14
Hanif W. Dahya		Max L. Kupferberg
Director		Director

/s/ Michael J. Levine	2/28/14	/s/ James J. O’Donovan	2/28/14
Michael J. Levine		James J. O’Donovan
Director		Director

/s/ Ronald A. Rosenfeld	2/28/14	/s/ Lawrence J. Savarese	2/28/14
Ronald A. Rosenfeld		Lawrence J. Savarese
Director		Director

/s/ John M. Tsimbinos	2/28/14	/s/ Spiros J. Voutsinas	2/28/14
John M. Tsimbinos		Spiros J. Voutsinas
Director		Director

/s/ Robert Wann	2/28/14
Robert Wann
Senior Executive Vice President, Chief Operating Officer, and Director