Form 10-Q
period 2014-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2014-05-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Yes        No  X

442,656,612
Number of shares of common stock outstanding at May 2, 2014

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2014

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2014 (unaudited)	December 31, 2013
Assets:
Cash and cash equivalents	$672,872	$644,550
Securities:
Available-for-sale ($63,421 and $79,905 pledged, respectively)	245,321	280,738
Held-to-maturity ($4,916,515 and $4,945,905 pledged, respectively) (fair value of $7,629,929 and $7,445,244, respectively)	7,707,092	7,670,282

Total securities	7,952,413	7,951,020

Non-covered loans held for sale	266,240	306,915
Non-covered loans held for investment, net of deferred loan fees and costs	30,867,631	29,837,989
Less: Allowance for losses on non-covered loans	(139,361)	(141,946)

Non-covered loans held for investment, net	30,728,270	29,696,043
Covered loans	2,695,158	2,788,618
Less: Allowance for losses on covered loans	(49,439)	(64,069)

Covered loans, net	2,645,719	2,724,549

Total loans, net	33,640,229	32,727,507
Federal Home Loan Bank stock, at cost	545,113	561,390
Premises and equipment, net	278,216	273,299
FDIC loss share receivable	460,426	492,674
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	13,918	16,240
Mortgage servicing rights	238,004	241,018
Bank-owned life insurance	899,649	893,522
Other real estate owned (includes $36,134 and $37,477, respectively, covered by loss sharing agreements)	106,789	108,869
Other assets	323,710	342,067

Total assets	$47,567,470	$46,688,287

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$11,180,217	$10,536,947
Savings accounts	6,193,669	5,921,437
Certificates of deposit	6,934,692	6,932,096
Non-interest-bearing accounts	2,444,988	2,270,512

Total deposits	26,753,566	25,660,992
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	10,514,899	10,872,576
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	525,000	445,000

Total wholesale borrowings	14,464,899	14,742,576
Other borrowings	362,481	362,426

Total borrowed funds	14,827,380	15,105,002
Other liabilities	243,872	186,631

Total liabilities	41,824,818	40,952,625

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 442,659,460 and 440,873,285 shares issued, and 442,654,213 and 440,809,365 shares outstanding, respectively)	4,427	4,409
Paid-in capital in excess of par	5,347,183	5,346,017
Retained earnings	426,251	422,761
Treasury stock, at cost (5,247 and 63,920 shares, respectively)	(84)	(1,032)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $732 and $171, respectively	1,102	277
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,575 and $3,586, respectively	(5,587)	(5,604)
Net unrealized loss on pension and post-retirement obligations, net of tax of $20,769 and $21,126, respectively	(30,640)	(31,166)

Total accumulated other comprehensive loss, net of tax	(35,125)	(36,493)

Total stockholders’ equity	5,742,652	5,735,662

Total liabilities and stockholders’ equity	$47,567,470	$46,688,287

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Interest Income:
Mortgage and other loans	$345,530	$366,999
Securities and money market investments	69,781	45,808

Total interest income	415,311	412,807

Interest Expense:
NOW and money market accounts	8,396	9,175
Savings accounts	6,473	4,021
Certificates of deposit	19,060	22,235
Borrowed funds	97,232	102,200

Total interest expense	131,161	137,631

Net interest income	284,150	275,176
Provision for losses on non-covered loans	--	5,000
(Recovery of) provision for losses on covered loans	(14,630)	4,502

Net interest income after (recovery of) provision for loan losses	298,780	265,674

Non-Interest Income:
Mortgage banking income	14,610	26,109
Fee income	8,894	8,772
Bank-owned life insurance	6,829	7,253
Net gain on sales of securities	4,873	16,622
FDIC indemnification (expense) income	(11,704)	3,602
Gain on Visa shares sold	3,856	--
Other income	9,877	13,193

Total non-interest income	37,235	75,551

Non-Interest Expense:
Operating expenses:
Compensation and benefits	75,740	83,506
Occupancy and equipment	25,998	23,600
General and administrative	42,264	44,569

Total operating expenses	144,002	151,675
Amortization of core deposit intangibles	2,323	4,421

Total non-interest expense	146,325	156,096

Income before income taxes	189,690	185,129
Income tax expense	74,436	66,454

Net income	$115,254	$118,675

Other comprehensive income (loss), net of tax:
Change in net unrealized gain on securities available for sale, net of tax of $2,529 and $463, respectively	3,729	685
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $11 and $17, respectively	17	28
Change in pension and post-retirement obligations, net of tax of $357 and $1,008, respectively	526	1,486
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $1,969 and $2,048, respectively	(2,904)	(3,022)

Total other comprehensive income (loss), net of tax	1,368	(823)

Total comprehensive income, net of tax	$116,622	$117,852

Basic earnings per share	$0.26	$0.27

Diluted earnings per share	$0.26	$0.27

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2014
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,409
Shares issued for restricted stock awards (1,782,601 shares)	18
Shares issued for exercise of stock options (3,574 shares)	--

Balance at end of period	4,427

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,346,017
Shares issued for restricted stock awards, net of forfeitures	(6,994)
Compensation expense related to restricted stock awards	6,664
Tax effect of stock plans	1,496

Balance at end of period	5,347,183

Retained Earnings:
Balance at beginning of year	422,761
Net income	115,254
Dividends paid on common stock ($0.25 per share)	(110,461)
Effect of adoption of Accounting Standards Update 2014-01	(1,303)

Balance at end of period	426,251

Treasury Stock:
Balance at beginning of year	(1,032)
Purchase of common stock (358,461 shares)	(6,029)
Exercise of stock options (37 shares)	1
Shares issued for restricted stock awards (417,097 shares)	6,976

Balance at end of period	(84)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(36,493)
Other comprehensive income, net of tax	1,368

Balance at end of period	(35,125)

Total stockholders’ equity	$5,742,652

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$115,254	$118,675
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(14,630)	9,502
Depreciation and amortization	6,765	6,880
Amortization of discounts and premiums, net	(2,007)	(199)
Amortization of core deposit intangibles	2,323	4,421
Net gain on sales of securities	(4,873)	(16,622)
Gain on sale of loans	(3,778)	(25,883)
Gain on Visa shares sold	(3,856)	--
Stock plan-related compensation	6,664	5,537
Deferred tax expense	10,587	7,259
Changes in assets and liabilities:
Decrease in other assets	49,571	11,170
Increase in other liabilities	45,305	11,234
Origination of loans held for sale	(636,855)	(2,361,315)
Proceeds from sale of loans originated for sale	617,633	2,861,356

Net cash provided by operating activities	188,103	632,015

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	103,577	313,394
Proceeds from repayment of securities available for sale	3,918	48,852
Proceeds from sale of securities held to maturity	--	191,142
Proceeds from sale of securities available for sale	136,747	335,064
Purchase of securities held to maturity	(138,342)	(1,148,160)
Purchase of securities available for sale	(99,000)	(278,000)
Proceeds from sale of Visa shares	3,856	--
Net redemption of Federal Home Loan Bank stock	16,277	12,588
Net increase in loans	(875,092)	(706,193)
Purchase of premises and equipment, net	(11,682)	(7,391)

Net cash used in investing activities	(859,741)	(1,238,704)

Cash Flows from Financing Activities:
Net increase in deposits	1,092,574	600,151
Net decrease in short-term borrowed funds	(276,100)	(225,000)
Net decrease in long-term borrowed funds	(1,522)	(26,623)
Tax effect of stock plans	1,496	(64)
Cash dividends paid on common stock	(110,461)	(109,955)
Treasury stock purchases	(6,029)	(4,079)
Net cash received from stock option exercises	2	59

Net cash provided by financing activities	699,960	234,489

Net increase(decrease) in cash and cash equivalents	28,322	(372,200)
Cash and cash equivalents at beginning of period	644,550	2,427,258

Cash and cash equivalents at end of period	$672,872	$2,055,058

Supplemental information:
Cash paid for interest	$135,424	$130,989
Cash paid for income taxes	17,418	10,270
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	45,917	49,587

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

Reflecting nine stock splits between September 30, 1994 and February 17, 2004, the Company’s initial offering price adjusts to $0.93 per share. All share and per share data presented in this report have been adjusted to reflect the impact of the stock splits.

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

Reflecting its growth through acquisitions, the Community Bank currently operates 242 branches, four of which operate directly under the Community Bank name. The remaining 238 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York); Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

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

The unaudited consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 7, “Borrowed Funds,” for additional information regarding these trusts.

Effects of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company has chosen to apply this new guidance for the current period beginning on January 1, 2014.

The impact of applying this new guidance included a $1.3 million reduction in the balance of retained earnings as of January 1, 2014. The total amount of affordable housing tax credits and other tax benefits projected to be recognized during calendar year 2014, and the related amount of amortization recognized as a component of income tax expense for calendar year 2014, are $4.0 million and $2.8 million, respectively. The commitment of additional anticipated equity contributions of $9.4 million relating to current investments is reflected in “Other liabilities.” Retrospective application of the new amortization methodology would not result in a material change to prior-period presentations.

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

Unvested stock-based compensation awards containing non-forfeitable rights to dividends are considered participating securities, and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards, including on the unvested portion of such awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2014	2013
Net income	$115,254	$118,675
Less: Dividends paid on and earnings allocated to participating securities	(796)	(1,212)

Earnings applicable to common stock	$114,458	$117,463

Weighted average common shares outstanding	440,570,598	438,703,468

Basic earnings per common share	$0.26	$0.27

Earnings applicable to common stock	$114,458	$117,463

Weighted average common shares outstanding	440,570,598	438,703,468
Potential dilutive common shares (1)	--	5,052

Total shares for diluted earnings per share computation	440,570,598	438,708,520

Diluted earnings per common share and common share equivalents	$0.26	$0.27

(1)	Options to purchase 57,400 and 253,500 shares, of the Company’s common stock that were outstanding as of March 31, 2014 and 2013, respectively, at weighted average exercise prices of $18.08 and $22.14, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss (“AOCL”)

(in thousands)	For the Three Months Ended March 31, 2014
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$4,873	Net gain on sales of securities
	(1,969)	Tax expense

	$2,904	Net gain on sales of securities, net of tax

Amortization of defined benefit pension items:
Prior-service costs	$62	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(940)	Included in the computation of net periodic (credit) expense (2)

	(878)	Total before tax
	355	Tax benefit

	$(523)	Amortization of defined benefit pension items, net of tax

Total reclassifications for the period	$2,381

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, Pension and Other Post-Retirement Benefits, for additional information.

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2014:

	March 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss		Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$22,659	$1,445	$	---	$24,104
GSE CMOs(2)	59,561	672		1,684	58,549
Private label CMOs	10,178	--		90	10,088

Total mortgage-related securities	$92,398	$2,117		$1,774	$92,741

Other Securities:
Municipal bonds	$959	$99		$--	$1,058
Capital trust notes	13,422	63		1,591	11,894
Preferred stock	118,205	3,295		792	120,708
Common stock	18,504	644		228	18,920

Total other securities	$151,090	$4,101		$2,611	$152,580

Total securities available for sale	$243,488	$6,218		$4,385	$245,321

(1)	Government-sponsored enterprise
(2)	Collateralized mortgage obligations

At March 31, 2014, the fair value of marketable equity securities included corporate preferred stock of $120.7 million and common stock of $18.9 million, with the latter primarily consisting of mutual fund investments that are deemed to be qualified under the Community Reinvestment Act (“CRA”).

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2013:

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$23,759	$1,442	$1	$25,200
GSE CMOs	62,082	598	1,861	60,819
Private label CMOs	10,214	--	12	10,202

Total mortgage-related securities	$96,055	$2,040	$1,874	$96,221

Other Securities:
Municipal bonds	$957	$69	$--	$1,026
Capital trust notes	13,419	60	1,681	11,798
Preferred stock	118,205	1,936	3,902	116,239
Common stock	51,654	4,093	293	55,454

Total other securities	$184,235	$6,158	$5,876	$184,517

Total securities available for sale	$280,290	$8,198	$7,750	$280,738

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,527,673	$2,527,673	$48,962	$35,013	$2,541,622
GSE CMOs	1,846,549	1,846,549	41,725	11,344	1,876,930

Total mortgage-related securities	$4,374,222	$4,374,222	$90,687	$46,357	$4,418,552

Other Securities:
GSE debentures	$3,124,191	$3,124,191	$10,512	$137,118	$2,997,585
Corporate bonds	73,003	73,003	12,301	--	85,304
Municipal bonds	60,168	60,168	1	3,295	56,874
Capital trust notes	84,670	75,508	4,079	7,973	71,614

Total other securities	$3,342,032	$3,332,870	$26,893	$148,386	$3,211,377

Total securities held to maturity (1)	$7,716,254	$7,707,092	$117,580	$194,743	$7,629,929

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At March 31, 2014, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

	December 31, 2013
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,529,102	$2,529,102	$30,145	$61,280	$2,497,967
GSE CMOs	1,878,885	1,878,885	29,330	22,520	1,885,695

Total mortgage-related securities	$4,407,987	$4,407,987	$59,475	$83,800	$4,383,662

Other Securities:
GSE debentures	$3,053,253	$3,053,253	$6,512	$208,506	$2,851,259
Corporate bonds	72,899	72,899	11,063	--	83,962
Municipal bonds	60,462	60,462	19	3,849	56,632
Capital trust notes	84,871	75,681	3,134	9,086	69,729

Total other securities	$3,271,485	$3,262,295	$20,728	$221,441	$3,061,582

Total securities held to maturity (1)	$7,679,472	$7,670,282	$80,203	$305,241	$7,445,244

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2013, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

The Company had $545.1 million and $561.4 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at March 31, 2014 and December 31, 2013, respectively. The Company is required to maintain this investment in order to have access to the funding resources provided by the FHLB.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Gross proceeds	$136,747	$335,064
Gross realized gains	4,873	5,070
Gross realized losses	--	--

In addition, during the three months ended March 31, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and gross realized gains of $11.5 million, all of which were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance. No comparable sales occurred in the first three months of 2014.

In the following table, the beginning balance represents the credit loss component for debt securities on which OTTI occurred prior to January 1, 2013. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Three Months Ended March 31, 2014
Beginning credit loss amount as of December 31, 2013	$216,334
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of March 31, 2014	$216,334

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at March 31, 2014, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At March 31, 2014
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	Municipal Bonds	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	--	--	60,317	4.17	1,177	2.96	--	--	67,447
Due from five to ten years	3,241,420	3.24	2,864,014	2.77	--	--	47,080	3.14	6,048,216
Due after ten years	1,132,802	3.36	199,860	3.61	58,991	2.86	101,431	5.81	1,514,266

Total debt securities held to maturity	$4,374,222	3.27%	$3,124,191	2.85%	$60,168	2.86%	$148,511	4.96%	$7,629,929

Available-for-Sale Securities: (3)
Due within one year	$--	--%	$--	--%	$124	6.09%	$--	--%	$129
Due from one to five years	5,926	6.87	--	--	555	6.45	--	--	6,867
Due from five to ten years	16,361	3.78	--	--	280	6.63	--	--	17,532
Due after ten years	70,111	3.94	--	--	--	--	13,422	5.68	81,165

Total debt securities available for sale	$92,398	4.10%	$--	--%	$959	6.46%	$13,422	5.68%	$105,693

(1)	Not presented on a tax-equivalent basis.
(2)	Consists of corporate bonds and capital trust notes. Included in capital trust notes are $206,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2014:

At March 31, 2014 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$2,433,954	$137,118	$ --	$ --	$2,433,954	$137,118
GSE certificates	951,596	35,013	--	--	951,596	35,013
GSE CMOs	677,733	11,344	--	--	677,733	11,344
Municipal bonds	55,696	3,295	--	--	55,696	3,295
Capital trust notes	--	--	38,198	7,973	38,198	7,973

Total temporarily impaired held-to-maturity debt securities	$4,118,979	$186,770	$38,198	$7,973	$4,157,177	$194,743

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
Private label CMOs	$ 10,087	$ 90	$ --	$ --	$ 10,087	$ 90
GSE CMOs	44,915	1,684	--	--	44,915	1,684
Capital trust notes	--	--	5,831	1,591	5,831	1,591

Total temporarily impaired available-for-sale debt securities	$ 55,002	$ 1,774	$ 5,831	$1,591	$ 60,833	$ 3,365
Equity securities	79,102	1,020	--	--	79,102	1,020

Total temporarily impaired available-for-sale securities	$ 134,104	$ 2,794	$ 5,831	$1,591	$ 139,935	$ 4,385

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2013:

At December 31, 2013	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$2,777,417	$208,506	$--	$--	$2,777,417	$208,506
GSE certificates	1,684,793	61,280	--	--	1,684,793	61,280
GSE CMOs	936,691	22,520	--	--	936,691	22,520
Municipal bonds	55,333	3,849	--	--	55,333	3,849
Capital trust notes	24,900	100	37,181	8,986	62,081	9,086

Total temporarily impaired held-to-maturity debt securities	$5,479,134	$296,255	$37,181	$8,986	$5,516,315	$305,241

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
GSE certificates	$--	$--	$110	$1	$110	$1
Private label CMOs	10,202	12	--	--	10,202	12
GSE CMOs	44,725	1,861	--	--	44,725	1,861
Capital trust notes	1,992	8	5,746	1,673	7,738	1,681

Total temporarily impaired available-for-sale debt securities	$56,919	$1,881	$5,856	$1,674	$62,775	$3,555
Equity securities	75,886	4,195	--	--	75,886	4,195

Total temporarily impaired available-for-sale securities	$132,805	$6,076	$5,856	$1,674	$138,661	$7,750

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of March 31, 2014, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of March 31, 2014.

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

The unrealized losses on the Company’s GSE mortgage-related securities and GSE debentures at March 31, 2014 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. The Company purchased these investments either at par or at a discount or premium relative to their face amount, and the contractual cash flows of these investments are guaranteed by the GSEs. Accordingly, it is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at March 31, 2014.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at March 31, 2014. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and further illiquidity in the financial markets.

At March 31, 2014, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at the end of March 2014 were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and its ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at March 31, 2014. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management. This potentially would cause the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2014 consisted of six capital trust notes. At December 31, 2013, the investment securities designated as having a continuous loss position for twelve months or more consisted of six capital trust notes and one mortgage-backed security. At March 31, 2014 and December 31, 2013, the combined market value of the respective securities represented unrealized losses of $9.6 million and $10.7 million. At March 31, 2014, the fair value of securities having a continuous loss position for twelve months or more was 17.8% below the collective amortized cost of $53.6 million. At December 31, 2013, the fair value of such securities was 19.9% below the collective amortized cost of $53.7 million.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$21,454,697	69.55%	$20,699,927	69.41%
Commercial real estate	7,488,692	24.27	7,364,231	24.70
One-to-four family	626,975	2.03	560,730	1.88
Acquisition, development, and construction	373,849	1.21	344,100	1.15

Total mortgage loans held for investment	29,944,213	97.06	28,968,988	97.14

Other Loans:
Commercial and industrial	763,418	2.48	712,260	2.39
Lease financing, net of unearned income of $5,690 and $5,723	104,925	0.34	101,431	0.34

Total commercial and industrial loans	868,343	2.82	813,691	2.73

Other	37,351	0.12	39,036	0.13

Total other loans held for investment	905,694	2.94	852,727	2.86

Total non-covered loans held for investment	$30,849,907	100.00%	$29,821,715	100.00%

Net deferred loan origination costs	17,724		16,274
Allowance for losses on non-covered loans	(139,361)		(141,946)

Non-covered loans held for investment, net	$30,728,270		$29,696,043

Covered loans	2,695,158		2,788,618
Allowance for losses on covered loans	(49,439)		(64,069)

Total covered loans, net	$2,645,719		$2,724,549
Loans held for sale	266,240		306,915

Total loans, net	$33,640,229		$32,727,507

Non-Covered Loans

Non-Covered Loans Held for Investment

The vast majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City that are rent-regulated and feature below-market rents. In addition, the Company originates commercial real estate (“CRE”) loans, most of which are collateralized by properties located in New York City and Long Island.

The Company also originates one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and commercial and industrial (“C&I”) loans for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while one-to-four family loans are originated both within and beyond the markets served by its branch offices. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor plan loans (together, “specialty finance loans and leases”) that are made to nationally recognized borrowers throughout the U.S. and are senior debt-secured; and other C&I loans, both secured and unsecured, that primarily are made to small and mid-size businesses in Metro New York. Such C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. Accordingly, borrowers are required to provide a guarantee of repayment and completion, and loan proceeds are disbursed as construction progresses, as certified by in-house or third-party engineers. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining conservative lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, the length of time to complete and/or sell or lease the collateral property is greater than anticipated, or if there is a downturn in the local economy or real estate market, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in losses or delinquencies.

To minimize the risk involved in specialty finance lending and leasing, the Company primarily participates in broadly syndicated asset-based loans, equipment loan and lease financing, and dealer floor plan loans that are presented by an approved list of select, nationally recognized sources with which its lending officers have established long-term funding relationships. The loans and leases, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. To further minimize the risk involved in specialty finance lending and leasing, the Company re-underwrites each transaction; in addition, it retains outside counsel to conduct a further review of the underlying documentation.

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

Included in non-covered loans held for investment at March 31, 2014 and December 31, 2013 were loans to non-officer directors of $148.7 million and $149.4 million, respectively.

Loans Held for Sale

Established in January 2010, the Community Bank’s mortgage banking operation ranks among the 20 largest aggregators of one-to-four family loans for sale in the nation. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold, servicing retained, to GSEs. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. The volume of jumbo loan originations has been insignificant to date, and the Company does not expect such loans to represent a material portion of the held-for-sale loans it originates. The Company also services mortgage loans for various third parties, primarily including those it sells to GSEs. The unpaid principal balance of loans serviced for others was $21.7 billion at March 31, 2014 and $21.5 billion at December 31, 2013.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at March 31, 2014:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$3,644	$68,012	$--	$71,656	$21,383,041	$21,454,697
Commercial real estate	11,843	27,014	--	38,857	7,449,835	7,488,692
One-to-four family	1,430	9,640	--	11,070	615,905	626,975
Acquisition, development, and construction	--	2,328	--	2,328	371,521	373,849
Commercial and industrial(1)	1,067	5,051	--	6,118	862,225	868,343
Other	615	1,334	--	1,949	35,402	37,351

Total	$18,599	$113,379	$--	$131,978	$30,717,929	$30,849,907

(1)	Includes lease financing receivables, all of which were current loans.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2013:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$33,678	$58,395	$--	$92,073	$20,607,854	$20,699,927
Commercial real estate	1,854	24,550	--	26,404	7,337,827	7,364,231
One-to-four family	1,076	10,937	--	12,013	548,717	560,730
Acquisition, development, and construction	--	2,571	--	2,571	341,529	344,100
Commercial and industrial(1)	1	5,735	--	5,736	807,955	813,691
Other	480	1,349	--	1,829	37,207	39,036

Total	$37,089	$103,537	$--	$140,626	$29,681,089	$29,821,715

(1)	Includes lease financing receivables, all of which were current loans.

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at March 31, 2014:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$21,340,444	$7,427,159	$621,789	$371,191	$29,760,583	$849,359	$36,159	$885,518
Special mention	36,643	21,050	--	--	57,693	7,412	--	7,412
Substandard	77,610	40,123	5,186	2,658	125,577	11,506	1,192	12,698
Doubtful	--	360	--	--	360	66	--	66

Total	$21,454,697	$7,488,692	$626,975	$373,849	$29,944,213	$868,343	$37,351	$905,694

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered held-for-investment loans by credit quality indicator at December 31, 2013:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$20,527,460	$7,304,502	$554,132	$333,805	$28,719,899	$793,693	$37,688	$831,381
Special mention	73,549	25,407	--	7,400	106,356	13,036	--	13,036
Substandard	98,918	33,822	6,598	2,895	142,233	6,808	1,348	8,156
Doubtful	--	500	--	--	500	154	--	154

Total	$20,699,927	$7,364,231	$560,730	$344,100	$28,968,988	$813,691	$39,036	$852,727

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

Troubled Debt Restructurings

The Company is required to account for certain held-for-investment loan modifications or restructurings as Troubled Debt Restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified as TDRs generally are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2014, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $74.1 million; loans on which forbearance agreements were reached amounted to $7.4 million.

The following table presents information regarding the Company’s TDRs as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$10,042	$50,391	$60,433	$10,083	$50,548	$60,631
Commercial real estate	2,180	15,524	17,704	2,198	15,626	17,824
One-to-four family	--	--	--	--	--	--
Acquisition, development, and construction	--	935	935	--	--	--
Commercial and industrial	1,043	1,376	2,419	1,129	758	1,887

Total	$13,265	$68,226	$81,491	$13,410	$66,932	$80,342

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

In the three months ended March 31, 2014, the Company classified one ADC loan in the amount of $935,000, and three C&I loans totaling $638,000, as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the first quarter of this year.

At March 31, 2014, none of the loans that had been modified as TDRs during the twelve months ended at that date were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of March 31, 2014:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,453,548	91.0%
All other loans	241,610	9.0

Total covered loans	$2,695,158	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills transactions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At March 31, 2014 and December 31, 2013, the unpaid principal balances of covered loans were $3.2 billion and $3.3 billion, respectively. The carrying values of such loans were $2.7 billion and $2.8 billion, respectively, at the corresponding dates.

At the respective acquisition dates, the Company estimated the fair values of the AmTrust and Desert Hills loan portfolios, which represented the expected cash flows from the portfolios, discounted at market-based rates. In estimating such fair values, the Company (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the expected amount and timing of undiscounted principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The amount by which the undiscounted contractual cash flows exceed the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the loan portfolios at the respective acquisition dates.

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

Changes in the accretable yield for covered loans in the three months ended March 31, 2014 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$796,993
Reclassification from non-accretable difference	151,499
Accretion	(34,742)

Balance at end of period	$913,750

In the preceding table, the line item “reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As the underlying credit assumptions have improved, the projected loss assumptions on defaulting loans have declined which, in turn, has resulted in an increase in the accretable yield. Furthermore, as of the Company’s most recent periodic evaluation, prepayment assumptions declined, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield. The effect of these increases was partially offset by the coupon rates on variable rate loans having reset lower, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield.

In connection with the AmTrust and Desert Hills acquisitions, the Company also acquired other real estate owned (“OREO”), all of which is covered under FDIC loss sharing agreements. Covered OREO was initially recorded at its estimated fair value on the acquisition date, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

The FDIC loss share receivable represents the present value of the estimated losses to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the covered loans. The FDIC loss share receivable is reduced as losses on covered loans are recognized and as loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates result in an increase in the FDIC loss share receivable. Conversely, if realized losses are lower than the acquisition-date estimates, the FDIC loss share receivable is reduced by amortization to interest income.

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Covered Loans 90 Days or More Past Due:
One-to-four family	$182,585	$201,425
Other loans	9,410	10,060

Total covered loans 90 days or more past due	$191,995	$211,485

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Covered Loans 30-89 Days Past Due:
One-to-four family	$39,632	$52,250
Other loans	5,012	5,679

Total covered loans 30-89 days past due	$44,644	$57,929

At March 31, 2014, the Company had $44.6 million of covered loans that were 30 to 89 days past due, and covered loans of $192.0 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.5 billion at March 31, 2014 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans that may have been classified as non-performing loans by AmTrust or Desert Hills were no longer classified as non-performing by the Company because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represents the contractual balance, reduced by the portion that is expected to be uncollectible (i.e., the non-accretable difference) and by an accretable yield (discount) that is recognized as interest income. It is important to note that management’s judgment is required in reclassifying loans subject to ASC 310-30 as performing loans, and such judgment is dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan is contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recovered $14.6 million from the allowance for losses on covered loans during the three months ended March 31, 2014 and $5.8 million during the three months ended December 31, 2013. The respective recoveries were recorded in connection with an increase in expected cash flows on certain pools of loans acquired in the Company’s FDIC-assisted transactions, and were largely offset by FDIC indemnification expense of $11.7 million and $4.7 million, which was recorded in non-interest income in the corresponding periods.

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at March 31, 2014:
Loans individually evaluated for impairment	$428	$--	$428
Loans collectively evaluated for impairment	126,798	12,135	138,933
Acquired loans with deteriorated credit quality	43,871	5,568	49,439

Total	$171,097	$17,703	$188,800

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2013:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	127,840	14,106	141,946
Acquired loans with deteriorated credit quality	56,705	7,364	64,069

Total	$184,545	$21,470	$206,015

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2014:
Loans individually evaluated for impairment	$106,669	$12,119	$118,788
Loans collectively evaluated for impairment	29,837,544	893,575	30,731,119
Acquired loans with deteriorated credit quality	2,453,548	241,610	2,695,158

Total	$32,397,761	$1,147,304	$33,545,065

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2013:
Loans individually evaluated for impairment	$109,389	$6,996	$116,385
Loans collectively evaluated for impairment	28,859,599	845,731	29,705,330
Acquired loans with deteriorated credit quality	2,529,200	259,418	2,788,618

Total	$31,498,188	$1,112,145	$32,610,333

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the three months ended March 31, 2014 and 2013:

	March 31,
	2014			2013
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$127,840	$14,106	$141,946	$127,934	$13,014	$140,948
Charge-offs	(950)	(2,032)	(2,982)	(1,431)	(6,173)	(7,604)
Recoveries	336	61	397	1,675	368	2,043
Provision for loan losses	--	--	--	(277)	5,277	5,000

Balance, end of period	$127,226	$12,135	$139,361	$127,901	$12,486	$140,387

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at March 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$71,263	$87,555	$--	$75,018	$336
Commercial real estate	31,299	33,334	--	30,958	352
One-to-four family	1,348	1,348	--	674	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	12,119	27,732	--	9,557	136

Total impaired loans with no related allowance	$116,029	$149,969	$--	$116,207	$824

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	2,453	2,453	392	1,226	12
One-to-four family	306	306	36	153	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$2,759	$2,759	$428	$1,379	$12

Total impaired loans:
Multi-family	$71,263	$87,555	$--	$75,018	$336
Commercial real estate	33,752	35,787	392	32,184	364
One-to-four family	1,654	1,654	36	827	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	12,119	27,732	--	9,557	136

Total impaired loans	$118,788	$152,728	$428	$117,586	$836

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$78,771	$94,265	$--	$117,208	$1,991
Commercial real estate	30,619	32,474	--	43,566	1,604
One-to-four family	--	--	--	3,611	89
Acquisition, development, and construction	--	--	--	275	--
Commercial and industrial	6,995	34,199	--	6,890	366

Total impaired loans with no related allowance	$116,385	$160,938	$--	$171,550	$4,050

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$2,442	$--
Commercial real estate	--	--	--	900	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$--	$--	$--	$3,342	$--

Total impaired loans:
Multi-family	$78,771	$94,265	$--	$119,650	$1,991
Commercial real estate	30,619	32,474	--	44,466	1,604
One-to-four family	--	--	--	3,611	89
Acquisition, development, and construction	--	--	--	275	--
Commercial and industrial	6,995	34,199	--	6,890	366

Total impaired loans	$116,385	$160,938	$--	$174,892	$4,050

Allowance for Losses on Covered Loans

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

The following table summarizes activity in the allowance for losses on covered loans for the three months ended March 31, 2014 and 2013:

	March 31,
(in thousands)	2014	2013
Balance, beginning of period	$64,069	$51,311
(Recovery of) provision for losses on covered loans	(14,630)	4,502

Balance, end of period	$49,439	$55,813

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Wholesale borrowings:
FHLB advances	$10,514,899	$10,872,576
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	525,000	445,000

Total wholesale borrowings	$14,464,899	$14,742,576

Other borrowings:
Junior subordinated debentures	$358,181	$358,126
Preferred stock of subsidiaries	4,300	4,300

Total other borrowings	$362,481	$362,426

Total borrowed funds	$14,827,380	$15,105,002

At March 31, 2014 and December 31, 2013, the Company had $358.2 million and $358.1 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out by January 1, 2016.

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

The following junior subordinated debentures were outstanding at March 31, 2014:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,255	$137,904	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.833	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.483	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.884	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,181	$345,404

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

The Company had MSRs of $238.0 million and $241.0 million, respectively, at March 31, 2014 and December 31, 2013, with both balances consisting entirely of residential MSRs.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded in “Non-interest income.” MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses, and periodically adjusts, the underlying inputs and assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

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

During the twelve months ended December 31, 2013, the Company also had securitized MSRs, which were carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and were amortized in proportion to, and over the period of, estimated net servicing income. Such MSRS were periodically evaluated for impairment, based on the difference between their carrying amount and their current fair value. If it was determined that impairment existed, the resultant loss was charged to earnings. Reflecting amortization, the Company had no securitized MSRs at December 31, 2013.

The following table sets forth the changes in the balances of residential and securitized MSRs for the periods indicated:

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$241,018	$ --	$144,520	$ 193
Additions	6,808	--	80,799	--
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	43	--	70,218	--
Due to other changes(1)	(9,865)	--	(54,519)	--
Amortization	--	--	--	(193)

Carrying value, end of period	$238,004	$ --	$241,018	$ --

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	March 31, 2014	December 31, 2013
Expected Weighted Average Life	91 months	93 months
Assumed Prepayment Speed	8.7%	8.3%
Discount Rate	10.5	10.5
Primary Mortgage Rate to Refinance	4.4	4.5
Cost to Service (per loan per year):
Current	$ 53	$ 53
30-59 days or less delinquent	103	103
60-89 days delinquent	203	203
90-119 days delinquent	303	303
Over 120 days delinquent	553	553

As indicated in the preceding table, there were no changes in the assumed servicing costs.

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2014		2013
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$ 1,474	$190	$ 1,364	$171
Service cost	--	1	--	1
Expected return on plan assets	(4,859)	--	(4,147)	--
Amortization of prior-service costs	--	(62)	--	(62)
Amortization of net actuarial loss	822	118	2,351	164

Net periodic (credit) expense	$(2,563)	$247	$ (432)	$274

The Company expects to contribute $1.5 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2014. The Company does not expect to make any contributions to its pension plan in 2014.

Note 10. Stock-Based Compensation

At March 31, 2014, the Company had a total of 14,450,253 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,314,498 shares of restricted stock during the three months ended March 31, 2014. The shares had an average fair value of $16.82 on the date of grant and a vesting period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $6.7 million and $5.5 million, respectively, in the three months ended March 31, 2014 and 2013.

A summary of activity with regard to restricted stock awards in the three months ended March 31, 2014 is presented in the following table:

	For the Three Months Ended March 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,043,642	$14.27
Granted	2,314,498	16.82
Vested	(1,173,471)	14.71
Cancelled	(10,200)	16.02

Unvested at end of period	6,174,469	15.14

As of March 31, 2014, unrecognized compensation cost relating to unvested restricted stock totaled $87.4 million. This amount will be recognized over a remaining weighted average period of 3.7 years.

In addition, the Company had the following stock option plans at March 31, 2014: the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2004 Synergy Financial Group Stock Option Plans (all plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the three months ended March 31, 2014, or the year ended December 31, 2013, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2014, there were 108,619 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,453 at that date.

The status of the Stock Option Plans at March 31, 2014, and changes that occurred during the three months ended at that date, are summarized below:

	For the Three Months Ended March 31, 2014
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	126,821	$15.21
Granted	--	--
Exercised	(16,462)	12.69
Expired/forfeited	(1,740)	16.38

Stock options outstanding, end of period	108,619	15.58
Options exercisable, end of period	108,619	15.58

The intrinsic value of stock options outstanding and exercisable at March 31, 2014 was $166,000. The intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $58,000 and $60,000, respectively.

Note 11. Fair Value Measurements

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$24,104	$--	$--	$24,104
GSE CMOs	--	58,549	--	--	58,549
Private label CMOs	--	10,088	--	--	10,088

Total mortgage-related securities	$--	$92,741	$--	$--	$92,741

Other Securities Available for Sale:
Municipal bonds	$--	$1,058	$--	$--	$1,058
Capital trust notes	--	11,894	--	--	11,894
Preferred stock	93,245	27,463	--	--	120,708
Common stock	16,761	2,159	--	--	18,920

Total other securities	$110,006	$42,574	$--	$--	$152,580

Total securities available for sale	$110,006	$135,315	$--	$--	$245,321

Other Assets:
Loans held for sale	$--	$266,240	$--	$--	$266,240
Mortgage servicing rights	--	--	238,004	--	238,004
Interest rate lock commitments	--	--	1,611	--	1,611
Derivative assets-other(2)	1,678	1,398	--	(1,564)	1,512
Liabilities:
Derivative liabilities	$(699)	$(1,007)	$--	$1,418	$(288)

(1)	Includes cash collateral received and pledged.
(2)	Includes $1.5 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$25,200	$--	$--	$25,200
GSE CMOs	--	60,819	--	--	60,819
Private label CMOs	--	10,202	--	--	10,202

Total mortgage-related securities	$--	$96,221	$--	$--	$96,221

Other Securities Available for Sale:
Municipal bonds	$--	$1,026	$--	$--	$1,026
Capital trust notes	--	11,798	--	--	11,798
Preferred stock	89,942	26,297	--	--	116,239
Common stock	52,740	2,714	--	--	55,454

Total other securities	$142,682	$41,835	$--	$--	$184,517

Total securities available for sale	$142,682	$138,056	$--	$--	$280,738

Other Assets:
Loans held for sale	$--	$306,915	$--	$--	$306,915
Mortgage servicing rights	--	--	241,018	--	241,018
Interest rate lock commitments	--	--	258	--	258
Derivative assets-other(1)	1,267	5,155	--	(4,848)	1,574
Liabilities:
Derivative liabilities	$(590)	$(7,422)	$--	$7,624	$(388)

(1)	Includes cash collateral received and pledged.
(2)	Includes $1.3 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was more than 90 days past due at December 31, 2013. Management believes the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	March 31, 2014			December 31, 2013
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$266,240	$260,548	$5,692	$306,915	$303,805	$3,110

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. For loans held for sale and MSRs, the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, are shown for the periods indicated below:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Three Months Ended March 31,
(in thousands)	2014	2013
Loans held for sale	$ 1,667	$ 9,672
Mortgage servicing rights	(9,822)	(3,272)

Total (loss) gain	$(8,155)	$ 6,400

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the three months ended March 31, 2014 and 2013, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in				Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
(in thousands)	January 1, 2014	Income/ (Loss)	Comprehensive (Loss) Income	Issuances	Settlements	to/(from) Level 3	at Mar. 31, 2014	Instruments Held at March 31, 2014
Mortgage servicing rights	$241,018	$(9,822)	$--	$6,808	$--	$--	$238,004	$43
Interest rate lock commitments	258	1,353	--	--	--	--	1,611	1,606

	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in				Transfers	Fair Value	Change in Unrealized Gains/ (Losses) Related to
(in thousands)	January 1, 2013	Income/ (Loss)	Comprehensive (Loss) Income	Issuances	Settlements	to/(from) Level 3	at Mar. 31, 2013	Instruments Held at March 31, 2013
Available-for-sale capital securities	$18,569	$--	$931	$--	$--	$--	$19,500	$931
Mortgage servicing rights	144,520	(3,272)	--	31,601	--	--	172,849	13,094
Interest rate lock commitments	21,446	(9,026)	--	--	--	--	12,420	12,224

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Level 3 during the three months ended March 31, 2014 or 2013. During the three months ended March 31, 2013, the Company transferred certain preferred stock to Level 1 from Level 2 as a result of increased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the three months ended March 31, 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	$238,004	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	8.70%
			Weighted Average Discount Rate	10.50

Interest Rate Lock Commitments	1,611	Pricing Model	Weighted Average Closing Ratio	73.06

(1)	Represents annualized loan repayment rate assumptions.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are the weighted average constant prepayment rate and the weighted average discount rate. Significant increases or decreases in either of those inputs in isolation could result in significantly lower or higher fair value measurements. Although the constant prepayment rate and the discount rate are not directly interrelated, they generally move in opposite directions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$--	$15,314	$15,314
Other assets (1)	--	13,863	--	13,863

Total	$--	$13,863	$15,314	$29,177

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$--	$47,535	$47,535
Other assets (1)	--	19,810	--	19,810

Total	$--	$19,810	$47,535	$67,345

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2014 and December 31, 2013:

	March 31, 2014
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$672,872	$672,872	$672,872		$--		$--
Securities held to maturity	7,707,092	7,629,929	--		7,622,111		7,818
FHLB stock(1)	545,113	545,113	--		545,113		--
Loans, net	33,640,229	33,612,172	--		--		33,612,172
Financial Liabilities:
Deposits	$26,753,566	$26,789,591	$19,818,874	(2)	$6,970,717	(3)	$--
Borrowed funds	14,827,380	15,813,816	--		15,813,816		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2013
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$644,550	$644,550	$644,550		$--		$--
Securities held to maturity	7,670,282	7,445,244	--		7,438,091		7,153
FHLB stock(1)	561,390	561,390	--		561,390		--
Loans, net	32,727,507	32,628,361	--		--		32,628,361
Financial Liabilities:
Deposits	$25,660,992	$25,712,388	$18,728,896	(2)	$6,983,492	(3)	$--
Borrowed funds	15,105,002	16,058,931	--		16,058,931		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at March 31, 2014 and December 31, 2013.

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

The Company held derivatives with a notional amount of $1.8 billion at March 31, 2014. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2014:

	March 31, 2014
(in thousands)	Notional	Unrealized (1)
	Amount	Gain	Loss
Treasury options	$410,000	$125	$584
Eurodollar futures	95,000	18	115
Forward commitments to sell loans/mortgage-backed securities	484,033	1,005	254
Forward commitments to buy loans/mortgage-backed securities	470,000	393	753
Interest rate lock commitments	312,197	1,611	--

Total derivatives	$1,771,230	$3,152	$1,706

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended March 31,
(in thousands)	2014	2013
Treasury options	$ (399)	$ (3,588)
Eurodollar futures	(55)	15
Forward commitments to buy/sell loans/mortgage-backed securities	3,495	8,979

Total gain	$ 3,041	$ 5,406

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

The following tables present the effect the master netting arrangements had on the presentation of the derivative assets in the Consolidated Statements of Financial Condition as of the dates indicated:

	March 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$4,687	$1,564	$3,123	$--	$--	$3,123

	December 31, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,680	$4,848	$1,832	$--	$--	$1,832

The following tables present the effect the master netting arrangements have on the presentation of the derivative liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

	March 31, 2014
(in thousands)
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$1,706	$1,418	$288	$--	$--	$288

	December 31, 2013
(in thousands)
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition
				Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,012	$7,624	$388	$--	$--	$388

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

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, aggregates, sells, and services one-to-four family mortgage loans. Mortgage loan products consist primarily of agency-conforming fixed- and adjustable-rate loans and, to a lesser extent, jumbo hybrid loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses from the sale of such loans.

The following tables provide a summary of the Company’s segment results for the three months ended March 31, 2014 and 2013, on an internally managed accounting basis:

	For the Three Months Ended March 31, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$281,247	$2,903	$284,150

Recovery of loan losses	(14,630)	--	(14,630)

Non-Interest Income:
Third party(1)	21,884	15,351	37,235
Inter-segment	(3,779)	3,779	--

Total non-interest income	18,105	19,130	37,235

Non-interest expense(2)	130,825	15,500	146,325

Income before income tax expense	183,157	6,533	189,690
Income tax expense	72,009	2,427	74,436

Net income	$111,148	$4,106	$115,254

Identifiable segment assets (period-end)	$46,918,973	$648,497	$47,567,470

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Three Months Ended March 31, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$268,063	$7,113	$275,176

Provisions for loan losses	9,502	--	9,502

Non-Interest Income:
Third party(1)	48,722	26,829	75,551
Inter-segment	(4,159)	4,159	--

Total non-interest income	44,563	30,988	75,551

Non-interest expense(2)	134,926	21,170	156,096

Income before income tax expense	168,198	16,931	185,129
Income tax expense	60,034	6,420	66,454

Net income	$108,164	$10,511	$118,675

Identifiable segment assets (period-end)	$43,560,092	$951,626	$44,511,718

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. ASU No. 2014-01 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, with early adoption permitted; it should be applied retrospectively to all periods presented. The Company adopted ASU No. 2014-01 on January 1, 2014. ASU No. 2014-01 calls for additional disclosures that will enable the reader to understand the nature of the investment and the effect of its measurement and related tax credits on a company’s financial position and results of operations. Please see Note 1, “Organization and Basis of Presentation,” for the presentation of such disclosures.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate-Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in ASU No. 2014-04 clarify when an in-substance repossession or foreclosure occurs, i.e., when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

—	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
—	conditions in the securities markets and real estate markets or the banking industry;
—	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
—	changes in interest rates, which may affect our net income, prepayment penalty income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;
—	changes in the quality or composition of our loan or securities portfolios;
—	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
—	our use of derivatives to mitigate our interest rate exposure;
—	changes in competitive pressures among financial institutions or from non-financial institutions;
—	changes in deposit flows and wholesale borrowing facilities;
—	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
—	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
—	changes in our customer base or in the financial or operating performances of our customers’ businesses;
—	any interruption in customer service due to circumstances beyond our control;
—	our ability to retain key personnel;
—	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;
—	the outcome of pending or threatened litigation, or of other matters before regulatory agencies, whether currently existing or commencing in the future;
—	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
—	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
—	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
—	the ability to keep pace with, and implement on a timely basis, technological changes;
—	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;
—	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

—	changes in accounting principles, policies, practices, or guidelines;
—	a material breach in performance by the Community Bank under our loss sharing agreements with the FDIC;
—	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
—	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;
—	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;
—	changes in our credit ratings or in our ability to access the capital markets;
—	war or terrorist activities; and
—	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY; TOTAL ASSETS AND TANGIBLE ASSETS; AND THE RELATED MEASURES

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at March 31, 2014 and December 31, 2013 follow:

	March 31, 2014	December 31, 2013
(in thousands)
Stockholders’ Equity	$ 5,742,652	$ 5,735,662
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(13,918)	(16,240)

Tangible stockholders’ equity	$ 3,292,603	$ 3,283,291

Total Assets	$47,567,470	$46,688,287
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(13,918)	(16,240)

Tangible assets	$45,117,421	$44,235,916

Stockholders’ equity to total assets	12.07%	12.29%
Tangible stockholders’ equity to tangible assets	7.30%	7.42%

Tangible Stockholders’ Equity	$3,292,603	$3,283,291
Add back: Accumulated other comprehensive loss, net of tax	35,125	36,493

Adjusted tangible stockholders’ equity	$3,327,728	$3,319,784

Tangible Assets	$45,117,421	$44,235,916
Add back: Accumulated other comprehensive loss, net of tax	35,125	36,493

Adjusted tangible assets	$45,152,546	$44,272,409

Adjusted stockholders’ equity to adjusted tangible assets	7.37%	7.50%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with over 240 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 30 branches in Metro New York. With assets of $47.6 billion at March 31, 2014, we rank among the 20 largest U.S. bank holding companies and, with deposits of $26.8 billion at that date, we rank among its 25 largest depositories.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In support of this mission, we maintain a business model that has been consistent over the course of decades, as described below:

—	We originate multi-family loans on non-luxury apartment buildings in New York City that are subject to rent regulation and feature below-market rents;

—	We underwrite our loans in accordance with conservative credit standards in order to maintain a high level of asset quality;

—	We operate at a high level of efficiency; and

—	We grow through accretive acquisitions of other financial institutions, branches, and/or deposits.

The merits of this time-tested business model are reflected in the following achievements:

—	We are the leading producer of multi-family loans for portfolio in New York City;

—	We have produced a consistent record of above-average asset quality;

—	We consistently rank among the nation’s most efficient bank holding companies; and

—	We have generated solid earnings and maintained a consistent position of capital strength.

In January 2010, we added a fifth component to our business model: originating one-to-four family mortgage loans through NYCB Mortgage Company, LLC, our mortgage banking subsidiary, and selling the vast majority of those loans, servicing retained, to government-sponsored enterprises (“GSEs”). With $35.5 billion of one-to-four family loans produced since the inception of this business, we typically have ranked among the nation’s top 20 aggregators of one-to-four family mortgage loans.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest. For example, the yield on our multi-family and commercial real estate (“CRE”) loans is typically tied to the five-year Constant Maturity Treasury rate (the “CMT”). In the first quarter of 2014, the average five-year CMT rose to 1.60% from 1.44% in the trailing quarter and from 0.82% in the year-earlier three months. The highs in the respective quarters were 1.77%, 1.75%, and 0.92% and the lows were 1.44%, 1.29%, and 0.75%.

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the first three months of 2014, residential mortgage interest rates rose sequentially and from the year-earlier level and our production of one-to-four family loans consequently declined.

The impact of market interest rates on our multi-family and CRE lending is far less overt than the impact on our production of one-to-four family mortgage loans. For example, in the three months ended March 31, 2014, we originated multi-family loans of $1.9 billion, representing 69.1% of the total held-for-investment loans we produced during that time. Reflecting the volume of loans we produced, as well as a decline in repayments, our portfolio of multi-family loans grew 14.6% (annualized) from the December 31st balance to $21.5 billion at March 31, 2014.

In addition, because the multi-family and CRE loans we produce generate prepayment penalty income when they refinance or repay, the impact of such activity can be especially meaningful. In the first quarter of 2014, we recorded prepayment penalty income of $20.4 million, $12.6 million less than the amount recorded in the trailing quarter and $504,000 higher than the year-earlier amount.

Also less overt, but nonetheless impacting our operations, has been the significant increase in regulation and supervision required under the Dodd-Frank Act, which was designed to reduce the risk of another economic crisis of the magnitude the nation experienced in 2008. Accordingly, we have allocated significant resources to enhancing our enterprise risk management program, including through the process of stress testing our financial results.

Notwithstanding the impact of compliance-related expenses, we continue to operate efficiently. In the three months ended March 31, 2014, operating expenses totaled $144.0 million, representing 1.23% of average assets and contributing to an efficiency ratio of 44.81%.

Because of our unique lending niche and our conservative underwriting standards, the losses on loans we experienced during and since the 2008 economic crisis have been well below the averages for our industry peers. For example, net charge-offs totaled $2.6 million, representing 0.01% of average loans, in the current first quarter, and non-performing non-covered loans totaled $113.4 million, representing 0.37% of total non-covered loans at March 31st. Reflecting our asset quality and the adequacy of our allowance for non-covered loan losses, no provision for such losses was recorded in the current first quarter; nonetheless, our allowance for non-covered loan losses represented 122.92% of non-performing non-covered loans at quarter-end.

While the markets we serve have experienced economic improvement, the pace of that improvement has been sluggish and, in recent months, has either stalled or moved in reverse. As the following table indicates, unemployment rates declined year-over-year in the United States and in each of our five key markets, but either rose or stalled sequentially, except for one state.

	For the Month Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Unemployment rate:
United States	6.7%	6.7%	7.6%
New York City	8.3	7.5	8.6
Arizona	7.3	7.3	7.8
Florida	6.4	5.9	7.0
New Jersey	7.6	6.7	8.9
New York	7.3	6.6	8.1
Ohio	6.2	6.6	7.3

(Source: U.S. Department of Labor)

The unevenness of the recovery is also reflected in the S&P/Case-Shiller Home Price Index for the twelve months ended February 2014, December 2013, and March 2013:

	For the Twelve Months Ended
	February 2014	December 2013	March 2013
Change in home prices:
U.S.*	12.9%	13.4%	10.9%
Greater Cleveland	3.0	4.5	4.8
Greater Miami	16.0	16.5	10.7
Metro New York	6.1	6.3	2.6
Greater Phoenix	12.5	15.3	22.5

* 20-City Composite

In Manhattan, where 35.5% of our multi-family loans and 53.8% of our CRE credits are located, the office vacancy rate has stabilized since December, while showing modest improvement year-over-year, according to Jones Lang LaSalle, a leading commercial real estate brokerage firm.

At the same time, residential vacancy rates, as reported by the U.S. Department of Commerce, have declined in some markets and risen in others, as indicated in the table below:

	For the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Manhattan office vacancy rate:	11.1%	11.1%	11.5%

Residential rental vacancy rates:
Arizona	10.0%	10.7%	13.6%
Florida	9.9	9.5	10.0
New Jersey	7.0	7.4	8.9
New York	5.9	5.8	4.8
Ohio	6.9	6.6	9.1

Meanwhile, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 384,000 in March 2014, 13.3% below the March 2013 level, according to estimates set forth in a U.S. Commerce Department report issued on April 23, 2014.

Notwithstanding the general decline in economic indices in the current first quarter, the Consumer Confidence Index® moved up to 83.9 in March 2014 from 77.5 in December and from 59.7 in March 2013. An index level of 90 or more is considered indicative of a strong economy.

Against this backdrop, we generated earnings of $115.3 million, or $0.26 per diluted share, in the current first quarter, as compared to $120.2 million, or $0.27 per diluted share, in the trailing quarter and to $118.7 million, or $0.27 per diluted share, in the year-earlier three months. A detailed discussion and analysis of our performance in the three months ended March 31, 2014 follows.

Recent Events

On April 29, 2014, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 22, 2014 to shareholders of record at the close of business on May 12, 2014.

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

During the three months ended March 31, 2014, we changed the historical loss period we use to determine the allowance for loan losses on non-covered loans. In the past, we used the three previous annual periods plus the current period annualized as our actual historical loss rate. For the period ended March 31, 2014, management determined that applying a rolling 16-quarter look-back period represented a more appropriate reflection of the Company’s historical loss experience. This change did not have a significant effect on the allowance for loan losses on non-covered loans.

In addition, we continue to evaluate the sufficiency of the overall allocations used for the allowance for losses on non-covered loans by considering the loss experience in the current and prior calendar year.

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

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, we periodically perform an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. A related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the applicable loss sharing agreement percentage.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the three months ended March 31, 2014.

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

On March 31, 2014, new tax legislation that changed the manner in which financial institutions and their affiliates are taxed in New York State was enacted. The most significant changes affecting the Company are summarized below:

—	New York State tax is now determined by measuring the apportioned income of the combined group of all domestic affiliates of a New York taxpayer that participate in a unitary business relationship, rather than by applying differing rules based on the tax status of each affiliate;
—	Taxable income is apportioned to New York based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and bank branches will no longer be relevant to the determination of income apportioned to New York State;
—	The statutory tax rate was reduced from 7.1% to 6.5%; and
—	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification reducing income taxable to New York.

While most of the provisions of the new legislation are effective for fiscal years beginning in 2015, the statutory tax rate will not be reduced until 2016. The impact of a tax law change on the net deferred tax balance of a company is reflected in earnings in the quarter of enactment. In the first quarter of 2014, the recomputation of our deferred tax balance resulted in a one-time $4.5 million charge to income tax expense. Although it is expected that the new laws will provide a modest reduction in our current tax expense beginning in 2015, the amount of the reduction will be affected by any changes in our operations, structure, or profitability.

Balance Sheet Summary

In the first three months of this year, we grew our assets $879.2 million, to $47.6 billion at March 31, 2014. Loans represented $33.8 billion, or 71.1%, of the March 31st balance, exceeding the year-end balance by $895.5 million, or 2.7%. Securities represented $8.0 billion, or 16.7%, of the March 31st balance, comparable to the balance and percentage at December 31st.

The three-month increase in total assets and loans was largely funded by a $1.1 billion, or 4.3%, increase in deposits, to $26.8 billion at March 31, 2014. Wholesale borrowings totaled $14.5 billion at the end of the current first quarter, reflecting a $277.7 million decline from the balance at year-end. At March 31, 2014 and December 31, 2013, deposits represented 56.2% and 55.0% of total assets, while wholesale borrowings represented 30.4% and 31.6% of total assets at the respective dates.

Stockholders’ equity rose $7.0 million in the first three months of the year, to $5.7 billion, representing 12.07% of total assets and a book value of $12.97 per share. Tangible stockholders’ equity rose $9.3 million during this time, to $3.3 billion, representing 7.30% of tangible assets and a tangible book value of $7.44 per share. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

Loans

At March 31, 2014, loans represented $33.8 billion, or 71.1%, of total assets, an $895.5 million increase from the balance at December 31, 2013. Included in the balance at March 31st were covered loans of $2.7 billion; non-covered loans held for investment of $30.9 billion; and non-covered loans held for sale of $266.2 million, as more fully described below.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At March 31, 2014, covered loans represented $2.7 billion, or 8.0%, of the total loan balance, a $93.5 million reduction from the balance at December 31, 2013. The reduction was primarily due to repayments.

One-to-four family loans represented $2.5 billion of total covered loans at the end of the current first quarter, with all other loan types representing $241.6 million, combined. Covered other loans consist of CRE loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

Covered one-to-four family loans include both fixed and adjustable rate loans. At March 31, 2014, $1.9 billion, or 71.4%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.46%. The remainder of the covered loan portfolio consisted of fixed rate loans. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at March 31, 2014:

(in thousands)
Florida	$ 468,269
California	462,244
Arizona	216,485
Ohio	172,866
Massachusetts	127,306
Michigan	122,778
Illinois	93,928
New York	91,450
Maryland	70,469
Nevada	63,717
New Jersey	62,052
Minnesota	60,053
North Carolina	58,641
All other states	624,900

Total covered loans	$2,695,158

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $30.9 billion at the end of the current first quarter, reflecting a $1.0 billion, or 3.5%, increase from the balance at December 31, 2013. The March 31st balance represented 64.9% of total assets and 91.2% of the total loan portfolio at that date. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, acquired in business combinations prior to 2009. In the first three months of 2014, originations of held-for-investment loans totaled $2.8 billion, a $278.5 million decrease from the trailing-quarter volume and a year-over-year increase of $580.9 million.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $1.9 billion, or 69.1%, of the loans we produced for investment in the current first quarter, exceeding the trailing-quarter volume by $96.3 million and the year-earlier volume by $397.2 million.

At March 31, 2014, the balance of multi-family loans represented $21.5 billion, or 69.6%, of total non-covered loans held for investment, exceeding the year-end balance by $754.8 million. The average multi-family loan had a principal balance of $4.6 million at the end of the current first quarter, as compared to $4.5 million at December 31, 2013.

The vast majority of our multi-family loans are made to long-term owners of buildings with apartments that are subject to rent regulation and feature below-market rents. Our borrowers typically use the funds we provide to make building-wide improvements and renovations to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates increased cash flows to borrow against in future years. We also make loans to building owners seeking to expand their real estate holdings with the purchase of additional properties.

In addition to underwriting multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the buildings’ current rent rolls, their financial statements, and related documents.

Our multi-family loans typically feature a term of ten or twelve years, with a fixed rate of interest for the first five or seven years of the loan, and an alternative rate of interest in years six through ten or eight through twelve. The rate charged in the first five or seven years is generally based on intermediate-term interest rates plus a spread. During the remaining years, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At both March 31, 2014 and December 31, 2013, the expected weighted average life of the portfolio was 2.9 years.

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

Our success as a multi-family lender partly reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the cash flows produced by the properties. Because the multi-family market is largely broker-driven, the process of producing such loans is expedited, with loans generally taking four to six weeks to process.

At March 31, 2014, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 76.9% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, other counties in the State of New York were home to 5.3%, while New Jersey and Pennsylvania accounted for 7.3% and 4.3%, respectively. The remaining 6.2% of multi-family loans were secured by buildings outside these markets, including the three other states (i.e., Ohio, Florida, and Arizona) served by our retail branch offices.

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

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property (i.e., the LTV). The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

Accordingly, while our multi-family lending niche has not been immune to downturns in the credit cycle, we continue to believe that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, they have been more likely to retain their tenants in adverse economic times. In addition, we underwrite our multi-family loans on the basis of the current cash flows generated by the underlying properties, and generally exclude any short-term property tax exemptions and abatement benefits the property owners receive.

Commercial Real Estate Loans

In the first three months of 2014, CRE loans represented $472.7 million, or 16.8%, of loans originated for investment, $365.7 million lower than the trailing-quarter volume and $86.2 million higher than the volume originated in the year-earlier three months.

Notwithstanding the sequential decline in CRE loan production, the balance of CRE loans rose $124.5 million from the balance at the end of December to $7.5 billion at the end of March. The latter amount represented 24.3% of loans held for investment, as compared to 24.7% at year-end 2013. The average CRE loan had a principal balance of $4.8 million at the end of the current first quarter and $4.7 million at December 31st.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2014, 73.0% of our CRE loans were secured by properties in New York City, primarily in Manhattan, while properties on Long Island, in other New York counties, and in New Jersey accounted for 13.5%, 2.6%, and 6.7%, respectively. Another 1.6% of CRE properties were located in Pennsylvania, while properties outside New York, New Jersey, and Pennsylvania accounted for 2.6%.

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

Prepayment penalties apply to our CRE loans, as they do to our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the expected weighted average life of the CRE portfolio was 3.4 years and 3.3 years, respectively, at March 31, 2014 and December 31, 2013.

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

For many years, the vast majority of our one-to-four family loans held for investment were loans we had acquired in our merger transactions prior to 2009. However, in 2012, we began to capitalize on our proprietary mortgage banking platform to originate one-to-four family loans for our own portfolio. Initially, the one-to-four family loans we produced for investment were all hybrid jumbo credits. In 2013, we began to retain agency-conforming one-to-four family hybrid loans and select jumbo fixed rate loans. As a result, the balance of one-to-four family loans held for investment rose $66.2 million from December 31, 2013 to $627.0 million, representing 2.0% of total held-for-investment loans, at March 31, 2014.

Acquisition, Development, and Construction Loans

ADC loans represented $373.8 million, or 1.2%, of total loans held for investment at the end of the current first quarter, $29.7 million higher than the balance at December 31, 2013. Reflecting an improvement in real estate market conditions, we originated $55.9 million of ADC loans in the three months ended March 31, 2014, as compared to $22.4 million and $33.4 million, respectively, in the three months ended December 31, 2013 and March 31, 2013.

At March 31, 2014, 66.3% of the loans in our ADC portfolio were for land acquisition and development; the remaining 33.7% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Loan terms vary based upon the scope of the construction, and generally range from 18 to 24 months; they also feature a floating rate of interest tied to prime, with a floor. In addition, 81.5% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the three months ended March 31, 2014, we recovered losses against guarantees of $40,000, as compared to $659,000 and $642,000, respectively, in the trailing and year-earlier three months. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At March 31, 2014, 0.62% of the loans in our ADC loan portfolio were non-performing, as compared to 0.75% at December 31, 2013.

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

Other Loans

In the first three months of 2014, we originated other loans for investment of $257.6 million, as compared to $300.2 million in the three months ended December 31, 2013 and $158.9 million in the three months ended March 31, 2013. Included in the current three-month amount were C&I loans of $256.0 million, a $42.2 million decrease from the trailing-quarter volume and a $98.6 million increase from the year-earlier amount.

Primarily reflecting a decrease in repayments, the balance of other loans rose to $905.7 million at the close of the current first quarter from $852.7 million at December 31, 2013. The respective amounts both represented 2.9% of total loans held for investment, and included C&I loans of $869.3 million and $813.7 million, respectively.

The increase in C&I loans was primarily due to our establishment of NYCB Specialty Finance Company, LLC, in the second quarter of 2013. Located in Foxboro, Massachusetts, the subsidiary is staffed by a group of industry veterans with expertise in originating and underwriting senior secured debt. The subsidiary primarily participates in broadly syndicated loans that are brought to us by a select group of nationally recognized sources, and generally are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. The loans we fund fall into three distinct categories (asset-based lending, dealer floor plan lending, and equipment loan and lease financing) and each of our credits is secured with a perfected first security interest in the underlying collateral and structured as senior debt.

The pricing of our asset-based and dealer floor plan loans are at floating rates tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over treasuries. At March 31, 2014 and December 31, 2013, specialty finance loans and leases represented $221.1 million and $172.7 million of total C&I loans, including $104.9 million and $101.4 million of equipment leases, respectively. In addition, originations of specialty finance loans and leases totaled $104.9 million in the first three months of this year.

In contrast to the loans produced by our specialty finance subsidiary, the other C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. Other C&I loans represented $647.2 million of total C&I loans at the close of the current first quarter, and accounted for $151.0 million of total C&I loans produced in the three-month period.

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

In accordance with the Banks’ policies, all loans are reviewed by the Mortgage Committee or the Credit Committee, as applicable, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At March 31, 2014, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at that date. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of the date of this report, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2014:

	At March 31, 2014
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 7,612,527	35.48%	$4,030,546	53.82%
Brooklyn	3,879,336	18.08	559,542	7.47
Bronx	2,476,010	11.54	193,611	2.58
Queens	2,458,129	11.46	641,729	8.57
Staten Island	65,492	0.31	42,547	0.57

Total New York City	$16,491,494	76.87%	$5,467,975	73.01%

Long Island	453,251	2.11	1,007,641	13.46
Other New York State	689,155	3.21	197,826	2.64
New Jersey	1,569,949	7.32	502,052	6.70
Pennsylvania	918,841	4.28	115,842	1.55
All other states	1,332,007	6.21	197,356	2.64

Total	$21,454,697	100.00%	$7,488,692	100.00%

In addition, the largest concentrations of one-to-four family loans and ADC loans in our portfolio of loans held for investment were located in California and New York City, and totaled $306.5 million and $304.8 million, respectively. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

Although one-to-four family loans represented 2.0% of total loans held for investment at the end of the current first quarter, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking business serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans throughout the United States.

With refinancing activity largely constrained by higher interest rates in the residential real estate market, originations of one-to-four family loans held for sale totaled $636.9 million in the current first quarter, as compared to $703.6 million and $2.4 billion, respectively, in the three months ended December 31, and March 31, 2013. Reflecting the decline in residential mortgage lending, the outstanding balance of loans held for sale was $266.2 million at the end of the current first quarter, as compared to $306.9 million at December 31st.

The vast majority of the held-for-sale loans we produced for sale were agency-conforming loans sold to GSEs. To a much lesser extent, we utilized our mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Of the loans we originated for sale in the first three months of this year, all but $7.6 million, or 1.4%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

To mitigate the risks inherent in originating and selling residential mortgage loans, we utilize processes, proprietary technologies, and third-party software application tools that seek to ensure that the loans meet investors’ program eligibility, underwriting, and collateral requirements. In addition, compliance verification and fraud detection tools are utilized throughout the processing, underwriting, and loan closing stages to assist in the determination that the loans we originate and acquire are in compliance with applicable local, state, and federal laws and regulations. Controlling, auditing, and validating the data upon which the credit decision is made (and the loan documents created) substantially mitigates the risk of our originating or acquiring a loan that subsequently is deemed to be in breach of loan sale representations and warranties made by us to loan investors.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At March 31, 2014 and 2013, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.5 million and $8.9 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Balance, beginning of period	$8,460	$8,272
Repurchase losses	--	--
Provision for repurchase losses:
Loan sales	--	590
Change in estimates	--	--

Balance, end of period	$8,460	$8,862

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

GSE Repurchase and Indemnification Requests Outstanding

The following table sets forth our GSE indemnification and repurchase requests outstanding during the periods indicated:

	For the Three Months Ended March 31,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	18	$4,057	20	$5,073
New repurchase requests (2)	18	4,304	29	6,470
Successful rebuttal/rescission	(13)	(3,310)	(29)	(7,353)
New indemnifications (3)	--	--	(1)	(140)
Loan repurchases (4)	(6)	(1,228)	(3)	(501)

Balance, end of period (5)	17	$3,823	16	$3,549

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the six loans repurchased during the three months ended March 31, 2014, two were originated through our mortgage banking operation and four were originated by a bank we acquired in 2007.
(5)	Of the seventeen period-end requests as of March 31, 2014, thirteen were from Fannie Mae and four were from Freddie Mac. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in the Company having an obligation to repurchase a loan.

The following table sets forth the activity of our indemnified and repurchased loans outstanding during the periods indicated:

	For the Three Months Ended March 31,
	2014		2013
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	29	$7,143	12	$2,286
New indemnifications	--	--	1	140
New repurchases	6	1,228	3	501
Principal payoffs	(1)	(62)	(1)	(106)
Principal payments	--	(55)	--	(22)
Modifications/other	--	--	--	--

Balance, end of period (1)	34	$8,254	15	$2,799

(1)	Of the thirty-four period-end loans, nineteen loans with an aggregate principal balance of $4.2 million were repurchased, and are now held for investment. The other fifteen loans, with an aggregate principal balance of $4.1 million, were indemnified and are all performing as of the date of this report.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At March 31, 2014, we had outstanding loan commitments of $2.4 billion, a $271.0 million increase from the balance at December 31, 2013. Commitments to originate loans for investment represented $2.1 billion of the March 31st total, and commitments to originate loans for sale represented the remaining $312.2 million. At December 31, 2013, commitments to originate loans for investment and loans held for sale were $1.9 billion and $231.5 million, respectively.

Multi-family and CRE loans together represented $1.2 billion of held-for-investment loan commitments at the close of the current first quarter, while one-to-four family, ADC, and other loans represented $39.7 million, $177.3 million, and $623.7 million, respectively. Included in the latter amount were C&I loan commitments of $561.6 million, including commitments to originate $148.5 million of specialty finance loans.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $181.7 million at March 31, 2014, as compared to $213.7 million at December 31, 2013.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The quality of our assets continued to be solid in the current first quarter, as total delinquencies declined $9.4 million from the December 31, 2013 balance to $202.6 million at March 31, 2014. While non-performing assets rose $9.1 million sequentially, to $184.0 million, the impact was exceeded by an $18.5 million, or 49.9%, reduction in loans 30 to 89 days past due to $18.6 million.

The increase in non-performing assets was the net effect of a $9.8 million rise in non-performing loans to $113.4 million and a $737,000 reduction in OREO to $70.7 million. Non-performing assets represented 0.41% of total assets at the end of the current first quarter, and 0.40% of total assets at December 31, 2013.

During the quarter, a single multi-family loan of $10.8 million was transferred to non-accrual status, bringing the total balance of non-accrual multi-family loans to $68.0 million at March 31, 2014 from $58.4 million at December 31st. While non-performing CRE loans rose $2.5 million from the year-end amount to $27.0 million, this increase was largely tempered by modest declines in the balances of non-performing one-to-four family, ADC, and other non-covered loans, combined. Non-performing non-covered loans represented 0.37% of total non-covered loans at the end of the current first quarter, as compared to 0.35% at year-end.

The following table sets forth the changes in non-performing loans over the three months ended March 31, 2014:

(in thousands)
Balance at December 31, 2013	$103,537
New non-accrual	29,400
Charge-offs	(1,515)
Transferred to other real estate owned	(1,549)
Loan payoffs, including dispositions and principal pay-downs	(14,263)
Restored to performing status	(2,231)

Balance at March 31, 2014	$113,379

A loan generally is classified as a “non-accrual” loan when it is over 90 days past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2014 and December 31, 2013, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

The improvement in loans 30 to 89 days past due (“past-due loans”) was the net effect of a $30.0 million reduction in past-due multi-family loans to $3.6 million, and a $10.0 million increase in past-due CRE loans to $11.8 million at March 31, 2014. The $30.0 million reduction in past-due multi-family credits reflects the disposition of two multi-family loans totaling $30.9 million in the first three months of this year. While the balances of past due one-to-four family and other loans rose modestly over the quarter to $1.4 million and $1.7 million, there were no past due ADC loans at March 31st or December 31st.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval by management and the Mortgage or Credit Committee, as applicable. A member of the Mortgage or Credit Committee participates in inspections on multi-family loans to be originated in excess of $7.5 million. Similarly, a member of the Mortgage or Credit Committee participates in inspections on CRE loans to be originated in excess of $4.0 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers and staff, perform appraisals on collateral properties. In many cases, a second independent appraisal review is performed.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2014. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

With regard to ADC loans, we typically lend up to 75% of the estimated as-completed market value of multi-family and residential tract projects; however, in the case of home construction loans to individuals, the limit is 80%. With respect to commercial construction loans, we typically lend up to 65% of the estimated as-completed market value of the property. Credit risk is also managed through the loan disbursement process. Loan proceeds are disbursed periodically in increments as construction progresses, and as warranted by inspection reports provided to us by our own lending officers and/or consulting engineers.

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

Our specialty finance subsidiary participates in asset-based loans, dealer floor-plan loans, and equipment loans and leases that generally are broadly syndicated, and are brought to us by a select group of nationally recognized sources with whom our lending officers have established long-term relationships. The majority of the loans and leases we produce are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

In a credit downturn, the ability of these borrowers to generate cash flows may be diminished, and their ability to repay their loans may deteriorate. Accordingly, we maintain either a perfected first security interest or outright ownership of the collateral; in addition, our loans and leases are generally structured as senior debt. To further minimize the risk involved in specialty finance lending and leasing, we re-underwrite each transaction; in addition, we retain outside counsel to conduct a further review of the underlying documentation.

Other C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying an other C&I loan may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the operating results of the business. Accordingly, personal guarantees are also a normal requirement for other C&I loans.

The procedures we follow with respect to delinquent loans are generally consistent across all categories, with late charges assessed, and notices mailed to the borrower at specified dates. We attempt to reach the borrower by telephone to ascertain the reasons for delinquency and the prospects for repayment. When contact is made with a borrower at any time prior to foreclosure or recovery against collateral property, we attempt to obtain full payment, and will consider a repayment schedule to avoid taking such action. Delinquencies are addressed by our Loan Workout Unit and a reasonable effort is made to collect rather than initiate foreclosure proceedings.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Charge-offs totaled $3.0 million in the current first quarter, as compared to $7.6 million in the first three months of 2013. Reflecting respective recoveries of $397,000 and $2.0 million, net charge-offs totaled $2.6 million in the current first quarter and $5.6 million in the year-earlier three months, representing 0.01% and 0.02% of average loans (non-annualized) in the respective periods.

Other loans represented $2.0 million of charge-offs in the current first quarter, while multi-family loans accounted for $756,000 of the current first-quarter amount. Charge-offs of CRE and one-to-four family loans were far more modest, and no ADC loans were charged off in the first quarter of this year.

Reflecting the net charge-offs recorded in the current first quarter, the allowance for losses on non-covered loans declined $2.6 million from the December 31st balance to $139.4 million, representing 0.45% of total non-covered loans and 122.92% of non-performing non-covered loans, at March 31, 2014. Based upon all relevant and available information as of March 31, 2014, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, at March 31, 2014, one-to-four family loans, ADC loans, and other loans represented 2.0%, 1.2%, and 2.9%, respectively, of total non-covered loans held for investment, consistent with the respective percentages at December 31, 2013. Furthermore, 1.5%, 0.62%, and 0.70% of one-to-four family loans, ADC loans, and other loans, respectively, were non-performing loans at March 31, 2014.

In view of these factors, we do not believe that the level of our non-performing non-covered loans will result in a comparable level of loan losses and will not necessarily require a significant increase in our provision or allowance for losses on non-covered loans in any given period. As previously mentioned, non-performing non-covered loans represented 0.37% of total non-covered loans at March 31, 2014, and the ratio of net charge-offs to average loans for the three months ended at that date was 0.01% (non-annualized).

The following tables present the number and amount of non-performing CRE and multi-family loans by originating bank at March 31, 2014 and December 31, 2013:

As of March 31, 2014 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	20	$67,711	24	$18,972
New York Commercial Bank	1	301	4	8,042

Total for New York Community Bancorp	21	$68,012	28	$27,014

As of December 31, 2013 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	21	$58,093	23	$15,898
New York Commercial Bank	1	302	5	8,652

Total for New York Community Bancorp	22	$58,395	28	$24,550

The following table presents information about our five largest non-performing loans at March 31, 2014, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	Multi-Family	CRE	Multi-Family	CRE
Origination Date	5/23/11(1)	1/05/06	Various(2)	6/14/07	9/12/05
Origination Balance	$50,708,107	$12,640,000	$6,121,180	$4,320,000	$4,300,000
Full Commitment Balance	$50,708,107	$12,640,000	$6,121,180	$4,320,000	$4,300,000
Balance at March 31, 2014	$41,568,692	$10,830,000	$6,094,029	$3,933,041	$2,860,688
Associated Allowance	None	None	None	None	None
Non-Accrual Date	May 2013	March 2014	December 2010	December 2012	September 2013
Origination LTV Ratio	85%	79%	78%	80%	73%
Current LTV Ratio	78%	95%	68%	86%	55%
Last Appraisal	January 2014	March 2014	September 2013	October 2013	November 2013

(1)	Loan No. 1 consists of various loans with origination dates extending as far back as 2006 that were restructured into a TDR on May 23, 2011.
(2)	Loan No. 3 includes three loans: one with an origination date of September 20, 2000 and two with an origination date of September 10, 2003. These loans were restructured into a non-accrual TDR on December 1, 2010.

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

No. 2 - The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a multi-family complex containing 314 residential units and 4 retail stores in Atlantic City, New Jersey.

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

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers such concessions as rate reductions and extension of maturity dates, as well as forbearance agreements, when such borrowers have exhibited financial difficulty. As of March 31, 2014, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $74.1 million; loans in connection with which forbearance agreements were reached totaled $7.4 million. Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans were 92% and 83%, respectively, at the end of the quarter; in addition, our success rate was 100% for all other loan types at quarter-end.

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

At March 31, 2014, loans modified as TDRs totaled $81.5 million, including accruing loans of $13.3 million and non-accrual loans of $68.2 million. At December 31, 2013, the balance of loans modified as TDRs was $80.3 million, including accruing loans and non-accrual loans of $13.4 million and $66.9 million, respectively.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of March 31, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,042	$50,391	$60,433
Commercial real estate	2,180	15,524	17,704
One-to-four family	--	--	--
Acquisition, development, and construction	--	935	935
Commercial and industrial	1,043	1,376	2,419

Total	$13,265	$68,226	$81,491

The following table presents information regarding our TDRs as of December 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,083	$50,548	$60,631
Commercial real estate	2,198	15,626	17,824
One-to-four family	--	--	--
Acquisition, development, and construction	--	--	--
Commercial and industrial	1,129	758	1,887

Total	$13,410	$66,932	$80,342

The following table sets forth the changes in TDRs over the three months ended March 31, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2013	$13,410	$66,932	$80,342
New TDRs	--	1,579	1,579
Charge-offs	--	--	--
Transferred from accruing to non-accrual	--	--	--
Transferred to other real estate owned	--	--	--
Loan payoffs, including dispositions and principal pay-downs	(145)	(285)	(430)

Balance at March 31, 2014	$13,265	$68,226	$81,491

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2014, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at March 31, 2014 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at March 31, 2014 and December 31, 2013. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Three Months Ended March 31, 2014	At or For the Year Ended December 31, 2013
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$141,946	$140,948
Provision for losses on non-covered loans	--	18,000
Charge-offs:
Multi-family	(756)	(12,922)
Commercial real estate	(160)	(3,489)
One-to-four family	(34)	(351)
Acquisition, development, and construction	--	(1,503)
Other loans	(2,032)	(7,092)

Total charge-offs	(2,982)	(25,357)
Recoveries	397	8,355

Net charge-offs	(2,585)	(17,002)

Balance at end of period	$139,361	$141,946

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$ 68,012	$ 58,395
Commercial real estate	27,014	24,550
One-to-four family	9,640	10,937
Acquisition, development, and construction	2,328	2,571

Total non-accrual non-covered mortgage loans	106,994	96,453
Other non-accrual non-covered loans	6,385	7,084

Total non-performing non-covered loans (1)	$113,379	$103,537
Non-covered other real estate owned (2)	70,655	71,392

Total non-performing non-covered assets	$184,034	$174,929

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.37%	0.35%
Non-performing non-covered assets to total non-covered assets	0.41	0.40
Allowance for losses on non-covered loans to non-performing non-covered loans	122.92	135.10
Allowance for losses on non-covered loans to total non-covered loans	0.45	0.48
Net charge-offs during the period to average loans outstanding during the period (3)	0.01(4)	0.05

Loans 30-89 Days Past Due:
Multi-family	$ 3,644	$33,678
Commercial real estate	11,843	1,854
One-to-four family	1,430	1,076
Acquisition, development, and construction	--	--
Other loans	1,682	481

Total loans 30-89 days past due(5)	$18,599	$37,089

(1)	The March 31, 2014 and December 31, 2013 amounts exclude loans 90 days or more past due of $192.0 million and $211.5 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The March 31, 2014 and December 31, 2013 amounts exclude OREO of $36.1 million and $37.5 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	Presented on a non-annualized basis.
(5)	The March 31, 2014 and December 31, 2013 amounts exclude loans 30 to 89 days past due of $44.6 million and $57.9 million, respectively, that are covered by FDIC loss sharing agreements.

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

In the first three months of 2014, we recorded FDIC indemnification expense of $11.7 million in “Non-interest income” in connection with the recovery of $14.6 million from the allowance for covered loan losses during this time. The recovery was recorded as a result of an increase in the cash flows expected to be generated by certain pools of covered loans. In contrast, we recorded FDIC indemnification income of $3.6 million in the year-earlier first quarter, which substantially tempered the impact of a $4.5 million provision for covered loan losses, reflecting a decline in the credit quality of certain pools of covered loans.

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

The loss share receivables also may increase due to accretion, or decrease due to amortization. In the three months ended March 31, 2014, we recorded net amortization of $8.0 million; in the year-earlier three-month period, we recorded net amortization of $3.1 million. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three months ended March 31, 2014, we received FDIC reimbursements of $12.6 million, as compared to $18.4 million in the three months ended March 31, 2013.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at March 31, 2014 and December 31, 2013, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Three Months Ended March 31, 2014	At or For the Year Ended December 31, 2013
Covered Loans 90 Days or More Past Due:
Multi-family	$ --	$ --
Commercial real estate	1,574	1,607
One-to-four family	182,585	201,425
Acquisition, development, and construction	1,031	1,029
Other	6,805	7,424

Total covered loans 90 days or more past due	$191,995	$211,485
Covered other real estate owned	36,134	37,477

Total covered non-performing assets	$228,129	$248,962

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$ 68,012	$ 58,395
Commercial real estate	28,588	26,157
One-to-four family	192,225	212,362
Acquisition, development, and construction	3,359	3,600
Other non-performing loans	13,190	14,508

Total non-performing loans	$305,374	$315,022
Other real estate owned	106,789	108,869

Total non-performing assets (including covered assets)	$412,163	$423,891

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	0.91%	0.97%
Total non-performing assets to total assets	0.87	0.91
Allowance for loan losses to total non-performing loans	61.83	65.40
Allowance for loan losses to total loans	0.56	0.63

Covered Loans 30-89 Days Past Due:
Multi-family	$ --	$ --
Commercial real estate	724	--
One-to-four family	39,632	52,250
Acquisition, development, and construction	211	--
Other loans	4,077	5,679

Total covered loans 30-89 days past due	$ 44,644	$ 57,929

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$ 3,644	$ 33,678
Commercial real estate	12,567	1,854
One-to-four family	41,062	53,326
Acquisition, development, and construction	211	--
Other loans	5,759	6,160

Total loans 30-89 days past due (including covered loans)	$ 63,243	$ 95,018

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at March 31, 2014:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
Florida	$65	$64,261	$64,326
Connecticut	49,521	3,975	53,496
New Jersey	34,837	15,423	50,260
New York	28,804	17,360	46,164
California	—	12,056	12,056
Massachusetts	—	10,897	10,897
Ohio	—	10,529	10,529
Arizona	—	8,131	8,131
All other states	152	49,363	49,515

Total non-performing loans	$113,379	$191,995	$305,374

Securities

Securities represented $8.0 billion, or 16.7%, of total assets at the close of the current first quarter, comparable to the balance at December 31, 2013.

The investment policies of the Company and the Banks are established by the respective Boards of Directors and implemented by their respective Investment Committees, in concert with the respective Asset and Liability Management Committees. The Investment Committees generally meet quarterly or on an as-needed basis to review the portfolios and specific capital market transactions. In addition, the securities portfolios are reviewed monthly by the Boards of Directors as a whole. Furthermore, the policies guiding the Company’s and the Banks’ investments are reviewed at least annually by the respective Investment Committees, as well as by the respective Boards. While the policies permit investment in various types of liquid assets, neither the Company nor the Banks currently maintains a trading portfolio.

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At March 31, 2014 and December 31, 2013, GSE obligations represented 95.9% and 95.5%, respectively, of total securities. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, corporate equities, municipal obligations, and a private label CMO. None of our securities investments are backed by subprime or Alt-A loans.

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

Held-to-maturity securities represented $7.7 billion, or 96.9%, of total securities at the end of the current first quarter, comparable to the balance and percentage at December 31, 2013. At March 31, 2014, the fair value of securities held to maturity represented 99.0% of their carrying value, as compared to 97.1% at December 31, 2013. Mortgage-related securities accounted for $4.4 billion of securities held to maturity at both March 31, 2014 and December 31, 2013, while other securities accounted for $3.3 billion at both dates. Included in the respective amounts were GSE obligations of $7.5 billion; capital trust notes of $75.5 million and $75.7 million; and corporate bonds of $73.0 million and $72.9 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 7.9 years and 8.2 years at the corresponding dates.

At March 31, 2014, available-for-sale securities represented $245.3 million, or 3.1%, of total securities, down from $280.7 million, or 3.5%, at December 31, 2013. Included in the respective period-end amounts were mortgage-related securities of $92.7 million and $96.2 million, and other securities of $152.6 million and $184.5 million, respectively. The estimated weighted average life of the available-for-sale securities portfolio was 7.8 years at the close of the current first quarter, as compared to 7.3 years at December 31, 2013.

Federal Home Loan Bank Stock

The Community Bank and the Commercial Bank are members of the FHLB-NY, one of 12 regional banks that comprise the FHLB system. While each regional FHLB manages its customer relationships, the 12 FHLBs use their combined size and strength to obtain their funding at the lowest possible cost.

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. In addition, the Community Bank acquired shares of the capital stock of the FHLB-Cincinnati and the FHLB-San Francisco in connection with the AmTrust and Desert Hills acquisitions, respectively.

At March 31, 2014, the Community Bank held $527.7 million of FHLB stock, including $503.7 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $936,000 of stock in the FHLB-San Francisco. The Commercial Bank had $17.4 million of FHLB stock at the end of the quarter, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at March 31, 2014.

In the three months ended March 31, 2014 and 2013, dividends from the FHLB to the Community Bank totaled $6.5 million and $4.6 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $110,000 and $95,000, respectively, in the corresponding periods.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition under “Other assets” and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

At March 31, 2014 our investment in BOLI was $899.6 million, as compared to $893.5 million at December 31, 2013. The increase reflects the rise in the cash surrender value of the underlying policies over the three-month period.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills transactions, our FDIC loss share receivables were $460.4 million and $492.7 million, respectively, at March 31, 2014 and December 31, 2013. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at the respective dates.

Goodwill and Core Deposit Intangibles

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

Goodwill totaled $2.4 billion at March 31, 2014, consistent with the balance at the end of December. Reflecting amortization, CDI declined $2.3 million from the December 31st balance to $13.9 million at March 31, 2014.

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

Loan repayments and sales totaled $2.6 billion in the first three months of 2014, as compared to $4.4 billion in the first three months of the prior year. Repayments and sales accounted for $1.9 billion and $613.9 million, respectively, of the current three-month total and for $1.6 billion and $2.8 billion, respectively, of the total in the first quarter of 2013. The decline in sales is indicative of the decline in one-to-four family lending as residential mortgage interest rates rose year-over-year.

In the three months ended March 31, 2014, cash flows from the repayment and sale of securities respectively totaled $107.5 million and $136.7 million, while purchases of securities totaled $237.3 million. In the first three months of 2013, cash flows from the repayment and sale of securities totaled $362.2 million and $526.2 million, respectively, and were partially offset by purchases of securities totaling $1.4 billion.

In the first three months of 2014, the cash flows from loans and securities were primarily redeployed into the production of multi-family and CRE loans held for investment.

Deposits

Our ability to retain and attract deposits depends on several factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. There are times we may choose not to compete aggressively for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund our loan demand. Conversely, there are times we may choose to compete more aggressively for deposits to diversify our funding sources.

In the first quarter of 2014, we embarked on a campaign to increase our deposits, which resulted in a significant level of deposit growth. Deposits rose $1.1 billion, or 4.3%, sequentially, to $26.8 billion, representing 56.2% of total assets at the end of the quarter, as compared to 55.0% at December 31, 2013. Retail deposits accounted for $647.5 million of the linked-quarter increase, while municipal and institutional deposits accounted for $40.2 million and $550.6 million, respectively, of the deposit growth we achieved. These increases were partially offset by a decline in brokered deposits of $145.7 million, as further discussed below.

Furthermore, the increase in deposits stemmed from all four account categories, with the largest gain occurring in NOW and money market accounts. NOW and money market accounts rose $643.3 million sequentially, to $11.2 billion, while savings accounts and non-interest-bearing accounts rose $272.2 million and $174.5 million, respectively, to $6.2 billion and $2.4 billion at March 31st. Reflecting a far more modest increase of $2.6 million, certificates of deposit (“CDs”) totaled $6.9 billion at the end of the current first quarter, representing 25.9% of total deposits at that date.

Included in our deposit mix at the end of the current first quarter were brokered deposits of $3.9 billion, reflecting the aforementioned sequential decline. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds. Brokered money market accounts represented $3.6 billion of total money market accounts at the close of the current first quarter, and were down $41.0 million from the balance at December 31st, while brokered CDs declined $86.7 million sequentially, to $125.4 million at March 31st. Brokered non-interest-bearing accounts represented $242.4 million of non-interest-bearing accounts at the close of the current first quarter, and were down $18.1 million from the balance at year-end.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, other borrowings (i.e., junior subordinated debentures and preferred stock of subsidiaries). At March 31, 2014, borrowed funds totaled $14.8 billion, reflecting a $277.6 million reduction from the balance at December 31st.

Wholesale Borrowings

Wholesale borrowings declined $277.7 million in the first three months of this year, to $14.5 billion, and represented 30.4% of total assets at March 31st. FHLB advances and repurchase agreements accounted for $10.5 billion and $3.4 billion, respectively, of the March 31st total, as FHLB advances fell $357.7 million from the year-end 2013 balance and the balance of repurchase agreements was consistent with the balance at December 31st.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans. In addition to $9.9 billion of FHLB-NY advances, the March 31st balance includes $594.4 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition in December 2009.

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

At March 31, 2014, $4.0 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Other Borrowings

At March 31, 2014, other borrowings totaled $362.5 million, comparable to the balance recorded at December 31, 2013. Included in the March 31st balance were junior subordinated debentures of $358.2 million and preferred stock of subsidiaries of $4.3 million.

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

In the first quarter of 2014, we took the following actions to manage our interest rate risk: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates at attractive current yields; (3) We continued to deploy the cash flows from loan and securities repayments and sales into the production of loans held for investment, and increased our investment in GSE obligations; and (4) We increased our lower-cost deposits and reduced our wholesale borrowings.

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

When we retain the servicing on the loans we sell, we capitalize an MSR asset. MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income. We estimate the fair value of the MSR asset based upon a number of factors, including current and expected loan prepayment rates, economic conditions, and market forecasts, as well as relevant characteristics of the associated underlying loans. Generally, when market interest rates decline, loan prepayments increase as customers refinance their existing mortgages to take advantage of more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, a portion of the anticipated cash flows associated with servicing these loans is terminated or reduced, which can result in a reduction in the fair value of the capitalized MSRs and a corresponding reduction in earnings.

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

At March 31, 2014, our one-year gap was a negative 14.72%, as compared to a negative 13.66% at December 31, 2013. The difference in our one-year gap was primarily attributable to an increase in short-term deposits which was partially offset by a decline in short-term borrowings. The increase in short-term deposits was used to fund the growth of our loans in the first three months of this year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2014 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2014 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 15% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 24% and 15% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 45% for the first five years, 7% for years six through ten, and 48% for the years thereafter. NOW accounts were assumed to decay at a rate of 57% for the first five years, 19% for years six through ten, and 24% for the years thereafter. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 95% for the first five years and at a rate of 5% for years six through ten.

Interest Rate Sensitivity Analysis

	At March 31, 2014
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,696,887	$5,398,664	$11,135,284	$8,063,801	$5,127,404	$293,610	$33,715,650
Mortgage-related securities (2)(3)	58,228	142,054	393,721	191,538	3,255,594	425,827	4,466,962
Other securities and money market investments (2)	663,899	10,619	4,373	66,766	2,937,859	355,696	4,039,212

Total interest-earning assets	4,419,014	5,551,337	11,533,378	8,322,105	11,320,857	1,075,133	42,221,824

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	5,267,009	1,205,292	1,129,301	1,534,315	1,086,669	957,631	11,180,217
Savings accounts	1,147,350	912,181	547,387	200,069	434,528	2,952,154	6,193,669
Certificates of deposit	1,522,307	2,574,965	2,488,050	296,052	51,079	2,239	6,934,692
Borrowed funds	4,240,734	100,673	200,663	3,312,591	6,828,426	144,293	14,827,380

Total interest-bearing liabilities	12,177,400	4,793,111	4,365,401	5,343,027	8,400,702	4,056,317	39,135,958

Interest rate sensitivity gap per period (4)	$(7,758,386)	$ 758,226	$ 7,167,977	$2,979,078	$2,920,155	$(2,981,184)	$3,085,866

Cumulative interest rate sensitivity gap	$(7,758,386)	$(7,000,160)	$167,817	$3,146,895	$6,067,050	$3,085,866

Cumulative interest rate sensitivity gap as a percentage of total assets	(16.31)%	(14.72)%	0.35%	6.62%	12.75%	6.49%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	36.29%	58.75%	100.79%	111.80%	117.30%	107.88%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of March 31, 2014, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 1.68% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of 2.26% per annum.

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

Based on the information and assumptions in effect at March 31, 2014, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(6.49)%
+200	(13.57)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2014, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(3.60)%
+200 over one year	(5.78)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In the event that our interest rate sensitivity gap analysis or net interest income simulation were to indicate a variance in our NPV in excess of our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

—	Our Management Asset and Liability Committee (the “ALCO Committee”) would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.
—	In formulating appropriate strategies, the ALCO Committee would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

—	Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;
—	Liability restructuring, whereby product offerings and pricing would be altered or wholesale borrowings employed to affect the maturity structure or repricing of liabilities;
—	Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or
—	Use or alteration of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2014, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 5.87% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 3.02% increase in net interest income over such time.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $672.9 million and $644.6 million, respectively, at March 31, 2014 and December 31, 2013. As in the past, our portfolios of loans and securities provided liquidity in the current three-month period, with cash flows from the repayment and sale of loans totaling $2.6 billion and cash flows from the repayment and sale of securities totaling $244.2 million.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2014, our available borrowing capacity with the FHLB-NY was $6.2 billion. In addition, the Community Bank and the Commercial Bank had $242.8 million in available-for-sale securities, combined, at that date.

Furthermore, the Community Bank has an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans and securities to collateralize any funds it may borrow. At March 31, 2014, the maximum amount the Community Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings against this line of credit at that date.

Our primary investing activity is loan production and, in the first three months of 2014, the volume of loans originated for sale and for investment totaled $3.5 billion. During this time, the net cash used in investing activities totaled $859.7 million. Our financing activities provided net cash of $700.0 million in the current first quarter, and our operating activities provided net cash of $188.1 million during this time.

CDs due to mature in one year or less from March 31, 2014 totaled $4.1 billion, representing 59.1% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

The Company (the “Parent Company”) is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Parent Company is not required to obtain prior Federal Reserve approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks, the dividend declared for a period is not supported by earnings for that period, or the Company plans to declare an increase in its dividend.

The Parent Company’s ability to pay dividends may depend, in part, upon the dividends it receives from the Banks. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the Federal Reserve, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended March 31, 2014, the Banks paid dividends totaling $110.0 million to the Parent Company, leaving $102.7 million that they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at March 31, 2014 included $116.0 million in cash and cash equivalents and $2.6 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At March 31, 2014, we held derivative financial instruments with a notional value of $1.8 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first three months of 2014, stockholders’ equity rose $7.0 million to $5.7 billion, representing 12.07% of total assets and a book value of $12.97 per share at March 31st. At December 31, 2013, stockholders’ equity represented 12.29% of total assets and a book value of $13.01 per share. We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At March 31, 2014, we had 442,654,213 shares outstanding; at December 31, 2013, the number of outstanding shares was 440,809,365.

Tangible stockholders’ equity rose $9.3 million in the first three months of this year, to $3.3 billion, after the distribution of quarterly cash dividends totaling $110.5 million. Tangible stockholders’ equity represented 7.30% of tangible assets at the end of the current first quarter and 7.42% of tangible assets at December 31st. Tangible book value equaled $7.44 and $7.45 per share at the respective period-ends.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both March 31, 2014 and December 31, 2013, we recorded goodwill of $2.4 billion; CDI totaled $13.9 million and $16.2 million, respectively, at the corresponding dates.

Excluding AOCL from the respective calculations, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.37% at March 31, 2014, as compared to 7.50% at December 31, 2013. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

AOCL declined $1.4 million from the year-end amount to $35.1 million at March 31, 2014 as the net unrealized gain on available-for-sale securities rose $825,000 to $1.1 million, and the net unrealized loss on pension and post-retirement obligations declined $526,000 to $30.6 million. The net unrealized loss on the non-credit portion of OTTI losses on securities was $5.6 million, comparable to the balance at December 31, 2013. Each of the respective balances were net of tax.

At March 31, 2014, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our leverage, Tier 1 risk-based, and total risk-based capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At March 31, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,671,584	8.26%	$3,671,584	12.58%	$3,861,562	13.24%
Regulatory capital requirement	1,777,092	4.00	1,166,989	4.00	2,333,978	8.00

Excess	$1,894,492	4.26%	$2,504,595	8.58%	$1,527,584	5.24%

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at March 31, 2014, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as reflected in the following tables:

Regulatory Capital Analysis (New York Community Bank)

	At March 31, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,199,077	7.79%	$3,199,077	11.98%	$3,378,344	12.65%
Regulatory capital requirement	1,642,606	4.00	1,067,945	4.00	2,135,890	8.00

Excess	$1,556,471	3.79%	$2,131,132	7.98%	$1,242,454	4.65%

Regulatory Capital Analysis (New York Commercial Bank)

	At March 31, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$363,649	10.82%	$363,649	14.69%	$374,379	15.12%
Regulatory capital requirement	134,391	4.00	99,022	4.00	198,045	8.00

Excess	$229,258	6.82%	$264,627	10.69%	$176,334	7.12%

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

The Basel III Capital Rules substantially revise the current U.S. risk-based capital rules and requirements applicable to bank holding companies and depository institutions, including the Company and the Banks, as indicated below:

—	They define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios;
—	They address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios;
—	They replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords; and
—	They implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules will be effective for the Company and the Banks on January 1, 2015, subject to a phase-in period.

In addition, and among other things, the Basel III Capital Rules:

—	Introduce a new capital measure called “Common Equity Tier 1” (“CET1”);
—	Specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting specified requirements;
—	Define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1, and not to the other components of capital; and
—	Expand the scope of the deductions/adjustments from capital as compared to existing regulations.

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

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

—	4.5% CET1 to risk-weighted assets;
—	6.0% Tier 1 capital to risk-weighted assets; and
—	8.0% Total capital to risk-weighted assets.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Banks to maintain:

—	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);
—	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
—	a minimum ratio of Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and
—	a minimum leverage capital ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage capital ratio of 3.0% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

Management believes that, as of March 31, 2014, the Company and the Banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were effective as of that date.

Earnings Summary for the Three Months Ended March 31, 2014

In the three months ended March 31, 2014, we generated earnings of $115.3 million, or $0.26 per diluted share, as compared to $120.2 million, or $0.27 per diluted share, in the trailing quarter and $118.7 million, or $0.27 per diluted share, in the three months ended March 31, 2013.

Our current first-quarter earnings were reduced by a one-time charge to income tax expense of $4.5 million that was recorded in connection with new tax legislation that was enacted by the State of New York on March 31, 2014. The impact of the tax charge was somewhat offset by a one-time after-tax gain of $2.3 million on the sale of Visa Class B shares.

In the first quarter of 2013, our earnings were reduced by after-tax severance and retirement costs of $3.6 million, which were partly offset by an after-tax benefit of $2.3 million on the recovery of a security that previously had been classified as other-than-temporarily impaired.

Aside from these items, the declines in our current first quarter earnings were attributable to, or tempered by, the factors noted below:

—	Net interest income totaled $284.2 million in the current first quarter, reflecting a $13.2 million decrease from the trailing-quarter level and a $9.0 million increase year-over-year. The linked-quarter decline was largely attributable to lower prepayment penalty income and, to a lesser extent, the replenishment of the loan portfolio at lower yields. The year-over-year increase in net interest income was largely attributable to the growth of our interest-earning assets, a modest rise in prepayment penalty income, and a meaningful reduction in our average cost of funds.
—	Non-interest income totaled $37.2 million in the current first quarter, reflecting a $1.6 million decline from the trailing-quarter level and a $38.3 million reduction year-over-year. While FDIC indemnification expense rose $7.0 million sequentially, to $11.7 million, the impact was largely tempered by the gain on the sale of Visa Class B shares, which was $3.9 million, and by a $1.9 million increase in mortgage banking income to $14.6 million. The year-over-year reduction in non-interest income was primarily due to an $11.5 million decline in mortgage banking income and an $11.7 million decline in net gains on the sale of securities to $4.9 million. In addition, the recovery of the security that previously had been other-than-temporarily impaired added $3.9 million to other income in the first quarter of 2013.

—	Reflecting the quality of our assets and the adequacy of our non-covered loan loss allowance, we recorded no provision for losses on non-covered loans in the first quarter of this year. In the trailing and year-earlier quarters, we recorded provisions for non-covered loan losses of $3.0 million and $5.0 million, respectively. In addition, an increase in expected cash flows on the covered loans we acquired in connection with our FDIC-assisted transactions resulted in a recovery of $14.6 million from the allowance for covered loan losses in the current first quarter, as compared to a recovery of $5.8 million in the trailing three-month period. In the first quarter of 2013, we recorded a provision for losses on covered loans of $4.5 million.
—	Non-interest expense fell $3.1 million sequentially, and $9.8 million year-over-year, to $146.3 million in the first three months of 2014. Operating expenses accounted for $2.4 million of the linked-quarter decline and for $7.7 million of the year-over-year reduction. Included in the year-earlier amount was $6.0 million of one-time severance and retirement costs.
—	Largely reflecting the one-time charge to income tax expense recorded in the current first quarter, income tax expense rose $5.1 million sequentially and $8.0 million year-over-year, to $74.4 million.

Each of these line items is discussed in greater detail below.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the first quarter of 2014, the average five-year CMT rose to 1.60% from 1.44% in the trailing quarter and from 0.82% in the first quarter of 2013. Similarly, the average ten-year CMT rose to 2.77% in the current first quarter from 2.74% and 1.95%, respectively, in the trailing and year-earlier three months.

Net interest income is also influenced by the level of prepayment penalty income generated, primarily in connection with the prepayment of our multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in our interest rate spread and net interest margin. After four consecutive quarters of robust activity in New York City, where most of our multi-family and CRE loans are originated, property transactions declined in the first quarter of this year. Accordingly, prepayment penalty income declined sequentially in the current first quarter and was modestly higher than the level recorded in the year-earlier three months.

Net interest income totaled $284.2 million in the current first quarter, $13.2 million lower than the trailing-quarter level and $9.0 million higher than the level recorded in the first quarter of 2013. While the linked-quarter decrease in net interest income was the net effect of a $15.7 million decline in interest income and a $2.6 million decline in interest expense, the year-over-year increase in net interest income was the net effect of a $2.5 million increase in interest income and a $6.5 million decrease in interest expense. Interest income was $415.3 million in the current first quarter, while interest expense was $131.2 million.

In addition, our net interest margin was 2.72% in the current first quarter, 20 basis points lower than the trailing-quarter measure and 23 basis points lower than the margin recorded in the first quarter of last year.

The factors contributing to the linked-quarter declines in our net interest income and net interest margin are discussed below:

—	Prepayment penalty income accounted for $20.4 million of the interest income recorded in the current first quarter, as compared to $33.0 million in the fourth quarter of last year. In addition, prepayment penalty income contributed 19 basis points to the current first-quarter margin, as compared to 32 basis points in the trailing three-month period.
—	While the average balance of interest-earning assets rose $760.7 million sequentially, to $41.5 billion, the benefit was tempered by the impact of a 22-basis point decline in the average yield to 4.00%. The increase in the average balance was driven by a $594.8 million rise in the average loan balance to $33.0 billion, and by a $165.8 million increase in the average balance of securities and money market investments to $8.5 billion. While the average yield on securities and money market investments rose one basis point, to 3.29%, in the current first quarter, the average yield on loans fell 28 basis points to 4.19%. The decline in prepayment penalty income accounted for 16 basis points of this reduction, while the replenishment of the loan portfolio at lower yields accounted for the remaining 12 basis points.
—	The average balance of interest-bearing liabilities rose $819.8 million sequentially, to $38.6 billion, the result of a $598.3 million increase in average interest-bearing deposits to $23.5 billion and a $221.5 million increase in average borrowed funds to $15.0 billion. Notwithstanding the increase in the average balance, the average cost of interest-bearing liabilities dropped two basis points sequentially, to 1.38%. The decrease was the result of a one-basis point decline in the average cost of interest-bearing deposits and a four-basis point decline in the average cost of borrowed funds, to 0.58% and 2.62%, respectively.

The following factors contributed to the year-over-year increase in our net interest income and the year-over-year decrease in our net interest margin:

—	Although prepayment penalty income contributed $504,000 more to our interest income in the current first quarter than it did in the year-earlier quarter, it contributed two basis points less to our net interest margin.
—	The average balance of interest-earning assets rose $4.5 billion year-over-year as a $3.1 billion increase in the average balance of securities and money market investments combined with a $1.4 billion increase in the average balance of loans. While the rise in the average balance of interest-earning assets contributed to the year-over-year increase in net interest income, the benefit was substantially tempered by a 46-basis point decline in the average yield. Notwithstanding the modest rise in prepayment penalty income, the average yield on loans fell 46 basis points year-over-year, primarily reflecting the replenishment of the loan portfolio at lower-yields. In addition, the average yield on securities and money market investments fell 8 basis points during this time.
—	While the average balance of interest-bearing liabilities rose $3.9 billion year-over-year, the impact was largely exceeded by the benefit of a 23-basis point decline in the average cost of funds. Interest-bearing deposits accounted for $1.2 billion of the increase in the average balance, while borrowed funds accounted for the remaining $2.7 billion. Notwithstanding the growth in average borrowed funds and average interest-bearing deposits, the respective costs of such funds fell 73 and six basis points year-over-year.

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

The following tables set forth certain information regarding our average balance sheet for the quarters indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the year are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	March 31, 2014			December 31, 2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$33,011,094	$345,530	4.19%	$32,416,249	$362,166	4.47%
Securities and money market investments (2)(3)	8,519,165	69,781	3.29	8,353,357	68,876	3.28

Total interest-earning assets	41,530,259	415,311	4.00	40,769,606	431,042	4.22
Non-interest-earning assets	5,342,511			5,337,844

Total assets	$46,872,770			$46,107,450

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$10,609,142	$8,396	0.32%	$10,019,941	$8,319	0.33%
Savings accounts	5,907,399	6,473	0.44	5,864,364	6,438	0.44
Certificates of deposit	7,023,958	19,060	1.10	7,057,894	19,582	1.10

Total interest-bearing deposits	23,540,499	33,929	0.58	22,942,199	34,339	0.59
Borrowed funds	15,048,416	97,232	2.62	14,826,934	99,378	2.66

Total interest-bearing liabilities	38,588,915	131,161	1.38	37,769,133	133,717	1.40
Non-interest-bearing deposits	2,341,013			2,475,847
Other liabilities	210,737			218,588

Total liabilities	41,140,665			40,463,568
Stockholders’ equity	5,732,105			5,643,882

Total liabilities and stockholders’ equity	$46,872,770			$46,107,450

Net interest income/interest rate spread		$284,150	2.62%		$297,325	2.82%

Net interest margin			2.72%			2.92%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended
	March 31, 2014			March 31, 2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$33,011,094	$345,530	4.19%	$31,615,006	$366,999	4.65%
Securities and money market investments (2)(3)	8,519,165	69,781	3.29	5,441,285	45,808	3.37

Total interest-earning assets	41,530,259	415,311	4.00	37,056,291	412,807	4.46
Non-interest-earning assets	5,342,511			6,186,968

Total assets	$46,872,770			$43,243,259

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$10,609,142	$8,396	0.32%	$8,969,149	$9,175	0.41%
Savings accounts	5,907,399	6,473	0.44	4,509,093	4,021	0.36
Certificates of deposit	7,023,958	19,060	1.10	8,860,679	22,235	1.02

Total interest-bearing deposits	23,540,499	33,929	0.58	22,338,921	35,431	0.64
Borrowed funds	15,048,416	97,232	2.62	12,381,287	102,200	3.35

Total interest-bearing liabilities	38,588,915	131,161	1.38	34,720,208	137,631	1.61
Non-interest-bearing deposits	2,341,013			2,673,879
Other liabilities	210,737			218,295

Total liabilities	41,140,665			37,612,382
Stockholders’ equity	5,732,105			5,630,877

Total liabilities and stockholders’ equity	$46,872,770			$43,243,259

Net interest income/interest rate spread		$284,150	2.62%		$275,176	2.85%

Net interest margin			2.72%			2.95%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for/Recovery of Loan Losses

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

As a result of management’s assessment of these factors, including the low level of non-performing non-covered loans and net charge-offs, no provision for losses on non-covered loans was recorded in the first quarter of 2014. In the three months ended December 31, and March 31, 2013, we recorded provisions of $3.0 million and $5.0 million, respectively. Reflecting current first quarter net charge-offs of $2.6 million, the allowance for losses on non-covered loans was $139.4 million at March 31, 2014, as compared to $141.9 million at December 31, 2013.

Recovery of/Provision for Losses on Covered Loans

A provision for losses on covered loans is recorded when the cash flows from certain loan portfolios acquired in our FDIC-assisted acquisitions are expected to be less than the cash flows we expected at the time of acquisition, as a result of a deterioration in credit quality.

When we have reason to believe that the cash flows from acquired loans will exceed our original expectations (in other words, when the quality of certain pools of acquired loans appears to increase), we reverse the previously established covered loan loss allowance by recording a recovery and increase our interest income as a prospective yield adjustment over the remaining life of the loan or pool of loans.

In the three months ended March 31, 2014 and December 31, 2013, we recovered $14.6 million and $5.8 million, respectively, from the allowance for covered loan losses as the credit quality of certain acquired loans appeared to improve. Conversely, in the three months ended March 31, 2013, we recorded a provision for losses on covered loans of $4.5 million, as the credit quality of certain acquired loans appeared to decline.

Because losses on covered loans are largely reimbursable under our FDIC loss sharing agreements, the recoveries recorded in the first quarter of 2014 and the last quarter of 2013 were partially offset by FDIC indemnification expense of $11.7 million and $4.7 million, respectively. Conversely, the provision recorded in the first quarter of 2013 was partially offset by FDIC Indemnification income of $3.6 million. FDIC indemnification expense and income are recorded in “Non-interest income” during the same quarter that a recovery or a provision occur.

For additional information about our provisions for loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, some of which are recurring and some of which are not.

Mortgage banking income is our primary source of non-interest income, and includes income from the origination of one-to-four family loans for sale and income from the servicing of these and other one-to-four family loans. Our other recurring sources of non-interest income are fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; and other income, which is derived from various sources, including the sale of third-party investment products in our branches and the revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc., an investment advisory firm. From time to time, these recurring sources of non-interest income are supplemented by FDIC indemnification income/(expense)—in any quarter when a provision for/(recovery of) losses on covered loans is recorded—and gains on the sale of securities, which depend on market conditions and our corporate strategies.

Non-interest income totaled $37.2 million in the current first quarter, reflecting a $1.6 million decrease from the trailing-quarter level and a $38.3 million, or 50.7%, decrease year-over-year.

The sequential decline was primarily due to the aforementioned increase in FDIC indemnification expense, which was recorded in connection with the recovery from the allowance for losses on covered loans mentioned above. FDIC indemnification expense totaled $11.7 million in the current first quarter, a $7.0 million increase from the trailing-quarter amount. While the decline in non-interest income was also due to lower levels of fee income, BOLI income, and other income, the impact was largely tempered by a $1.9 million increase in mortgage banking income to $14.6 million, a $1.6 million increase in net gains on the sale of securities to $4.9 million, and the $3.9 million gain on the sale of Visa Class B shares.

The year-over-year decline in non-interest income was attributable to four primary factors, including our having recorded FDIC indemnification income of $3.6 million in the year-ago first quarter, in contrast to FDIC indemnification expense of $11.7 million in the first quarter of this year. In addition, net securities gains fell $11.7 million from the year-earlier level, and mortgage banking income fell $11.5 million, reflecting the impact of higher residential mortgage interest rates on refinancing activity. Furthermore, other income fell to $9.9 million in the current first quarter from $13.2 million in the year-earlier three months. The latter amount included the recovery of $3.9 million on a security that previously had been classified as other-than-temporarily impaired.

Income from originations accounted for $3.8 million of mortgage banking income in the current first quarter, as compared to $2.1 million and $25.9 million, respectively, in the three months ended December 31 and March 31, 2013. Servicing income accounted for $10.8 million of mortgage banking income in the current first quarter, as compared to $10.7 million and $226,000, respectively, in the earlier periods.

The following table summarizes the components of non-interest income for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Mortgage banking income	$ 14,610	$12,753	$26,109
Fee income	8,894	9,647	8,772
BOLI income	6,829	7,432	7,253
Net gain on sales of securities	4,873	3,272	16,622
FDIC indemnification (expense) income	(11,704)	(4,663)	3,602
Gain on Visa shares sold	3,856	—	—
Other income:
Peter B. Cannell & Co., Inc.	5,484	4,572	3,907
Third-party investment product sales	3,661	3,715	3,773
Other	732	2,082	5,513

Total other income	9,877	10,369	13,193

Total non-interest income	$ 37,235	$38,810	$75,551

It should be noted that the amount of mortgage banking income we record in any given year or quarter is likely to vary, and therefore is difficult to predict. Mortgage banking income depends, in large part, on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

Non-interest expense totaled $146.3 million in the current first quarter, reflecting a $3.1 million reduction from the trailing-quarter level and a $9.8 million reduction from the year-earlier amount. Operating expenses totaled $144.0 million in the current first quarter, accounting for $2.4 million of the linked-quarter decrease and $7.7 million of the year-over-year decline.

The linked-quarter decline in operating expenses was the net effect of a $3.8 million reduction in G&A expense to $42.3 million, a $533,000 increase in compensation and benefits expense to $75.7 million, and an $847,000 increase in occupancy and equipment expense. The reduction in G&A expense was largely driven by a decline in legal and other professional fees in the current first quarter, while the increase in compensation and benefits expense reflects normal salary increases and incentive stock award grants. The increase in occupancy and equipment expense was primarily attributable to the impact of the particularly harsh winter on our facilities in New York, New Jersey, and Ohio.

The year-over-year decline in operating expenses was the net effect of a $7.8 million decline in compensation and benefits expense, a $2.3 million decline in G&A expense, and a $2.4 million increase in occupancy and equipment expense. In the three months ended March 31, 2013, compensation and benefits expense included $6.0 million of severance and retirement expenses; no comparable expenses were recorded in the first quarter of 2014. The remainder of the decline in compensation and benefits expense is largely attributable to a reduction in staff at our mortgage banking operation, consistent with the decline in demand for one-to-four family mortgage loans. The decline in G&A expense is indicative of the decline in legal and professional fees noted in the current first quarter, as well as a reduction in the costs of managing foreclosed properties.

CDI amortization accounted for the remainder of the reduction in non-interest expense.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In the three months ended March 31, 2014, income tax expense totaled $74.4 million, $5.1 million higher than the trailing-quarter level and $8.0 million higher than the year-earlier amount. Included in the current first-quarter amount was the one-time charge of $4.5 million recorded in connection with the change in New York State tax laws on March 31st.

Pre-tax income totaled $189.7 million in the current first quarter, modestly higher than the trailing-quarter level and $4.6 million higher than the year-earlier amount. Reflecting the impact of the aforementioned tax charge, the effective tax rate was 39.24% in the current first quarter, as compared to 36.59% and 35.90%, respectively, in the earlier periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 91-96 of our 2013 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2014. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” earlier in this quarterly report.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period.

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

(b) Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as such factors could materially affect the Company’s business, financial condition, or future results. There have been no material changes to the risk factors disclosed in the Company’s 2013 Annual Report on Form 10-K. The risks described in the 2013 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

During the three months ended March 31, 2014, the Company allocated $6.0 million toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
First Quarter 2014	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	346,383	$16.85	$5,836
February 1 – February 28	8,699	15.86	138
March 1 – March 31	3,379	16.24	55

Total shares repurchased	358,461	16.82	$6,029

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at March 31, 2014. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2014 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 9, 2014	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 9, 2014	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer