Form 10-Q
period 2014-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2014-08-08
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Yes        No  X

442,650,518
Number of shares of common stock outstanding at August 4, 2014

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2014

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets:
Cash and cash equivalents	$ 668,950	$ 644,550
Securities:
Available-for-sale ($62,791 and $79,905 pledged, respectively)	245,047	280,738
Held-to-maturity ($4,853,433 and $4,945,905 pledged, respectively) (fair value of $7,622,751 and $7,445,244, respectively)	7,547,911	7,670,282

Total securities	7,792,958	7,951,020

Non-covered loans held for sale	308,895	306,915
Non-covered loans held for investment, net of deferred loan fees and costs	31,985,940	29,837,989
Less: Allowance for losses on non-covered loans	(139,473)	(141,946)

Non-covered loans held for investment, net	31,846,467	29,696,043
Covered loans	2,596,659	2,788,618
Less: Allowance for losses on covered loans	(49,626)	(64,069)

Covered loans, net	2,547,033	2,724,549

Total loans, net	34,702,395	32,727,507
Federal Home Loan Bank stock, at cost	571,708	561,390
Premises and equipment, net	288,494	273,299
FDIC loss share receivable	441,030	492,674
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	11,835	16,240
Mortgage servicing rights	228,815	241,018
Bank-owned life insurance	906,460	893,522
Other real estate owned (includes $35,410 and $37,477, respectively, of other real estate owned covered by loss sharing agreements)	102,596	108,869
Other assets	453,400	342,067

Total assets	$48,604,772	$46,688,287

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$11,879,490	$10,536,947
Savings accounts	6,398,988	5,921,437
Certificates of deposit	6,719,176	6,932,096
Non-interest-bearing accounts	2,354,815	2,270,512

Total deposits	27,352,469	25,660,992
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,089,128	10,872,576
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	425,000	445,000

Total wholesale borrowings	14,939,128	14,742,576
Other borrowings	362,538	362,426

Total borrowed funds	15,301,666	15,105,002
Other liabilities	189,619	186,631

Total liabilities	42,843,754	40,952,625

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 442,659,460 and 440,873,285 shares issued; and 442,655,048 and 440,809,365 shares outstanding, respectively)	4,427	4,409
Paid-in capital in excess of par	5,354,905	5,346,017
Retained earnings	434,336	422,761
Treasury stock, at cost (4,412 and 63,920 shares, respectively)	(66)	(1,032)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $2,086 and $171, respectively	3,100	277
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,564 and $3,586, respectively	(5,570)	(5,604)
Net unrealized loss on pension and post-retirement obligations, net of tax of $20,413 and $21,126, respectively	(30,114)	(31,166)

Total accumulated other comprehensive loss, net of tax	(32,584)	(36,493)

Total stockholders’ equity	5,761,018	5,735,662

Total liabilities and stockholders’ equity	$48,604,772	$46,688,287

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income:
Mortgage and other loans	$350,557	$388,156	$696,087	$755,155
Securities and money market investments	67,325	48,418	137,106	94,226

Total interest income	417,882	436,574	833,193	849,381

Interest Expense:
NOW and money market accounts	9,371	9,777	17,767	18,952
Savings accounts	8,259	5,206	14,732	9,227
Certificates of deposit	18,464	21,782	37,524	44,017
Borrowed funds	98,296	99,925	195,528	202,125

Total interest expense	134,390	136,690	265,551	274,321

Net interest income	283,492	299,884	567,642	575,060
Provision for losses on non-covered loans	—	5,000	--	10,000
Provision for (recovery of) losses on covered loans	188	4,618	(14,442)	9,120

Net interest income after provisions for (recovery of) loan losses	283,304	290,266	582,084	555,940

Non-Interest Income:
Mortgage banking income	15,291	23,216	29,901	49,325
Fee income	9,430	9,961	18,324	18,733
Bank-owned life insurance	6,813	7,337	13,642	14,590
Net gain on sales of securities	262	123	5,135	16,745
FDIC indemnification income (expense)	150	3,694	(11,554)	7,296
Gain on Visa shares sold	--	--	3,856	--
Other income	20,647	9,414	30,524	22,607

Total non-interest income	52,593	53,745	89,828	129,296

Non-Interest Expense:
Operating expenses:
Compensation and benefits	74,843	77,400	150,583	160,906
Occupancy and equipment	24,380	24,159	50,378	47,759
General and administrative	46,531	45,925	88,795	90,494

Total operating expenses	145,754	147,484	289,756	299,159
Amortization of core deposit intangibles	2,082	4,181	4,405	8,602

Total non-interest expense	147,836	151,665	294,161	307,761

Income before income taxes	188,061	192,346	377,751	377,475
Income tax expense	69,373	69,829	143,809	136,283

Net income	$118,688	$122,517	$233,942	$241,192

Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $1,459; $2,845; $3,988; and $2,382, respectively	2,156	(4,203)	5,885	(3,518)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $11; $4,768; $22; and $4,785, respectively	17	7,513	34	7,541
Change in pension and post-retirement obligations, net of tax of $356; $1,008; $713; and $2,016, respectively	526	1,486	1,052	2,972
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $104; $50; $2,073; and $2,098, respectively	(158)	(73)	(3,062)	(3,095)

Total other comprehensive income, net of tax	2,541	4,723	3,909	3,900

Total comprehensive income, net of tax	$121,229	$127,240	$237,851	$245,092

Basic earnings per share	$0.27	$0.28	$0.53	$0.55

Diluted earnings per share	$0.27	$0.28	$0.53	$0.55

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2014
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,409
Shares issued for restricted stock awards (1,782,601 shares)	18
Shares issued for exercise of stock options (3,574 shares)	--

Balance at end of period	4,427

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,346,017
Shares issued for restricted stock awards, net of forfeitures	(7,073)
Compensation expense related to restricted stock awards	13,942
Tax effect of stock plans	2,019

Balance at end of period	5,354,905

Retained Earnings:
Balance at beginning of year	422,761
Net income	233,942
Dividends paid on common stock ($0.50 per share)	(221,048)
Stock options exercised	(16)
Effect of adopting Accounting Standards Update 2014-01	(1,303)

Balance at end of period	434,336

Treasury Stock:
Balance at beginning of year	(1,032)
Purchase of common stock (367,271 shares)	(6,165)
Exercise of stock options (4,682 shares)	76
Shares issued for restricted stock awards (422,097 shares)	7,055

Balance at end of period	(66)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(36,493)
Other comprehensive income, net of tax	3,909

Balance at end of period	(32,584)

Total stockholders’ equity	$5,761,018

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$233,942	$241,192
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provisions for loan losses	(14,442)	19,120
Depreciation and amortization	13,652	13,919
Amortization of discounts and premiums, net	(4,092)	(1,071)
Amortization of core deposit intangibles	4,405	8,602
Net gain on sales of securities	(5,135)	(16,745)
Gain on sale of loans	(8,700)	(42,973)
Gain on Visa shares sold	(3,856)	--
Stock plan-related compensation	13,942	10,963
Deferred tax expense	6,871	7,905
Changes in assets and liabilities:
Increase in other assets	(54,150)	(66,401)
(Decrease) increase in other liabilities	(6,073)	41,363
Origination of loans held for sale	(1,380,169)	(4,426,828)
Proceeds from sale of loans originated for sale	1,301,765	4,869,711

Net cash provided by operating activities	97,960	658,757

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	276,896	506,277
Proceeds from repayment of securities available for sale	7,216	50,875
Proceeds from sale of securities held to maturity	--	191,142
Proceeds from sale of securities available for sale	137,309	414,186
Purchase of securities held to maturity	(150,338)	(1,814,586)
Purchase of securities available for sale	(99,000)	(357,000)
Proceeds from sale of Visa shares	3,856	--
Net purchase of Federal Home Loan Bank stock	(10,318)	(13,028)
Net increase in loans	(1,873,342)	(477,389)
Purchase of premises and equipment, net	(28,847)	(15,091)

Net cash used in investing activities	(1,736,568)	(1,514,614)

Cash Flows from Financing Activities:
Net increase in deposits	1,691,477	410,341
Net increase in short-term borrowed funds	199,700	300,000
Net decrease in long-term borrowed funds	(3,036)	(738,174)
Tax effect of stock plans	2,019	314
Cash dividends paid on common stock	(221,048)	(220,034)
Treasury stock purchases	(6,165)	(4,197)
Net cash received from stock option exercises	61	59

Net cash provided by (used in) financing activities	1,663,008	(251,691)

Net increase (decrease) in cash and cash equivalents	24,400	(1,107,548)
Cash and cash equivalents at beginning of period	644,550	2,427,258

Cash and cash equivalents at end of period	$668,950	$1,319,710

Supplemental information:
Cash paid for interest	$272,458	$275,018
Cash paid for income taxes	123,870	102,718
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	93,575	77,516

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

Reflecting nine stock splits between September 30, 1994 and February 17, 2004, the Company’s initial offering price adjusts to $0.93 per share. All share and per share data presented in this report reflect the impact of the stock splits.

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

Reflecting its growth through acquisitions, the Community Bank currently operates 243 branches, five of which operate directly under the Community Bank name. The remaining 238 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank (in New York); Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

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

Effects of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company chose to apply this new guidance for the period beginning on January 1, 2014.

The impact of applying this new guidance included a $1.3 million reduction in the balance of retained earnings as of January 1, 2014. The total amount of affordable housing tax credits and other tax benefits projected to be recognized during calendar year 2014, and the related amount of amortization recognized as a component of income tax expense for calendar year 2014, are $4.0 million and $2.8 million, respectively. The commitment of additional anticipated equity contributions of $8.4 million relating to current investments is reflected in “Other liabilities.” Retrospective application of the new amortization methodology would not result in a material change to prior-period presentations.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Net income	$118,688	$122,517	$233,942	$241,192
Less: Dividends paid on and earnings allocated to participating securities	(852)	(791)	(1,648)	(1,525)

Earnings applicable to common stock	$117,836	$121,726	$232,294	$239,667

Weighted average common shares outstanding	441,155,063	439,452,048	440,864,462	439,079,827

Basic earnings per common share	$0.27	$0.28	$0.53	$0.55

Earnings applicable to common stock	$117,836	$121,726	$232,294	$239,667

Weighted average common shares outstanding	441,155,063	439,452,048	440,864,462	439,079,827
Potential dilutive common shares (1)	--	3,298	--	3,445

Total shares for diluted earnings per share computation	441,155,063	439,455,346	440,864,462	439,083,272

Diluted earnings per common share and common share equivalents	$0.27	$0.28	$0.53	$0.55

(1)	Options to purchase 58,560 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2014, at a weighted average exercise price of $18.04, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 253,500 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2013, at a weighted average exercise price of $22.14, were excluded from the respective computations of diluted EPS because their inclusion also would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss (“AOCL”)

(in thousands)	For the Six Months Ended June 30, 2014
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$5,135	Net gain on sales of securities
	(2,073)	Income tax expense

	$3,062	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Prior-service costs	$124	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(1,880)	Included in the computation of net periodic (credit) expense (2)

	(1,756)	Total before tax
	709	Income tax benefit

	$(1,047)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$2,015

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, Pension and Other Post-Retirement Benefits, for additional information.

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2014:

	June 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$20,127	$1,585	$--	$21,712
GSE CMOs (2)	59,530	904	1,072	59,362
Private label CMOs	9,531	--	66	9,465

Total mortgage-related securities	$89,188	$2,489	$1,138	$90,539

Other Securities:
Municipal bonds	$961	$114	$--	$1,075
Capital trust notes	13,425	71	1,565	11,931
Preferred stock	118,205	4,960	381	122,784
Common stock	18,080	660	22	18,718

Total other securities	$150,671	$5,805	$1,968	$154,508

Total securities available for sale	$239,859	$8,294	$3,106	$245,047

(1)	Government-sponsored enterprise
(2)	Collateralized mortgage obligations

At June 30, 2014, the fair value of marketable equity securities included corporate preferred stock of $122.8 million and common stock of $18.7 million, with the latter primarily consisting of mutual funds that are Community Reinvestment Act-qualified investments.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2013:

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$23,759	$1,442	$1	$25,200
GSE CMOs	62,082	598	1,861	60,819
Private label CMOs	10,214	--	12	10,202

Total mortgage-related securities	$96,055	$2,040	$1,874	$96,221

Other Securities:
Municipal bonds	$957	$69	$--	$1,026
Capital trust notes	13,419	60	1,681	11,798
Preferred stock	118,205	1,936	3,902	116,239
Common stock	51,654	4,093	293	55,454

Total other securities	$184,235	$6,158	$5,876	$184,517

Total securities available for sale	$280,290	$8,198	$7,750	$280,738

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,520,996	$2,520,996	$81,225	$13,971	$2,588,250
GSE CMOs	1,808,830	1,808,830	66,951	3,087	1,872,694

Total mortgage-related securities	$4,329,826	$4,329,826	$148,176	$17,058	$4,460,944

Other Securities:
GSE debentures	$3,009,861	$3,009,861	$18,718	$82,230	$2,946,349
Corporate bonds	73,105	73,105	12,156	--	85,261
Municipal bonds	59,577	59,577	8	1,842	57,743
Capital trust notes	84,676	75,542	4,733	7,821	72,454

Total other securities	$3,227,219	$3,218,085	$35,615	$91,893	$3,161,807

Total securities held to maturity (1)	$7,557,045	$7,547,911	$183,791	$108,951	$7,622,751

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At June 30, 2014, the non-credit portion of OTTI recorded in AOCL was $9.1 million (before taxes).

	December 31, 2013
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,529,102	$2,529,102	$30,145	$61,280	$2,497,967
GSE CMOs	1,878,885	1,878,885	29,330	22,520	1,885,695

Total mortgage-related securities	$4,407,987	$4,407,987	$59,475	$83,800	$4,383,662

Other Securities:
GSE debentures	$3,053,253	$3,053,253	$6,512	$208,506	$2,851,259
Corporate bonds	72,899	72,899	11,063	--	83,962
Municipal bonds	60,462	60,462	19	3,849	56,632
Capital trust notes	84,871	75,681	3,134	9,086	69,729

Total other securities	$3,271,485	$3,262,295	$20,728	$221,441	$3,061,582

Total securities held to maturity (1)	$7,679,472	$7,670,282	$80,203	$305,241	$7,445,244

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2013, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

The Company had $571.7 million and $561.4 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at June 30, 2014 and December 31, 2013, respectively, primarily consisting of stock in the FHLB-New York (“FHLB-NY”). The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides to the Company.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Gross proceeds	$137,309	$414,186
Gross realized gains	5,135	5,193
Gross realized losses	--	--

In addition, during the six months ended June 30, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and gross realized gains of $11.6 million, all of which were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance. No comparable sales occurred in the first six months of 2014.

In the following table, the beginning balance represents the credit loss component for debt securities on which OTTI occurred prior to January 1, 2014. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Six Months Ended June 30, 2014
Beginning credit loss amount as of December 31, 2013	$216,334
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of June 30, 2014	$216,334

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at June 30, 2014, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At June 30, 2014
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	Municipal Bonds	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	--	--	60,254	4.17	1,072	2.96	--	--	67,420
Due from five to ten years	3,237,916	3.23	2,779,002	2.74	--	--	47,165	3.14	6,090,577
Due after ten years	1,091,910	3.36	170,605	3.58	58,505	2.85	101,482	5.80	1,464,754

Total debt securities held to maturity	$4,329,826	3.27%	$3,009,861	2.82%	$59,577	2.86%	$148,647	4.96%	$7,622,751

Available-for-Sale Securities: (3)
Due within one year	$--	--%	$--	--%	$124	6.09%	$--	--%	$127
Due from one to five years	4,449	6.85	--	--	557	6.45	--	--	5,357
Due from five to ten years	16,255	3.74	--	--	280	6.63	--	--	17,704
Due after ten years	68,484	3.54	--	--	--	--	13,425	5.67	80,357

Total debt securities available for sale	$89,188	3.74%	$--	--%	$961	6.46%	$13,425	5.67%	$103,545

(1)	Not presented on a tax-equivalent basis.
(2)	Consists of corporate bonds and capital trust notes. Included in capital trust notes are $208,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2014:

At June 30, 2014 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$ --	$ --	$2,155,070	$ 82,230	$2,155,070	$ 82,230
GSE certificates	--	--	673,205	13,971	673,205	13,971
GSE CMOs	3,302	10	148,008	3,077	151,310	3,087
Municipal bonds	--	--	56,663	1,842	56,663	1,842
Capital trust notes	--	--	38,356	7,821	38,356	7,821

Total temporarily impaired held-to-maturity debt securities	$ 3,302	$ 10	$3,071,302	$108,941	$3,074,604	$108,951

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
Private label CMOs	$ 9,464	$ 66	$ --	$ --	$ 9,464	$ 66
GSE CMOs	--	--	45,539	1,072	45,539	1,072
Capital trust notes	--	--	5,860	1,565	5,860	1,565

Total temporarily impaired available-for-sale debt securities	$ 9,464	$ 66	$ 51,399	$ 2,637	$ 60,863	$ 2,703
Equity securities	43,975	403	--	--	43,975	403

Total temporarily impaired available-for-sale securities	$53,439	$469	$ 51,399	$ 2,637	$ 104,838	$ 3,106

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2014, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of June 30, 2014.

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

The unrealized losses on the Company’s GSE mortgage-related securities and GSE debentures at June 30, 2014 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. It is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at June 30, 2014.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at June 30, 2014. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and further illiquidity in the financial markets.

At June 30, 2014, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at the end of June 2014 were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and its ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at June 30, 2014. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management. This potentially would cause the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2014 consisted of forty agency mortgage-backed securities, seventeen agency debt securities, six agency CMOs, six capital trust notes, and three municipal bonds. At December 31, 2013, the investment securities designated as having a continuous loss position for twelve months or more consisted of six capital trust notes and one mortgage-backed security. At June 30, 2014 and December 31, 2013, the combined market value of the respective securities represented unrealized losses of $111.6 million and $10.7 million. At June 30, 2014, the fair value of securities having a continuous loss position for twelve months or more was 3.4% below the collective amortized cost of $3.2 billion. At December 31, 2013, the fair value of such securities was 19.9% below the collective amortized cost of $53.7 million.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$22,310,512	69.79%	$20,699,927	69.41%
Commercial real estate	7,619,751	23.84	7,364,231	24.70
One-to-four family	689,966	2.16	560,730	1.88
Acquisition, development, and construction	343,598	1.07	344,100	1.15

Total mortgage loans held for investment	30,963,827	96.86	28,968,988	97.14

Other Loans:
Commercial and industrial	860,911	2.70	712,260	2.39
Lease financing, net of unearned income of $5,705 and $5,723	105,977	0.33	101,431	0.34

Total commercial and industrial loans	966,888	3.03	813,691	2.73

Other	35,696	0.11	39,036	0.13

Total other loans held for investment	1,002,584	3.14	852,727	2.86

Total non-covered loans held for investment	$31,966,411	100.00%	$29,821,715	100.00%

Net deferred loan origination costs	19,529		16,274
Allowance for losses on non-covered loans	(139,473)		(141,946)

Non-covered loans held for investment, net	$31,846,467		$29,696,043

Covered loans	2,596,659		2,788,618
Allowance for losses on covered loans	(49,626)		(64,069)

Total covered loans, net	$2,547,033		$2,724,549
Loans held for sale	308,895		306,915

Total loans, net	$34,702,395		$32,727,507

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

To minimize the risk involved in specialty finance lending and leasing, the Company primarily participates in broadly syndicated asset-based loans, equipment loan and lease financing, and dealer floor plan loans that are presented by those who are on an approved list of select, nationally recognized sources with whom its lending officers have established long-term funding relationships. The loans and leases, which are secured by a perfected first security interest in the underlying collateral and structured as senior debt, are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, participate in stable industries, and are located nationwide. To further minimize the risk involved in specialty finance lending and leasing, the Company re-underwrites each transaction; in addition, it retains outside counsel to conduct a further review of the underlying documentation.

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

Included in non-covered loans held for investment at June 30, 2014 and December 31, 2013 were loans to non-officer directors of $148.0 million and $149.4 million, respectively.

Loans Held for Sale

The Community Bank’s mortgage banking operation was established in January 2010 to originate, aggregate, and service one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold, servicing retained, to GSEs. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. The volume of jumbo loan originations has been insignificant to date, and the Company does not expect such loans to represent a material portion of the held-for-sale loans it originates. The Company also services mortgage loans for various third parties, primarily including those it sells to GSEs. The unpaid principal balance of loans serviced for others was $21.7 billion at June 30, 2014 and $21.5 billion at December 31, 2013.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at June 30, 2014:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,082	$33,668	$--	$34,750	$22,275,762	$22,310,512
Commercial real estate	878	27,054	--	27,932	7,591,819	7,619,751
One-to-four family	1,641	9,189	--	10,830	679,136	689,966
Acquisition, development, and construction	--	2,328	--	2,328	341,270	343,598
Commercial and industrial(1)	--	5,132	--	5,132	961,756	966,888
Other	425	1,243	--	1,668	34,028	35,696

Total	$4,026	$78,614	$--	$82,640	$31,883,771	$31,966,411

(1)	Includes lease financing receivables, all of which were current at June 30, 2014.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2013:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$33,678	$58,395	$--	$92,073	$20,607,854	$20,699,927
Commercial real estate	1,854	24,550	--	26,404	7,337,827	7,364,231
One-to-four family	1,076	10,937	--	12,013	548,717	560,730
Acquisition, development, and construction	--	2,571	--	2,571	341,529	344,100
Commercial and industrial(1)	1	5,735	--	5,736	807,955	813,691
Other	480	1,349	--	1,829	37,207	39,036

Total	$37,089	$103,537	$--	$140,626	$29,681,089	$29,821,715

(1)	Includes lease financing receivables, all of which were current at December 31, 2013.

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at June 30, 2014:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$22,242,080	$7,573,442	$685,627	$340,937	$30,842,086	$924,962	$34,452	$959,414
Special mention	27,211	11,718	--	--	38,929	36,277	--	36,277
Substandard	41,221	34,591	4,339	2,661	82,812	5,642	1,244	6,886
Doubtful	--	--	--	--	--	7	--	7

Total	$22,310,512	$7,619,751	$689,966	$343,598	$30,963,827	$966,888	$35,696	$1,002,584

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2013:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$20,527,460	$7,304,502	$554,132	$333,805	$28,719,899	$793,693	$37,688	$831,381
Special mention	73,549	25,407	--	7,400	106,356	13,036	--	13,036
Substandard	98,918	33,822	6,598	2,895	142,233	6,808	1,348	8,156
Doubtful	--	500	--	--	500	154	--	154

Total	$20,699,927	$7,364,231	$560,730	$344,100	$28,968,988	$813,691	$39,036	$852,727

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The preceding classifications follow regulatory guidelines and can be generally described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family loans are classified utilizing an inter-regulatory agency methodology that incorporates the extent of delinquency and the loan-to-value ratios. These classifications are the most current available and generally have been updated within the last twelve months.

Troubled Debt Restructurings

The Company is required to account for certain held-for-investment loan modifications or restructurings as “Troubled Debt Restructurings” (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified as TDRs generally are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2014, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $43.6 million; loans on which forbearance agreements were reached amounted to $6.0 million.

The following table presents information regarding the Company’s TDRs as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$10,001	$18,093	$28,094	$10,083	$50,548	$60,631
Commercial real estate	2,156	16,295	18,451	2,198	15,626	17,824
One-to-four family	--	--	--	--	--	--
Acquisition, development, and construction	--	935	935	--	--	--
Commercial and industrial	956	1,210	2,166	1,129	758	1,887

Total	$13,113	$36,533	$49,646	$13,410	$66,932	$80,342

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

In the six months ended June 30, 2014, the Company classified one ADC loan in the amount of $935,000, one C&I loan in the amount of $499,000, one multi-family loan in the amount of $316,000, and one CRE loan in the amount of $2.1 million, as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the current six-month period.

At June 30, 2014, none of the loans that had been modified as TDRs during the twelve months ended at that date were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of June 30, 2014:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,365,543	91.1%
All other loans	231,116	8.9

Total covered loans	$2,596,659	100.0%

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

At June 30, 2014 and December 31, 2013, the unpaid principal balances of covered loans were $3.1 billion and $3.3 billion, respectively. The carrying values of such loans were $2.6 billion and $2.8 billion, respectively, at the corresponding dates.

At the respective acquisition dates, the Company estimated the fair values of the AmTrust and Desert Hills loan portfolios, which represented the expected cash flows from the portfolios, discounted at market-based rates. In estimating such fair values, the Company: (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the expected amount and timing of undiscounted principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the lives of the loans. The amount by which the undiscounted contractual cash flows exceed the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represents an estimate of the credit risk in the loan portfolios at the respective acquisition dates.

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

Changes in the accretable yield for covered loans in the six months ended June 30, 2014 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$796,993
Reclassification from non-accretable difference	159,338
Accretion	(69,636)

Balance at end of period	$886,695

In the preceding table, the line item “reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent periodic evaluation, prepayment assumptions declined, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield. The effect of this increase was partially offset by two factors: first, the coupon rates on variable rate loans reset lower, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield; and second, as the underlying credit assumptions worsened slightly, the projected loss assumptions on defaulting loans increased which, in turn, reduced the accretable yield.

In connection with the AmTrust and Desert Hills acquisitions, the Company also acquired other real estate owned (“OREO”), all of which is covered under the FDIC loss sharing agreements. Covered OREO was initially recorded at its estimated fair value on the acquisition date, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Covered Loans 90 Days or More Past Due:
One-to-four family	$164,266	$201,425
Other loans	9,726	10,060

Total covered loans 90 days or more past due	$173,992	$211,485

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Covered Loans 30-89 Days Past Due:
One-to-four family	$44,834	$52,250
Other loans	3,999	5,679

Total covered loans 30-89 days past due	$48,833	$57,929

At June 30, 2014, the Company had $48.8 million of covered loans that were 30 to 89 days past due, and covered loans of $174.0 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.4 billion at June 30, 2014 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded a provision for losses on covered loans of $188,000 in the three months ended June 30, 2014. The provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and was partly offset by FDIC indemnification income of $150,000 recorded in non-interest income in the corresponding three-month period.

The Company recovered $14.4 million from the allowance for losses on covered loans during the six months ended June 30, 2014. The recoveries were recorded in connection with an increase in expected cash flows on certain pools of loans acquired in the Company’s FDIC-assisted transactions, and were partly offset by FDIC indemnification expense of $11.6 million, which was recorded in non-interest income in the corresponding six-month period.

Note 6. Allowances for Loan Losses

The following tables provide information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment, at the dates indicated:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at June 30, 2014:
Loans individually evaluated for impairment	$--	$2	$2
Loans collectively evaluated for impairment	126,420	13,051	139,471
Acquired loans with deteriorated credit quality	44,076	5,550	49,626

Total	$170,496	$18,603	$189,099

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2013:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	127,840	14,106	141,946
Acquired loans with deteriorated credit quality	56,705	7,364	64,069

Total	$184,545	$21,470	$206,015

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2014:
Loans individually evaluated for impairment	$70,067	$6,113	$76,180
Loans collectively evaluated for impairment	30,893,760	996,471	31,890,231
Acquired loans with deteriorated credit quality	2,365,543	231,116	2,596,659

Total	$33,329,370	$1,233,700	$34,563,070

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2013:
Loans individually evaluated for impairment	$109,389	$6,996	$116,385
Loans collectively evaluated for impairment	28,859,599	845,731	29,705,330
Acquired loans with deteriorated credit quality	2,529,200	259,418	2,788,618

Total	$31,498,188	$1,112,145	$32,610,333

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014			2013
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$127,840	$14,106	$141,946	$127,934	$13,014	$140,948
Charge-offs	(2,344)	(5,044)	(7,388)	(6,024)	(7,019)	(13,043)
Recoveries	924	3,991	4,915	2,306	478	2,784
(Recovery of) provision for loan losses	--	--	--	(301)	10,301	10,000

Balance, end of period	$126,420	$13,053	$139,473	$123,915	$16,774	$140,689

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at June 30, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$38,687	$46,456	$--	$62,907	$669
Commercial real estate	28,832	31,100	--	30,250	779
One-to-four family	1,613	1,648	--	987	--
Acquisition, development, and construction	935	1,002	--	312	158
Commercial and industrial	6,111	12,199	--	8,409	189

Total impaired loans with no related allowance	$76,178	$92,405	$--	$102,865	$1,795

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	--	--	--	818	--
One-to-four family	--	--	--	102	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	2	2	2	--	--

Total impaired loans with an allowance recorded	$2	$2	$2	$920	$--

Total impaired loans:
Multi-family	$38,687	$46,456	$--	$62,907	$669
Commercial real estate	28,832	31,100	--	31,068	779
One-to-four family	1,613	1,648	--	1,089	--
Acquisition, development, and construction	935	1,002	--	312	158
Commercial and industrial	6,113	12,201	2	8,409	189

Total impaired loans	$76,180	$92,407	$2	$103,785	$1,795

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$78,771	$94,265	$--	$117,208	$1,991
Commercial real estate	30,619	32,474	--	43,566	1,604
One-to-four family	--	--	--	3,611	89
Acquisition, development, and construction	--	--	--	275	--
Commercial and industrial	6,995	34,199	--	6,890	366

Total impaired loans with no related allowance	$116,385	$160,938	$--	$171,550	$4,050

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$2,442	$--
Commercial real estate	--	--	--	900	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$--	$--	$--	$3,342	$--

Total impaired loans:
Multi-family	$78,771	$94,265	$--	$119,650	$1,991
Commercial real estate	30,619	32,474	--	44,466	1,604
One-to-four family	--	--	--	3,611	89
Acquisition, development, and construction	--	--	--	275	--
Commercial and industrial	6,995	34,199	--	6,890	366

Total impaired loans	$116,385	$160,938	$--	$174,892	$4,050

Allowance for Losses on Covered Loans

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for losses on covered loans to the extent that the expected cash flows from a loan pool have decreased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses is established. A related credit to non-interest income and an increase in the FDIC loss share receivable is recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

The following table summarizes activity in the allowance for losses on covered loans for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Balance, beginning of period	$64,069	$51,311
(Recovery of) provision for losses on covered loans	(14,443)	9,120

Balance, end of period	$49,626	$60,431

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Wholesale borrowings:
FHLB advances	$11,089,128	$10,872,576
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	425,000	445,000

Total wholesale borrowings	$14,939,128	$14,742,576

Other borrowings:
Junior subordinated debentures	$ 358,238	$ 358,126
Preferred stock of subsidiaries	4,300	4,300

Total other borrowings	$ 362,538	$ 362,426

Total borrowed funds	$15,301,666	$15,105,002

At June 30, 2014 and December 31, 2013, the Company had $358.2 million and $358.1 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at that date. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the qualification of capital securities as Tier 1 capital is expected to be phased out by January 1, 2016.

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

The following junior subordinated debentures were outstanding at June 30, 2014:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debenture Carrying Amount	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,312	$137,961	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.831	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.481	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.884	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,238	$345,461

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

The Company had MSRs of $228.8 million and $241.0 million, respectively, at June 30, 2014 and December 31, 2013, with both balances consisting entirely of residential MSRs.

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

The following tables set forth the changes in the balances of residential and securitized MSRs for the periods indicated:

	For the Three Months Ended June 30, 2014		For the Three Months Ended June 30, 2013
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of period	$238,004	$ --	$172,849	$129
Additions	7,175	--	23,072	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	(535)	--	34,754	--
Due to other changes (1)	(15,829)	--	(15,716)	--
Amortization	--	--	--	(33)

Carrying value, end of period	$228,815	$ --	$214,959	$ 96

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

	For the Six Months Ended June 30, 2014		For the Six Months Ended June 30, 2013
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$241,018	$ --	$144,520	$193
Additions	13,983	--	54,673	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	(492)	--	47,848	--
Due to other changes(1)	(25,694)	--	(32,082)	--
Amortization	--	--	--	(97)

Carrying value, end of period	$228,815	$ --	$214,959	$ 96

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	June 30, 2014	December 31, 2013
Expected weighted average life	87 months	93 months
Constant prepayment speed	8.7%	8.3%
Discount rate	10.0	10.5
Primary mortgage rate to refinance	4.2	4.5
Cost to service (per loan per year):
Current	$ 63	$ 53
30-59 days or less delinquent	213	103
60-89 days delinquent	313	203
90-119 days delinquent	413	303
120 days or more delinquent	563	553

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures regarding the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2014		2013
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,474	$190	$1,364	$171
Service cost	--	1	--	1
Expected return on plan assets	(4,859)	--	(4,147)	--
Amortization of prior-service loss	--	(62)	--	(62)
Amortization of net actuarial loss	822	118	2,351	164

Net periodic (credit) expense	$(2,563)	$247	$(432)	$274

	For the Six Months Ended June 30,
	2014		2013
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$2,948	$380	$2,728	$342
Service cost	--	2	--	2
Expected return on plan assets	(9,718)	--	(8,294)	--
Amortization of prior-service loss	--	(124)	--	(124)
Amortization of net actuarial loss	1,644	236	4,702	328

Net periodic (credit) expense	$(5,126)	$494	$(864)	$548

The Company expects to contribute $1.5 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2014. The Company does not expect to make any contributions to its pension plan in 2014.

Note 10. Stock-Based Compensation

At June 30, 2014, the Company had a total of 14,471,653 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,329,498 shares of restricted stock in the six months ended June 30, 2014, with an average fair value of $16.82 per share on the date of grant and a vesting period of five years. The six-month amount includes 15,000 shares that were granted in the second quarter with an average fair value of $15.75 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $13.9 million and $11.0 million, respectively, in the six months ended June 30, 2014 and 2013, including $7.3 million and $5.4 million, respectively, in the three months ended at those dates.

A summary of activity with regard to restricted stock awards in the six months ended June 30, 2014 is presented in the following table:

	For the Six Months Ended June 30, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,043,642	$14.27
Granted	2,329,498	16.82
Vested	(1,295,631)	14.55
Cancelled	(57,700)	15.20

Unvested at end of period	6,019,809	15.19

As of June 30, 2014, unrecognized compensation cost relating to unvested restricted stock totaled $79.7 million. This amount will be recognized over a remaining weighted average period of 3.5 years.

In addition, the Company had the following stock option plans at June 30, 2014: the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2004 Synergy Financial Group Stock Option Plans (all plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the six months ended June 30, 2014, or the year ended December 31, 2013, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2014, there were 103,974 stock options outstanding. The number of shares available for future issuance under the Stock Option Plans was 11,453 at that date.

The status of the Stock Option Plans at June 30, 2014, and changes that occurred during the six months ended at that date, are summarized below:

	For the Six Months Ended June 30, 2014
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	126,821	$15.21
Granted	--	--
Exercised	(21,107)	12.69
Expired/forfeited	(1,740)	16.38

Stock options outstanding, end of period	103,974	15.70
Options exercisable, end of period	103,974	15.70

The intrinsic value of stock options outstanding and exercisable at June 30, 2014 was $146,000. The intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $63,000 and $60,000, respectively.

Note 11. Fair Value Measurements

GAAP sets forth a definition of fair value, establishes a consistent framework for measuring fair value, and requires disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. GAAP also clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$21,712	$--	$ --	$21,712
GSE CMOs	--	59,362	--	--	59,362
Private label CMOs	--	9,465	--	--	9,465

Total mortgage-related securities	$--	$90,539	$--	$ --	$90,539

Other Securities Available for Sale:
Municipal bonds	$--	$1,075	$--	$ --	$1,075
Capital trust notes	--	11,931	--	--	11,931
Preferred stock	95,105	27,679	--	--	122,784
Common stock	16,916	1,802	--	--	18,718

Total other securities	$112,021	$42,487	$--	$ --	$154,508

Total securities available for sale	$112,021	$133,026	$--	$ --	$245,047

Other Assets:
Loans held for sale	$--	$308,895	$--	$ --	$308,895
Mortgage servicing rights	--	--	228,815	--	228,815
Interest rate lock commitments	--	--	3,892	--	3,892
Derivative assets-other (2)	2,699	4,982	--	(4,324)	3,357
Liabilities:
Derivative liabilities	$(570)	$(5,154)	$--	$4,687	$(1,037)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.6 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$25,200	$--	$ --	$25,200
GSE CMOs	--	60,819	--	--	60,819
Private label CMOs	--	10,202	--	--	10,202

Total mortgage-related securities	$--	$96,221	$--	$ --	$96,221

Other Securities Available for Sale:
Municipal bonds	$--	$1,026	$--	$ --	$1,026
Capital trust notes	--	11,798	--	--	11,798
Preferred stock	89,942	26,297	--	--	116,239
Common stock	52,740	2,714	--	--	55,454

Total other securities	$142,682	$41,835	$--	$ --	$184,517

Total securities available for sale	$142,682	$138,056	$--	$ --	$280,738

Other Assets:
Loans held for sale	$--	$306,915	$--	$ --	$306,915
Mortgage servicing rights	--	--	241,018	--	241,018
Interest rate lock commitments	--	--	258	--	258
Derivative assets-other (1)	1,267	5,155	--	(4,848)	1,574
Liabilities:
Derivative liabilities	$(590)	$(7,422)	$--	$ 7,624	$(388)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.3 million to purchase Treasury options.

The Company reviews and updates the fair value hierarchy classifications for its assets on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs for a fair value measurement may result in a reclassification from one hierarchy level to another.

A description of the methods and significant assumptions utilized in estimating the fair values of available-for-sale securities follows.

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

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value, in accordance with ASC Topic 825, “Financial Instruments.” The fair value of loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value of these assets are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

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

The fair values of interest rate lock commitments (“IRLCs”) for residential mortgage loans that the Company intends to sell are based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected values of the MSRs, loan level price adjustment factors, and historical IRLC closing ratios. The closing ratio is computed by the Company’s mortgage banking operation and is periodically reviewed by management for reasonableness. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at a reporting date.

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at June 30, 2014. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	June 30, 2014			December 31, 2013
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$308,895	$298,154	$10,741	$306,915	$303,805	$3,110

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings.

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Loans held for sale	$5,267	$(24,437)	$6,934	$(14,765)
Mortgage servicing rights	(16,364)	19,038	(26,186)	15,766

Total (loss) gain	$(11,097)	$(5,399)	$(19,252)	$1,001

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the six months ended June 30, 2014 and 2013, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2014	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2014	Instruments Held at June 30, 2014
Mortgage servicing rights	$241,018	$(26,186)	$ --	$13,983	$ --	$ --	$228,815	$ (492)
Interest rate lock commitments	258	3,634	--	--	--	--	3,892	3,892

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2013	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2013	Instruments Held at June 30, 2013
Available-for-sale capital securities	$ 18,569	$ --	$1,324	$ --	$ --	$ --	$ 19,893	$ 1,324
Mortgage servicing rights	144,520	15,766	--	54,673	--	--	214,959	47,848
Interest rate lock commitments	21,446	(28,099)	--	--	--	--	(6,653)	(6,541)

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Level 3 during the six months ended June 30, 2014 or 2013. During the six months ended June 30, 2013, the Company transferred certain preferred stock to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the six months ended June 30, 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	$228,815	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	8.70%

			Weighted Average Discount Rate	10.00

Interest Rate Lock Commitments	3,892	Pricing Model	Weighted Average Closing Ratio	74.31

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$19,164	$19,164
Other assets (1)	--	22,893	--	22,893

Total	$--	$22,893	$19,164	$42,057

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$47,535	$47,535
Other assets (1)	--	19,810	--	19,810

Total	$--	$19,810	$47,535	$67,345

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2014 and December 31, 2013:

	June 30, 2014
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$668,950	$668,950	$668,950		$--		$--
Securities held to maturity	7,547,911	7,622,751	--		7,614,289		8,462
FHLB stock (1)	571,708	571,708	--		571,708		--
Loans, net	34,702,395	35,256,509	--		--		35,256,509
Financial Liabilities:
Deposits	$27,352,469	$27,373,609	$20,633,293	(2)	$6,740,316	(3)	$--
Borrowed funds	15,301,666	16,300,287	--		16,300,287		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2013
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$644,550	$644,550	$644,550		$--		$--
Securities held to maturity	7,670,282	7,445,244	--		7,438,091		7,153
FHLB stock (1)	561,390	561,390	--		561,390		--
Loans, net	32,727,507	32,628,361	--		--		32,628,361
Financial Liabilities:
Deposits	$25,660,992	$25,712,388	$18,728,896	(2)	$6,983,492	(3)	$--
Borrowed funds	15,105,002	16,058,931	--		16,058,931		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at June 30, 2014 and December 31, 2013.

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

The Company held derivatives with a notional amount of $2.2 billion at June 30, 2014. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2014:

	June 30, 2014
	Notional	Unrealized (1)
(in thousands)	Amount	Gain	Loss
Treasury options	$505,000	$141	$438
Eurodollar futures	145,000	--	132
Forward commitments to sell loans/mortgage-backed securities	610,000	26	5,126
Forward commitments to buy loans/mortgage-backed securities	545,000	4,956	28
Interest rate lock commitments	419,478	3,892	--

Total derivatives	$2,224,478	$9,015	$5,724

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Treasury options	$1,454	$(3,368)	$1,055	$(6,956)
Eurodollar futures	161	(11)	106	4
Forward commitments to buy/sell loans/mortgage-backed securities	3,038	21,905	6,533	30,884

Total gain	$4,653	$18,526	$7,694	$23,932

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

The following tables present the effect the master netting arrangements had on the presentation of the derivative assets in the Consolidated Statements of Financial Condition as of the dates indicated:

	June 30, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$11,573	$4,324	$7,249	$--	$--	$7,249

	December 31, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$6,680	$4,848	$1,832	$--	$--	$1,832

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

	June 30, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$5,724	$4,687	$1,037	$--	$--	$1,037

	December 31, 2013
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,012	$7,624	$388	$--	$--	$388

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

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, aggregates, sells, and services one-to-four family mortgage loans. Mortgage loan products consist primarily of agency-conforming fixed- and adjustable-rate loans and, to a lesser extent, jumbo hybrid loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses on the sale of such loans.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2014, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$280,008	$ 3,484	$283,492

Provision for loan losses	188	--	188

Non-interest income:
Third party(1)	36,578	16,015	52,593
Inter-segment	(3,771)	3,771	--

Total non-interest income	32,807	19,786	52,593

Non-interest expense(2)	133,929	13,907	147,836

Income before income tax expense	178,698	9,363	188,061
Income tax expense	65,879	3,494	69,373

Net income	$112,819	$ 5,869	$118,688

Identifiable segment assets (period-end)	$47,931,214	$673,558	$48,604,772

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2014, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$561,255	$6,387	$567,642

Recovery of loan losses	(14,442)	--	(14,442)

Non-interest income:
Third party(1)	58,462	31,366	89,828
Inter-segment	(7,550)	7,550	--

Total non-interest income	50,912	38,916	89,828

Non-interest expense(2)	264,754	29,407	294,161

Income before income tax expense	361,855	15,896	377,751
Income tax expense	137,888	5,921	143,809

Net income	$223,967	$9,975	$233,942

Identifiable segment assets (period-end)	$47,931,214	$673,558	$48,604,772

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2013, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$293,678	$6,206	$299,884

Provision for loan losses	9,618	--	9,618

Non-interest income:
Third party(1)	29,835	23,910	53,745
Inter-segment	(4,058)	4,058	--

Total non-interest income	25,777	27,968	53,745

Non-interest expense(2)	131,201	20,464	151,665

Income before income tax expense	178,636	13,710	192,346
Income tax expense	64,633	5,196	69,829

Net income	$114,003	$8,514	$122,517

Identifiable segment assets (period-end)	$43,127,156	$1,058,682	$44,185,838

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2013, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$561,741	$13,319	$575,060

Provision for loan losses	19,120	--	19,120

Non-interest income:
Third party(1)	78,557	50,739	129,296
Inter-segment	(8,217)	8,217	--

Total non-interest income	70,340	58,956	129,296

Non-interest expense(2)	266,127	41,634	307,761

Income before income tax expense	346,834	30,641	377,475
Income tax expense	124,667	11,616	136,283

Net income	$222,167	$19,025	$241,192

Identifiable segment assets (period-end)	$43,127,156	$1,058,682	$44,185,838

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in ASU No. 2014-11 require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The accounting changes in ASU No. 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as sales is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU No. 2014-11 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, “Revenue from Contracts with Customers,” and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2014-09 may have on the Company’s consolidated statement of condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. ASU No. 2014-01 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, with early adoption permitted; it should be applied retrospectively to all periods presented. The Company adopted ASU No. 2014-01 on January 1, 2014. ASU No. 2014-01 calls for additional disclosures that will enable the reader to understand the nature of the investment and the effect of its measurement and related tax credits on a company’s financial condition and results of operations. Please see Note 1, “Organization and Basis of Presentation,” for the presentation of such disclosures.

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

Reconciliations of our stockholders’ equity, tangible stockholders’ equity, and adjusted tangible stockholders’ equity; our total assets, tangible assets, and adjusted tangible assets; and the related capital measures at June 30, 2014 and December 31, 2013 follow:

	June 30, 2014	December 31, 2013
(dollars in thousands)
Stockholders’ Equity	$ 5,761,018	$ 5,735,662
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles, net	(11,835)	(16,240)

Tangible stockholders’ equity	$ 3,313,052	$ 3,283,291

Total Assets	$48,604,772	$46,688,287
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles, net	(11,835)	(16,240)

Tangible assets	$46,156,806	$44,235,916

Stockholders’ equity to total assets	11.85%	12.29%
Tangible stockholders’ equity to tangible assets	7.18%	7.42%

Tangible Stockholders’ Equity	$3,313,052	$3,283,291
Add back: Accumulated other comprehensive loss, net of tax	32,584	36,493

Adjusted tangible stockholders’ equity	$3,345,636	$3,319,784

Tangible Assets	$46,156,806	$44,235,916
Add back: Accumulated other comprehensive loss, net of tax	32,584	36,493

Adjusted tangible assets	$46,189,390	$44,272,409

Adjusted stockholders’ equity to adjusted tangible assets	7.24%	7.50%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 243 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 30 branches in Metro New York. With assets of $48.6 billion at June 30, 2014, we rank among the 20 largest U.S. bank holding companies and, with deposits of $27.4 billion at that date, we rank among its 25 largest depositories.

Both of our banks are New York State-chartered and both are subject to regulation by the FDIC, the Consumer Financial Protection Bureau, and the New York State Department of Financial Services. In addition, the holding company is subject to regulation by the Federal Reserve Board and to the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB”. As a bank holding company with assets of $10.0 billion to $50.0 billion, we are subject to heightened regulation under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

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

In January 2010, we added a fifth component to our business model: originating one-to-four family mortgage loans through NYCB Mortgage Company, LLC, our mortgage banking subsidiary, and selling the vast majority of those loans to government-sponsored enterprises (“GSEs”), servicing retained.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest. For example, the yield on our multi-family and commercial real estate (“CRE”) loans is typically tied to the five-year Constant Maturity Treasury rate (the “CMT”). In the second quarter of 2014, the average five-year CMT rose to 1.66% from 1.60% in the trailing quarter and from 0.91% in the year-earlier three months. The highs in the respective quarters were 1.80%, 1.77%, and 1.49% and the lows were 1.50%, 1.44%, and 0.65%, respectively.

In addition, residential mortgage interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines.

The impact of market interest rates on our multi-family and CRE lending is far less overt than the impact on our production of one-to-four family mortgage loans. For example, in the three and six months ended June 30, 2014, we originated multi-family loans of $2.1 billion and $4.1 billion, representing 73.5% and 71.3%, respectively, of the held-for-investment loans we produced during that time. Reflecting the volume of loans we produced, and the offsetting impact of repayments, our portfolio of multi-family loans grew 4.0% and 7.8%, respectively, from the balances at the end of March and December to $22.3 billion at June 30, 2014.

In addition, because the multi-family and CRE loans we produce generate prepayment penalty income when they refinance or prepay, the impact of such activity can be meaningful. In the second quarter of 2014, we recorded prepayment penalty income of $19.3 million, which contributed 19 basis points to the average yield on our interest-earning assets and 18 basis points to our net interest margin of 2.66%. While these contributions were comparable to those made in the trailing quarter, they were also significantly lower than the contributions made in the year-earlier three months. In the second quarter of 2013, our average yield and net interest margin benefited from a more robust level of prepayments, which more substantially tempered the impact of replenishing the balance sheet with lower-yielding loans and securities.

In the absence of any real increase in the five-year CMT, and in view of the pressure on spreads created by competition for loans in our primary market, our net interest margin declined in the three months ended June 30, 2014.

Also less overt, but nonetheless impacting our operations, has been the significant increase in regulation and supervision required under the Dodd-Frank Act, which was designed to reduce the risk of another economic crisis of the magnitude the nation experienced in 2008. Accordingly, we have allocated significant resources to enhancing our enterprise risk management program and capital planning, including through the process of stress testing our financial results.

Notwithstanding the impact of compliance-related expenses, we continue to operate efficiently. In the three months ended June 30, 2014, operating expenses totaled $145.8 million, representing 1.22% of average assets and contributing to an efficiency ratio of 43.37%.

Because of our unique lending niche and our conservative underwriting standards, the losses on loans we experienced during and since the 2008 economic crisis have been well below the averages for our industry peers. At the end of June, our asset quality measures included a 0.32% ratio of non-performing non-covered assets to total non-covered assets, and a 0.25% ratio of non-performing non-covered loans to total non-covered loans. Furthermore, loans 30 to 89 days past due declined to $4.0 million at the end of the current second quarter, contributing to a 26.1% decline in total delinquencies over the three-month period. We also recorded net recoveries of $112,000 in the second quarter of this year.

Reflecting our asset quality and the adequacy of our allowance for non-covered loan losses, no provision for such losses was recorded in the current second quarter and, our allowance for non-covered loan losses represented 177.41% of non-performing non-covered loans at quarter-end.

While the markets we serve have experienced economic improvement, the pace of that improvement has been uneven, as the economic indicators presented below suggest.

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended June 30, 2014, December 31, 2013, and June 30, 2013. While unemployment declined year-over-year in each of these markets, the six-month comparison reflects some inconsistency:

	For the Month Ended
	June 30, 2014	December 31, 2013	June 30, 2013
Unemployment rate:
United States	6.1%	6.7%	7.6%
New York City	7.7	7.5	8.9
Arizona	7.5	7.3	8.5
Florida	6.2	5.9	7.4
New Jersey	6.4	6.7	9.0
New York	6.5	6.6	7.6
Ohio	5.9	6.6	7.5

(Source: U.S. Department of Labor)

Yet another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table shows the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	June 2014	December 2013	June 2013
Change in prices:	2.1%	1.5%	1.8%

The unevenness of the recovery is also reflected in the S&P/Case-Shiller Home Price Index for the twelve months ended May 2014, December 2013, and June 2013. Home prices rose 9.3% across the U.S. in the twelve months ended May 2014, as compared to 13.4% and 12.1%, respectively, for the twelve months ended December 2013 and June 2013. Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 406,000 in June 2014, according to estimates set forth in a U.S. Commerce Department report issued on July 24, 2014. The June 2014 rate was 1.9% lower than the rate reported in December 2013 and 11.5% below the rate reported in June 2013.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York and New Jersey, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 88.4% of our multi-family loans and 95.9% of our CRE loans are secured by properties in New York and New Jersey, with Manhattan accounting for 34.7% and 53.9% of our multi-family and CRE loans, respectively. As reflected in the following table, rental vacancy rates have improved in these markets over the indicated periods:

	For the Three Months Ended
	June 30, 2014	December 31, 2013	June 30, 2013
Residential rental vacancy rates:
New Jersey	5.2%	7.4%	8.1%
New York	5.1	5.8	6.3
Manhattan office vacancy rate:	10.6	11.1	12.1

Notwithstanding the inconsistency in economic indices in the current second quarter, the Consumer Confidence Index® moved up to 86.4 in June 2014 from 77.5 in December and from 81.4 in June 2013. The June 2014 reading was the second highest for the Consumer Confidence Index since January 2008. An index level of 90 or more is considered indicative of a strong economy.

Against this backdrop, we generated earnings of $118.7 million, or $0.27 per diluted share, in the current second quarter, as compared to $115.3 million, or $0.26 per diluted share, in the trailing quarter and to $122.5 million, or $0.28 per diluted share, in the year-earlier three months. A detailed discussion and analysis of our performance in the three and six months ended June 30, 2014 follows.

Recent Events

On July 22, 2014, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 20, 2014 to shareholders of record at the close of business on August 8, 2014.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses; the valuation of mortgage servicing rights; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance for deferred tax assets.

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

In 2014, we changed the historical loss period we use to determine the allowance for loan losses on non-covered loans to a rolling 16-quarter look-back period, as we believe this to be a more appropriate reflection of the Company’s historical loss experience. This change has not had a significant effect on the allowance for losses on non-covered loans, nor is it expected to do so.

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

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, we periodically perform an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, during the loss share recovery period, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. During the loss share recovery period, a related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the applicable loss sharing agreement percentage.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the six months ended June 30, 2014.

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

Balance Sheet Summary

Total assets grew $1.9 billion, or 4.1%, from the balance at the end of December to $48.6 billion at June 30, 2014. The increase was the net effect of a $2.0 billion rise in total loans, net to $34.7 billion, and a $158.1 million decline in total securities to $7.8 billion. Loans, net represented 71.4% of total assets at the end of the second quarter and securities represented 16.0%.

The six-month increase in total assets and loans was largely funded by a $1.7 billion, or 6.6%, rise in total deposits to $27.4 billion and, to a lesser extent, by a $196.6 million increase in wholesale borrowings to $14.9 billion from the balance at year-end. At June 30, 2014 and December 31, 2013, deposits represented 56.3% and 55.0% of total assets, while wholesale borrowings represented 30.7% and 31.6% of total assets, respectively.

Stockholders’ equity rose $25.4 million in the first six months of this year to $5.8 billion, representing 11.85% of total assets and a book value of $13.01 per share at June 30, 2014. Tangible stockholders’ equity rose $29.8 million during this time, to $3.3 billion, representing 7.18% of tangible assets and a tangible book value of $7.48 per share. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity; total assets and tangible assets; and the related capital measures that appear earlier in this report.)

Loans

At June 30, 2014, loans, net represented $34.7 billion, or 71.4%, of total assets, a $2.0 billion increase from the balance at December 31, 2013. Included in the June 30th amount were covered loans of $2.6 billion; non-covered loans held for investment of $32.0 billion; and non-covered loans held for sale of $308.9 million, as more fully described below.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At June 30, 2014, covered loans represented $2.6 billion, or 7.4%, of the total loan balance, a $192.0 million reduction from the balance at December 31, 2013. The reduction was primarily due to repayments.

One-to-four family loans represented $2.4 billion of total covered loans at the end of the second quarter, with all other loan types (primarily consisting of home equity lines of credit, or “HELOCs”) representing $231.1 million, combined.

Covered one-to-four family loans include both fixed and adjustable rate loans. At June 30, 2014, $1.8 billion, or 71.0%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.35%. The remainder of the covered loan portfolio consisted of fixed rate loans at that date. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at June 30, 2014:

(in thousands)
California	$ 449,149
Florida	447,031
Arizona	206,941
Ohio	166,594
Massachusetts	122,739
Michigan	117,997
Illinois	91,715
New York	90,355
Maryland	68,703
New Jersey	60,686
Nevada	60,379
Minnesota	57,456
Colorado	56,303
All other states	600,611

Total covered loans	$2,596,659

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $32.0 billion at the end of the second quarter, reflecting a $2.1 billion, or 7.2%, increase from the balance at December 31, 2013. The June 30th balance represented 65.8% of total assets and 91.7% of total loans outstanding at that date. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, acquired in business combinations prior to 2009.

In the first six months of 2014, originations of held-for-investment loans totaled $5.7 billion, exceeding the year-earlier six-month volume by $1.0 billion, or 21.5%. Included in the current six-month amount were second quarter originations of $2.9 million, reflecting a linked-quarter increase of $53.0 million and a $424.2 million increase year-over-year.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $4.1 billion, or 71.3%, of the loans we produced in the first six months of this year for investment, exceeding the year-earlier six-month volume by $1.1 billion, or 37.7%. Included in the current-six month amount were second quarter originations of $2.1 billion, reflecting a linked-quarter increase of $165.0 million and a year-over-year increase of $713.9 million.

At June 30, 2014, the balance of multi-family loans represented $22.3 billion, or 69.8%, of total non-covered loans held for investment, a $1.6 billion increase from the balance at December 31, 2013. The average multi-family loan had a principal balance of $4.8 million at the end of the second quarter, as compared to $4.5 million at year-end.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At June 30, 2014 and December 31, 2013, the expected weighted average life of the portfolio was 2.8 years and 2.9 years, respectively.

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

At June 30, 2014, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 76.1% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. Of the loans secured by buildings outside New York City, other counties in the State of New York were home to 5.1%, while New Jersey and Pennsylvania accounted for 7.2% and 5.3%, respectively. The remaining 6.3% of multi-family loans were secured by buildings outside these markets, including the three other states (i.e., Ohio, Florida, and Arizona) served by our retail branch offices.

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

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property (i.e., the LTV). The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to typically requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

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

Commercial Real Estate Loans

In the first six months of 2014, CRE loans represented $809.1 million, or 14.2%, of loans originated for investment, down $247.6 million from the volume produced in the first six months of 2013. Included in the current six-month amount were second quarter originations of $336.4 million, a $136.2 million decrease from the trailing-quarter volume and a $333.8 million decrease year-over-year.

Notwithstanding the decline in CRE loan production, the balance of CRE loans rose $255.5 million from the balance at the end of December to $7.6 billion at the end of June. The latter amount represented 23.8% of total loans held for investment, as compared to 24.7% at December 31st. At June 30, 2014 and December 31, 2013, the average CRE loan had a principal balance of $4.9 million and $4.7 million, respectively.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2014, 73.5% of our CRE loans were secured by properties in New York City—primarily in Manhattan—while properties on Long Island accounted for 13.2%. Other counties in the State of New York were home to 2.7% of CRE loans outstanding, while New Jersey and Pennsylvania accounted for 6.5% and 1.5%, respectively. Properties outside New York, New Jersey, and Pennsylvania accounted for 2.6% of outstanding CRE loans.

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

Prepayment penalties apply to our CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the expected weighted average life of the CRE portfolio was 3.3 years at both June 30, 2014 and December 31, 2013.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and typically requires a minimum DSCR of 130% and a maximum LTV of 65%. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases.

One-to-Four Family Loans

We originate agency-conforming one-to-four family loans through our mortgage banking subsidiary and, for some states, directly through the Community Bank. The vast majority of the one-to-four family loans we produce are aggregated for sale with others produced by our mortgage banking clients throughout the nation. These loans are generally sold, servicing retained, to GSEs. (For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this discussion and analysis.)

For many years, the vast majority of our one-to-four family loans held for investment were loans we had acquired in our merger transactions prior to 2009. However, in 2012, we began to capitalize on our proprietary mortgage banking platform to originate one-to-four family loans for our own portfolio. Initially, the one-to-four family loans we produced for investment were all hybrid jumbo credits. In 2013, we began to retain some agency-conforming one-to-four family hybrid loans and select jumbo fixed rate loans. As a result, one-to-four family loans held for investment represented $690.0 million, or 2.2%, of total loans held for investment at the end of the second quarter, exceeding the December 31st balance by $129.2 million.

Acquisition, Development, and Construction Loans

ADC loans represented $343.6 million, or 1.1%, of total loans held for investment at the end of the second quarter, comparable to the balance at December 31st. In the six months ended June 30, 2014, we originated ADC loans of $72.5 million, down $9.9 million from the volume produced in the year-earlier six-month period. Included in the current six-month amount were second quarter originations of $16.5 million, as compared to $55.9 million and $49.0 million, respectively, in the trailing and year-earlier three months.

At June 30, 2014, 72.0% of the loans in our ADC portfolio were for land acquisition and development; the remaining 28.0% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Loan terms vary based upon the scope of the construction, and generally range from 18 to 24 months; they also feature a floating rate of interest tied to prime, with a floor. In addition, 79.6% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the six months ended June 30, 2014 and 2013, we recovered losses against guarantees of $80,000 and $729,000, respectively; included in the current six-month total were second quarter recoveries against guarantees of $40,000.

The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At June 30, 2014, 0.68% of the loans in our ADC loan portfolio were non-performing, as compared to 0.75% at December 31, 2013.

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

Other Loans

In the first six months of 2014, we originated other loans held for investment of $579.1 million, as compared to $398.1 million in the first six months of 2013. Included in the current six-month amount were second-quarter originations of $321.5 million, exceeding the trailing-quarter and year-earlier volumes by $64.0 million and $82.3 million, respectively. Largely reflecting the increase in production, the balance of other loans rose to $1.0 billion at the end of the second quarter from $852.7 million at December 31st. The respective amounts represented 3.1% and 2.9% of total loans held for investment, and included C&I loans of $966.9 million and $813.7 million, respectively.

C&I loans accounted for $575.9 million and $394.8 million of other loans we originated in the first six months of 2014 and 2013, respectively. Included in the current six-month amount were second quarter originations of $319.9 million, exceeding the trailing-quarter volume by $63.9 million and the year-earlier volume by $82.5 million. The increase in C&I originations from the year-earlier level was largely attributable to the establishment of NYCB Specialty Finance Company, LLC, in the second quarter of last year.

Located in Foxboro, Massachusetts, the subsidiary is staffed by a group of industry veterans with expertise in originating and underwriting senior secured debt. The subsidiary generally participates in syndicated loans and leases that are generated by our experienced staff, which has cultivated long-term relationships with a select group of nationally recognized financial institutions. Such loans and leases are generally made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. The loans we fund fall into three distinct categories (asset-based lending, dealer floor plan lending, and equipment loan and lease financing) and each of our credits is secured with a perfected first security interest in the underlying collateral and structured as senior debt.

The pricing of our asset-based and dealer floor plan loans are at floating rates tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over Treasuries. At June 30, 2014 and December 31, 2013, specialty finance loans and leases represented $322.2 million and $172.7 million of total C&I loans outstanding, including equipment leases of $106.0 million and $101.4 million, respectively. In addition, originations of specialty finance loans and leases totaled $294.2 million in the current six-month period, including $189.2 million in the second quarter of this year.

The other C&I loans we produce are primarily made to small, mid-size, and upper middle-market businesses in the five boroughs of New York City, as well as Long Island and New Jersey. At the end of June, other C&I loans represented $644.7 million of total C&I loans held for investment, and $281.7 million of total C&I loan originations in the first six months of this year.

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

The remainder of the “other” loan portfolio consists primarily of home equity loans and lines of credit, as well as consumer loans, most of which were originated by our pre-2009 merger partners prior to their joining the Company. We currently do not offer home equity loans or lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies and procedures approved by the Mortgage Committee, the Credit Committee, and the respective Boards of Directors.

In accordance with the Banks’ policies, all loans are reviewed by the Mortgage Committee or the Credit Committee, as applicable, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At June 30, 2014, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at that date. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of the date of this report, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2014:

	At June 30, 2014
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$ 7,732,955	34.66%	$ 4,108,892	53.92%
Brooklyn	4,024,159	18.04	599,548	7.87
Bronx	2,576,076	11.54	196,357	2.58
Queens	2,576,661	11.55	656,082	8.61
Staten Island	64,848	0.29	41,804	0.55

Total New York City	$16,974,699	76.08%	$5,602,683	73.53%

Long Island	457,597	2.05	1,004,491	13.18
Other New York State	689,519	3.09	204,705	2.69
New Jersey	1,600,877	7.18	498,101	6.54
Pennsylvania	1,175,225	5.27	114,491	1.50
All other states	1,412,595	6.33	195,280	2.56

Total	$22,310,512	100.00%	$7,619,751	100.00%

In addition, the largest concentrations of one-to-four family loans and ADC loans in our portfolio of loans held for investment were located in California and New York City, and totaled $342.5 million and $273.4 million, respectively, at the end of June. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

Although one-to-four family loans represented only 2.2% of total loans held for investment at the end of the current second quarter, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking business serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans throughout the United States.

With refinancing activity largely constrained by higher interest rates in the residential real estate market, originations of one-to-four family loans held for sale totaled $1.3 billion in the current six-month period, as compared to $4.4 billion in the year-earlier six-months. Included in the current six-month amount were second quarter originations of $743.3 million, as compared to $543.8 million and $2.1 billion, respectively, in the trailing and year-earlier three months. Reflecting the decline in residential mortgage lending, the outstanding balance of loans held for sale was $308.9 million at the end of the second quarter and $306.9 million at December 31st.

The vast majority of the held-for-sale loans we produce are agency-conforming loans sold to GSEs. To a much lesser extent, we utilize our mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Of the loans we originated for sale in the first six months of this year, all but $49.6 million, or 3.9%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

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

In addition, all trusted source third-party vendors are directly connected to the Gemstone system via secure electronic data interfaces. Within the Gemstone system, these trusted sources provide key risk and control services throughout the origination process, including ordering and receipt of credit report information, tax returns, independent collateral appraisals, private mortgage insurance certificates, automated underwriting and program eligibility determinations, flood insurance determination, fraud detection applications, local/state/federal regulatory compliance reviews, predatory or “high cost” loan reviews, and legal document preparation services. Our employees augment the automated system controls by performing audits during the process, which include the final underwriting of the loan file (the credit decision), and various other pre-funding and post-funding quality control reviews.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At June 30, 2014 and 2013, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.4 million and $8.8 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$8,460	$8,862	$8,460	$8,272
Losses charged to the reserve	(75)	(37)	(75)	(37)
Provision for estimated future losses based on:
Loan sales	--	--	--	590
Change in estimates	--	--	--	--

Balance, end of period	$8,385	$8,825	$8,385	$8,825

Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. However, we believe that the amount and range of reasonably possible losses in excess of our reserve would not be material to our operations or to our financial condition or results of operations.

GSE Repurchase and Indemnification Requests Outstanding

The following table sets forth our GSE indemnification and repurchase requests outstanding during the periods indicated:

	For the Three Months Ended June 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	17	$3,823	16	$3,549
New repurchase requests (2)	20	4,585	18	4,476
Successful rebuttal/rescission	(13)	(2,170)	(16)	(2,952)
Indemnifications (3)	--	--	(1)	(184)
Loan repurchases	(4)	(1,352)	(1)	(340)

Balance, end of period (4)	20	$4,886	16	$4,549

	For the Six Months Ended June 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	18	$4,057	20	$5,073
New repurchase requests (2)	38	8,889	47	10,946
Successful rebuttal/rescission	(26)	(5,480)	(45)	(10,305)
Indemnifications (3)	--	--	(2)	(324)
Loan repurchases	(10)	(2,580)	(4)	(841)

Balance, end of period (4)	20	$4,886	16	$4,549

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the twenty period-end requests as of June 30, 2014, nineteen were from Fannie Mae and one was from Freddie Mac. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in the Company having an obligation to repurchase a loan.

Indemnified and Repurchased Loans Outstanding

The following table sets forth the activity of our indemnified and repurchased loans outstanding during the periods indicated:

	For the Three Months Ended June 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount
Balance, beginning of period	34	$8,254	15	$2,799
Indemnifications	--	--	1	184
Repurchases	4	1,352	1	340
Principal payoffs	(2)	(853)	(1)	(2)
Principal payments	--	(141)	--	(17)
Modifications/other	--	--	--	79

Balance, end of period (1)	36	$8,612	16	$3,383

	For the Six Months Ended June 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount
Balance, beginning of period	29	$7,143	12	$2,286
Indemnifications	--	--	2	324
Repurchases	10	2,580	4	841
Principal payoffs	(3)	(915)	(2)	(108)
Principal payments	--	(196)	--	(39)
Modifications/other	--	--	--	79

Balance, end of period (1)	36	$8,612	16	$3,383

(1)	Of the thirty-six period-end loans, twenty-three loans, with an aggregate balance of $5.0 million, were repurchased and are now held for investment. The other thirteen loans, with an aggregate balance of $3.6 million, were indemnified and are all performing as of the date of this report.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At June 30, 2014, we had outstanding loan commitments of $2.7 billion, a $319.6 million increase from the balance at March 31st. Commitments to originate loans held for investment represented $2.3 billion of the June 30th total, and commitments to originate loans held for sale represented the remaining $419.6 million. At March 31, 2014, the respective commitments were $2.1 billion and $312.2 million, respectively.

Multi-family and CRE loans together represented $1.2 billion of held-for-investment loan commitments at the end of the second quarter, while one-to-four family, ADC, and other loans represented $474.8 million, $289.6 million, and $761.8 million, respectively. Included in the latter amount were C&I loan commitments of $706.1 million, including commitments to originate $277.0 million of specialty finance loans and leases.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $182.2 million at June 30, 2014, as compared to $213.7 million at December 31, 2013.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The quality of our assets was enhanced in the second quarter by reductions in the balances of non-performing non-covered loans and assets, as well as in the balance of loans 30 to 89 days past due. We also recorded net recoveries, rather than net charge-offs, in the three months ended June 30, 2014.

To begin, the balance of non-performing non-covered assets declined $38.2 million from the end of March and $29.1 million from the end of December to $145.8 million at June 30, 2014. Non-performing non-covered assets thus represented 0.32% of total non-covered assets at the end of the second quarter, an improvement from 0.41% and 0.40%, respectively, at the earlier period-ends.

While OREO declined $3.5 million and $4.2 million in the three and six months ended June 30, 2014, respectively, the decline in non-performing non-covered assets was primarily due to a reduction in the balance of non-performing non-covered loans. Non-performing non-covered loans fell $34.8 million and $24.9 million, respectively, over the three and six months ended June 30, 2014, to $78.6 million at that date. The ratio of non-performing non-covered loans to total non-covered loans thus improved to 0.25% at the end of the second quarter from 0.37% and 0.35%, respectively, at the earlier period-ends.

The declines in non-performing assets and loans were primarily due to a group of non-performing multi-family loans to a single borrower, in the amount of $32.2 million, that transitioned to OREO and were subsequently sold in the second quarter of this year.

The following table sets forth the changes in non-performing loans over the six months ended June 30, 2014:

(in thousands)
Balance at December 31, 2013	$103,537
New non-accrual	39,367
Charge-offs	(1,969)
Transferred to other real estate owned	(36,227)
Loan payoffs, including dispositions and principal pay-downs	(23,159)
Restored to performing status	(2,935)

Balance at June 30, 2014	$78,614

In addition, the balance of loans 30 to 89 days past due declined significantly, to $4.0 million, from $18.6 million at the end of the trailing quarter and from $37.1 million at December 31st. As a result, total delinquencies amounted to $149.8 million at the end of the second quarter, reflecting three- and six-month improvements of $52.8 million and $62.2 million, or 26.1% and 29.3%, respectively.

The three-month decline in loans 30 to 89 days past due was largely attributable to an $11.0 million reduction in CRE loans to $878,000, while the six-month decline was primarily attributable to a $32.6 million reduction in multi-family loans to $1.1 million. The latter decline reflected the disposition of two multi-family loans totaling $30.9 million in the first quarter of this year. One-to-four family loans 30 to 89 days past due accounted for $1.6 million of the second quarter-end balance, while other loans accounted for the remaining modest amount. Notably, there were no ADC loans 30 to 89 days past due at June 30, 2014, March 31, 2014, or December 31, 2013.

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2014 and December 31, 2013, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan is 90 days or more past due, and if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan. We do not analyze current LTVs on a portfolio-wide basis.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval, with a member of the Mortgage or Credit Committee participating in inspections on multi-family loans to be originated in excess of $7.5 million, and a member of the Mortgage or Credit Committee participating in inspections on CRE loans to be originated in excess of $4.0 million. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers and staff, perform appraisals on collateral properties. In many cases, a second independent appraisal review is performed.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2014. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

Our specialty finance subsidiary participates in asset-based loans, dealer floor-plan loans, and equipment loans and leases that are generally syndicated, and are generated by our experienced officers, who have cultivated long-term relationships with a select group of nationally recognized financial institutions. The majority of the loans and leases we produce are made to large corporate obligors, the majority of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded net recoveries of $112,000 in the current second quarter, and net charge-offs of $2.6 million and $4.7 million, respectively, in the trailing and year-earlier three months. As a result, net recoveries represented (0.00)% of average loans in the current second quarter, while net charge-offs represented 0.01% of average loans in each of the earlier periods.

Other loans, multi-family loans, and, to a much lesser extent, ADC loans were responsible for the net recoveries we recorded in the current second quarter, and amounted to $916,000, $557,000, and $3,000, respectively. These amounts were largely tempered by net charge-offs of $1.3 million and $113,000, respectively, on CRE and one-to-four family loans.

In the six months ended June 30, 2014, we recorded net charge-offs of $2.5 million, in contrast to $10.3 million in the year-earlier six months. Most of the improvement occurred in the portfolios of multi-family, ADC, and other loans.

Reflecting the modest level of net charge-offs recorded in the first six months of this year, and the absence of any provisions, the allowance for losses on non-covered loans declined $2.5 million from the December 31st balance to $139.5 million, representing 0.44% of total non-covered loans and 177.41% of non-performing non-covered loans, at the end of June. Based upon all relevant and available information as of June 30, 2014, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, at June 30, 2014, one-to-four family loans, ADC loans, and other loans represented 2.2%, 1.1%, and 3.1%, respectively, of total non-covered loans held for investment, and 2.0%, 1.2%, and 2.9% at December 31, 2013. Furthermore, 1.3%, 0.68%, and 0.64% of one-to-four family loans, ADC loans, and other loans, respectively, were non-performing loans at June 30, 2014.

The following tables present the number and amount of non-performing CRE and multi-family loans by originating bank at June 30, 2014 and December 31, 2013:

As of June 30, 2014 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	17	$33,368	25	$20,088
New York Commercial Bank	1	300	3	6,966

Total for New York Community Bancorp	18	$33,668	28	$27,054

As of December 31, 2013 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	21	$58,093	23	$15,898
New York Commercial Bank	1	302	5	8,652

Total for New York Community Bancorp	22	$58,395	28	$24,550

The following table presents information about our five largest non-performing loans at June 30, 2014, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	Multi-Family	CRE	Multi-Family	CRE
Origination Date	1/5/2006	5/23/2011(1)	12/1/2010 (2)	6/14/2007	9/12/2005
Origination Balance	$12,640,000	$50,708,107	$6,121,180	$4,320,000	$4,300,000
Full Commitment Balance	$12,640,000	$50,708,107	$6,121,180	$4,320,000	$4,300,000
Balance at June 30, 2014	$10,593,021	$9,280,711	$6,067,952	$3,933,041	$2,860,688
Associated Allowance	None	None	None	None	None
Non-Accrual Date	March 2014	May 2013	December 2010	December 2012	September 2013
Origination LTV	79%	85%	78%	80%	73%
Current LTV	93%	66%	67%	86%	55%
Last Appraisal	March 2014	January 2014	September 2013	October 2013	November 2013

(1)	Loan No. 2 consists of various loans with origination dates extending as far back as 2006 that were restructured into a non-accrual TDR on May 23, 2011.
(2)	Loan No. 3 includes three loans: one with an origination date of September 20, 2000 and two with an origination date of September 10, 2003. These loans were restructured into a non-accrual TDR on December 1, 2010.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -40 for each.

No. 1 - The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex containing 314 residential units and four retail stores in Atlantic City, New Jersey.

No. 2 - The borrower is an owner of real estate and is based in Connecticut. In the second quarter of 2014, the Company completed foreclosures on 30 of the 32 collateral properties, thereby reducing the balance at June 30, 2014 to the level reflected in the table. This loan is collateralized by two multi-family complexes with 217 residential units in Hartford, Connecticut.

No. 3 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 114,000-square foot commercial building in Plainview, New York.

No. 4 - The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by a multi-family building containing 71 residential units in New Haven, Connecticut.

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

At June 30, 2014, loans modified as TDRs totaled $49.6 million, including accruing loans of $13.1 million and non-accrual loans of $36.5 million. Loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $43.6 million; loans in connection with which forbearance agreements were reached totaled $6.0 million. At December 31, 2013, the balance of loans modified as TDRs was $80.3 million, including accruing loans and non-accrual loans of $13.4 million and $66.9 million, respectively.

Based on the number of loans performing in accordance with their revised terms, our success rate for both restructured multi-family and CRE loans was 92% at the end of the second quarter; in addition, our success rate was 100% for all other loan types at quarter-end.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of June 30, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,001	$18,093	$28,094
Commercial real estate	2,156	16,295	18,451
One-to-four family	--	--	--
Acquisition, development, and construction	--	935	935
Commercial and industrial	956	1,210	2,166

Total	$13,113	$36,533	$49,646

The following table presents information regarding our TDRs as of December 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,083	$50,548	$60,631
Commercial real estate	2,198	15,626	17,824
One-to-four family	--	--	--
Acquisition, development, and construction	--	--	--
Commercial and industrial	1,129	758	1,887

Total	$13,410	$66,932	$80,342

The following table sets forth the changes in TDRs over the six months ended June 30, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2013	$13,410	$66,932	$80,342
New TDRs	--	4,347	4,347
Charge-offs	--	(334)	(334)
Transferred from accruing to non-accrual	--	--	--
Transferred to other real estate owned	--	(32,194)	(32,194)
Loan payoffs, including dispositions and principal pay-downs	(297)	(2,218)	(2,515)

Balance at June 30, 2014	$13,113	$36,533	$49,646

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2014, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at June 30, 2014 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at June 30, 2014 and December 31, 2013. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Six Months Ended June 30, 2014	At or For the Twelve Months Ended December 31, 2013
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$141,946	$140,948
Provision for losses on non-covered loans	--	18,000
Charge-offs:
Multi-family	(756)	(12,922)
Commercial real estate	(1,441)	(3,489)
One-to-four family	(147)	(351)
Acquisition, development, and construction	--	(1,503)
Other loans	(5,044)	(7,092)

Total charge-offs	(7,388)	(25,357)
Recoveries	4,915	8,355

Net charge-offs	(2,473)	(17,002)

Balance at end of period	$139,473	$141,946

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$ 33,668	$ 58,395
Commercial real estate	27,054	24,550
One-to-four family	9,189	10,937
Acquisition, development, and construction	2,328	2,571

Total non-accrual non-covered mortgage loans	72,239	96,453
Other non-accrual non-covered loans	6,375	7,084

Total non-performing non-covered loans (1)	$ 78,614	$103,537
Non-covered other real estate owned (2)	67,186	71,392

Total non-performing non-covered assets	$145,800	$174,929

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.25%	0.35%
Non-performing non-covered assets to total non-covered assets	0.32	0.40
Allowance for losses on non-covered loans to non-performing non-covered loans	177.41	135.10
Allowance for losses on non-covered loans to total non-covered loans	0.44	0.48
Net charge-offs during the period to average loans outstanding during the period (3)	0.01(4)	0.05

Loans 30-89 Days Past Due:
Multi-family	$1,082	$33,678
Commercial real estate	878	1,854
One-to-four family	1,641	1,076
Acquisition, development, and construction	--	--
Other loans	425	481

Total loans 30-89 days past due (5)	$4,026	$37,089

(1)	The June 30, 2014 and December 31, 2013 amounts exclude loans 90 days or more past due of $174.0 million and $211.5 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The June 30, 2014 and December 31, 2013 amounts exclude OREO of $35.4 million and $37.5 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	Presented on a non-annualized basis.
(5)	The June 30, 2014 and December 31, 2013 amounts exclude loans 30 to 89 days past due of $48.8 million and $57.9 million, respectively, that are covered by FDIC loss sharing agreements.

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

In the six months ended June 30, 2014, we recorded FDIC indemnification expense of $11.6 million in “Non-interest income” in connection with the recovery of $14.4 million from the allowance for losses on covered loans. The recovery was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would increase due to an improvement in credit quality. Conversely, in the six months ended June 30, 2013, we recorded FDIC indemnification income of $7.3 million in “Non-interest income” in connection with a $9.1 million provision for losses on covered loans. The provision was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would decline due to a decrease in credit quality.

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

The loss share receivables also may increase due to accretion, or decrease due to amortization. In the six months ended June 30, 2014, we recorded net amortization of $17.6 million; in the year-earlier six-month period, we recorded net amortization of $7.7 million. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the six months ended June 30, 2014, we received FDIC reimbursements of $22.5 million, as compared to $34.3 million in the six months ended June 30, 2013.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans 30 to 89 past due at June 30, 2014 and December 31, 2013, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Six Months Ended June 30, 2014	At or For the Twelve Months Ended December 31, 2013
Covered Loans 90 Days or More Past Due:
Multi-family	$ --	$ --
Commercial real estate	2,609	1,607
One-to-four family	164,266	201,425
Acquisition, development, and construction	958	1,029
Other	6,159	7,424

Total covered loans 90 days or more past due	$173,992	$211,485
Covered other real estate owned	35,410	37,477

Total non-performing covered assets	$209,402	$248,962

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$ 33,668	$ 58,395
Commercial real estate	29,663	26,157
One-to-four family	173,455	212,362
Acquisition, development, and construction	3,286	3,600
Other non-performing loans	12,534	14,508

Total non-performing loans	$252,606	$315,022
Other real estate owned	102,596	108,869

Total non-performing assets (including covered assets)	$355,202	$423,891

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	0.73%	0.97%
Total non-performing assets to total assets	0.73	0.91
Allowance for loan losses to total non-performing loans	74.86	65.40
Allowance for loan losses to total loans	0.55	0.63

Covered Loans 30-89 Days Past Due:
Multi-family	$ --	$ --
Commercial real estate	--	--
One-to-four family	44,834	52,250
Acquisition, development, and construction	--	--
Other loans	3,999	5,679

Total covered loans 30-89 days past due	$48,833	$57,929

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$ 1,082	$33,678
Commercial real estate	878	1,854
One-to-four family	46,475	53,326
Acquisition, development, and construction	--	--
Other loans	4,424	6,160

Total loans 30-89 days past due (including covered loans)	$52,859	$95,018

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at June 30, 2014:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
Florida	$—	$52,724	$52,724
New Jersey	35,399	15,279	50,678
New York	25,766	15,879	41,645
Connecticut	17,298	3,391	20,689
California	—	13,140	13,140
Massachusetts	—	9,233	9,233
Ohio	—	9,185	9,185
Arizona	—	8,931	8,931
All other states	151	46,230	46,381

Total non-performing loans	$78,614	$173,992	$252,606

Securities

At June 30, 2014, securities represented $7.8 billion, or 16.0%, of total assets, as compared to $8.0 billion, or 17.0%, at December 31, 2013.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At June 30, 2014 and December 31, 2013, GSE obligations represented 95.8% and 95.5%, respectively, of total securities. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, corporate equities, municipal obligations, and a private label CMO. None of our securities investments are backed by subprime or Alt-A loans.

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

Held-to-maturity securities represented $7.5 billion, or 96.9%, of total securities at the end of the second quarter, as compared to $7.7 billion, or 96.5%, at the end of last year. At June 30, 2014, the fair value of securities held to maturity represented 101.0% of their carrying value, as compared to 97.1% at December 31, 2013. Mortgage-related securities accounted for $4.3 billion and $4.4 billion, respectively, of securities held to maturity at June 30, 2014 and December 31, 2013, while other securities accounted for $3.2 billion and $3.3 billion at the corresponding dates. Included in the respective balances were GSE obligations of $7.4 billion and $7.5 billion; capital trust notes of $75.5 million and $75.7 million; and corporate bonds of $73.1 million and $72.9 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 7.6 years and 8.2 years at the respective period-ends.

At June 30, 2014, available-for-sale securities represented $245.0 million, or 3.1%, of total securities, down from $280.7 million, or 3.5%, at December 31, 2013. Included in the respective period-end amounts were mortgage-related securities of $90.5 million and $96.2 million, and other securities of $154.5 million and $184.5 million. The estimated weighted average life of the available-for-sale securities portfolio was 7.5 years at the close of the second quarter, as compared to 7.3 years at December 31st.

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

At June 30, 2014, the Community Bank held $552.7 million of FHLB stock, including $529.0 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $658,000 of stock in the FHLB-San Francisco. The Commercial Bank had $19.0 million of FHLB stock at the end of the second quarter, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at June 30, 2014.

In the six months ended June 30, 2014 and 2013, dividends from the FHLB to the Community Bank totaled $11.8 million and $8.8 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $264,000 and $176,000, respectively, in the corresponding periods.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition under “Other assets” and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

At June 30, 2014 our investment in BOLI amounted to $906.5 million, as compared to $893.5 million at December 31, 2013. The increase reflects the rise in the cash surrender value of the underlying policies over the six-month period.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills transactions, our FDIC loss share receivables were $441.0 million and $492.7 million, respectively, at June 30, 2014 and December 31, 2013. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at the respective dates.

Goodwill and Core Deposit Intangibles

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

Goodwill totaled $2.4 billion at June 30, 2014, consistent with the balance at December 31, 2013. Reflecting amortization, CDI declined $4.4 million from the year-end balance to $11.8 million at the end of June.

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

On a consolidated basis, our funding primarily stems from a combination of the following sources: the deposits we gather through our branch network or acquire in business combinations; brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities.

Loan repayments and sales totaled $5.1 billion in the first six months of 2014, as compared to $9.0 billion in the year-earlier six-month period. The bulk of the decline was due to a decrease in the production of one-to-four family loans for sale by our mortgage banking operation as loan demand weakened in connection with the year-over-year rise in residential mortgage interest rates.

In the six months ended June 30, 2014, cash flows from the repayment and sale of securities respectively totaled $284.1 million and $137.3 million, while purchases of securities totaled $249.3 million. In the first six months of 2013, cash flows from the repayment and sale of securities totaled $557.2 million and $605.3 million, respectively, and were partially offset by purchases of securities totaling $2.2 billion. In the first six months of 2014, the cash flows from loans and securities were primarily redeployed into the production of held-for-investment multi-family loans.

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

In the first six months of 2014, we engaged in a campaign to increase our deposits, which resulted in a significant level of deposit growth. Deposits rose $1.7 billion, or 6.6%, to $27.4 billion, representing 56.3% of total assets at the end of June; the comparable measure was 55.0% at December 31, 2013. Retail deposits accounted for $607.4 million of the six-month increase, while municipal and business institutional deposits accounted for $120.7 million and $1.3 billion, respectively, of the deposit growth we achieved. These increases were partially offset by a $338.2 million decline in brokered deposits, as more fully discussed below.

While certificates of deposit (“CDs”) fell $212.9 million to $6.7 billion at the end of the second quarter, the decrease was far exceeded by an increase in the balances of NOW and money market accounts, savings accounts, and non-interest-bearing accounts. Specifically, NOW and money market accounts rose $1.3 billion in the first six months of this year, to $11.9 billion, while savings accounts and non-interest-bearing accounts rose $477.6 million and $84.3 million, to $6.4 billion and $2.4 billion, respectively.

Included in our deposit mix at June 30, 2014 were total brokered deposits of $3.7 billion, reflecting the aforementioned six-month decline. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds. Brokered money market accounts represented $3.5 billion of total money market accounts at June 30, 2014, a $160.3 million decrease from the year-end balance, while brokered CDs fell $208.6 million to $3.5 million over the same time. Brokered demand accounts represented $291.2 million of brokered deposits at the end of the second quarter, reflecting a $30.7 million increase from the balance at year-end.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, other borrowings (i.e., junior subordinated debentures and preferred stock of subsidiaries). At June 30, 2014, borrowed funds totaled $15.3 billion, up $196.7 million from the balance at December 31st.

Wholesale Borrowings

Wholesale borrowings accounted for $14.9 billion of borrowed funds at the end of the second quarter, exceeding the year-end balance by $196.6 million. The June 30th balance represented 30.7% of total assets, while the December 31st balance represented 31.6%. FHLB advances and repurchase agreements accounted for $11.1 billion and $3.4 billion, respectively, of the June 30th total, as FHLB advances rose $216.6 million and repurchase agreements were consistent with the balance at December 31st.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans. In addition to $10.5 billion of FHLB-NY advances, the June 30th balance includes $592.1 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition in December 2009.

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

At June 30, 2014, $4.0 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Other Borrowings

At June 30, 2014, other borrowings totaled $362.5 million, comparable to the balance at December 31st. Included in the June 30th amount were junior subordinated debentures of $358.2 million and preferred stock of subsidiaries of $4.3 million.

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

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility, which represents our primary market risk. Changes in market interest rates pose the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Boards of Directors and management monitor interest rate sensitivity on a regular or as needed basis so that adjustments to the asset and liability mix can be made when deemed appropriate.

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

In the first six months of 2014, we continued to manage our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates; and (3) We continued to deploy our cash flows into the production of loans held for investment and GSE obligations.

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

At June 30, 2014, our one-year gap was a negative 13.60%, as compared to a negative 13.66% at December 31, 2013. The change in our one-year gap was primarily attributable to an increase in projected calls on securities and loan prepayments, which was partially offset by an increase in the amount of CDs and borrowings maturing in one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2014 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2014 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 18% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 25% and 16% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 50% for the first five years and 50% for years six through ten. NOW accounts were assumed to decay at a rate of 63% for the first five years and 37% for years six through ten. The comprehensive statistical analysis was updated in the second quarter of 2014 to incorporate updated deposit data and modeling assumptions, and resulted in no decay rates beyond ten years. The change in the decay assumptions was made due to the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 93% for the first five years and at a rate of 7% for years six through ten.

Interest Rate Sensitivity Analysis

	At June 30, 2014
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 3,809,797	$5,839,490	$11,710,498	$8,349,368	$ 4,748,131	$ 355,596	$34,812,880
Mortgage-related securities (2)(3)	68,126	148,740	386,554	174,138	3,229,111	413,696	4,420,365
Other securities and money market investments (2)	921,271	155,593	6,836	64,175	2,477,796	327,782	3,953,453

Total interest-earning assets	4,799,194	6,143,823	12,103,888	8,587,681	10,455,038	1,097,074	43,186,698

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	5,959,636	852,053	771,427	1,953,989	2,342,385	--	11,879,490
Savings accounts	1,572,712	302,203	1,110,833	210,034	3,203,206	--	6,398,988
Certificates of deposit	1,050,489	2,999,109	2,364,653	253,925	49,367	1,633	6,719,176
Borrowed funds	4,716,667	100,659	200,563	3,311,007	6,828,429	144,341	15,301,666

Total interest-bearing liabilities	13,299,504	4,254,024	4,447,476	5,728,955	12,423,387	145,974	40,299,320

Interest rate sensitivity gap per period (4)	$(8,500,310)	$1,889,799	$ 7,656,412	$2,858,726	$(1,968,349)	$ 951,100	$ 2,887,378

Cumulative interest rate sensitivity gap	$(8,500,310)	$(6,610,511)	$1,045,901	$3,904,627	$1,936,278	$2,887,378

Cumulative interest rate sensitivity gap as a percentage of total assets	(17.49)%	(13.60)%	2.15%	8.03%	3.98%	5.94%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	36.09%	62.34%	104.75%	114.08%	104.82%	107.16%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of June 30, 2014, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 1.48% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of 1.73% per annum.

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

Based on the information and assumptions in effect at June 30, 2014, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Net Portfolio Value
+100	(5.54)%
+200	(12.16)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2014, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(3.69)%
+200 over one year	(7.07)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

—	Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;
—	Liability restructuring, whereby product offerings and pricing would be altered or wholesale borrowings employed to affect the maturity structure or repricing of liabilities;
—	Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or
—	Use or alteration of off-balance-sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2014, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 5.87% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 3.86% increase in net interest income over such time.

Liquidity, Contractual Obligations and Off-Balance-Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $669.0 million and $644.6 million, respectively, at June 30, 2014 and December 31, 2013. As in the past, our portfolios of loans and securities provided liquidity in the current six-month period, with cash flows from the repayment and sale of loans totaling $5.1 billion and cash flows from the repayment and sale of securities totaling $421.4 million.

Additional liquidity stems from the deposits we gather through our branches or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2014, our available borrowing capacity with the FHLB-NY was $5.9 billion. In addition, the Community Bank and the Commercial Bank had $243.0 million in available-for-sale securities, combined, at that date.

Furthermore, the Community Bank has an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans and securities to collateralize any funds it may borrow. At June 30, 2014, the maximum amount the Community Bank could borrow from the FRB-NY was $1.7 billion. There were no borrowings against this line of credit at that date.

Our primary investing activity is loan production. In the first six months of 2014, the total volume of loans originated for sale and for investment was $7.1 billion. During this time, the net cash used in investing activities totaled $1.7 billion. Our financing activities provided net cash of $1.7 billion in the current six-month period, and our operating activities provided net cash of $98.0 million during this time.

CDs due to mature in one year or less from June 30, 2014 totaled $4.0 billion, representing 60.3% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the six months ended June 30, 2014, the Banks paid dividends totaling $215.0 million to the Parent Company, leaving $122.2 million that they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at June 30, 2014 included $118.8 million in cash and cash equivalents and $2.0 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At June 30, 2014, we held derivative financial instruments with a notional value of $2.2 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first six months of 2014, stockholders’ equity rose $25.4 million to $5.8 billion, representing 11.85% of total assets and a book value of $13.01 per share at June 30, 2014. At December 31, 2013, stockholders’ equity represented 12.29% of total assets and book value per share was $13.01 as it was at the end of June. We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At June 30, 2014, we had 442,655,048 shares outstanding; at December 31, 2013, the number of outstanding shares was 440,809,365.

Tangible stockholders’ equity rose $29.8 million in the first six months of this year, to $3.3 billion, after the distribution of quarterly cash dividends totaling $110.6 million. Tangible stockholders’ equity represented 7.18% of tangible assets at the end of the second quarter and 7.42% of tangible assets at the end of last year. Tangible book value equaled $7.48 and $7.45 per share at the respective period-ends.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both June 30, 2014 and December 31, 2013, we recorded goodwill of $2.4 billion; we recorded CDI of $11.8 million and $16.2 million, respectively, at the corresponding dates.

Excluding AOCL from the respective calculations, the ratio of adjusted tangible stockholders’ equity to adjusted tangible assets was 7.24% at June 30, 2014, as compared to 7.50% at December 31, 2013. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

AOCL declined $3.9 million from the year-end amount to $32.6 million at the end of the second quarter as the net unrealized gain on available-for-sale securities rose $2.8 million to $3.1 million, and the net unrealized loss on pension and post-retirement obligations declined $1.1 million to $30.1 million. At the end of June, the net unrealized loss on the non-credit portion of OTTI losses on securities was $5.6 million, comparable to the balance at December 31, 2013. Each of the respective balances were net of tax.

At June 30, 2014, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our leverage, Tier 1 risk-based, and total risk-based capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At June 30, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,689,153	8.12%	$3,689,153	12.20%	$3,880,598	12.83%
Regulatory capital requirement	1,817,723	4.00	1,209,510	4.00	2,419,021	8.00

Excess	$1,871,430	4.12%	$2,479,643	8.20%	$1,461,577	4.83%

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at June 30, 2014, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as reflected in the following tables:

Regulatory Capital Analysis (New York Community Bank)

	At June 30, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,215,390	7.66%	$3,215,390	11.60%	$3,395,204	12.25%
Regulatory capital requirement	1,679,559	4.00	1,108,977	4.00	2,217,953	8.00

Excess	$1,535,831	3.66%	$2,106,413	7.60%	$1,177,251	4.25%

Regulatory Capital Analysis (New York Commercial Bank)

	At June 30, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$368,513	10.59%	$368,513	14.52%	$380,145	14.98%
Regulatory capital requirement	139,155	4.00	101,511	4.00	203,023	8.00

Excess	$229,358	6.59%	$267,002	10.52%	$177,122	6.98%

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

Management believes that, as of June 30, 2014, the Company and the Banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were effective as of that date.

Earnings Summary for the Three Months Ended June 30, 2014

In the three months ended June 30, 2014, we generated earnings of $118.7 million, or $0.27 per diluted share, as compared to $115.3 million, or $0.26 per diluted share, in the trailing quarter and $122.5 million, or $0.28 per diluted share, in the year-earlier three months.

In the first quarter of 2014, our earnings were reduced by a one-time charge to income tax expense of $4.5 million that was recorded in connection with certain tax legislation enacted by the State of New York on March 31, 2014. The impact of the tax charge was partly offset by a one-time after-tax gain of $2.3 million on the sale of Visa Class B shares.

The following factors contributed to our current second quarter earnings:

—	Net interest income totaled $283.5 million in the current second quarter, a $658,000 decrease from the trailing-quarter level and a $16.4 million decrease from the year-earlier amount. While the linked-quarter decline was primarily due to the replenishment of the balance sheet with lower-yielding assets, the year-over-year decline was primarily due to a $25.2 million reduction in prepayment penalty income, as refinancing activity and property transactions in our primary market niche declined.
—

Non-interest income totaled $52.6 million in the current second quarter, reflecting a $15.4 million increase from the trailing-quarter level and a $1.2 million decrease year-over-year. The sequential increase was largely due to a $10.8 million rise in other non-interest income and, to a lesser extent, a $681,000 increase in mortgage banking income. In addition, the Company recorded FDIC indemnification income of $150,000 in the current second quarter, in contrast to FDIC indemnification expense of $11.7 million in the trailing three-month period. The latter expense was tempered by the $3.9 million gain on the sale of Visa Class B shares recorded in the first quarter of this year.

The year-over-year decline in non-interest income was largely the net effect of a $7.9 million decrease in mortgage banking income, a $3.5 million decrease in FDIC indemnification income, and an $11.2 million increase in other income.

—	Reflecting the quality of our assets and the adequacy of our non-covered loan loss allowance, we recorded no provision for losses on non-covered loans in the first or second quarters of this year. In the second quarter of 2013, we recorded a provision for non-covered loan losses of $5.0 million. In addition, a decrease in expected cash flows on the covered loans we acquired in connection with our FDIC-assisted transactions resulted in provisions for covered loan losses of $188,000 and $4.6 million, respectively, in the three months ended June 30, 2014 and 2013; in the first quarter of this year, we recorded a recovery of $14.6 million from the allowance for covered loan losses, reflecting an increase in expected cash flows on our covered loans.
—	Non-interest expense rose $1.5 million sequentially, and declined $3.8 million from the year-earlier level, to $147.8 million in the three months ended June 30, 2014. The linked-quarter increase was the net effect of a $1.8 million rise in operating expenses and a $241,000 decline in CDI amortization, while the year-over-year decrease was the result of a $1.7 million reduction in operating expenses and a $2.1 million reduction in the amortization of CDI.
—	Income tax expense fell $5.1 million sequentially and $456,000 year-over-year to $69.4 million in the three months ended June 30, 2014. While the linked-quarter reduction was primarily due to the one-time $4.5 million charge to income tax expense recorded in the first quarter, the year-over-year reduction largely reflects a decline in pre-tax income.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the second quarter of 2014, the average five-year CMT rose to 1.66% from 1.60% in the trailing quarter and from 0.91% in the second quarter of last year. Meanwhile, the average ten-year CMT fell to 2.62% from 2.77% in the trailing quarter, but rose from 1.99% in the year-earlier three months.

Net interest income is also influenced by the level of prepayment penalty income generated, primarily in connection with the prepayment of our multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore, in our interest rate spread and net interest margin. After four consecutive quarters of robust activity in New York City, where most of our multi-family and CRE loans are originated, property transactions declined substantially in the first quarter of 2014. In the second quarter of 2014, prepayment penalty income declined modestly from the first-quarter level and more substantially from the year-earlier amount.

Net interest income totaled $283.5 million in the current second quarter, reflecting a sequential decrease of $658,000 and a year-over-year decrease of $16.4 million. While the linked-quarter decline was the net effect of a $3.2 million increase in interest expense and a $2.6 million increase in interest income, the year-over-year decline was the net effect of an $18.7 million reduction in interest income and a $2.3 million decrease in interest expense. Interest income totaled $417.9 million in the current second quarter, while interest expense totaled $134.4 million.

In addition, our net interest margin was 2.66% in the current second quarter, six basis points lower than the trailing-quarter measure and 49 basis points lower than the measure in the year-earlier three months.

The following factors contributed to the linked-quarter declines in our net interest income and net interest margin:

—	Prepayment penalty income accounted for $19.3 million and $20.4 million, respectively, of the interest income we recorded in the three months ended June 30, 2014 and March 31, 2014. In addition, prepayment penalty income contributed 18 basis points to the current second-quarter margin and 19 basis points to the margin in the first quarter of this year.
—	The average balance of interest-earning assets rose $1.0 billion sequentially to $42.6 billion, the net effect of a $1.1 billion increase in the average balance of loans to $34.1 billion and a $104.9 million decrease in the average balance of securities and money market investments to $8.4 billion. The benefit of the increase in the average balance of interest-earning assets was tempered by the impact of a seven-basis point decline in the average yield to 3.93%. Primarily reflecting the replenishment of the balance sheet with lower-yielding assets, the average yield on loans fell eight basis points to 4.11% in the current second quarter, while the average yield on securities and money market investments fell 10 basis points to 3.19%.
—	In the second quarter of 2014, the average balance of interest-bearing liabilities rose $757.1 million sequentially to $39.3 billion, as a $942.3 million increase in the average balance of interest-bearing deposits to $24.5 billion was tempered by a $185.3 million reduction in the average balance of borrowed funds to $14.9 billion. Meanwhile, the average cost of interest-bearing liabilities declined one basis point to 1.37% in the current second quarter, even as the average costs of interest-bearing deposits and borrowed funds rose one and three basis points, respectively, to 0.59% and 2.65%.

The following factors contributed to the year-over-year decline in our net interest income and net interest margin:

—	Primarily reflecting the aforementioned decline in property transactions and refinancing activity, prepayment penalty income fell $25.2 million year-over-year to $19.3 million and contributed 29 fewer basis points to our net interest margin in the current second quarter than it did in the second quarter of 2013.
—	The average balance of interest-earning assets rose $4.6 billion year-over-year as a $2.4 billion increase in the average balance of securities and money market investments combined with a $2.2 billion increase in the average balance of loans. The benefit of the rise in the average balance of interest-earning assets was exceeded by the impact of a 67-basis point decline in the average yield. While the average yield on securities and money market investments was consistent with the yield recorded in the year-earlier second quarter, the yield on loans fell 75 basis points during this time. The latter decline was attributable to the reduction in prepayment penalty income as well as the replenishment of the loan portfolio with lower-yielding loans.
—	While the average balance of interest-bearing liabilities rose $4.1 billion year-over-year, the impact was exceeded by the benefit of a 19-basis point decline in the average cost of funds. Interest-bearing deposits accounted for $1.7 billion of the increase in the average balance, while borrowed funds accounted for the remaining $2.4 billion. Notwithstanding the growth in average interest-bearing deposits and borrowed funds in the current second quarter, the respective costs of such funds fell six basis points and 57 basis points, respectively, year-over-year.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	June 30, 2014			March 31, 2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$34,142,869	$350,557	4.11%	$33,011,094	$345,530	4.19%
Securities and money market investments (2)(3)	8,414,217	67,325	3.19	8,519,165	69,781	3.29

Total interest-earning assets	42,557,086	417,882	3.93	41,530,259	415,311	4.00
Non-interest-earning assets	5,340,203			5,342,511

Total assets	$47,897,289			$46,872,770

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$11,266,689	$9,371	0.33%	$10,609,142	$8,396	0.32%
Savings accounts	6,567,458	8,259	0.50	5,907,399	6,473	0.44
Certificates of deposit	6,648,674	18,464	1.11	7,023,958	19,060	1.10

Total interest-bearing deposits	24,482,821	36,094	0.59	23,540,499	33,929	0.58
Borrowed funds	14,863,156	98,296	2.65	15,048,416	97,232	2.62

Total interest-bearing liabilities	39,345,977	134,390	1.37	38,588,915	131,161	1.38
Non-interest-bearing deposits	2,574,050			2,341,013
Other liabilities	209,698			210,737

Total liabilities	42,129,725			41,140,665
Stockholders’ equity	5,767,564			5,732,105

Total liabilities and stockholders’ equity	$47,897,289			$46,872,770

Net interest income/interest rate spread		$283,492	2.56%		$284,150	2.62%

Net interest margin			2.66%			2.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$34,142,869	$350,557	4.11%	$31,941,012	$388,156	4.86%
Securities and money market investments (2)(3)	8,414,217	67,325	3.19	6,051,650	48,418	3.19

Total interest-earning assets	42,557,086	417,882	3.93	37,992,662	436,574	4.60
Non-interest-earning assets	5,340,203			5,867,505

Total assets	$47,897,289			$43,860,167

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$11,266,689	$9,371	0.33%	$9,299,177	$9,777	0.42%
Savings accounts	6,567,458	8,259	0.50	5,045,908	5,206	0.41
Certificates of deposit	6,648,674	18,464	1.11	8,416,283	21,782	1.04

Total interest-bearing deposits	24,482,821	36,094	0.59	22,761,368	36,765	0.65
Borrowed funds	14,863,156	98,296	2.65	12,456,990	99,925	3.22

Total interest-bearing liabilities	39,345,977	134,390	1.37	35,218,358	136,690	1.56
Non-interest-bearing deposits	2,574,050			2,793,703
Other liabilities	209,698			240,490

Total liabilities	42,129,725			38,252,551
Stockholders’ equity	5,767,564			5,607,616

Total liabilities and stockholders’ equity	$47,897,289			$43,860,167

Net interest income/interest rate spread		$283,492	2.56%		$299,884	3.04%

Net interest margin			2.66%			3.15%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for/(Recovery of) Loan Losses

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

As a result of management’s assessment of these factors, including the low level of non-performing non-covered loans and charge-offs, no provision for losses on non-covered loans was recorded in the first or second quarter of 2014. In the second quarter of 2013, we recorded a provision of $5.0 million. Reflecting current second-quarter net recoveries of $112,000, the allowance for losses on non-covered loans was $139.5 million at June 30, 2014, as compared to $139.4 million at March 31, 2014.

Provision for/(Recovery of) Losses on Covered Loans

A provision for losses on covered loans is recorded when the cash flows from certain loan portfolios acquired in our FDIC-assisted acquisitions are expected to be less than the cash flows we expected at the time of acquisition, as a result of a deterioration in credit quality.

When we have reason to believe that the cash flows from acquired loans will exceed our original expectations (in other words, when the credit quality of certain pools of acquired loans appears to increase), we reverse the previously established covered loan loss allowance by recording a recovery and increase our interest income as a prospective yield adjustment over the remaining life of the loans or pool of loans.

In the three months ended June 30, 2014 and 2013, respectively, we provided $188,000 and $4.6 million for covered loan losses as the credit quality of certain acquired loans appeared to decline. Conversely, in the three months ended March 31, 2014, we recovered $14.6 million from the allowance for covered loan losses as the credit quality of certain acquired loans appeared to improve.

Because losses on covered loans are largely reimbursable under our FDIC loss sharing agreements, the provisions recorded in the current and year-earlier second quarters were partially offset by FDIC indemnification income of $150,000 and $3.7 million, respectively. Conversely, the recovery we recorded in the first quarter of this year was partially offset by FDIC indemnification expense of $11.7 million. FDIC indemnification income and expense are both recorded in “Non-interest income” during the same quarter that a provision or recovery occurs.

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

Non-interest income rose $15.4 million sequentially, to $52.6 million in the current second quarter, and declined $1.2 million from the year-earlier amount. The sequential increase was primarily due to a $10.8 million rise in other non-interest income to $20.6 million, partly reflecting the benefit of a $6.0 million gain on the sale of OREO in the current second quarter, together with a $1.5 million increase in the revenues produced by PBC.

The sequential increase in non-interest income was further supported by a $681,000 rise in mortgage banking income to $15.3 million, the net effect of a $1.1 million rise in income from originations to $4.9 million and a $464,000 decrease in servicing income to $10.4 million. The increase in income from originations reflects the increase in the demand for one-to-four family mortgage loans over the course of the quarter, as residential mortgage interest rates declined.

In addition, we recorded FDIC indemnification income of $150,000 in the current second quarter, in contrast to FDIC indemnification expense of $11.7 million in the three months ended March 31, 2014. The impact of the FDIC indemnification expense recorded in the trailing quarter was somewhat offset by a $3.9 million gain on the sale of Visa Class B shares during that time.

The modest year-over-year decline in non-interest income was primarily due to a $7.9 million decrease in mortgage banking income, the net effect of a $12.2 million decline in income from originations and a $4.2 million rise in servicing income. In addition, FDIC indemnification income fell $3.5 million year-over-year in the current second quarter, while fee income and BOLI income declined by more modest amounts. The impact of the collective declines was largely offset by an $11.2 million increase in total other income, driven by the aforementioned gain on the sale of OREO in the current second quarter and by a $3.0 million increase in revenues produced by PBC.

The following table summarizes the components of non-interest income for the three months ended June 30, 2014, March 31, 2014, and June 30, 2013:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	June 30, 2014	March 31, 2014	June 30, 2013
Mortgage banking income	$15,291	$ 14,610	$23,216
Fee income	9,430	8,894	9,961
BOLI income	6,813	6,829	7,337
Net gain on sales of securities	262	4,873	123
FDIC indemnification income (expense)	150	(11,704)	3,694
Gain on Visa shares sold	--	3,856	--
Other income:
Peter B. Cannell & Co., Inc.	6,934	5,484	3,912
Third-party investment product sales	3,528	3,661	4,203
Other	10,185	732	1,299

Total other income	20,647	9,877	9,414

Total non-interest income	$52,593	$ 37,235	$53,745

It should be noted that the amount of mortgage banking income we record in any given quarter is likely to vary, and therefore is difficult to predict. Mortgage banking income depends, in large part, on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and residential mortgage loan demand.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

Non-interest expense totaled $147.8 million in the current second quarter, a linked-quarter increase of $1.5 million and a $3.8 million decrease from the year-earlier amount. The linked-quarter increase was the net effect of a $1.8 million rise in operating expenses to $145.8 million and a $241,000 decrease in CDI amortization to $2.1 million. The year-over-year decline was attributable to a $1.7 million reduction in operating expenses together with a $2.1 million decline in the amortization of CDI.

The sequential increase in operating expenses was due to a $4.3 million rise in G&A expense to $46.5 million, primarily reflecting costs associated with the management and disposition of the multi-family properties that transitioned to OREO in the second quarter and were subsequently sold. The rise in G&A expense was largely tempered by a $1.6 million decline in occupancy and equipment expense to $24.4 million and an $897,000 decline in compensation and benefits expense to $74.8 million. In the first quarter of this year, our occupancy and equipment expense was increased by the impact of the winter weather on our facilities in New York, New Jersey, and Ohio.

The year-over-year decline in operating expenses was the net effect of a $2.6 million reduction in compensation and benefits expense and an $827,000 increase in G&A expense and occupancy and equipment expense, combined. The decline in compensation and benefits expense primarily reflects a decrease in pension-related costs.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In the three months ended June 30, 2014, income tax expense fell $5.1 million sequentially to $69.4 million, and the effective tax rate fell to 36.9% from 39.2%. While pre-tax income declined $1.6 million during this time, to $188.1 million, the sequential decline in income tax expense was largely due to the one-time charge to income tax expense of $4.5 million recorded in the trailing quarter in connection with the enactment of certain New York State tax legislation on March 31st.

Year-over-year, our income tax expense fell $456,000, as pre-tax income declined $4.3 million and the effective tax rate rose 59 basis points.

Earnings Summary for the Six Months Ended June 30, 2014

Net Income

In the first six months of 2014 and 2013, we generated earnings of $233.9 million and $241.2 million, equivalent to $0.53 and $0.55 per diluted share, respectively. Although pre-tax income was $377.8 million in the first six months of 2014 and $377.5 million in the year-earlier six-month period, income tax expense rose $7.5 million year-over-year. The latter increase was primarily due to the one-time charge to income tax expense of $4.5 million that was recorded in the first quarter of 2014.

The modest rise in pre-tax income was the result of various offsetting factors. Non-interest income fell $39.5 million year-over-year to $89.8 million, as a $19.4 million decrease in mortgage banking income combined with an $11.6 million decrease in net securities gains. In addition, we recorded FDIC indemnification expense of $11.6 million in the current six-month period vs. FDIC indemnification income of $7.3 million in the first six months of 2013. The impact of these declines was partly offset by a $7.9 million increase in other income and a $3.9 million gain on the sale of Visa Class B shares.

Net interest income fell $7.4 million year-over-year, to $567.6 million, as the benefit of a $4.5 billion rise in interest-earning assets was exceeded by the impact of a 56-basis point decline in the average yield. This decline was attributable to a 16-basis point decrease in prepayment penalty income, together with the replenishment of the loan portfolio at lower yields.

The combination of these declines was nonetheless exceeded by various factors, including a $13.6 million decline in non-interest expense to $294.2 million in the first six months of this year. We also recovered $14.4 million of losses on covered loans in the current six-month period, in contrast to providing $9.1 million for such losses in the first six months of last year. In addition, we recorded no provisions for losses on non-covered loans in the current six-month period, as compared to $10.0 million in the year-earlier six months.

Net Interest Income

Net interest income fell $7.4 million year-over-year, to $567.5 million, as an $8.8 million decline in interest expense to $265.6 million was exceeded by a $16.2 million decline in interest income to $833.2 million. In addition, our net interest margin declined to 2.69% in the current six-month period from 3.05% in the year-earlier six months. The following factors contributed to the year-over-year declines in net interest income and net interest margin:

—	The average balance of interest-earning assets rose $4.5 billion year-over-year, to $42.0 billion, as average loans rose $1.8 billion to $33.6 billion and average securities and money market investments rose $2.7 billion to $8.5 billion.
—	In the first six months of 2014, prepayment penalty income contributed $39.6 million to the interest income on loans and 24 basis points to the average yield on such assets, down from $64.3 million and 40 basis points in the year-earlier six months. Reflecting the decline in prepayment penalty income and the replenishment of the balance sheet with lower-yielding assets, the interest income on loans fell $59.1 million year-over-year to $696.1 million and the average yield on loans fell 60 basis points to 4.15%.
—	Prepayment penalty income contributed 19 basis points to the current six-month margin, as compared to 34 basis points in the first six months of 2013.
—	The average balance of interest-bearing liabilities rose $4.0 billion year-over-year, to $39.0 billion, as the average balance of borrowed funds rose $2.5 billion to $15.0 billion, and the average balance of interest-bearing deposits rose $1.5 billion to $24.0 billion.
—	The impact of the increase in the average balance of interest-bearing liabilities was exceeded by the benefit of a 21-basis point decline in the average cost of funds to 1.37%, as the average cost of borrowed funds fell 64 basis points year-over-year, to 2.64%, in the current six-month period and the average cost of interest-bearing deposits fell six basis points to 0.59% during this time.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Six Months Ended June 30,
	2014			2013
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$33,580,108	$696,087	4.15%	$31,778,910	$755,155	4.75%
Securities and money market investments (2)(3)	8,466,401	137,106	3.25	5,748,153	94,226	3.27

Total interest-earning assets	42,046,509	833,193	3.97	37,527,063	849,381	4.53
Non-interest-earning assets	5,341,351			6,026,354

Total assets	$47,387,860			$43,553,417

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$10,939,732	$ 17,767	0.33%	$ 9,135,075	$ 18,952	0.42%
Savings accounts	6,239,252	14,732	0.48	4,778,983	9,227	0.39
Certificates of deposit	6,835,279	37,524	1.11	8,637,253	44,017	1.03

Total interest-bearing deposits	24,014,263	70,023	0.59	22,551,311	72,196	0.65
Borrowed funds	14,955,274	195,528	2.64	12,419,348	202,125	3.28

Total interest-bearing liabilities	38,969,537	265,551	1.37	34,970,659	274,321	1.58
Non-interest-bearing deposits	2,458,175			2,734,122
Other liabilities	210,215			229,454

Total liabilities	41,637,927			37,934,235
Stockholders’ equity	5,749,933			5,619,182

Total liabilities and stockholders’ equity	$47,387,860			$43,553,417

Net interest income/interest rate spread		$567,642	2.60%		$575,060	2.95%

Net interest margin			2.69%			3.05%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.07x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for/(Recovery of) Loan Losses

Provision for Losses on Non-Covered Loans

No provisions for losses on non-covered loans were recorded in the current six-month period, as compared to $10.0 million in the first six months of the prior year. Reflecting year-to-date net charge-offs of $2.5 million, the allowance for losses on non-covered loans was $139.5 million at June 30, 2014, as compared to $141.9 million at December 31, 2013.

(Recovery of)/Provision for Losses on Covered Loans

We recovered $14.4 million from the allowance for losses on covered loans in the current six-month period, in contrast to recording a provision of $9.1 million for losses on covered loans in the first six months of last year. While the current six-month recovery was partly offset by FDIC indemnification expense of $11.6 million, the year-earlier six-month provision was partly offset by FDIC indemnification income of $7.3 million. FDIC indemnification expense and FDIC indemnification income are both recorded in “Non-interest income.”

For additional information about the provisions for loan losses recorded in the current and year-earlier six-month periods, please see “Allowances for Loan Losses” within the discussion of Critical Accounting Policies and “Asset Quality” within the Balance Sheet Summary.

Non-Interest Income

Non-interest income declined $39.5 million year-over-year to $89.8 million in the six months ended June 30, 2014. The reduction was primarily due to a $19.4 million decline in mortgage banking income, as refinancing activity was constrained by the higher level of residential mortgage interest rates.

Specifically, mortgage banking income contributed $29.9 million to non-interest income in the current six-month period, as compared to $49.3 million in the year-earlier six months. The year-over-year decline was the net effect of a $34.3 million decrease in income from originations to $8.7 million and a $14.8 million increase in income from servicing to $21.2 million.

As noted in the preceding line-item discussion, we also recorded FDIC indemnification expense of $11.6 million in the current six-month period in contrast to FDIC indemnification income of $7.3 million in the first six months of last year. In addition, net securities gains fell $11.6 million year-over-year to $5.1 million in the six months ended June 30, 2014.

The impact of these reductions was partly offset by a $7.9 million rise in other income to $30.5 million, primarily reflecting the $6.0 million gain on the sale of OREO in the current second quarter and a $4.6 million increase in the revenues produced by PBC. In the year-earlier six months, other income was increased by the recovery of $4.3 million on securities that previously had been classified as other-than-temporarily impaired.

To a lesser extent, the impact of the decline in non-interest income was tempered by the $3.9 million gain on the sale of Visa Class B shares recorded in the first quarter of this year.

The following table summarizes the sources and amounts of non-interest income for the six months ended June 30, 2014 and 2013:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2014	2013
Mortgage banking income	$ 29,901	$ 49,325
Fee income	18,324	18,733
BOLI	13,642	14,590
Net gain on sale of securities	5,135	16,745
FDIC indemnification (expense) income	(11,554)	7,296
Gain on Visa shares sold	3,856	--
Other income:
Peter B. Cannell & Co., Inc.	12,418	7,819
Third-party investment product sales	7,189	7,976
Other	10,917	6,812

Total other income	30,524	22,607

Total non-interest income	$ 89,828	$129,296

Non-Interest Expense

In the first six months of 2014, we recorded non-interest expense of $294.2 million, a $13.6 million reduction from the year-earlier amount. The reduction was attributable to a $9.4 million decline in operating expenses to $289.8 million and a $4.2 million decrease in CDI amortization to $4.4 million.

The decline in operating expenses was driven by a $10.3 million decrease in compensation and benefits expense to $150.6 million, together with a $1.7 million decline in G&A expense to $88.8 million. The benefit of the combined declines was tempered by a $2.6 million rise in occupancy and equipment expense to $50.4 million.

In the first six months of 2013, compensation and benefits expense included retirement and severance charges of $6.0 million; no comparable expense was recorded in the first six months of this year. The remainder of the decline in compensation and benefits expense largely reflects the benefit of various cost containment initiatives.

The decline in G&A expense was attributable to the improvement in the quality of our assets, which resulted in a reduction in the costs of managing and disposing of OREO. In addition, FDIC deposit insurance premiums fell $1.5 million year-over-year, to $27.3 million, in the first six months of 2014.

Income Tax Expense

Income tax expense rose $7.5 million year-over-year, as previously noted, to $143.8 million in the first six months of 2014. While pre-tax income rose a modest amount, to $377.8 million, the effective tax rate rose to 38.07% in the current six-month period from 36.10% in the first six months of last year. The level of income tax expense was also increased by a one-time charge of $4.5 million in the current year’s first quarter, in connection with the enactment of certain New York State tax laws on March 31, 2014.

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

During the three months ended June 30, 2014, the Company allocated $136,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Second Quarter 2014	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	1,849	$16.21	$ 30
May 1 – May 31	5,254	15.22	80
June 1 – June 30	1,707	15.28	26

Total shares repurchased	8,810	15.43	$136

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at June 30, 2014. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2014 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 8, 2014	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 8, 2014	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer