Form 10-Q
period 2014-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2014-11-07
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

                                                   442,647,425

Number of shares of common stock outstanding at

November 3, 2014

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2014

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets:
Cash and cash equivalents	$662,537	$644,550
Securities:
Available-for-sale ($58,540 and $79,905 pledged, respectively)	243,032	280,738
Held-to-maturity ($4,749,889 and $4,945,905 pledged, respectively) (fair value of $7,317,015 and $7,445,244, respectively)	7,268,244	7,670,282
Total securities	7,511,276	7,951,020
Non-covered loans held for sale	680,147	306,915
Non-covered loans held for investment, net of deferred loan fees and costs	32,252,009	29,837,989
Less: Allowance for losses on non-covered loans	(139,744)	(141,946)
Non-covered loans held for investment, net	32,112,265	29,696,043
Covered loans	2,504,622	2,788,618
Less: Allowance for losses on covered loans	(45,682)	(64,069)
Covered loans, net	2,458,940	2,724,549
Total loans, net	35,251,352	32,727,507
Federal Home Loan Bank stock, at cost	520,445	561,390
Premises and equipment, net	300,573	273,299
FDIC loss share receivable	418,510	492,674
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	9,816	16,240
Mortgage servicing rights	237,221	241,018
Bank-owned life insurance	909,881	893,522
Other real estate owned (includes $35,797 and $37,477, respectively, of other real estate owned covered by loss sharing agreements)	99,535	108,869
Other assets	322,495	342,067
Total assets	$48,679,772	$46,688,287
Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$12,409,449	$10,536,947
Savings accounts	7,152,261	5,921,437
Certificates of deposit	6,324,385	6,932,096
Non-interest-bearing accounts	2,421,676	2,270,512
Total deposits	28,307,771	25,660,992
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	10,312,316	10,872,576
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	297,000	445,000
Total wholesale borrowings	14,034,316	14,742,576
Other borrowings	362,596	362,426
Total borrowed funds	14,396,912	15,105,002
Other liabilities	197,091	186,631
Total liabilities	42,901,774	40,952,625
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 442,659,460 and 440,873,285 shares issued; and 442,648,147 and 440,809,365 shares outstanding, respectively)	4,427	4,409
Paid-in capital in excess of par	5,362,233	5,346,017
Retained earnings	443,949	422,761
Treasury stock, at cost (11,313 and 63,920 shares, respectively)	(178)	(1,032)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $1,720 and $171, respectively	2,559	277
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,454 and $3,586, respectively	(5,404)	(5,604)
Net unrealized loss on pension and post-retirement obligations, net of tax of $20,056 and $21,126, respectively	(29,588)	(31,166)
Total accumulated other comprehensive loss, net of tax	(32,433)	(36,493)
Total stockholders’ equity	5,777,998	5,735,662
Total liabilities and stockholders’ equity	$48,679,772	$46,688,287

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income:
Mortgage and other loans	$360,499	$370,341	$1,056,586	$1,125,496
Securities and money market investments	66,572	57,334	203,678	151,560
Total interest income	427,071	427,675	1,260,264	1,277,056

Interest Expense:
NOW and money market accounts	10,632	8,613	28,399	27,565
Savings accounts	9,741	6,285	24,473	15,512
Certificates of deposit	18,330	20,206	55,854	64,223
Borrowed funds	99,339	98,340	294,867	300,465
Total interest expense	138,042	133,444	403,593	407,765
Net interest income	289,029	294,231	856,671	869,291
Provision for losses on non-covered loans	--	5,000	--	15,000
(Recovery of) provision for losses on covered loans	(3,945)	9,467	(18,387)	18,587
Net interest income after (recovery of) provision for loan losses	292,974	279,764	875,058	835,704

Non-Interest Income:
Mortgage banking income	16,606	16,205	46,507	65,530
Fee income	9,188	9,799	27,512	28,532
Bank-owned life insurance	6,888	7,916	20,530	22,506
Net gain on sales of securities	182	1,019	5,317	17,764
FDIC indemnification (expense) income	(3,156)	7,573	(14,710)	14,869
Gain on Visa shares sold	--	--	3,856	--
Other income	11,578	8,212	42,102	30,819
Total non-interest income	41,286	50,724	131,114	180,020

Non-Interest Expense:
Operating expenses:
Compensation and benefits	78,033	77,083	228,616	237,989
Occupancy and equipment	23,619	24,342	73,997	72,101
General and administrative	41,524	44,785	130,319	135,279
Total operating expenses	143,176	146,210	432,932	445,369
Amortization of core deposit intangibles	2,019	4,117	6,424	12,719
Total non-interest expense	145,195	150,327	439,356	458,088
Income before income taxes	189,065	180,161	566,816	557,636
Income tax expense	68,807	65,961	212,616	202,244
Net income	$120,258	$114,200	$354,200	$355,392
Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $292; $1,770; $3,696; and $4,152, respectively	(432)	(2,625)	5,453	(6,143)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $110; $10; $132; and $4,795, respectively	166	16	200	7,557
Change in pension and post-retirement obligations, net of tax of $357; $1,008; $1,070; and $3,024, respectively	526	1,486	1,578	4,458
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $73; $405; $2,146; and $2,503, respectively	(109)	(614)	(3,171)	(3,709)
Total other comprehensive income (loss), net of tax	151	(1,737)	4,060	2,163
Total comprehensive income, net of tax	$120,409	$112,463	$358,260	$357,555

Basic earnings per share	$0.27	$0.26	$0.80	$0.80
Diluted earnings per share	$0.27	$0.26	$0.80	$0.80

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended
September 30, 2014
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,409
Shares issued for restricted stock awards (1,782,601 shares)	18
Shares issued for exercise of stock options (3,574 shares)	--
Balance at end of period	4,427

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,346,017
Shares issued for restricted stock awards, net of forfeitures	(7,073)
Compensation expense related to restricted stock awards	20,720
Tax effect of stock plans	2,569
Balance at end of period	5,362,233

Retained Earnings:
Balance at beginning of year	422,761
Net income	354,200
Dividends paid on common stock ($0.75 per share)	(331,627)
Stock options exercised	(82)
Effect of adopting Accounting Standards Update 2014-01	(1,303)
Balance at end of period	443,949

Treasury Stock:
Balance at beginning of year	(1,032)
Purchase of common stock (378,480 shares)	(6,343)
Exercise of stock options (8,990 shares)	142
Shares issued for restricted stock awards (422,097 shares)	7,055
Balance at end of period	(178)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(36,493)
Other comprehensive income, net of tax	4,060
Balance at end of period	(32,433)
Total stockholders’ equity	$5,777,998

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$354,200	$355,392
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(18,387)	33,587
Depreciation and amortization	20,656	21,057
Amortization of discounts and premiums, net	(6,094)	(2,098)
Amortization of core deposit intangibles	6,424	12,719
Net gain on sales of securities	(5,317)	(17,764)
Gain on sale of loans	(15,308)	(48,809)
Gain on Visa shares sold	(3,856)	--
Stock plan-related compensation	20,720	16,626
Deferred tax expense	4,281	32,430
Changes in assets and liabilities:
Decrease (increase) in other assets	90,509	(20,473)
Increase in other liabilities	4,771	15,630
Origination of loans held for sale	(2,214,983)	(5,510,041)
Proceeds from sale of loans originated for sale	2,256,216	6,440,377
Net cash provided by operating activities	493,832	1,328,633
Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	558,888	617,351
Proceeds from repayment of securities available for sale	8,277	54,709
Proceeds from sale of securities held to maturity	--	191,142
Proceeds from sale of securities available for sale	254,491	593,551
Purchase of securities held to maturity	(150,338)	(3,075,597)
Purchase of securities available for sale	(216,000)	(535,347)
Proceeds from sale of Visa shares	3,856	--
Net redemption (purchase) of Federal Home Loan Bank stock	40,945	(83,685)
Net increase in loans	(2,531,383)	(1,476,755)
Purchase of premises and equipment, net	(47,930)	(21,378)
Net cash used in investing activities	(2,079,194)	(3,736,009)
Cash Flows from Financing Activities:
Net increase in deposits	2,646,779	431,829
Net (decrease) increase in short-term borrowed funds	(703,100)	1,925,000
Net decrease in long-term borrowed funds	(4,990)	(789,749)
Tax effect of stock plans	2,569	797
Cash dividends paid on common stock	(331,627)	(330,172)
Treasury stock purchases	(6,343)	(4,352)
Net cash received from stock option exercises	61	327
Net cash provided by financing activities	1,603,349	1,233,680
Net increase (decrease) in cash and cash equivalents	17,987	(1,173,696)
Cash and cash equivalents at beginning of period	644,550	2,427,258
Cash and cash equivalents at end of period	$662,537	$1,253,562
Supplemental information:
Cash paid for interest	$413,102	$415,399
Cash paid for income taxes	176,654	118,322
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	107,936	96,729
Transfer of loans from held for investment to held for sale	398,715	--

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

The impact of applying this new guidance included a $1.3 million reduction in the balance of retained earnings as of January 1, 2014. The total amount of affordable housing tax credits and other tax benefits projected to be recognized during calendar year 2014, and the related amount of amortization recognized as a component of income tax expense for calendar year 2014, are $4.0 million and $2.8 million, respectively. The commitment of additional anticipated equity contributions of $7.3 million relating to current investments is reflected in “Other liabilities.” Retrospective application of the new amortization methodology would not result in a material change to prior-period presentations.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
Net income	$120,258	$114,200	$354,200	$355,392
Less: Dividends paid on and earnings allocated to participating securities	(851)	(723)	(2,500)	(2,248)
Earnings applicable to common stock	$119,407	$113,477	$351,700	$353,144

Weighted average common shares outstanding	441,127,550	439,435,579	440,953,121	439,199,487
Basic earnings per common share	$0.27	$0.26	$0.80	$0.80

Earnings applicable to common stock	$119,407	$113,477	$351,700	$353,144

Weighted average common shares outstanding	441,127,550	439,435,579	440,953,121	439,199,487
Potential dilutive common shares (1)	--	--	--	3,971
Total shares for diluted earnings per share computation	441,127,550	439,435,579	440,953,121	439,203,458

Diluted earnings per common share and common share equivalents	$0.27	$0.26	$0.80	$0.80

(1)

Options to purchase 58,560 shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2014, at a weighted average exercise price of $18.04, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 62,040 shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2013, at a weighted average exercise price of $17.95, were excluded from the respective computations of diluted EPS because their inclusion also would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss (“AOCL”)

(in thousands)	For the Nine Months Ended September 30, 2014
	Amount Reclassified from	Affected Line Item in the
Details About	Accumulated Other	Consolidated Statement of Income
Accumulated Other Comprehensive Loss	Comprehensive Loss (1)	and Comprehensive Income
Unrealized gains on available-for-sale securities	$5,317	Net gain on sales of securities
	(2,146)	Income tax expense
	$3,171	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Prior-service costs	$186	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(2,820)	Included in the computation of net periodic (credit) expense (2)
	(2,634)	Total before tax
	1,064	Income tax benefit
	$(1,570)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$1,601

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2014:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gain	Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$19,295	$1,397	$--	$20,692
GSE CMOs (2)	59,499	743	1,167	59,075
Private label CMOs	9,417	--	50	9,367
Total mortgage-related securities	$88,211	$2,140	$1,217	$89,134
Other Securities:
Municipal bonds	$964	$133	$--	$1,097
Capital trust notes	13,428	51	1,870	11,609
Preferred stock	118,205	5,116	635	122,686
Common stock	17,943	608	45	18,506
Total other securities	$150,540	$5,908	$2,550	$153,898
Total securities available for sale	$238,751	$8,048	$3,767	$243,032

(1)	Government-sponsored enterprise
(2)	Collateralized mortgage obligations

At September 30, 2014, the fair value of marketable equity securities included corporate preferred stock of $122.7 million and common stock of $18.5 million, with the latter primarily consisting of mutual funds that are Community Reinvestment Act-qualified investments.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2013:

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gain	Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$23,759	$1,442	$1	$25,200
GSE CMOs	62,082	598	1,861	60,819
Private label CMOs	10,214	--	12	10,202
Total mortgage-related securities	$96,055	$2,040	$1,874	$96,221
Other Securities:
Municipal bonds	$957	$69	$--	$1,026
Capital trust notes	13,419	60	1,681	11,798
Preferred stock	118,205	1,936	3,902	116,239
Common stock	51,654	4,093	293	55,454
Total other securities	$184,235	$6,158	$5,876	$184,517
Total securities available for sale	$280,290	$8,198	$7,750	$280,738

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2014 and December 31, 2013:

	September 30, 2014
			Gross	Gross
	Amortized	Carrying	Unrealized	Unrealized
(in thousands)	Cost	Amount	Gain	Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,515,030	$2,515,030	$74,212	$13,892	$2,575,350
GSE CMOs	1,764,784	1,764,784	55,971	3,352	1,817,403
Total mortgage-related securities	$4,279,814	$4,279,814	$130,183	$17,244	$4,392,753
Other Securities:
GSE debentures	$2,780,330	$2,780,330	$16,530	$86,860	$2,710,000
Corporate bonds	73,211	73,211	12,381	--	85,592
Municipal bonds	59,277	59,277	5	1,775	57,507
Capital trust notes	84,470	75,612	5,587	10,036	71,163
Total other securities	$2,997,288	$2,988,430	$34,503	$98,671	$2,924,262
Total securities held to maturity (1)	$7,277,102	$7,268,244	$164,686	$115,915	$7,317,015

(1)

Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At September 30, 2014, the non-credit portion of OTTI recorded in AOCL was $8.9 million (before taxes).

	December 31, 2013
			Gross	Gross
	Amortized	Carrying	Unrealized	Unrealized
(in thousands)	Cost	Amount	Gain	Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,529,102	$2,529,102	$30,145	$61,280	$2,497,967
GSE CMOs	1,878,885	1,878,885	29,330	22,520	1,885,695
Total mortgage-related securities	$4,407,987	$4,407,987	$59,475	$83,800	$4,383,662
Other Securities:
GSE debentures	$3,053,253	$3,053,253	$6,512	$208,506	$2,851,259
Corporate bonds	72,899	72,899	11,063	--	83,962
Municipal bonds	60,462	60,462	19	3,849	56,632
Capital trust notes	84,871	75,681	3,134	9,086	69,729
Total other securities	$3,271,485	$3,262,295	$20,728	$221,441	$3,061,582
Total securities held to maturity (1)	$7,679,472	$7,670,282	$80,203	$305,241	$7,445,244

(1)

Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2013, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

The Company had $520.4 million and $561.4 million of Federal Home Loan Bank (“FHLB”) stock, at cost, at September 30, 2014 and December 31, 2013, respectively, primarily consisting of stock in the FHLB-New York (“FHLB-NY”). The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides to the Company.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended
	September 30,
(in thousands)	2014	2013
Gross proceeds	$254,491	$593,551
Gross realized gains	5,317	6,212
Gross realized losses	--	--

In addition, during the nine months ended September 30, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and gross realized gains of $11.6 million, all of which were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance. No comparable sales occurred in the first nine months of 2014.

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

For the Nine Months Ended
(in thousands)	September 30, 2014
Beginning credit loss amount as of December 31, 2013	$216,334
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--
Ending credit loss amount as of September 30, 2014	$216,334

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at September 30, 2014, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At September 30, 2014
			U.S.
	Mortgage-		Treasury
	Related	Average	and GSE	Average	Municipal	Average	Other Debt	Average
(dollars in thousands)	Securities	Yield	Obligations	Yield	Bonds	Yield (1)	Securities (2)	Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	841	5.89	60,190	4.17	967	2.96	--	--	67,544
Due from five to ten years	3,233,780	3.22	2,707,852	2.74	--	--	47,251	3.14	6,000,178
Due after ten years	1,045,193	3.36	12,288	3.99	58,310	2.85	101,572	5.80	1,249,293
Total debt securities held to maturity	$4,279,814	3.25%	$2,780,330	2.78%	$59,277	2.85%	$148,823	4.96%	$7,317,015
Available-for-Sale Securities: (3)
Due within one year	$--	--%	$--	--%	$125	6.09%	$--	--%	$126
Due from one to five years	4,083	6.82	--	--	558	6.45	--	--	4,921
Due from five to ten years	16,137	3.72	--	--	281	6.63	--	--	17,416
Due after ten years	67,991	3.59	--	--	--	--	13,428	5.67	79,377
Total debt securities available for sale	$88,211	3.76%	$--	--%	$964	6.46%	$13,428	5.67%	$101,840

(1)	Not presented on a tax-equivalent basis.
(2)

Consists of corporate bonds and capital trust notes. Included in capital trust notes are $247,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.

(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2014:

At September 30, 2014	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$129,894	$75	$2,150,525	$86,785	$2,280,419	$86,860
GSE certificates	269,519	1,606	493,289	12,286	762,808	13,892
GSE CMOs	52,932	93	147,839	3,259	200,771	3,352
Municipal bonds	14,078	158	42,456	1,617	56,534	1,775
Capital trust notes	24,907	93	36,238	9,943	61,145	10,036
Total temporarily impaired held-to-maturity debt securities	$491,330	$2,025	$2,870,347	$113,890	$3,361,677	$115,915
Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
Private label CMOs	$9,367	$50	$--	$--	$9,367	$50
GSE CMOs	--	--	45,456	1,167	45,456	1,167
Capital trust notes	1,993	8	5,566	1,862	7,559	1,870
Total temporarily impaired available-for-sale debt securities	$11,360	$58	$51,022	$3,029	$62,382	$3,087
Equity securities	8,897	171	14,784	509	23,681	680
Total temporarily impaired available-for-sale securities	$20,257	$229	$65,806	$3,538	$86,063	$3,767

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2014, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of September 30, 2014.

Other factors considered in determining whether or not an impairment is temporary include the  severity of the impairment; the cause of the impairment; the  near-term prospects of the issuer;  and the forecasted recovery period using current estimates of volatility in market interest rates (including liquidity and risk premiums).

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

The unrealized losses on the Company’s GSE mortgage-related securities and GSE debentures at September 30, 2014 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. It is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at September 30, 2014.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other-than-temporarily impaired at September 30, 2014. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and further illiquidity in the financial markets.

At September 30, 2014, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at the end of September 2014 were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and its ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at September 30, 2014. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management. This potentially would cause the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2014 consisted of thirty-one agency mortgage-backed securities, seventeen agency debt securities, six agency CMOs, six capital trust notes, two municipal bonds, and one preferred stock security. At December 31, 2013, the investment securities designated as having a continuous loss position for twelve months or more consisted of six capital trust notes and one mortgage-backed security. At September 30, 2014 and December 31, 2013, the combined market value of the respective securities represented unrealized losses of $117.4 million and $10.7 million. At September 30, 2014, the fair value of securities having a continuous loss position for twelve months or more was 3.9% below the collective amortized cost of $3.1 billion. At December 31, 2013, the fair value of such securities was 19.9% below the collective amortized cost of $53.7 million.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
		Percent of		Percent of
		Non-Covered		Non-Covered
		Loans Held for		Loans Held for
(dollars in thousands)	Amount	Investment	Amount	Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$22,862,495	70.93%	$20,699,927	69.41%
Commercial real estate	7,660,776	23.78	7,364,231	24.70
One-to-four family	404,750	1.26	560,730	1.88
Acquisition, development, and construction	310,585	0.96	344,100	1.15
Total mortgage loans held for investment	31,238,606	96.92%	28,968,988	97.14%
Other Loans:
Commercial and industrial	824,186	2.56	712,260	2.39
Lease financing, net of unearned income of $7,771 and $5,723	135,833	0.42	101,431	0.34
Total commercial and industrial loans	960,019	2.98	813,691	2.73
Other	33,956	0.11	39,036	0.13
Total other loans held for investment	993,975	3.08	852,727	2.86
Total non-covered loans held for investment	$32,232,581	100.00%	$29,821,715	100.00%
Net deferred loan origination costs	19,428		16,274
Allowance for losses on non-covered loans	(139,744)		(141,946)
Non-covered loans held for investment, net	$32,112,265		$29,696,043
Covered loans	2,504,622		2,788,618
Allowance for losses on covered loans	(45,682)		(64,069)
Total covered loans, net	$2,458,940		$2,724,549
Loans held for sale	680,147		306,915
Total loans, net	$35,251,352		$32,727,507

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

Included in non-covered loans held for investment at September 30, 2014 and December 31, 2013 were loans to non-officer directors of $130.1 million and $149.4 million, respectively.

Loans Held for Sale

The Community Bank’s mortgage banking operation was established in January 2010 to originate, aggregate, and service one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold, servicing retained, to GSEs. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. The volume of jumbo loan originations has been insignificant to date, and the Company does not expect such loans to represent a material portion of the held-for-sale loans it originates. Included in the September 30, 2014 held for sale balance were $398.7 million of one-to-four family and commercial and industrial loans that transferred from loans held for investment during the quarter.  The Company also services mortgage loans for various third parties, primarily including those it sells to GSEs. The unpaid principal balance of loans serviced for others was $22.1 billion at September 30, 2014 and $21.5 billion at December 31, 2013.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at September 30, 2014:

			Loans 90 Days or More Delinquent
	Loans	Non-	and Still	Total
	30-89 Days	Accrual	Accruing	Past Due	Current	Total Loans
(in thousands)	Past Due	Loans	Interest	Loans	Loans	Receivable
Multi-family	$2,516	$29,942	$--	$32,458	$22,830,037	$22,862,495
Commercial real estate	164	28,586	--	28,750	7,632,026	7,660,776
One-to-four family	2,451	10,575	--	13,026	391,724	404,750
Acquisition, development, and construction	--	2,328	--	2,328	308,257	310,585
Commercial and industrial (1)	--	8,439	--	8,439	951,580	960,019
Other	1,274	1,149	--	2,423	31,533	33,956
Total	$6,405	$81,019	$--	$87,424	$32,145,157	$32,232,581

(1)	Includes lease financing receivables, all of which were current at September 30, 2014.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2013:

			Loans 90 Days or More Delinquent
	Loans	Non-	and Still	Total
	30-89 Days	Accrual	Accruing	Past Due	Current	Total Loans
(in thousands)	Past Due	Loans	Interest	Loans	Loans	Receivable
Multi-family	$33,678	$58,395	$--	$92,073	$20,607,854	$20,699,927
Commercial real estate	1,854	24,550	--	26,404	7,337,827	7,364,231
One-to-four family	1,076	10,937	--	12,013	548,717	560,730
Acquisition, development, and construction	--	2,571	--	2,571	341,529	344,100
Commercial and industrial (1)	1	5,735	--	5,736	807,955	813,691
Other	480	1,349	--	1,829	37,207	39,036
Total	$37,089	$103,537	$--	$140,626	$29,681,089	$29,821,715

(1)	Includes lease financing receivables, all of which were current at December 31, 2013.

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at September 30, 2014:

				Acquisition,	Total			Total
		Commercial	One-to-Four	Development,	Mortgage	Commercial		Other Loan
(in thousands)	Multi-Family	Real Estate	Family	and Construction	Loans	and Industrial(1)	Other	Segment
Credit Quality Indicator:
Pass	$22,799,073	$7,611,591	$398,617	$307,918	$31,117,199	$910,114	$32,808	$942,922
Special mention	27,104	13,636	--	--	40,740	40,957	--	40,957
Substandard	36,318	35,549	6,133	2,667	80,667	8,948	1,148	10,096
Doubtful	--	--	--	--	--	--	--	--
Total	$22,862,495	$7,660,776	$404,750	$310,585	$31,238,606	$960,019	$33,956	$993,975

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2013:

				Acquisition,	Total			Total
		Commercial	One-to-Four	Development,	Mortgage	Commercial		Other Loan
(in thousands)	Multi-Family	Real Estate	Family	and Construction	Loans	and Industrial(1)	Other	Segment
Credit Quality Indicator:
Pass	$20,527,460	$7,304,502	$554,132	$333,805	$28,719,899	$793,693	$37,688	$831,381
Special mention	73,549	25,407	--	7,400	106,356	13,036	--	13,036
Substandard	98,918	33,822	6,598	2,895	142,233	6,808	1,348	8,156
Doubtful	--	500	--	--	500	154	--	154
Total	$20,699,927	$7,364,231	$560,730	$344,100	$28,968,988	$813,691	$39,036	$852,727

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2014, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $37.0 million; loans on which forbearance agreements were reached amounted to $6.0 million.

The following table presents information regarding the Company’s TDRs as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$9,962	$12,642	$22,604	$10,083	$50,548	$60,631
Commercial real estate	2,137	16,158	18,295	2,198	15,626	17,824
One-to-four family	--	--	--	--	--	--
Acquisition, development, and construction	--	935	935	--	--	--
Commercial and industrial	--	1,203	1,203	1,129	758	1,887
Total	$12,099	$30,938	$43,037	$13,410	$66,932	$80,342

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

In the nine months ended September 30, 2014, the Company classified one ADC loan in the amount of $935,000, one C&I loan in the amount of $499,000, one multi-family loan in the amount of $316,000, and one CRE loan in the amount of $2.1 million, as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the current nine-month period, with the exception of a $334,000 charge-off recorded in connection with aforementioned $2.1 million CRE loan.

At September 30, 2014, none of the loans that had been modified as TDRs during the twelve months ended at that date were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of September 30, 2014:

		Percent of
(dollars in thousands)	Amount	Covered Loans
Loan Category:
One-to-four family	$2,282,064	91.1%
All other loans	222,558	8.9
Total covered loans	$2,504,622	100.0%

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

At September 30, 2014 and December 31, 2013, the unpaid principal balances of covered loans were $3.0 billion and $3.3 billion, respectively. The carrying values of such loans were $2.5 billion and $2.8 billion, respectively, at the corresponding dates.

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

Changes in the accretable yield for covered loans in the nine months ended September 30, 2014 were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$796,993
Reclassification from non-accretable difference	302,617
Accretion	(104,195)
Balance at end of period	$995,415

In the preceding table, the line item “reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent periodic evaluation, the underlying credit assumptions improved which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield. The effect of this increase was partially offset by  the coupon rates on variable rate loans resetting lower, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Covered Loans 90 Days or More Past Due:
One-to-four family	$144,881	$201,425
Other loans	7,900	10,060
Total covered loans 90 days or more past due	$152,781	$211,485

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Covered Loans 30-89 Days Past Due:
One-to-four family	$45,045	$52,250
Other loans	3,931	5,679
Total covered loans 30-89 days past due	$48,976	$57,929

At September 30, 2014, the Company had $49.0 million of covered loans that were 30 to 89 days past due, and covered loans of $152.8 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.3 billion at September 30, 2014 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded a recovery for losses on covered loans of $3.9 million in the three months ended September 30, 2014. The recovery was largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and was partly offset by FDIC indemnification expense of $3.2 million recorded in non-interest income in the corresponding three-month period.

The Company recovered $18.4 million from the allowance for losses on covered loans during the nine months ended September 30, 2014. The recoveries were recorded in connection with an increase in expected cash flows on certain pools of loans acquired in the Company’s FDIC-assisted transactions, and were partly offset by FDIC indemnification expense of $14.7 million, which was recorded in non-interest income in the corresponding nine-month period.

Note 6. Allowances for Loan Losses

The following tables provide information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment, at the dates indicated:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at September 30, 2014:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	126,598	13,146	139,744
Acquired loans with deteriorated credit quality	23,972	21,710	45,682
Total	$150,570	$34,856	$185,426

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2013:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	127,840	14,106	141,946
Acquired loans with deteriorated credit quality	56,705	7,364	64,069
Total	$184,545	$21,470	$206,015

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2014:
Loans individually evaluated for impairment	$66,923	$6,713	$73,636
Loans collectively evaluated for impairment	31,171,683	987,262	32,158,945
Acquired loans with deteriorated credit quality	2,282,064	222,558	2,504,622
Total	$33,520,670	$1,216,533	$34,737,203

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2013:
Loans individually evaluated for impairment	$109,389	$6,996	$116,385
Loans collectively evaluated for impairment	28,859,599	845,731	29,705,330
Acquired loans with deteriorated credit quality	2,529,200	259,418	2,788,618
Total	$31,498,188	$1,112,145	$32,610,333

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014			2013
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$127,840	$14,106	$141,946	$127,934	$13,014	$140,948
Charge-offs	(2,610)	(5,194)	(7,804)	(12,716)	(7,039)	(19,755)
Recoveries	1,368	4,234	5,602	3,580	1,541	5,121
Provision for loan losses	--	--	--	6,851	8,149	15,000
Balance, end of period	$126,598	$13,146	$139,744	$125,649	$15,665	$141,314

Please see “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at September 30, 2014:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance:
Multi-family	$36,148	$43,459	$--	$56,218	$916
Commercial real estate	28,558	30,907	--	29,827	1,136
One-to-four family	1,282	1,281	--	1,061	--
Acquisition, development, and construction	935	1,245	--	467	158
Commercial and industrial	6,713	12,045	--	7,984	235
Total impaired loans with no related allowance	$73,636	$88,937	$--	$95,557	$2,445

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	--	--	--	613	--
One-to-four family	--	--	--	77	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--
Total impaired loans with an allowance recorded	$--	$--	$--	$690	$--

Total impaired loans:
Multi-family	$36,148	$43,459	$--	$56,218	$916
Commercial real estate	28,558	30,907	--	30,440	1,136
One-to-four family	1,282	1,281	--	1,138	--
Acquisition, development, and construction	935	1,245	--	467	158
Commercial and industrial	6,713	12,045	--	7,984	235
Total impaired loans	$73,636	$88,937	$--	$96,247	$2,445

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance:
Multi-family	$78,771	$94,265	$--	$117,208	$1,991
Commercial real estate	30,619	32,474	--	43,566	1,604
One-to-four family	--	--	--	3,611	89
Acquisition, development, and construction	--	--	--	275	--
Commercial and industrial	6,995	34,199	--	6,890	366
Total impaired loans with no related allowance	$116,385	$160,938	$--	$171,550	$4,050

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$2,442	$--
Commercial real estate	--	--	--	900	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--
Total impaired loans with an allowance recorded	$--	$--	$--	$3,342	$--

Total impaired loans:
Multi-family	$78,771	$94,265	$--	$119,650	$1,991
Commercial real estate	30,619	32,474	--	44,466	1,604
One-to-four family	--	--	--	3,611	89
Acquisition, development, and construction	--	--	--	275	--
Commercial and industrial	6,995	34,199	--	6,890	366
Total impaired loans	$116,385	$160,938	$--	$174,892	$4,050

Allowance for Losses on Covered Loans

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. The Company records a provision for (recovery of) losses on covered loans to the extent that the expected cash flows from a loan pool have decreased or increased since the acquisition date. Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses is established. A related credit to non-interest income and an increase in the FDIC loss share receivable is recognized at the same time, and measured based on the applicable loss sharing agreement percentage. Additionally, if there is an increase in expected cash flows due to a decrease in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the increase in the present value of expected cash flows is recorded as a recovery of prior-period impairment charged to earnings, and the allowance for covered loan losses is reduced. A related debit to non-interest income and a decrease in the FDIC loss share receivable is recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

The following table summarizes activity in the allowance for losses on covered loans for the nine months ended September 30, 2014 and 2013:

	For the Nine Months
	Ended September 30,
(in thousands)	2014	2013
Balance, beginning of period	$64,069	$51,311
(Recovery of) provision for losses on covered loans	(18,387)	18,586
Balance, end of period	$45,682	$69,897

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
(in thousands)	2014	2013
Wholesale borrowings:
FHLB advances	$10,312,316	$10,872,576
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	297,000	445,000
Total wholesale borrowings	$14,034,316	$14,742,576
Other borrowings:
Junior subordinated debentures	$358,296	$358,126
Preferred stock of subsidiaries	4,300	4,300
Total other borrowings	$362,596	$362,426
Total borrowed funds	$14,396,912	$15,105,002

At September 30, 2014 and December 31, 2013, the Company had $358.3 million and $358.1 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at those dates. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the qualification of capital securities as Tier 1 capital will be phased out by January 1, 2016.

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

The following junior subordinated debentures were outstanding at September 30, 2014:

		Junior
	Interest Rate	Subordinated	Capital
	of Capital	Debenture	Securities
	Securities and	Carrying	Amount	Date of		First Optional
Issuer	Debentures	Amount	Outstanding	Original Issue	Stated Maturity	Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,370	$138,019	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.834	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.484	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.883	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)
Total junior subordinated debentures		$358,296	$345,519
(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

The Company had MSRs of $237.2 million and $241.0 million, respectively, at September 30, 2014 and December 31, 2013, with both balances consisting entirely of residential MSRs.

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

Up to and including the third quarter of 2013, the Company securitized MSRs in addition to residential MSRs.  Securitized MSRs were carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and were amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs were periodically evaluated for impairment, based on the difference between their carrying amount and their current fair value. If it was determined that impairment existed, the resultant loss was charged to earnings. Reflecting amortization, the Company had no securitized MSRs at December 31, 2013.

The following tables set forth the changes in the balances of residential and securitized MSRs for the periods indicated:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2014		September 30, 2013
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of period	$228,815	$--	$214,959	$97
Additions	9,637	--	18,725	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	13,583	--	6,589	--
Due to other changes (1)	(14,814)	--	(12,168)	--
Amortization	--	--	--	(97)
Carrying value, end of period	$237,221	$--	$228,105	$--
(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2013
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of period	$241,018	$--	$144,520	$193
Additions	23,620	--	73,398	--
Increase (decrease) in fair value:
Due to changes in valuation assumptions	13,091	--	54,437	--
Due to other changes (1)	(40,508)	--	(44,250)	--
Amortization	--	--	--	(193)
Carrying value, end of period	$237,221	$--	$228,105	$--
(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	September 30, 2014	December 31, 2013
Expected weighted average life	88 months	93 months
Constant prepayment speed	8.4%	8.3%
Discount rate	10.0	10.5
Primary mortgage rate to refinance	4.2	4.5
Cost to service (per loan per year):
Current	$63	$53
30-59 days or less delinquent	213	103
60-89 days delinquent	313	203
90-119 days delinquent	413	303
120 days or more delinquent	563	553

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures regarding the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2014		2013
	Pension	Post-Retirement	Pension	Post-Retirement
(in thousands)	Benefits	Benefits	Benefits	Benefits
Components of net periodic (credit) expense:
Interest cost	$1,474	$190	$1,364	$171
Service cost	--	1	--	1
Expected return on plan assets	(4,859)	--	(4,147)	--
Amortization of prior-service loss	--	(62)	--	(62)
Amortization of net actuarial loss	822	118	2,351	164
Net periodic (credit) expense	$(2,563)	$247	$(432)	$274

	For the Nine Months Ended September 30,
	2014		2013
	Pension	Post-Retirement	Pension	Post-Retirement
(in thousands)	Benefits	Benefits	Benefits	Benefits
Components of net periodic (credit) expense:
Interest cost	$4,422	$569	4,092	512
Service cost	--	3	--	3
Expected return on plan assets	(14,577)	--	(12,441)	--
Amortization of prior-service loss	--	(186)	--	(187)
Amortization of net actuarial loss	2,466	354	7,054	493
Net periodic (credit) expense	$(7,689)	$740	$(1,295)	$821

The Company expects to contribute $1.5 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2014. The Company does not expect to make any contributions to its pension plan in 2014.

For additional information regarding the Company’s pension and post-retirement benefits, please see Note 12 to the Consolidated Financial Statements in the Company’s 2013 Annual Report on Form 10-K.

Note 10. Stock-Based Compensation

At September 30, 2014, the Company had a total of 14,460,853 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,374,998 shares of restricted stock in the nine months ended September 30, 2014, with an average fair value of $16.80 per share on the date of grant and a vesting period of five years. The nine-month amount includes 45,500 shares that were granted in the third quarter with an average fair value of $15.71 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $20.7 million and $16.6 million, respectively, in the nine months ended September 30, 2014 and 2013, including $6.8 million and $5.7 million, respectively, in the three months ended at those dates.

A summary of activity with regard to restricted stock awards in the nine months ended September 30, 2014 is presented in the following table:

	For the Nine Months Ended
	September 30, 2014
		Weighted Average
	Number of Shares	Grant Date Fair Value
Unvested at beginning of year	5,043,642	$14.27
Granted	2,374,998	16.80
Vested	(1,327,531)	14.55
Cancelled	(102,300)	15.23
Unvested at end of period	5,988,809	15.19

As of September 30, 2014, unrecognized compensation cost relating to unvested restricted stock totaled $72.9 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

In addition, the Company had the following stock option plans at September 30, 2014: the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2004 Synergy Financial Group Stock Option Plans (all plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the nine months ended September 30, 2014, or the year ended December 31, 2013, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At September 30, 2014, there were 58,560 stock options outstanding. There were no shares available for future issuance under the Stock Option Plans at that date.

The status of the Stock Option Plans at September 30, 2014, and changes that occurred during the nine months ended at that date, are summarized below:

	For the Nine Months Ended
	September 30, 2014
	Number of	Weighted Average
	Stock Options	Exercise Price
Stock options outstanding, beginning of year	126,821	$15.21
Granted	--	--
Exercised	(42,214)	12.69
Expired/forfeited	(26,047)	12.94
Stock options outstanding, end of period	58,560	18.04
Options exercisable, end of period	58,560	18.04

The intrinsic value of stock options outstanding and exercisable at September 30, 2014 was $0. The intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $132,000 and $106,000, respectively.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Total
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Adjustments(1)	Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$20,692	$--	$--	$20,692
GSE CMOs	--	59,075	--	--	59,075
Private label CMOs	--	9,367	--	--	9,367
Total mortgage-related securities	$--	$89,134	$--	$--	$89,134
Other Securities Available for Sale:
Municipal bonds	$--	$1,097	$--	$--	$1,097
Capital trust notes	--	11,609	--	--	11,609
Preferred stock	94,406	28,280	--	--	122,686
Common stock	16,848	1,658	--	--	18,506
Total other securities	$111,254	$42,644	$--	$--	$153,898
Total securities available for sale	$111,254	$131,778	$--	$--	$243,032
Other Assets:
Loans held for sale	$--	$680,147	$--	$--	$680,147
Mortgage servicing rights	--	--	237,221	--	237,221
Interest rate lock commitments	--	--	2,180	--	2,180
Derivative assets-other (2)	3,184	1,269	--	(2,602)	1,851
Liabilities:
Derivative liabilities	$(1,623)	$(1,889)	$--	$3,422	$(90)
(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $3.2 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Total
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Adjustments(1)	Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$25,200	$--	$--	$25,200
GSE CMOs	--	60,819	--	--	60,819
Private label CMOs	--	10,202	--	--	10,202
Total mortgage-related securities	$--	$96,221	$--	$--	$96,221
Other Securities Available for Sale:
Municipal bonds	$--	$1,026	$--	$--	$1,026
Capital trust notes	--	11,798	--	--	11,798
Preferred stock	89,942	26,297	--	--	116,239
Common stock	52,740	2,714	--	--	55,454
Total other securities	$142,682	$41,835	$--	$--	$184,517
Total securities available for sale	$142,682	$138,056	$--	$--	$280,738
Other Assets:
Loans held for sale	$--	$306,915	$--	$--	$306,915
Mortgage servicing rights	--	--	241,018	--	241,018
Interest rate lock commitments	--	--	258	--	258
Derivative assets-other (2)	1,267	5,155	--	(4,848)	1,574
Liabilities:
Derivative liabilities	$(590)	$(7,422)	$--	$7,624	$(388)
(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.3 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans and commercial and industrial loans, none of which was 90 days or more past due at September 30, 2014. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	September 30, 2014			December 31, 2013
			Fair Value			Fair Value
	Fair Value	Aggregate	Carrying Amount	Fair Value	Aggregate	Carrying Amount
	Carrying	Unpaid	Less Aggregate	Carrying	Unpaid	Less Aggregate
(in thousands)	Amount	Principal	Unpaid Principal	Amount	Principal	Unpaid Principal
Loans held for sale	$680,147	$672,945	$7,202	$306,915	$303,805	$3,110

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

	Gain (Loss) Included in Mortgage Banking Income
	from Changes in Fair Value (1)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2014	2013	2014	2013
Loans held for sale	$2,278	$6,892	$9,212	$(7,873)
Mortgage servicing rights	(1,231)	(5,579)	(27,417)	10,187
Total gain (loss)	$1,047	$1,313	$(18,205)	$2,314
(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the nine months ended September 30, 2014 and 2013, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized						Change in
		Gains/(Losses) Recorded in						Unrealized Gains/
	Fair Value					Transfers	Fair Value	(Losses) Related to
	January 1,	Income/	Comprehensive			to/(from)	at Sept. 30,	Instruments Held at
(in thousands)	2014	(Loss)	(Loss) Income	Issuances	Settlements	Level 3	2014	September 30, 2014
Mortgage servicing rights	$241,018	$(27,417)	$--	$23,620	$--	$--	$237,221	$13,091
Interest rate lock commitments	258	1,922	--	--	--	--	2,180	2,180

		Total Realized/Unrealized						Change in
		Gains/(Losses) Recorded in						Unrealized Gains/
	Fair Value					Transfers	Fair Value	(Losses) Related to
	January 1,	Income/	Comprehensive			to/(from)	at Sept. 30,	Instruments Held at
(in thousands)	2013	(Loss)	(Loss) Income	Issuances	Settlements	Level 3	2013	September 30, 2013
Available-for-sale capital securities	$18,569	$--	$2,413	$--	$--	$--	$20,982	$2,413
Mortgage servicing rights	144,520	10,187	--	73,398	--	--	228,105	54,437
Interest rate lock commitments	21,446	(15,256)	--	--	--	--	6,190	6,190
The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Level 3 during the nine months ended September 30, 2014 or 2013. During the nine months ended September 30, 2013, the Company transferred certain preferred stock to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the nine months ended September 30, 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant
	Fair Value at	Valuation	Significant	Unobservable
(dollars in thousands)	Sept. 30, 2014	Technique	Observable Inputs	Input Value
Mortgage Servicing Rights	$237,221	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	8.40%

			Weighted Average Discount Rate	10.00

Interest Rate Lock Commitments	2,180	Discounted Cash Flow	Weighted Average Closing Ratio	72.94
(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2014 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Certain impaired loans	$--	$--	$9,851	$9,851
Other assets (1)	--	18,030	--	18,030
Total	$--	$18,030	$9,851	$27,881
(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Certain impaired loans	$--	$--	$47,535	$47,535
Other assets (1)	--	19,810	--	19,810
Total	$--	$19,810	$47,535	$67,345
(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2014 and December 31, 2013:

	September 30, 2014
			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets		Other		Significant
			for Identical		Observable		Unobservable
	Carrying	Estimated	Assets		Inputs		Inputs
(in thousands)	Value	Fair Value	(Level 1)		(Level 2)		(Level 3)
Financial Assets:
Cash and cash equivalents	$662,537	$662,537	$662,537		$--		$--
Securities held to maturity	7,268,244	7,317,015	--		7,315,978		1,037
FHLB stock (1)	520,445	520,445	--		520,445		--
Loans, net	35,251,352	35,837,523	--		--		35,837,523
Financial Liabilities:
Deposits	$28,307,771	$28,330,141	$21,983,386	(2)	$6,346,755	(3)	$--
Borrowed funds	14,396,912	15,256,216	--		15,256,216		--
(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2013
			Fair Value Measurement Using
			Quoted Prices in		Significant
			Active Markets		Other		Significant
			for Identical		Observable		Unobservable
	Carrying	Estimated	Assets		Inputs		Inputs
(in thousands)	Value	Fair Value	(Level 1)		(Level 2)		(Level 3)
Financial Assets:
Cash and cash equivalents	$644,550	$644,550	$644,550		$--		$--
Securities held to maturity	7,670,282	7,445,244	--		7,438,091		7,153
FHLB stock (1)	561,390	561,390	--		561,390		--
Loans, net	32,727,507	32,628,361	--		--		32,628,361
Financial Liabilities:
Deposits	$25,660,992	$25,712,388	$18,728,896	(2)	$6,983,492	(3)	$--
Borrowed funds	15,105,002	16,058,931	--		16,058,931		--
(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance-Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance-sheet financial instruments were insignificant at September 30, 2014 and December 31, 2013.

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

The Company held derivatives with a notional amount of $2.3 billion at September 30, 2014. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2014:

	September 30, 2014
	Notional	Unrealized(1)
(in thousands)	Amount	Gain	Loss
Treasury options	$552,500	$--	$1,572
Eurodollar futures	125,000	30	--
Treasury futures	25,000	--	51
Forward commitments to sell loans/mortgage-backed securities	602,000	251	1,440
Forward commitments to buy loans/mortgage-backed securities	640,000	1,018	449
Interest rate lock commitments	360,221	2,180	--
Total derivatives	$2,304,721	$3,479	$3,512
(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Treasury options	$(2,580)	$(641)	$(1,525)	$(7,597)
Treasury/Eurodollar futures	(6)	--	100	4
Forward commitments to buy/sell loans/mortgage-backed securities	1,615	(15,070)	8,148	15,814
Total (loss) gain	$(971)	$(15,711)	$6,723	$8,221

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

September 30, 2014
Gross Amounts Not
Offset in the
Consolidated Statement
	Gross	Gross Amounts	Net Amounts of	of Condition
	Amounts of	Offset in the	Assets Presented		Cash
	Recognized	Statement of	in the Statement	Financial	Collateral	Net
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Amount
Derivatives	$6,633	$2,602	$4,031	$--	$--	$4,031

December 31, 2013
Gross Amounts Not
Offset in the
Consolidated Statement
	Gross	Gross Amounts	Net Amounts of	of Condition
	Amounts of	Offset in the	Assets Presented		Cash
	Recognized	Statement of	in the Statement	Financial	Collateral	Net
(in thousands)	Assets	Condition	of Condition	Instruments	Received	Amount
Derivatives	$6,680	$4,848	$1,832	$--	$--	$1,832

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Financial Condition as of the dates indicated:

September 30, 2014
Gross Amounts Not
Offset in the
			Net Amounts of	Consolidated Statement
	Gross	Gross Amounts	Liabilities	of Condition
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Statement of	Statement of	Financial	Collateral	Net
(in thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Derivatives	$3,512	$3,422	$90	$--	$--	$90

December 31, 2013
Gross Amounts Not
Offset in the
			Net Amounts of	Consolidated Statement
	Gross	Gross Amounts	Liabilities	of Condition
	Amounts of	Offset in the	Presented in the		Cash
	Recognized	Statement of	Statement of	Financial	Collateral	Net
(in thousands)	Liabilities	Condition	Condition	Instruments	Received	Amount
Derivatives	$8,012	$7,624	$388	$--	$--	$388

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

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2014, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2014
	Banking	Residential	Total
(in thousands)	Operations	Mortgage Banking	Company
Net interest income	$285,185	$3,844	$289,029
Recovery of loan losses	(3,945)	--	(3,945)
Non-interest income:
Third party (1)	23,989	17,297	41,286
Inter-segment	(3,033)	3,033	--
Total non-interest income	20,956	20,330	41,286
Non-interest expense (2)	130,344	14,851	145,195
Income before income tax expense	179,742	9,323	189,065
Income tax expense	65,329	3,478	68,807
Net income	$114,413	$5,845	$120,258
Identifiable segment assets (period-end)	$48,016,992	$662,780	$48,679,772
(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2014, on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2014
	Banking	Residential	Total
(in thousands)	Operations	Mortgage Banking	Company
Net interest income	$846,440	$10,231	$856,671
Recovery of loan losses	(18,387)	--	(18,387)
Non-interest income:
Third party (1)	82,451	48,663	131,114
Inter-segment	(10,583)	10,583	--
Total non-interest income	71,868	59,246	131,114
Non-interest expense (2)	395,098	44,258	439,356
Income before income tax expense	541,597	25,219	566,816
Income tax expense	203,217	9,399	212,616
Net income	$338,380	$15,820	$354,200
Identifiable segment assets (period-end)	$48,016,992	$662,780	$48,679,772
(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2013, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2013
	Banking	Residential	Total
(in thousands)	Operations	Mortgage Banking	Company
Net interest income	$289,198	$5,033	$294,231
Provision for loan losses	14,467	--	14,467
Non-interest income:
Third party (1)	33,699	17,025	50,724
Inter-segment	(4,578)	4,578	--
Total non-interest income	29,121	21,603	50,724
Non-interest expense (2)	132,391	17,936	150,327
Income before income tax expense	171,461	8,700	180,161
Income tax expense	62,674	3,287	65,961
Net income	$108,787	$5,413	$114,200
Identifiable segment assets (period-end)	$45,073,642	$690,491	$45,764,133
(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2013, on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2013
	Banking	Residential	Total
(in thousands)	Operations	Mortgage Banking	Company
Net interest income	$850,939	$18,352	$869,291
Provision for loan losses	33,587	--	33,587
Non-interest income:
Third party (1)	112,256	67,764	180,020
Inter-segment	(12,795)	12,795	--
Total non-interest income	99,461	80,559	180,020
Non-interest expense (2)	398,519	59,569	458,088
Income before income tax expense	518,294	39,342	557,636
Income tax expense	187,341	14,903	202,244
Net income	$330,953	$24,439	$355,392
Identifiable segment assets (period-end)	$45,073,642	$690,491	$45,764,133
(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

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

—	changes in the quality or composition of our loan or securities portfolios;
—	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
—	our use of derivatives to mitigate our interest rate exposure;
—	changes in competitive pressures among financial institutions or from non-financial institutions;
—	changes in deposit flows and wholesale borrowing facilities;
—	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
—	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
—	changes in our customer base or in the financial or operating performances of our customers’ businesses;
—	any interruption in customer service due to circumstances beyond our control;
—	our ability to retain key personnel;
—	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;
—	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;
—	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
—	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
—	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY;

TOTAL ASSETS AND TANGIBLE ASSETS; AND THE RELATED MEASURES

Although tangible stockholders’ equity and tangible assets are not measures that are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”), management uses these non-GAAP measures in their analysis of our performance. We believe that these non-GAAP measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets.

Tangible stockholders’ equity, tangible assets, and the related tangible capital measures, should not be considered in isolation or as a substitute for stockholders’ equity or any other capital measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP capital measures may differ from that of other companies reporting measures of capital with similar names.

Reconciliations of our stockholders’ equity and tangible stockholders’ equity; our total assets and tangible assets; and the related capital measures at September 30, 2014 and December 31, 2013 follow:

	September 30,	December 31,
(dollars in thousands)	2014	2013
Stockholders’ Equity	$5,777,998	$5,735,662
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles, net	(9,816)	(16,240)
Tangible stockholders’ equity	$3,332,051	$3,283,291

Total Assets	$48,679,772	$46,688,287
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles, net	(9,816)	(16,240)
Tangible assets	$46,233,825	$44,235,916

Stockholders’ equity to total assets	11.87%	12.29%
Tangible stockholders’ equity to tangible assets	7.21%	7.42%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 242 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 30 branches in Metro New York. With assets of $48.7 billion at September 30, 2014, we rank among the 20 largest U.S. bank holding companies, and with deposits of $28.3 billion at that date, we rank among its 25 largest depositories.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In support of this mission, we maintain a business model that has been consistent over the course of decades, as described below:

—	We originate multi-family loans on non-luxury apartment buildings in New York City that are subject to rent regulation and feature below-market rents;
—	We underwrite our loans in accordance with conservative credit standards in order to maintain a high level of asset quality;

—	We operate at a high level of efficiency; and
—	We primarily grow through accretive acquisitions of other financial institutions, branches, and/or deposits.

The merits of this time-tested business model are reflected in the following achievements:

—	We are the leading producer of multi-family loans for portfolio in New York City;
—	We have produced a consistent record of above-average asset quality;
—	We consistently rank among the nation’s most efficient bank holding companies; and
—	We have generated solid earnings and maintained a consistent position of capital strength.

In January 2010, we added a fifth component to our business model: originating one-to-four family mortgage loans for sale, servicing retained, primarily to government-sponsored enterprises (“GSEs”).

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest. For example, the yield on our multi-family and commercial real estate (“CRE”) loans is typically tied to the five-year Constant Maturity Treasury rate (the “CMT”). In the third quarter of 2014, the average five-year CMT rose to 1.70% from 1.66% in the trailing quarter and from 1.50% in the year-earlier three months. The highs in the respective quarters were 1.85%, 1.80%, and 1.85%, and the lows were 1.55%, 1.50%, and 1.31%, respectively.

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

The impact of market interest rates on our multi-family and CRE lending is far less overt than the impact on our production of one-to-four family mortgage loans. For example, in the three and nine months ended September 30, 2014, we originated multi-family loans of $1.6 billion and $5.7 billion, representing 63.4% and 68.8%, respectively, of the held-for-investment loans we produced during that time. Reflecting the volume of loans we produced, and the offsetting impact of repayments, our portfolio of multi-family loans grew 2.5% and 10.4%, respectively, from the balances at the end of June 2014 and December 2013, to $22.9 billion at September 30, 2014.

In addition, because the multi-family and CRE loans we produce generate prepayment penalty income when they refinance or prepay, the impact of such activity can be meaningful. In the third quarter of 2014, prepayment penalty income rose $6.1 million sequentially, to $25.4 million, and the contribution to our margin rose six basis points to 24 basis points. Reflecting the increase in prepayment penalty income and its contribution to our margin, our net interest income rose $5.5 million sequentially to $289.0 million in the current third quarter, and our net interest margin rose three basis points to 2.69%.

Also less overt, but nonetheless impacting our operations, has been the significant increase in regulation and supervision required under the Dodd-Frank Act, which was designed to reduce the risk of another economic crisis of the magnitude the nation experienced in 2008. Under the Dodd-Frank Act, a financial institution with assets that average $50 billion or more over four consecutive quarters is considered to be a “Systemically Important Financial Institution” (“SIFI”) and consequently is subject to far greater regulation (and the ramifications thereof) than those institutions that are not. With assets of $48.6 billion at June 30, 2014, management took steps in the three months ended September 30, 2014 to limit the Company’s balance sheet growth.

For example, while we grew our portfolios of held-for-investment multi-family and CRE loans on a linked-quarter basis, the growth of these portfolios was partially offset by a reduction in the portfolio of held-for-investment one-to-four family loans. During the quarter, $109.2 million of one-to-four family loans were transferred to “held for sale” and subsequently sold. An additional $397.3 million of one-to-four family and commercial and industrial (“C&I”) loans were transferred to “held for sale” from “held for investment” in the third quarter, and we expect these loans to be sold in the fourth quarter of this year.

Reflecting these actions, total assets grew $75.0 million over the course of the quarter to $48.7 billion at September 30, 2014. It is currently our intention to remain below the SIFI threshold until such time as we can exceed it in connection with a significant, earnings-accretive business combination.

Another way our operations have been impacted by the Dodd-Frank legislation has been the allocation of significant resources to enhance our enterprise risk management program and our capital planning process, including through the stress testing of our financial results.

Notwithstanding the impact of such compliance-related expenses, we continue to operate efficiently. In the three months ended September 30, 2014, operating expenses fell $2.6 million sequentially to $143.2 million, representing 1.18% of average assets and contributing to an efficiency ratio of 43.35%. The efficiency ratio indicates the percentage of a company’s pre-tax revenues (i.e., its net interest income and non-interest income) that is used to meet its operating expenses. The lower the percentage, the more efficient a company is.

Because of our unique lending niche and our conservative underwriting standards, the losses on loans we experienced during and since the 2008 economic crisis have been well below the averages for our industry peers. At the end of September, our asset quality measures included a 0.31% ratio of non-performing non-covered assets to total non-covered assets, and a 0.25% ratio of non-performing non-covered loans to total non-covered loans. In addition, we recorded net recoveries of $271,000 in the three months ended September 30, 2014.

While the markets we serve have experienced economic improvement, the pace of that improvement appears to have been slower in the current third quarter than it was in the year-earlier three months. Furthermore, while certain economic indicators suggest a strong improvement, certain other economic indicators are not quite as strong.

For example, the following table presents the unemployment rates for the United States in our key deposit markets in the months ended September 30, 2014, December 31, 2013, and September 30, 2013. Unemployment declined year-over-year in all of these markets and sequentially in all but one:

	For the Month Ended
	September 30, 2014	December 31, 2013	September 30, 2013
Unemployment rate:
United States	5.9%	6.7%	7.2%
New York City	6.1	7.5	8.5
Arizona	6.8	7.3	8.3
Florida	6.1	5.9	6.9
New Jersey	6.3	6.7	8.2
New York	5.6	6.6	7.4
Ohio	5.1	6.6	7.2

(Source: U.S. Department of Labor)

Yet another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	September 2014	December 2013	September 2013
Change in prices:	1.7%	1.5%	1.2%

The recovery is also reflected in the S&P/Case-Shiller Home Price Index for the twelve months ended August 2014, December 2013, and September 2013. Home prices rose 5.1% across the U.S. in the twelve months ended August 2014, as compared to 11.3% and 11.2%, respectively, in the twelve months ended December 2013 and September 2013. Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is a particularly important economic indicator for the Company.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 467,000 in September 2014, according to estimates set forth in a U.S. Commerce Department report issued on October 24, 2014. The September 2014 rate was 0.2% higher than the rate reported in August 2014 and 17.0% above the rate reported in September 2013.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 80.4% of our multi-family loans and 88.5% of our CRE loans are secured by properties in New York State, with Manhattan accounting for 34.0% and 51.9% of our multi-family and CRE loans, respectively. As reflected in the following table, rental vacancy rates have improved in these markets over the indicated periods:

	For the Three Months Ended
	September 30, 2014	December 31, 2013	September 30, 2013
Residential rental vacancy rate in New York:	3.8	5.8	5.8
Manhattan office vacancy rate:	10.1	11.1	11.8

In addition, the Consumer Confidence Index® moved up to 86.0 in September 2014 from 78.1 in December 2013 and from 79.7 in September 2013. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

On October 21, 2014, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 20, 2014 to shareholders of record at the close of business on November 7, 2014.

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

Investment Securities

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that we have the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in “Accumulated other comprehensive loss, net of tax” (“AOCL”).

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

Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the nine months ended September 30, 2014.

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

Balance Sheet Summary

Total assets rose $2.0 billion, or 4.3%, from the balance at the end of December to $48.7 billion at September 30, 2014. The increase was largely the net effect of a $2.5 billion rise in total loans, net to $35.3 billion, and a $439.7 million decline in total securities to $7.5 billion. Loans, net represented 72.4% of total assets at the end of September and securities represented 15.4%.

The nine-month rise in total assets and loans was largely funded by a $2.6 billion, or 10.3%, increase in total deposits to $28.3 billion, which occurred in tandem with a $708.1 million decline in borrowed funds to $14.4 billion. Reflecting the nine-month increase, deposits represented 58.2% of total assets at the end of September, as compared to 55.0% at December 31st. Conversely, borrowed funds represented 29.6% of total assets at the end of September, as compared to 32.4% at the end of 2013.

Stockholders’ equity rose $42.3 million in the first nine months of this year to $5.8 billion, representing 11.87% of total assets and a book value of $13.05 per share at September 30th. Tangible stockholders’ equity rose $48.8 million during this time, to $3.3 billion, representing 7.21% of tangible assets and a tangible book value of $7.53 per share. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity; total assets and tangible assets; and the related capital measures that appear earlier in this report.)

Loans

At September 30, 2014, loans, net represented $35.3 billion, or 72.4%, of total assets, a $2.5 billion increase from the balance at December 31, 2013. Included in the September 30th amount were covered loans, net of $2.5 billion; non-covered loans held for investment, net of $32.1 billion; and non-covered loans held for sale of $680.1 million, as more fully described below.

Covered Loans

“Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At September 30, 2014, covered loans represented $2.5 billion, or 7.1%, of the total loan balance, a $284.0 million reduction from the balance at December 31, 2013. The reduction was primarily due to repayments.

One-to-four family loans represented $2.3 billion of total covered loans at the end of September, with all other loan types (primarily consisting of home equity lines of credit, or “HELOCs”) representing $222.6 million, combined.

Covered one-to-four family loans include both fixed and adjustable rate loans. At September 30, 2014, $1.8 billion, or 70.8%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.31%. The remainder of the covered loan portfolio consisted of fixed rate loans at that date. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at September 30, 2014:

(in thousands)
California	$434,993
Florida	426,784
Arizona	201,449
Ohio	160,307
Massachusetts	118,503
Michigan	113,138
Illinois	88,534
New York	85,869
Maryland	66,141
Nevada	59,374
New Jersey	59,085
Minnesota	54,536
Colorado	54,534
All other states	581,375
Total covered loans	$2,504,622

Non-Covered Loans Held for Investment

Non-covered loans held for investment represented $32.3 billion, or 91.0%, of total loans at the end of September, reflecting a $2.4 billion, or 8.1%, increase from the balance at December 31, 2013. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans, with C&I loans comprising the bulk of the “other” loan portfolio. The vast majority of our non-covered loans held for investment consist of loans that we ourselves originated or, in some cases, acquired in business combinations prior to 2009.

In the first nine months of 2014, originations of held-for-investment loans totaled $8.3 billion, exceeding the year-earlier nine-month volume by $229.6 million, or 2.8%. Included in the current nine-month amount were third-quarter originations of $2.6 million, down $271.8 million and $775.5 million from the volumes recorded in the trailing and year-earlier three months, respectively.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $5.7 billion, or 68.8%, of the total loans we produced in the first nine months of this year for investment, exceeding the year-earlier nine-month volume by $138.2 million. Included in the current nine-month amount were third quarter originations of $1.6 billion, reflecting a linked-quarter decrease of $465.0 million and a $972.9 million decrease year-over-year. The year-over-year decline was primarily due to the origination of multi-family loans totaling $450.0 million collateralized by ten related properties in the third quarter of 2013.

At September 30, 2014, the balance of multi-family loans represented $22.9 billion, or 70.9%, of total non-covered loans held for investment, a $2.2 billion increase from the balance at December 31, 2013. The average multi-family loan had a principal balance of $4.8 million at the end of September, as compared to $4.5 million at December 31st.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At September 30, 2014 and December 31, 2013, the expected weighted average life of the multi-family loan portfolio was 2.8 years and 2.9 years, respectively.

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

At September 30, 2014, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 75.3% of our multi-family loans were secured by buildings in New York City, with Manhattan accounting for the largest share. While 5.0% of our multi-family loans were secured by buildings in other New York State counties, including those on Long Island, 19.6% of multi-family loans were secured by buildings in other states, including those served by our retail branch offices outside New York.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce. Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative loan-to-value ratios (“LTVs”) our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses, even when the credit cycle has taken a downward turn.

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service and depreciation; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property (i.e., the LTV). The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property and typically feature an amortization period of 30 years, in some cases with an initial interest-only period. In addition to typically requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

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

Commercial Real Estate Loans

In the first nine months of 2014, CRE loans represented $1.2 billion, or 15.0%, of total loans originated for investment, down $86.3 million from the volume produced in the first nine months of 2013. Included in the current nine-month amount were third-quarter originations of $434.2 million, reflecting a sequential increase of $97.8 million and a year-over-year increase of $161.3 million.

CRE loans totaled $7.7 billion at the end of September, reflecting a $296.5 million increase from the balance at December 31st. The September 30th balance represented 23.8% of total loans held for investment, while the year-end balance represented 24.7%. At September 30, 2014 and December 31, 2013, the average CRE loan had a principal balance of $4.9 million and $4.7 million, respectively.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2014, 72.7% of our CRE loans were secured by properties in New York City—primarily in Manhattan—while properties on Long Island accounted for 13.2%. Other counties in the State of New York were home to 2.6% of CRE loans outstanding, while all other states accounted for 11.5% of outstanding CRE loans.

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

Prepayment penalties apply to our CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the expected weighted average life of the CRE portfolio was 3.4 years and 3.3 years, respectively, at September 30, 2014 and December 31, 2013.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and typically requires a minimum DSCR of 130% and a maximum LTV of 65%. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and an assignment of the rents and leases.

One-to-Four Family Loans

We originate agency-conforming one-to-four family loans through our mortgage banking operation. The vast majority of the one-to-four family loans we produce are aggregated for sale with others produced by our mortgage banking clients throughout the nation. These loans are generally sold, servicing retained, to GSEs. (For more detailed information about our production of one-to-four family loans for sale, please see “Non-Covered Loans Held for Sale” later in this discussion and analysis.)

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

While the balance of one-to-four family loans held for investment was $690.0 million at the end of June and $560.7 million at the end of December, we reduced the balance of such loans to $404.8 million at September 30, 2014. The reduction reflects $109.2 million of one-to-four family loans that were transferred to held for sale and sold in the third quarter, and the transfer of another $236.0 million of one-to-four family loans to held for sale that are expected to be sold in the fourth quarter of this year.

Acquisition, Development, and Construction Loans

ADC loans represented $310.6 million, or 0.96%, of total loans held for investment at the end of September, down $33.5 million from the balance at December 31st. In the nine months ended September 30, 2014, we originated ADC loans of $79.4 million, a $48.1 million reduction from the volume produced in the year-earlier nine-month period. Included in the current nine-month amount were third quarter originations of $6.9 million, as compared to $16.5 million and $45.1 million, respectively, in the trailing and year-earlier three months.

At September 30, 2014, 69.0% of the loans in our ADC portfolio were for land acquisition and development; the remaining 31.0% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Loan terms vary based upon the scope of the construction, and generally range from 18 to 24 months; they also feature a floating rate of interest tied to prime, with a floor. In addition, 78.0% of the loans in our ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the nine months ended September 30, 2014 and 2013, we recovered losses against guarantees of $124,000 and $777,000, respectively; included in the current nine-month total were third-quarter recoveries against guarantees of $44,000.

The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the estimated cost of construction; and the estimated time to complete and/or sell or lease such property. If the appraised value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. At September 30, 2014, 0.75% of the loans in our ADC loan portfolio were non-performing, consistent with the percentage at December 31, 2013.

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

Other Loans

Other loans are primarily comprised of commercial and industrial (“C&I”) loans that fall into either of two categories: specialty finance loans and leases and other C&I loans. The remainder of the “other loan” portfolio consists primarily of home equity loans and lines of credit, as well as consumer loans, most of which were originated by our pre-2009 merger partners prior to their joining the Company. We currently do not offer home equity loans or lines of credit.

In the first nine months of 2014, we originated other loans held for investment of $997.5 million, as compared to $701.2 million in the first nine months of 2013. Included in the current nine-month amount were third-quarter originations of $418.4 million, exceeding the volumes in the trailing and year-earlier quarters by $96.8 million and $115.3 million, respectively. Largely reflecting the increase in production, the balance of other loans rose to $994.0 million at the end of September from $852.7 million at December 31st. The respective amounts represented 3.1% and 2.9% of total loans held for investment, and included C&I loans of $960.0 million and $813.7 million, respectively. The nine-month rise in other loans held for investment was somewhat tempered by the transfer of C&I loans totaling $161.2 million to loans held for sale at September 30, 2014.

C&I loans accounted for $992.6 million and $695.6 million of the other loans we originated in the first nine months of 2014 and 2013, respectively. Included in the current nine-month amount were third quarter originations of $416.7 million, exceeding the trailing-quarter volume by $96.9 million and the year-earlier volume by $115.9 million. The increase in C&I originations was largely attributable to the establishment of NYCB Specialty Finance Company, LLC, in the second quarter of 2013.

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

The pricing of our asset-based and dealer floor plan loans are at floating rates tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over Treasuries. At September 30, 2014 and December 31, 2013, specialty finance loans and leases represented $471.8 million and $172.7 million of total C&I loans outstanding, including equipment leases of $135.8 million and $101.4 million, respectively. In addition, originations of specialty finance loans and leases totaled $552.2 million in the current nine-month period, including $258.0 million in the third quarter of this year.

The other C&I loans we produce are primarily made to small, mid-size, and upper middle-market businesses in the five boroughs of New York City, as well as Long Island and New Jersey. Other C&I loans represented $488.2 million of total C&I loans held for investment at the end of September, and $440.4 million of total C&I loan originations in the first nine months of this year.

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

In accordance with the Banks’ policies, all loans are reviewed by the Mortgage Committee or the Credit Committee, as applicable, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At September 30, 2014, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at that date. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of the date of this report, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2014:

	At September 30, 2014
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,773,229	34.00%	$3,972,941	51.86%
Brooklyn	4,102,852	17.95	625,084	8.16
Bronx	2,732,395	11.95	207,257	2.70
Queens	2,533,974	11.08	716,127	9.35
Staten Island	66,902	0.29	44,623	0.58
Total New York City	$17,209,352	75.27%	$5,566,032	72.65%
Long Island	463,551	2.03	1,012,503	13.22
Other New York State	699,345	3.06	199,010	2.60
All other states	4,490,247	19.64	883,231	11.53
Total	$22,862,495	100.00%	$7,660,776	100.00%

At September 30, 2014, the largest concentration of one-to-four family loans held for investment was located in California and totaled $331.6 million; the largest concentration of ADC loans held for investment was located in New York City and totaled $242.3 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

Non-covered loans held for sale totaled $680.1 million at the end of September, exceeding the June 30th balance by $371.3 million and the December 31st balance by a modestly higher amount. While the June 30th and December 31st balances consisted entirely of one-to-four family loans that were originated for that purpose, the September 30th balance included $397.3 million of jumbo hybrid one-to-four family loans and certain C&I loans that were previously held for investment, as well as $282.8 million of one-to-four family loans that were originated for sale.

Although one-to-four family loans represented a modest 1.3% of total loans held for investment at the end of the current third quarter, we are actively engaged in the origination of one-to-four family loans for sale. Our mortgage banking operation serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans throughout the United States.

With refinancing activity largely constrained by higher mortgage interest rates in the residential real estate market, originations of one-to-four family loans held for sale totaled $2.1 billion in the current nine-month period, as compared to $5.5 billion in the year-earlier nine months. Included in the current nine-month amount were third-quarter originations of $817.1 million, as compared to $743.3 million and $1.1 billion, respectively, in the trailing and year-earlier three months.

The vast majority of the held-for-sale loans we produce are agency-conforming loans sold to GSEs. To a much lesser extent, we utilize our mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Of the loans we originated for sale in the first nine months of 2014, all but $147.6 million, or 7.0%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

To mitigate the risks inherent in originating and selling residential mortgage loans, we utilize proprietary processes and technologies, and third-party software application tools, that seek to ensure that the loans meet investors’ program eligibility, underwriting, and collateral requirements. In addition, compliance verification and fraud detection tools are utilized throughout the processing, underwriting, and loan closing stages to assist in the determination that the loans we originate and acquire are in compliance with applicable local, state, and federal laws and regulations. Controlling, auditing, and validating the data upon which the credit decision is made (and the loan documents created) substantially mitigates the risk of our originating or acquiring a loan that subsequently is deemed to be in breach of loan sale representations and warranties made by us to loan investors.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At September 30, 2014 and 2013, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.4 million and $8.8 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(in thousands)
Balance, beginning of period	$8,385	$8,825	$8,460	$8,272
Repurchase losses	--	--	(75)	(37)
Provision for repurchase losses:
Loan sales	--	--	--	590
Change in estimates	--	--	--	--
Balance, end of period	$8,385	$8,825	$8,385	$8,825

Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable management judgment. However, we believe that the amount and range of reasonably possible losses in excess of our reserve would not be material to our financial condition or results of operations.

GSE Repurchase and Indemnification Requests Outstanding

The following table sets forth our GSE indemnification and repurchase requests outstanding during the periods indicated:

	For the Three Months Ended September 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	20	$4,886	16	$4,549
New repurchase requests (2)	25	5,435	8	1,691
Successful rebuttal/rescission	(18)	(3,906)	(6)	(1,562)
New indemnifications (3)	--	--	(3)	(777)
Loan repurchases	(1)	(224)	(1)	(201)
Balance, end of period (4)	26	$6,191	14	$3,700

	For the Nine Months Ended September 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	18	$4,057	20	$5,073
New repurchase requests (2)	63	14,324	55	12,637
Successful rebuttal/rescission	(44)	(9,386)	(51)	(11,867)
New indemnifications (3)	--	--	(5)	(1,101)
Loan repurchases	(11)	(2,804)	(5)	(1,042)
Balance, end of period (4)	26	$6,191	14	$3,700
(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)

Of the twenty-six period-end requests as of September 30, 2014, twenty-five were from Fannie Mae and one was from Freddie Mac. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase a loan.

Indemnified and Repurchased Loans Outstanding

The following table sets forth the activity of our indemnified and repurchased loans outstanding during the periods indicated:

	For the Three Months Ended September 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	36	$8,612	16	$3,383
New indemnifications	--	--	3	777
New repurchases	1	224	1	201
Transfer to other real estate owned	(3)	(545)	--	--
Principal payoffs	(3)	(674)	(1)	(178)
Principal payments	--	(45)	--	(162)
Balance, end of period (1)	31	$7,572	19	$4,021

	For the Nine Months Ended September 30,
	2014		2013
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	29	$7,143	12	$2,286
New indemnifications	--	--	5	1,101
New repurchases	11	2,804	5	1,042
Transfer to other real estate owned	(3)	(545)	--	--
Principal payoffs	(6)	(1,589)	(3)	(286)
Principal payments	--	(241)	--	(201)
Modifications/other	--	--	--	79
Balance, end of period (1)	31	$7,572	19	$4,021
(1)

Of the thirty-one loans at September 30, 2014, eighteen loans, with an aggregate balance of $4.0 million, were repurchased and are now held for investment. The other thirteen loans, with an aggregate balance of $3.6 million, were indemnified and are all performing as of the date of this report.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At September 30, 2014, we had outstanding loan commitments of $2.9 billion, reflecting a $245.5 million increase from the balance at the end of June. Commitments to originate loans held for investment represented $2.6 billion of the September 30th total, and commitments to originate loans held for sale represented the remaining $360.5 million. At June 30, 2014, the respective commitments were $2.3 billion and $419.6 million.

Multi-family and CRE loans together represented $1.6 billion of held-for-investment loan commitments at the end of September, while one-to-four family, ADC, and other loans represented $371.9 million, $298.7 million, and $714.8 million, respectively. Included in the latter amount were C&I loan commitments of $659.6 million, including commitments to originate $266.6 million of specialty finance loans and leases.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $186.6 million at September 30, 2014, as compared to $213.7 million at December 31, 2013.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

The quality of our assets was once again reflected in our ratio of non-performing non-covered assets to total non-covered assets and our ratio of non-performing non-covered loans to total non-covered loans at September 30, 2014.

Non-performing non-covered assets declined $30.2 million, or 17.2%, in the first nine months of this year, to $144.8 million, representing 0.31% of total non-covered assets at September 30, 2014. The comparable ratio at the end of December was 0.40%.

The nine-month decline in non-performing non-covered assets was attributable to a $22.5 million, or 21.7%, decrease in non-performing non-covered loans to $81.0 million, and a $7.7 million, or 10.7%, decline in non-covered OREO to $63.7 million. Non-performing non-covered loans represented 0.25% of total non-covered loans at the end of September, as compared to 0.35% at December 31st.

The nine-month reduction in non-performing non-covered assets and loans was primarily due to a $28.5 million decline in non-performing multi-family loans to $29.9 million, reflecting a group of multi-family buildings in the amount of $32.2 million that was classified as OREO in the second quarter and subsequently sold at a gain at the end of June.

On a linked-quarter basis, non-performing non-covered assets fell a modest $1.0 million as a $3.4 million decrease in non-covered OREO from the June 30th balance exceeded the impact of a $2.4 million increase in non-performing non-covered loans.

The following table sets forth the changes in non-performing non-covered loans over the nine months ended September 30, 2014:

(in thousands)
Balance at December 31, 2013	$103,537
New non-accrual	53,237
Charge-offs	(2,335)
Transferred to other real estate owned	(37,540)
Loan payoffs, including dispositions and principal pay-downs	(31,684)
Restored to performing status	(4,196)
Balance at September 30, 2014	$81,019

In addition, the balance of non-covered loans 30 to 89 days past due fell $30.7 million, or 82.7%, from the end of December to $6.4 million at September 30, 2014. As a result, total non-covered delinquencies amounted to $151.2 million at the end of September, reflecting a nine-month decline of $60.9 million, or 28.7%.

The nine-month decline in loans 30 to 89 days past due was driven by a $31.2 million, or 92.5%, decrease in multi-family loans to $2.5 million, together with a $1.7 million decline in CRE loans to $164,000. The benefit of these nine-month declines was tempered by a $1.4 million rise in one-to-four family loans to $2.5 million and a more modest rise in other loans to $1.3 million. Notably, there were no ADC loans 30 to 89 days past due at September 30, 2014, June 30, 2014, or December 31, 2013. The decline in multi-family loans 30 to 89 days past due was largely attributable to the disposition of two multi-family loans totaling $30.9 million in the first quarter of this year.

On a linked-quarter basis, loans 30 to 89 days past due rose $2.4 million, as a modest decline in CRE loans was exceeded by an increase in multi-family, one-to-four family, and other loans.

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2014 and December 31, 2013, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2014. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

Other C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying an “other C&I” loan may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the operating results of the business. Accordingly, personal guarantees are also a normal requirement for other C&I loans.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded net recoveries of $271,000 and $112,000, respectively, in this year’s third and second quarters, as compared to net charge-offs of $4.4 million, representing 0.01% of average loans, in the third quarter of 2013.

In the nine months ended September 30, 2014, we recorded net charge-offs of $2.2 million, in contrast to $14.6 million in the year-earlier nine months. Most of the improvement occurred in the portfolios of multi-family, ADC, and other loans.

Reflecting the low level of net charge-offs in the first nine months of this year, and the absence of any non-covered loan loss provisions, the allowance for losses on non-covered loans was $139.7 million at the end of September as compared to $141.9 million at December 31st. The allowance for losses on non-covered loans represented 0.43% of total non-covered loans at September 30, 2014 and 172.48% of non-performing non-covered loans at that date. Based upon all relevant and available information as of September 30, 2014, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, at September 30, 2014, one-to-four family loans, ADC loans, and other loans represented 1.3%, 0.96%, and 3.1%, respectively, of total non-covered loans held for investment, as compared to 2.0%, 1.2%, and 2.9% at December 31, 2013. Furthermore, 2.6%, 0.75%, and 0.96% of one-to-four family loans, ADC loans, and other loans, respectively, were non-performing at September 30, 2014.

The following tables present the number and amount of non-performing CRE and multi-family loans by originating bank at September 30, 2014 and December 31, 2013:

As of September 30, 2014	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	15	$29,643	25	$21,664
New York Commercial Bank	1	299	3	6,922
Total for New York Community Bancorp	16	$29,942	28	$28,586

As of December 31, 2013	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	21	$58,093	23	$15,898
New York Commercial Bank	1	302	5	8,652
Total for New York Community Bancorp	22	$58,395	28	$24,550

The following table presents information about our five largest non-performing loans at September 30, 2014, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	Multi-Family	CRE	Multi-Family	CRE
Origination Date	1/05/06	5/23/11(1)	Various(2)	6/10/10	9/12/05
Origination Balance	$12,640,000	$50,708,107	$6,121,180	$3,600,000	$4,300,000
Full Commitment Balance (3)	$12,640,000	$50,708,107	$6,121,180	$3,600,000	$4,300,000
Balance at September 30, 2014	$10,405,022	$9,218,056	$6,041,605	$3,138,781	$2,860,688
Associated Allowance	None	None	None	None	None
Non-Accrual Date	March 2014	May 2013	December 2010	September 2014	September 2013
Origination LTV	79%	85%	78%	67%	73%
Current LTV	91%	65%	66%	58%	55%
Last Appraisal	March 2014	January 2014	September 2014	September 2014	November 2013
(1)

Loan No. 2 consists of various loans with origination dates extending as far back as 2006 that were restructured into a TDR on May 23, 2011. The Company completed foreclosures on 30 of the 32 collateral properties, thereby reducing the balance to the level reflected in the table at September 30, 2014.

(2)

Loan No. 3 includes three loans: one with an origination date of September 20, 2000 and two with an origination date of September 10, 2003. These loans were restructured into a non-accrual TDR on December 1, 2010.

(3)	The full commitment balance represents the original amount committed to the borrower; however, due to the delinquency status of the loan, no additional funds can be advanced.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of the five loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -40.

No. 1 – The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex with 314 residential units and four retail stores in Atlantic City, New Jersey.

No. 2 – The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by two multi-family complexes with 217 residential units in Hartford, Connecticut.

No. 3 – The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 114,000-square foot commercial building in Plainview, New York.

No. 4 – The borrower is an owner of real estate and is based in New York. This loan is collateralized by a multi-family building with 40 residential units in Hempstead, New York.

No. 5 – The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a 33,040-square foot medical/professional office building in Raritan, New Jersey.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months.

At September 30, 2014, loans modified as TDRs totaled $43.0 million, including accruing loans of $12.1 million and non-accrual loans of $30.9 million. Loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $37.0 million; loans in connection with which forbearance agreements were reached totaled $6.0 million. At December 31, 2013, the balance of loans modified as TDRs was $80.3 million, including accruing loans and non-accrual loans of $13.4 million and $66.9 million, respectively.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans were 90.0% and 75.0%, respectively, at the end of September; in addition, our success rate was 100% for all other loan types at quarter-end.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of September 30, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$9,962	$12,642	$22,604
Commercial real estate	2,137	16,158	18,295
One-to-four family	--	--	--
Acquisition, development, and construction	--	935	935
Commercial and industrial	--	1,203	1,203
Total	$12,099	$30,938	$43,037

The following table presents information regarding our TDRs as of December 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,083	$50,548	$60,631
Commercial real estate	2,198	15,626	17,824
One-to-four family	--	--	--
Acquisition, development, and construction	--	--	--
Commercial and industrial	1,129	758	1,887
Total	$13,410	$66,932	$80,342

The following table sets forth the changes in TDRs over the nine months ended September 30, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2013	$13,410	$66,932	$80,342
New TDRs	--	4,347	4,347
Charge-offs	--	(334)	(334)
Transferred from accruing to non-accrual	--	--	--
Transferred to other real estate owned	--	(32,194)	(32,194)
Loan payoffs, including dispositions and principal pay-downs	(1,311)	(7,813)	(9,124)
Balance at September 30, 2014	$12,099	$30,938	$43,037

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2014, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at September 30, 2014 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at September 30, 2014 and December 31, 2013. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

	At or For the	At or For the
	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2014	December 31, 2013
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$141,946	$140,948
Provision for losses on non-covered loans	--	18,000
Charge-offs:
Multi-family	(755)	(12,922)
Commercial real estate	(1,615)	(3,489)
One-to-four family	(240)	(351)
Acquisition, development, and construction	--	(1,503)
Other loans	(5,194)	(7,092)
Total charge-offs	(7,804)	(25,357)
Recoveries	5,602	8,355
Net charge-offs	(2,202)	(17,002)
Balance at end of period	$139,744	$141,946
Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$29,942	$58,395
Commercial real estate	28,586	24,550
One-to-four family	10,575	10,937
Acquisition, development, and construction	2,328	2,571
Total non-accrual non-covered mortgage loans	71,431	96,453
Other non-accrual non-covered loans	9,588	7,084
Total non-performing non-covered loans (1)	$81,019	$103,537
Non-covered other real estate owned (2)	63,738	71,392
Total non-performing non-covered assets	$144,757	$174,929
Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.25%	0.35%
Non-performing non-covered assets to total non-covered assets	0.31	0.40
Allowance for losses on non-covered loans to non-performing non-covered loans	172.48	135.10
Allowance for losses on non-covered loans to total non-covered loans	0.43	0.48
Net charge-offs during the period to average loans outstanding during the period (3)	0.01 (4)	0.05
Loans 30-89 Days Past Due:
Multi-family	$2,516	$33,678
Commercial real estate	164	1,854
One-to-four family	2,451	1,076
Acquisition, development, and construction	--	--
Other loans	1,274	481
Total loans 30-89 days past due(5)	$6,405	$37,089
(1)	The September 30, 2014 and December 31, 2013 amounts exclude loans 90 days or more past due of $152.8 million and $211.5 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The September 30, 2014 and December 31, 2013 amounts exclude OREO of $35.8 million and $37.5 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	Presented on a non-annualized basis.
(5)	The September 30, 2014 and December 31, 2013 amounts exclude loans 30 to 89 days past due of $49.0 million and $57.9 million, respectively, that are covered by FDIC loss sharing agreements.

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

In the nine months ended September 30, 2014, we recorded FDIC indemnification expense of $14.7 million in “Non-interest income” in connection with the recovery of $18.4 million from the allowance for losses on covered loans. The recovery was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would increase due to an improvement in credit quality. Conversely, in the nine months ended September 30, 2013, we recorded FDIC indemnification income of $14.9 million in “Non-interest income” in connection with an $18.6 million provision for losses on covered loans. The provision was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would decline due to a decrease in credit quality.

Decreases in estimated reimbursements from the FDIC, if any, are recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the loss sharing agreement). Related additions to the accretable yield on the covered loans are recognized in income prospectively over the lives of the loans. Gains and recoveries on covered assets offset losses, or are paid to the FDIC at the applicable loss share percentage at the time of recovery.

The loss share receivables also may increase due to accretion, or decrease due to amortization. In the nine months ended September 30, 2014, we recorded net amortization of $28.8 million; in the year-earlier nine-month period, we recorded net amortization of $13.2 million. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the nine months ended September 30, 2014, we received FDIC reimbursements of $30.7 million, as compared to $52.2 million in the nine months ended September 30, 2013.

In March 2015, the loss sharing agreement pertaining to the non-residential loans acquired in the Desert Hills transaction (i.e., all loans other than one-to-four family mortgage loans and HELOCs) will expire, and the loans in that portfolio, will no longer be considered “covered” loans. Given the small size of the portfolio (i.e., an unpaid principal balance of $30.4 million at the end of September), and our expectation that it will decrease further over the next two quarters, it is currently management’s expectation that the impact on our asset quality measures will be immaterial.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at September 30, 2014 and December 31, 2013, including covered loans and covered OREO (collectively, “covered assets”):

(dollars in thousands)	At or For the Nine Months Ended September 30, 2014	At or For the Year Ended December 31, 2013
Covered Loans 90 Days or More Past Due:
Multi-family	$--	$--
Commercial real estate	1,326	1,607
One-to-four family	144,881	201,425
Acquisition, development, and construction	722	1,029
Other	5,852	7,424
Total covered loans 90 days or more past due	$152,781	$211,485
Covered other real estate owned	35,797	37,477
Total covered non-performing assets	$188,578	$248,962
Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$29,942	$58,395
Commercial real estate	29,912	26,157
One-to-four family	155,456	212,362
Acquisition, development, and construction	3,050	3,600
Other non-performing loans	15,440	14,508
Total non-performing loans	$233,800	$315,022
Other real estate owned	99,535	108,869
Total non-performing assets (including covered assets)	$333,335	$423,891
Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	0.67%	0.97%
Total non-performing assets to total assets	0.68	0.91
Allowance for loan losses to total non-performing loans	79.31	65.40
Allowance for loan losses to total loans	0.53	0.63
Covered Loans 30-89 Days Past Due:
Multi-family	$--	$--
Commercial real estate	--	--
One-to-four family	45,045	52,250
Acquisition, development, and construction	10	--
Other loans	3,921	5,679
Total covered loans 30-89 days past due	$48,976	$57,929
Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$2,516	$33,678
Commercial real estate	164	1,854
One-to-four family	47,496	53,326
Acquisition, development, and construction	10	--
Other loans	5,195	6,160
Total loans 30-89 days past due (including covered loans)	$55,381	$95,018

Geographical Analysis of Non-Performing Loans (Non-Covered and Covered)

The following table presents a geographical analysis of our non-performing loans at September 30, 2014:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
New Jersey	$37,989	$14,815	$52,804
New York	29,693	15,671	45,364
Florida	--	42,395	42,395
Connecticut	13,036	2,909	15,945
California	176	12,721	12,897
Massachusetts	--	8,476	8,476
Ohio	--	8,243	8,243
All other states	125	47,551	47,676
Total non-performing loans	$81,019	$152,781	$233,800

Securities

At September 30, 2014, securities represented $7.5 billion, or 15.4%, of total assets, as compared to $8.0 billion, or 17.0%, at December 31, 2013.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At September 30, 2014 and December 31, 2013, GSE obligations represented 95.6% and 95.5%, respectively, of total securities. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, corporate equities, municipal obligations, and a private-label CMO. None of our securities investments are backed by subprime or Alt-A loans.

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

Held-to-maturity securities represented $7.3 billion, or 96.8%, of total securities at the end of September, as compared to $7.7 billion, or 96.5%, at December 31st. At September 30, 2014, the fair value of securities held to maturity represented 100.67% of their carrying value, as compared to 97.1% at the end of last year. Mortgage-related securities accounted for $4.3 billion and $4.4 billion, respectively, of securities held to maturity at the ends of September and December, while other securities accounted for $3.0 billion and $3.3 billion at the corresponding dates.

GSE obligations represented $7.1 billion of held-to-maturity securities at September 30, 2014; capital trust notes, corporate bonds, and municipal obligations represented $75.6 million, $73.2 million, and $59.3 million, respectively, of the total balance at that date. At December 31, 2014, GSE obligations accounted for $7.5 billion of held-to-maturity securities, while capital trust notes and corporate bonds represented $75.7 million and $72.9 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 7.5 years and 8.2 years at the respective period-ends.

At September 30, 2014, available-for-sale securities represented $243.0 million, or 3.2%, of total securities, down from $280.7 million, or 3.5%, at December 31, 2013. Included in the respective period-end amounts were mortgage-related securities of $89.1 million and $96.2 million, and other securities of $153.9 million and $184.5 million, respectively. The estimated weighted average life of the available-for-sale securities portfolio was 7.8 years at the end of September, as compared to 7.3 years at December 31st.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. In addition, the Community Bank acquired shares of the capital stock of the FHLB-Cincinnati and the FHLB-San Francisco in connection with the AmTrust and Desert Hills acquisitions, respectively.

At September 30, 2014, the Community Bank held $494.4 million of FHLB stock, including $470.8 million of stock in the FHLB-NY, $23.1 million of stock in the FHLB-Cincinnati, and $601,000 of stock in the FHLB-San Francisco. The Commercial Bank had $26.0 million of FHLB stock at the end of September, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at September 30, 2014.

In the nine months ended September 30, 2014 and 2013, dividends from the FHLB to the Banks totaled $17.6 million and $13.4 million, respectively.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition under “Other assets” and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

At September 30, 2014, our investment in BOLI amounted to $909.9 million, as compared to $893.5 million at December 31, 2013. The increase reflects the rise in the cash surrender value of the underlying policies over the nine-month period.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in the AmTrust and Desert Hills transactions, our FDIC loss share receivables were $418.5 million and $492.7 million, respectively, at September 30, 2014 and December 31, 2013. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at the respective dates.

Goodwill and Core Deposit Intangibles

We record goodwill and CDI in our Consolidated Statements of Condition in connection with our various business combinations.

Goodwill totaled $2.4 billion at September 30, 2014, consistent with the balance at December 31, 2013. Reflecting amortization, CDI declined $6.4 million from the year-end balance to $9.8 million at the current third quarter-end.

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

On a consolidated basis, our funding primarily stems from a combination of the following sources: the deposits we gather organically or acquire in business combinations; brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities.

Loan repayments and sales totaled $8.0 billion in the first nine months of 2014, as compared to $13.0 billion in the first nine months of 2013. The bulk of the decline was due to a decrease in the production of one-to-four family loans for sale by our mortgage banking operation as loan demand dwindled in connection with the year-over-year rise in residential mortgage interest rates.

In the nine months ended September 30, 2014, cash flows from the repayment and sale of securities respectively totaled $567.2 million and $254.5 million, while purchases of securities totaled $366.3 million. In the first nine months of 2013, cash flows from the repayment and sale of securities totaled $672.1 million and $784.7 million, respectively, and were partially offset by purchases of securities totaling $3.6 billion. In the current nine-month period, the cash flows from loans and securities were primarily redeployed into the production of held-for-investment multi-family loans.

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

Reflecting the results of a campaign to attract and retain core deposits, deposits totaled $28.3 billion at the end of September, reflecting a three-month increase of $955.3 million and a nine-month increase of $2.6 billion, or 10.3%. As a result, deposits represented 58.2% of total assets at the end of the current third quarter, as compared to 56.3% and 55.0%, respectively, at June 30, 2014 and December 31, 2013. Retail deposits accounted for $611.5 million and $1.1 billion, respectively, of the three- and nine-month increases, while business institutional deposits accounted for $251.2 million and $1.7 billion, respectively. Although municipal deposits fell sequentially, by $56.3 million, the balance of such deposits rose $64.4 million over the nine months ended September 30, 2014. In addition, brokered deposits rose $148.8 million sequentially, to $3.9 billion, but declined $189.3 million from the balance at December 31st, as further discussed below.

NOW and money market accounts represented $530.0 million and $1.9 billion, respectively, of the three- and nine-month increases in total deposits, and amounted to $12.4 billion at September 30, 2014. Savings accounts represented $753.3 million and $1.2 billion of the respective increases, having grown to $7.2 billion at the end of September, while non-interest-bearing accounts rose $66.9 million and $151.2 million, respectively, to $2.4 million at September 30th.

The increase in total deposits was modestly tempered by a decline in certificates of deposit (“CDs”) from the balances recorded at June 30, 2014 and December 31, 2013. CDs fell $394.8 million and $607.7 million, respectively, to $6.3 billion, representing 22.3% of total deposits at September 30, 2014.

The nine-month reduction in brokered deposits was the net effect of a $61.2 million decrease in brokered money market accounts to $3.6 billion, a $208.6 million decrease in brokered CDs to $3.5 million, and an $80.5 million increase in brokered demand accounts to $341.0 million at September 30, 2014. The linked-quarter increase in brokered deposits primarily reflects the increase in brokered demand accounts. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, other borrowings (i.e., junior subordinated debentures and preferred stock of subsidiaries). Borrowed funds fell $904.8 million and $708.1 million, respectively, to $14.4 billion, in the three and nine months ended September 30, 2014.

Wholesale Borrowings

In tandem with the growth of our deposits, we have reduced our use of wholesale borrowings to some degree. Wholesale borrowings accounted for $14.0 billion of borrowed funds at the end of September, reflecting a three-month decrease of $904.8 million and a nine-month decrease of $708.3 million. The September 30th balance represented 28.8% of total assets, while the June 30th and December 31st balances represented 30.7% and 31.6%, respectively. FHLB advances and repurchase agreements accounted for $10.3 billion and $3.4 billion, respectively, of the September 30th total, as compared to $11.1 billion and $3.4 billion, respectively, at the end of the trailing quarter and $10.9 billion and $3.4 billion, respectively, at December 31st.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans. In addition to $9.7 billion of FHLB-NY advances, the September 30th balance includes $590.8 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition in December 2009.

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

At September 30, 2014, $4.0 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Other Borrowings

At September 30, 2014, other borrowings totaled $362.6 million, comparable to the balance at December 31st. Included in the September 30th amount were junior subordinated debentures of $358.3 million and preferred stock of subsidiaries of $4.3 million.

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

In the first nine months of 2014, we continued to manage our interest rate risk by taking the following actions: (1) We emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our production of C&I loans, which feature floating interest rates; and (3) We continued to deploy our cash flows into the production of loans held for investment and, to a far lesser extent, GSE obligations.

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

At September 30, 2014, our one-year gap was a negative 12.30%, as compared to a negative 13.66% at December 31, 2013. The change in our one-year gap was primarily attributable to an increase in projected loan prepayments, which was partially offset by an increase in the amount of CDs and borrowings maturing in one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2014 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2014 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 18% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 25% and 16% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 56% for the first five years and 44% for years six through ten. NOW accounts were assumed to decay at a rate of 72% for the first five years and 28% for years six through ten. The comprehensive statistical analysis was updated in the second quarter of 2014 to incorporate updated deposit data and modeling assumptions, and resulted in no decay rates beyond ten years. The change in the decay assumptions was made due to the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 93% for the first five years and 7% for years six through ten.

Interest Rate Sensitivity Analysis

	At September 30, 2014
	Three	Four to	More Than	More Than	More Than	More
	Months	Twelve	One Year	Three Years	Five Years	Than
(dollars in thousands)	or Less	Months	to Three Years	to Five Years	to 10 Years	10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,220,889	$5,684,325	$11,775,364	$8,549,785	$4,787,295	$338,081	$35,355,739
Mortgage-related securities (2)(3)	85,471	141,460	378,070	166,841	3,189,307	407,799	4,368,948
Other securities and money market investments (2)	767,234	10,178	5,864	77,366	2,641,182	166,430	3,668,254
Total interest-earning assets	5,073,594	5,835,963	12,159,298	8,793,992	10,617,784	912,310	43,392,941
INTEREST-BEARING LIABILITES:
NOW and money market accounts	6,366,682	873,031	779,075	2,364,000	2,026,661	--	12,409,449
Savings accounts	699,751	401,554	2,689,710	205,320	3,155,926	--	7,152,261
Certificates of deposit	970,666	3,669,016	1,468,327	178,651	36,405	1,320	6,324,385
Borrowed funds	3,913,491	668	864,778	2,645,152	6,828,431	144,392	14,396,912
Total interest-bearing liabilities	11,950,590	4,944,269	5,801,890	5,393,123	12,047,423	145,712	40,283,007
Interest rate sensitivity gap per period (4)	$(6,876,996)	$891,694	$6,357,408	$3,400,869	$(1,429,639)	$766,598	$3,109,934
Cumulative interest rate sensitivity gap	$(6,876,996)	$(5,985,302)	$372,106	$3,772,975	$2,343,336	$3,109,934
Cumulative interest rate sensitivity gap as a percentage of total assets	(14.13)%	(12.30)%	0.76%	7.75%	4.81%	6.39%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	42.45%	64.57%	101.64%	113.43%	105.84%	107.72%
(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of September 30, 2014, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 1.55% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates by a constant prepayment rate of 1.64% per annum.

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

Based on the information and assumptions in effect at September 30, 2014, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(5.53)%
+200	(12.20)
(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2014, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(3.79)%
+200 over one year	(8.44)
(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2014, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 4.86% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 1.55% increase in net interest income over such time.

Liquidity, Contractual Obligations and Off-Balance-Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $662.5 million and $644.6 million, respectively, at September 30, 2014 and

December 31, 2013. As in the past, our portfolios of loans and securities provided liquidity in the current nine-month period, with cash flows from the repayment and sale of loans totaling $8.0 billion and cash flows from the repayment and sale of securities totaling $821.7 million.

Additional liquidity stems from the deposits we gather organically or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2014, our available borrowing capacity with the FHLB-NY was $6.7 billion. In addition, the Community Bank and the Commercial Bank had $241.0 million in available-for-sale securities, combined, at that date.

Furthermore, the Community Bank has an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with this agreement, the Community Bank has pledged certain loans and securities to collateralize any funds it may borrow. At September 30, 2014, the maximum amount the Community Bank could borrow from the FRB-NY was $1.2 billion. There were no borrowings against this line of credit at that date.

Our primary investing activity is loan production. In the first nine months of 2014, the combined volume of loans originated for sale and for investment was $10.5 billion. During this time, the net cash used in investing activities totaled $2.1 billion. Our financing activities provided net cash of $1.6 billion in the current nine-month period, and our operating activities provided net cash of $493.8 million during this time.

CDs due to mature in one year or less from September 30, 2014 totaled $4.6 billion, representing 73.4% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the nine months ended September 30, 2014, the Banks paid dividends totaling $315.0 million to the Parent Company, leaving $143.2 million that they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at September 30, 2014 included $112.6 million in cash and cash equivalents and $2.0 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At September 30, 2014, we held derivative financial instruments with a notional value of $2.3 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the first nine months of 2014, stockholders’ equity rose $42.3 million to $5.8 billion, representing 11.87% of total assets and a book value per share of $13.05 at September 30th. At December 31, 2013, stockholders’ equity represented 12.29% of total assets and a book value per share of $13.01. We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At September 30, 2014, we had 442,648,147 shares outstanding; at December 31, 2013, the number of outstanding shares was 440,809,365.

Tangible stockholders’ equity rose $48.8 million in the first nine months of this year, to $3.3 billion, after the distribution of quarterly cash dividends totaling $110.6 million. Tangible stockholders’ equity represented 7.21% of tangible assets at the end of September and 7.42% of tangible assets at December 31st. Tangible book value equaled $7.53 and $7.45 per share at the respective period-ends.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both September 30, 2014 and December 31, 2013, we recorded goodwill of $2.4 billion; we recorded CDI of $9.8 million and $16.2 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related capital measures that appear earlier in this report.)

Both stockholders’ equity and tangible stockholders’ equity include AOCL. AOCL declined $4.1 million from the balance at December 31, 2013 to $32.4 million at September 30, 2014. The reduction was the net effect of a $2.3 million rise in the net unrealized gain on available-for-sale securities to $2.6 million; a $1.6 million decrease in the net unrealized loss on pension and post-retirement obligations to $29.6 million; and a decline in the net unrealized loss on the non-credit portion of OTTI losses on securities from $5.6 million to $5.4 million over the nine-month period.

At September 30, 2014, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our leverage, Tier 1 risk-based, and total risk-based capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At September 30, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,706,817	8.05%	$3,706,817	12.10%	$3,894,512	12.71%
Regulatory capital requirement	1,841,257	4.00	1,225,723	4.00	2,451,447	8.00
Excess	$1,865,560	4.05%	$2,481,094	8.10%	$1,443,065	4.71%

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at September 30, 2014, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as reflected in the following tables:

Regulatory Capital Analysis (New York Community Bank)

	At September 30, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,242,324	7.65%	$3,242,324	11.63%	$3,418,334	12.27%
Regulatory capital requirement	1,694,701	4.00	1,114,763	4.00	2,229,526	8.00
Excess	$1,547,623	3.65%	$2,127,561	7.63%	$1,188,808	4.27%

Regulatory Capital Analysis (New York Commercial Bank)

	At September 30, 2014
			Risk-Based Capital
	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$368,337	10.06%	$368,337	13.25%	$380,022	13.67%
Regulatory capital requirement	146,468	4.00	111,237	4.00	222,474	8.00
Excess	$221,869	6.06%	$257,100	9.25%	$157,548	5.67%

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

The Basel III Capital Rules also exclude the inclusion of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Company’s trust preferred securities, which totaled $86.4 million at the end of September, will be included in Tier 1 capital and, in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Company’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

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

Management believes that, as of September 30, 2014, the Company and the Banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were effective as of that date.

Earnings Summary for the Three Months Ended September 30, 2014

In the three months ended September 30, 2014, we generated earnings of $120.3 million, or $0.27 per diluted share, as compared to $118.7 million, or $0.27 per diluted share, in the trailing quarter and $114.2 million, or $0.26 per diluted share, in the year-earlier three months.

In the first quarter of 2014, our earnings were reduced by a one-time charge to income tax expense of $4.5 million that was recorded in connection with certain tax legislation enacted by the State of New York on March 31, 2014. The impact of the tax charge was partly offset by a one-time after-tax gain of $2.3 million on the sale of Visa Class B shares during the same three-month period.

The following factors contributed to our current third-quarter results:

—

Net interest income totaled $289.0 million in the current third quarter, a $5.5 million increase from the trailing-quarter level and a $5.2 million decrease from the year-earlier amount. While the linked-quarter increase was primarily due to a $6.1 million rise in prepayment penalty income, the year-over-year decline was largely attributable to a $14.2 million decrease in prepayment penalty income, together with the replenishment of the balance sheet with lower-yielding loans.

—

Reflecting the quality of our assets and the adequacy of our allowance for non-covered loan losses, no provision for losses on non-covered loans was recorded in the first three quarters of this year. In the third quarter of 2013, we recorded a provision for non-covered loan losses of $5.0 million.

—

In addition, an increase in expected cash flows from the covered loans acquired in connection with our FDIC-assisted transactions resulted in a recovery of $3.9 million from the allowance for covered loan losses in the third quarter of this year. In the trailing and year-earlier quarters, we recorded provisions for losses on covered loans of $188,000 and $9.5 million, respectively, as the cash flows from the covered loan portfolio were expected to decline.

—

Non-interest income totaled $41.3 million in the current third quarter, reflecting a linked-quarter decrease of $11.3 million and a year-over-year decrease of $9.4 million. The sequential decline was largely due to a $9.1 million decrease in other income, while the year-over-year decline was largely due to our having recorded FDIC indemnification expense of $3.2 million in the current third quarter, in contrast to FDIC indemnification income of $7.6 million in the third quarter of 2013.

—

Non-interest expense fell $2.6 million sequentially, and $5.1 million from the year-earlier level, to $145.2 million in the three months ended September 30, 2014. The linked-quarter decline was the result of a $2.6 million decrease in operating expenses and a modest decline in the amortization of CDI. The year-over-year decline in non-interest expense was the result of a $3.0 million decrease in operating expenses and a $2.1 million decrease in the amortization of CDI. The respective declines in operating expenses were largely due to reductions in general and administrative (“G&A”) and occupancy and equipment expenses.

—	Income tax expense fell $566,000 sequentially and rose $2.8 million from the year-earlier level, to $68.8 million in the third quarter of 2014.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the third quarter of 2014, the average five-year CMT rose to 1.70% from 1.66% in the trailing quarter and from 1.50% in the third quarter of 2013. Meanwhile, the average ten-year CMT fell to 2.50% from 2.62% in the trailing quarter, and from 2.71% in the year-earlier three months.

Net interest income is also influenced by the level of prepayment penalty income generated, primarily in connection with the prepayment of our multi-family and CRE loans. Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and interest-earning assets, and therefore in our interest rate spread and net interest margin. After four consecutive quarters of robust activity in New York City, where most of the properties securing our multi-family and CRE loans are located, property transactions declined in the first nine months of 2014. While prepayment penalty income rose $6.1 million sequentially in the current third quarter, it declined $14.2 million year-over-year.

Net interest income totaled $289.0 million in the current third quarter, reflecting a sequential rise of $5.5 million, as a $9.2 million increase in interest income to $427.1 million exceeded a $3.7 million rise in interest expense to $138.0 million. Year-over-year, net interest income declined $5.2 million as a $604,000 decrease in interest income combined with a $4.6 million increase in interest expense.

In addition, our net interest margin was 2.69% in the current third quarter, three basis points wider than the trailing-quarter measure and 35 basis points narrower than the measure in the year-earlier three months.

The following factors contributed to the linked-quarter increases in our net interest income and net interest margin:

—

Prepayment penalty income contributed $25.4 million to net interest income in the current third quarter, a $6.1 million increase from the trailing-quarter amount. In addition, prepayment penalty income contributed 24 basis points to the current third-quarter margin, as compared to 18 basis points in the second quarter of this year.

—

The average balance of interest-earning assets rose $614.9 million sequentially to $43.2 billion, the net effect of a $924.2 million rise in the average balance of loans to $35.1 billion and a $309.3 million decrease in the average balance of securities and money market investments to $8.1 billion. The benefit of the increase in the average balance of interest-earning assets was complemented by a two-basis point rise in the average yield to 3.95%. The higher yield was driven by a nine-basis point rise in the average yield on securities and money market investments, and supported by the stability of the average yield on loans. Specifically, the average yield on securities and money market investments rose to 3.28% in the current third quarter, while the average yield on loans held steady at 4.11%. Prepayment penalty income accounted for 29 and 23 basis points of the average yield on loans in the three months ended September 30, and June 30, 2014, respectively.

—

In the third quarter of 2014, the average balance of interest-bearing liabilities rose $700.4 million to $40.0 billion, as a $958.1 million increase in the average balance of interest-bearing deposits to $25.4 billion was tempered by a $257.8 million decline in the average balance of borrowed funds to $14.6 billion. While the average costs of interest-bearing deposits and borrowed funds rose one and five basis points, respectively, quarter-over-quarter, the average cost of interest-bearing liabilities held steady at 1.37%.

The following factors contributed to the year-over-year declines in our net interest income and net interest margin:

—

Primarily reflecting a decrease in property transactions and refinancing activity from the year-earlier levels, prepayment penalty income fell $14.2 million year-over-year and contributed 17 fewer basis points to our net interest margin than it did in the third quarter of 2013.

—

The average balance of interest-earning assets rose $4.3 billion year-over-year as a $769.1 million increase in the average balance of securities and money market investments combined with a $3.6 billion increase in the average balance of loans. The benefit of the increase in the average balance of interest-earning assets was tempered by the impact of a 45-basis point decrease in the average yield. While the average yield on securities and money market investments was 17 basis points higher than the yield recorded in the year-earlier third quarter, the yield on loans fell 59 basis points during this time. The latter decline was attributable to the reduction in prepayment penalty income as well as the replenishment of the loan portfolio with lower-yielding loans. Prepayment penalty income contributed 21 fewer basis points to the average yield on loans in the current third quarter than it did in the third quarter of 2013.

—

While the average balance of interest-bearing liabilities rose $4.0 billion year-over-year, the impact was somewhat tempered by the benefit of a ten-basis point decline in the average cost of funds. Interest-bearing deposits accounted for $2.9 billion of the increase in the average balance, while borrowed funds accounted for the remaining $1.2 billion. Notwithstanding the increase in average interest-bearing deposits and average borrowed funds in the current third quarter, the average costs of such funds fell two basis points and 20 basis points, respectively, year-over-year.

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

The following tables set forth certain information regarding our average balance sheet for the quarters indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the quarter are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	September 30, 2014				June 30, 2014
			Average				Average
	Average		Yield/		Average		Yield/
(dollars in thousands)	Balance	Interest	Cost		Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$35,067,046	$360,499	4.11%		$34,142,869	$350,557	4.11%
Securities and money market investments (2)(3)	8,104,926	66,572	3.28		8,414,217	67,325	3.19
Total interest-earning assets	43,171,972	427,071	3.95		42,557,086	417,882	3.93
Non-interest-earning assets	5,312,881				5,340,203
Total assets	$48,484,853				$47,897,289
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,173,504	$10,632	0.35%		$11,266,689	$9,371	0.33%
Savings accounts	6,790,281	9,741	0.57		6,567,458	8,259	0.50
Certificates of deposit	6,477,180	18,330	1.12		6,648,674	18,464	1.11
Total interest-bearing deposits	25,440,965	38,703	0.60		24,482,821	36,094	0.59
Borrowed funds	14,605,390	99,339	2.70		14,863,156	98,296	2.65
Total interest-bearing liabilities	40,046,355	138,042	1.37		39,345,977	134,390	1.37
Non-interest-bearing deposits	2,464,437				2,574,050
Other liabilities	197,621				209,698
Total liabilities	42,708,413				42,129,725
Stockholders’ equity	5,776,440				5,767,564
Total liabilities and stockholders’ equity	$48,484,853				$47,897,289
Net interest income/interest rate spread		$289,029	2.58%			$283,492	2.56%
Net interest margin			2.69%				2.66%
Ratio of interest-earning assets to interest-bearing liabilities			1.08	x			1.08	x
(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended September 30,
	2014				2013
			Average				Average
	Average		Yield/		Average		Yield/
(dollars in thousands)	Balance	Interest	Cost		Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$35,067,046	$360,499	4.11%		$31,510,340	$370,341	4.70%
Securities and money market investments (2)(3)	8,104,926	66,572	3.28		7,335,838	57,334	3.11
Total interest-earning assets	43,171,972	427,071	3.95		38,846,178	427,675	4.40
Non-interest-earning assets	5,312,881				5,497,106
Total assets	$48,484,853				$44,343,284
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,173,504	$10,632	0.35%		$9,433,792	$8,613	0.36%
Savings accounts	6,790,281	9,741	0.57		5,799,629	6,285	0.43
Certificates of deposit	6,477,180	18,330	1.12		7,335,210	20,206	1.09
Total interest-bearing deposits	25,440,965	38,703	0.60		22,568,631	35,104	0.62
Borrowed funds	14,605,390	99,339	2.70		13,437,190	98,340	2.90
Total interest-bearing liabilities	40,046,355	138,042	1.37		36,005,821	133,444	1.47
Non-interest-bearing deposits	2,464,437				2,449,792
Other liabilities	197,621				288,176
Total liabilities	42,708,413				38,743,789
Stockholders’ equity	5,776,440				5,599,495
Total liabilities and stockholders’ equity	$48,484,853				$44,343,284
Net interest income/interest rate spread		$289,029	2.58%			$294,231	2.93%
Net interest margin			2.69%				3.04%
Ratio of interest-earning assets to interest-bearing liabilities			1.08	x			1.08	x
(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

As a result of management’s assessment of these factors, no provision for losses on non-covered loans was recorded in the first three quarters of 2014. In the third quarter of 2013, we recorded a provision of $5.0 million. Reflecting current third-quarter net recoveries of $271,000, the allowance for losses on non-covered loans was $139.7 million at September 30, 2014, as compared to $139.5 million at June 30, 2014.

(Recovery of)/Provision for Losses on Covered Loans

When we have reason to believe that the cash flows from certain loan portfolios acquired in our FDIC-assisted acquisitions will exceed our original expectations (i.e., when the credit quality of certain pools of acquired loans appears to improve), we reverse the previously established covered loan loss allowance by recording a recovery, and increase our interest income as a prospective yield adjustment over the remaining life of the loans or pool of loans.

Conversely, when the cash flows from certain loan portfolios acquired in our FDIC-assisted acquisitions are expected to fall short of the cash flows we expected at the time of the acquisition (i.e., when the credit quality of certain pools of acquired loans is expected to deteriorate), we record a provision for losses on covered loans.

In the three months ended September 30, 2014, we recovered $3.9 million from the allowance for covered loan losses as the credit quality of certain acquired loans appeared to improve. Conversely, in the three months ended June 30, 2014 and September 30, 2013, we recorded provisions of $188,000 and $9.5 million, respectively, for covered loan losses as the credit quality of certain acquired loans appeared to decline.

Because losses on covered loans are largely reimbursable under our FDIC loss sharing agreements, the recovery recorded in the current third quarter was partially offset by FDIC indemnification expense of $3.2 million, while the provisions for covered loan losses recorded in the trailing and year-earlier quarters were partially offset by FDIC indemnification income of $150,000 and $7.6 million, respectively. FDIC indemnification expense and FDIC indemnification income are recorded in “Non-interest income” during the same quarter that a recovery or a provision occurs.

For additional information about our provisions for/(recovery of) loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, some of which are recurring and some of which are not.

Mortgage banking income is our primary source of non-interest income, and includes income from the origination of one-to-four family loans for sale and income from the servicing of these and other one-to-four family loans. Our other recurring sources of non-interest income are fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; and other income, which is derived from various sources, including the sale of third-party investment products in our branches and the revenues from our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm. From time to time, these recurring sources of non-interest income are supplemented by FDIC indemnification income/(expense)—in any quarter when a provision for/(recovery of) losses on covered loans is recorded—and by gains on the sale of securities, which depend on market conditions and our corporate strategies.

Non-interest income totaled $41.3 million in the current third quarter, reflecting a linked-quarter reduction of $11.3 million and a $9.4 million reduction year-over-year.

In addition to the $3.3 million difference between the FDIC indemnification expense and the FDIC indemnification income respectively recorded in this year’s third and second quarters, the linked-quarter reduction in non-interest income was attributable to a $9.1 million decrease in other income to $11.6 million and far lesser declines in fee income and net securities gains. In the second quarter of 2014, we recorded a gain of $6.0 million on the sale of multi-family buildings that previously had been classified as OREO; no comparable gain was recorded in the third quarter of this year.

The year-over-year decline in non-interest income was largely due to the $10.7 million difference between the FDIC indemnification expense recorded in the current third quarter and the FDIC indemnification income recorded in the third quarter of 2013. The impact of this difference was partly offset by a $3.4 million increase in other income, primarily reflecting a $2.6 million rise in revenues from PBC.

Mortgage banking income accounted for $16.6 million of non-interest income in the current third quarter, reflecting a $1.3 million increase from the trailing-quarter level and a $401,000 increase from the year-earlier amount. The linked-quarter increase was the net effect of a $1.7 million rise in income from originations to $6.6 million and a $369,000 decrease in servicing income to $10.0 million. The year-over-year increase was the net effect of a $772,000 increase in income from originations and a $371,000 decrease in servicing income. The linked-quarter and year-over-year increases, albeit modest, reflect the decline in residential mortgage interest rates that occurred in the third quarter of 2014.

The following table summarizes the components of non-interest income for the three months ended September 30, 2014, June 30, 2014, and September 30, 2013:

Non-Interest Income Analysis

	For the Three Months Ended
	September 30,	June 30,	September 30,
(in thousands)	2014	2014	2013
Mortgage banking income	$16,606	$15,291	$16,205
Fee income	9,188	9,430	9,799
BOLI income	6,888	6,813	7,916
Net gain on sales of securities	182	262	1,019
FDIC indemnification (expense) income	(3,156)	150	7,573
Gain on Visa shares sold	--	--	--
Other income:
Peter B. Cannell & Co., Inc.	6,761	6,934	4,197
Third-party investment product sales	3,355	3,528	3,796
Other	1,462	10,185	219
Total other income	11,578	20,647	8,212
Total non-interest income	$41,286	$52,593	$50,724

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

Non-interest expense fell $2.6 million sequentially and $5.1 million year-over-year to $145.2 million in the three months ended September 30, 2014. The sequential decline was attributable to a $2.6 million decrease in operating expenses to $143.2 million, together with a modest drop in the amortization of CDI to $2.0 million. The year-over-year decline was attributable to a $3.0 million decrease in operating expenses and a $2.1 million decrease in the amortization of CDI.

While compensation and benefits expense rose $3.2 million and $950,000, respectively, to $78.0 million in the current third quarter, the impact of these increases was exceeded by the benefit of sequential and year-over-year declines in occupancy and equipment expense and G&A expense. Occupancy and equipment expense fell $761,000 and $723,000, respectively, to $23.6 million in the current third quarter, while G&A expense fell $5.0 million and $3.3 million, respectively, to $41.5 million.

While the linked-quarter rise in compensation and benefits expense largely reflects the impact of normal mid-year raises, the year-over-year rise reflects a variety of factors, including the expansion of certain back-office departments, as well as normal salary increases and the granting of stock awards early in the year. The declines in G&A expense were primarily due to a reduction in foreclosure-related expenses and, to a lesser extent, a decrease in FDIC insurance premiums. FDIC insurance premiums totaled $12.1 million in the current third quarter, as compared to $13.9 million and $12.8 million, respectively, in the trailing and year-earlier three months

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In the three months ended September 30, 2014, income tax expense totaled $68.8 million, reflecting a linked-quarter reduction of $566,000 and a year-over-year increase of $2.8 million. While pre-tax income rose $1.0 million and $8.9 million, respectively, to $189.1 million, the effective tax rate declined to 36.4% in the current third quarter from 36.9% and 36.6%, respectively, in the trailing and year-earlier three months.

Earnings Summary for the Nine Months Ended September 30, 2014

Net Income

In the first nine months of 2014 and 2013, we generated earnings of $354.2 million and $355.4 million, respectively, with both amounts being equivalent to $0.80 per diluted share.

The following factors contributed to our current nine-month results:

—

We recovered $18.4 million from the allowance for losses on covered loans in the first nine months of 2014, in contrast to recording an $18.6 million provision for losses on covered loans in the first nine months of 2013.

—

Non-interest expense fell $18.7 million year-over-year, to $439.4 million, as a $12.4 million decrease in operating expenses to $432.9 million was coupled with a $6.3 million reduction in the amortization of CDI.

—

In view of our asset quality and the adequacy of our allowance for non-covered loan losses, we recorded no provision for losses on non-covered loans in the first nine months of this year. In the first nine months of 2013, we recorded a $15.0 million provision for losses on non-covered loans.

The benefit of the preceding factors was modestly exceeded by the impact of the factors described below:

—

Net interest income fell $12.6 million to $856.7 million in the current nine-month period, while our net interest margin declined from 3.05% to 2.69%. The year-over-year declines were the result of a $38.9 million reduction in prepayment penalty income; a 17-basis point decline in the contribution of prepayment penalty income to our net interest margin; and the replenishment of the balance sheet with lower-yielding loans. While the average balance of loans rose $2.4 billion year-over-year, the average yield on such assets fell 61 basis points over that time. In addition, while the average cost of interest-bearing liabilities fell 17 basis points from the year-earlier level, the benefit was exceeded by the impact of a $4.0 billion increase in the average balance of such funds.

—

Non-interest income fell $48.9 million year-over-year to $131.1 million, as the benefit of a $3.9 million gain on Visa shares sold and an $11.3 million increase in other income was exceeded by the combination of a $19.0 million reduction in mortgage banking income, a $12.4 million decline in net securities gains, and the $29.6 million difference between the FDIC indemnification expense recorded in the current nine-month period and the FDIC indemnification income recorded in the first nine months of 2013.

Net Interest Income

In the first nine months of 2014, we generated net interest income of $856.7 million, reflecting a $12.6 million decrease from the year-earlier amount. While interest expense fell $4.2 million year-over-year, to $403.6 million, the benefit was exceeded by the impact of a $16.8 million reduction in interest income to $1.3 billion. In addition, our net interest margin declined to 2.69% in the current nine-month period from 3.05% in the year-earlier nine months.

The following factors contributed to the year-over-year declines in net interest income and net interest margin:

—

In the first nine months of 2014, prepayment penalty income contributed $65.0 million to the interest income on loans and 25 basis points to the average yield on such assets, a reduction from $103.9 million and 44 basis points, respectively, in the year-earlier nine months. In 2013, the Company recorded a record level of prepayment penalty income as the improvement in the Metro New York economy sparked an increase in property transactions, as well as refinancing activity.

—

Reflecting the declines in prepayment penalty income, as well as the replenishment of the loan portfolio with lower-yielding assets, the interest income on loans fell $68.9 million year-over-year to $1.1 billion and the average yield on loans fell 61 basis points to 4.13%.

—

The impact of the decline in the average yield on loans was somewhat tempered by a $2.4 billion increase in the average balance of loans to $34.1 billion. In addition, the average balance of securities and money market investments rose $2.1 billion to $8.3 billion, bringing the average balance of interest-earning assets to $42.4 billion in the current nine-month period.

—	Prepayment penalty income contributed 20 basis points to the current nine-month margin, as compared to 37 basis points in the year-earlier nine months.
—

The average balance of interest-bearing liabilities rose $4.0 billion year-over-year, to $39.3 billion, as the average balance of borrowed funds rose $2.1 billion to $14.8 billion, and the average balance of interest-bearing deposits rose $1.9 billion to $24.5 billion. While the average balance of CDs fell $1.5 billion year-over-year, the decline was exceeded by a $1.3 billion increase in average savings accounts and a $2.1 billion increase in average NOW and money market accounts.

—

The impact of the increase in the average balance of interest-bearing liabilities was tempered by a 17-basis point decline in the average cost of funds to 1.37%. The decrease was attributable to a five-basis point decline in the average cost of interest-bearing deposits and a 49-basis point decline in the average cost of borrowed funds.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Nine Months Ended September 30,
	2014				2013
			Average				Average
	Average		Yield/		Average		Yield/
(dollars in thousands)	Balance	Interest	Cost		Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$34,081,200	$1,056,586	4.13%		$31,688,402	$1,125,496	4.74%
Securities and money market investments (2)(3)	8,344,586	203,678	3.26		6,283,197	151,560	3.21
Total interest-earning assets	42,425,786	1,260,264	3.96		37,971,599	1,277,056	4.48
Non-interest-earning assets	5,331,756				5,848,000
Total assets	$47,757,542				$43,819,599
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$11,355,509	$28,399	0.33%		$9,235,741	$27,565	0.40%
Savings accounts	6,424,947	24,473	0.51		5,122,937	15,512	0.40
Certificates of deposit	6,714,601	55,854	1.11		8,198,470	64,223	1.05
Total interest-bearing deposits	24,495,057	108,726	0.59		22,557,148	107,300	0.64
Borrowed funds	14,837,364	294,867	2.66		12,762,357	300,465	3.15
Total interest-bearing liabilities	39,332,421	403,593	1.37		35,319,505	407,765	1.54
Non-interest-bearing deposits	2,460,285				2,638,304
Other liabilities	205,970				249,243
Total liabilities	41,998,676				38,207,052
Stockholders’ equity	5,758,866				5,612,547
Total liabilities and stockholders’ equity	$47,757,542				$43,819,599
Net interest income/interest rate spread		$856,671	2.59%			$869,291	2.94%
Net interest margin			2.69%				3.05%
Ratio of interest-earning assets to interest-bearing liabilities			1.08	x			1.08	x
(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for/(Recovery of) Loan Losses

Provision for Losses on Non-Covered Loans

No provision for losses on non-covered loans was recorded in the current nine-month period, as compared to $15.0 million in the first nine months of last year. Reflecting year-to-date net charge-offs of $2.2 million, the allowance for losses on non-covered loans was $139.7 million at September 30, 2014, as compared to $141.9 million at December 31, 2013.

(Recovery of)/Provision for Losses on Covered Loans

In the first nine months of 2014, we recovered $18.4 million from the allowance for covered loan losses, in contrast to recording an $18.6 million provision for covered loan losses in the first nine months of last year. While the current nine-month recovery was largely offset by FDIC indemnification expense of $14.7 million, the year-earlier nine-month provision was largely offset by FDIC indemnification income of $14.9 million. FDIC indemnification expense and FDIC indemnification income were recorded in “Non-interest income” in the respective periods.

For additional information about the provisions for/(recovery of) loan losses recorded in the current and year-earlier nine-month periods, please see “Allowances for Loan Losses” within the discussion of Critical Accounting Policies and “Asset Quality” within the Balance Sheet Summary.

Non-Interest Income

Non-interest income totaled $131.1 million in the current nine-month period as compared to $180.0 million in the nine months ended September 30, 2013. The year-over-year reduction was primarily attributable to the following factors: a $19.0 million decline in mortgage banking income to $46.5 million; a $12.4 million decline in net securities gains to $5.3 million; and the $29.6 million difference between the FDIC indemnification expense recorded in the current nine-month period and the FDIC indemnification income recorded in the year-earlier nine months.

The decline in mortgage banking income was the net effect of a $33.5 million decrease in income from originations to $15.3 million and a $14.5 million increase in servicing income to $31.2 million. In the first nine months of 2014, residential mortgage interest rates were higher than they were in the year-earlier period, as the average 30-year CMT rose to 3.46% from 3.33%. In the nine months ended September 30, 2014 and 2013, the high 30-year rates were 3.93% and 3.90% respectively, and the low 30-year rates were, respectively, 3.08% and 2.82%.

The impact of these factors was partly offset by the benefit of an $11.3 million increase in other income to $42.1 million, and a $3.9 million gain on the sale of Visa Class B shares recorded in the first quarter of this year. Reflected in the year-over-year increase in other income was a second-quarter gain of $6.0 million on the sale of certain OREO properties, and a $7.2 million increase in revenues produced by PBC. In the year-earlier nine months, other income was increased by the recovery of $4.3 million on securities that previously had been classified as “other-than-temporarily impaired.”

The following table summarizes the sources and amounts of non-interest income for the nine months ended September 30, 2014 and 2013:

Non-Interest Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2014	2013
Mortgage banking income	$46,507	$65,530
Fee income	27,512	28,532
BOLI	20,530	22,506
Net gain on sales of securities	5,317	17,764
FDIC indemnification (expense) income	(14,710)	14,869
Gain on Visa shares sold	3,856	--
Other income:
Peter B. Cannell & Co., Inc.	19,178	12,016
Third-party investment product sales	10,544	11,772
Other	12,380	7,031
Total other income	42,102	30,819
Total non-interest income	$131,114	$180,020

Non-Interest Expense

In the first nine months of 2014, we recorded non-interest expense of $439.4 million, $18.7 million less than the year-earlier amount. The reduction was attributable to a $12.4 million decrease in operating expenses to $432.9 million and a $6.3 million decrease in CDI amortization to $6.4 million.

The decline in operating expenses was driven by a $9.4 million reduction in compensation and benefits expense to $228.6 million, together with a $5.0 million reduction in G&A expense to $130.3 million. The benefit of the combined increase was nominally tempered by a $1.9 million rise in occupancy and equipment expense to $74.0 million.

In the first nine months of 2013, compensation and benefits expense included retirement and severance charges of $6.0 million; no comparable expense was recorded in the first nine months of this year. The remainder of the decline in compensation and benefits expense largely reflects the benefit of various cost containment initiatives.

The decline in G&A expense was primarily due to a decline in expenses related to the management and sale of foreclosed properties. In addition, FDIC deposit insurance premiums fell $2.2 million year-over-year to $39.4 million in the first nine months of 2014.

Income Tax Expense

Income tax expense rose $10.4 million year-over-year, as previously noted, to $212.6 million in the first nine months of 2014. The increase was partially due to a $9.2 million increase in pre-tax income to $566.8 million, and an increase in the effective tax rate from 36.27% to 37.51%. In addition, the higher level of income tax expense reflects a one-time charge of $4.5 million that was recorded in the current year’s first quarter, in connection with the enactment of certain New York State tax laws on March 31, 2014.

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

During the three months ended September 30, 2014, the Company allocated $177,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Third Quarter 2014	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
July 1 – July 31	8,838	$15.79	$139
August 1 – August 31	--	--	--
September 1 – September 30	2,371	15.95	38
Total shares repurchased	11,209	15.82	$177

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at September 30, 2014. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

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

Exhibit 101:

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

New York Community Bancorp, Inc.
(Registrant)

DATE: November 7, 2014	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 7, 2014	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer