Form 10-K
period 2014-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2015-03-02
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the shares of common stock outstanding of the registrant was $6.8 billion, excluding 15,208,090 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2014, $15.98, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 20, 2015 was 443,733,981 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2015 are incorporated by reference into Part III.

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

DEBT SERVICE COVERAGE RATIO (“DSCR”)

An indication of a borrower’s ability to repay a loan, the DSCR generally measures the cash flows available to a borrower over the course of a year as a percentage of the annual interest and principal payments owed during that time.

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

MORTGAGE BANKING INCOME

Refers to the income generated through our mortgage banking business, which is recorded in non-interest income. Mortgage banking income has two components: income generated from the origination of one-to-four family loans for sale (“income from originations”) and income generated by servicing such loans (“servicing income”).

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

NON-ACCRUAL LOAN

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan generally is returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

NON-COVERED LOANS AND OREO

Refers to all of the loans and OREO in our portfolio that are not covered by our loss sharing agreements with the FDIC.

NON-PERFORMING LOANS AND ASSETS

Non-performing loans consist of non-accrual loans and loans that are 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and OREO.

RENT-REGULATED APARTMENTS

In New York City, where the vast majority of the properties securing our multi-family loans are located, the amount of rent that tenants may be charged on the apartments in certain buildings is restricted under certain “rent-control” and “rent-stabilization” laws. Rent-control laws apply to apartments in buildings that were constructed prior to February 1947. An apartment is said to be “rent-controlled” if the tenant has been living continuously in the apartment for a period of time beginning prior to July 1971. When a rent-controlled apartment is vacated, it typically becomes “rent-stabilized.” Rent-stabilized apartments are generally located in buildings with six or more units that were built between February 1947 and January 1974. Rent-controlled and -stabilized (together, “rent-regulated”) apartments tend to be more affordable to live in because of the applicable regulations, and buildings with a preponderance of such rent-regulated apartments are therefore less likely to experience vacancies in times of economic adversity.

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

SYSTEMICALLY IMPORTANT FINANCIAL INSTITUTION (“SIFI”)

A bank holding company with total consolidated assets that average more than $50 billion over the four most recent quarters is designated a “Systemically Important Financial Institution” under the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) of 2010.

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

General

With total assets of $48.6 billion at December 31, 2014, we rank among the nation’s 25 largest publicly traded bank holding companies. Primarily reflecting our growth through ten business combinations between November 30, 2000 and March 26, 2010, we currently have 272 branch offices in five states.

We are organized under Delaware Law as a multi-bank holding company and have two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”).

New York Community Bank

Established in 1859, the Community Bank is a New York State-chartered savings bank with 242 branches that currently operate through seven local divisions. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of traditional and non-traditional products and services, and access to 24-hour banking both online and by phone.

In New York, we currently serve our Community Bank customers through Roslyn Savings Bank, with 53 branches on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 38 branches in the New York City borough of Queens; Richmond County Savings Bank, with 22 branches in the borough of Staten Island; and Roosevelt Savings Bank, with nine branches in the borough of Brooklyn. In the Bronx and neighboring Westchester County, we currently have four branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 47 branches that operate under the name Garden State Community Bank. In Florida and Arizona, where we have 27 and 14 branches, respectively, we serve our customers through the AmTrust Bank division of the Community Bank. In Ohio, we serve our Community Bank customers through 28 branches of Ohio Savings Bank.

We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury apartment buildings that are rent-regulated and feature below-market rents. In addition to multi-family loans, which are our principal asset, we originate commercial real estate (“CRE”) loans (primarily in New York City, as well as on Long Island) and, to a much lesser extent, acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans. C&I loans consist of specialty finance loans and leases, and other C&I loans that are typically made to small and mid-size business in Metro New York.

Unlike the aforementioned loans, which are originated for investment, the one-to-four family loans we produce are primarily originated for sale. In 2014, the vast majority of the one-to-four family loans we originated were agency-conforming loans sold to government-sponsored enterprises (“GSEs”), servicing retained.

Although the vast majority of the loans we produce for investment (i.e., for our portfolio) are secured by properties or businesses in New York City and, to a lesser extent, on Long Island, the one-to-four family loans we originate are for the purchase or refinancing of homes throughout the United States.

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

Customers of the Commercial Bank may transact their business at any of our 242 Community Bank branches, and Community Bank customers may transact their business at any of the 30 branches of the Commercial Bank. In addition, customers of the Banks have access to their accounts through our ATMs in all five states.

Online Information about the Company and the Banks

We also serve our customers through three connected websites: www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, these websites provide extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of these websites. In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, and are posted to the Investor Relations portion of our websites within minutes of being filed. The websites also provide information regarding our Board of Directors and management team and the number of Company shares held by these insiders, as well as certain Board Committee charters and our corporate governance policies. The content of our websites shall not be deemed to be incorporated by reference into this Annual Report.

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

The market for the loans we produce varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, which is also home to the majority of the properties collateralizing our CRE and ADC loans. In contrast, we originate one-to-four family mortgage loans in all 50 states and the District of Columbia, and our specialty finance loans and leases are generally made to large corporate obligors that participate in stable industries nationwide.

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 30.1 million, and the number of banks and thrifts we compete with currently exceeds 320. With total deposits of $28.3 billion at December 31, 2014, we ranked ninth among all bank and thrift depositories serving these 26 counties. We also ranked first among all banks and thrifts in Essex County, New Jersey, third in Richmond County, and fourth in both Queens and Nassau Counties in New York. (Market share information was provided by SNL Financial.) We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms.

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

We vie for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 242 Community Bank branches and 30 Commercial Bank branches, we have 285 ATM locations, including 261 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. We also offer certain higher-paying money market accounts and certificates of deposit (“CDs”) through two dedicated websites, www.myBankingDirect.com and www.AmTrustDirect.com. In addition, 38 of our Community Bank branches in New York and New Jersey are “in-store” branches, including 37 that are located in supermarkets and one in a drug store. Because of the proximity of these branches to our traditional locations, our customers have the option of doing their banking seven days a week in many of the communities we serve. This service model is an important component of our efforts to attract and maintain deposits in a highly competitive marketplace.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including annuities, life and long-term care insurance, and mutual funds of various third-party service providers. Furthermore, customers who come to us seeking a residential mortgage can begin the application process by phone, online, or in any branch.

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, the Commercial Bank offers a suite of cash management products to address the needs of small and mid-size businesses, municipal and county governments, school districts, and professional associations.

Another competitive advantage is our strong community presence, with April 14, 2014 having marked the 155th year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

Competition for Loans

Our success as a lender is substantially tied to the economic health of the markets where we lend. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans.

The competition we face for loans also varies with the type of loan we are originating. In New York City, where the majority of the buildings collateralizing our multi-family loans are located, we compete for such loans on the basis of timely service and the expertise that stems from being a specialist in this lending niche. In addition to the money center, regional, and local banks we compete with in this market, we also compete with insurance companies. Certain of the banks we compete with sell the loans they produce to Fannie Mae and Freddie Mac.

While we anticipate that competition for multi-family loans will continue in the future, we believe that the significant volume of multi-family loans we produced in 2014 and that are in our year-end pipeline are indicative of our ability to compete for such loans.

Similarly, our ability to compete for CRE loans on a go-forward basis depends on the same factors that impact our ability to compete for multi-family credits, and the degree to which other CRE lenders choose to increase their loan production as local market conditions continue to improve.

While we continue to originate a limited number of one-to-four family, ADC, and C&I loans for investment, such loans represent a small portion of our loan portfolio.

We also compete with a significant number of financial and non-financial institutions throughout the nation that originate and aggregate one-to-four family loans for sale. Reflecting the volume of loans funded in 2014 through our mortgage banking business, we ranked among the 15 largest aggregators of one-to-four family loans in the United States.

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

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 32 active subsidiary corporations. Of these, 21 are direct subsidiaries of the Community Bank and 11 are subsidiaries of Community Bank-owned entities.

The 21 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, NY, all the units of which were sold by December 31, 2006

NYCB Mortgage Company, LLC	Delaware	Originates and aggregates one-to-four family loans for sale, primarily servicing retained

Realty Funding Company, LLC	Delaware	Holding company for subsidiaries owning an interest in real estate

NYCB Specialty Finance Company, LLC	Massachusetts	Originates asset-based loans, dealer floor-plan loans, and equipment loan and lease financing

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

1400 Corp.	New York	Manages properties acquired by foreclosure while they are being marketed for sale

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RCSB Corporation	New York	Owns a branch building, Ferry Development Holding Company, and Woodhaven Investments, Inc.

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

The 11 subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Columbia Preferred Capital Corporation	Delaware	A real estate investment trust (“REIT”) organized for the purpose of investing in mortgage-related assets

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Holding Company, LLC	Delaware	Established to own Bank-owned properties

Woodhaven Investments, Inc.	Delaware	Holding company for Roslyn Real Estate Asset Corp. and Ironbound Investment Company, Inc.

Your New REO, LLC	Delaware	Owns a website that lists bank-owned properties for sale

Ironbound Investment Company, Inc.	New Jersey	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

The Hamlet at Olde Oyster Bay, LLC	New York	Organized as a joint venture, part-owned by O.B. Ventures, LLC

The Hamlet at Willow Creek, LLC	New York	Organized as a joint venture, part-owned by Mt. Sinai Ventures, LLC

Richmond County Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Columbia Preferred Capital Corp.

There are 86 additional entities that are subsidiaries of a Community Bank-owned entity organized to own interests in real estate.

The Commercial Bank has four active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The two direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

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

Personnel

At December 31, 2014, the number of full-time equivalent employees was 3,416. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. Please see the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this annual report.

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

Both the Community Bank and the Commercial Bank are subject to regulation and supervision by the New York State Department of Financial Services (the “NYDFS”), as their chartering agency; by the FDIC, as their insurer of deposits; and by the Consumer Financial Protection Bureau (the “CFPB”), which was created under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2011 to implement and enforce consumer protection laws applying to banks.

The Banks must file reports with the NYDFS, the FDIC, and the CFPB concerning their activities and financial condition, and are periodically examined by the NYDFS, the CFPB, and the FDIC to assess compliance with various regulatory requirements, including safety and soundness considerations. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank and a commercial bank can engage, and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Moreover, the Banks would have to obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. Any changes in such regulations, whether by the NYDFS, the CFPB, the FDIC, or through legislation, could have a material adverse impact on the Company, the Banks and their operations, and the Company’s shareholders.

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHCA”), as administered by the Board of Governors of the Federal Reserve System (the “FRB”). In addition, the Company is periodically examined by the Federal Reserve Bank of New York (the “FRB-NY”). Besides filing certain reports under, and otherwise complying with, the rules and regulations of the FRB, the Company is required to file certain reports under, and otherwise comply with, the rules and regulations of the FDIC, the NYDFS, and the SEC under federal securities laws. Furthermore, the Company would be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company.

In addition, on September 3, 2014, the FRB and other banking regulators adopted final rules implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio (the “LCR”) requirement. The LCR requirement, including the modified version applicable to bank holding companies with $50 billion or more in total consolidated assets that have not opted to use the “advanced approaches” risk-based capital rule, requires a banking organization to maintain an amount of unencumbered “high-quality liquid assets” to be at least equal to the amount of its total net cash outflows over a 30-day stress period. Only specific classes of assets qualify under the rule as high-quality assets (the numerator of the LCR), with riskier classes of assets subject to haircuts and caps. The total net cash outflow amount (the denominator of the LCR) is determined under the rule by applying outflow and inflow rates that reflect certain standardized assumptions against the balances of the banking organization’s funding sources, obligations, transactions, and assets over a 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period).

The initial compliance date for the modified LCR will be January 2016, with the requirement fully phased in by January 2017. Although we are not currently subject to the modified LCR requirements, were we to have average total consolidated assets over the four most recent quarters in excess of $50 billion, we would have to comply with the requirements of the modified LCR beginning on the first day of the first quarter after which we exceed that threshold. The modified LCR is a minimum requirement, and the FRB can impose additional liquidity requirements as a supervisory matter.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it would be based not on deposits, but on the average consolidated total assets less the tangible equity capital of an insured institution. That rule took effect on April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

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

These guidelines divide an institution’s capital into two tiers. The first tier (“Tier 1”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier 2”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock; mandatorily convertible securities; certain hybrid capital instruments; term subordinated debt; and the allowance for loan losses, subject to certain limitations; and up to 45% of pre-tax net unrealized gains on equity securities with readily determinable fair market values, less required deductions. Savings banks and commercial banks are required to maintain a total risk-based capital ratio of at least 8%, of which at least 4% must be Tier 1 capital.

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

As of December 31, 2014, the Community Bank and the Commercial Bank were deemed to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum Tier 1 leverage capital ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum total risk-based capital ratio of 10%. A summary of the regulatory capital ratios of the Banks at December 31, 2014 appears in Note 18, “Regulatory Matters” in Item 8, “Financial Statements and Supplementary Data.”

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

Federal Reserve Board Capital Requirements

The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to, but somewhat less stringent than, those of the FDIC for the Community Bank and the Commercial Bank. At December 31, 2014, the Company’s consolidated Total and Tier 1 capital exceeded these requirements.

The Dodd-Frank Act required the FRB to issue consolidated regulatory capital requirements for bank holding companies that are at least as stringent as those applicable to insured depository institutions. Such regulations eliminated the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase-out from inclusion as Tier 1 capital, beginning January 1, 2013. As a result, only 25% of the Company’s trust preferred securities will be included in Tier 1 capital in 2015, and none will be included in 2016. Based on our balance of trust preferred securities at December 31, 2014, and absent any reduction in that balance during the period ending January 1, 2016, the elimination of such instruments would be expected to reduce our capital by $345.6 million, or 9.3%, at the end of the phase-in, and reduce our Tier 1 leverage capital ratio by 74 basis points at that date.

Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of the Company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB or the FRB-NY. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

The FDIC has adopted regulations to implement prompt corrective action. Among other things, the regulations define the relevant capital measures for the five capital categories. For the period ended December 31, 2014, an institution was deemed to be “well capitalized” if it had a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage capital ratio of 5% or greater, and was not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution was deemed to be “adequately capitalized” if it had a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally a leverage capital ratio of 4% or greater. An institution was deemed to be “undercapitalized” if it had a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage capital ratio of less than 4%. An institution was deemed to be “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution was deemed to be “critically undercapitalized” if it had a ratio of tangible equity (as defined in the regulations) to total assets that was equal to or less than 2%.

As a result of U.S. bank regulations implementing Basel III, new definitions of the relevant measures for the five capital categories will take effect on January 1, 2015, as further described below under “Basel III.” Effective that date, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and generally a leverage capital ratio of 4% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 risk-based capital ratio of less than 4.5%, or generally a leverage capital ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

Basel III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies.

The rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets), and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.

The rule also changed what constitutes regulatory capital. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock are required to be deducted from capital. Finally, Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available-for-sale debt and equity securities).

The capital requirements also changed the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high-volatility commercial real estate acquisition, development, and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancelable; a 250% risk weight (up from 100%) for mortgage servicing rights and certain deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, and increase each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2014, we would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements had been effective at that date. In addition, reflecting a good faith estimate of the Company’s CET1 and risk-weighted assets, as computed in accordance with the methodologies set forth in the Basel III Capital Rules, management estimates that the Company’s ratio of CET1 to risk-weighted assets, on a fully phased-in basis, was approximately 10.85% at December 31, 2014.

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

Consistent with the requirements of the Dodd-Frank Act, the rule would require each covered institution to publish a summary of the results of its annual stress tests within 90 days of the required date for submitting its stress test report to the FDIC and the FRB. As discussed below, if the average of our total consolidated assets over the four most recent quarters were to exceed $50 billion, the Company would become subject to a different set of FRB stress test regulations.

Stress Testing for Large Bank Holding Companies

If the average of the Company’s total consolidated assets over the four most recent quarters were to reach or exceed $50 billion, the Company would become subject to a different set of stress testing regulations administered by the FRB under its capital plan rule and related supervisory process, the Comprehensive Capital Analysis and Review (“CCAR”). Under this scenario, the FRB will use its own models to evaluate whether each covered company has the capital, on a total consolidated basis, necessary to continue operating under the economic and financial market conditions of each scenario. The FRB’s analysis will include an assessment of the projected losses, net income, and pro forma capital levels and the regulatory capital ratio, tier 1 common ratio, and other capital ratios for the covered company, and use such analytical techniques that the FRB determines to be appropriate to identify, measure, and monitor risks of the covered company that may affect the financial stability of the United States.

The aim of the annual review is to ensure that large, complex banking institutions have robust, forward-looking capital planning processes that account for their unique risks, and to help ensure that institutions have sufficient capital to continue operations throughout times of economic and financial stress. Covered companies will be expected to have credible plans that show they have sufficient capital to continue to lend to households and businesses even under severely adverse conditions, and are well prepared to meet Basel III regulatory capital standards as they are implemented in the United States.

A covered company’s capital adequacy will be assessed against a number of quantitative and qualitative criteria, including projected performance under the stress scenarios provided by the FRB and the covered company’s internal scenarios. Boards of directors of covered companies are required to review and approve capital plans before submitting them to the FRB.

If the Company were to exceed the $50 billion asset threshold described above on or before March 31st of a given year, it would be subject to these stress test requirements beginning on January 1st of the next calendar year (i.e., the first year after it became a large banking holding company). If the Company were to exceed the $50 billion asset threshold after March 31st of a given year, it would not be subject to these stress test requirements until January 1st of the second calendar year after the year in which it became a large banking holding company.

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

FDIC Regulations

The discussion that follows pertains to FDIC Regulations other than those already discussed on the preceding pages.

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

The FDIC, the Office of the Comptroller of the Currency, and the FRB (collectively, the “Agencies”) also have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as CRE loans, does not establish specific lending limits but, rather, reinforces and enhances the Agencies’ existing regulations and guidelines for such lending and portfolio management.

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

Insurance of Deposit Accounts

The deposits of the Community Bank and the Commercial Bank are insured up to applicable limits by the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Due to the decline in economic conditions, the deposit insurance provided by the FDIC per account owner was raised to $250,000 for all types of accounts in 2008. That change, initially intended to be temporary, was made permanent by the Dodd-Frank Act.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base; the Community Bank’s assessment was within the lower part of that range in 2014, as was the assessment of the Commercial Bank.

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

Holding Company Regulation

Federal Regulation

The Company is currently subject to examination, regulation, and periodic reporting under the BHCA, as administered by the FRB.

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

The Company, the Community Bank, the Commercial Bank, and their respective affiliates are affected by the monetary and fiscal policies of various agencies of the United States government, including the Federal Reserve System. In view of changing conditions in the national economy and the money markets, it is difficult for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, the Community Bank, or the Commercial Bank.

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

Community Reinvestment Act

Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examinations, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA requires public disclosure of an institution’s CRA rating and further requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. In its most recent FDIC CRA performance evaluation, the Community Bank received overall state ratings of “Satisfactory” for Ohio, Florida, Arizona, and New Jersey, as well as for the New York/New Jersey multi-state region. Furthermore, the most recent overall FDIC CRA ratings for the Community Bank and the Commercial Bank were “Satisfactory.”

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

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). Beginning January 22, 2015, the Banks are required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $103.6 million, plus 10% on the remainder, and the first $14.5 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Community Bank and the Commercial Bank are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank (“FHLB”) of New York (the “FHLB-NY”), one of 12 regional FHLBs comprising the FHLB system. Each regional FHLB manages its customer relationships, while the 12 FHLBs use their combined size and strength to obtain their necessary funding at the lowest possible cost. As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. Including $19.1 million of FHLB-Cincinnati stock acquired in the AmTrust acquisition and $535,000 of FHLB-San Francisco stock acquired in the Desert Hills acquisition, the Community Bank held total FHLB stock of $466.0 million at December 31, 2014. In addition, the Commercial Bank held FHLB-NY stock of $49.3 million at that date. The FHLB stock held by the Banks at December 31, 2014 continued to be valued at par.

For the fiscal years ended December 31, 2014 and 2013, dividends from the FHLBs to the Community Bank amounted to $22.4 million and $18.2 million, respectively. Dividends from the FHLB-NY to the Commercial Bank amounted to $614,000 and $343,000, respectively, in the corresponding years.

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

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the Dodd-Frank Act, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Community Bank currently maintains 47 branches in New Jersey, 27 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 126 branches in New York State.

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

Consumer Protection Regulations

The retail activities of banks, including lending and the gathering of deposits, are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. Loan operations, including our mortgage banking business, are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•

The Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act and Regulation V, governing the use and provision of information to consumer reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

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

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations. In addition, oversight responsibilities of these and other consumer protection laws and regulations have, in large measure, transferred from the Banks’ primary regulators to the CFPB.

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

Enterprise Risk Management

The Board of Directors is actively engaged in the process of overseeing our efforts to identify, measure, monitor, and mitigate risk. In connection with our efforts to practice sound risk management and to incorporate strong internal controls with regard to those risks with the potential to adversely impact the achievement of our goals and objectives, we have established an Enterprise Risk Management (“ERM”) program, which follows the FRB’s guidance on the adequacy of risk management processes and internal controls.

Risk Management Roles and Responsibilities

Our ERM program is driven by our belief that the proper management of risk must start at, and be driven by, the highest organizational level. The following groups/individuals are responsible for ensuring our success in managing risk:

Board of Directors

The Board of Directors is responsible for the approval and oversight of the execution of the ERM Program; setting and revising the Company’s risk appetite in conjunction with the goals and objectives set forth in the Strategic Plan; and reviewing key risk indicators against established risk warning levels and limits, including those identified in the reports presented by the Chief Risk Officer (the “CRO”).

Risk Assessment Committee

The Risk Assessment Committee of the Board of Directors is responsible for assisting the Board in its oversight of the Company’s risk management framework, including the policies and procedures used to manage the following risks: interest rate, credit, liquidity, legal/compliance, market, strategic, operational, reputational, and loss share compliance.

Chief Risk Officer

Reporting directly to both the Risk Assessment Committee of the Board of Directors and the Chief Executive Officer, the CRO is responsible for elevating the overall stature of risk awareness throughout the organization. The CRO focuses on the strategic and forward-looking nature of the Company’s and the Banks’ risk profiles and alignment with the Strategic Plan and Risk Appetite Statement, while communicating regularly with the Director of ERM to be kept fully aware of the daily and tactical issues and activities of the organization. The CRO has oversight over all risk categories and, in this capacity, attends various management and Board committee meetings and Board of Directors’ meetings.

Director of Enterprise Risk Management

The Director of ERM is responsible for establishing, implementing, directing, and managing the execution and further development of the Company’s ERM Policy and Program. Reporting to the CRO, the Director of ERM is expected to work closely with the Company’s and the Banks’ Business Process Owners to identify, assess, mitigate, and report the high priority risks of each. The Director of ERM is responsible for working with the CRO to guide the organization through the complete lifecycle of the ERM process, with a focus on integrating risk management techniques into the Company’s culture, strategy, budgeting, and operational processes.

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

Internal Audit

Internal Audit is responsible for providing an independent assessment of ERM to the Audit Committee of the Board of Directors, and for validating the controls identified by the Business Process Owners when performing internal audits of their respective areas of responsibility. In addition, Internal Audit is responsible for communicating its audit findings to the Chief Risk Officer so that the self-assessment performed by each Business Process Owner may be revisited.

The Key Elements of Enterprise Risk Management

Our ERM program incorporates the principles set forth in the Enterprise Risk Management Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), which has eight key elements, described below:

Internal Environment

The commitment to integrating risk management at all levels is essential to the effective implementation of an ERM program. Our Board of Directors and management team play an integral role in setting the tone throughout the Company, which is carried through to our Business Process Owners and employees, all of whom are critical to maintaining a proper environment for the management of risk.

Objective Setting

The ERM Program ensures that there is a process in place through which the Boards of the Company and the Banks establish a Strategic Plan to identify the goals and objectives that will support our overall mission; the strategies for achieving our goals and objectives; and the measures by which we will determine our success in fulfilling those goals and objectives. In addition, our ERM program ensures the alignment of the Strategic Plan with our Risk Appetite Statement and stress testing activities, as well as with our budget and our capital plan.

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

Monitoring

We monitor our actual performance metrics against Board-established warning levels and limits through the use of our ERM dashboard, and through the active engagement of the Risk Assessment and Capital Assessment Committees of the Boards. Reports are produced with sufficient frequency to ensure that timely action is taken, as needed.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the FRB. However, the yields generated by our loans and securities are typically driven by intermediate-term (e.g., five-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

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

The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for non-covered loan losses and therefore reduce our earnings.

The non-covered loans we originate for investment are primarily multi-family loans and, to a lesser extent, CRE loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than the one-to-four family mortgage loans we produce for investment or for sale. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

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

We also originate ADC and C&I loans for investment, although to a far lesser degree than we originate multi-family and CRE loans. ADC financing typically involves a greater degree of credit risk than longer-term financing on multi-family and CRE properties. Risk of loss on an ADC loan largely depends upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and procedures, and rigorous underwriting standards, an error in such estimates, among other factors, could have a material adverse effect on the quality of our ADC loan portfolio, thereby resulting in losses or delinquencies.

To minimize the risks involved in our specialty finance lending and leasing, we participate in syndicated loans that are brought to us, and equipment loans and leases that are assigned to us, by a select group of nationally recognized sources, and generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. The loans we fund fall into three distinct categories (asset-based lending, dealer floor-plan lending, and equipment loan and lease financing) and each of our credits is secured with a perfected first security interest in the underlying collateral and structured as senior debt or as a non-cancelable lease.

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

Although losses on the non-covered loans we produce have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this record will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing an increase in charge-offs, but also could necessitate our further increasing our provision for losses on non-covered loans. Either of these events would have an adverse impact on our net income.

Economic weakness in the New York metropolitan region, where the majority of the properties collateralizing our multi-family and CRE loans are located, could have an adverse impact on our financial condition and results of operations.

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

If our covered loan portfolio experiences greater losses than we expected at the time of acquisition, or experiences losses following the expiration of the FDIC loss sharing agreements to which it is subject, or if those agreements are not properly managed, our financial condition and results of operations could be adversely affected.

The credit risk associated with the loans and other real estate owned (“OREO”) we acquired in our AmTrust and Desert Hills acquisitions is largely mitigated by our loss sharing agreements with the FDIC. Nonetheless, these assets are not without risk. Although the loans and OREO we acquired were initially accounted for at fair value, there is no assurance that they will not become impaired, which could result in their being charged off. Fluctuations in national, regional, and local economic conditions may increase the level of charge-offs on the loans we acquired in these transactions, and would therefore have an adverse impact on our net income. Such fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition, even if other favorable events occur.

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

In addition to mitigating credit risk through our underwriting processes, we attempt to mitigate such risk through the establishment of an allowance for losses on non-covered loans. The process of determining whether or not this allowance is sufficient to cover potential non-covered loan losses is based on our evaluation of incurred losses in the held-for-investment loan portfolio, which requires that management make certain assumptions, estimates, and judgments regarding several factors, including the current and historical performance of the portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

If our assumptions, estimates, and judgments regarding such matters prove to be incorrect, our allowance for losses on such loans might not be sufficient, and additional non-covered loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, as we continue to grow our held-for-investment loan portfolio, it may be necessary to increase the allowance for losses on such non-covered loans by making additional provisions, which also could adversely impact our operating results. Furthermore, bank regulators may require us to make a provision for non-covered loan losses or otherwise recognize further loan charge-offs following their periodic review of our held-for-investment loan portfolio, our underwriting procedures, and our allowance for losses on such loans. Any increase in the non-covered loan loss allowance or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Liquidity Risks

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations and also could subject us to material reputational and regulatory risk.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are the retail, institutional, and municipal deposits, we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB and various Wall Street brokerage firms; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time.

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

If we continue to grow and the average of our total consolidated assets over the four most recent quarters were to exceed $50 billion, we would be subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies.

Pursuant to the current requirements of the Dodd-Frank Act, a bank holding company whose total consolidated assets average more than $50 billion over the four most recent quarters is determined to be a Systemically Important Financial Institution, and therefore is subject to stricter prudential standards, primarily including capital requirements, liquidity requirements, risk-management requirements, dividend limits, and early remediation regimes. The Dodd-Frank Act permits, but does not require, the FRB to apply heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.

On September 3, 2014, the FRB and other banking regulators adopted final rules implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio (the “LCR”) requirement. The LCR requirement, including the modified version applicable to bank holding companies with $50 billion or more in total consolidated assets that have not opted to use the “advanced approaches” risk-based capital rule, requires a banking organization to maintain an amount of unencumbered “high-quality liquid assets” to be at least equal to the amount of its total net cash outflows over a 30-day stress period. Only specific classes of assets qualify under the rule as high-quality assets (the numerator of the LCR), with riskier classes of assets subject to haircuts and caps. The total net cash outflow amount (the denominator of the LCR) is determined under the rule by applying outflow and inflow rates that reflect certain standardized assumptions against the balances of the banking organization’s funding sources, obligations, transactions, and assets over a 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period).

The initial compliance date for the modified LCR will be January 2016, with the requirement fully phased-in by January 2017. Although we are not currently subject to the modified LCR requirements, were we to have average total consolidated assets over the four most recent quarters in excess of $50 billion, we would have to comply with the requirements of the modified LCR beginning on the first day of the first quarter after which we exceed that threshold. The modified LCR is a minimum requirement, and the Federal Reserve Board can impose additional liquidity requirements as a supervisory matter.

Our results of operations could be adversely affected by further changes in bank regulation, or by our inability to comply with certain existing laws, rules, and regulations governing our industry.

We are subject to regulation, supervision, and examination by the following entities: (1) the NYDFS, the chartering authority for both the Community Bank and the Commercial Bank; (2) the FDIC, as the insurer of the Banks’ deposits; (3) the FRB-NY, in accordance with objectives and standards of the U.S. Federal Reserve System; and (4) the CFPB, which was established in 2011 under the Dodd-Frank Act and given broad authority to regulate financial service providers and financial products.

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

For example, in addition to creating the CFPB, the Dodd-Frank Act established new standards relating to regulatory oversight of systemically important financial institutions, derivatives transactions, asset-backed securitization, and mortgage origination and servicing, and limited the revenues banks can derive from debit card interchange fees. Extensive regulatory guidance is being implemented to clarify many of the provisions of the Dodd-Frank Act and certain U.S. agencies have begun to initiate the required administrative processes. Although it still is too early to fully assess the impact of the full scope of this legislation on our business, our industry, and the broader financial services system, the rules adopted thus far have dramatically increased risk management, capital, and other requirements for the banking industry.

Furthermore, lawmakers in Washington, D.C. continue to discuss plans to dramatically transform the role of the government in the U.S. housing market, including by winding down Fannie Mae and Freddie Mac (which currently are well into their seventh year of government conservatorship), and by reducing other sources of government support to such markets. In addition, some representatives in Congress have expressed a view that the current GSE housing finance system is unsustainable, and consider reform a priority in the near term. It is too early to determine the nature and scope of any legislation that may develop along these lines, or what roles Fannie Mae and Freddie Mac or the private sector will play in future housing markets. However, it is possible that legislation will be proposed that would result in the nature of GSE guarantees being considerably limited relative to historical measurements. Due to the significant influence of Fannie Mae and Freddie Mac in the primary and secondary housing finance markets, some of the legislative changes could have broad adverse implications for the market and significant implications for our business, including by necessitating the identification of alternative secondary markets into which to sell our one-to-four family loans.

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

For example, economic and market conditions, heightened legislative and regulatory scrutiny of the financial services industry, and increases in the overall complexity of our operations, among other developments, have resulted in the creation of a variety of risks that were previously unknown and unanticipated, highlighting the intrinsic limitations of our risk monitoring and mitigation techniques. As a result, the further development of previously unknown or unanticipated risks may result in our incurring losses in the future that could adversely impact our financial condition and results of operations. Furthermore, an ineffective ERM framework, as well as other risk factors, could result in a material increase in our FDIC insurance premiums.

Market Risks

A decline in economic conditions could adversely affect the value of the loans we originate and the securities in which we invest.

Although economic and real estate conditions continued to improve in 2014, and although we have taken, and continue to take, steps to reduce our exposure to the risks that stem from adverse changes in such conditions, we nonetheless could be impacted by them to the degree that they affect the loans we originate, the securities we invest in, and our portfolios of covered and non-covered loans.

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

Although the economy continued to show signs of improvement in 2014, economic or market turmoil could occur in the near or long term, which could negatively affect our business, our financial condition, and our results of operations, as well as volatility in the price and trading volume of our common stock.

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

Because our profitability stems from our ability to attract deposits and originate loans, our continued ability to compete for depositors and borrowers is critical to our success. Our success as a competitor depends on a number of factors, including our ability to develop, maintain, and build long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations and extended hours of service; access, in the form of alternative delivery channels, such as online banking, banking by phone, and ATMs; a broad and diverse selection of products and services; interest rates and service fees that compare favorably with those of our competitors; and skilled and knowledgeable personnel to assist our customers with their financial needs. External factors that may impact our ability to compete include, among others, the entry of new lenders and depository institutions in our current markets and, with regard to lending, an increased focus on multi-family and CRE lending by existing competitors.

In addition, our mortgage banking operation competes nationally with other major banks and mortgage brokers that also originate, aggregate, sell, and service one-to-four family loans.

If our ability to grow our portfolios of multi-family and CRE loans were limited due to regulatory concerns about our concentrated position in such assets, our ability to generate interest income could be adversely affected, as would our financial condition and results of operations, perhaps materially.

Although we also originate ADC, one-to-four family, and C&I loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix. Our position in these markets has been instrumental in our record of solid earnings generation and our consistent record of exceptional asset quality. Nonetheless, if we were instructed to limit or reduce our concentration of multi-family and CRE loans by our regulators, the impact on our interest income could be materially adverse.

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

Furthermore, no assurance can be given that the operation of acquired branches would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from a transaction effectively. In particular, our ability to compete effectively in new markets is dependent on our ability to understand those markets and their competitive dynamics, and our ability to retain certain key employees from the acquired institution who know those markets better than we do.

If our goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in our stockholders’ equity.

We test goodwill for impairment on an annual basis, or more frequently, if necessary. Quoted market prices in active markets are the best evidence of fair value and are to be used as the basis for measuring impairment, when available. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, discounted cash flows, or similar performance measures. If we were to determine that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the value of the goodwill on our balance sheet, adversely affecting our earnings as well as our capital.

The inability to receive dividends from our subsidiary banks could have a material adverse effect on our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our shareholders.

The Parent Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Banks, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Banks. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Banks are unable to pay dividends to the Parent Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock. Furthermore, our current strategy of managing our assets below the SIFI threshold could result in a reduction in our earnings, thereby limiting our ability to maintain our current quarterly cash dividend.

In addition, although the economy continued to show signs of improvement in 2014, renewed economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our shareholders.

Reduction or elimination of our quarterly cash dividend could have an adverse impact on the market price of our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. In addition, should the average of the Company’s total consolidated assets over the four most recent quarters reach or exceed $50 billion, we would be subject to the stricter prudential standards, including for CCAR and for dividend payments, required by the Dodd-Frank Act. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

Operational Risks

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

In accordance with the Dodd-Frank Act, banking organizations with $10 billion to $50 billion in assets currently are required to perform annual capital stress tests and, beginning in 2015, to report the results of such tests. The results of our capital stress tests and the application of certain capital rules may result in constraints being placed on our capital distributions or require that we increase our regulatory capital under certain circumstances.

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

We outsource certain aspects of our data processing to certain third-party providers which may expose us to additional risk.

We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. If our third-party providers encounter difficulties, including those that result from their failure to provide services for any reason or from their poor performance of such services, or if we have difficulty in communicating with them, our ability to adequately process and account for customer transactions could be affected, and our business operations could be adversely impacted. Replacing these third-party providers could also entail significant delay and expense.

Our third-party providers may be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation, and other possible liabilities.

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

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2014, the number of outstanding shares was 442,587,190 and the number of registered owners was approximately 12,800. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2014 and 2013:

		Market Price
	Dividends Declared per Common Share	High	Low	Close
2014
1st Quarter	$0.25	$17.35	$15.25	$16.07
2nd Quarter	0.25	16.30	13.77	15.98
3rd Quarter	0.25	16.58	15.35	15.87
4th Quarter	0.25	16.39	14.62	16.00

2013
1st Quarter	$0.25	$14.36	$12.90	$14.35
2nd Quarter	0.25	14.38	12.91	14.00
3rd Quarter	0.25	15.86	13.99	15.11
4th Quarter	0.25	16.88	15.11	16.85

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On June 27, 2014, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2014 with the cumulative total returns on a broad market index and a peer group index during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE. The peer group index chosen was the SNL U.S. Bank and Thrift Index, which was comprised of 443 bank and thrift institutions, including the Company, as of the date of this report. The data for the indices included in the graph were provided to us by SNL Financial.

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2009 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2009

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2014

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014

New York Community Bancorp, Inc.	$100.00	$137.97	$96.82	$110.65	$152.53	$154.44

S&P Mid-Cap 400 Index	$100.00	$126.65	$124.46	$146.71	$195.80	$214.87

SNL U.S. Bank and Thrift Index	$100.00	$111.64	$86.81	$116.57	$159.61	$178.18

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

During the twelve months ended December 31, 2014, the Company allocated $7.3 million toward the repurchase of shares of its common stock, including $940,000 in the fourth quarter, as indicated in the following table:

(dollars in thousands, except per share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2014	358,461	$16.82	$6,029
Second Quarter 2014	8,810	15.43	136
Third Quarter 2014	11,209	15.82	177
Fourth Quarter 2014:
October	722	14.98	11
November	—	—	—
December	60,235	15.42	929

Total Fourth Quarter 2014	60,957	15.42	940

2014 Total	439,437	$16.57	$7,282

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at December 31, 2014. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2014	2013	2012	2011	2010 (1)
EARNINGS SUMMARY:
Net interest income	$1,140,353	$1,166,616	$1,160,021	$1,200,421	$1,179,963
Provision for losses on non-covered loans	—	18,000	45,000	79,000	91,000
(Recovery of) provision for losses on covered loans	(18,587)	12,758	17,988	21,420	11,903
Non-interest income	201,593	218,830	297,353	235,325	337,923
Non-interest expense:
Operating expenses	579,170	591,778	593,833	574,683	546,246
Amortization of core deposit intangibles	8,297	15,784	19,644	26,066	31,266
Income tax expense	287,669	271,579	279,803	254,540	296,454
Net income	485,397	475,547	501,106	480,037	541,017
Basic earnings per share	$1.09	$1.08	$1.13	$1.09	$1.24
Diluted earnings per share	1.09	1.08	1.13	1.09	1.24
Dividends paid per common share	1.00	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets	1.01%	1.07%	1.18%	1.17%	1.29%
Return on average stockholders’ equity	8.41	8.46	9.06	8.73	10.03
Average stockholders’ equity to average assets	12.01	12.66	13.02	13.38	12.89
Operating expenses to average assets	1.21	1.33	1.40	1.40	1.31
Efficiency ratio	43.16	42.71	40.75	40.03	35.99
Interest rate spread	2.57	2.90	3.11	3.37	3.45
Net interest margin	2.67	3.01	3.21	3.46	3.45
Dividend payout ratio	91.74	92.59	88.50	91.74	80.65
BALANCE SHEET SUMMARY:
Total assets	$48,559,217	$46,688,287	$44,145,100	$42,024,302	$41,190,689
Loans, net of allowances for loan losses	35,647,639	32,727,507	31,580,636	30,152,154	29,041,595
Allowance for losses on non-covered loans	139,857	141,946	140,948	137,290	158,942
Allowance for losses on covered loans	45,481	64,069	51,311	33,323	11,903
Securities	7,096,450	7,951,020	4,913,528	4,540,516	4,788,891
Deposits	28,328,734	25,660,992	24,877,521	22,325,654	21,890,328
Borrowed funds	14,226,487	15,105,002	13,430,191	13,960,413	13,536,116
Stockholders’ equity	5,781,815	5,735,662	5,656,264	5,565,704	5,526,220
Common shares outstanding	442,587,190	440,809,365	439,050,966	437,344,796	435,646,845
Book value per share	$13.06	$13.01	$12.88	$12.73	$12.69
Stockholders’ equity to total assets	11.91%	12.29%	12.81%	13.24%	13.42%
ASSET QUALITY RATIOS (excluding covered assets):
Non-performing non-covered loans to total non-covered loans	0.23%	0.35%	0.96%	1.28%	2.63%
Non-performing non-covered assets to total non-covered assets	0.30	0.40	0.71	1.07	1.77
Allowance for losses on non-covered loans to non-performing non-covered loans	181.75	137.10	53.93	42.14	25.45
Allowance for losses on non-covered loans to total non-covered loans	0.42	0.48	0.52	0.54	0.67
Net charge-offs to average loans (2)	0.01	0.05	0.13	0.35	0.21
ASSET QUALITY RATIOS (including covered assets):
Total non-performing loans to total loans	0.66%	0.97%	1.88%	2.30%	3.52%
Total non-performing assets to total assets	0.68	0.91	1.47	1.97	2.61
Allowances for loan losses to total non-performing loans	78.92	65.40	33.50	25.34	17.34
Allowances for loan losses to total loans	0.52	0.63	0.63	0.58	0.61

(1)	The Company acquired certain assets and assumed certain liabilities of Desert Hills Bank on March 26, 2010. Accordingly, the Company’s 2010 earnings reflect combined operations from that date.
(2)	Average loans include covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, a thrift, with 242 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 30 branches in Metro New York. With assets of $48.6 billion at December 31, 2014, we rank among the 25 largest U.S. bank holding companies and, with deposits of $28.3 billion at that date, we also rank among its 25 largest depositories.

Both of our banks are New York State-chartered and both are subject to regulation by the FDIC, the Consumer Financial Protection Bureau, and the New York State Department of Financial Services. In addition, the holding company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”), and to the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB”.

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In support of this mission, we maintain a consistent business model, as described below:

•	We originate multi-family loans on non-luxury apartment buildings in New York City that are subject to rent regulation and feature below-market rents;

•	We underwrite our loans in accordance with conservative credit standards in order to maintain a high level of asset quality;

•

We originate one-to-four family loans through our proprietary web-based mortgage banking platform and sell the vast majority of those loans to government-sponsored enterprises (“GSEs”), servicing retained;

•	We are intent upon maintaining an efficient operation; and

•	We grow through accretive acquisitions of other financial institutions, branches, and/or deposits.

The merits of this time-tested business model are reflected in the following achievements:

•	We are the leading producer of multi-family loans for portfolio in New York City;

•	We have produced a consistent record of above-average asset quality;

•	We rank among the nation’s top 15 aggregators of one-to-four family loans;

•	We consistently rank among the nation’s most efficient bank holding companies; and

•	We have generated solid earnings and maintained a consistent position of capital strength.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest.

The following table summarizes the high, low, and average five- and ten-year Constant Maturity Treasury rates in 2014 and 2013:

	Constant Maturity Treasury Rates
	5-Year		10-Year
	2014	2013	2014	2013
High	1.85%	1.85%	3.01%	3.04%
Low	1.37	0.65	2.07	1.66
Average	1.64	1.17	2.54	2.35

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the first nine months of 2014, residential mortgage interest rates rose from the year-earlier level, only to fall in the fourth quarter of the year. As a result, the volume of one-to-four family loans produced was lower in 2014 than it was in the prior year.

The impact of market interest rates on our multi-family and commercial real estate lending is far less overt than the impact on our production of one-to-four family mortgage loans. Because the multi-family and commercial real estate loans we produce generate prepayment penalty income when they repay, the impact of repayment activity can be especially meaningful. While prepayment penalty income reached $136.8 million in 2013—the third consecutive year in which we established a new record—the level declined to $86.8 million in 2014.

Also less overt, but nonetheless having an impact on our operations, has been the significant increase in regulation and supervision required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act” or, more simply “Dodd-Frank”). For example, as a bank holding company with assets in the range of $10 billion to $50 billion, we were required to submit our first Dodd-Frank Act Stress Test (“DFAST”) report, including the results of our stress tests, to the FRB in March 2014. Our second DFAST report will be submitted later this month (i.e., March 2015), and the results of our stress tests will be disclosed in June.

With assets of $41.2 billion at December 31, 2010, and a fundamental focus on growth through acquisition, we began in 2011 to prepare for the possibility of exceeding the threshold for classification as a “Systemically Important Financial Institution” (“SIFI”) as such term is defined by the Dodd-Frank Act. Since then, we have invested significant human, technological, and financial resources into our enterprise risk management program, while also strengthening our corporate governance policies, procedures, and practices. We also have continued to grow our balance sheet. At December 31, 2014, we recorded total assets of $48.6 billion, a $1.9 billion, or 4.0%, increase from the balance at December 31, 2013.

Essentially, a bank is designated a “SIFI” when the average of its total consolidated assets over the four most recent quarters exceeds $50 billion. In the third quarter of 2014, with our assets drawing closer to $50 billion, we decided to manage our assets below that level for the near-term as we continue to evaluate the impact of the SIFI threshold being crossed.

Accordingly, in the fourth quarter of 2014, we reduced our loans by $601.0 million through a combination of sales and participations, and our securities by $354.8 million through a combination of sales and calls. These reductions were largely offset by an increase in the production of multi-family loans and specialty finance loans and leases for portfolio.

While the costs of complying with Dodd-Frank have added meaningfully to our operating expenses, the impact was more than offset in 2014 by a decline in our FDIC deposit insurance assessments and the expenses associated with the management and sale of foreclosed real estate, as the quality of our assets continued to improve.

Reflecting our unique lending niche and our conservative underwriting standards, net charge-offs declined $14.9 million from the year-earlier level to $2.1 million in 2014. In addition, non-performing non-covered assets declined $36.0 million year-over-year to $138.9 million at the end of this December, the lowest level we’ve recorded since December 31, 2008. Reflecting these improvements, net charge-offs represented 0.01% of average loans in 2014, and non-performing non-covered assets represented 0.30% of total non-covered assets at year-end.

While the quality of our assets generally reflects the nature of our primary lending niche and the benefit of conservative underwriting, it also reflects certain economic improvements that occurred in 2014. Those improvements are reflected in the economic data cited on the following page.

The following table presents the downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	For the Month Ended December 31,
	2014	2013
Unemployment rate:
United States	5.6%	6.7%
New York City	6.4	7.5
Arizona	6.5	7.3
Florida	5.4	5.9
New Jersey	5.7	6.7
New York	5.7	6.6
Ohio	4.7	6.6

Yet another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	December 2014	December 2013
Change in prices:	0.8%	1.5%

The recovery is also reflected in the S&P/Case-Shiller Home Price Index for the twelve months ended December 2014 and 2013. Home prices rose 4.6% across the U.S. in the twelve months ended December 2014, as compared to 11.3% in the year-earlier twelve months. Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is a particularly important economic indicator for the Company.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 481,000 in December 2014, according to estimates set forth in a U.S. Commerce Department report issued on January 27, 2015. The December 2014 rate was 8.8% higher than the rate reported in December 2013.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 79.9% of our multi-family loans and 87.4% of our CRE loans are secured by properties in New York State, with Manhattan accounting for 35.1% and 50.8% of our multi-family and CRE loans, respectively. As reflected in the following table, rental vacancy rates have improved in these markets over the indicated periods:

	For the Three Months Ended December 31,
	2014	2013
Residential rental vacancy rate in New York	4.7%	5.8%
Manhattan office vacancy rate	9.7	11.1

In addition, the Consumer Confidence Index® moved up to 93.1 in December 2014 from 78.1 in December 2013. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

On January 26, 2015, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on February 20, 2015 to shareholders of record at the close of business on February 9, 2015.

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

Allowances for Loan Losses

The allowance for losses on non-covered loans is increased by provisions for non-covered loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Although non-covered loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted in the following discussion, the process for establishing the allowance for losses on non-covered loans is largely the same for each of the Community Bank and the Commercial Bank.

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2014, 2013, and 2012 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that were probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on our evaluation of incurred losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and/or events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to non-covered loans individually evaluated for impairment in our portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans to certain borrowers who have experienced financial difficulty and for which the terms have been modified, resulting in a concession, are considered troubled debt restructurings (“TDRs”) and are classified as impaired.

We generally measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated costs to sell, or the present value of the expected cash flows is less than the recorded investment in the loan, any shortfall is promptly charged off.

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

The factors assessed begin with the historical loan loss experience for each major loan category. Our allowance for loan losses methodology also considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment.

During 2014, this methodology was enhanced by estimating the loss emergence period using a more granular segmentation approach. The allocation methodology consists of the following components: First, we determine an allowance for loan losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. Lastly, we allocate an allowance for loan losses to qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management which include, but are not limited to:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

•

Changes in international, national, regional, and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the volume and severity of past-due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of our loan review system;

•	Changes in the value of the underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	Changes in the experience, ability, and depth of lending management and other relevant staff; and

•	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

By considering the factors discussed above, we determine an allowance for non-covered loan loss that is applied to each significant loan portfolio segment to determine the total allowance for losses on non-covered loans.

In 2014, we changed the historical loss period we use to determine the allowance for loan losses on non-covered loans to a rolling 16-quarter look-back period, as we believe this to be a more appropriate reflection of our historical loss experience. This change has not had a significant effect on the allowance for losses on non-covered loans, nor is it expected to do so.

The process of establishing the allowance for losses on non-covered loans also involves:

•	Periodic inspections of the loan collateral by qualified in-house and external property appraisers and/or inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

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

In order to determine their overall adequacy, each of the respective non-covered loan loss allowances is reviewed quarterly by management and the Board of Directors of the Community Bank or the Commercial Bank, as applicable.

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

The level of future additions to the respective non-covered loan loss allowances is based on many factors, including certain factors that are beyond our control. These include changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. We use the best available information to recognize losses on loans or to make additions to the loan loss allowances; however, the Community Bank and/or the Commercial Bank may be required to take certain charge-offs and/or recognize further additions to their loan loss allowances, based on the judgment of regulatory agencies with regard to information provided to them during their examinations of the Banks.

An allowance for unfunded commitments is maintained separate from the allowances for non-covered loan losses and is included in “Other liabilities” in the Consolidated Statements of Condition.

Allowance for Losses on Covered Loans

We account for the loans acquired in the AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions (our “covered loans”) based on expected cash flows, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we maintain the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

Please see Note 6, “Allowances for Loan Losses” for a further discussion of our allowance for losses on covered loans, as well as additional information about our allowance for losses on non-covered loans.

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

The fair values of our securities, and particularly our fixed-rate securities, are affected by changes in market interest rates, liquidity, and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in “Non-interest income.” Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. We performed our annual goodwill impairment test as of December 31, 2014 and found no indication of goodwill impairment at that date.

Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the twelve months ended December 31, 2014.

The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment in 2014. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

On March 31, 2014, new tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company are summarized below:

•

New York State tax is now determined by measuring the apportioned income of the combined group of all domestic affiliates of a New York taxpayer that participate in a unitary business relationship, rather than by applying differing rules based on the tax status of each affiliate;

•

Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are no longer relevant to the determination of income apportioned to New York State;

•	The statutory tax rate is reduced from 7.1% to 6.5%; and

•	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

While most of the provisions of this legislation are effective for fiscal years beginning in 2015, the statutory tax rate will not be reduced until 2016. However, certain impacts of this tax law change were reflected in our 2014 income tax expense, in the form of a one-time charge of $3.5 million. That said, it is expected that this law will result in a modest reduction in our current income tax expense beginning in 2015. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

In January 2015, new tax legislation was proposed by the Governor of the State of New York that would change the tax laws of New York City that are applicable to the Company in a manner similar to the changes that were made to the New York State laws described above. These changes would also be effective January 1, 2015. However, the New York City laws would differ from the New York State laws in certain ways. For example, the New York City laws would retain an alternative tax on capital; would reduce the statutory tax rate on financial institutions from 9.00% to 8.85%; and would determine the New York City apportionment of taxable income by applying a customer-based receipts factor that would become the exclusive indicator of business activity, but only after a three-year phase-out of other factors (i.e., payroll and property). Inclusive of the New York State tax law revisions described above, and absent any change in our operations, structure, or profitability, the proposed changes to the New York City tax laws would result in a modest increase in the Company’s New York City and State aggregate tax expense in 2015.

FINANCIAL CONDITION

Balance Sheet Summary

Our total assets rose $1.9 billion, or 4.0%, year-over-year, to $48.6 billion at December 31, 2014. The growth of our assets was primarily due to the production of loans held for investment and, more particularly, the production of held-for-investment multi-family loans. Including a $3.1 billion increase in the portfolio of multi-family loans to $23.8 billion, loans held for investment rose $3.2 billion to $33.0 billion at December 31, 2014. The benefit of the increase in loans held for investment was partly offset by an $854.6 million reduction in the balance of securities.

The growth of our portfolio of loans held for investment was largely funded by the growth of our deposits, which rose $2.7 billion from the year-earlier balance to $28.3 billion at December 31, 2014. While certificates of deposit (“CDs”) declined $511.5 million year-over-year, the impact was more than offset by a $2.0 billion increase in NOW and money market accounts, a $1.1 billion increase in savings accounts, and a $36.4 million increase in non-interest-bearing accounts. In tandem with the increase in deposits, borrowed funds fell $878.5 million year-over-year to $14.2 billion.

Stockholders’ equity rose $46.2 million year-over-year to $5.8 billion, representing 11.91% of total assets and a book value per share of $13.06. Tangible stockholders’ equity rose $54.5 million during this time, to $3.3 billion, representing 7.24% of tangible assets and a tangible book value per share of $7.54. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

Loans

Total loans grew $2.9 billion year-over-year, to $35.8 billion, representing 73.8% of total assets at December 31, 2014. Covered loans represented $2.4 billion, or 6.8%, of the year-end 2014 balance, and non-covered loans accounted for the remaining $33.4 billion, or 93.2%. Included in non-covered loans were $33.0 billion of loans held for investment, and $379.4 million of loans held for sale.

Covered Loans

In December 2009 and March 2010, we acquired certain assets and assumed certain liabilities of AmTrust and Desert Hills, respectively, in FDIC-assisted acquisitions. “Covered loans” refers to the loans we acquired in those transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. The loss sharing agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

At December 31, 2014, covered loans represented $2.4 billion, or 6.8%, of the total loan balance, a decline from $2.8 billion, representing 8.5% of total loans, at the prior year-end. The decline in covered loans was primarily due to repayments.

One-to-four family loans, originated at both fixed and adjustable rates, represented $2.2 billion of total covered loans at the end of this December, with all other types of covered loans representing $216.2 million, combined. Covered other loans consist of commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”); and consumer loans.

At December 31, 2014, $1.7 billion, or 70.8%, of the loans in our covered loan portfolio were variable-rate loans, with a contractual weighted average interest rate of 3.28%. The remainder of the portfolio consisted of fixed-rate loans. The interest rates on 84.1% of our covered variable rate loans were scheduled to reprice within twelve months and annually thereafter, and we generally expect such loans to reprice at lower interest rates. The interest rates on our variable-rate covered loans are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

In 2014, we recovered $18.6 million from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of acquired loans that had previously experienced a decline in credit quality. The recovery was largely offset by FDIC indemnification expense of $14.9 million, recorded in “Non-interest income” in the corresponding year. In contrast, we recorded a provision for losses on covered loans of $12.8 million in 2013, as the expected cash flows from certain pools of acquired loans declined in connection with a decrease in credit quality. The provision was largely offset by FDIC indemnification income of $10.2 million, recorded in “Non-interest income” in the corresponding year.

While the loss sharing agreements with respect to our covered one-to-four family loans and home equity loans extend for ten years from the dates of acquisition, the loss sharing agreements with respect to all other covered loans and the OREO acquired in the Desert Hills transaction expire five years from the acquisition dates. Accordingly, in March 2015, approximately $23.4 million of other covered loans and $942,000 of OREO acquired in our Desert Hills transaction will transfer to held-for-investment as the loss sharing agreements to which they currently are subject will expire during said month.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at December 31, 2014:

(in thousands)
California	$423,755
Florida	409,536
Arizona	195,676
Ohio	154,771
Massachusetts	116,583
Michigan	109,880
New York	84,628
Illinois	84,603
Maryland	65,116
New Jersey	58,610
Nevada	57,652
Minnesota	53,704
Washington	52,587
Colorado	51,477
North Carolina	50,772
All other states	459,272

Total covered loans	$2,428,622

Loan Maturity and Repricing Analysis: Covered Loans

The following table sets forth the maturity or period to repricing of our covered loan portfolio at December 31, 2014. Loans that have adjustable rates are shown as being due or repricing in the period during which their interest rates are next subject to change.

	Covered Loans at December 31, 2014
(in thousands)	One-to-Four Family	All Other Loans	Total Loans
Amount due or repricing:
Within one year	$1,147,394	$202,436	$1,349,830
After one year:
One to five years	217,681	8,219	225,900
Over five years	847,367	5,525	852,892

Total due or repricing after one year	1,065,048	13,744	1,078,792

Total amounts due or repricing, gross	$2,212,442	$216,180	$2,428,622

The following table sets forth, as of December 31, 2014, the dollar amount of all covered loans due or repricing after December 31, 2015, and indicates whether such loans have fixed or adjustable rates of interest.

	Due or Repricing after December 31, 2015
(in thousands)	Fixed	Adjustable	Total
One-to-four family	$752,504	$312,544	$1,065,048
All other loans	6,565	7,179	13,744

Total loans	$759,069	$319,723	$1,078,792

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $33.0 billion at the end of this December, representing 92.1% of total loans and a $3.2 billion, or 10.7%, increase from the balance at December 31, 2013. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans, with C&I loans comprising the bulk of the “other loan” portfolio.

In 2014, originations of held-for-investment loans represented $11.0 billion, or 77.5%, of total loan originations, a $140.2 million decrease from the volume produced in the prior year. Consistent with management’s focus on containing the growth of our assets in the near-term, the increase in the volume of multi-family loans and specialty finance loans and leases we originated was exceeded by reductions in the volume of CRE, one-to-four family, ADC, and other C&I loans produced.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $7.6 billion, or 68.9%, of the loans we produced in 2014 for investment, exceeding the year-earlier volume by $167.4 million and establishing a new record with regard to the volume of multi-family loans produced in a single year.

At December 31, 2014, multi-family loans represented $23.8 billion, or 72.2%, of total non-covered loans held for investment, reflecting a year-over-year increase of $3.1 billion, or 15.1%. At December 31, 2014 and 2013, respectively, the average multi-family loan had a principal balance of $5.0 million and $4.5 million; the expected weighted average life of the portfolio was 3.0 years and 2.9 years at the respective dates.

The majority of our multi-family loans are made to long-term owners of buildings with apartments that are subject to rent regulation and feature below-market rents. Our borrowers typically use the funds we provide to make building-wide improvements and renovations to certain apartments, as a result of which they are able to increase the rents their tenants pay. In doing so, the borrower creates more cash flows to borrow against in future years.

In addition to underwriting multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the buildings’ current rent rolls, their financial statements, and related documents.

While a small percentage of our multi-family loans are ten-year fixed rate credits, the vast majority of our multi-family loans feature a term of ten or twelve years, with a fixed rate of interest for the first five or seven years of the loan, and an alternative rate of interest in years six through ten or eight through twelve. The rate charged in the first five or seven years is generally based on intermediate-term interest rates plus a spread. During the remaining years, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. The expected weighted average life of the portfolio at December 31, 2014 and 2013, as noted above, is indicative of this practice.

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

At December 31, 2014, the vast majority of our multi-family loans were secured by rental apartment buildings. In addition, 75.1% of our multi-family loans were secured by buildings in New York City and 4.9% were secured by buildings elsewhere in New York State. The remaining 20.1% of multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property. The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

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

Commercial Real Estate Loans

At December 31, 2014, CRE loans represented $7.6 billion, or 23.1%, of total loans held for investment, as compared to $7.4 billion, or 24.7%, at December 31, 2013. At the respective year-ends, the average CRE loan had a principal balance of $5.0 million and $4.7 million, and the portfolio had an expected weighted average life of 3.2 years and 3.3 years. In 2014, CRE loans represented $1.7 billion, or 15.1%, of the loans we produced for investment; in 2013, the comparable volume and percentage were $2.2 billion and 19.4%.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2014, 71.5% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 13.2%. Other parts of New York State accounted for 2.7% of the properties securing our CRE credits, while all other states accounted for 12.6%, combined.

The pricing of our CRE loans is similar to the pricing of our multi-family credits. While a small percentage of our CRE loans feature ten-year fixed-rate terms, they primarily feature a fixed rate of interest for the first five or seven years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten or eight through twelve, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

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

One-to-Four Family Loans

For many years, the vast majority of our one-to-four family loans held for investment were loans we had acquired in our merger transactions prior to 2009. However, in 2012, we began to capitalize on our proprietary mortgage banking platform to originate hybrid adjustable-rate one-to-four family loans for our own portfolio.

While this practice continued through the first six months of 2014, we reclassified most of our one-to-four family loans that were held for investment as loans held for sale in the second half of the year. As our assets grew closer to $50 billion and the current SIFI threshold, we largely offset the growth of our multi-family and CRE loans, and our specialty finance loans and leases, by reducing the balance of held-for-investment one-to-four family loans.

Accordingly, the balance of one-to-four family loans held for investment declined $421.8 million from the year-earlier balance to $138.9 million at December 31, 2014. The latter balance represented 0.42% of total loans held for investment, a decrease from 1.9% at the previous year-end.

Acquisition, Development, and Construction Loans

At December 31, 2014, ADC loans represented $258.1 million, or 0.78%, of total loans held for investment, reflecting an $86.0 million decrease from the balance at the prior year-end. Reflecting our primary focus on multi-family and CRE lending, we originated a modest $96.8 million of ADC loans over the course of the year.

At December 31, 2014, 79.4% of the loans in our ADC portfolio were for land acquisition and development; the remaining 20.6% consisted of loans that were provided for the construction of owner-occupied homes and commercial properties. Loan terms vary based upon the scope of the construction, and generally range from 18 to 24 months; they also feature a floating rate of interest tied to prime, with a floor. In addition, 73.8% of the loans in the ADC portfolio were for properties in New York City, with Manhattan accounting for more than half of New York City’s share.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2014, we recovered losses against guarantees of $276,000, as compared to $1.4 million in the prior year. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that residential properties be pre-sold and that commercial properties be pre-leased.

Other Loans

Other loans totaled $1.1 billion at December 31, 2014, representing 3.5% of total loans held for investment and a $288.4 million, or 33.8%, increase from the year-earlier amount. C&I loans represented all but $31.9 million of the current year-end total, as compared to all but $39.0 million at the prior year-end. In other words, C&I loans accounted for $1.1 billion, or 97.2%, of other loans at the end of this December, as compared to $813.7 million, or 95.4%, at December 31, 2013.

The increase in C&I loans was primarily due to the growth in specialty finance loans and leases, a tribute to NYCB Specialty Finance Company, LLC, which completed its first full year of operation as a subsidiary of New York Community Bank at December 31, 2014. Located in Foxboro, Massachusetts, the subsidiary is staffed by a group of industry veterans with expertise in originating and underwriting senior secured debt and equipment loans and leases. The subsidiary participates in syndicated loans that are brought to us, and equipment loans and leases that are assigned to us, by a select group of nationally recognized sources, and generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

The loans and leases we fund fall into three distinct categories (asset-based lending, dealer floor-plan lending, and equipment loan and lease financing) and each of our credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancelable lease. The pricing of our asset-based and dealer floor-plan loans are at floating rates predominately tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over treasuries.

At December 31, 2014, specialty finance loans and leases represented $632.8 million of total C&I loans, including $208.7 million of equipment leases, and accounted for $848.5 million of the C&I loans we produced during the year.

In contrast to the loans produced by our specialty finance subsidiary, the other C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. Other C&I loans represented $476.4 million of total C&I loans at December 31, 2014, and accounted for $530.3 million of all the C&I loans we produced over the course of the year.

The other C&I loans we produce are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of other C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of other C&I loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. Other C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

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

In accordance with the Banks’ policies, all loans originated by the Banks are presented to the Mortgage Committee or the Credit Committee, as applicable. In addition, all loans of $20.0 million or more originated by the Community Bank, and all loans of $10.0 million or more originated by the Commercial Bank, are reported to the applicable Board of Directors. In 2014, 225 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $5.6 billion at origination. In 2013, 224 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance at origination of $5.3 billion.

At December 31, 2014, as at the prior year-end, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at both dates. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan, and, as of the date of this report, has been current since origination.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2014:

	At December 31, 2014
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$8,367,265	35.11%	$3,879,810	50.82%
Brooklyn	4,126,649	17.32	601,423	7.88
Bronx	2,794,688	11.73	206,812	2.71
Queens	2,526,475	10.60	728,126	9.54
Staten Island	70,554	0.29	41,052	0.53

Total New York City	$17,885,631	75.05%	$5,457,223	71.48%

Long Island	463,640	1.94	1,007,514	13.20
Other New York State	699,771	2.94	205,530	2.69
All other states	4,782,804	20.07	964,053	12.63

Total	$23,831,846	100.00%	$7,634,320	100.00%

At December 31, 2014, the largest concentration of one-to-four family loans held for investment was in California, with a total of $40.2 million; the largest concentration of ADC loans held for investment was in New York City, with a total of $190.5 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Non-Covered Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2014. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

	Non-Covered Loans Held for Investment at December 31, 2014
(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$496,891	$581,431	$19,213	$257,391	$666,084	$2,021,010
After one year:
One to five years	13,691,422	3,661,940	17,319	725	340,730	17,712,136
Over five years	9,643,533	3,390,949	102,383	—	134,350	13,271,215

Total due or repricing after one year	23,334,955	7,052,889	119,702	725	475,080	30,983,351

Total amounts due or repricing, gross	$23,831,846	$7,634,320	$138,915	$258,116	$1,141,164	$33,004,361

The following table sets forth, as of December 31, 2014, the dollar amount of all non-covered loans held for investment that are due after December 31, 2015, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2015
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$4,186,410	$19,148,545	$23,334,955
Commercial real estate	1,958,697	5,094,192	7,052,889
One-to-four family	42,021	77,681	119,702
Acquisition, development, and construction	—	725	725

Total mortgage loans	6,187,128	24,321,143	30,508,271
Other loans	277,506	197,574	475,080

Total loans	$6,464,634	$24,518,717	$30,983,351

Non-Covered Loans Held for Sale

Our portfolio of non-covered loans held for sale primarily consists of one-to-four family loans originated through our mortgage banking platform. The platform is not only used by the Bank to serve our retail customers in New York, New Jersey, Ohio, Florida, and Arizona, but also by approximately 890 clients—community banks, credit unions, mortgage companies, and mortgage brokers—to originate full-documentation, prime credit one-to-four family loans across the United States. While the vast majority of the one-to-four family loans held for sale we produce are agency-conforming loans sold to GSEs, we also utilize our mortgage banking platform to originate jumbo loans for sale to other private mortgage investors.

To a lesser extent, the portfolio of loans held for sale includes certain C&I and one-to-four family loans that previously had been held for investment but were transferred to held for sale in the second half of 2014.

Loans held for sale totaled $379.4 million at December 31, 2014, a $72.5 million increase from the balance at the prior year-end. At December 31, 2014 and 2013, loans held for sale represented 1.06% and 0.93% of total loans, respectively, with the increase largely reflecting the C&I loans held for investment that were transferred to held for sale. Specifically, one-to-four family loans represented $220.9 million, or 58.2%, of loans held for sale at the end of this December, while C&I loans represented the remaining $158.5 million, or 41.8%.

While the production of one-to-four family loans was constrained in the first nine months of the year, as residential mortgage interest rates trended higher, loan demand increased markedly in the last three months of the year as such rates declined. Nonetheless, the volume of one-to-four family loans produced for sale in 2014 fell to $3.1 billion from $6.2 billion in the prior year. Of the one-to-four family loans we produced in 2014, $2.9 billion, or 92.8%, were agency-conforming loans and $220.7 million, or 7.2%, were non-conforming (i.e., jumbo) loans.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At December 31, 2014 and 2013, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.2 million and $8.5 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates, the frequency and potential severity of defaults, the probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	For the Years Ended December 31,
(in thousands)	2014	2013
Balance, beginning of period	$8,460	$8,272
Repurchase losses	(300)	(402)
Provision for repurchase losses:
Loan sales	—	590
Change in estimates	—	—

Balance, end of period	$8,160	$8,460

Indemnified and Repurchased Loans

The following table sets forth our activity with regard to repurchased loans and the loans we indemnified for GSEs during the twelve months ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014		2013
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	29	$7,143	12	$2,286
New indemnifications	—	—	12	3,611
New repurchases	12	3,693	8	1,706
Transfers to REO	(3)	(545)	—	—
Principal payoffs	(7)	(2,097)	(3)	(286)
Principal payments	—	(278)	—	(253)
Modifications/other	—	—	—	79

Balance, end of period (1)	31	$7,916	29	$7,143

(1)	Of the thirty-one period-end loans, eighteen loans with an aggregate principal balance of $4.4 million were repurchased, and are now held for investment. The other thirteen loans, with an aggregate principal balance of $3.5 million, were indemnified and are all performing as of the date of this report.

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

Repurchase and Indemnification Requests

The following table sets forth our repurchase and indemnification requests during the periods indicated:

	For the Years Ended December 31,
	2014		2013
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	18	$4,057	20	$5,073
New repurchase requests (2)	81	19,548	71	16,785
Successful rebuttal/rescission	(63)	(13,722)	(53)	(12,484)
New indemnifications (3)	—	—	(12)	(3,611)
Loan repurchases (4)	(12)	(3,693)	(8)	(1,706)

Balance, end of period (5)	24	$6,190	18	$4,057

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the twelve loans repurchased during the year ended December 31, 2014, seven were originated through our mortgage banking operations and five were originated by a bank we acquired in 2007. Of the eight loans repurchased during the year ended December 31, 2013, six were originated through our mortgage banking operations and two were originated by a bank we acquired in 2007.
(5)	Of the twenty-four requests as of December 31, 2014, twenty were from Fannie Mae and four were from Freddie Mac. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase the loan.

Please see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014		2013
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
Mortgage Loan Originations for Investment:
Multi-family	$7,584,154	53.39%	$7,416,786	42.62%
Commercial real estate	1,661,066	11.69	2,168,072	12.46
One-to-four family	287,577	2.03	418,815	2.41
Acquisition, development, and construction	96,762	0.68	149,866	0.86

Total mortgage loan originations for investment	9,629,559	67.79	10,153,539	58.35

Other Loan Originations for Investment:
Specialty finance	848,482	5.97	257,526	1.48
Other commercial and industrial	530,330	3.74	736,221	4.23
Other	6,253	0.04	7,579	0.04

Total other loan originations for investment	1,385,065	9.75	1,001,326	5.75

Total loan originations for investment	$11,014,624	77.54%	$11,154,865	64.10%
Loan originations for sale	3,189,694	22.46	6,247,936	35.90

Total loan originations	$14,204,318	100.00%	$17,402,801	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2014:

	At December 31,
	2014			2013			2012			2011			2010
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans
Non-Covered Mortgage Loans:
Multi-family	$23,831,846	66.54%	71.39%	$20,699,927	62.89%	68.71%	$18,595,833	58.55%	65.30%	$17,430,628	57.49%	65.61%	$16,807,913	57.52%	67.44%
Commercial real estate	7,634,320	21.32	22.87	7,364,231	22.37	24.44	7,436,598	23.41	26.11	6,855,244	22.61	25.81	5,439,611	18.62	21.83
One-to-four family	138,915	0.39	0.41	560,730	1.70	1.86	203,435	0.64	0.71	127,361	0.42	0.48	170,392	0.58	0.68
Acquisition, development, and construction	258,116	0.72	0.77	344,100	1.05	1.14	397,917	1.25	1.40	445,671	1.47	1.68	569,537	1.95	2.29

Total non-covered mortgage loans	31,863,197	88.97	95.44	28,968,988	88.01	96.15	26,633,783	83.85	93.52	24,858,904	81.99	93.58	22,987,453	78.67	92.24

Non-Covered Other Loans:
Specialty finance	632,827	1.77	1.89	172,698	0.52	0.57	—	—	—	—	—	—	—	—	—
Other commercial and industrial	476,394	1.33	1.43	640,993	1.95	2.13	590,044	1.86	2.07	599,986	1.98	2.26	641,663	2.20	2.58
Other loans	31,943	0.09	0.10	39,036	0.12	0.13	49,880	0.16	0.18	69,907	0.23	0.26	85,559	0.29	0.34

Total non-covered other loans	1,141,164	3.19	3.42	852,727	2.59	2.83	639,924	2.02	2.25	669,893	2.21	2.52	727,222	2.49	2.92

Total non-covered loans held for investment	$33,004,361	92.16	98.86	$29,821,715	90.60	98.98	$27,273,707	85.87	95.77	$25,528,797	84.20	96.10	$23,714,675	81.16	95.16

Loans held for sale	379,399	1.06	1.14	306,915	0.93	1.02	1,204,370	3.79	4.23	1,036,918	3.42	3.90	1,207,077	4.13	4.84

Total non-covered loans	$33,383,760	93.22	100.00%	$30,128,630	91.53	100.00%	$28,478,077	89.66	100.00%	$26,565,715	87.62	100.00%	$24,921,752	85.29	100.00%

Covered loans	2,428,622	6.78		2,788,618	8.47		3,284,061	10.34		3,753,031	12.38		4,297,869	14.71

Total loans	$35,812,382	100.00%		$32,917,248	100.00%		$31,762,138	100.00%		$30,318,746	100.00%		$29,219,621	100.00%

Net deferred loan origination costs/(fees)	20,595			16,274			10,757			4,021			(7,181)
Allowance for losses on non-covered loans	(139,857)			(141,946)			(140,948)			(137,290)			(158,942)
Allowance for losses on covered loans	(45,481)			(64,069)			(51,311)			(33,323)			(11,903)

Total loans, net	$35,647,639			$32,727,507			$31,580,636			$30,152,154			$29,041,595

Outstanding Loan Commitments

At December 31, 2014, we had outstanding loan commitments of $2.6 billion, an increase from $2.1 billion at the prior year-end. Loans held for investment represented $2.1 billion of the year-end 2014 total and $1.9 billion of the year-end 2013 amount. In contrast, loans held for sale represented $494.6 million of outstanding loan commitments at the end of this December, as compared to $231.5 million at December 31, 2013. At December 31, 2014, multi-family and CRE loans together represented $1.0 billion of our outstanding held-for-investment loan commitments; one-to-four family loans, ADC loans, and other loans held for investment represented $1.3 million, $301.8 million, and $734.3 million, respectively, of the total at that date.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $201.0 million at December 31, 2014, as compared to $213.7 million at the prior year-end.

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

With the ability of borrowers to repay their loans improving with the economy and local real estate values, the balance of non-performing non-covered assets declined at the end of this December to its lowest level since December 31, 2008. Specifically, non-performing non-covered assets represented $138.9 million, or 0.30%, of total non-covered assets at December 31, 2014, as compared to $174.9 million, or 0.40%, at December 31, 2013.

The 20.6% decline in non-performing assets was the result of a $26.6 million decrease in non-performing loans to $77.0 million and a $9.4 million decline in non-covered OREO to $62.0 million. The improvement in the balance of non-performing non-covered loans was primarily due to a group of non-performing multi-family loans to a single borrower, in the amount of $32.2 million, that transitioned to OREO and was subsequently sold at a gain of $6.0 million during 2014.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2013 to December 31, 2014:

	December 31,		Change from December 31, 2013 to December 31, 2014
(dollars in thousands)	2014	2013	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$31,089	$58,395	$(27,306)	(46.76)%
Commercial real estate	24,824	24,550	274	1.12
One-to-four family	11,032	10,937	95	0.87
Acquisition, development, and construction	654	2,571	(1,917)	(74.56)

Total non-accrual non-covered mortgage loans	67,599	96,453	(28,854)	(29.92)
Non-accrual non-covered other loans	9,351	7,084	2,267	32.00

Total non-performing non-covered loans	$76,950	$103,537	$(26,587)	(25.68)%

Reflecting the reduction in the year-end balance, non-performing non-covered loans represented 0.23% of non-performing covered loans at the end of December, as compared to 0.35% at December 31, 2013.

The following table sets forth the changes in non-performing non-covered loans over the twelve months ended December 31, 2014:

(in thousands)
Balance at December 31, 2013	$103,537
New non-accrual	65,263
Charge-offs	(2,604)
Transferred to other real estate owned	(38,831)
Loan payoffs, including dispositions and principal pay-downs	(38,582)
Restored to performing status	(11,833)

Balance at December 31, 2014	$76,950

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2014 and 2013, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Non-performing loans are reviewed regularly by management and reported on a monthly basis to the Mortgage Committee of the Community Bank, the Credit Committee of the Commercial Bank, and the Boards of Directors of the respective Banks. In accordance with our charge-off policy, collateral-dependent non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

The improvement in asset quality was further reflected in the balance of non-covered loans 30 to 89 days past due at the end of this December as compared to the balance at December 31, 2013. The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2013 to December 31, 2014:

	December 31,		Change from December 31, 2013 to December 31, 2014
(dollars in thousands)	2014	2013	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$464	$33,678	$(33,214)	(98.62)%
Commercial real estate	1,464	1,854	(390)	(21.04)
One-to-four family	3,086	1,076	2,010	186.80
Other loans	1,178	481	697	144.91

Total non-covered loans 30-89 days past due	$6,192	$37,089	$(30,897)	(83.31)%

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider to be prudent. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated by the property to determine its economic value using the “income approach,” and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically used.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2014. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

To minimize the risk involved in specialty finance lending and leasing, we participate in syndicated loans that are brought to us, and equipment loans and leases that are assigned to us, by a select group of nationally recognized sources who have had long-term relationships with our experienced lending officers. Our specialty finance loans and leases generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

In a credit downturn, the ability of these borrowers to generate cash flows may be diminished, and their ability to repay their obligations may deteriorate. Accordingly, each of our credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancelable lease. To further minimize the risk involved in specialty finance lending and leasing, we re-underwrite each transaction. In addition, we retain outside counsel to conduct a further review of the underlying documentation.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. In 2014, net charge-offs fell $14.9 million year-over-year to $2.1 million, as charge-offs of $8.1 million were largely offset by recoveries of $6.0 million. As a result, the ratio of net charge-offs to average loans improved to 0.01% in 2014 from 0.05% in the prior year. Of the loans charged off in 2014, $755,000 and $1.6 million, respectively, were multi-family and CRE credits, while one-to-four family and other loans accounted for $410,000 and $5.3 million, respectively.

Reflecting the net charge-offs mentioned above, and the absence of any provision, the allowance for losses on non-covered loans was $139.9 million at December 31, 2014, as compared to $141.9 million at the prior year-end. Partly reflecting the decrease in non-performing non-covered loans mentioned earlier in this discussion, the allowance for losses on non-covered loans represented 181.75% of non-performing non-covered loans at the end of this December, as compared to 137.10% at December 31, 2013. In addition, the allowance for losses on non-covered loans represented 0.42% and 0.48% of total non-covered loans at December 31, 2014 and 2013, respectively.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on non-covered loans was appropriate at that date.

Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. This distinction has been largely due to the nature of our primary lending niche (multi-family loans collateralized by non-luxury apartment buildings in New York City that are rent-regulated and feature below-market rents), and to our conservative underwriting practices that require, among other things, low LTVs.

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

In addition, at December 31, 2014, one-to-four family loans, ADC loans, and other loans represented 0.42%, 0.78%, and 3.5%, respectively, of total non-covered loans held for investment, as compared to 1.9%, 1.2%, and 2.9%, respectively, at December 31, 2013. Furthermore, 0.25% of our ADC loans were non-performing at the end of this December, while 7.9% and 0.82% of one-to-four family loans and other loans, respectively, were non-performing at that date.

In view of these factors, we do not believe that our level of non-performing non-covered loans will result in a comparable level of loan losses, and will not necessarily require an increase in our loan loss provision or allowance for non-covered loans in any given period. As indicated, non-performing non-covered loans represented 0.23% of total non-covered loans at December 31, 2014; the ratio of net charge-offs to average loans for the twelve months ended at that date was 0.01%.

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at December 31, 2014 and 2013:

As of December 31, 2014	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	13	$30,547	22	$18,962
New York Commercial Bank	2	542	4	5,862

Total for New York Community Bancorp	15	$31,089	26	$24,824

As of December 31, 2013	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	21	$58,093	23	$15,898
New York Commercial Bank	1	302	5	8,652

Total for New York Community Bancorp	22	$58,395	28	$24,550

The following table presents information about our five largest non-performing loans at December 31, 2014, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	Multi-Family	CRE	Multi-Family	CRE
Origination Date	1/05/06	5/23/11 (1)	Various (2)	6/10/10	9/12/05

Origination Balance	$12,640,000	$50,708,107	$4,999,999	$3,600,000	$4,300,000

Full Commitment Balance (3)	$12,640,000	$50,708,107	$4,999,999	$3,600,000	$4,300,000

Balance at December 31, 2014	$10,217,022	$9,108,193	$4,999,999	$3,138,781	$2,840,977

Associated Allowance	None	None	None	$25,908	None

Non-Accrual Date	March 2014	May 2013	December 2014	September 2014	September 2013

Origination LTV Ratio	79%	85%	36%	67%	73%

Current LTV Ratio	90%	64%	36%	58%	54%

Last Appraisal	March 2014	January 2014	June 2010	September 2014	September 2014

(1)	Loan No. 2 consists of various loans with origination dates extending as far back as 2006 that were restructured into a TDR on May 23, 2011. The Company completed foreclosures on 30 of the 32 collateral properties in 2014, thereby reducing the balance to the level reflected in the table at December 31, 2014.
(2)	Loan No. 3 consists of two loans with origination dates of July 13, 2010 and September 8, 2011.
(3)	The full commitment balance represents the original amount committed to the borrower; however, due to the delinquency status of these loans, no additional funds can be advanced.

The following is a description of the five loans identified in the preceding table:

No. 1 -	The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex with 314 residential units and four retail stores in Atlantic City, New Jersey. No allocation for the non-covered loan loss allowance was necessary for this loan as determined by using the fair value of collateral method defined in ASC 301-10 and -35.

No. 2 -	The borrower is an owner of real estate and is based in Connecticut. The loan is collateralized by two multi-family complexes with 217 residential units in Hartford, Connecticut. No allocation for the non-covered loan loss allowance was necessary for this loan as determined by using the fair value of collateral method defined in ASC 301-10 and -35.

No. 3 -	The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 87,500- square foot commercial building in Bethpage, New York. No allocation for the allowance for loan losses was necessary as determined by an internal value calculation using the fair value of collateral method defined in ASC 301-10 and -35. An updated appraisal has been ordered and we expect to receive it by March 31, 2015.

No. 4 -	The borrower is an owner of real estate and is based in New York. The loan is collateralized by a multi-family building with 40 residential units in Hempstead, New York. An allocation of $25,908 to the allowance for losses on non-covered loans was determined to be necessary, based on the total loan exposure, which includes negative escrow.

No. 5 -	The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a 33,040- square foot medical/professional office building in Raritan, New Jersey. No allocation for the non-covered loan loss allowance was necessary for this loan as determined by using the fair value of collateral method defined in ASC 301-10 and -35.

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended such concessions as rate reductions and extensions of maturity dates, as well as forbearance agreements, to certain borrowers who have experienced financial difficulty. In accordance with GAAP, we are required to account for such loan modifications or restructurings as TDRs.

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

At December 31, 2014, loans modified as TDRs totaled $45.8 million, including accruing loans of $15.8 million and non-accrual loans of $29.9 million. Loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $39.4 million; loans in connection with which forbearance agreements were reached amounted to $6.4 million. At December 31, 2013, loans modified as TDRs totaled $80.3 million, including accruing loans and non-accrual loans of $13.4 million and $66.9 million, respectively. The significant reduction in TDRs was primarily due to a group of non-performing multi-family loans in the amount of $32.2 million that were transferred to OREO in 2014.

Based on the number of loans performing in accordance with their revised terms, our success rate for restructured multi-family and CRE loans was 91.0% at the end of December. In addition, our success rate was 100% for all other loan types at the end of the year.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of December 31, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$7,697	$17,879	$25,576
Commercial real estate	8,139	9,939	18,078
One-to-four family	—	260	260
Acquisition, development, and construction	—	654	654
Commercial and industrial	—	1,195	1,195

Total	$15,836	$29,927	$45,763

The following table presents information regarding our TDRs as of December 31, 2013:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$10,083	$50,548	$60,631
Commercial real estate	2,198	15,626	17,824
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Commercial and industrial	1,129	758	1,887

Total	$13,410	$66,932	$80,342

The following table sets forth the changes in TDRs over the twelve months ended December 31, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2013	$13,410	$66,932	$80,342
New TDRs	—	11,085	11,085
Charge-offs	—	(334)	(334)
Transferred from accruing to non-accrual	(2,231)	2,231	—
Transferred to other real estate owned	—	(33,485)	(33,485)
Transferred to accruing from non-accrual	6,023	(6,023)	—
Loan payoffs, including dispositions and principal pay-downs	(1,366)	(10,479)	(11,845)

Balance at December 31, 2014	$15,836	$29,927	$45,763

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2014, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2014 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2014. Covered loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans are not reflected in the amounts or ratios provided in this table.

	At December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$141,946	$140,948	$137,290	$158,942	$127,491
Provision for losses on non-covered loans	—	18,000	45,000	79,000	91,000
Charge-offs:
Multi-family	(755)	(12,922)	(27,939)	(71,187)	(27,042)
Commercial real estate	(1,615)	(3,489)	(5,046)	(11,900)	(3,359)
One-to-four family	(410)	(351)	(574)	(1,208)	(931)
Acquisition, development, and construction	—	(1,503)	(5,974)	(9,153)	(9,884)
Other loans	(5,296)	(7,092)	(6,685)	(12,462)	(19,569)

Total charge-offs	(8,076)	(25,357)	(46,218)	(105,910)	(60,785)
Recoveries	5,987	8,355	4,876	5,258	1,236

Net charge-offs	(2,089)	(17,002)	(41,342)	(100,652)	(59,549)

Balance at end of year	$139,857	$141,946	$140,948	$137,290	$158,942

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$31,089	$58,395	$163,460	$205,064	$327,892
Commercial real estate	24,824	24,550	56,863	68,032	162,400
One-to-four family	11,032	10,937	10,945	11,907	17,813
Acquisition, development, and construction	654	2,571	12,091	29,886	91,850

Total non-accrual non-covered mortgage loans	67,599	96,453	243,359	314,889	599,955
Other non-accrual non-covered loans	9,351	7,084	17,971	10,926	24,476
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$76,950	$103,537	$261,330	$325,815	$624,431
Non-covered other real estate owned (2)	61,956	71,392	29,300	84,567	28,066

Total non-performing non-covered assets	$138,906	$174,929	$290,630	$410,382	$652,497

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.23%	0.35%	0.96%	1.28%	2.63%
Non-performing non-covered assets to total non-covered assets	0.30	0.40	0.71	1.07	1.77
Allowance for losses on non-covered loans to non-performing non-covered loans	181.75	137.10	53.93	42.14	25.45
Allowance for losses on non-covered loans to total non-covered loans	0.42	0.48	0.52	0.54	0.67
Net charge-offs during the period to average loans outstanding during the period (3)	0.01	0.05	0.13	0.35	0.21

Loans 30-89 Days Past Due:
Multi-family	$464	$33,678	$19,945	$46,702	$121,188
Commercial real estate	1,464	1,854	1,679	53,798	8,207
One-to-four family	3,086	1,076	2,645	2,712	5,723
Acquisition, development, and construction	—	—	1,178	6,520	5,194
Other loans	1,178	481	2,138	1,925	10,728

Total loans 30-89 days past due (4)	$6,192	$37,089	$27,585	$111,657	$151,040

(1)	The December 31, 2014, 2013, 2012, 2011, and 2010 amounts exclude loans 90 days or more past due of $157.9 million, $211.5 million, $312.6 million, $347.4 million, and $360.8 million, respectively, that are covered by FDIC loss sharing agreements.
(2)	The December 31, 2014, 2013, 2012, 2011, and 2010 amounts exclude OREO of $32.0 million, $37.5 million, $45.1 million, $71.4 million, and $62.4 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The December 31, 2014, 2013, 2012, 2011, and 2010 amounts exclude loans 30 to 89 days past due of $41.7 million, $57.9 million, $81.2 million, $112.0 million, and $130.5 million, respectively, that are covered by FDIC loss sharing agreements.

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans at each year-end for the five years ended December 31, 2014.

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment
Multi-family loans	$96,212	72.21%	$79,745	69.41%	$79,618	68.18%	$66,745	68.28%	$75,314	70.88%
Commercial real estate loans	19,546	23.13	34,702	24.70	38,426	27.27	43,262	26.85	42,145	22.94
One-to-four family loans	562	0.42	1,755	1.88	1,519	0.75	972	0.50	1,190	0.72
Acquisition, development, and construction loans	6,296	0.78	7,789	1.15	8,418	1.46	11,016	1.75	20,302	2.40
Other loans	17,241	3.46	17,955	2.86	12,967	2.34	15,295	2.62	19,991	3.06

Total loans	$139,857	100.00%	$141,946	100.00%	$140,948	100.00%	$137,290	100.00%	$158,942	100.00%

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

Covered Loans and Covered Other Real Estate Owned

The credit risk associated with the assets acquired in our AmTrust and Desert Hills transactions has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC agreed to reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions, and to reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond that threshold. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to all other covered loans and the OREO acquired in the Desert Hills transaction, the FDIC will reimburse us for losses for a five-year period from the date of acquisition; the period for sharing in recoveries on all other covered loans and the Desert Hills OREO extends for a period of eight years from the acquisition date.

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

In 2014, we recorded FDIC indemnification expense of $14.9 million in “Non-interest income” in connection with the recovery of $18.6 million from the allowance for losses on covered loans. The recovery was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would increase due to an improvement in credit quality. Conversely, in the twelve months ended December 31, 2013, we recorded FDIC indemnification income of $10.2 million in “Non-interest income” in connection with a $12.8 million provision for losses on covered loans. The provision was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would decline due to a decrease in credit quality.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In 2014 and 2013, we recorded net amortization of $42.2 million and $19.8 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the FDIC loss sharing reimbursements. In the twelve months ended December 31, 2014, we received FDIC reimbursements of $37.8 million, as compared to $64.2 million in the prior year.

Asset Quality Analysis (Including Covered Loans and Covered OREO)

The following table presents information regarding our non-performing assets and loans past due at December 31, 2014 and December 31, 2013, including covered loans and covered OREO (collectively, “covered assets”):

	At or For the Years Ended December 31,
(dollars in thousands)	2014	2013
Covered Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	1,464	1,607
One-to-four family	148,967	201,425
Acquisition, development, and construction	709	1,029
Other	6,749	7,424

Total covered loans 90 days or more past due	$157,889	$211,485
Covered other real estate owned	32,048	37,477

Total covered non-performing assets	$189,937	$248,962

Total Non-Performing Assets (including covered assets):
Non-performing loans:
Multi-family	$31,089	$58,395
Commercial real estate	26,288	26,157
One-to-four family	159,999	212,362
Acquisition, development, and construction	1,363	3,600
Other non-performing loans	16,100	14,508

Total non-performing loans	$234,839	$315,022
Other real estate owned	94,004	108,869

Total non-performing assets (including covered assets)	$328,843	$423,891

Asset Quality Ratios (including covered loans and the allowance for losses on covered loans):
Total non-performing loans to total loans	0.66%	0.97%
Total non-performing assets to total assets	0.68	0.91
Allowances for loan losses to total non-performing loans	78.92	65.40
Allowances for loan losses to total loans	0.52	0.63

Covered Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	599	—
One-to-four family	37,680	52,250
Acquisition, development, and construction	—	—
Other loans	3,417	5,679

Total covered loans 30-89 days past due	$41,696	$57,929

Total Loans 30-89 Days Past Due (including covered loans):
Multi-family	$464	$33,678
Commercial real estate	2,063	1,854
One-to-four family	40,766	53,326
Acquisition, development, and construction	—	—
Other loans	4,595	6,160

Total loans 30-89 days past due (including covered loans)	$47,888	$95,018

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at December 31, 2014:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
New Jersey	$42,706	$16,384	$59,090
New York	30,334	15,782	46,116
Florida	—	35,039	35,039
California	—	12,992	12,992
Ohio	—	8,817	8,817
Arizona	—	8,347	8,347
Massachusetts	—	8,179	8,179
All other states	3,910	52,349	56,259

Total non-performing loans	$76,950	$157,889	$234,839

Securities

Securities represented $7.1 billion, or 14.6%, of total assets at December 31, 2014, a reduction from $8.0 billion, or 17.0%, of total assets, at the prior year-end. In addition to management’s focus on loan production, the decline was attributable to a combination of sales and calls over the course of the year.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At both December 31, 2014 and 2013, GSE obligations represented 95.5% of total securities. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, corporate equities, and municipal obligations. None of our securities investments are backed by subprime or Alt-A loans.

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

Held-to-maturity securities represented $6.9 billion, or 97.6%, of total securities at the end of this December, a $747.6 million reduction from the year-earlier balance, which represented 96.5% of total securities. At December 31, 2014 and 2013, the fair value of securities held to maturity represented 102.4% and 97.1%, respectively, of their carrying value, with the increase reflecting the decline in market interest rates.

Mortgage-related securities and other securities accounted for $4.1 billion and $2.8 billion, respectively, of held-to-maturity securities at December 31, 2014, as compared to $4.4 billion and $3.3 billion, respectively, at December 31, 2013. Included in other securities at the respective year-ends were GSE obligations of $6.7 billion and $7.5 billion; capital trust notes of $75.6 million and $75.7 million; and corporate bonds of $73.3 million and $72.9 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 7.2 years and 8.2 years at the corresponding dates.

At December 31, 2014, available-for-sale securities represented the remaining $173.8 million, or 2.4% of total securities, as compared to $280.7 million, or 3.5%, of total securities, at the prior year-end. Included in the respective year-end amounts were mortgage-related securities of $19.7 million and $96.2 million, and other securities of $154.1 million and $184.5 million. At December 31, 2014 and 2013, the estimated weighted average life of the available-for-sale securities portfolio was 8.6 years and 7.3 years, respectively.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. In addition, the Community Bank acquired shares of the capital stock of the FHLB-Cincinnati and the FHLB-San Francisco in connection with the AmTrust and Desert Hills acquisitions, respectively.

At December 31, 2014, the Community Bank held $466.0 million of FHLB stock, including $446.4 million of stock in the FHLB-NY, $19.1 million of stock in the FHLB-Cincinnati, and $535,000 of stock in the FHLB-San Francisco. The Commercial Bank had $49.3 million of FHLB stock at the same date, all of which was with the FHLB-NY. FHLB stock continued to be valued at par.

In 2014 and 2013, dividends from the three FHLBs to the Community Bank totaled $22.4 million and $18.2 million, respectively. Dividends from the FHLB-NY to the Commercial Bank were $614,000 and $343,000 in the corresponding years.

Bank-Owned Life Insurance

At December 31, 2014, our investment in bank-owned life insurance (“BOLI”) was $915.2 million, as compared to $893.5 million at December 31, 2013. The increase was attributable to a rise in the cash surrender value of the underlying policies.

BOLI is recorded at the total cash surrender value of the policies in “Other assets” in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

FDIC Loss Share Receivable

In connection with our loss sharing agreements with the FDIC with respect to the loans and OREO acquired in connection with the AmTrust and Desert Hills transactions, we recorded FDIC loss share receivables of $397.8 million and $492.7 million, respectively, at December 31, 2014 and 2013. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and core deposit intangibles (“CDI”) in our Consolidated Statements of Condition in connection with certain of our business combinations.

Goodwill totaled $2.4 billion at both December 31, 2014 and 2013. Reflecting amortization, CDI declined $8.3 million year-over-year, to $7.9 million.

Sources of Funds

The Parent Company (i.e., the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, municipal, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities.

In 2014, loan repayments and sales totaled $11.3 billion, as compared to $16.2 billion in 2013, primarily reflecting a decline in the production of one-to-four family loans for sale as residential mortgage interest rates rose. Repayments and sales accounted for $7.5 billion and $3.8 billion, respectively, of the 2014 total and for $9.2 billion and $7.0 billion, respectively, of the total in the prior year.

In 2014, cash flows from the repayment and sale of securities respectively totaled $785.1 million and $473.0 million, while the purchase of securities amounted to $376.3 million for the year. In contrast, cash flows from the repayment and sale of securities totaled $740.1 million and $822.9 million, respectively, in 2013, and were offset by the purchase of $4.6 billion of securities.

Consistent with our business model, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. While there have been times we have chosen not to compete actively for deposits (depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand), we sought to increase our deposits substantially over the course of 2014.

As a result, deposits rose 10.4% year-over-year to $28.3 billion at the end of this December from $25.7 billion at December 31, 2013. The balances at the respective dates represented 58.3% and 55.0% of total assets, reflecting a strategic shift in the Company’s funding mix.

Reflecting the benefit of a series of deposit growth campaigns, NOW and money market accounts rose $2.0 billion year-over-year, to $12.5 billion, while savings accounts rose $1.1 billion to $7.1 billion, and non-interest-bearing accounts rose $36.4 million to $2.3 billion. The increase in deposits was only partly offset by a $511.5 million decrease in CDs to $6.4 billion at December 31, 2014.

While the vast majority of our deposits are retail deposits we have gathered through our branch network or acquired through business combinations, institutional deposits and municipal deposits are also part of our deposit mix. Retail deposits rose $1.2 billion year-over-year, to $21.3 billion, while institutional deposits rose $1.7 billion to $2.2 billion at December 31, 2014. Municipal deposits represented $847.8 million of total deposits at the end of this December, a $71.1 million decrease from the year-earlier amount.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $4.0 billion of our deposits at the end of this December, a $132.9 million decrease from the balance at December 31, 2013. Included in the year-end 2014 and 2013 balances were brokered NOW and money market accounts of $2.6 billion and $3.6 billion; brokered CDs of $3.5 million and $212.1 million; and brokered non-interest-bearing accounts of $1.4 billion and $260.5 million, respectively.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, other borrowings. While other borrowings included junior subordinated debentures and preferred stock of subsidiaries at December 31, 2013, we redeemed all of our preferred stock of subsidiaries in the fourth quarter of 2014. Largely reflecting an $874.4 million decline in wholesale borrowings from the year-earlier balance, borrowed funds fell $878.5 million to $14.2 billion at December 31, 2014.

Wholesale Borrowings

At December 31, 2014 and 2013, wholesale borrowings totaled $13.9 billion and $14.7 billion, representing 28.6% and 31.6% of total assets at the respective dates. FHLB advances accounted for $10.2 billion of the year-end 2014 balance, as compared to $10.9 billion at the prior year-end. In addition to FHLB-NY advances, the year-end 2014 balance included FHLB-Cincinnati advances of $489.4 million that were assumed in the AmTrust acquisition in December 2009.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at December 31, 2014 were repurchase agreements of $3.4 billion, consistent with the balance at the prior year-end. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates.

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

Federal funds purchased accounted for $260.0 million of wholesale borrowings at the end of this December, a $185.0 million decrease from the year-earlier amount.

At December 31, 2014, $5.2 billion of our wholesale borrowings were callable in 2015. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Other Borrowings

Other borrowings totaled $358.4 million at the end of this December, a $4.1 million decrease from the balance at December 31, 2013. The year-end 2014 balance consisted entirely of junior subordinated debentures, while the year-earlier balance included $4.3 million of preferred stock of subsidiaries. The redemption of our preferred stock of subsidiaries in the fourth quarter of 2014 resulted in a modest gain.

Please see Note 8, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings and other borrowings.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $564.2 million and $644.6 million, respectively, at December 31, 2014 and 2013. As in the past, our loan and securities portfolios provided meaningful liquidity in 2014, with cash flows from the repayment and sale of loans totaling $11.3 billion and cash flows from the repayment and sale of securities totaling $1.3 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather or acquire through business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2014, our available borrowing capacity with the FHLB-NY was $7.9 billion. In addition, the Community Bank and the Commercial Bank had available-for-sale securities of $171.8 million, combined, at that date.

Furthermore, the Community Bank has an agreement with the Federal Reserve Bank of New York (the “FRB-NY”) that enables it to access the discount window as a further means of enhancing its liquidity if need be. In connection with that agreement, the Community Bank has pledged certain loans and securities to collateralize any funds it may borrow. At December 31, 2014, the maximum amount the Community Bank could borrow from the FRB-NY was $1.1 billion; there were no borrowings against this line of credit at that date.

Our primary investing activity is loan production, and the volume of loans we originated for sale and for investment totaled $14.2 billion in 2014. During this time, the net cash used in investing activities totaled $2.1 billion. Our financing activities provided net cash of $1.3 billion and our operating activities provided net cash of $722.4 million during the same time.

CDs due to mature in one year or less from December 31, 2014 totaled $5.0 billion, representing 77.5% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand.

The Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Parent Company is not required to obtain prior FRB approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks, where the dividend declared for a period is not supported by earnings for that period, or where the Company plans to declare an increase in its dividend.

The Parent Company’s ability to pay dividends may depend, in part, upon dividends it receives from the Banks. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State banking law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the FRB, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2014, the Banks paid dividends totaling $410.0 million to the Parent Company, leaving $195.9 million that they could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2014 included $89.5 million in cash and cash equivalents and $2.0 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2014, we had CDs of $6.4 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $11.3 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $158.5 million at December 31, 2014.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations as of December 31, 2014:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases	Total
One year or less	$4,974,122	$300,675	$27,381	$5,302,178
One to three years	1,292,563	1,159,772	50,142	2,502,477
Three to five years	123,176	4,495,955	34,399	4,653,530
More than five years	30,737	5,321,885	46,599	5,399,221

Total	$6,420,598	$11,278,287	$158,521	$17,857,406

(1)	Includes FHLB advances, repurchase agreements, and junior subordinated debentures.

At December 31, 2014, we also had commitments to extend credit in the form of mortgage and other loan originations. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

Commitments to originate loans totaled $2.6 billion at the end of this December, including mortgage loans of $1.8 billion and other loans of $734.3 million, with unadvanced lines of credit included in the latter amount. Loans held for sale represented $494.6 million of the outstanding mortgage loan commitments; the remaining $2.1 billion were held-for-investment loans. The majority of our loan commitments were expected to be funded within 90 days of the end of the year. We also had off-balance sheet commitments to issue commercial, performance stand-by, and financial stand-by letters of credit of $79.1 million, $9.9 million, and $112.0 million, respectively.

We had no commitments to purchase securities at the end of 2014.

The following table summarizes our off-balance sheet commitments to extend credit in the form of loans and letters of credit at December 31, 2014:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$1,018,223
One-to-four family	495,854
Acquisition, development, and construction	301,763

Total mortgage loan commitments	$1,815,840
Other loan commitments	734,326

Total loan commitments	$2,550,166
Commercial, performance stand-by, and financial stand-by letters of credit	200,983

Total commitments	$2,751,149

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options, and relate to our mortgage banking operations, MSRs, and other related risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At December 31, 2014, we held derivative financial instruments with a notional value of $3.4 billion. (Please see Note 15, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our use of such financial instruments.)

Capital Position

At December 31, 2014, stockholders’ equity totaled $5.8 billion, reflecting a $46.2 million increase from the balance at December 31, 2013. The year-end 2014 balance represented 11.91% of total assets and was equivalent to a book value per share of $13.06. At the prior year-end, stockholders’ equity represented 12.29% of total assets and was equivalent to a book value per share of $13.01.

Tangible stockholders’ equity rose $54.5 million year-over-year, to $3.3 billion, after the distribution of four quarterly cash dividends totaling $442.2 million. The year-end 2014 balance represented 7.24% of tangible assets and a book value per share of $7.54; the year-end 2013 balance represented 7.42% of tangible assets and a tangible book value per share of $7.45.

We calculate book value per share by dividing the amount of stockholders’ equity and tangible stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At December 31, 2014, there were 442,587,190 shares outstanding; at the prior year-end, the number of outstanding shares was 440,809,365.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At December 31, 2014 and 2013, we recorded goodwill of $2.4 billion; CDI totaled $7.9 million and $16.2 million at the respective dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

Stockholders’ equity and tangible stockholders’ equity both include accumulated other comprehensive loss (“AOCL”) or income, which is comprised of the net unrealized gain or loss on available-for-sale securities; the net unrealized gain or loss on the non-credit portion of OTTI securities; and the Company’s pension and post-retirement obligations at the end of a period. In the twelve months ended December 31, 2014, AOCL rose $19.2 million to $55.7 million, reflecting a $22.1 million increase in pension and post-retirement obligations to $53.3 million which, in turn, was due to a decline in market discount rates and an update to mortality assumptions to reflect new standard mortality tables released by the Society of Actuaries in October 2014. The increase in AOCL was only partly offset by a $2.7 million increase in the net unrealized gain on available-for-sale securities and by a modest decline in the net unrealized loss on the non-credit portion of OTTI.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2014, as they did at December 31, 2013. The table sets forth our total risk-based, Tier 1 risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at the respective dates:

At December 31, 2014	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,919,248	12.92%	8.00%
Tier 1 risk-based capital	3,731,430	12.30	4.00
Leverage capital	3,731,430	8.04	4.00

At December 31, 2013	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,870,921	13.56%	8.00%
Tier 1 risk-based capital	3,664,082	12.84	4.00
Leverage capital	3,664,082	8.39	4.00

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

Basel III Capital Rules

In July 2013, the Company’s primary federal regulator, the FRB, and the Banks’ primary federal regulator, the FDIC, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.

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

The Basel III Capital Rules are effective for the Company and the Banks on January 1, 2015, and are subject to a phase-in period.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased in over a four-year period, starting at 40% on January 1, 2015 and continuing thereafter with an additional 20% per calendar year. The implementation of a capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period, increasing by that amount on each subsequent January 1st until it reaches 2.5% on January 1, 2019.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 are as follows:

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

Management believes that, as of December 31, 2014, the Company and the Banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were effective as of that date. In addition, reflecting a good faith estimate of the Company’s CET1 and risk-weighted assets, as computed in accordance with the methodologies set forth in the Basel III Capital Rules, management estimates that the Company’s ratio of CET1 to risk-weighted assets, on a fully phased-in basis, was approximately 10.85% at December 31, 2014.

RESULTS OF OPERATIONS: 2014 and 2013

Earnings Summary

In 2014 and 2013, we generated earnings of $485.4 million and $475.5 million, respectively, equivalent to $1.09 and $1.08 per diluted share. Our 2014 earnings provided a 1.08% return on average tangible assets (“ROTA”) and a 14.77% return on average tangible stockholders’ equity (“ROTE”). (ROTA and ROTE are non-GAAP financial measures. Please see the discussion and reconciliation of our GAAP and non-GAAP financial measures on the last page of this discussion and analysis of financial condition and results of operations.)

While net interest income fell year-over-year as the yield curve flattened, the impact was exceeded by the benefit of a decline in the provision for non-covered loan losses, together with the recovery of losses on covered loans. In addition, non-interest expense declined year-over-year, fueled by reductions in operating expenses and CDI amortization, exceeding the impact of a decrease in non-interest income year-over-year. Reflecting a rise in pre-tax income and the effective tax rate, income tax expense rose in 2014.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. The target federal funds rate has been maintained at a range of zero to 0.25% since the fourth quarter of 2008.

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. For example, in 2014, the five-year CMT ranged from a low of 1.37% to a high of 1.85%, with a 1.64% average. In 2013, the five-year CMT ranged from 0.65% to 1.85%, with an average of 1.17%.

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

For example, 2013 was a record year for prepayment penalty income as the real estate market in New York City began to recover, resulting in a high level of property transactions as well as refinancing activity. In 2014, the level of property transactions and refinancing activity was lower and, as a result, prepayment penalty income declined substantially year-over-year. Specifically, prepayment penalty income totaled $86.8 million in 2014, reflecting a $50.1 million reduction from the year-earlier amount.

In 2014, we generated net interest income of $1.1 billion, reflecting a year-over-year decrease of $26.3 million. The reduction was the net effect of a $25.0 million decrease in interest income to $1.7 billion and a $1.2 million increase in interest expense to $542.7 million. Furthermore, our margin declined to 2.67% in 2014 from 3.01% in the prior year. The following factors contributed to the respective declines:

•

While the average balance of interest-earning assets rose $4.0 billion year-over-year, to $42.7 billion, the average yield on such assets fell 47 basis points to 3.94%. The lower yield was attributable to the replenishment of our asset mix with lower-yielding loans held for investment, as market interest rates trended lower, and to a 15-basis point decline in the contribution of prepayment penalty income to the average yield.

•

In 2014, loans accounted for $34.5 billion of average interest-earning assets, reflecting a year-over-year increase of $2.6 billion, or 8.3%. Nevertheless, the interest income produced by loans fell $72.8 million, or 4.9%, to $1.4 billion, as the average yield dropped 57 basis points to 4.10%. Prepayment penalty income contributed 25 basis points to the average yield on loans in 2014, as compared to 43 basis points in the prior year. The remainder of the decline in the average yield was attributable to the replenishment of the portfolio with lower-yielding loans.

•

Also included in 2014’s average balance of interest-earning assets were securities and money market investments of $8.2 billion, reflecting a year-over-year increase of $1.4 billion, or 20.7%. The interest income produced by such assets rose $47.7 million during this time to $268.2 million, as the increase in the average balance was accompanied by a three-basis point rise in the average yield to 3.26%.

•

The average balance of interest-bearing liabilities rose $3.6 billion year-over-year to $39.6 billion, while the average cost of funds fell 14 basis points to 1.37%. In addition to the low level of short-term interest rates, the decline reflects a decrease in the average cost of total interest-bearing deposits as well as a decrease in the average cost of borrowed funds.

•

In 2014, interest-bearing deposits accounted for $24.9 billion of average interest-bearing liabilities, reflecting a year-over-year increase of $2.2 billion, or 9.9%. While the average balance of CDs declined $1.2 billion during this time, to $6.7 billion, the decrease was exceeded by increases of $2.2 billion and $1.3 billion in the average balances of NOW and money market accounts and savings accounts, respectively. While the average costs of savings accounts and CDs respectively rose 13 and six basis points from the year-earlier levels, the average cost of NOW and money market accounts fell four basis points year-over-year. The net effect of the increase in the higher average balance and the lower cost of interest-bearing deposits was an $8.1 million increase in interest expense on deposits to $149.7 million.

•

While the average balance of borrowed funds rose $1.4 billion year-over-year to $14.7 billion, the average cost of such funds fell 33 basis points to 2.68%. As a result, the interest expense produced by borrowed funds declined $6.9 million to $393.0 million, tempering the impact of the increase in the interest expense produced by interest-bearing deposits.

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

Furthermore, the level of prepayment penalty income recorded when a loan prepays is a function of the remaining principal balance as well as the number of years remaining on the loan. The number of years dictates the number of prepayment penalty points that are charged on the remaining principal balance, based on a sliding scale of five percentage points to one, as discussed under “Multi-Family Loans” and “Commercial Real Estate Loans” earlier in this report. In 2014, the largest loan to prepay was a $170.0 million loan to a single borrower, which accounted for $6.8 million of the prepayment penalty income recorded. In contrast, the largest loan repaying in 2013 was a $475.0 million loan to a single borrower, which accounted for $14.3 million of the prepayment penalty income recorded that year.

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

	For the Years Ended December 31,
	2014				2013				2012
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$34,510,611	$1,414,884	4.10%		$31,871,860	$1,487,662	4.67%		$30,906,145	$1,597,504	5.17%
Securities and money market investments (2)(3)	8,215,129	268,183	3.26		6,804,991	220,436	3.23		5,210,297	193,597	3.72

Total interest-earning assets	42,725,740	1,683,067	3.94		38,676,851	1,708,098	4.41		36,116,442	1,791,101	4.96
Non-interest-earning assets	5,312,332				5,719,412				6,377,013

Total assets	$48,038,072				$44,396,263				$42,493,455

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$11,638,484	$39,508	0.34%		$9,433,403	$35,884	0.38%		$8,833,412	$36,609	0.41%
Savings accounts	6,595,334	35,727	0.54		5,309,817	21,950	0.41		4,089,019	13,677	0.33
Certificates of deposit	6,663,188	74,511	1.12		7,910,982	83,805	1.06		8,405,143	93,880	1.12

Total interest-bearing deposits	24,897,006	149,746	0.60		22,654,202	141,639	0.63		21,327,574	144,166	0.68
Borrowed funds	14,687,889	392,968	2.68		13,282,743	399,843	3.01		12,771,311	486,914	3.81

Total interest-bearing liabilities	39,584,895	542,714	1.37		35,936,945	541,482	1.51		34,098,885	631,080	1.85
Non-interest-bearing deposits	2,481,751				2,597,356				2,575,841
Other liabilities	202,631				241,517				287,674

Total liabilities	42,269,277				38,775,818				36,962,400
Stockholders’ equity	5,768,795				5,620,445				5,531,055

Total liabilities and stockholders’ equity	$48,038,072				$44,396,263				$42,493,455

Net interest income/interest rate spread		$1,140,353	2.57%			$1,166,616	2.90%			$1,160,021	3.11%

Net interest margin			2.67%				3.01%				3.21%

Ratio of interest-earning assets to interest-bearing liabilities			1.08	x			1.08	x			1.06	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$155,096	$(227,874)	$(72,778)	$52,218	$(162,060)	$(109,842)
Securities and money market investments	45,363	2,384	47,747	46,892	(20,053)	26,839

Total	200,459	(225,490)	$(25,031)	99,110	(182,113)	(83,003)

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$6,715	$(3,091)	$3,624	$3,462	$(4,187)	$(725)
Savings accounts	6,037	7,740	13,777	4,621	3,652	8,273
Certificates of deposit	(14,354)	5,060	(9,294)	(5,368)	(4,707)	(10,075)
Borrowed funds	133,964	(140,839)	(6,875)	20,463	(107,534)	(87,071)

Total	132,362	(131,130)	1,232	23,178	(112,776)	(89,598)

Change in net interest income	$68,097	$(94,360)	$(26,263)	$75,932	$(69,337)	$6,595

Provisions for (Recovery of ) Loan Losses

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on management’s periodic assessment of the adequacy of the allowance for losses on such loans which, in turn, is based on its evaluation of losses incurred in the held-for-investment loan portfolio, in accordance with GAAP. This evaluation considers several factors, including the current and historical performance of the portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

In contrast to 2013, when an $18.0 million provision for non-covered loan losses was recorded, no provision was recorded in 2014. Reflecting the modest level of net charge-offs during the year, the allowance for losses on non-covered loans was $139.9 million at the end of this December, as compared to $141.9 million at December 31, 2013.

(Recovery of) Provision for Losses on Covered Loans

A provision for losses on covered loans is recorded when we have reason to believe that the cash flows from certain loans acquired in our FDIC-assisted transactions will fall short of our expectations due to a decline in their credit quality. Conversely, when we have reason to believe that the cash flows from certain loan portfolios acquired in our FDIC-assisted transactions will exceed our expectations due to an improvement in credit quality, we reverse the previously established covered loan loss allowance by recording a recovery.

Reflecting a year-over-year improvement in the credit quality of certain covered loans, we recovered $18.6 million from the allowance for covered loan losses in 2014, in contrast to recording a $12.8 million provision for covered loan losses in the prior year.

Because our FDIC loss sharing agreements call for the FDIC to reimburse us for a portion of our losses on covered loans—and for the FDIC to share in any recoveries of such losses—we record FDIC indemnification income in “Non-interest income” in the same period that a provision for covered loan losses is recorded, and we record FDIC indemnification expense in “Non-interest income” in the same period that a recovery has occurred. Accordingly, in 2014, we recorded FDIC indemnification expense of $14.9 million, in contrast to FDIC indemnification income of $10.2 million in the year-earlier twelve months.

For additional information about our provisions for (recoveries of) loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—mortgage banking income (which consists of income from the origination of one-to-four family loans for sale and income from the servicing of these and other one-to-four family loans), fee income (in the form of retail deposit fees and charges on loans), income from our investment in BOLI, gains on the sale of securities, and revenues produced through the sale of third-party investment products and those produced through our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

In 2014, non-interest income totaled $201.6 million, as compared to $218.8 million in the prior year. The reduction was attributable to the factors described below.

Largely reflecting the higher level of residential mortgage interest rates, as compared to the year-earlier level, refinancing activity declined through most of 2014. As a result, mortgage banking income fell $15.3 million year-over-year, to $63.0 million, the net effect of a $26.8 million decrease in income from originations to $24.1 million and an $11.5 million increase in servicing income to $38.9 million.

In addition to the reduction in mortgage banking income, the decline in non-interest income was primarily due to the $25.1 million difference between the FDIC indemnification expense recorded in 2014 and the FDIC indemnification income recorded in the prior year. Furthermore, net securities gains fell $7.0 million year-over-year, to $14.0 million, while BOLI income and fee income fell $4.4 million, combined.

These declines were largely offset by a $33.9 million increase in other non-interest income to $75.7 million, as the revenues produced by PBC rose $9.6 million year-over-year to $26.2 million, and as we recovered $17.3 million on a single security we had written off in 2009. Also contributing to the year’s non-interest income were a $3.9 million gain on the sale of Class B Visa shares in the first quarter and a $6.0 million gain on the sale of an OREO property.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in the twelve months ended December 31, 2014, 2013, and 2012:

	For the Years Ended December 31,
(in thousands)	2014	2013	2012
Mortgage banking income	$62,953	$78,283	$178,643
Fee income	36,585	38,179	38,348
BOLI income	27,150	29,938	30,502
Net gain on sale of securities	14,029	21,036	2,041
FDIC indemnification (expense) income	(14,870)	10,206	14,390
Loss on OTTI of securities	—	(612)	—
Loss on debt redemptions	—	—	(2,313)
Other income:
Peter B. Cannell & Co., Inc.	26,176	16,588	14,837
Third-party investment product sales	13,571	15,487	15,422
Gain on Visa shares sold	3,856	—	—
Recovery of OTTI of securities	17,326	4,255	—
Other	14,817	5,470	5,483

Total other income	75,746	41,800	35,742

Total non-interest income	$201,593	$218,830	$297,353

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

In 2014, non-interest expense declined $20.1 million year-over-year to $587.5 million, the result of a $12.6 million reduction in operating expenses to $579.2 million and a $7.5 million reduction in the amortization of CDI to $8.3 million.

The decline in operating expenses was the result of a $6.3 million decrease in compensation and benefits expense to $306.8 million, and an $8.0 million decrease in G&A expense to $173.3 million. Included in the prior year’s compensation and benefits expense were severance charges of $6.0 million; no comparable charges were recorded in 2014. The decline in G&A expense was largely due to a reduction in FDIC insurance premiums from the year-earlier level and a reduction in costs related to the management and disposition of foreclosed properties as our asset quality improved.

The benefit of these declines was partly offset by a $1.8 million increase in occupancy and equipment expense to $99.0 million, primarily reflecting costs incurred in the consolidation of back-office departments that had been housed at several locations into a single facility.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

In 2014, our income tax expense rose $16.1 million year-over-year to $287.7 million. Pre-tax income rose $25.9 million during this time, to $773.1 million, while the effective tax rate rose to 37.21% from 36.35%.

The level of income tax expense was also increased by a one-time charge of $3.5 million that was recorded in connection with the enactment of certain New York State tax laws on March 31, 2014.

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

Provisions for Loan Losses

Provision for Losses on Non-Covered Loans

In 2013, we reduced our provision for losses on non-covered loans to $18.0 million from $45.0 million in 2012. Nonetheless, the allowance for losses on non-covered loans rose $998,000 year-over-year, to $141.9 million, as the $27.0 million reduction in the provision for non-covered loan losses occurred in tandem with a $24.3 million decrease in net charge-offs to $17.0 million.

Provision for Losses on Covered Loans

In 2013 and 2012, we recorded provisions for losses on covered loans of $12.8 million and $18.0 million, respectively, reflecting a general improvement in the credit quality of the loans acquired in our FDIC-assisted transactions. The respective provisions were largely offset by FDIC indemnification income of $10.2 million and $14.4 million, recorded in non-interest income in the respective periods.

For additional information about our provisions for loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

Non-interest income fell $78.5 million year-over-year, to $218.8 million, representing 15.8% of the total revenues we produced in 2013. The year-over-year reduction was primarily due to a decline in mortgage banking income, as a rise in residential mortgage interest rates resulted in a decline in refinancing activity.

Specifically, mortgage banking income declined to $78.3 million in 2013 from $178.6 million in 2012. Income from originations accounted for the bulk of the decrease in mortgage banking income, falling to $50.9 million from $193.2 million in the prior year. The impact of the decrease in income from originations was somewhat offset by a rise in servicing income to $27.4 million from a $14.6 million servicing loss in 2012.

The year-over-year decrease in non-interest income also reflects a $4.2 million decline in FDIC indemnification income to $10.2 million, and far more modest declines in fee income and BOLI income over the course of the year.

The combined impact of these declines was somewhat offset by a $19.0 million increase in net securities gains to $21.0 million and a $6.1 million increase in other non-interest income to $41.8 million. In 2012, our non-interest income was slightly reduced by a $2.3 million loss on debt redemption; no comparable loss was recorded in 2013.

Non-Interest Expense

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

In addition to severance charges of $6.0 million, the rise in compensation and benefits expense was due to normal salary increases, incentive stock award grants, and the expansion of certain back-office departments to address the increase in regulation resulting from the roll-out of the Dodd-Frank Act.

Income Tax Expense

Primarily reflecting a $33.8 million decline in pre-tax income to $747.1 million, income tax expense fell $8.2 million year-over-year to $271.6 million in 2013. During this time, the effective tax rate rose to 36.35% from 35.83%.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013:

	2014				2013
(in thousands, except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$283,682	$289,029	$283,492	$284,150	$297,325	$294,231	$299,884	$275,176
(Recovery of) provision for loan losses	(200)	(3,945)	188	(14,630)	(2,829)	14,467	9,618	9,502
Non-interest income	70,479	41,286	52,593	37,235	38,810	50,724	53,745	75,551
Non-interest expense	148,111	145,195	147,836	146,325	149,474	150,327	151,665	156,096

Income before income taxes	206,250	189,065	188,061	189,690	189,490	180,161	192,346	185,129
Income tax expense	75,053	68,807	69,373	74,436	69,335	65,961	69,829	66,454

Net income	$131,197	$120,258	$118,688	$115,254	$120,155	$114,200	$122,517	$118,675

Basic earnings per share	$0.30	$0.27	$0.27	$0.26	$0.27	$0.26	$0.28	$0.27

Diluted earnings per share	$0.30	$0.27	$0.27	$0.26	$0.27	$0.26	$0.28	$0.27

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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY, TOTAL ASSETS AND TANGIBLE ASSETS, AND THE RELATED CAPITAL MEASURES

Although tangible stockholders’ equity and tangible assets are not measures that are calculated in accordance with GAAP, management uses these non-GAAP financial measures in their analysis of our performance. We believe that these non-GAAP financial measures are important indications of our ability to grow both organically and through business combinations and, with respect to tangible stockholders’ equity, our ability to pay dividends and to engage in various capital management strategies.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and CDI, and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets.

Tangible stockholders’ equity, tangible assets, and the related tangible capital measures, should not be considered in isolation or as a substitute for stockholders’ equity or any other financial measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP financial measures may differ from that of other companies reporting measures of capital with similar names.

Reconciliations of our stockholders’ equity and tangible stockholders’ equity; our total assets and tangible assets; and the related financial measures at December 31, 2014 and 2013 follow:

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2014	2013
Stockholders’ Equity	$5,781,815	$5,735,662
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(7,943)	(16,240)

Tangible stockholders’ equity	$3,337,741	$3,283,291

Total Assets	$48,559,217	$46,688,287
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(7,943)	(16,240)

Tangible assets	$46,115,143	$44,235,916

Stockholders’ equity to total assets	11.91%	12.29%
Tangible stockholders’ equity to tangible assets	7.24	7.42

Average Stockholders’ Equity	$5,768,795	$5,620,445
Less: Average goodwill and core deposit intangibles	(2,448,322)	(2,460,266)

Average tangible stockholders’ equity	$3,320,473	$3,160,179

Average Assets	$48,038,072	$44,396,263
Less: Average goodwill and core deposit intangibles	(2,448,322)	(2,460,266)

Average tangible assets	$45,589,750	$41,935,997

Net income	$485,397	$475,547
Add back: Amortization of core deposit intangibles, net of tax	4,978	9,471

Adjusted net income	$490,375	$485,018

Return on average assets	1.01%	1.07%
Return on average tangible assets	1.08	1.16

Return on average stockholders’ equity	8.41%	8.46%
Return on average tangible stockholders’ equity	14.77	15.35

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In 2014, we continued to manage our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates; (3) We continued to deploy the cash flows from loan and securities repayments and sales into loan production and GSE obligations; and (4) We increased our deposits.

In connection with the activities of our mortgage banking operations, we enter into contingent commitments to fund residential mortgage loans by a specified future date at a stated interest rate and corresponding price. Such commitments, which are generally known as IRLCs, are considered to be financial derivatives and, as such, are carried at fair value.

To mitigate the interest rate risk associated with IRLCs, we enter into forward commitments to sell mortgage loans or mortgage-backed securities (“MBS”) by a specified future date and at a specified price. These forward sale agreements are also carried at fair value. Such forward commitments to sell generally obligate us to complete the transaction as agreed, and therefore pose a risk to us if we are not able to deliver the loans or MBS pursuant to the terms of the applicable forward-sale agreement. For example, if we are unable to meet our obligation, we may be required to pay a “make whole” fee to the counterparty.

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

At December 31, 2014, our one-year gap was a negative 15.92%, as compared to a negative 13.66% at December 31, 2013. The difference was primarily attributable to an increase in the amount of deposits maturing in one year, which was partially offset by an increase in projected loan prepayments.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2014 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 21% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 22% and 17% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 56% for the first five years and 44% for years six through ten. NOW accounts were assumed to decay at a rate of 74% for the first five years and 26% for years six through ten. The comprehensive statistical analysis was updated in the second quarter of 2014 to incorporate updated deposit data and modeling assumptions, and resulted in no decay rates beyond ten years. The change in the decay assumptions was made due to the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 92% for the first five years and 8% for years six through ten.

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

As of December 31, 2014, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 1.63% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have reduced our projected prepayment rates by a constant prepayment rate of 1.77% per annum.

Interest Rate Sensitivity Analysis

	At December 31, 2014
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,769,438	$5,680,153	$11,775,587	$9,323,104	$4,833,932	$373,813	$35,756,027
Mortgage-related securities (2)(3)	82,560	137,948	365,465	106,201	3,085,681	320,879	4,098,734
Other securities and money market investments (2)	634,860	10,331	5,880	62,166	2,654,490	152,808	3,520,535

Total interest-earning assets	4,486,858	5,828,432	12,146,932	9,491,471	10,574,103	847,500	43,375,296

INTEREST-BEARING LIABILITES:
NOW and money market accounts	6,459,096	833,210	772,159	2,276,507	2,208,628	—	12,549,600
Savings accounts	820,781	968,045	1,932,096	206,132	3,124,568	—	7,051,622
Certificates of deposit	1,263,904	3,755,320	1,260,563	113,562	26,160	1,089	6,420,598
Borrowed funds	3,744,479	200,585	983,457	4,190,089	4,963,433	144,444	14,226,487

Total interest-bearing liabilities	12,288,260	5,757,160	4,948,275	6,786,290	10,322,789	145,533	40,248,307

Interest rate sensitivity gap per period (4)	$(7,801,402)	$71,272	$7,198,657	$2,705,181	$251,314	$701,967	$3,126,989

Cumulative interest rate sensitivity gap	$(7,801,402)	$(7,730,130)	$(531,473)	$2,173,708	$2,425,022	$3,126,989

Cumulative interest rate sensitivity gap as a percentage of total assets	(16.07)%	(15.92)%	(1.09)%	4.48%	4.99%	6.44%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	36.51%	57.16%	97.69%	107.30%	106.05%	107.77%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV at December 31, 2014, based on the information and assumptions in effect at that date, and assuming the changes in interest rates noted:

(dollars in thousands)

Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$49,698,545	$43,739,738	$5,958,807	$—	—%
+100	48,936,788	43,277,952	5,658,836	(299,971)	(5.03)
+200	48,134,586	42,912,955	5,221,631	(737,176)	(12.37)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

The net changes in NPV presented in the preceding table are within the limits approved by the Boards of Directors of the Company and the Banks.

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

Based on the information and assumptions in effect at December 31, 2014, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(3.68)%
+200 over one year	(8.65)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2014, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 4.42% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 2.36% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2014	2013
ASSETS:
Cash and cash equivalents	$564,150	$644,550
Securities:
Available for sale ($11,436 and $79,905 pledged, respectively)	173,783	280,738
Held-to-maturity ($4,584,886 and $4,945,905 pledged, respectively) (fair value of $7,085,971 and $7,445,244, respectively)	6,922,667	7,670,282

Total securities	7,096,450	7,951,020

Non-covered loans held for sale	379,399	306,915
Non-covered loans held for investment, net of deferred loan fees and costs	33,024,956	29,837,989
Less: Allowance for losses on non-covered loans	(139,857)	(141,946)

Non-covered loans held for investment, net	32,885,099	29,696,043
Covered loans	2,428,622	2,788,618
Less: Allowance for losses on covered loans	(45,481)	(64,069)

Covered loans, net	2,383,141	2,724,549

Total loans, net	35,647,639	32,727,507
Federal Home Loan Bank stock, at cost	515,327	561,390
Premises and equipment, net	319,002	273,299
FDIC loss share receivable	397,811	492,674
Goodwill	2,436,131	2,436,131
Core deposit intangibles	7,943	16,240
Mortgage servicing rights	227,297	241,018
Bank-owned life insurance	915,156	893,522
Other real estate owned (includes $32,048 and $37,477, respectively, covered by loss sharing agreements)	94,004	108,869
Other assets	338,307	342,067

Total assets	$48,559,217	$46,688,287

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$12,549,600	$10,536,947
Savings accounts	7,051,622	5,921,437
Certificates of deposit	6,420,598	6,932,096
Non-interest-bearing accounts	2,306,914	2,270,512

Total deposits	28,328,734	25,660,992
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	10,183,132	10,872,576
Repurchase agreements	3,425,000	3,425,000
Federal funds purchased	260,000	445,000

Total wholesale borrowings	13,868,132	14,742,576
Other borrowings	358,355	362,426

Total borrowed funds	14,226,487	15,105,002
Other liabilities	222,181	186,631

Total liabilities	42,777,402	40,952,625

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 442,659,460 and 440,873,285 shares issued, and 442,587,190 and 440,809,365 shares outstanding, respectively)	4,427	4,409
Paid-in capital in excess of par	5,369,623	5,346,017
Retained earnings	464,569	422,761
Treasury stock, at cost (72,270 and 63,920 shares, respectively)	(1,118)	(1,032)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $2,022 and $171, respectively	2,990	277
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,444 and $3,586, respectively	(5,387)	(5,604)
Net unrealized loss on pension and post-retirement obligations, net of tax of $36,118 and $21,126, respectively	(53,289)	(31,166)

Total accumulated other comprehensive loss, net of tax	(55,686)	(36,493)

Total stockholders’ equity	5,781,815	5,735,662

Total liabilities and stockholders’ equity	$48,559,217	$46,688,287

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2014	2013	2012
INTEREST INCOME:
Mortgage and other loans	$1,414,884	$1,487,662	$1,597,504
Securities and money market investments	268,183	220,436	193,597

Total interest income	1,683,067	1,708,098	1,791,101

INTEREST EXPENSE:
NOW and money market accounts	39,508	35,884	36,609
Savings accounts	35,727	21,950	13,677
Certificates of deposit	74,511	83,805	93,880
Borrowed funds	392,968	399,843	486,914

Total interest expense	542,714	541,482	631,080

Net interest income	1,140,353	1,166,616	1,160,021
Provision for losses on non-covered loans	—	18,000	45,000
(Recovery of) provision for losses on covered loans	(18,587)	12,758	17,988

Net interest income after provisions for (recoveries of) loan losses	1,158,940	1,135,858	1,097,033

NON-INTEREST INCOME:
Total loss on OTTI of securities	—	(612)	—
Less: Non-credit portion of OTTI recorded in other comprehensive income (before taxes)	—	—	—

Net loss on OTTI recognized in earnings	—	(612)	—
Mortgage banking income	62,953	78,283	178,643
Fee income	36,585	38,179	38,348
Bank-owned life insurance	27,150	29,938	30,502
Net gain on sales of securities	14,029	21,036	2,041
FDIC indemnification (expense) income	(14,870)	10,206	14,390
Loss on debt redemption	—	—	(2,313)
Other	75,746	41,800	35,742

Total non-interest income	201,593	218,830	297,353

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	306,848	313,196	296,874
Occupancy and equipment	99,016	97,252	90,738
General and administrative	173,306	181,330	206,221

Total operating expenses	579,170	591,778	593,833
Amortization of core deposit intangibles	8,297	15,784	19,644

Total non-interest expense	587,467	607,562	613,477

Income before income taxes	773,066	747,126	780,909
Income tax expense	287,669	271,579	279,803

Net income	$485,397	$475,547	$501,106

Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $4,343; $4,765; and $8,473, respectively	6,407	(7,043)	12,533
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $142; $5,028; and $65, respectively	217	7,921	102
Change in pension and post-retirement obligations, net of tax of $14,992; $20,116; and $807, respectively	(22,123)	29,628	(1,190)
Less: Reclassification adjustment for sales of available-for-sale securities and loss on OTTI of securities, net of tax of $2,492; $3,578; and $801, respectively	(3,694)	(5,294)	(1,240)

Total other comprehensive (loss) income, net of tax	(19,193)	25,212	10,205

Total comprehensive income, net of tax	$466,204	$500,759	$511,311

Basic earnings per share	$1.09	$1.08	$1.13

Diluted earnings per share	$1.09	$1.08	$1.13

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2014	2013	2012
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,409	$4,391	$4,374
Shares issued for restricted stock awards (1,782,601; 1,729,950; and 1,707,286, respectively)	18	18	17
Shares issued for exercise of stock options (3,574; 9,384; and 0, respectively)	—	—	—

Balance at end of year	4,427	4,409	4,391

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	5,346,017	5,327,111	5,309,269
Shares issued for restricted stock awards, net of forfeitures	(7,073)	(5,093)	(3,430)
Compensation expense related to restricted stock awards	27,454	22,247	20,683
Stock options exercised	—	60	—
Tax effect of stock plans	3,225	1,692	589

Balance at end of year	5,369,623	5,346,017	5,327,111

RETAINED EARNINGS:
Balance at beginning of year	422,761	387,534	324,967
Net income	485,397	475,547	501,106
Dividends paid on common stock ($1.00 per share in each year)	(442,204)	(440,308)	(438,539)
Stock options exercised	(82)	(12)	—
Effect of adopting Accounting Standards Update No. 2014-01	(1,303)	—	—

Balance at end of year	464,569	422,761	387,534

TREASURY STOCK:
Balance at beginning of year	(1,032)	(1,067)	(996)
Purchase of common stock (439,437; 383,640; and 272,991 shares, respectively)	(7,283)	(5,319)	(3,522)
Exercise of stock options (8,990; 20,234; and 0 shares, respectively)	142	279	—
Shares issued for restricted stock awards (422,097; 382,471; and 271,875 shares, respectively)	7,055	5,075	3,451

Balance at end of year	(1,118)	(1,032)	(1,067)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(36,493)	(61,705)	(71,910)
Other comprehensive (loss) income, net of tax	(19,193)	25,212	10,205

Balance at end of year	(55,686)	(36,493)	(61,705)

Total stockholders’ equity	$5,781,815	$5,735,662	$5,656,264

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$485,397	$475,547	$501,106
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(18,587)	30,758	62,988
Depreciation and amortization	27,792	28,092	25,471
Amortization of discounts and premiums, net	(8,293)	(3,600)	(2,788)
Amortization of core deposit intangibles	8,297	15,784	19,644
Net gain on sales of securities	(14,029)	(21,036)	(2,041)
Gain on sales of loans	(24,066)	(50,885)	(193,227)
Gain on Visa shares sold	(3,856)	—	—
Stock plan-related compensation	27,454	22,247	20,721
Deferred tax expense	26,151	25,177	38,713
Loss on OTTI of securities recognized in earnings	—	612	—
Changes in operating assets and liabilities:
Decrease (increase) in other assets	105,575	(92,089)	33,108
(Decrease) increase in other liabilities	(16,020)	49,442	6,597
Origination of loans held for sale	(3,189,694)	(6,213,592)	(10,925,837)
Proceeds from sale of loans originated for sale	3,316,296	7,109,473	10,991,561

Net cash provided by operating activities	722,417	1,375,930	576,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	775,347	680,715	2,468,377
Proceeds from repayment of securities available for sale	9,787	59,362	426,258
Proceeds from sale of securities held to maturity	139,294	191,142	—
Proceeds from sale of securities available for sale	333,725	631,802	822,618
Purchase of securities held to maturity	(150,338)	(4,029,981)	(3,133,279)
Purchase of securities available for sale	(226,000)	(554,239)	(932,997)
Proceeds from sale of Visa shares	3,856	—	—
Net redemption (purchase) of Federal Home Loan Bank stock	46,063	(92,245)	21,083
Net increase in loans	(3,482,686)	(2,022,625)	(1,363,967)
Proceeds from sale of loans	478,605	—	—
Purchase of premises and equipment, net	(73,495)	(37,242)	(38,761)

Net cash used in investing activities	(2,145,842)	(5,173,311)	(1,730,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,667,742	783,471	2,551,867
Net (decrease) increase in short-term borrowed funds	(767,900)	2,466,100	(312,000)
Net decrease in long-term borrowed funds	(110,615)	(791,289)	(218,222)
Tax effect of stock plans	3,225	1,692	589
Cash dividends paid on common stock	(442,204)	(440,308)	(438,539)
Treasury stock purchases	(7,283)	(5,319)	(3,522)
Net cash received from stock option exercises	60	326	—

Net cash provided by financing activities	1,343,025	2,014,673	1,580,173

Net (decrease) increase in cash and cash equivalents	(80,400)	(1,782,708)	425,521
Cash and cash equivalents at beginning of year	644,550	2,427,258	2,001,737

Cash and cash equivalents at end of year	$564,150	$644,550	$2,427,258

Supplemental information:
Cash paid for interest	$553,811	$552,501	$667,905
Cash paid for income taxes	247,589	212,181	286,550
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$ 86,545	$115,215	$91,441
Transfer of loans from held for investment to held for sale	654,758	—	—

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

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of eight business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey. The Company expanded beyond this region to south Florida, northeast Ohio, and central Arizona through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of AmTrust Bank (“AmTrust”) in December 2009, and extended its Arizona franchise through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of Desert Hills Bank (“Desert Hills”) in March 2010. On June 28, 2012, the Company completed its 11th transaction when it assumed certain deposits of Aurora Bank FSB.

Reflecting its growth through acquisitions, the Community Bank currently operates 242 branches, four of which operate directly under the Community Bank name. The remaining 238 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

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

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital debentures (“capital securities”). Please see Note 8, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

Effects of New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for a low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The Company chose to apply this new guidance for the period beginning on January 1, 2014.

The impact of applying this new guidance included a $1.3 million reduction in the balance of retained earnings as of January 1, 2014. The total amount of affordable housing tax credits and other tax benefits recognized during calendar year 2014, and the related amount of amortization recognized as a component of income tax expense for that year, were $3.9 million and $2.9 million, respectively. As of December 31, 2014, the commitment of additional anticipated equity contributions of $21.7 million relating to current investments is reflected in “Other liabilities.” Retrospective application of the new amortization methodology would not result in a material change to prior-period presentations.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $564.2 million and $644.6 million, respectively. Included in cash and cash equivalents at those dates were $135.2 million and $208.0 million of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2014 and 2013 were federal funds sold of $6.8 million and $4.8 million, respectively. In addition, the Company had $250.0 million in pledged reverse repurchase agreements outstanding at December 31, 2014 and 2013.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System (the “FRB”), the Company was required to maintain total reserves with the Federal Reserve Bank of New York of $129.5 million and $133.7 million, respectively, at December 31, 2014 and 2013, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank of New York (the “FHLB-NY”), the Company is required to hold shares of Federal Home Loan Bank (“FHLB”) stock, which is carried at cost. The Company’s holding requirement varies based on certain factors, primarily including its outstanding borrowings from the FHLB-NY. In connection with the FDIC-assisted acquisitions of AmTrust and Desert Hills, the Company acquired stock in the FHLBs of Cincinnati and San Francisco, respectively. The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The factors considered in this process include, among others, significant deterioration in FHLB earnings performance, credit rating, or asset quality; significant adverse changes in the regulatory or economic environment; and other factors that raise significant concerns about the creditworthiness and the ability of the applicable FHLB to continue as a going concern.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowances for loan losses.

Loans held for sale are originated through our mortgage banking operation and, to a lesser extent, the Community Bank, and are sold primarily to government-sponsored enterprises (“GSEs”), with the servicing typically retained. The loans originated by the mortgage banking operation are carried at fair value. The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in mortgage interest rates subsequent to loan funding, and changes in the fair value of the servicing rights associated with the mortgage loans held for sale. In addition, loans originated as held for investment and subsequently designated as held for sale are transferred to held for sale at fair value.

The Company recognizes interest income on non-covered loans held for investment and held for sale using the interest method over the life of the loan. Accordingly, the Company defers certain loan origination and commitment fees, and certain loan origination costs, and amortizes the net fee or cost as an adjustment to the loan yield over the term of the related loan. When a loan is sold or repaid, the remaining net unamortized fee or cost is recognized in interest income.

Prepayment penalty income is recorded in interest income and only when cash is received. Accordingly, there are no assumptions involved in the recognition of prepayment penalty income.

Two factors are considered in determining the amount of prepayment penalty income: the prepayment penalty percentage set forth in the loan documents, and the principal balance of the loan at the time of prepayment. The volume of loans prepaying may vary from one period to another, often in connection with actual or perceived changes in the direction of market interest rates. In a low interest rate environment, or when interest rates are declining, prepayment penalties may increase as more borrowers opt to refinance. In a rising interest rate environment, or when rates are perceived to be rising, prepayment penalties may increase as borrowers seek to lock in current rates prior to further increases.

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans is increased by provisions for non-covered loan losses that are charged against earnings, and is reduced by net charge-offs and/or reversals, if any, that are credited to earnings. Although non-covered loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted in the following discussion, the process for establishing the allowance for losses on non-covered loans is largely the same for each of the Community Bank and the Commercial Bank.

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2014, 2013, and 2012 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on management’s evaluation of incurred losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and/or events, it is probable that the Company will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. The Company applies this classification as necessary to non-covered loans individually evaluated for impairment in its portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans to certain borrowers who have experienced financial difficulty and for which the terms have been modified, resulting in a concession, are considered troubled debt restructurings (“TDRs”) and are classified as impaired.

Management generally measures impairment on an individual loan and determines the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated costs to sell, or the present value of the expected cash flows is less than the recorded investment in the loan, any shortfall is promptly charged off.

Management also follows a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying management’s loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances.

The factors assessed begin with the historical loan loss experience for each major loan category. Management’s allowance for loan losses methodology also considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment. During 2014, this methodology was enhanced by estimating the loss emergence period using a more granular segmentation approach.

The allocation methodology consists of the following components: First, management determines an allowance for loan losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. Lastly, management allocates an allowance for loan losses to qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management which, include, but are not limited to:

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

By considering the factors discussed above, management determines an allowance for non-covered loan loss that is applied to each significant loan portfolio segment to determine the total allowance for losses on non-covered loans.

In 2014, management changed the historical loss period used to determine the allowance for loan losses on non-covered loans to a rolling 16-quarter look-back, as it believes this to be a more appropriate reflection of the Company’s historical loss experience. This change has not had a significant effect on the allowance for losses on non-covered loans, nor is it expected to do so.

The process of establishing the allowance for losses on non-covered loans also involves:

•	Periodic inspections of the loan collateral by qualified in-house and external property appraisers and/or inspectors, as applicable;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

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

In order to determine their overall adequacy, each of the respective non-covered loan loss allowances is reviewed quarterly by management and the Board of Directors of the Community Bank or the Commercial Bank, as applicable.

Loans, or portions of loans, are charged off in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) Closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) Open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) Both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date the Company received notification that the borrower has filed for bankruptcy.

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

An allowance for unfunded commitments is maintained separate from the allowances for non-covered loan losses and is included in “Other liabilities” in the Consolidated Statements of Condition.

Allowance for Losses on Covered Loans

The Company has elected to account for the loans acquired in the AmTrust and Desert Hills acquisitions (the “covered loans”) based on expected cash flows. This election is in accordance with FASB Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, the Company maintains the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

Please see Note 6, “Allowances for Loan Losses” for a further discussion of the allowance for losses on covered loans, as well as additional information about the allowance for losses on non-covered loans.

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

Decreases in estimated reimbursements from the FDIC, if any, are recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the related loss sharing agreement). Related additions to the accretable yield on the covered loans are recognized in income prospectively over the lives of the loans. Increases in estimated reimbursements will be recognized in interest income in the same period that they are identified, and an allowance for loan losses for the related loans recorded.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. We performed our annual goodwill impairment test as of December 31, 2014 and found no indication of goodwill impairment at that date. In addition to being tested annually, goodwill would be tested in less than one year’s time if there were a “triggering event.” During the year ended December 31, 2014, no triggering events were identified.

The goodwill impairment analysis is a two-step test. However, a company can, under ASU No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determined, based on a qualitative assessment, that it was more likely than not that its fair value was less than its carrying amount. The Company did not elect to perform a qualitative assessment of its goodwill in 2014. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

Core Deposit Intangibles

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2014, 2013, or 2012. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Income and Comprehensive Income for the period in which such impairment is identified.

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

Depreciation and amortization are included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $27.8 million, $28.1 million, and $25.5 million, respectively, in the years ended December 31, 2014, 2013, and 2012.

Mortgage Servicing Rights

The Company recognizes the right to service mortgage loans for others as a separate asset referred to as an MSR. MSRs are generally recognized when one-to-four family loans are sold or securitized, servicing retained. The Company initially records, and subsequently carries, MSRs at fair value. At December 31, 2014, the Company had one class of MSRs, residential MSRs.

The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows utilizing an internal valuation model. This model utilizes assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses, and periodically adjusts, the underlying inputs and changes in the assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSRs.

Changes in the fair value of MSRs primarily occur in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of MSRs are reported in “Non-interest income” as a component of mortgage banking income in the period during which such changes occur.

Prior to December 31, 2014, the Company also had securitized MSRs. (Please see Note 11, “Intangible Assets,” for additional information regarding securitized MSRs.)

Offsetting Derivative Positions

In accordance with the applicable accounting guidance, the Company takes into account the impact of collateral and master netting agreements that allow it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Consolidated Statements of Condition reflect derivative contracts with negative fair values that are included in derivative assets, and contracts with positive fair values that are included in derivative liabilities, on a net basis.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2014 and 2013, the Company’s investment in BOLI was $915.2 million and $893.5 million, respectively. There were no additional purchases of BOLI during the years ended December 31, 2014 or 2013. The Company’s investment in BOLI generated income of $27.2 million, $29.9 million, and $30.5 million, respectively, during the years ended December 31, 2014, 2013, and 2012.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are sold or rented, and are reported at the lower of cost (i.e., the unpaid balance of the loan at the acquisition date plus the expenses incurred to bring the property to a saleable condition, when appropriate) or fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the property, and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative” expense in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2014 and 2013, the Company had other real estate owned (“OREO”) of $94.0 million and $108.9 million, respectively. The respective amounts include OREO of $32.0 million and $37.5 million that is covered under the Company’s FDIC loss sharing agreements.

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

Stock Incentives

Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as restricted stock or other forms of related rights.

At December 31, 2014, the Company had 14,480,253 shares available for grant under the 2012 Stock Incentive Plan, including 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 13, “Stock-Related Benefit Plans.”

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

The following table presents the Company’s computation of basic and diluted EPS for the years ended December 31, 2014, 2013, and 2012:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012
Net income	$485,397	$475,547	$501,106
Less: Dividends paid on and earnings allocated to participating securities	(3,425)	(3,008)	(4,702)

Earnings applicable to common stock	$481,972	$472,539	$496,404

Weighted average common shares outstanding	440,988,102	439,251,238	437,706,702

Basic earnings per common share	$1.09	$1.08	$1.13

Earnings applicable to common stock	$481,972	$472,539	$496,404

Weighted average common shares outstanding	440,988,102	439,251,238	437,706,702
Potential dilutive common shares (1)	—	—	5,540

Total shares for diluted earnings per share computation	440,988,102	439,251,238	437,712,242

Diluted earnings per common share and common share equivalents	$1.09	$1.08	$1.13

(1)	Options to purchase 58,560 shares, 60,300 shares, and 2,542,277 shares, respectively, of the Company’s common stock that were outstanding as of December 31, 2014, 2013, and 2012, at respective weighted average exercise prices of $18.04, $17.99, and $16.86, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Impact of Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in ASU No. 2014-11 require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions, and the tenor of those transactions. The accounting changes in ASU No. 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as sales is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU No. 2014-11 is not expected to have a material effect on the Company’s consolidated statement of condition or results of operations.

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

In January 2014, the FASB issued ASU No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. ASU No. 2014-01 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, with early adoption permitted; it should be applied retrospectively to all periods presented. The Company adopted ASU No. 2014-01 on January 1, 2014. ASU No. 2014-01 calls for additional disclosures that will enable the reader to understand the nature of the investment and the effect of its measurement and related tax credits on a company’s financial condition and results of operations. Please see Note 9, “Federal, State, and Local Taxes” for the presentation of such disclosures.

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

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2014
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$6,186	Net gain on sales of securities
	(2,492)	Tax expense

	$3,694	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Prior-service costs	$249	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(3,763)	Included in the computation of net periodic (credit) expense (2)

	(3,514)	Total before tax
	1,419	Tax benefit

	$(2,095)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$1,599

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 12, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2014 and 2013:

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$18,350	$1,350	$—	$19,700
GSE CMOs(2)	—	—	—	—
Private label CMOs	—	—	—	—

Total mortgage-related securities	$18,350	$1,350	$—	$19,700

Other Securities:
Municipal bonds	$841	$101	$—	$942
Capital trust notes	13,431	31	1,980	11,482
Preferred stock	118,205	5,246	440	123,011
Common stock	17,943	748	43	18,648

Total other securities	$150,420	$6,126	$2,463	$154,083

Total securities available for sale	$168,770	$7,476	$2,463	$173,783

(1)	Government-sponsored enterprise.
(2)	Collateralized mortgage obligations.

As of December 31, 2014, the fair value of marketable equity securities included corporate preferred stock of $123.0 million and common stock of $18.6 million, with the latter primarily consisting of mutual funds that are Community Reinvestment Act-qualified investments.

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$23,759	$1,442	$1	$25,200
GSE CMOs	62,082	598	1,861	60,819
Private label CMOs	10,214	—	12	10,202

Total mortgage-related securities	$96,055	$2,040	$1,874	$96,221

Other Securities:
Municipal bonds	$957	$69	$—	$1,026
Capital trust notes	13,419	60	1,681	11,798
Preferred stock	118,205	1,936	3,902	116,239
Common stock	51,654	4,093	293	55,454

Total other securities	$184,235	$6,158	$5,876	$184,517

Total securities available for sale	$280,290	$8,198	$7,750	$280,738

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2014 and 2013:

	December 31, 2014
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,468,791	$2,468,791	$106,414	$3,838	$2,571,367
GSE CMOs	1,610,243	1,610,243	65,075	711	1,674,607

Total mortgage-related securities	$4,079,034	$4,079,034	$171,489	$4,549	$4,245,974

Other Securities:
GSE debentures	$2,635,989	$2,635,989	$24,173	$32,920	$2,627,242
Corporate bonds	73,317	73,317	12,113	—	85,430
Municipal bonds	58,682	58,682	—	1,027	57,655
Capital trust notes	84,476	75,645	5,193	11,168	69,670

Total other securities	$2,852,464	$2,843,633	$41,479	$45,115	$2,839,997

Total securities held to maturity (1)	$6,931,498	$6,922,667	$212,968	$49,664	$7,085,971

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2014, the non-credit portion of OTTI recorded in AOCL was $8.8 million (before taxes).

	December 31, 2013
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,529,102	$2,529,102	$30,145	$61,280	$2,497,967
GSE CMOs	1,878,885	1,878,885	29,330	22,520	1,885,695

Total mortgage-related securities	$4,407,987	$4,407,987	$59,475	$83,800	$4,383,662

Other Securities:
GSE debentures	$3,053,253	$3,053,253	$6,512	$208,506	$2,851,259
Corporate bonds	72,899	72,899	11,063	—	83,962
Municipal bonds	60,462	60,462	19	3,849	56,632
Capital trust notes	84,871	75,681	3,134	9,086	69,729

Total other securities	$3,271,485	$3,262,295	$20,728	$221,441	$3,061,582

Total securities held to maturity (1)	$7,679,472	$7,670,282	$80,203	$305,241	$7,445,244

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2013, the non-credit portion of OTTI recorded in AOCL was $9.2 million (before taxes).

At December 31, 2014 and 2013, respectively, the Company had $515.3 million and $561.4 million of FHLB stock, at cost, primarily consisting of stock in the FHLB-NY. The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2014, 2013 and 2012:

	December 31,
(in thousands)	2014	2013	2012
Gross proceeds	$333,725	$631,802	$822,618
Gross realized gains	6,186	9,529	2,041
Gross realized losses	—	45	—

In addition, during the twelve months ended December 31, 2014, the Company sold held-to-maturity securities with gross proceeds of $139.3 million and realized gains of $7.8 million. During the twelve months ended December 31, 2013, the Company sold held-to-maturity securities with gross proceeds of $191.1 million and realized gains of $11.6 million. All of the held-to-maturity securities sold in 2014 and 2013 were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance.

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

(in thousands)	For the Twelve Months Ended December 31, 2014
Beginning credit loss amount as of December 31, 2013	$216,334
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increases in expected cash flows on debt securities	17,326

Ending credit loss amount as of December 31, 2014	$199,008

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity debt securities, and the amortized costs and estimated fair values of available-for-sale debt securities, at December 31, 2014, by contractual maturity. Mortgage-related securities held to maturity and available for sale, all of which have prepayment provisions, are distributed to a maturity category based on the ends of the estimated average lives of such securities. Principal and amortization prepayments are not shown in maturity categories as they occur, but are considered in the determination of estimated average life.

	At December 31, 2014
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$—	—%	$—	—%	$—
Due from one to five years	—	—	60,125	4.17	862	2.96	—	—	66,222
Due from five to ten years	3,210,182	3.22	2,575,864	2.70	—	—	47,338	3.14	5,957,938
Due after ten years	868,852	3.26	—	—	57,820	2.85	101,624	5.90	1,061,811

Total debt securities held to maturity	$4,079,034	3.23%	$2,635,989	2.73%	$58,682	2.85%	$148,962	5.02%	$7,085,971

Available-for-Sale Securities: (3)
Due within one year	$2	5.91%	$—	—%	$124	6.45%	$—	—%	$133
Due from one to five years	3,706	6.77	—	—	577	6.49	—	—	4,517
Due from five to ten years	3,188	3.78	—	—	140	6.66	—	—	3,565
Due after ten years	11,454	4.82	—	—	—	—	13,431	5.70	23,909

Total debt securities available for sale	$18,350	5.03%	$—	—%	$841	6.51%	$13,431	5.70%	$32,124

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $247,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2014:

At December 31, 2014	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Debt Securities:
GSE debentures	$—	$—	$2,204,399	$32,920	$2,204,399	$32,920
GSE certificates	—	—	242,909	3,838	242,909	3,838
GSE CMOs	—	—	72,209	711	72,209	711
Municipal bonds	13,735	195	43,058	832	56,793	1,027
Capital trust notes	—	—	25,019	11,168	25,019	11,168

Total temporarily impaired held-to-maturity debt securities	$13,735	$195	$2,587,594	$49,469	$2,601,329	$49,664

Temporarily Impaired Available-for-Sale Securities:
Debt Securities:
Private label CMOs	—	—	—	—	—	—
GSE CMOs	—	—	—	—	—	—
Capital trust notes	—	—	5,451	1,980	5,451	1,980

Total temporarily impaired available-for-sale debt securities	$—	$—	$5,451	$1,980	$5,451	$1,980
Equity securities	53,721	364	15,174	119	68,895	483

Total temporarily impaired available-for-sale securities	$53,721	$364	$20,625	$2,099	$74,346	$2,463

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of December 31, 2014, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of December 31, 2014.

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

The unrealized losses on the Company’s GSE mortgage-related securities, GSE municipal bonds, and GSE debentures at December 31, 2014 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. It is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2014.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other than temporarily impaired at December 31, 2014. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and thus result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and illiquidity in the financial markets.

At December 31, 2014, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at December 31, 2014 were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for each security in the portfolio, together with the severity and duration of impairment to date. Based on this evaluation, and its ability and intent to hold these investments for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider these investments to be other than temporarily impaired at December 31, 2014. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair values, or the failure of the securities to fully recover in value as presently forecasted by management. This potentially would cause the Company to record OTTI losses in future periods. Events that could trigger material declines in the fair values of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolios of the issuers in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuers.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2014 consisted of sixteen agency mortgage-backed securities, seventeen GSE debt securities, three GSE CMOs, five capital trust notes, two GSE municipal bonds, and one preferred stock security. At December 31, 2013, the investment securities designated as having a continuous loss position for twelve months or more consisted of six capital trust notes and one mortgage-backed security. At December 31, 2014 and December 31, 2013, the combined market value of the respective securities represented unrealized losses of $51.6 million and $10.7 million. At December 31, 2014, the fair value of securities having a continuous loss position for twelve months or more was 1.9% below the collective amortized cost of $2.7 billion. At December 31, 2013, the fair value of such securities was 19.9% below the collective amortized cost of $53.7 million.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2014 and 2013:

	December 31,
	2014		2013
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$23,831,846	72.21%	$20,699,927	69.41%
Commercial real estate	7,634,320	23.13	7,364,231	24.70
One-to-four family	138,915	0.42	560,730	1.88
Acquisition, development, and construction	258,116	0.78	344,100	1.15

Total mortgage loans held for investment	31,863,197	96.54	28,968,988	97.14

Other Loans:
Commercial and industrial	900,551	2.73	712,260	2.39
Lease financing, net of unearned income of $18,913 and $5,723	208,670	0.63	101,431	0.34

Total commercial and industrial loans	1,109,221	3.36	813,691	2.73

Other	31,943	0.10	39,036	0.13

Total other loans held for investment	1,141,164	3.46	852,727	2.86

Total non-covered loans held for investment	$33,004,361	100.00%	$29,821,715	100.00%

Net deferred loan origination costs	20,595		16,274
Allowance for losses on non-covered loans	(139,857)		(141,946)

Non-covered loans held for investment, net	$32,885,099		$29,696,043

Covered loans	2,428,622		2,788,618
Allowance for losses on covered loans	(45,481)		(64,069)

Covered loans, net	$2,383,141		$2,724,549
Loans held for sale	379,399		306,915

Total loans, net	$35,647,639		$32,727,507

Non-Covered Loans

Non-Covered Loans Held for Investment

The vast majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City that are rent-regulated and feature below-market rents. In addition, the Company originates commercial real estate (“CRE”) loans, most of which are collateralized by properties located in New York City and on Long Island.

The Company also originates one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and commercial and industrial (“C&I”) loans for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island, while one-to-four family loans are originated both within and beyond the markets served by the Company’s branch offices. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, “specialty finance loans and leases”) that are made to nationally recognized borrowers throughout the U.S. and are senior debt-secured; and other C&I loans, both secured and unsecured, that primarily are made to small and mid-size businesses in Metro New York. Such C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. Accordingly, borrowers are required to provide a guarantee of repayment and completion, and loan proceeds are disbursed as construction progresses, as certified by in-house or third-party engineers. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction or development; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property. The Company seeks to minimize these risks by maintaining conservative lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated (based, for example, on a downturn in the local economy or real estate market), the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in losses or delinquencies.

To minimize the risk involved in specialty finance lending and leasing, we participate in syndicated loans that are brought to us, and equipment loans and leases that are assigned to us, by a select group of nationally recognized sources who have had long-term relationships with our experienced lending officers. Our specialty finance loans and leases generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. Furthermore, each of our credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancelable lease. To further minimize the risk involved in specialty finance lending and leasing, we re-underwrite each transaction. In addition, we retain outside counsel to conduct a further review of the underlying documentation.

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

Included in non-covered loans held for investment at December 31, 2014 and 2013 were loans to non-officer directors of $129.5 million and $149.4 million, respectively.

Loans Held for Sale

The mortgage banking operation of the Community Bank was established in January 2010 to originate, aggregate, and service one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans which it typically sells to other financial institutions. The Company does not expect such loans to represent a material portion of the held-for-sale loans it originates. Included in the December 31, 2014 held-for-sale balance were $19.9 million of one-to-four family loans and $158.5 million of C&I loans that transferred from loans held for investment at fair value during the year. The Company also services mortgage loans for various third parties, primarily including GSEs. The unpaid principal balance of loans serviced for others was $22.4 billion and $21.5 billion at December 31, 2014 and 2013, respectively.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2014:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$464	$31,089	$—	$31,553	$23,800,293	$23,831,846
Commercial real estate	1,464	24,824	—	26,288	7,608,032	7,634,320
One-to-four family	3,086	11,032	—	14,118	124,797	138,915
Acquisition, development, and construction	—	654	—	654	257,462	258,116
Commercial and industrial(1)	530	8,382	—	8,912	1,100,309	1,109,221
Other	648	969	—	1,617	30,326	31,943

Total	$6,192	$76,950	$—	$83,142	$32,921,219	$33,004,361

(1)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2013:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$33,678	$58,395	$—	$92,073	$20,607,854	$20,699,927
Commercial real estate	1,854	24,550	—	26,404	7,337,827	7,364,231
One-to-four family	1,076	10,937	—	12,013	548,717	560,730
Acquisition, development, and construction	—	2,571	—	2,571	341,529	344,100
Commercial and industrial(1)	1	5,735	—	5,736	807,955	813,691
Other	480	1,349	—	1,829	37,207	39,036

Total	$37,089	$103,537	$—	$140,626	$29,681,089	$29,821,715

(1)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2014:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$23,777,569	$7,591,223	$127,883	$256,868	$31,753,543	$1,083,173	$30,974	$1,114,147
Special mention	6,798	9,123	—	—	15,921	17,032	—	17,032
Substandard	47,479	33,974	11,032	1,248	93,733	9,016	969	9,985
Doubtful	—	—	—	—	—	—	—	—

Total	$23,831,846	$7,634,320	$138,915	$258,116	$31,863,197	$1,109,221	$31,943	$1,141,164

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2013:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$20,527,460	$7,304,502	$554,132	$333,805	$28,719,899	$793,693	$37,688	$831,381
Special mention	73,549	25,407	—	7,400	106,356	13,036	—	13,036
Substandard	98,918	33,822	6,598	2,895	142,233	6,808	1,348	8,156
Doubtful	—	500	—	—	500	154	—	154

Total	$20,699,927	$7,364,231	$560,730	$344,100	$28,968,988	$813,691	$39,036	$852,727

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2014	2013	2012
Interest income that would have been recorded	$3,997	$5,156	$11,814
Interest income actually recorded	(3,017)	(2,721)	(5,506)

Interest income foregone	$980	$2,435	$6,308

Troubled Debt Restructurings

The Company is required to account for certain held-for-investment loan modifications and restructurings as troubled debt restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. A loan modified as a TDR generally is placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2014, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $39.4 million; loans on which forbearance agreements were reached amounted to $6.4 million.

The following table presents information regarding the Company’s TDRs as of December 31, 2014 and 2013:

	December 31,
	2014			2013
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$7,697	$17,879	$25,576	$10,083	$50,548	$60,631
Commercial real estate	8,139	9,939	18,078	2,198	15,626	17,824
One-to-four family	—	260	260	—	—	—
Acquisition, development, and construction	—	654	654	—	—	—
Commercial and industrial	—	1,195	1,195	1,129	758	1,887

Total	$15,836	$29,927	$45,763	$13,410	$66,932	$80,342

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2014 are summarized as follows:

	For the Twelve Months Ended December 31, 2014
(dollars in thousands)	Weighted Average Interest Rate
	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Multi-family	2	5.61%	5.61%	$—	$—
Commercial real estate	2	6.71	5.54	334	—
One-to-four family	1	5.75	4.27	18	22
Acquisition, development, and construction	2	7.00	7.00	—	—
Commercial and industrial	1	5.00	5.00	—	—

Total	8			$352	$22

In the twelve months ended December 31, 2013, the Company classified one CRE loan in the amount of $1.1 million, two C&I loans totaling $758,000, and one multi-family loan in the amount of $3.9 million as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the year.

At December 31, 2014 and 2013, none of the loans that had been modified as TDRs during the twelve months ended at those dates were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of December 31, 2014:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,212,442	91.1%
All other loans	216,180	8.9

Total covered loans	$2,428,622	100.0%

The Company refers to the loans acquired in the AmTrust and Desert Hills transactions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At December 31, 2014 and 2013, the unpaid principal balances of covered loans were $2.9 billion and $3.3 billion, respectively. The carrying values of such loans were $2.4 billion and $2.8 billion, respectively, at the corresponding dates.

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

In the twelve months ended December 31, 2014, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$796,993
Reclassification from non-accretable difference	380,171
Accretion	(140,141)

Balance at end of period	$1,037,023

In the preceding table, the line item “Reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent periodic evaluation, the underlying credit assumptions improved, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield. The effect of this increase was partially offset by the coupon rates on variable rate loans resetting lower, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Covered Loans 90 Days or More Past Due:
One-to-four family	$148,967	$201,425
Other loans	8,922	10,060

Total covered loans 90 days or more past due	$157,889	$211,485

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Covered Loans 30-89 Days Past Due:
One-to-four family	$37,680	$52,250
Other loans	4,016	5,679

Total covered loans 30-89 days past due	$41,696	$57,929

At December 31, 2014, the Company had $41.7 million of covered loans that were 30 to 89 days past due, and covered loans of $157.9 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.2 billion at December 30, 2014 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded a recovery for losses on covered loans of $18.6 million in the twelve months ended December 31, 2014. The recovery was largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and was partly offset by FDIC indemnification expense of $14.9 million recorded in non-interest income in the corresponding period. The Company recorded a provision for losses on covered loans of $12.8 million in the twelve months ended December 31, 2013. The provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and was partly offset by FDIC indemnification income of $10.2 million recorded in non-interest income in the corresponding period.

NOTE 6: ALLOWANCES FOR LOAN LOSSES

The following table provides additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2014:
Loans individually evaluated for impairment	$26	$—	$26
Loans collectively evaluated for impairment	122,590	17,241	139,831
Acquired loans with deteriorated credit quality	23,538	21,943	45,481

Total	$146,154	$39,184	$185,338

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2013:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	123,991	17,955	141,946
Acquired loans with deteriorated credit quality	56,705	7,364	64,069

Total	$180,696	$25,319	$206,015

The following table provides additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2014:
Loans individually evaluated for impairment	$81,574	$6,806	$88,380
Loans collectively evaluated for impairment	31,781,623	1,134,358	32,915,981
Acquired loans with deteriorated credit quality	2,227,572	201,050	2,428,622

Total	$34,090,769	$1,342,214	$35,432,983

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2013:
Loans individually evaluated for impairment	$109,389	$6,996	$116,385
Loans collectively evaluated for impairment	28,859,599	845,731	29,705,330
Acquired loans with deteriorated credit quality	2,545,522	243,096	2,788,618

Total	$31,514,510	$1,095,823	$32,610,333

Non-Covered Loans Held for Investment

The following table summarizes activity in the allowance for losses on non-covered loans held for investment for the twelve months ended December 31, 2014 and 2013:

	December 31,
	2014			2013
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$123,991	$17,955	$141,946	$124,085	$16,863	$140,948
Charge-offs	(2,780)	(5,296)	(8,076)	(18,265)	(7,092)	(25,357)
Recoveries	1,405	4,582	5,987	6,413	1,942	8,355
Provision for non-covered loan losses	—	—	—	11,758	6,242	18,000

Balance, end of period	$122,616	$17,241	$139,857	$123,991	$17,955	$141,946

Please see Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$45,383	$52,593	$—	$54,051	$1,636
Commercial real estate	30,370	32,460	—	29,935	1,629
One-to-four family	2,028	2,069	—	1,254	—
Acquisition, development, and construction	654	1,024	—	505	218
Commercial and industrial	6,806	12,155	—	7,749	307

Total impaired loans with no related allowance	$85,241	$100,301	$—	$93,494	$3,790

Impaired loans with an allowance recorded:
Multi-family	$3,139	$3,139	$26	$628	$72
Commercial real estate	—	—	—	490	—
One-to-four family	—	—	—	61	—
Acquisition, development, and construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total impaired loans with an allowance recorded	$3,139	$3,139	$26	$1,179	$72

Total impaired loans:
Multi-family	$48,522	$55,732	$26	$54,679	$1,708
Commercial real estate	30,370	32,460	—	30,425	1,629
One-to-four family	2,028	2,069	—	1,315	—
Acquisition, development, and construction	654	1,024	—	505	218
Commercial and industrial	6,806	12,155	—	7,749	307

Total impaired loans	$88,380	$103,440	$26	$94,673	$3,862

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2013:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$78,771	$94,265	$—	$117,208	$1,991
Commercial real estate	30,619	32,474	—	43,566	1,604
One-to-four family	—	—	—	3,611	89
Acquisition, development, and construction	—	—	—	275	—
Commercial and industrial	6,995	34,199	—	6,890	366

Total impaired loans with no related allowance	$116,385	$160,938	$—	$171,550	$4,050

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$2,442	$—
Commercial real estate	—	—	—	900	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total impaired loans with an allowance recorded	$—	$—	$—	$3,342	$—

Total impaired loans:
Multi-family	$78,771	$94,265	$—	$119,650	$1,991
Commercial real estate	30,619	32,474	—	44,466	1,604
One-to-four family	—	—	—	3,611	89
Acquisition, development, and construction	—	—	—	275	—
Commercial and industrial	6,995	34,199	—	6,890	366

Total impaired loans	$116,385	$160,938	$—	$174,892	$4,050

Allowance for Losses on Covered Loans

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the pools of loans. The Company records a provision for (recovery of) losses on covered loans to the extent that the expected cash flows from a loan pool have decreased or increased since the acquisition date.

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

If there is an increase in expected cash flows due to a decrease in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the increase in the present value of expected cash flows is recorded as a recovery of the prior-period impairment charged to earnings, and the allowance for covered loan losses is reduced. A related debit to non-interest income and a decrease in the FDIC loss share receivable is recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

The following table summarizes activity in the allowance for losses on covered loans for the years ended December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Balance, beginning of period	$64,069	$51,311
(Recovery of) provision for losses on covered loans	(18,588)	12,758

Balance, end of period	$45,481	$64,069

NOTE 7: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2014 and 2013:

	December 31,
	2014			2013
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate (1)	Amount	Percent of Total	Weighted Average Interest Rate (1)
NOW and money market accounts	$12,549,600	44.30%	0.37%	$10,536,947	41.06%	0.32%
Savings accounts	7,051,622	24.89	0.60	5,921,437	23.08	0.44
Certificates of deposit	6,420,598	22.67	1.15	6,932,096	27.01	1.16
Non-interest-bearing accounts	2,306,914	8.14	—	2,270,512	8.85	—

Total deposits	$28,328,734	100.00%	0.57%	$25,660,992	100.00%	0.54%

(1)	Excludes the effect of purchase accounting adjustments for certain certificates of deposits (“CDs”).

At December 31, 2014 and 2013, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $5.1 million and $4.7 million, respectively.

The scheduled maturities of CDs at December 31, 2014 were as follows:

(in thousands)
1 year or less	$4,974,122
More than 1 year through 2 years	983,295
More than 2 years through 3 years	309,268
More than 3 years through 4 years	88,410
More than 4 years through 5 years	34,766
Over 5 years	30,737

Total CDs	$6,420,598

The following table presents a summary of CDs in amounts of $100,000 or more, by remaining term to maturity, at December 31, 2014:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$628,443	$605,127	$1,336,910	$733,365	$3,303,845

At December 31, 2013, the aggregate amount of CDs of $100,000 or more was $3.4 billion.

Included in total deposits at December 31, 2014 and 2013 were brokered deposits of $4.0 billion and $4.1 billion, respectively. Excluding purchase accounting adjustments, brokered deposits had weighted average interest rates of 0.21% and 0.24% at the respective year-ends. Brokered money market accounts represented $2.6 billion and $3.6 billion, respectively, of the year-end 2014 and 2013 totals, and brokered non-interest-bearing accounts represented $1.4 billion and $260.5 million, respectively. Brokered CDs represented $3.5 million and $212.1 million, respectively, of brokered deposits at December 31, 2014 and 2013.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Wholesale borrowings:
FHLB advances	$10,183,132	$10,872,576
Repurchase agreements	3,425,000	3,425,000
Federal funds purchased	260,000	445,000

Total wholesale borrowings	$13,868,132	$14,742,576

Other borrowings:
Junior subordinated debentures	$358,355	$358,126
Preferred stock of subsidiaries	—	4,300

Total other borrowings	$358,355	$362,426

Total borrowed funds	$14,226,487	$15,105,002

FHLB advances at December 31, 2014 include acquisition accounting adjustments of $12.9 million.

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition, and amounted to $38.1 million and $38.8 million, respectively, at December 31, 2014 and 2013.

FHLB Advances

At December 31, 2014, the contractual maturities and the next call dates of FHLB advances outstanding were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2015	$2,888,875	0.54%	$5,761,734	1.80%
2016	—	—	900,000	3.01
2017	627,772	3.02	3,520,312	3.35
2018	930,955	3.04	868	2.82
2019	1,865,000	3.15	—	—
2020	650,000	2.90	—	—
2022	1,410,000	3.41	—	—
2023	1,810,312	3.34	—	—
2025	218	7.82	218	7.82

Total FHLB advances	$10,183,132	2.44%	$10,183,132	2.44%

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2014, the Company had $2.3 billion in short-term FHLB advances with a weighted average interest rate of 0.36%. During 2014, the average balance of short-term FHLB advances was $2.6 billion, with a weighted average interest rate of 0.37%, generating interest expense of $9.8 million. At December 31, 2013, the Company had $3.1 billion in short-term FHLB advances with a weighted average interest rate of 0.38%. During 2013, the average balance of short-term FHLB advances was $1.4 billion with a weighted average interest rate of 0.38%, generating interest expense of $5.2 million.

At December 31, 2014 and 2013, respectively, the Banks had combined unused lines of available credit with the FHLB-NY of up to $7.9 billion and $5.4 billion. At December 31, 2014 and 2013, respectively, the Company had $388.2 million and $146.1 million outstanding in overnight advances with the FHLB-NY. During 2014, the average balance of overnight advances amounted to $245.3 million with a weighted average interest rate of 0.37%, generating interest expense of $895,000.

During 2013, the average balance of overnight advances amounted to $106.3 million with a weighted average interest rate of 0.38%, generating interest expense of $400,000. During 2012, the average balance of overnight advances amounted to $29.2 million and had a weighted average interest rate of 0.38%, generating interest expense of $111,000.

Total FHLB advances generated interest expense of $255.2 million, $252.6 million, and $311.8 million, respectively, in the years ended December 31, 2014, 2013, and 2012.

Repurchase Agreements

The following table presents an analysis of the contractual maturities and the next call dates of the Company’s outstanding repurchase agreements at December 31, 2014:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2015	$100,000	2.18%	$2,200,000	3.45%
2016	182,000	3.26	595,000	3.54
2017	350,000	3.92	380,000	3.14
2018	1,600,000	3.48	250,000	3.23
2019	100,000	3.67	—	—
2020	513,000	3.32	—	—
2023	580,000	3.24	—	—

	$3,425,000	3.41%	$3,425,000	3.41%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2014:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 90 days	$3,425,000	3.41%	$2,621,760	$2,727,437	$1,220,701	$1,210,308

The Company had no short-term repurchase agreements outstanding at or during the years ended December 31, 2014, 2013, or 2012.

At December 31, 2014 and 2013, the accrued interest on repurchase agreements amounted to $11.8 million and $11.9 million, respectively. The interest expense on repurchase agreements was $119.3 million, $129.6 million, and $148.3 million, respectively, in the years ended December 31, 2014, 2013, and 2012.

Federal Funds Purchased

At December 31, 2014 and 2013, the balance of federal funds purchased was $260.0 million and $445.0 million, respectively.

In 2014 and 2013, the average balances of federal funds purchased amounted to $430.1 million and $85.8 million, respectively, with weighted average interest rates of 0.25% and 0.27%. The interest expense produced by federal funds purchased was $1.1 million and $230,000, respectively, for the years ended December 31, 2014 and 2013.

Junior Subordinated Debentures

At December 31, 2014 and 2013, the Company had $358.4 million and $358.1 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. The capital securities qualified as Tier 1 capital of the Company at those dates. However, with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the qualification of capital securities as Tier 1 capital will be phased out by January 1, 2016.

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

The following junior subordinated debentures were outstanding at December 31, 2014:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,429	$138,078	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.841	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.491	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.907	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,355	$345,578

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statement of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2014, this discount totaled $67.3 million, reflecting the exchange offer described below.

On July 29, 2009, the Company announced the commencement of an offer to exchange shares of its common stock for any and all of the 5,498,544 outstanding BONUSES units (the “Offer to Exchange”). All holders of BONUSES units were eligible to participate in the exchange offer. A total of 1,393,063 BONUSES units were validly tendered, not withdrawn, and accepted in the exchange offer, representing 25.3% of the 5,498,544 BONUSES units outstanding at the exchange offer’s expiration date. As a result, trust preferred securities totaling $48.6 million were extinguished in August 2009. In accordance with the terms of the Offer to Exchange, the Company issued 3.4144 shares of its common stock for each BONUSES unit that was tendered, not withdrawn, and accepted. The Company issued 4.8 million shares of its common stock as a result of the Offer to Exchange.

In addition, the Company has three business trusts of which it owns all of the common securities (New York Community Capital Trust X, PennFed Capital Trust III, and New York Community Capital Trust XI) which were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding

Solely Junior Subordinated Debentures (collectively, the “Capital Securities”), and are described in the table on the preceding page. Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2014, all dividends were current. As each of the Capital Securities was issued, the Trusts used the offering proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) of the Company. The Debentures bear the same terms and interest rates as the related Capital Securities. The Company has fully and unconditionally guaranteed all of the obligations of the Trusts. Under current applicable regulatory guidelines, a portion of the Capital Securities qualifies as Tier I capital, and the remainder qualifies as Tier II capital.

Interest expense on junior subordinated debentures was $17.2 million, $17.3 million, and $25.0 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax liability at December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Deferred Tax Assets:
Allowance for loan losses	$74,508	$82,872
Compensation and related benefit obligations	29,876	24,585
Acquisition accounting and fair value adjustments on securities (including OTTI)	89	30,356
Acquisition accounting adjustments on borrowed funds	5,203	7,609
Non-accrual interest	7,917	11,550
Other	11,752	10,228

Gross deferred tax assets	129,345	167,200
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$129,345	$167,200

Deferred Tax Liabilities:
Amortizable intangibles	$(1,967)	$(3,753)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	(18,336)	(35,459)
Mortgage servicing rights	(47,966)	(61,694)
Premises and equipment	(22,714)	(24,015)
Prepaid pension cost	(26,607)	(33,551)
Restructuring and retirement of borrowed funds	(3,111)	(3,883)
Leases	(24,117)	(5,217)
Other	(4,793)	(5,439)

Gross deferred tax liabilities	$(149,611)	$(173,011)

Net deferred tax liability	$(20,266)	$(5,811)

The net deferred tax liability, which is included in “Other liabilities” in the Consolidated Statements of Condition at December 31, 2014 and 2013, represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balance.

The Company has determined that all deductible temporary differences at December 31, 2014 are more likely than not to provide a benefit in reducing future federal, state, and local tax liabilities, as applicable.

The following table summarizes the Company’s income tax expense for the years ended December 31, 2014, 2013, and 2012:

	December 31,
(in thousands)	2014	2013	2012
Federal – current	$207,864	$205,985	$206,748
State and local – current	53,654	40,417	30,070

Total current	261,518	246,402	236,818

Federal – deferred	23,814	20,734	34,275
State and local – deferred	2,337	4,443	8,710

Total deferred	26,151	25,177	42,985

Income tax expense reported in net income	$287,669	$271,579	$279,803
Income tax expense (benefit) reported in stockholders’ equity related to:
Adoption of ASU No. 2014-01	1,303	—	—
Securities available-for-sale	1,851	(8,343)	7,672
Employee stock plans	(3,225)	(1,692)	(589)
Pension liability adjustments	(14,992)	20,116	(807)
Non-credit portion of OTTI losses	142	5,028	65

Total income taxes	$272,748	$286,688	$286,144

The following table presents a reconciliation of statutory federal income tax expense to combined actual income tax expense for the years ended December 31, 2014, 2013, and 2012:

	December 31,
(in thousands)	2014	2013	2012
Statutory federal income tax expense at 35%	$270,573	$261,494	$273,318
State and local income taxes, net of federal income tax effect	36,394	29,159	25,207
Effect of tax deductibility of ESOP	(7,297)	(7,153)	(6,910)
Non-taxable income and expense of BOLI	(9,415)	(10,381)	(10,578)
Federal tax credits	(1,820)	(3,111)	(2,083)
Adjustments relating to prior tax years	(1,166)	150	86
Other, net	400	1,421	763

Total income tax expense	$287,669	$271,579	$279,803

The Company invests in affordable housing projects through limited partnerships which generate federal Low Income Housing Tax Credits. At December 31, 2014, the balance of these investments was $37.8 million and is included in “Other assets” in the Consolidated Statements of Condition. This balance includes commitments of $21.7 million, which are expected to be funded over the next four years. The Company elected to early adopt ASU No. 2014-01, effective January 1, 2014, and to apply the proportional amortization method to these investments. Retrospective application of the new accounting guidance would not result in a material change to the prior-period presentations. Furthermore, the balance in retained earnings as of January 1, 2014 was reduced by $1.3 million to reflect the reduction of deferred tax assets relating to these investments. For a further discussion, please see Note 1, “Organization and Basis of Presentation.” Recognized in the determination of income tax expense from operations for the year ended December 31, 2014 was $3.9 million of affordable housing tax credits and other tax benefits, and an offsetting $2.9 million for the amortization of the related investments. For the years ended December 31, 2014, 2013, and 2012, the Company did not recognize any impairment losses relating to these investments. In addition, none of these investments are accounted for under the “equity method.”

On March 31, 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. While most of the provisions of this legislation are effective for fiscal years beginning in 2015, certain impacts of this tax law change were recognized by the Company in the year ended December 31, 2014. As a result, income tax expense reported in 2014 net income was increased by $3.5 million.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return.

As of December 31, 2014, the Company had $24.8 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts.

The total amount of net unrecognized tax benefits at December 31, 2014 that would have affected the effective tax rate, if recognized, was $16.1 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2014, 2013, and 2012, the Company recognized income tax expense attributed to interest and penalties of $700,000, $900,000, and $1.0 million, respectively. Accrued interest and penalties on tax liabilities were $3.4 million and $2.2 million, respectively, at December 31, 2014 and 2013.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2014, 2013, and 2012:

	December 31,
(in thousands)	2014	2013	2012
Uncertain tax positions at beginning of year	$20,250	$24,220	$8,922
Additions for tax positions relating to current-year operations	3,515	2,436	4,365
Additions for tax positions relating to prior tax years	1,819	6,218	11,890
Subtractions for tax positions relating to prior tax years	(929)	(3,641)	(457)
Reductions in balance due to settlements	124	(8,983)	(500)

Uncertain tax positions at end of year	$24,779	$20,250	$24,220

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings for tax years 2011 through the present;

•	New York State tax filings for tax years 2010 through the present;

•	New York City tax filings for tax years 2011 through the present; and

•	New Jersey tax filings for tax years 2012 through the present.

In addition, while the Company and some of its subsidiaries are currently under examination by certain other states, their presence and tax exposure in those states are not significant.

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

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2014, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related net federal deferred tax liability of $21.5 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements. At December 31, 2014 and 2013, the Company had pledged mortgage-related securities held to maturity with a carrying value of $2.9 billion at both dates. The Company also had pledged other securities held to maturity with a carrying value of $1.7 billion at December 31, 2014 and a carrying value of $2.1 billion at the prior year end. In addition, at December 31, 2014 and 2013, the Company had pledged available-for-sale mortgage-related securities with carrying values of $11.4 million and $79.9 million, respectively.

Loan Commitments and Letters of Credit

At December 31, 2014 and 2013, the Company had commitments to originate loans, including unused lines of credit, of $2.6 billion and $2.1 billion, respectively. The majority of the outstanding loan commitments at December 31, 2014 and 2013 had adjustable interest rates, and were expected to close within 90 days.

The following table sets forth the Company’s off-balance sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2014:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$1,018,223
One-to-four family	495,854
Acquisition, development, and construction	301,763

Total mortgage loan commitments	$1,815,840
Other loan commitments	734,326

Total loan commitments	$2,550,166
Commercial, performance stand-by, and financial stand-by letters of credit	200,983

Total commitments	$2,751,149

Lease Commitments

At December 31, 2014, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rents, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2015	$27,381
2016	26,511
2017	23,631
2018	18,729
2019 and thereafter	62,269

Total minimum future rentals	$158,521

The rental expense under these leases is included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $35.2 million, $33.7 million, and $32.5 million, respectively, in the years ended December 31, 2014, 2013, and 2012. Rental income on Company-owned properties, netted in occupancy and equipment expense, was approximately $3.6 million, $3.9 million, and $3.4 million in the corresponding periods. There was no minimum future rental income under non-cancelable sublease agreements at December 31, 2014.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2014:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$28,144	$21,827	$49,971	$112,022
Performance stand-by letters of credit	9,901	—	9,901	9,885
Commercial letters of credit	13,832	198	14,030	79,076

Total letters of credit	$51,877	$22,025	$73,902	$200,983

The maximum potential amount of future payments represents the notional amounts that could be funded under the guarantees and indemnifications if there were a total default by the guaranteed parties or if indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions, or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability, and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of financial stand-by, performance stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that it has sold or otherwise transferred to a third party. Also outstanding at December 31, 2014 were $191,000 of bankers’ acceptances.

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

Visa claims that all Visa U.S.A. member banks are obligated to share with it in losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa continues to set aside amounts in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and reduced the amount of shares allocated to the Visa U.S.A. member banks by amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Company has a $423,000 liability based on its best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both settled and pending litigation in which Visa is involved.

Derivative Financial Instruments

The Company uses various financial instruments, including derivatives, in connection with its strategies to mitigate or reduce price risk resulting from changes in interest rates. The Company’s derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options, and relate to mortgage banking operations, MSRs, and other risk management activities. These instruments vary in scope based on the level and volatility of interest rates, the type of assets held, and other changing market conditions. Please see Note 15, “Derivative Financial Instruments” for further information about our use of derivative financial instruments.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There were no changes in the carrying amount of goodwill during the years ended December 31, 2014 and 2013. Goodwill totaled $2.4 billion at both of these dates.

Core Deposit Intangibles

As previously noted, the Company has CDI stemming from various business combinations with other banks and thrifts. CDI is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2014, 2013, or 2012. If an impairment loss is determined to exist in the future, the loss will be recorded in “Non-interest expense” in the Consolidated Statements of Income and Comprehensive Income for the period in which such impairment is identified.

Analysis of Core Deposit Intangibles

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI as of December 31, 2014:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$234,364	$(226,421)	$7,943

For the year ended December 31, 2014, amortization expenses related to CDI totaled $8.3 million. The Company assessed the useful lives of its intangible assets at December 31, 2014 and deemed them to be appropriate. There were no impairment losses recorded for the years ended December 31, 2014, 2013, or 2012.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI:

(in thousands)	Core Deposit Intangibles
2015	$5,345
2016	2,391
2017	207

Total remaining intangible assets	$7,943

Mortgage Servicing Rights

The Company had MSRs of $227.3 million and $241.0 million, respectively, at December 31, 2014 and 2013, with both balances consisting entirely of residential MSRs.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows. The Company estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company reassesses, and periodically adjusts, the underlying inputs and assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset.

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

Up to and including the third quarter of 2013, the Company had securitized MSRs in addition to residential MSRs. Securitized MSRs were carried at the lower of the initial carrying value, adjusted for amortization, or fair value, and were amortized in proportion to, and over the period of, estimated net servicing income. Such MSRs were periodically evaluated for impairment, based on the difference between their carrying amount and their current fair value. If it was determined that impairment existed, the resultant loss was charged to earnings. Reflecting amortization, the Company had no securitized MSRs at December 31, 2014 and 2013.

The following table sets forth the changes in the balances of residential and securitized MSRs for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014		2013
(in thousands)	Residential	Securitized	Residential	Securitized
Carrying value, beginning of year	$241,018	$—	$144,520	$193
Additions	34,821	—	80,799	—
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	7,377	—	70,218	—
Due to other changes (1)	(55,919)	—	(54,519)	—
Amortization	—	—	—	(193)

Carrying value, end of period	$227,297	$—	$241,018	$—

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	December 31,
	2014	2013
Expected Weighted Average Life	83 months	93 months
Constant Prepayment Speed	9.3%	8.3%
Discount Rate	10.0	10.5
Primary Mortgage Rate to Refinance	4.0	4.5
Cost to Service (per loan per year):
Current	$ 63	$ 53
30-59 days or less delinquent	213	103
60-89 days delinquent	313	203
90-119 days delinquent	413	303
120 days or more delinquent	563	553

NOTE 12: EMPLOYEE BENEFITS

Retirement Plans

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged together and renamed the “New York Community Bancorp Retirement Plan” (the “Retirement Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the Retirement Plan on September 30, 2004. The pension plan for employees of the former Atlantic Bank of New York was merged into the Retirement Plan on March 31, 2008. The Retirement Plan covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the individual plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date. The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in thousands)	2014	2013
Change in Benefit Obligation:
Benefit obligation at beginning of year	$126,841	$142,614
Interest cost	5,895	5,455
Actuarial loss (gain)	31,544	(13,393)
Annuity payments	(5,827)	(6,300)
Settlements	(1,392)	(1,535)

Benefit obligation at end of year	$157,061	$126,841

Change in Plan Assets:
Fair value of assets at beginning of year	$219,330	$187,623
Actual return on plan assets	10,879	39,542
Contributions	—	—
Annuity payments	(5,827)	(6,300)
Settlements	(1,392)	(1,535)

Fair value of assets at end of year	$222,990	$219,330

Funded status (included in “Other assets”)	$65,929	$92,489

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(3,289)	(9,406)
Net actuarial loss (gain) arising during the year	40,100	(36,346)

Total recognized in other comprehensive loss for the year (pre-tax)	$36,811	$(45,752)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	83,938	47,127

Total accumulated other comprehensive loss (pre-tax)	$83,938	$47,127

The decrease in the actuarial loss (gain) in the preceding table reflects a decline in market discount rates and an update to mortality assumptions to reflect new standard mortality tables released by the Society of Actuaries in October 2014.

In 2015, an estimated $8.2 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2014 was $3.3 million. No prior service cost will be amortized in 2015 and none was amortized in 2014. The discount rates used to determine the benefit obligation at December 31, 2014 and 2013 were 4.0% and 4.8%, respectively.

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

The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Components of net periodic pension (credit) expense:
Interest cost	$5,895	$5,455	$5,885
Expected return on plan assets	(19,435)	(16,588)	(13,256)
Amortization of net actuarial loss	3,289	9,406	9,737

Net periodic pension (credit) expense	$(10,251)	$(1,727)	$2,366

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.8%	3.9%	4.5%
Expected rate of return on plan assets	9.0	9.0	9.0

As of December 31, 2014, Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”, formerly known as “RSI Retirement Trust”), a private placement investment fund.

The Company (in this context, the “Plan Sponsor”) chooses the specific asset allocation for the Retirement Plan within the parameters set forth in the Trust’s Investment Policy Statement. The long-term investment objectives are to maintain the Retirement Plan’s assets at a level that will sufficiently cover the Plan Sponsor’s long-term obligations, and to generate a return on those assets that will meet or exceed the rate at which the Plan Sponsor’s long-term obligations will grow.

The Retirement Plan allocates its assets in accordance with the following targets:

•

To hold 60% of its assets in equity securities via investment in the Trust’s Long-Term Growth—Equity (“LTGE”) Portfolio, a diversified portfolio that invests in a number of actively and passively managed equity mutual funds and collective trusts in order to diversify within U.S. and non-U.S. equity markets;

•

To hold 39% of its assets in intermediate-term investment-grade bonds via investment in the Trust’s Long-Term Growth—Fixed Income (“LTGFI”) Portfolio, a diversified portfolio that invests in a number of fixed-income mutual funds and collective investment trusts, primarily including intermediate-term bond funds with a focus on U.S. investment grade securities and opportunistic allocations to below-investment grade and non-U.S. investments; and

•	To hold 1% of its assets in a cash-equivalent portfolio for liquidity purposes.

In addition, the Retirement Plan holds Company shares, the value of which is roughly equal to 10% of the assets that are held by the Trust.

The LTGE and LTGFI portfolios are designed to provide long-term growth of equity and fixed-income assets with the objective of achieving an investment return in excess of the cost of funding the active life, deferred vested, and all 30-year term and longer obligations of retired lives in the Trust. Risk and volatility are further managed in accordance with the distinct investment objectives of the Trust’s respective portfolios.

The following table presents information about the investments held by the Retirement Plan as of December 31, 2014:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$22,216	$—	$22,216	$—
Large-cap growth (2)	22,061	—	22,061	—
Large-cap core (3)	15,652	—	15,652	—
Mid-cap value (4)	5,344	—	5,344	—
Mid-cap growth (5)	5,363	—	5,363	—
Mid-cap core (6)	5,126	—	5,126	—
Small-cap value (7)	3,746	—	3,746	—
Small-cap growth (8)	3,724	—	3,724	—
Small-cap core (9)	7,500	—	7,500	—
International equity (10)	30,031	—	30,031	—
Fixed Income Funds:
Intermediate duration (11)	73,245	—	73,245	—
Equity Securities:
Company common stock	24,115	24,115	—	—
Cash Equivalents:
Money market *	4,867	916	3,951	—

	$222,990	$25,031	$197,959	$—

*	Includes cash equivalents investments in equity and fixed income strategies.

(1)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(2)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category employs an indexing investment approach designed to track the performance of the CRSP U.S. Mid-Cap Value Index.
(5)	This category employs an indexing investment approach designed to track the performance of the CRSP U.S. Mid-Cap Growth Index.
(6)	This category seeks to track the performance of the S&P MidCap 400 Index.
(7)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(8)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
(9)	This category consists of an index fund designed to track the Russell 2000, along with a fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest U.S. company.
(10)	This category has investments in medium to large non-U.S. companies, including high-quality, durable growth companies and companies based in countries with stable economic and political systems. A portion of this category consists of an index fund designed to track the MSC ACWI ex-U.S. Net Dividend Return Index.
(11)	This category consists of three funds. The first is a diversified portfolio of high-quality bonds and other fixed-income securities, including U.S. Government obligations, mortgage-related and asset backed securities, corporate and municipal bonds, CMOs, and other securities rated Baa or better. The second fund emphasizes a more globally diversified portfolio of higher-quality, intermediate-term bonds. The third fund seeks to track the Barclays Capital U.S. Corporate A or Better 5-20 Year, Bullets-only Index.

Current Asset Allocation

The asset allocations for the Retirement Plan as of December 31, 2014 and 2013 were as follows:

	At December 31,
	2014	2013
Equity securities	65%	72%
Debt securities	33	28
Cash equivalents	2	—

Total	100%	100%

Determination of Long-Term Rate of Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6%-9% and 3%-5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges. When these overall return expectations are applied to the Retirement Plan’s target allocation, the result is an expected rate of return of 5% to 8%.

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2015.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in thousands)
2015	$7,139
2016	7,205
2017	7,284
2018	7,394
2019	7,595
2020 and thereafter	40,101

Total	$76,718

Qualified Savings Plan

The Company maintains a defined contribution qualified savings plan (the “Savings Plan”) in which all full-time employees are able to participate after one year of service and having attained age 21. No matching contributions are made by the Company to this plan.

Post-Retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance (the “Health & Welfare Plan”) to retired employees, depending on age and years of service at the time of retirement. The costs of such benefits are accrued during the years that an employee renders the necessary service.

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$18,322	$20,319
Service cost	4	4
Interest cost	759	683
Actuarial loss (gain)	238	(1,972)
Premiums and claims paid	(948)	(712)

Benefit obligation at end of year	$18,375	$18,322

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	948	712
Premiums and claims paid	(948)	(712)

Fair value of assets at end of year	$—	$—

Funded status (included in “Other liabilities”)	$(18,375)	$(18,322)

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(474)	(657)
Net actuarial loss (gain) arising during the year	238	(1,972)

Total recognized in other comprehensive loss for the year (pre-tax)	$13	$(2,380)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(1,782)	$(2,031)
Actuarial loss, net	7,400	7,636

Total accumulated other comprehensive loss (pre-tax)	$5,618	$5,605

The discount rates used in the preceding table were 4.0% and 4.3%, respectively, at December 31, 2014 and 2013.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost over the next fiscal year are $383,000 and $249,000, respectively.

The following table indicates the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2014	2013	2012
Components of Net Periodic Benefit Cost:
Service cost	$4	$4	$7
Interest cost	759	683	641
Amortization of past-service liability	(249)	(249)	(249)
Amortization of net actuarial loss	474	657	505

Net periodic benefit cost	$988	$1,095	$904

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.3%	3.5%	3.9%
Current medical trend rate	7.0	7.5	8.0
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2018	2018	2018

Had the assumed medical trend rate at December 31, 2014 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $890,000, and the aggregate of the benefits earned and the interest components of 2014 net post-retirement benefit cost would each have increased by $33,000. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2014 would have declined by $750,000, and the aggregate of the benefits earned and the interest components of 2014 net post-retirement benefit cost would each have declined by $28,000.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan are used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.3 million to the Health & Welfare Plan to pay premiums and claims for the fiscal year ending December 31, 2015.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2015	$1,310
2016	1,300
2017	1,284
2018	1,263
2019	1,233
2020 and thereafter	5,751

Total	$12,141

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

In 2014, 2013, and 2012, the Company allocated 560,228; 505,354; and 644,007 shares, respectively, to participants in the ESOP. For the years ended December 31, 2014, 2013, and 2012, the Company recorded ESOP-related compensation expense of $8.8 million, $8.5 million, and $8.4 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,560,294 and 1,464,641 shares at December 31, 2014 and 2013, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition. The Company recorded no SERP-related compensation expense in 2014, 2013, or 2012.

Stock Incentive and Stock Option Plans

At December 31, 2014, the Company had a total of 14,480,253 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the

2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,377,498 shares of restricted stock during the twelve months ended December 31, 2014, with an average fair value of $16.79 per share on the date of grant. During 2013 and 2012, the Company granted 2,327,522, shares and 2,040,425 shares, respectively, of restricted stock. The respective shares had average fair values of $13.64, and $12.78 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2014, 2013, and 2012 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $27.5 million, $22.2 million, and $20.7 million, respectively, for the years ended December 31, 2014, 2013, and 2012.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2014:

	For the Year Ended December 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,043,642	$14.27
Granted	2,377,498	16.79
Vested	(1,494,531)	14.44
Cancelled	(124,200)	15.30

Unvested at end of year	5,802,409	15.24

As of December 31, 2014, unrecognized compensation cost relating to unvested restricted stock totaled $65.9 million. This amount will be recognized over a remaining weighted average period of 3.1 years.

In addition, the Company had the following stock option plans at December 31, 2014: the 1998 Richmond County Financial Corp. Stock Compensation Plan; the 1998 Long Island Financial Corp. Stock Option Plan; and the 2004 Synergy Financial Group Stock Option Plans (all plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during 2014, 2013 or 2012, the Company did not record any compensation and benefits expense relating to stock options during those years.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2014, 2013, and 2012, respectively, there were 58,560; 126,821; and 2,641,344 stock options outstanding. There were no shares available for future issuance under the Stock Option Plans at December 31, 2014.

The status of the Stock Option Plans at December 31, 2014, and the changes that occurred during the year ended at that date, are summarized below:

	For the Year Ended December 31, 2014
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	126,821	$15.21
Exercised	(42,214)	12.69
Expired/forfeited	(26,047)	12.94

Stock options outstanding, end of year	58,560	18.04
Options exercisable at year-end	58,560	18.04

The intrinsic value of stock options outstanding and exercisable at December 31, 2014 was $0. The intrinsic values of options exercised during the twelve months ended December 31, 2014 and 2013 were $132,000 and $106,000, respectively. There were no stock options exercised during the twelve months ended December 31, 2012.

NOTE 14: FAIR VALUE MEASUREMENTS

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014 and 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$19,700	$—	$—	$19,700
GSE CMOs	—	—	—	—	—
Private label CMOs	—	—	—	—	—

Total mortgage-related securities	$—	$19,700	$—	$—	$19,700

Other Securities Available for Sale:
Municipal bonds	$—	$942	$—	$—	$942
Capital trust notes	—	11,482	—	—	11,482
Preferred stock	95,051	27,960	—	—	123,011
Common stock	16,984	1,664	—	—	18,648

Total other securities	$112,035	$42,048	$—	$—	$154,083

Total securities available for sale	$112,035	$61,748	$—	$—	$173,783

Other Assets:
Loans held for sale	$—	$379,399	$—	$—	$379,399
Mortgage servicing rights	—	—	227,297	—	227,297
Interest rate lock commitments	—	—	4,397	—	4,397
Derivative assets-other(2)	2,655	8,429	—	(7,198)	3,886
Liabilities:
Derivative liabilities	$(346)	$(7,862)	$—	$7,696	$(512)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.6 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$25,200	$—	$—	$25,200
GSE CMOs	—	60,819	—	—	60,819
Private label CMOs	—	10,202	—	—	10,202

Total mortgage-related securities	$—	$96,221	$—	$—	$96,221

Other Securities Available for Sale:
Municipal bonds	$—	$1,026	$—	$—	$1,026
Capital trust notes	—	11,798	—	—	11,798
Preferred stock	89,942	26,297	—	—	116,239
Common stock	52,740	2,714	—	—	55,454

Total other securities	$142,682	$41,835	$—	$—	$184,517

Total securities available for sale	$142,682	$138,056	$—	$—	$280,738

Other Assets:
Loans held for sale	$—	$306,915	$—	$—	$306,915
Mortgage servicing rights	—	—	241,018	—	241,018
Interest rate lock commitments	—	—	258	—	258
Derivative assets-other(2)	1,267	5,155	—	(4,848)	1,574
Liabilities:
Derivative liabilities	$(590)	$(7,422)	$—	$7,624	$(388)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.3 million to purchase Treasury options.

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

The fair values of IRLCs for residential mortgage loans that the Company intends to sell are based on internally developed models. The key model inputs primarily include the sum of the value of the forward commitment based on the loans’ expected settlement dates and the projected values of the MSRs, loan level price adjustment factors, and historical IRLC closing ratios. The closing ratio is computed by the Company’s mortgage banking operation and is periodically reviewed by management for reasonableness. Such derivatives are classified as Level 3.

While the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at a reporting date.

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at December 31, 2014. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	December 31,
	2014			2013
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$201,012	$194,692	$6,320	$306,915	$303,805	$3,110

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Twelve Months Ended December 31,
(in thousands)	2014	2013	2012
Loans held for sale	$11,681	$(10,260)	$102,642
Mortgage servicing rights	(48,542)	15,699	(88,303)

Total (loss) gain	$(36,861)	$5,439	$14,339

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the twelve months ended December 31, 2014 and 2013, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2014	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2014
		Income/ Loss	Comprehensive (Loss) Income
Mortgage servicing rights	$241,018	$(48,542)	$—	$34,821	$—	$—	$227,297	$7,377
Interest rate lock commitments	258	4,139	—	—	—	—	4,397	4,397

(in thousands)	Fair Value January 1, 2013	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2013	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2013
		Income/ Loss	Comprehensive (Loss) Income
Available-for-sale capital securities	$18,569	$—	$—	$—	$(18,569)	$—	$—	$—
Mortgage servicing rights	144,520	15,699	—	80,799	—	—	241,018	70,218
Interest rate lock commitments	21,446	(21,188)	—	—	—	—	258	258

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Level 3 during the twelve months ended December 31, 2014 or 2013. During the twelve months ended December 31, 2013, the Company transferred certain preferred stock to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the twelve months ended December 31, 2013.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Dec. 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage Servicing Rights	$227,297	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	9.30%
			Weighted Average Discount Rate	10.00
Interest Rate Lock Commitments	4,397	Discounted Cash Flow	Weighted Average Closing Ratio	76.81

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$23,366	$23,366
Other assets (1)	—	15,916	—	15,916

Total	$—	$15,916	$23,366	$39,282

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$—	$—	$47,535	$47,535
Other assets (1)	—	19,810	—	19,810

Total	$—	$19,810	$47,535	$67,345

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2014 and 2013:

	December 31, 2014
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$564,150	$564,150	$564,150		$—		$—
Securities held to maturity	6,922,667	7,085,971	—		7,084,959		1,012
FHLB stock(1)	515,327	515,327	—		515,327		—
Loans, net	35,647,639	36,167,980	—		—		36,167,980
Financial Liabilities:
Deposits	$28,328,734	$28,377,897	$21,908,136	(2)	$6,469,761	(3)	$—
Borrowed funds	14,226,487	15,140,171	—		15,140,171		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2013
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$644,550	$644,550	$644,550		$—		$—
Securities held to maturity	7,670,282	7,445,244	—		7,438,091		7,153
FHLB stock(1)	561,390	561,390	—		561,390		—
Loans, net	32,727,507	32,628,361	—		—		32,628,361
Financial Liabilities:
Deposits	$25,660,992	$25,712,388	$18,728,896	(2)	$6,983,492	(3)	$—
Borrowed funds	15,105,002	16,058,931	—		16,058,931		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

The methods used to estimate the fair values of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with any other company.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2014 and 2013.

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

In accordance with the applicable accounting guidance, the Company takes into account the impact of collateral and master netting agreements that allow it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Statements of Financial Condition could reflect derivative contracts with negative fair values that are included in derivative assets, and contracts with positive fair values that are included in derivative liabilities.

The Company held derivatives with a notional amount of $3.4 billion at December 31, 2014. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

The Company uses various financial instruments, including derivatives, in connection with its strategies to reduce pricing risk resulting from changes in interest rates. Derivative instruments may include IRLCs entered into with borrowers or correspondents/brokers to acquire agency-conforming fixed and adjustable rate residential mortgage loans that will be held for sale, as well as Treasury options and Eurodollar futures.

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

To manage the price risk associated with fixed-rate non-conforming mortgage loans, the Company generally enters into forward contracts on mortgage-backed securities or forward commitments to sell loans to approved investors. Short positions in Eurodollar futures contracts are used to manage price risk on adjustable rate mortgage loans held for sale.

The Company also purchases put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately close.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2014:

	December 31, 2014
(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$610,000	$12	$337
Treasury futures	25,000	57	—
Eurodollar futures	75,000	11	9
Forward commitments to sell loans/mortgage-backed securities	1,050,470	8	7,862
Forward commitments to buy loans/mortgage-backed securities	1,104,469	8,421	—
Interest rate lock commitments	495,794	4,397	—

Total derivatives	$3,360,733	$12,906	$8,208

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Twelve Months Ended December 31,
(in thousands)	2014	2013	2012
Treasury options	$1,968	$(10,224)	$(120)
Treasury and Eurodollar futures	333	(38)	(1,468)
Forward commitments to buy/sell loans/mortgage-backed securities	12,009	17,727	3,026

Total gain	$14,310	$7,465	$1,438

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

The following tables present the effect the master netting arrangements had on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2014
(in thousands)	Gross Amount of Recognized Assets(1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$15,481	$7,198	$8,283	$—	$—	$8,283

(1)	Includes $2.6 million to purchase Treasury options.

	December 31, 2013
(in thousands)	Gross Amount of Recognized Assets(1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$6,680	$4,848	$1,832	$—	$—	$1,832

(1)	Includes $1.3 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2014
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$8,208	$7,696	$512	$—	$—	$512

	December 31, 2013
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$8,012	$7,624	$388	$—	$—	$388

NOTE 16: DIVIDEND RESTRICTIONS ON SUBSIDIARY BANKS

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Department of Financial Services (the “NYDFS”) if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2014, dividends of $410.0 million were paid by the Banks to the Parent Company; at December 31, 2014, the Banks could have paid additional dividends of $195.9 million to the Parent Company without regulatory approval.

NOTE 17: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2014	2013
ASSETS:
Cash and cash equivalents	$89,518	$126,165
Securities available for sale	2,002	2,545
Investments in subsidiaries	6,039,718	5,961,367
Receivables from subsidiaries	7,859	5,152
Other assets	32,165	32,458

Total assets	$6,171,262	$6,127,687

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$358,355	$358,126
Other liabilities	31,092	33,899

Total liabilities	389,447	392,025

Stockholders’ equity	5,781,815	5,735,662

Total liabilities and stockholders’ equity	$6,171,262	$6,127,687

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2014	2013	2012
Interest income	$715	$702	$1,121
Dividends received from subsidiaries	410,000	450,000	485,000
Gain on sale of securities	261	—	—
Loss on debt redemption	—	—	(2,313)
Other income	520	525	1,174

Gross income	411,496	451,227	484,982
Operating expenses	42,370	38,268	44,651

Income before income tax benefit and equity in undistributed earnings of subsidiaries	369,126	412,959	440,331
Income tax benefit	17,570	16,547	20,029

Income before equity in undistributed earnings of subsidiaries	386,696	429,506	460,360
Equity in undistributed earnings of subsidiaries	98,701	46,041	40,746

Net income	$485,397	$475,547	$501,106

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$485,397	$475,547	$501,106
Change in other assets	293	(3,841)	(154)
Change in other liabilities	(2,807)	6,342	(8,799)
Other, net	30,739	24,135	21,474
Equity in undistributed earnings of subsidiaries	(98,701)	(46,041)	(40,746)

Net cash provided by operating activities	$414,921	$456,142	$472,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	$566	$151	$1,276
Change in receivable from subsidiaries, net	(2,707)	1,428	(409)

Net cash (used in) provided by investing activities	$(2,141)	$1,579	$867

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	$(7,283)	$(5,319)	$(3,522)
Cash dividends paid on common stock	(442,204)	(440,308)	(438,539)
Net cash received from exercise of stock options	60	326	—
Payments for debt redemptions	—	—	(159,210)

Net cash used in financing activities	$(449,427)	$(445,301)	$(601,271)

Net (decrease) increase in cash and cash equivalents	(36,647)	12,420	(127,523)
Cash and cash equivalents at beginning of year	126,165	113,745	241,268

Cash and cash equivalents at end of year	$89,518	$126,165	$113,745

NOTE 18: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Banks.

The following tables present the regulatory capital ratios for the Company at December 31, 2014 and 2013, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2014	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,731,430	8.04%	$3,731,430	12.30%	$3,919,248	12.92%
Minimum for capital adequacy purposes	1,856,755	4.00	1,213,802	4.00	2,427,605	8.00

Excess	$1,874,675	4.04%	$2,517,628	8.30%	$1,491,643	4.92%

			Risk-Based Capital
At December 31, 2013	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,664,082	8.39%	$3,664,082	12.84%	$3,870,921	13.56%
Minimum for capital adequacy purposes	1,745,857	4.00	1,141,644	4.00	2,283,287	8.00

Excess	$1,918,225	4.39%	$2,522,438	8.84%	$1,587,634	5.56%

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets, and of Tier 1 and total risk-based capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2014, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2014, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum leverage capital ratio of 5.00%; a minimum Tier 1 risk-based capital ratio of 6.00%; and a minimum total risk-based capital ratio of 10.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2014 and 2013 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2014	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,285,870	7.73%	$3,285,870	12.02%	$3,461,741	12.66%
Minimum for capital adequacy purposes	1,701,174	4.00	1,093,835	4.00	2,187,669	8.00

Excess	$1,584,696	3.73%	$2,192,035	8.02%	$1,274,072	4.66%

			Risk-Based Capital
At December 31, 2013	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,196,870	7.86%	$3,196,870	12.22%	$3,391,944	12.96%
Minimum for capital adequacy purposes	1,627,696	4.00	1,046,793	4.00	2,093,586	8.00

Excess	$1,569,174	3.86%	$2,150,077	8.22%	$1,298,358	4.96%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2014 and 2013 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2014	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$364,591	9.25%	$364,591	12.08%	$376,538	12.47%
Minimum for capital adequacy purposes	157,599	4.00	120,755	4.00	241,509	8.00

Excess	$206,992	5.25%	$243,836	8.08%	$135,029	4.47%

			Risk-Based Capital
At December 31, 2013	Leverage Capital		Tier 1		Total
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$354,423	11.49%	$354,423	14.84%	$366,076	15.33%
Minimum for capital adequacy purposes	123,393	4.00	95,517	4.00	191,033	8.00

Excess	$231,030	7.49%	$258,906	10.84%	$175,043	7.33%

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

The following tables provide a summary of the Company’s segment results for the years ended December 31, 2014 and 2013, on an internally managed accounting basis:

	For the Twelve Months Ended December 31, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,126,162	$14,191	$1,140,353

Recoveries of loan losses	(18,587)	—	(18,587)

Non-Interest Income:
Third party(1)	135,834	65,759	201,593
Inter-segment	(13,521)	13,521	—

Total non-interest income	122,313	79,280	201,593

Non-interest expense(2)	528,436	59,031	587,467

Income before income tax expense	738,626	34,440	773,066
Income tax expense	274,179	13,490	287,669

Net income	$464,447	$20,950	$485,397

Identifiable segment assets (period-end)	$47,897,672	$661,545	$48,559,217

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Twelve Months Ended December 31, 2013
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,144,820	$21,796	$1,166,616

Provisions for loan losses	30,758	—	30,758

Non-Interest Income:
Third party(1)	137,534	81,296	218,830
Inter-segment	(16,607)	16,607	—

Total non-interest income	120,927	97,903	218,830

Non-interest expense(2)	533,951	73,611	607,562

Income before income tax expense	701,038	46,088	747,126
Income tax expense	254,738	16,841	271,579

Net income	$446,300	$29,247	$475,547

Identifiable segment assets (period-end)	$46,015,332	$672,955	$46,688,287

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited New York Community Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

March 2, 2015

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2014 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2015 (hereafter referred to as our “2015 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2015 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	58,560	$18.04	14,480,253
Equity compensation plans not approved by security holders	—	—	—

Total	58,560	$18.04	14,480,253

Information relating to the security ownership of certain beneficial owners and management appears in our 2015 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions appears in our 2015 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2015 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2014 and 2013;

•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2014;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2014;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws (3)

4.1	Specimen Stock Certificate (4)

4.2	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto (5)

10.2	Retirement Agreement between New York Community Bancorp, Inc. and Michael F. Manzulli (6)

10.3	Retirement Agreement between New York Community Bancorp, Inc. and James J. O’Donovan (6)

10.4	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007) (7)

10.5	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (8)

10.6	Form of Queens County Savings Bank Employee Severance Compensation Plan (8)

10.7	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (8)

10.8	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (8)

10.9	Incentive Savings Plan of Queens County Savings Bank (9)

10.10	Retirement Plan of Queens County Savings Bank (8)

10.11	Supplemental Benefit Plan of Queens County Savings Bank (10)

10.12	Excess Retirement Benefits Plan of Queens County Savings Bank (8)

10.13	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (8)

10.14	Richmond County Financial Corp. 1998 Stock Compensation Plan (11)

10.15	Long Island Financial Corp. 1998 Stock Option Plan, as amended (12)

10.16	New York Community Bancorp, Inc. Management Incentive Compensation Plan (13)

10.17	New York Community Bancorp, Inc. 2006 Stock Incentive Plan (13)

10.18	New York Community Bancorp, Inc. 2012 Stock Incentive Plan (14)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 2, 2015 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 6, 2014
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2007 (File No. 001-31565)
(7)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(8)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(10)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(12)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(13)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(14)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2015	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	3/2/15	/s/ Thomas R. Cangemi	3/2/15
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	3/2/15
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	3/2/15	/s/ Maureen E. Clancy	3/2/15
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/s/ Hanif W. Dahya	3/2/15	/s/ Max L. Kupferberg	3/2/15
Hanif W. Dahya		Max L. Kupferberg
Director		Director

/s/ Michael J. Levine	3/2/15	/s/ James J. O’Donovan	3/2/15
Michael J. Levine		James J. O’Donovan
Director		Director

/s/ Lawrence Rosano, Jr.	3/2/15	/s/ Ronald A. Rosenfeld	3/2/15
Lawrence Rosano, Jr.		Ronald A. Rosenfeld
Director		Director

/s/ Lawrence J. Savarese	3/2/15	/s/ John M. Tsimbinos	3/2/15
Lawrence J. Savarese		John M. Tsimbinos
Director		Director

/s/ Robert Wann	3/2/15
Robert Wann
Senior Executive Vice President, Chief Operating Officer, and Director