Form 10-Q
period 2015-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2015-05-11
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

444,277,424
Number of shares of common stock outstanding at May 4, 2015

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2015

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Cash and cash equivalents	$ 582,558	$ 564,150
Securities:
Available-for-sale ($10,934 and $11,436 pledged, respectively)	175,710	173,783
Held-to-maturity ($4,528,139 and $4,584,886 pledged, respectively) (fair value of $7,028,201 and $7,085,971, respectively)	6,784,883	6,922,667

Total securities	6,960,593	7,096,450

Non-covered loans held for sale	351,467	379,399
Non-covered loans held for investment, net of deferred loan fees and costs	33,012,358	33,024,956
Less: Allowance for losses on non-covered loans	(142,168)	(139,857)

Non-covered loans held for investment, net	32,870,190	32,885,099
Covered loans	2,341,428	2,428,622
Less: Allowance for losses on covered loans	(43,942)	(45,481)

Covered loans, net	2,297,486	2,383,141

Total loans, net	35,519,143	35,647,639
Federal Home Loan Bank stock, at cost	464,942	515,327
Premises and equipment, net	322,039	319,002
FDIC loss share receivable	378,577	397,811
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	6,359	7,943
Mortgage servicing rights	220,371	227,297
Bank-owned life insurance	921,885	915,156
Other real estate owned (includes $31,015 and $32,048, respectively, covered by loss sharing agreements)	101,326	94,004
Other assets	337,791	338,307

Total assets	$48,251,715	$48,559,217

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$12,629,459	$12,549,600
Savings accounts	7,698,404	7,051,622
Certificates of deposit	5,848,389	6,420,598
Non-interest-bearing accounts	2,755,135	2,306,914

Total deposits	28,931,387	28,328,734
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	8,985,987	10,183,132
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	495,000	260,000

Total wholesale borrowings	12,905,987	13,868,132
Junior subordinated debentures	358,415	358,355

Total borrowed funds	13,264,402	14,226,487
Other liabilities	261,129	222,181

Total liabilities	42,456,918	42,777,402

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 444,278,206 and 442,659,460 shares issued, and 444,277,802 and 442,587,190 shares outstanding, respectively)	4,443	4,427
Paid-in capital in excess of par	5,370,090	5,369,623
Retained earnings	472,977	464,569
Treasury stock, at cost (404 and 72,270 shares, respectively)	(7)	(1,118)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $3,183 and $2,022, respectively	4,705	2,990
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,433 and $3,444, respectively	(5,370)	(5,387)
Net unrealized loss on pension and post-retirement obligations, net of tax of $35,274 and $36,118, respectively	(52,041)	(53,289)

Total accumulated other comprehensive loss, net of tax	(52,706)	(55,686)

Total stockholders’ equity	5,794,797	5,781,815

Total liabilities and stockholders’ equity	$48,251,715	$48,559,217

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Interest Income:
Mortgage and other loans	$364,504	$345,530
Securities and money market investments	64,409	69,781

Total interest income	428,913	415,311

Interest Expense:
NOW and money market accounts	11,052	8,396
Savings accounts	12,333	6,473
Certificates of deposit	17,116	19,060
Borrowed funds	95,644	97,232

Total interest expense	136,145	131,161

Net interest income	292,768	284,150
Recovery of losses on non-covered loans	(870)	--
Provision for (recovery of) losses on covered loans	877	(14,630)

Net interest income after (recoveries of) provisions for loan losses	292,761	298,780

Non-Interest Income:
Mortgage banking income	18,406	14,610
Fee income	8,394	8,894
Bank-owned life insurance	6,704	6,829
Net gain on sales of securities	211	4,873
FDIC indemnification income (expense)	702	(11,704)
Gain on Visa shares sold	--	3,856
Other income	17,817	9,877

Total non-interest income	52,234	37,235

Non-Interest Expense:
Operating expenses:
Compensation and benefits	87,209	75,740
Occupancy and equipment	25,299	25,998
General and administrative	42,744	42,264

Total operating expenses	155,252	144,002
Amortization of core deposit intangibles	1,584	2,323

Total non-interest expense	156,836	146,325

Income before income taxes	188,159	189,690
Income tax expense	68,900	74,436

Net income	$119,259	$115,254

Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of tax of $1,161 and $2,529, respectively	1,715	3,729
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $11 and $11, respectively	17	17
Change in pension and post-retirement obligations, net of tax of $844 and $357, respectively	1,248	526
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $1,969	--	(2,904)

Total other comprehensive income, net of tax	2,980	1,368

Total comprehensive income, net of tax	$122,239	$116,622

Basic earnings per share	$0.27	$0.26

Diluted earnings per share	$0.27	$0.26

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2015
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 4,427
Shares issued for restricted stock awards (1,618,746 shares)	16

Balance at end of period	4,443

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,369,623
Shares issued for restricted stock awards, net of forfeitures	(7,694)
Compensation expense related to restricted stock awards	7,165
Tax effect of stock plans	996

Balance at end of period	5,370,090

Retained Earnings:
Balance at beginning of year	464,569
Net income	119,259
Dividends paid on common stock ($0.25 per share)	(110,851)

Balance at end of period	472,977

Treasury Stock:
Balance at beginning of year	(1,118)
Purchase of common stock (423,129 shares)	(6,567)
Shares issued for restricted stock awards (494,995 shares)	7,678

Balance at end of period	(7)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(55,686)
Other comprehensive income, net of tax	2,980

Balance at end of period	(52,706)

Total stockholders’ equity	$ 5,794,797

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$119,259	$115,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	7	(14,630)
Depreciation and amortization	7,645	6,765
Amortization of discounts and premiums, net	(1,670)	(2,007)
Amortization of core deposit intangibles	1,584	2,323
Net gain on sales of securities	(211)	(4,873)
Gain on sales of loans	(21,461)	(3,778)
Gain on Visa shares sold	--	(3,856)
Stock plan-related compensation	7,165	6,664
Deferred tax expense	9,419	10,587
Changes in assets and liabilities:
Decrease in other assets	12,625	49,571
Increase in other liabilities	29,606	45,305
Origination of loans held for sale	(1,492,222)	(636,855)
Proceeds from sales of loans originated for sale	1,404,595	617,633

Net cash provided by operating activities	76,341	188,103

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	139,544	103,577
Proceeds from repayment of securities available for sale	886	3,918
Proceeds from sale of securities available for sale	135,211	136,747
Purchase of securities held to maturity	--	(138,342)
Purchase of securities available for sale	(135,000)	(99,000)
Proceeds from sale of Visa shares	--	3,856
Net redemption of Federal Home Loan Bank stock	50,385	16,277
Net increase in loans	(321,684)	(875,092)
Proceeds from sales of loans	559,261	--
Purchase of premises and equipment, net	(10,682)	(11,682)

Net cash provided by (used in) investing activities	417,921	(859,741)

Cash Flows from Financing Activities:
Net increase in deposits	602,653	1,092,574
Net decrease in short-term borrowed funds	(1,161,000)	(276,100)
Net increase (decrease) in long-term borrowed funds	198,915	(1,522)
Tax effect of stock plans	996	1,496
Cash dividends paid on common stock	(110,851)	(110,461)
Treasury stock purchases	(6,567)	(6,029)
Net cash received from stock option exercises	--	2

Net cash (used in) provided by financing activities	(475,854)	699,960

Net increase in cash and cash equivalents	18,408	28,322
Cash and cash equivalents at beginning of period	564,150	644,550

Cash and cash equivalents at end of period	$582,558	$672,872

Supplemental information:
Cash paid for interest	$139,220	$135,424
Cash paid for income taxes	10,698	17,418
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	17,098	45,917
Transfer of loans from held for investment to held for sale	553,315	--
Transfer of loans from held for sale to held for investment	153,578	--

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2015	2014
Net income	$119,259	$115,254
Less: Dividends paid on and earnings allocated to participating securities	(872)	(796)

Earnings applicable to common stock	$118,387	$114,458

Weighted average common shares outstanding	441,990,338	440,570,598

Basic earnings per common share	$0.27	$0.26

Earnings applicable to common stock	$118,387	$114,458

Weighted average common shares outstanding	441,990,338	440,570,598
Potential dilutive common shares (1)	--	--

Total shares for diluted earnings per share computation	441,990,338	440,570,598

Diluted earnings per common share and common share equivalents	$0.27	$0.26

(1)	Options to purchase 32,400 and 57,400 shares, of the Company’s common stock that were outstanding as of March 31, 2015 and 2014, respectively, at weighted average exercise prices of $18.15 and $18.08 per share, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss (“AOCL”)

(in thousands)	For the Three Months Ended March 31, 2015
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Amortization of defined benefit pension plan items:
Prior-service costs	$62	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(2,148)	Included in the computation of net periodic (credit) expense (2)

	(2,086)	Total before tax
	842	Tax benefit

Total reclassifications for the period	$(1,244)	Amortization of defined benefit pension plan items, net of tax

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, Pension and Other Post-Retirement Benefits, for additional information.

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at March 31, 2015:

	March 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$17,400	$1,371	$--	$18,771
GSE CMOs (2)	--	--	--	--
Private label CMOs	--	--	--	--

Total mortgage-related securities	$17,400	$1,371	$--	$18,771

Other Securities:
Municipal bonds	$843	$97	$--	$940
Capital trust notes	13,434	41	2,471	11,004
Preferred stock	118,205	8,098	--	126,303
Mutual funds and common stock (3)	17,939	824	71	18,692

Total other securities	$150,421	$9,060	$2,542	$156,939

Total securities available for sale	$167,821	$10,431	$2,542	$175,710

(1)	Government-sponsored enterprise
(2)	Collateralized mortgage obligations
(3)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2014:

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$18,350	$1,350	$--	$19,700
GSE CMOs	--	--	--	--
Private label CMOs	--	--	--	--

Total mortgage-related securities	$18,350	$1,350	$--	$19,700

Other Securities:
Municipal bonds	$841	$101	$--	$942
Capital trust notes	13,431	31	1,980	11,482
Preferred stock	118,205	5,246	440	123,011
Mutual funds and common stock	17,943	748	43	18,648

Total other securities	$150,420	$6,126	$2,463	$154,083

Total securities available for sale	$168,770	$7,476	$2,463	$173,783

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,401,201	$2,401,201	$133,896	$2,080	$2,533,017
GSE CMOs	1,553,938	1,553,938	84,888	6	1,638,820

Total mortgage-related securities	$3,955,139	$3,955,139	$218,784	$2,086	$4,171,837

Other Securities:
GSE debentures	$2,632,327	$2,632,327	$29,242	$9,104	$2,652,465
Corporate bonds	73,426	73,426	12,446	--	85,872
Municipal bonds	58,376	58,376	--	352	58,024
Capital trust notes	74,419	65,615	5,316	10,928	60,003

Total other securities	$2,838,548	$2,829,744	$47,004	$20,384	$2,856,364

Total securities held to maturity (1)	$6,793,687	$6,784,883	$265,788	$22,470	$7,028,201

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At March 31, 2015, the non-credit portion of OTTI recorded in AOCL was $8.8 million (before tax).

	December 31, 2014
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,468,791	$2,468,791	$106,414	$3,838	$2,571,367
GSE CMOs	1,610,243	1,610,243	65,075	711	1,674,607

Total mortgage-related securities	$4,079,034	$4,079,034	$171,489	$4,549	$4,245,974

Other Securities:
GSE debentures	$2,635,989	$2,635,989	$24,173	$32,920	$2,627,242
Corporate bonds	73,317	73,317	12,113	--	85,430
Municipal bonds	58,682	58,682	--	1,027	57,655
Capital trust notes	84,476	75,645	5,193	11,168	69,670

Total other securities	$2,852,464	$2,843,633	$41,479	$45,115	$2,839,997

Total securities held to maturity (1)	$6,931,498	$6,922,667	$212,968	$49,664	$7,085,971

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2014, the non-credit portion of OTTI recorded in AOCL was $8.8 million (before tax).

At March 31, 2015 and December 31, 2014, respectively, the Company had $464.9 million and $515.3 million of Federal Home Loan Bank (“FHLB”) stock, at cost, primarily consisting of stock in the FHLB-New York (the “FHLB-NY”). The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Gross proceeds	$135,211	$136,747
Gross realized gains	211	4,873
Gross realized losses	--	--

In the following table, the beginning balance represents the credit loss component for debt securities on which OTTI occurred prior to January 1, 2015. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Three Months Ended March 31, 2015
Beginning credit loss amount as of December 31, 2014	$199,008
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of March 31, 2015	$199,008

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at March 31, 2015, by contractual maturity.

	At March 31, 2015
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	--	--	60,060	4.17	756	2.96	--	--	66,125
Due from five to ten years	3,119,709	3.23	2,572,267	2.70	--	--	47,425	3.15	5,932,713
Due after ten years	835,430	3.27	--	--	57,620	2.85	91,616	5.76	1,029,363

Total securities held to maturity	$3,955,139	3.24%	$2,632,327	2.73%	$58,376	2.85%	$139,041	4.87%	$7,028,201

Available-for-Sale Securities: (3)
Due within one year	$1	4.41%	$--	--%	$124	6.45%	$--	--%	$129
Due from one to five years	3,327	6.72	--	--	579	6.49	--	--	4,111
Due from five to ten years	3,112	3.78	--	--	140	6.66	--	--	3,505
Due after ten years	10,960	4.67	--	--	--	--	13,434	5.70	22,970

Total securities available for sale	$17,400	4.90%	$--	--%	$843	6.51%	$13,434	5.70%	$30,715

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $183,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity securities and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2015:

At March 31, 2015 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Mortgage-Backed Securities and Debt Securities:
GSE debentures	$809,531	$2,412	$1,392,128	$6,692	$2,201,659	$9,104
GSE certificates	165,674	1,882	13,233	198	178,907	2,080
GSE CMOs	--	--	20,102	6	20,102	6
Municipal bonds	58,024	352	--	--	58,024	352
Capital trust notes	--	--	25,265	10,928	25,265	10,928

Total temporarily impaired held-to-maturity mortgage-backed securities and debt securities	$1,033,229	$4,646	$1,450,728	$17,824	$2,483,957	$22,470

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	$--	$--	$4,964	$2,471	$4,964	$2,471
Equity securities	--	--	991	71	991	71

Total temporarily impaired available-for-sale securities	$--	$--	$5,955	$2,542	$5,955	$2,542

The following table presents held-to-maturity securities and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2014:

At December 31, 2014	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Mortgage-Backed Securities and Debt Securities:
GSE debentures	$--	$--	$2,204,399	$32,920	$2,204,399	$32,920
GSE certificates	--	--	242,909	3,838	242,909	3,838
GSE CMOs	--	--	72,209	711	72,209	711
Municipal bonds	13,735	195	43,058	832	56,793	1,027
Capital trust notes	--	--	25,019	11,168	25,019	11,168

Total temporarily impaired held-to-maturity mortgage-backed securities and debt securities	$13,735	$195	$2,587,594	$49,469	$2,601,329	$49,664

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	$--	$--	$5,451	$1,980	$5,451	$1,980
Equity securities	53,721	364	15,174	119	68,895	483

Total temporarily impaired available-for-sale securities	$53,721	$364	$20,625	$2,099	$74,346	$2,463

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of March 31, 2015, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of March 31, 2015.

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

The unrealized losses on the Company’s GSE mortgage-related securities, GSE municipal bonds, and GSE debentures at March 31, 2015 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. It is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at March 31, 2015.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other than temporarily impaired at March 31, 2015. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and thus result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and illiquidity in the financial markets.

At March 31, 2015, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. There was an unrealized loss on one of the Company’s equity securities at March 31, 2015, which was primarily caused by market volatility. The

Company evaluated the near-term prospects of a recovery of fair value for this security, together with the severity and duration of impairment to date. Based on this evaluation, and its ability and intent to hold this investment for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider this investment to be other than temporarily impaired at March 31, 2015. Nonetheless, it is possible that this equity security will perform worse than is currently expected, which could lead to adverse changes in its fair value, or the failure of the security to fully recover in value as presently forecasted by management. This potentially would cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of this security include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2015 consisted of eight agency debt securities, five capital trust notes, three agency mortgage-backed securities, one GSE CMO, and one common stock security. At December 31, 2014, the investment securities designated as having a continuous loss position for twelve months or more consisted of sixteen agency mortgage-backed securities, seventeen GSE debt securities, three GSE CMOs, five capital trust notes, two GSE municipal bonds, and one preferred stock security. At March 31, 2015 and December 31, 2014, the combined market value of the respective securities represented unrealized losses of $20.4 million and $51.6 million. At March 31, 2015, the fair value of securities having a continuous loss position for twelve months or more was 1.4% below the collective amortized cost of $1.5 billion. At December 31, 2014, the fair value of such securities was 1.9% below the collective amortized cost of $2.7 billion.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$23,450,187	71.07%	$23,831,846	72.21%
Commercial real estate	7,822,820	23.71	7,634,320	23.13
One-to-four family	105,054	0.32	138,915	0.42
Acquisition, development, and construction	308,526	0.94	258,116	0.78

Total mortgage loans held for investment	31,686,587	96.04	31,863,197	96.54

Other Loans:
Commercial and industrial	1,035,179	3.14	900,551	2.73
Lease financing, net of unearned income of $20,333 and $18,913	226,013	0.69	208,670	0.63

Total commercial and industrial loans	1,261,192	3.83	1,109,221	3.36
Purchased credit-impaired loans (1)	14,227	0.04	--	--
Other	29,460	0.09	31,943	0.10

Total other loans held for investment	1,304,879	3.96	1,141,164	3.46

Total non-covered loans held for investment	$32,991,466	100.00%	$33,004,361	100.00%

Net deferred loan origination costs	20,892		20,595
Allowance for losses on non-covered loans	(142,168)		(139,857)

Non-covered loans held for investment, net	$32,870,190		$32,885,099

Covered loans	2,341,428		2,428,622
Allowance for losses on covered loans	(43,942)		(45,481)

Covered loans, net	$2,297,486		$2,383,141
Loans held for sale	351,467		379,399

Total loans, net	$35,519,143		$35,647,639

(1)	Includes $947,000 of multi-family loans; $10.8 million of commercial real estate loans; $1.6 million of acquisition, development, and construction loans; $675,000 of commercial and industrial loans; and $171,000 of other loans that were included in “Covered loans” at December 31, 2014.

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

The Company also originates acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans, for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, “specialty finance loans and leases”) that are made to nationally recognized borrowers throughout the U.S. and are senior debt-secured; and other C&I loans, both secured and unsecured, that primarily are made to small and mid-size businesses in Metro New York. Other C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

Included in non-covered loans held for investment at March 31, 2015 and December 31, 2014 were loans to non-officer directors of $128.8 million and $129.5 million, respectively.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $14.2 million and an unpaid principal balance of $17.6 million at March 31, 2015, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The mortgage banking operation of the Community Bank was established in January 2010 to originate, aggregate, and service one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans which it typically sells to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank. In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs. The unpaid principal balance of loans serviced for others was $22.9 billion and $22.4 billion at March 31, 2015 and December 31, 2014, respectively.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at March 31, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,594	$18,779	$--	$20,373	$23,429,814	$23,450,187
Commercial real estate	3,259	23,698	--	26,957	7,795,863	7,822,820
One-to-four family	1,244	11,270	--	12,514	92,540	105,054
Acquisition, development, and construction	--	654	--	654	307,872	308,526
Commercial and industrial(2)	353	7,547	--	7,900	1,253,292	1,261,192
Other	311	1,149	--	1,460	28,000	29,460

Total	$6,761	$63,097	$--	$69,858	$32,907,381	$32,977,239

(1)	Excludes $2.9 million of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2014:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$464	$31,089	$--	$31,553	$23,800,293	$23,831,846
Commercial real estate	1,464	24,824	--	26,288	7,608,032	7,634,320
One-to-four family	3,086	11,032	--	14,118	124,797	138,915
Acquisition, development, and construction	--	654	--	654	257,462	258,116
Commercial and industrial(1)	530	8,382	--	8,912	1,100,309	1,109,221
Other	648	969	--	1,617	30,326	31,943

Total	$6,192	$76,950	$--	$83,142	$32,921,219	$33,004,361

(1)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment, excluding non-covered PCI loans, by credit quality indicator at March 31, 2015:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$23,406,267	$7,788,726	$93,784	$307,270	$31,596,047	$1,225,663	$28,311	$1,253,974
Special mention	9,846	1,950	--	--	11,796	26,968	--	26,968
Substandard	34,074	32,144	11,270	1,256	78,744	8,561	1,149	9,710
Doubtful	--	--	--	--	--	--	--	--

Total	$23,450,187	$7,822,820	$105,054	$308,526	$31,686,587	$1,261,192	$29,460	$1,290,652

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2014:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$23,777,569	$7,591,223	$127,883	$256,868	$31,753,543	$1,083,173	$30,974	$1,114,147
Special mention	6,798	9,123	--	--	15,921	17,032	--	17,032
Substandard	47,479	33,974	11,032	1,248	93,733	9,016	969	9,985
Doubtful	--	--	--	--	--	--	--	--

Total	$23,831,846	$7,634,320	$138,915	$258,116	$31,863,197	$1,109,221	$31,943	$1,141,164

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The preceding classifications follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family loans are classified utilizing an inter-regulatory agency methodology that incorporates the extent of delinquency and the loan-to-value ratios. These classifications are the most current available and generally have been updated within the last twelve months.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2015, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $27.4 million; loans on which forbearance agreements were reached amounted to $6.3 million.

The following table presents information regarding the Company’s TDRs as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$7,664	$6,041	$13,705	$7,697	$17,879	$25,576
Commercial real estate	8,234	9,642	17,876	8,139	9,939	18,078
One-to-four family	--	259	259	--	260	260
Acquisition, development, and construction	--	654	654	--	654	654
Commercial and industrial	--	1,198	1,198	--	1,195	1,195

Total	$15,898	$17,794	$33,692	$15,836	$29,927	$45,763

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

There were no financial effects of the Company’s TDRs in the three months ended March 31, 2015, as there were no new TDRs arranged during the quarter.

However, in the three months ended March 31, 2014, the Company classified one ADC loan in the amount of $935,000, and three C&I loans totaling $638,000, as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the first quarter of 2014.

At March 31, 2015 and 2014, none of the loans that had been modified as TDRs during the twelve months ended at those dates were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of March 31, 2015:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,152,731	91.9%
All other loans	188,697	8.1

Total covered loans	$2,341,428	100.0%

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

At March 31, 2015 and December 31, 2014, the unpaid principal balances of covered loans were $2.8 billion and $2.9 billion, respectively. The carrying values of such loans were $2.3 billion and $2.4 billion, respectively, at the corresponding dates.

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

On a quarterly basis, the Company evaluates the estimates of the cash flows it expects to collect. Expected future cash flows from interest payments are based on variable rates at the time of the quarterly evaluation. Estimates of expected cash flows that are impacted by changes in interest rate indices for variable rate loans and prepayment assumptions are treated as prospective yield adjustments and included in interest income.

In the three months ended March 31, 2015, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,037,023
Reclassification from non-accretable difference	61,742
Accretion	(35,577)

Balance at end of period	$1,063,188

In the preceding table, the line item “Reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, the underlying credit assumptions improved, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield. The effect of this increase was partially offset by the coupon rates on variable rate loans resetting lower, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield.

In connection with the AmTrust and Desert Hills acquisitions, the Company also acquired other real estate owned (“OREO”), all of which is covered under the FDIC loss sharing agreements with the exception of one one-to-four family property that is no longer covered due to the expiration of the pertinent loss-sharing agreement in March 2015. Covered OREO was initially recorded at its estimated fair value on the acquisition date, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Covered Loans 90 Days or More Past Due:
One-to-four family	$145,235	$148,967
Other loans	6,752	8,922

Total covered loans 90 days or more past due	$151,987	$157,889

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Covered Loans 30-89 Days Past Due:
One-to-four family	$32,497	$37,680
Other loans	3,226	4,016

Total covered loans 30-89 days past due	$35,723	$41,696

At March 31, 2015, the Company had $35.7 million of covered loans that were 30 to 89 days past due, and covered loans of $152.0 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.2 billion at March 31, 2015 and was considered current at that date. ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. The Company recorded a provision for losses on covered loans of $877,000 in the three months ended March 31, 2015. The provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and was partly offset by FDIC indemnification income of $702,000 recorded in non-interest income in the corresponding period.

The Company recovered $14.6 million from the allowance for losses on covered loans during the three months ended March 31, 2014. The recoveries were recorded in connection with an increase in expected cash flows on certain pools of loans acquired in the Company’s FDIC-assisted transactions, and were largely offset by FDIC indemnification expense of $11.7 million, which was recorded in non-interest income in the corresponding period.

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at March 31, 2015:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	116,928	22,824	139,752
Acquired loans with deteriorated credit quality	24,457	21,901	46,358

Total	$141,385	$44,725	$186,110

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2014:
Loans individually evaluated for impairment	$26	$--	$26
Loans collectively evaluated for impairment	122,590	17,241	139,831
Acquired loans with deteriorated credit quality	23,538	21,943	45,481

Total	$146,154	$39,184	$185,338

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2015:
Loans individually evaluated for impairment	$69,448	$6,147	$75,595
Loans collectively evaluated for impairment	31,617,139	1,284,505	32,901,644
Acquired loans with deteriorated credit quality	2,166,111	189,544	2,355,655

Total	$33,852,698	$1,480,196	$35,332,894

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2014:
Loans individually evaluated for impairment	$81,574	$6,806	$88,380
Loans collectively evaluated for impairment	31,781,623	1,134,358	32,915,981
Acquired loans with deteriorated credit quality	2,227,572	201,050	2,428,622

Total	$34,090,769	$1,342,214	$35,432,983

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the three months ended March 31, 2015 and 2014:

	March 31,
	2015			2014
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,616	$17,241	$139,857	$127,840	$14,106	$141,946
Charge-offs	(485)	(313)	(798)	(950)	(2,032)	(2,982)
Recoveries	1,400	163	1,563	336	61	397
Transfer from the allowance for losses on covered loans (1)	2,250	166	2,416	--	--	--
(Recovery of) provision for non-covered loan losses	(6,603)	5,733	(870)	--	--	--

Balance, end of period	$119,178	$22,990	$142,168	$127,226	$12,135	$139,361

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at March 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$36,199	$44,086	$--	$40,791	$371
Commercial real estate	31,086	33,268	--	30,729	364
One-to-four family	1,509	1,550	--	1,769	--
Acquisition, development, and construction	654	1,024	--	654	--
Commercial and industrial	6,147	11,782	--	6,476	60

Total impaired loans with no related allowance	$75,595	$91,710	$--	$80,419	$795

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	--	--	--	--	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$--	$--	$--	$--	$--

Total impaired loans:
Multi-family	$36,199	$44,086	$--	$40,791	$371
Commercial real estate	31,086	33,268	--	30,729	364
One-to-four family	1,509	1,550	--	1,769	--
Acquisition, development, and construction	654	1,024	--	654	--
Commercial and industrial	6,147	11,782	--	6,476	60

Total impaired loans	$75,595	$91,710	$--	$80,419	$795

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$45,383	$52,593	$--	$54,051	$1,636
Commercial real estate	30,370	32,460	--	29,935	1,629
One-to-four family	2,028	2,069	--	1,254	--
Acquisition, development, and construction	654	1,024	--	505	218
Commercial and industrial	6,806	12,155	--	7,749	307

Total impaired loans with no related allowance	$85,241	$100,301	$--	$93,494	$3,790

Impaired loans with an allowance recorded:
Multi-family	$3,139	$3,139	$26	$628	$72
Commercial real estate	--	--	--	490	--
One-to-four family	--	--	--	61	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$3,139	$3,139	$26	$1,179	$72

Total impaired loans:
Multi-family	$48,522	$55,732	$26	$54,679	$1,708
Commercial real estate	30,370	32,460	--	30,425	1,629
One-to-four family	2,028	2,069	--	1,315	--
Acquisition, development, and construction	654	1,024	--	505	218
Commercial and industrial	6,806	12,155	--	7,749	307

Total impaired loans	$88,380	$103,440	$26	$94,673	$3,862

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

The following table summarizes activity in the allowance for losses on covered loans for the three months ended March 31, 2015 and 2014:

	March 31,
(in thousands)	2015	2014
Balance, beginning of period	$45,481	$64,069
Provision for (recovery of) losses on covered loans	877	(14,630)
Transfer to the allowance for losses on non-covered loans	(2,416)	--

Balance, end of period	$43,942	$49,439

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Wholesale borrowings:
FHLB advances	$8,985,987	$10,183,132
Repurchase agreements	3,425,000	3,425,000
Fed funds purchased	495,000	260,000

Total wholesale borrowings	$12,905,987	$13,868,132
Junior subordinated debentures	358,415	358,355

Total borrowed funds	$13,264,402	$14,226,487

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2015:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days	Total
GSE debentures and mortgage-related securities	$--	$--	$100,000	$3,325,000	$3,425,000

At both March 31, 2015 and December 31, 2014, the Company had $358.4 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. Reflecting the adoption of the Basel III capital rules on January 1, 2015, 25% of the capital securities qualified as Tier 1 capital of the Company at March 31, 2015. At December 31, 2014, 100% of the capital securities qualified as Tier 1 capital of the Company.

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

The following junior subordinated debentures were outstanding at March 31, 2015:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,489	$138,138	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.871	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.521	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.923	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,415	$345,638

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

The Company had MSRs of $220.4 million and $227.3 million, respectively, at March 31, 2015 and December 31, 2014, with both balances consisting entirely of residential MSRs.

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

The following table sets forth the changes in the balances of residential MSRs for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Carrying value, beginning of year	$227,297	$241,018
Additions	15,017	6,808
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	(6,448)	43
Due to other changes (1)	(15,495)	(9,865)
Amortization	--	--

Carrying value, end of period	$220,371	$238,004

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	March 31, 2015	December 31, 2014
Expected Weighted Average Life	83 months	83 months
Constant Prepayment Speed	10.5%	9.3%
Discount Rate	10.0	10.0
Primary Mortgage Rate to Refinance	3.8	4.0
Cost to Service (per loan per year):
Current	$ 63	$ 63
30-59 days or less delinquent	213	213
60-89 days delinquent	313	313
90-119 days delinquent	413	413
120 days or more delinquent	563	563

As indicated in the preceding table, there were no changes in the assumed servicing costs.

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2015		2014
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,516	$175	$1,474	$190
Service cost	--	1	--	1
Expected return on plan assets	(4,390)	--	(4,859)	--
Amortization of prior-service costs	--	(62)	--	(62)
Amortization of net actuarial loss	2,052	96	822	118

Net periodic (credit) expense	$(822)	$210	$(2,563)	$247

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2015. The Company does not expect to make any contributions to its pension plan in 2015.

Note 10. Stock-Based Compensation

At March 31, 2015, the Company had 12,325,312 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,186,141 shares of restricted stock during the three months ended March 31, 2015. The shares had an average fair value of $15.73 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $7.2 million and $6.7 million, respectively, for the three months ended March 31, 2015 and 2014.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,802,409	$15.24
Granted	2,186,141	15.73
Vested	(1,568,973)	15.33
Cancelled	(44,400)	15.31

Unvested at end of period	6,375,177	15.38

As of March 31, 2015, unrecognized compensation cost relating to unvested restricted stock totaled $92.4 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

In addition, the Company had the following stock option plans at March 31, 2015: the 1998 Richmond County Financial Corp. Stock Compensation Plan and the 2004 Synergy Financial Group Stock Option Plans (the two plans collectively referred to as the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the three months ended March 31, 2015 or the year ended December 31, 2014, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At March 31, 2015, there were 32,400 stock options outstanding. There were no shares available for future issuance under the Stock Option Plans at March 31, 2015.

The status of the Stock Option Plans at March 31, 2015, and the changes that occurred during the three months ended at that date, are summarized below:

	For the Three Months Ended March 31, 2015
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	58,560	$18.04
Exercised	--	--
Expired/forfeited	(26,160)	17.91

Stock options outstanding, end of period	32,400	18.15
Options exercisable, end of period	32,400	18.15

The intrinsic value of stock options outstanding and exercisable at March 31, 2015 was $0. There were no options exercised during the three months ended March 31, 2015. The intrinsic value of options exercised during the three months ended March 31, 2014 was $58,000.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$18,771	$--	$--	$18,771
GSE CMOs	--	--	--	--	--
Private label CMOs	--	--	--	--	--

Total mortgage-related securities	$--	$18,771	$--	$--	$18,771

Other Securities Available for Sale:
Municipal bonds	$--	$940	$--	$--	$940
Capital trust notes	--	11,004	--	--	11,004
Preferred stock	97,793	28,510	--	--	126,303
Mutual funds and common stock	17,104	1,588	--	--	18,692

Total other securities	$114,897	$42,042	$--	$--	$156,939

Total securities available for sale	$114,897	$60,813	$--	$--	$175,710

Other Assets:
Loans held for sale	$--	$351,467	$--	$--	$351,467
Mortgage servicing rights	--	--	220,371	--	220,371
Interest rate lock commitments	--	--	8,862	--	8,862
Derivative assets-other(2)	6,004	4,464	--	(2,783)	7,685
Liabilities:
Derivative liabilities	$(64)	$(8,180)	$--	$6,047	$(2,197)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $4.1 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$19,700	$--	$--	$19,700
GSE CMOs	--	--	--	--	--
Private label CMOs	--	--	--	--	--

Total mortgage-related securities	$--	$19,700	$--	$--	$19,700

Other Securities Available for Sale:
Municipal bonds	$--	$942	$--	$--	$942
Capital trust notes	--	11,482	--	--	11,482
Preferred stock	95,051	27,960	--	--	123,011
Mutual funds and common stock	16,984	1,664	--	--	18,648

Total other securities	$112,035	$42,048	$--	$--	$154,083

Total securities available for sale	$112,035	$61,748	$--	$--	$173,783

Other Assets:
Loans held for sale	$--	$379,399	$--	$--	$379,399
Mortgage servicing rights	--	--	227,297	--	227,297
Interest rate lock commitments	--	--	4,397	--	4,397
Derivative assets-other(2)	2,655	8,429	--	(7,198)	3,886
Liabilities:
Derivative liabilities	$(346)	$(7,862)	$--	$7,696	$(512)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.6 million to purchase Treasury options.

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

The Company carries loans held for sale originated by the Residential Mortgage Banking segment at fair value. The fair value of loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value of these assets are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at March 31, 2015. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	March 31, 2015			December 31, 2014
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$351,467	$341,245	$10,222	$201,012	$194,692	$6,320

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Three Months Ended March 31,
(in thousands)	2015	2014
Loans held for sale	$4,369	$1,667
Mortgage servicing rights	(21,943)	(9,822)

Total loss	$(17,574)	$(8,155)

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the three months ended March 31, 2015 and 2014, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2015	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at March 31, 2015	Instruments Held at March 31, 2015
Mortgage servicing rights	$227,297	$(21,943)	$ --	$15,017	$ --	$ --	$220,371	$ (6,448)
Interest rate lock commitments	4,397	4,465	--	--	--	--	8,862	8,807

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2014	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at March 31, 2014	Instruments Held at March 31, 2014
Available-for-sale capital securities	$ 241,018	$(9,822)	$ --	$ 6,808	$ --	$ --	$238,004	$ 43
Interest rate lock commitments	258	1,353	--	--	--	--	1,611	1,606

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the three months ended March 31, 2015 or 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$220,371	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	10.50%

			Weighted Average Discount Rate	10.00

Interest rate lock commitments	8,862	Discounted Cash Flow	Weighted Average Closing Ratio	75.62

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$1,751	$ 1,751
Other assets (1)	--	11,613	--	11,613

Total	$--	$11,613	$1,751	$13,364

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$23,366	$23,366
Other assets (1)	--	15,916	--	15,916

Total	$--	$15,916	$23,366	$39,282

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2015 or December 31, 2014:

	March 31, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$582,558	$582,558	$582,558		$--		$--
Securities held to maturity	6,784,883	7,028,201	--		7,027,192		1,009
FHLB stock (1)	464,942	464,942	--		464,942		--
Loans, net	35,519,143	36,050,313	--		--		36,050,313
Financial Liabilities:
Deposits	$28,931,387	$28,984,723	$23,082,998	(2)	$5,901,725	(3)	$--
Borrowed funds	13,264,402	14,251,356	--		14,251,356		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2014
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$564,150	$564,150	$564,150		$--		$--
Securities held to maturity	6,922,667	7,085,971	--		7,084,959		1,012
FHLB stock (1)	515,327	515,327	--		515,327		--
Loans, net	35,647,639	36,167,980	--		--		36,167,980
Financial Liabilities:
Deposits	$28,328,734	$28,377,897	$21,908,136	(2)	$6,469,761	(3)	$--
Borrowed funds	14,226,487	15,140,171	--		15,140,171		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2015 and December 31, 2014.

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

The Company held derivatives with a notional amount of $4.1 billion at March 31, 2015. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The Company also purchases put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately close.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2015:

	March 31, 2015
	Notional	Unrealized (1)
(in thousands)	Amount	Gain	Loss
Treasury options	$800,000	$1,694	$--
Treasury futures	25,000	191	--
Eurodollar futures	175,000	1	64
Forward commitments to sell loans/mortgage-backed securities	1,223,000	181	7,982
Forward commitments to buy loans/mortgage-backed securities	1,065,000	4,282	198
Interest rate lock commitments	823,808	8,862	--

Total derivatives	$4,111,808	$15,211	$8,244

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended March 31,
(in thousands)	2015	2014
Treasury options	$3,416	$ (399)
Treasury and Eurodollar futures	383	(55)
Forward commitments to buy/sell loans/mortgage-backed securities	1,772	3,495

Total gain	$5,571	$3,041

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$19,330	$2,783	$16,547	$--	$--	$16,547

(1)	Includes $4.1 million to purchase Treasury options.

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,481	$7,198	$8,283	$--	$--	$8,283

(1)	Includes $2.6 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,244	$6,047	$2,197	$--	$--	$2,197

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,208	$7,696	$512	$--	$--	$512

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

The following tables provide a summary of the Company’s segment results for the three months ended March 31, 2015 and 2014, on an internally managed accounting basis:

	For the Three Months Ended March 31, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$289,285	$ 3,483	$292,768

Provision for loan losses	7	--	7

Non-interest income:
Third party(1)	33,154	19,080	52,234
Inter-segment	(4,170)	4,170	--

Total non-interest income	28,984	23,250	52,234

Non-interest expense(2)	140,151	16,685	156,836

Income before income tax expense	178,111	10,048	188,159
Income tax expense	64,890	4,010	68,900

Net income	$113,221	$6,038	$119,259

Identifiable segment assets (period-end)	$47,573,020	$678,695	$48,251,715

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Three Months Ended March 31, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$281,247	$2,903	$284,150

Recovery of loan losses	(14,630)	--	(14,630)

Non-interest income:
Third party(1)	21,884	15,351	37,235
Inter-segment	(3,779)	3,779	--

Total non-interest income	18,105	19,130	37,235

Non-interest expense(2)	130,825	15,500	146,325

Income before income tax expense	183,157	6,533	189,690
Income tax expense	72,009	2,427	74,436

Net income	$111,148	$4,106	$115,254

Identifiable segment assets (period-end)	$46,918,973	$648,497	$47,567,470

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-11, “Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in ASU No. 2014-11 require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition, the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions, and the tenor of those transactions. The accounting changes in ASU No. 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as sales is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU No. 2014-11 did not have a material effect on the Company’s consolidated statement of condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, “Revenue from Contracts with Customers,” and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2014-09 may have on its consolidated statement of condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects.” The amendments in ASU No. 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. ASU No. 2014-01 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014, with early adoption permitted; it should be applied retrospectively to all periods presented. The adoption of ASU No. 2014-01 on January 1, 2014 did not have a material effect on the Company’s consolidated statement of condition or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate-Collateralized Consumer Mortgage Loans upon Foreclosure.” The amendments in ASU No. 2014-04 clarify when an in-substance repossession or foreclosure occurs, i.e., when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-04 on January 1, 2015 did not have a material effect on the Company’s consolidated statement of condition or results of operations.

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

Tangible stockholders’ equity, tangible assets, and the related financial measures should not be considered in isolation or as a substitute for stockholders’ equity or any other measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP financial measures may differ from that of other companies reporting non-GAAP financial measures with similar names.

Reconciliations of our stockholders’ equity and tangible stockholders’ equity; our total assets and tangible assets; and the related financial measures at March 31, 2015 and December 31, 2014 follow:

	March 31, 2015	December 31, 2014
(in thousands)
Stockholders’ Equity	$ 5,794,797	$ 5,781,815
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(6,359)	(7,943)

Tangible stockholders’ equity	$ 3,352,307	$ 3,337,741

Total Assets	$48,251,715	$48,559,217
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(6,359)	(7,943)

Tangible assets	$45,809,225	$46,115,143

Stockholders’ equity to total assets	12.01%	11.91%
Tangible stockholders’ equity to tangible assets	7.32%	7.24%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 242 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 30 branches in Metro New York. With assets of $48.3 billion at March 31, 2015, we rank among the 25 largest U.S. bank holding companies and, with deposits of $28.9 billion at that date, we also rank among its 25 largest depositories.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In support of this mission, we maintain a consistent business model, as described below:

—	We originate multi-family loans on non-luxury apartment buildings in New York City that are subject to rent regulation and feature below-market rents;

—	We underwrite our loans in accordance with conservative credit standards in order to maintain a high level of asset quality;

—	We originate one-to-four family loans through our proprietary web-based mortgage banking platform and sell the vast majority of those loans to government-sponsored enterprises (“GSEs”), servicing retained;

—	We are intent upon maintaining an efficient operation; and

—	We grow through accretive acquisitions of other financial institutions, branches, and/or deposits.

The merits of this time-tested business model are reflected in the following achievements:

—	We are a leading producer of multi-family loans for portfolio in New York City;

—	We have produced a consistent record of above-average asset quality;

—	We rank among the nation’s top 20 aggregators of one-to-four family loans;

—	We consistently rank among the nation’s most efficient bank holding companies; and

—	We have generated solid earnings and maintained a consistent position of capital strength.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest.

The following table summarizes the high, low, and average five- and ten-year Constant Maturity Treasury (“CMT”) rates in the three months ended March 31, 2015, December 31, 2014, and March 31, 2014:

	5-Year CMT For the Three Months Ended			10-Year CMT For the Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014	March 31, 2015	December 31, 2014	March 31, 2014
High	1.70%	1.76%	1.77%	2.24%	2.45%	3.01%
Low	1.18	1.37	1.44	1.68	2.07	2.60
Average	1.46	1.60	1.60	1.97	2.28	2.77

In addition, residential mortgage interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the first three months of 2015, residential mortgage interest rates declined from the levels in the trailing and year-earlier quarters and, as a result, the volume of one-to-four family loans we produced for sale rose. One-to-four family loan originations rose $517.5 million sequentially and $855.4 million year-over-year to $1.5 billion, and income from originations (which is included in “Mortgage banking income”) rose $6.8 million and $11.7 million, respectively, during the corresponding periods, to $15.5 million.

The impact of market interest rates on our multi-family and commercial real estate lending is far less overt than the impact on our production of one-to-four family mortgage loans. Because the multi-family and commercial real estate loans we produce generate prepayment penalty income when they repay, the impact of repayment activity can be especially meaningful. In the first quarter of 2015, prepayment penalty income rose $8.3 million and $9.8 million, respectively, from the levels recorded in the trailing and year-earlier quarters to $30.1 million, primarily reflecting an increase in property transactions as borrowers took advantage of the increase in property values in our primary market niche.

Reflecting the sequential rise in prepayment penalty income, our net interest income rose $9.1 million sequentially to $292.8 million and our net interest margin grew seven basis points to 2.68%. While our net interest margin fell four basis points year-over-year over, net interest income rose $8.6 million from the year-earlier level, largely reflecting the increase in prepayment penalty income recorded over that time.

Also less overt, but nonetheless having an impact on our operations, has been the significant increase in regulation and supervision required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act” or, more simply “Dodd-Frank”). For example, as a bank holding company with assets in the range of $10 billion to $50 billion, we submitted our 2014 Dodd-Frank Act Stress Test (“DFAST”) report, including the results of our stress tests, to the FRB in March 2015. The results of our stress tests will be disclosed in June of this year.

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

Essentially, a bank is designated a SIFI when its total consolidated assets average more than $50 billion over the four most recent quarters. In the third quarter of 2014, we began taking steps to manage our assets below the threshold for a SIFI bank. Reflecting the specific actions we took in the first quarter of this year, we recorded total assets of $48.3 billion at March 31, 2015, as compared to $48.6 billion at December 31, 2014. In the three months ended March 31, 2015, we sold $553.3 million of loans, largely through participations, and reduced our securities portfolio by $135.9 million through a combination of repayments and calls.

The reduction in assets was largely offset by the production of multi-family and commercial real estate loans totaling $2.3 billion in the first quarter of this year.

Because of our unique lending niche and our conservative underwriting standards, the losses on loans we experienced during and since the 2008 economic crisis have been well below the averages for our industry peers. The first quarter of 2015 was our fourth consecutive quarter with net recoveries instead of net charge-offs, bringing the total of net recoveries to $1.3 million over the past twelve months. In addition, non-performing non-covered assets represented 0.29% of total non-covered assets at the end of the quarter, and non-performing non-covered loans represented 0.19% of total non-covered loans.

While the quality of our assets generally reflects the nature of our primary lending niche and the benefit of conservative underwriting, it also reflects the direction of property values and economic conditions in the markets where our held-for-investment loans are produced.

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended March 31, 2015, December 31, 2014, and March 31, 2014. While unemployment declined year-over-year in each of these markets, the sequential comparison indicates a linked-quarter increase in New York City, as well as in Florida, Ohio, and New York State.

	For the Month Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Unemployment rate:
United States	5.5%	5.6%	6.6%
New York City	6.5	6.4	8.1
Arizona	5.4	6.5	7.3
Florida	5.5	5.4	6.4
New Jersey	6.8	5.7	7.6
New York	5.8	5.7	7.2
Ohio	5.4	4.7	6.2

(Source: U.S. Department of Labor)

Yet another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table shows the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	March 2015	December 2014	March 2014
Change in prices:	(0.1)%	0.8%	1.5%

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to this index, home prices rose 4.2% across the U.S. in the twelve months ended February 2015, as compared to 4.6% and 0.2%, respectively, in the twelve months ended December 2014 and March 2014.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 481,000 in March 2015, according to estimates set forth in a U.S. Commerce Department report issued on April 23, 2015. The March 2015 rate was 11.4% lower than the rate reported in February 2015 and 19.4% above the rate reported in March 2014.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 81.1% of our multi-family loans and 87.6% of our commercial real estate loans are secured by properties in New York, with Manhattan accounting for 34.8% and 51.8% of our multi-family and commercial real estate loans, respectively. As reflected in the following table, residential rental vacancy rates improved modestly linked-quarter, while office vacancy rates in Manhattan rose to a slightly greater degree during the same time.

	For the Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Residential rental vacancy rates:
New York	4.6%	4.7%	5.9%
Manhattan office vacancy rate:	10.0	9.7	11.1

Notwithstanding the inconsistency in economic indices in the current first quarter, the Consumer Confidence Index® moved up to 101.4 in March 2015 from 92.6 in December and from 82.3 in March 2014. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

On April 28, 2015, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on May 22, 2015 to shareholders of record at the close of business on May 11, 2015.

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

The methodology used for the allocation of the allowance for non-covered loan losses at March 31, 2015, December 31, 2014, and March 31, 2014 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that were probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on our evaluation of incurred losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and/or events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. We apply this classification as necessary to non-covered loans individually evaluated for impairment in our portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans for which the terms have been modified, resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

We generally measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated costs to sell, or the present value of the expected cash flows, is less than the recorded investment in the loan, any shortfall is promptly charged off.

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

The allocation methodology consists of the following components: (1) First, we determine an allowance for loan losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. (2) The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. (3) Lastly, we allocate an allowance for loan losses to qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management which, include, but are not limited to:

—	Changes in lending policies and procedures, including changes in underwriting standards and collection, and charge-off and recovery practices;
—	Changes in international, national, regional, and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;
—	Changes in the nature and volume of the portfolio and in the terms of loans;

—	Changes in the volume and severity of past-due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
—	Changes in the quality of our loan review system;
—	Changes in the value of the underlying collateral for collateral-dependent loans;
—	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
—	Changes in the experience, ability, and depth of lending management and other relevant staff; and
—	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

By considering the factors discussed above, we determine an allowance for loan losses that is applied to each significant loan portfolio segment to determine the total allowance for loan losses.

In the first quarter of 2015, we changed the historical loss period we use to determine the allowance for loan losses on non-covered loans from a rolling 16-quarter look-back period to a rolling 24-quarter look-back period, as we believe this to be a more appropriate reflection of the Company’s historical loss experience. This change has not had a significant effect on the allowance for losses on non-covered loans, nor is it expected to do so for the foreseeable future.

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

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, we periodically perform an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, during the loss share recovery period, if there is a decrease in expected cash flows due to an increase in estimated credit losses as compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. During the loss share recovery period, a related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the applicable loss sharing agreement percentage.

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

Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the three months ended March 31, 2015.

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

On March 31, 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company are summarized below:

—	New York State tax is now determined by measuring the apportioned income of the combined group of all domestic affiliates of a New York taxpayer that participate in a unitary business relationship, rather than by applying differing rules based on the tax status of each affiliate;
—	Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are no longer be relevant to the determination of income apportioned to New York State;
—	The statutory tax rate was reduced from 7.1% to 6.5%; and
—	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

While most of the provisions of this legislation are effective for fiscal years beginning in 2015, the statutory tax rate will not be reduced until 2016. It is expected that this law will result in a modest reduction in our current income tax expense. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

In April 2015, new legislation was enacted that changed the tax laws of New York City that are applicable to the Company in a manner similar to the changes that were made to the New York State laws described above. These changes were also effective January 1, 2015. However, the New York City laws would differ from the New York State laws in certain ways including by:

—	Retaining an alternative tax on capital;
—	Measuring the apportionment of income to New York City by a weighted average of the measured New York City receipts (primarily based on customer location), payroll, and property. However, the payroll and property factors are phased out over three years, at which time the apportionment rules will be identical to those for New York State;
—	For financial institutions with total assets below $100 billion, the New York City statutory tax rate drops from 9% to 8.85%; and
—	Tax relief is provided for net income earned on residential portfolio loans that are secured by rent-regulated units or situated in low-income communities in New York City. This benefit is phased out for financial institutions with total assets between $100 billion and $150 billion.

Since the law was enacted in April, the impact of the New York City tax legislation will first be reflected in our earnings for the three months ended June 30, 2015.

These changes in the tax laws of New York City will result in a one-time reduction in deferred tax expense of approximately $1.5 million in the second quarter and a modest increase in the ongoing income tax expense of the Company. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

Balance Sheet Summary

Loans

At March 31, 2015, loans, net represented $35.5 billion, or 73.6%, of total assets, a $128.5 million decrease from the balance at December 31, 2014. Included in the March 31st amount were covered loans, net of $2.3 billion; non-covered loans held for investment, net of $32.9 billion; and non-covered loans held for sale of $351.5 million, as more fully discussed below.

Covered Loans

        “Covered loans” refers to the loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At March 31, 2015, covered loans represented $2.3 billion, or 6.6%, of the total loan balance, an $87.2 million decrease from the balance at December 31, 2014. In addition to repayments, the reduction reflects $14.2 million of non-residential loans acquired in the Desert Hills transaction that are no longer covered by our FDIC loss sharing agreements, in accordance with their terms. These loans are now classified as “purchased credit-impaired” (“PCI ”) loans and are included in the balance of non-covered “Other loans” at March 31, 2015.

One-to-four family loans represented $2.2 billion of total covered loans at the end of the current first quarter, with all other loan types (primarily consisting of home equity lines of credit, or “HELOCs”) representing $188.7 million, combined.

Covered one-to-four family loans include both fixed and adjustable rate loans. At March 31, 2015, $1.7 billion, or 70.3%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.27%. The remainder of the covered loan portfolio consisted of fixed rate loans at that date. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered one-to-four family loans and covered other real estate owned (“OREO”).

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at March 31, 2015:

(in thousands)
California	$ 410,461
Florida	391,654
Arizona	174,324
Ohio	150,350
Massachusetts	115,312
Michigan	107,149
New York	83,227
Illinois	82,466
Maryland	64,571
New Jersey	57,556
Nevada	56,038
Minnesota	52,757
Washington	50,785
All other states	544,778

Total covered loans	$2,341,428

Non-Covered Loans Held for Investment

Non-covered loans held for investment represented $33.0 billion, or 92.5%, of total loans at the end of the current first quarter, down $12.9 million from the balance at December 31, 2014. In addition to multi-family loans and commercial real estate (“CRE”) loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and other loans, with specialty finance loans and leases and other commercial and industrial (“C&I”) loans comprising the bulk of the “Other loan” portfolio.

In the first quarter of 2015, we sold $553.3 million of loans, largely through participations, in connection with our current focus on managing our assets below the SIFI threshold, as mentioned in the Executive Summary. During this time, we also produced $2.7 billion of loans for investment, including $2.3 billion of multi-family and CRE loans, combined.

The following table presents information about the loans held for investment we originated in the three months ended March 31, 2015, December 31, 2014, and March 31, 2014:

	For the Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Mortgage Loans Originated for Investment:
Multi-family	$1,674,446	$1,879,470	$1,946,585
Commercial real estate	610,874	417,715	472,673
One-to-four family	788	24,525	85,209
Acquisition, development, and construction	70,794	17,351	55,929

Total mortgage loans originated for investment	$2,356,902	$2,339,061	$2,560,396

Other Loans Originated for Investment:
Specialty finance	$230,670	$ 296,310	$104,941
Other commercial and industrial	91,501	89,894	151,034
Other	1,676	1,386	1,584

Total other loans originated for investment	$323,847	$ 387,590	$257,559

Total loans originated for investment	$2,680,749	$2,726,651	$2,817,955

The individual held-for-investment loan portfolios are discussed below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on this niche, multi-family loan originations represented $1.7 billion, or 62.5%, of the total held-for-investment loans we produced in the first three months of this year.

At March 31, 2015, multi-family loans represented $23.5 billion, or 71.1%, of total non-covered loans held for investment, a $381.7 million decrease from the balance at December 31st. In addition to a modest decline in originations, the reduction in multi-family loans reflects an increase in property transactions and refinancing activity (which resulted in higher prepayment penalty income) and the sale of $410.5 million of multi-family loans, largely through participations. The average multi-family loan had a principal balance of $4.9 million at the end of the current first quarter, as compared to $5.0 million at December 31st.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At March 31, 2015 and December 31, 2014, the expected weighted average life of the multi-family loan portfolio was 2.6 years and 3.0 years, respectively.

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

Commercial Real Estate Loans

In the first three months of 2015, CRE loans represented $610.9 million, or 22.8%, of the loans we originated for investment, a $193.2 million increase from the volume produced in the trailing quarter and a $138.2 million increase from the volume produced in the year-earlier three months.

At March 31, 2015, CRE loans represented $7.8 billion, or 23.7%, of total loans held for investment, a $188.5 million increase from the balance at December 31, 2014. The average CRE loan had a principal balance of $5.2 million and $5.0 million at the corresponding dates.

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

Prepayment penalties apply to our CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the expected weighted average life of the CRE portfolio was 3.2 years at both March 31, 2015 and December 31, 2014.

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

One-to-Four Family Loans

Consistent with our short-term focus on containing the growth of our assets, we limited the volume of one-to-four family loans we produced for investment, and reduced our portfolio of such loans by $33.9 million to $105.1 million in the three months ended March 31, 2015. Originations of held-for-investment one-to-four family loans fell to $788,000 in the current first quarter from $24.5 million and $85.2 million in the trailing and year-earlier three months, respectively.

Acquisition, Development, and Construction Loans

ADC loans held for investment rose $50.4 million sequentially, to $308.5 million, representing 0.94% of total held-for-investment loans at the end of March. The increase in the March 31st balance reflects a rise in originations, which totaled $70.8 million in the current three-month period.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the three months ended March 31, 2015 and 2014, we recovered losses against guarantees of $144,000 and $40,000, respectively.

Other Loans

Other loans represented $1.3 billion, or 4.0%, of total loans held for investment at the end of the current first quarter, and were up $163.7 million from the balance at December 31st. Specialty finance loans and leases accounted for $632.9 million of the March 31st balance, reflecting a modest three-month increase, while other C&I loans represented $628.3 million, reflecting a $151.9 million rise. The latter increase reflects the transfer of certain other C&I loans in the amount of $153.6 million from “held for sale” to “held for investment” in the first three months of this year.

The remainder of the “other loan” portfolio includes non-covered PCI loans, home equity loans, and HELOCs, as well as consumer loans, most of which were originated by our pre-2009 merger partners prior to their joining the Company.

Specialty Finance Loans and Leases

Our specialty finance subsidiary is based in Foxboro, Massachusetts, and staffed by a group of industry veterans with expertise in originating and underwriting senior secured debt and equipment loans and leases. The subsidiary participates in syndicated loans that are brought to us, and equipment loans and leases that are assigned to us, by a select group of nationally recognized sources, and generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

The loans and leases we fund fall into three distinct categories (asset-based lending, dealer floor-plan lending, and equipment loan and lease financing). Each of these credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancelable lease. The pricing of our asset-based and dealer floor-plan loans are at floating rates predominately tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over treasuries.

Other Commercial and Industrial Loans

In contrast to the loans produced by our specialty finance subsidiary, the other C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. The other C&I loans we produce are tailored to meet the specific needs of our borrowers, and include term loans, revolving lines of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of other C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of other C&I loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. Other C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

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

In accordance with the Banks’ policies, all loans are reviewed by the Mortgage Committee or the Credit Committee, as applicable, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At March 31, 2015, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at that date. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of the date of this report, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2015:

	At March 31, 2015
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 8,156,021	34.78%	$4,054,841	51.83%
Brooklyn	4,215,039	17.97	603,683	7.72
Bronx	2,886,930	12.31	202,689	2.59
Queens	2,494,222	10.64	707,104	9.04
Staten Island	67,395	0.29	40,434	0.52

Total New York City	$17,819,607	75.99%	$5,608,751	71.70%

Long Island	448,306	1.91	1,035,919	13.24
Other New York State	739,487	3.15	206,962	2.65
All other states	4,442,787	18.95	971,188	12.41

Total	$23,450,187	100.00%	$7,822,820	100.00%

At March 31, 2015, the largest concentration of one-to-four family loans held for investment was located in New York and totaled $27.0 million; the largest concentration of ADC loans held for investment was located in New York City and totaled $238.4 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

At March 31, 2015, non-covered loans held for sale totaled $351.5 million, a $27.9 million reduction from the balance at December 31st. Reflecting the transfer of other C&I loans in the amount of $153.6 million from “held-for-sale” to “held-for-investment” in the current first quarter, all of our held-for-sale loans were one-to-four family loans at March 31st.

In the first three months of 2015, originations of one-to-four family loans for sale totaled $1.5 billion, exceeding the trailing-quarter volume by $517.5 million and the year-earlier volume by $855.4 million. The increase in the production of one-to-four family loans held for sale was indicative of the low level of residential mortgage interest rates in the current first quarter, which triggered an increase in home purchases and refinancing activity.

Most of our one-to-four family loans are produced by our mortgage banking operation, which serves approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—who utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans throughout the United States.

The vast majority of the held-for-sale loans we produce are agency-conforming loans sold to GSEs. To a much lesser extent, we utilize our mortgage banking platform to originate fixed-rate jumbo loans under contract for sale to other financial institutions. Of the loans we originated for sale in the first quarter of 2015, all but $123.7 million, or 8.3%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At March 31, 2015 and 2014, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.2 million and $8.5 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	For the Three Months Ended March 31,
	2015	2014
(in thousands)
Balance, beginning of period	$8,160	$8,460
Repurchase losses	(41)	--
Recoveries	65	--

Balance, end of period	$8,184	$8,460

Indemnified and Repurchased Loans

The following table sets forth our activity with regard to repurchased loans and the loans we indemnified for GSEs during the periods indicated:

	For the Three Months Ended March 31,
	2015		2014
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	31	$7,916	29	$7,143
New indemnifications	3	460	--	--
New repurchases	2	543	6	1,228
Principal payoffs	(2)	(939)	(1)	(62)
Principal payments	--	(63)	--	(55)

Balance, end of period (1)	34	$7,917	34	$8,254

(1)	Of the 34 period-end loans, 19 loans with an aggregate principal balance of $4.5 million were repurchased, and are now held for investment. The other 15 loans, with an aggregate principal balance of $3.4 million, are indemnified and are all performing as of the date of this report.

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

Repurchase and Indemnification Requests

The following table sets forth our repurchase and indemnification requests during the periods indicated:

	For the Three Months Ended March 31,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	24	$6,189	18	$4,057
New repurchase requests (2)	25	6,265	18	4,304
Successful rebuttal/rescission	(23)	(5,071)	(13)	(3,310)
New indemnifications (3)	(3)	(460)	--	--
Loan repurchases (4)	(2)	(543)	(6)	(1,228)

Balance, end of period (5)	21	$6,380	17	$3,823

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	The two loans repurchased during the three months ended March 31, 2015 were originated through our mortgage banking operation. Of the six loans repurchased during the three months ended March 31, 2014, two were originated through our mortgage banking operation and four were originated by a bank we acquired in 2007.
(5)	Of the 21 period-end requests as of March 31, 2015, 20 were from Fannie Mae and one was from Freddie Mac. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase the loan.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At March 31, 2015, we had outstanding loan commitments of $3.0 billion, reflecting a $475.8 million increase from the level at December 31st. Commitments to originate loans held for investment represented $2.2 billion of the March 31st total, and commitments to originate loans held for sale represented the remaining $794.2 million. At December 31, 2014, the respective commitments were $2.1 billion and $494.6 million.

Multi-family and CRE loans together represented $1.0 billion of held-for-investment loan commitments at the end of the current first quarter, while ADC and other loans represented $333.0 million and $866.5 million, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $455.6 million and commitments to originate other C&I loans of $363.8 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $252.6 million at March 31, 2015, as compared to $201.0 million at year-end 2014. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets totaled $133.4 million at the end of the current first quarter, a $5.5 million reduction from the balance at December 31, 2014. The March 31st balance represented 0.29% of total non-covered assets, while the December 31st balance represented 0.30% of total non-covered assets.

The three-month decline was the net effect of a $13.9 million reduction in non-performing non-covered loans to $63.1 million and an $8.4 million increase in OREO to $70.3 million. The decline in non-performing non-covered loans was partially due to the transfer of a $9.1 million multi-family loan to OREO in the current first quarter, which also accounted for the rise in OREO. Non-performing non-covered loans represented 0.19% of total non-covered loans at the end of the current first quarter, an improvement from 0.23% at December 31st.

The following table sets forth the changes in non-performing non-covered loans over the three months ended March 31, 2015:

(in thousands)
Balance at December 31, 2014	$76,950
New non-accrual	1,918
Charge-offs	(500)
Transferred to other real estate owned	(9,108)
Loan payoffs, including dispositions and principal pay-downs	(6,021)
Restored to performing status	(142)

Balance at March 31, 2015	$63,097

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2014 to March 31, 2015:

			Change from December 31, 2014 to March 31, 2015
(dollars in thousands)	March 31, 2015	December 31, 2014	Amount	Percent

Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$18,779	$31,089	$(12,310)	(39.60)%
Commercial real estate	23,698	24,824	(1,126)	(4.54)
One-to-four family	11,270	11,032	238	2.16
Acquisition, development, and construction	654	654	--	--

Total non-accrual non-covered mortgage loans	54,401	67,599	(13,198)	(19.52)
Other non-accrual non-covered loans	8,696	9,351	(655)	(7.00)

Total non-performing non-covered loans	$63,097	$76,950	$(13,853)	(18.00)%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2015 and December 31, 2014, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Properties that are acquired through foreclosure are classified as OREO. Upon acquisition, the excess of the remaining loan balance over the asset’s fair value, less the costs to sell, is charged off against the allowance for loan losses. We generally obtain an appraisal and environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2014 to March 31, 2015:

			Change from December 31, 2014 to March 31, 2015
(dollars in thousands)	March 31, 2015	December 31, 2014	Amount	Percent

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$1,594	$464	$1,130	243.53%
Commercial real estate	3,259	1,464	1,795	122.61
One-to-four family	1,244	3,086	(1,842)	(59.69)
Other loans	664	1,178	(514)	(43.63)

Total non-covered loans 30-89 days past due	$6,761	$6,192	$569	9.19%

To mitigate the potential for credit losses, we underwrite our loans in accordance with credit standards that we consider to be prudent. In the case of multi-family and CRE loans, we look first at the consistency of the cash flows being generated by the property to determine its economic value using the “income approach”, and then at the market value of the property that collateralizes the loan. The amount of the loan is then based on the lower of the two values, with the economic value more typically used.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those levels at March 31, 2015. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

To minimize the risk involved in specialty finance lending and leasing, our specialty finance subsidiary participates in syndicated loans that are brought to us, and equipment loans and leases that are assigned to us, by a select group of nationally recognized sources who have had long-term relationships with our experienced lending officers. Our specialty finance loans and leases generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

In a credit downturn, the ability of these borrowers to generate cash flows may be diminished, and their ability to repay their obligations may deteriorate. Accordingly, each of our credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancellable lease. To further minimize the risk involved in specialty finance lending and leasing, we re-underwrite each transaction. In addition, we retain outside counsel to conduct a further review of the underlying documentation.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded net recoveries of $765,000 and $113,000, respectively, in the three months ended March 31, 2015 and December 31, 2014. In the first quarter of 2014, we recorded net charge-offs of $2.6 million, which were equivalent to 0.01% of average loans.

Reflecting the net recoveries recorded in the first three months of this year, and the recovery of $870,000 from the allowance for non-covered loan losses, the allowance for losses on non-covered loans rose to $142.2 million at the end of the current first quarter from $140.0 million at December 31, 2014. The March 31st balance represented 0.42% of total non-covered loans and 221.49% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of March 31, 2015, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, one-to-four family loans, ADC loans, and other loans represented 0.32%, 0.94%, and 4.0% of total non-covered loans held for investment at the end of the current first quarter; 10.7%, 0.21%, and 0.67% of one-to-four family, ADC, and other loans were non-performing at that date.

In view of these factors, we do not believe that our level of non-performing non-covered loans will result in a comparable level of loan losses, and will not necessarily require an increase in the allowance for non-covered loan losses in any given period. As indicated, non-performing non-covered loans represented 0.19% of total non-covered loans at the end of the current first quarter, and we’ve recorded net recoveries since the second quarter of 2014.

The following table presents information about our five largest non-performing loans at March 31, 2015, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	Multi-Family	CRE	CRE
Origination Date	1/05/06	Various (2)	6/10/10	9/12/05	12/10/07
Origination Balance	$12,640,000	$4,999,999	$3,600,000	$4,300,000	$2,750,000
Full Commitment Balance (1)	$12,640,000	$4,999,999	$3,600,000	$4,300,000	$2,750,000
Balance at March 31, 2015	$10,051,317	$4,999,999	$3,138,781	$2,792,632	$1,989,722
Associated Allowance	None	None	None	None	None
Non-Accrual Date	March 2014	December 2014	September 2014	September 2013	March 2014
Origination LTV Ratio	79%	36%	67%	73%	55%
Current LTV Ratio	84%	45%	58%	53%	87%
Last Appraisal	February 2015	February 2015	September 2014	September 2014	February 2015

(1)	There are no funds available for further advances on the five largest non-performing loans.
(2)	Loan No. 2 consists of two loans with origination dates of July 13, 2010 and September 8, 2011.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -35.

No. 1 – The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex containing 314 residential units and 4 retail stores in Atlantic City, New Jersey.

No. 2 – The borrower is an owner of real estate and is based in New York. These loans are collateralized by an 87,500-square foot commercial building in Bethpage, New York.

No. 3 – The borrower is an owner of real estate and is based in New York. This loan is collateralized by a multi-family building containing 40 residential units in Hempstead, New York.

No. 4 – The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a 33,040-square foot medical/professional office building in Raritan, New Jersey.

No. 5 – The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a 23,791-square foot retail building in Somerset, New Jersey.

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at March 31, 2015 and December 31, 2014:

As of March 31, 2015 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	11	$18,482	21	$17,988
New York Commercial Bank	1	297	3	5,710

Total for New York Community Bancorp	12	$18,779	24	$23,698

As of December 31, 2014 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	13	$30,547	22	$18,962
New York Commercial Bank	2	542	4	5,862

Total for New York Community Bancorp	15	$31,089	26	$24,824

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. Loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $27.4 million; loans in connection with which forbearance agreements were reached totaled $6.3 million.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans were 89% and 91%, respectively, at March 31, 2015; in addition, our success rate was 100% for all other loan types at quarter-end.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of March 31, 2015:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 7,664	$ 6,041	$13,705
Commercial real estate	8,234	9,642	17,876
One-to-four family	--	259	259
Acquisition, development, and construction	--	654	654
Commercial and industrial	--	1,198	1,198

Total	$15,898	$17,794	$33,692

The following table presents information regarding our TDRs as of December 31, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 7,697	$17,879	$25,576
Commercial real estate	8,139	9,939	18,078
One-to-four family	--	260	260
Acquisition, development, and construction	--	654	654
Commercial and industrial	--	1,195	1,195

Total	$15,836	$29,927	$45,763

The following table sets forth the changes in TDRs over the three months ended March 31, 2015:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2014	$15,836	$29,927	$45,763
Transferred to other real estate owned	--	(9,108)	(9,108)
Transferred to accruing from non-accrual	142	(142)	--
Loan payoffs, including dispositions and principal pay-downs	(80)	(2,883)	(2,963)

Balance at March 31, 2015	$15,898	$17,794	$33,692

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2015, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current first quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered PCI Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at March 31, 2015 and December 31, 2014. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Three Months Ended March 31, 2015	At or For the Year Ended December 31, 2014
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$ 139,857	$ 141,946
Recovery of losses on non-covered loans	(870)	--
Charge-offs:
Multi-family	--	(755)
Commercial real estate	(253)	(1,615)
One-to-four family	(232)	(410)
Acquisition, development, and construction	--	--
Other loans	(313)	(5,296)

Total charge-offs	(798)	(8,076)
Recoveries	1,563	5,987

Net recoveries (charge-offs)	765	(2,089)

Balance at end of period	$ 139,752	$ 139,857

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$ 18,779	$ 31,089
Commercial real estate	23,698	24,824
One-to-four family	11,270	11,032
Acquisition, development, and construction	654	654

Total non-accrual non-covered mortgage loans	54,401	67,599
Other non-accrual non-covered loans	8,696	9,351

Total non-performing non-covered loans (1)	$ 63,097	$ 76,950
Non-covered other real estate owned (2)	70,311	61,956

Total non-performing non-covered assets	$ 133,408	$ 138,906

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.19%	0.23%
Non-performing non-covered assets to total non-covered assets	0.29	0.30
Allowance for losses on non-covered loans to non-performing non-covered loans	221.49	181.75
Allowance for losses on non-covered loans to total non-covered loans	0.42	0.42
Net charge-offs during the period to average loans outstanding during the period (3)	0.00(4)	0.01

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$ 1,594	$ 464
Commercial real estate	3,259	1,464
One-to-four family	1,244	3,086
Acquisition, development, and construction	--	--
Other loans	664	1,178

Total non-covered loans 30-89 days past due (5)	$ 6,761	$ 6,192

(1)	The March 31, 2015 and December 31, 2014 amounts exclude loans 90 days or more past due of $152.0 million and $157.9 million, respectively, that are covered by FDIC loss sharing agreements. The March 31, 2015 amount also excludes $2.9 million of non-covered PCI loans.
(2)	The March 31, 2015 and December 31, 2014 amounts exclude OREO of $31.0 million and $32.0 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans and non-covered PCI loans.
(4)	Presented on a non-annualized basis.
(5)	The March 31, 2015 and December 31, 2014 amounts exclude loans 30 to 89 days past due of $35.7 million and $41.7 million, respectively, that are covered by FDIC loss sharing agreements. The March 31, 2015 amount also excludes $10,000 of non-covered PCI loans.

Covered Loans and Covered Other Real Estate Owned

The credit risk associated with the assets acquired in our AmTrust and Desert Hills transactions has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC agreed to reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions, and to reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond that threshold. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to all other covered loans and OREO, the FDIC reimbursed us for losses for a five-year period from the date of acquisition which has since expired; the period for sharing in recoveries on all other covered loans and OREO extends for a period of eight years from the acquisition date.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables may increase if the losses increase, and may decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements are recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized.

In the first three months of 2015, we recorded FDIC indemnification income of $702,000 in “Non-interest income” in connection with an $877,000 provision for losses on covered loans. The provision was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would decline due a deterioration in credit quality. Conversely, in the first three months of 2014, we recovered $14.6 million from the allowance for covered loan losses, as an improvement in credit quality led to our expectation that the cash flows generated by certain pools of covered loans would increase. In connection with said recovery, we recorded FDIC indemnification expense of $11.7 million during the corresponding period.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the three months ended March 31, 2015 and 2014, we recorded amortization of $14.2 million and $8.0 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three months ended March 31, 2015, we received FDIC reimbursements of $5.7 million, as compared to $12.6 million in the year-earlier three months.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at March 31, 2015 and December 31, 2014, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Three Months Ended March 31, 2015	At or For the Year Ended December 31, 2014
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$ --	$ --
Commercial real estate	1,254	1,464
One-to-four family	145,235	148,967
Acquisition, development, and construction	1,572	709
Other	6,808	6,749

Total covered loans and non-covered PCI loans 90 days or more past due	$154,869	$157,889
Covered other real estate owned	31,015	32,048

Total covered assets and non-covered PCI loans	$185,884	$189,937

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$ 18,779	$ 31,089
Commercial real estate	24,952	26,288
One-to-four family	156,505	159,999
Acquisition, development, and construction	2,226	1,363
Other non-performing loans	15,504	16,100

Total non-performing loans	$217,966	$234,839
Other real estate owned	101,326	94,004

Total non-performing assets	$319,292	$328,843

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.62%	0.66%
Total non-performing assets to total assets	0.66	0.68
Allowance for loan losses to total non-performing loans	85.38	78.92
Allowance for loan losses to total loans	0.53	0.52

Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$ --	$ --
Commercial real estate	--	599
One-to-four family	32,497	37,680
Acquisition, development, and construction	--	--
Other loans	3,226	3,417

Total covered loans and non-covered PCI loans 30-89 days past due	$35,723	$41,696

Total Loans 30-89 Days Past Due:
Multi-family	$ 1,594	$ 464
Commercial real estate	3,259	2,063
One-to-four family	33,741	40,766
Acquisition, development, and construction	--	--
Other loans	3,890	4,595

Total loans 30-89 days past due	$42,484	$47,888

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at March 31, 2015:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
New Jersey	$33,182	$15,569	$48,751
New York	26,343	15,917	42,260
Florida	--	27,505	27,505
California	225	13,115	13,340
Ohio	--	9,670	9,670
Massachusetts	--	9,517	9,517
Arizona	--	6,824	6,824
Connecticut	3,225	3,316	6,541
All other states	122	50,554	50,676

Total non-performing loans	$63,097	$151,987	$215,084

Securities

Securities represented $7.0 billion, or 14.4%, of total assets at the end of the current first quarter, a $135.9 million reduction from the balance at December 31st. The linked-quarter decline was primarily due to repayments and, to a lesser extent, calls of securities. In addition, GSE obligations represented 95.5% of total securities at the end of the current first quarter, consistent with the percentage at the end of 2014.

Held-to-maturity securities represented $6.8 billion, or 97.5%, of the March 31, 2015 balance, and were down $137.8 million from the balance at December 31, 2014. At the end of March, the fair value of securities held to maturity represented 103.6% of their carrying value, as compared to 102.4% at the end of last year. Mortgage-related securities accounted for $4.0 billion and $4.1 billion, respectively, of securities held to maturity at the ends of March and December, while other securities accounted for $2.8 billion at both dates.

GSE obligations represented $6.6 billion of held-to-maturity securities at the end of the current first quarter, while capital trust notes, corporate bonds, and municipal obligations represented $65.6 million, $73.4 million, and $58.4 million, respectively. At December 31, 2014, GSE obligations accounted for $6.7 billion of held-to-maturity securities, while capital trust notes and corporate bonds represented $75.6 million and $73.3 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 7.0 years and 7.2 years at the respective period-ends.

Available-for-sale securities represented the remaining $175.7 million, or 2.5%, of total securities at the end of the current first quarter, a $1.9 million increase from the balance at December 31st. Included in the respective period-end amounts were mortgage-related securities of $18.8 million and $19.7 million, and other securities of $156.9 million and $154.1 million, respectively. The estimated weighted average life of the available-for-sale securities portfolio was 8.3 years and 8.6 years at the corresponding dates.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At March 31, 2015, the Community Bank held $426.5 million of FHLB stock, including $407.5 million of stock in the FHLB-NY and $19.0 million of stock in the FHLB-Cincinnati that was acquired in connection with the AmTrust transaction in December 2009. The Commercial Bank had $38.4 million of FHLB stock at the end of the current first quarter, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at March 31, 2015.

In the first three months of 2015, dividends from the FHLB to the Banks totaled $5.5 million and $349,000, respectively.

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

Loan repayments and sales totaled $4.3 billion in the first three months of 2015, as compared to $2.6 billion in the first three months of the prior year.

In the three months ended March 31, 2015 and 2014, cash flows from the repayment and sale of securities respectively totaled $275.6 million and $244.2 million, while purchases of securities totaled $135.0 million and $237.3 million in the corresponding periods. Consistent with our business model, the cash flows from loans and securities were primarily deployed into the production of held-for-investment multi-family loans and CRE loans.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. While there have been times we have chosen not to compete actively for deposits (depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand), we continued to grow our deposits organically in the first quarter of 2015.

Reflecting the success of the Company’s deposit-gathering efforts, deposits rose $602.7 million from the December 31st balance to $28.9 billion at March 31st. Reflecting both deposit growth and the decline in total assets, deposits represented 60.0% of total assets at the end of the current first quarter, as compared to 58.3% at the end of 2014.

Retail deposits accounted for the bulk of the increase, rising $562.1 million to $21.9 billion at the end of March. Institutional deposits also rose during this time, by $171.7 million, to $2.4 billion. These increases were only partly offset by a $27.6 million decline in municipal deposits to $820.2 million and by a $103.6 million decline in brokered deposits to $3.8 billion, as further discussed below.

The linked-quarter increase in deposits was primarily due to a $646.8 million increase in savings accounts to $7.7 billion, together with a $448.2 million rise in non-interest-bearing accounts to $2.8 billion. NOW and money market accounts also rose during this time, by $79.9 million, to $12.6 billion at March 31st. The benefit of these increases was partly offset by the impact of a $572.2 million decline in certificates of deposit (“CDs”) to $5.8 billion, representing 20.2% of total deposits at the current first-quarter end.

The linked-quarter reduction in brokered deposits was the net effect of a $138.5 million decrease in brokered money market accounts to $2.4 billion and a $34.9 million increase in brokered demand deposit accounts to $1.4 billion. The balance of brokered CDs was $3.5 million at both March 31, 2015 and December 31, 2014. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, junior subordinated debentures. Reflecting a $962.1 million decline in wholesale borrowings to $12.9 billion, borrowed funds fell a like amount over the course of the quarter to $13.3 billion at March 31, 2015.

Wholesale Borrowings

In tandem with the growth of our deposits, we have reduced our use of wholesale borrowings to some degree. Wholesale borrowings totaled $12.9 billion and $13.9 billion, respectively, at March 31, 2015 and December 31, 2014, representing 26.7% and 28.6% of total assets at the corresponding dates.

The balance of FHLB advances declined $1.2 billion over the course of the quarter to $9.0 billion at March 31st. While the balance of repurchase agreements was $3.4 billion at the end of both quarters, the balance of fed funds purchased rose $235.0 million linked-quarter to $495.0 million at the current first quarter-end.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans. In addition to $8.5 billion of FHLB-NY advances, the March 31st balance included $488.3 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition.

At March 31, 2015, $5.9 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Junior Subordinated Debentures

At March 31, 2015 and December 31, 2014, junior subordinated debentures totaled $358.4 million.

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

In the first three months of 2015, we continued to manage our interest rate risk by taking the following actions: (1) We emphasized the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of C&I loans, which feature floating interest rates; and (3) We increased our core deposits and reduced our wholesale borrowings.

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

At March 31, 2015, our one-year gap was a negative 15.21%, as compared to a negative 15.92% at December 31, 2014. The modest change in our one-year gap was primarily attributable to a decrease in borrowed funds maturing in one year, coupled with an increase in projected loan prepayments, which was partially offset by an increase in the amount of deposits expected to mature in one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2015 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2015 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 25% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 25% and 17% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 59% for the first five years and 41% for years six through ten. NOW accounts were assumed to decay at a rate of 74% for the first five years and 26% for years six through ten. The comprehensive statistical analysis was updated in the second quarter of 2014 to incorporate updated deposit data and modeling assumptions, and resulted in no decay rates beyond ten years. The change in the decay assumptions was made due to the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 86% for the first five years and 14% for years six through ten.

Interest Rate Sensitivity Analysis

	At March 31, 2015
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 4,076,326	$ 6,046,401	$12,105,869	$9,006,717	$ 4,055,318	$ 351,525	$35,642,156
Mortgage-related securities (2)(3)	70,316	144,484	331,456	112,729	2,998,611	316,314	3,973,910
Other securities and money market investments (2)	591,607	1,392	64,784	3,193	2,650,648	145,343	3,456,967

Total interest-earning assets	4,738,249	6,192,277	12,502,109	9,122,639	9,704,577	813,182	43,073,033

INTEREST-BEARING LIABILITES:
NOW and money market accounts	6,442,495	724,013	859,125	2,041,096	2,562,730	--	12,629,459
Savings accounts	698,625	3,020,514	629,995	209,212	3,140,058	--	7,698,404
Certificates of deposit	1,344,641	3,257,539	1,155,206	68,338	21,800	865	5,848,389
Borrowed funds	2,583,690	200,373	1,207,368	4,578,037	4,550,436	144,498	13,264,402

Total interest-bearing liabilities	11,069,451	7,202,439	3,851,694	6,896,683	10,275,024	145,363	39,440,654

Interest rate sensitivity gap per period (4)	$(6,331,202)	$(1,010,162)	$ 8,650,415	$2,225,956	$ (570,447)	$ 667,819	$ 3,632,379

Cumulative interest rate sensitivity gap	$(6,331,202)	$(7,341,364)	$1,309,051	$3,535,007	$2,964,560	$3,632,379

Cumulative interest rate sensitivity gap as a percentage of total assets	(13.12)%	(15.21)%	2.71%	7.33%	6.14%	7.53%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	42.80%	59.82%	105.92%	112.18%	107.54%	109.21%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of March 31, 2015, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 1.78% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates by a constant prepayment rate of 1.86% per annum.

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

Based on the information and assumptions in effect at March 31, 2015, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(3.49) %
+200	(9.83)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2015, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(4.59)%
+200	(8.00)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2015, our analysis indicated that an immediate flattening of the yield curve would be expected to result in a 6.12% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 3.14% increase in net interest income over such time.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $582.6 million and $564.2 million, respectively, at March 31, 2015 and December 31, 2014. As in the past, our portfolios of loans and securities provided liquidity in the current three-month period, with cash flows from the repayment and sale of loans totaling $4.3 billion and cash flows from the repayment and sale of securities totaling $275.6 million.

Additional liquidity stems from the deposits we gather organically or acquire in business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2015, our available borrowing capacity with the FHLB-NY was $8.8 billion. In addition, the Community Bank and the Commercial Bank had $173.7 million in available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enables them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At March 31, 2015, the maximum amount the Community Bank could borrow from the FRB-NY was $1.1 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $165.3 million. There were no borrowings against the respective lines of credit at that date.

Our primary investing activity is loan production. In the first three months of 2015, the combined volume of loans originated for sale and for investment was $4.2 billion. During this time, the net cash provided by investing activities totaled $417.9 million. Our operating activities provided net cash of $76.3 million in the current first quarter, and our financing activities used net cash of $475.9 million during this time.

CDs due to mature in one year or less from March 31, 2015 totaled $4.6 billion, representing 78.7% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended March 31, 2015, the Banks paid dividends totaling $115.0 million to the Parent Company, leaving $156.2 million that they could dividend to the Parent Company without regulatory approval at that date. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved. Additional sources of liquidity available to the Parent Company at March 31, 2015 included $68.5 million in cash and cash equivalents and $2.0 million of available-for-sale securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At March 31, 2015, we held derivative financial instruments with a notional value of $4.1 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity totaled $5.8 billion at the end of the current first quarter, a $13.0 million increase from the balance recorded at December 31, 2014. The respective balances were equivalent to 12.01% and 11.91% of total assets, as well as book values of $13.04 and $13.06 per share.

We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At March 31, 2015 and December 31, 2014, we had shares outstanding of 444,277,802 and 442,587,190, respectively.

Tangible stockholders’ equity rose $14.6 million from the year-end 2014 balance to $3.4 billion at the end of March, after the distribution of quarterly cash dividends totaling $110.9 million. Tangible stockholders’ equity represented 7.32% and 7.24% of tangible assets at the end of March and December, and represented book values of $7.55 and $7.54 per share at the corresponding dates.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both March 31, 2015 and December 31, 2014, we recorded goodwill of $2.4 billion; we recorded CDI of $6.4 million and $7.9 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear earlier in this report.)

Both stockholders’ equity and tangible stockholders’ equity include AOCL. AOCL declined $3.0 million from the balance at the end of December to $52.7 million at March 31st. The reduction was the net effect of a $1.7 million rise in the net unrealized gain on available-for-sale securities to $4.7 million; a $1.2 million decline in the net unrealized loss on pension and post-retirement obligations to $52.0 million; and a modest decline in the net unrealized loss on the non-credit portion of OTTI losses on securities to $5.4 million over the three months ended March 31, 2015.

At March 31, 2015, our capital measures continued to exceed the minimum federal requirements for a bank holding company, which reflect the new capital rules under Basel III that took effect on January 1st of this year. The following table sets forth our Common Equity Tier 1, Tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At March 31, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,413,005	10.98%	$3,499,415	11.25%	$3,948,666	12.70%	$3,499,415	7.56%
Minimum for capital adequacy purposes	1,399,398	4.50	1,865,864	6.00	2,487,819	8.00	1,850,444	4.00

Excess	$2,013,607	6.48%	$1,633,551	5.25%	$1,460,847	4.70%	$1,648,971	3.56%

The impact of the new Basel III capital rules is primarily reflected in the Tier 1 capital of the Company. In accordance with these rules, which call for the phase-out of trust preferred securities as Tier 1 capital, only 25% of our trust preferred securities were included in Tier 1 capital at March 31, 2015. Based on the March 31, 2015 balance of the Company’s trust preferred securities, the phase-out of 75% of our trust preferred securities reduced our Tier 1 capital by $259.2 million, our Tier 1 leverage capital ratio by 56 basis points, and our Tier 1 to risk-weighted assets ratio by 83 basis points at that date. The Tier 1 and total capital to risk-weighted assets ratios were also negatively impacted by changes in the calculation of risk-weighted assets under Basel III.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at March 31, 2015, in accordance with the new rules under Basel III:

Regulatory Capital Analysis (New York Community Bank)

	At March 31, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,306,555	11.73%	$3,306,555	11.73%	$3,483,970	12.35%	$3,306,555	7.83%
Minimum for capital adequacy purposes	1,268,982	4.50	1,691,976	6.00	2,255,969	8.00	1,688,571	4.00

Excess	$2,037,573	7.23%	$1,614,579	5.73%	$1,228,001	4.35%	$1,617,984	3.83%

Regulatory Capital Analysis (New York Commercial Bank)

	At March 31, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$372,521	11.87%	$372,521	11.87%	$385,128	12.28%	$372,521	9.01%
Minimum for capital adequacy purposes	141,171	4.50	188,229	6.00	250,971	8.00	165,411	4.00

Excess	$231,350	7.37%	$184,292	5.87%	$134,157	4.28%	$207,110	5.01%

As of March 31, 2015, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum Common Equity Tier 1 ratio of 6.50%; a minimum Tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended March 31, 2015

We generated earnings of $119.3 million, or $0.27 per diluted share, in the first three months of 2015, as compared to $131.2 million, or $0.30 per diluted share in the trailing quarter, and to $115.3 million, or $0.26 per diluted share, in the first three months of 2014.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the first quarter of 2015, the average five-year CMT fell to 1.46% from 1.60% in both the trailing and year-earlier quarters. Meanwhile, the average ten-year CMT fell to 1.97% from 2.28% in the trailing quarter and from 2.77% in the year-earlier three months.

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

Net interest income rose $9.1 million sequentially and $8.6 million year-over-year to $292.8 million in the three months ended March 31, 2015. The linked-quarter rise was the net effect of a $6.1 million increase in interest income to $428.9 million and a $3.0 million reduction in interest expense to $136.1 million. The year-over-year increase was the net effect of a $13.6 million increase in interest income and a $5.0 million increase in interest expense. Although the Company’s net interest margin dropped four basis points year-over-year, it rose seven basis points linked-quarter, to 2.68% in the first quarter of 2015.

The following factors contributed to the linked-quarter increases in net interest income and net interest margin:

—	Prepayment penalty income contributed $30.1 million to net interest income in the current first quarter, up $8.3 million from the level contributed in the fourth quarter of 2014. The increase was largely attributable to an increase in property transactions and refinancing activity in the Company’s multi-family lending niche. Similarly, prepayment penalty income contributed 28 basis points to the Company’s current first-quarter margin, as compared to 20 basis points in the fourth quarter of last year. Absent the contributions of prepayment penalty income in the respective quarters, the margin would have declined one basis point in the first quarter of 2015.

—	Interest-earning assets averaged $43.5 billion in the current first quarter, a $112.8 million decrease from the average balance in the trailing three-month period. The decrease was the net effect of a $175.6 million rise in the average balance of loans to $36.0 billion, and a $288.4 million decrease in the average balance of securities and money market investments to $7.5 billion. Notwithstanding the decrease in the average balance of interest-earning assets, the average yield rose eight basis points linked-quarter, as the average yields on loans and on securities and money market investments rose six and 14 basis points, respectively, to 4.06% and 3.43%. The decline in the average balance of interest-earning assets was not unexpected, given the steps taken by management to limit asset growth in the quarter; the increase in the average yield was primarily due to the aforementioned rise in prepayment penalty income, in addition to yield maintenance fees received on securities that prepaid in the first three months of this year.

—	Interest-bearing liabilities averaged $40.2 billion in the current first quarter, down $108.1 million from the average balance in the fourth quarter of 2014. The decrease was the net effect of a $108.8 million decline in the average balance of interest-bearing deposits to $26.0 billion and a nominal increase in the average balance of borrowed funds to $14.2 billion. The average cost of funds was 1.37% in both quarters, as the average cost of interest-bearing deposits rose a single basis point to 0.63% linked-quarter, and the average cost of borrowed funds declined by a like amount to 2.72%. The modest increase in the cost of interest-bearing deposits also was not unexpected, given management’s focus on increasing core deposits and the related increase in interest rates paid on such accounts.

The following factors contributed to the year-over-year increase in net interest income and the modest decline in net interest margin:

—	Prepayment penalty income rose $9.8 million year-over-year and contributed nine basis points more to the current first- quarter margin than it contributed to the margin in the first quarter of last year.

—	Average interest-earning assets rose $2.0 billion year-over-year, as a $2.9 billion increase in the average loan balance more than offset the impact of a $976.6 million decline in the average balance of securities and money market investments. The benefit of the increase in the average balance of interest-earning assets exceeded the impact of a five-basis point reduction in the average yield. While the average yield on securities and money market investments rose 14 basis points year-over-year, the average yield on loans fell 13 basis points, primarily reflecting the replenishment of the portfolio with lower-yielding loans.

—	Average interest-bearing liabilities rose $1.6 billion year-over-year, as the average balance of interest-bearing deposits rose $2.4 billion, and the average balance of borrowed funds fell $803.3 million. The impact of the increase in the average balance of interest-bearing liabilities was somewhat tempered by the benefit of a one-basis point decline in the average cost of funds. While the average cost of interest-bearing deposits and borrowed funds rose five and 10 basis points, respectively, from the year-earlier level, the average cost of interest-bearing liabilities was favorably impacted by declines in the average balances of CDs and borrowed funds.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	March 31, 2015			December 31, 2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$35,960,395	$364,504	4.06%	$35,784,839	$358,298	4.00%
Securities and money market investments (2)(3)	7,542,579	64,409	3.43	7,830,979	64,505	3.29

Total interest-earning assets	43,502,974	428,913	3.95	43,615,818	422,803	3.87
Non-interest-earning assets	5,266,578			5,254,694

Total assets	$48,769,552			$48,870,512

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,366,830	$11,052	0.36%	$12,478,182	$11,109	0.35%
Savings accounts	7,528,983	12,333	0.66	7,100,938	11,254	0.63
Certificates of deposit	6,085,108	17,116	1.14	6,510,626	18,657	1.14

Total interest-bearing deposits	25,980,921	40,501	0.63	26,089,746	41,020	0.62
Borrowed funds	14,245,073	95,644	2.72	14,244,337	98,101	2.73

Total interest-bearing liabilities	40,225,994	136,145	1.37	40,334,083	139,121	1.37
Non-interest-bearing deposits	2,510,976			2,545,450
Other liabilities	230,273			192,719

Total liabilities	42,967,243			43,072,252
Stockholders’ equity	5,802,309			5,798,260

Total liabilities and stockholders’ equity	$48,769,552			$48,870,512

Net interest income/interest rate spread		$292,768	2.58%		$283,682	2.50%

Net interest margin			2.68%			2.61%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended
	March 31, 2015			March 31, 2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$35,960,395	$364,504	4.06%	$33,011,094	$345,530	4.19%
Securities and money market investments (2)(3)	7,542,579	64,409	3.43	8,519,165	69,781	3.29

Total interest-earning assets	43,502,974	428,913	3.95	41,530,259	415,311	4.00
Non-interest-earning assets	5,266,578			5,342,511

Total assets	$48,769,552			$46,872,770

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,366,830	$11,052	0.36%	$10,609,142	$8,396	0.32%
Savings accounts	7,528,983	12,333	0.66	5,907,399	6,473	0.44
Certificates of deposit	6,085,108	17,116	1.14	7,023,958	19,060	1.10

Total interest-bearing deposits	25,980,921	40,501	0.63	23,540,499	33,929	0.58
Borrowed funds	14,245,073	95,644	2.72	15,048,416	97,232	2.62

Total interest-bearing liabilities	40,225,994	136,145	1.37	38,588,915	131,161	1.38
Non-interest-bearing deposits	2,510,976			2,341,013
Other liabilities	230,273			210,737

Total liabilities	42,967,243			41,140,665
Stockholders’ equity	5,802,309			5,732,105

Total liabilities and stockholders’ equity	$48,769,552			$46,872,770

Net interest income/interest rate spread		$292,768	2.58%		$284,150	2.62%

Net interest margin			2.68%			2.72%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

(Recoveries of) Provisions for Loan Losses

(Recovery of) Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on management’s periodic assessment of the adequacy of the allowance for losses on such loans which, in turn, is based on its evaluation of losses incurred in the held-for-investment loan portfolio in accordance with GAAP. This evaluation considers several factors, including the current and historical performance of the portfolio; its inherent risk characteristics; the level of non-performing non-covered loans and charge-offs; delinquency levels and trends; local economic and market conditions; declines in real estate values; and the levels of unemployment and vacancy rates.

Conversely, the Company may record a recovery from the allowance for losses on non-covered loans if, based on its periodic assessment, it has determined that the allowance is more than adequate in accordance with GAAP. Reflecting such assessment, the net recoveries recorded, and the decline in the balance of non-covered loans at the end of the quarter, the Company recovered $870,000 from the non-covered loan loss allowance in the first quarter of 2015. In the trailing and year-earlier quarters, no provision or recovery was recorded for losses on non-covered loans.

Provision for (Recovery of) Losses on Covered Loans

A provision for losses on covered loans is recorded when we have reason to believe that the cash flows from certain loans acquired in our FDIC-assisted transactions will fall short of our expectations, due to a decline in their credit quality. Conversely, when we have reason to believe that the cash flows from certain loan portfolios acquired in our FDIC-assisted transactions will exceed our expectations due to an improvement in credit quality, we reverse the previously established covered loan loss allowance by recording a recovery.

Reflecting a modest reduction in the credit quality of certain covered loans, we recorded an $877,000 provision for covered loan losses in the first quarter of 2015. Conversely, in the trailing and year-earlier quarters, we recovered $200,000 and $14.6 million, respectively, from the allowance for covered loan losses, as the credit quality of our covered loan portfolio improved.

Because our FDIC loss sharing agreements call for the FDIC to reimburse us for a portion of our losses on covered loans—and for the FDIC to share in any recoveries of such losses—we record FDIC indemnification income in “Non-interest income” in the same period that a provision for covered loan losses is recorded, and we record FDIC indemnification expense in “Non-interest income” in the same period that a recovery occurs. Accordingly, in the three months ended March 31, 2015, we recorded FDIC indemnification income of $702,000; in the trailing and year-earlier quarters, we recorded FDIC indemnification expense of $160,000 and $11.7 million, respectively.

For additional information about our provisions for (recoveries of) loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—mortgage banking income (which consists of income from the origination of one-to-four family loans for sale and income from the servicing of these and other one-to-four family loans); fee income (in the form of retail deposit fees and charges on loans); income from our investment in bank-owned life insurance (“BOLI”); gains on the sale of securities; and revenues produced through the sale of third-party investment products and those produced through our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

In the three months ended March 31, 2015, non-interest income totaled $52.2 million, reflecting a linked-quarter decrease of $18.2 million and a year-over-year increase of $15.0 million.

In the fourth quarter of 2014, non-interest income included the recovery of $17.3 million on a security that had been written off in 2009. No comparable recovery was recorded in the current first quarter, or in the first quarter of 2014.

In addition to the recovery in the trailing quarter, the linked-quarter decrease in non-interest income was largely due to an $8.5 million reduction in net securities gains to $211,000 in the first three months of this year. The impact of this decline was only somewhat tempered by the following factors: a $4.9 million increase in gains on the sale of loans to $5.9 million (recorded in “other” income); the $862,000 difference between the FDIC indemnification income recorded in the current first quarter and the FDIC indemnification expense recorded in the fourth quarter of last year; and a $2.0 million increase in mortgage banking income to $18.4 million, as income from originations rose $6.8 million to $15.5 million, and servicing income fell $4.8 million to $2.9 million. The increase in income from originations largely reflects an increase in home purchases and refinancing activity as homeowners took advantage of the decline in residential mortgage interest rates.

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

The year-over-year increase in non-interest income was attributable to the same factors that tempered the linked-quarter decline: Mortgage banking income rose $3.8 million in the current first quarter, as income from originations rose $11.7 million and exceeded the impact of a $7.9 million decline in servicing income to the level noted above. In addition, the Company recorded FDIC indemnification income of $702,000 in the current first quarter, in contrast to FDIC indemnification expense of $11.7 million in the year-earlier three months. Furthermore, other non-interest income rose $7.9 million year-over-year to $17.8 million, primarily reflecting the aforementioned gains on the sale of loans. The benefit of these increases was tempered by the impact of a $4.7 million decline in net securities gains. In addition, we recorded a $3.9 million gain on the sale of Class B Visa shares in the year-earlier first quarter; no comparable gain was recorded in the three months ended March 31, 2015 or December 31, 2014.

The following table summarizes the components of non-interest income for the three months ended March 31, 2015, December 31, 2014, and March 31, 2014:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Mortgage banking income	$18,406	$16,446	$14,610
Fee income	8,394	9,073	8,894
BOLI income	6,704	6,620	6,829
Net gain on sales of securities	211	8,712	4,873
FDIC indemnification income (expense)	702	(160)	(11,704)
Gain on Visa shares sold	--	--	3,856
Other income:
Peter B. Cannell & Co., Inc.	7,070	6,998	5,484
Third-party investment product sales	3,001	3,027	3,661
Recovery of OTTI on securities	--	17,326	--
Other	7,746	2,437	732

Total other income	17,817	29,788	9,877

Total non-interest income	$52,234	$70,479	$37,235

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

Non-interest expense rose $8.7 million sequentially and $10.5 million year-over-year, to $156.8 million in the three months ended March 31, 2015. Operating expenses rose $9.0 million and $11.3 million, respectively, from the levels recorded in the trailing and year-earlier quarters, to $155.3 million in the first three months of this year.

The linked-quarter rise in operating expenses was attributable to a $9.0 million increase in compensation and benefits expense to $87.2 million, as the impact of a modest rise in occupancy and equipment expense to $25.3 million was offset by a comparable decline in G&A expense to $42.7 million. While normal salary increases attributed to the rise in compensation and benefits expense in the current first quarter, the rise was primarily due to $4.0 million of severance expenses and a $1.7 million increase in pension expense.

The year-over-year rise in operating expenses was largely due to an $11.5 million increase in compensation and benefits expense that was driven by the same factors as the linked-quarter increase, together with a $3.6 million increase in payroll taxes in the first quarter of this year.

Income Tax Expense

Income tax expense fell $6.2 million sequentially and $5.5 million year-over-year, to $68.9 million in the three months ended March 31, 2015. The respective declines reflect the level of pre-tax income, which fell $18.1 million and $1.5 million, respectively, to $188.2 million in the first quarter of this year. Meanwhile, the effective tax rate was 36.62% in the current first quarter, as compared to 36.39% and 39.24%, respectively, in the trailing and year-earlier three months.

In the first quarter of 2014, the level of income tax expense was increased by a one-time charge of $4.5 million in connection with the enactment of new tax laws by the State of New York.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 90-94 of our 2014 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2015. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” earlier in this quarterly report.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as such factors could materially affect the Company’s business, financial condition, or future results. There have been no material changes to the risk factors disclosed in the Company’s 2014 Annual Report on Form 10-K. The risks described in the 2014 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

During the three months ended March 31, 2015, the Company allocated $6.6 million toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data) First Quarter 2015	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	417,321	$15.52	$6,475
February 1 – February 28	4,038	15.49	62
March 1 – March 31	1,770	16.80	30

Total shares repurchased	423,129	15.52	$6,567

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at March 31, 2015. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2015 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 11, 2015	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 11, 2015	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer