Form 10-Q
period 2015-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2015-08-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

444,322,450
Number of shares of common stock outstanding at August 4, 2015

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2015

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Cash and cash equivalents	$ 588,718	$ 564,150
Securities:
Available-for-sale ($10,760 and $11,436 pledged, respectively)	165,140	173,783
Held-to-maturity ($4,503,605 and $4,584,886 pledged, respectively) (fair value of $6,797,286 and $7,085,971, respectively)	6,658,363	6,922,667

Total securities	6,823,503	7,096,450

Non-covered loans held for sale	299,465	379,399
Non-covered loans held for investment, net of deferred loan fees and costs	33,636,238	33,024,956
Less: Allowance for losses on non-covered loans	(141,348)	(139,857)

Non-covered loans held for investment, net	33,494,890	32,885,099
Covered loans	2,244,203	2,428,622
Less: Allowance for losses on covered loans	(46,148)	(45,481)

Covered loans, net	2,198,055	2,383,141

Total loans, net	35,992,410	35,647,639
Federal Home Loan Bank stock, at cost	510,205	515,327
Premises and equipment, net	325,757	319,002
FDIC loss share receivable	363,758	397,811
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	5,014	7,943
Mortgage servicing rights	253,638	227,297
Bank-owned life insurance	928,444	915,156
Other real estate owned (includes $32,628 and $32,048, respectively, covered by loss sharing agreements)	58,803	94,004
Other assets	362,151	338,307

Total assets	$48,648,532	$48,559,217

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$12,822,680	$12,549,600
Savings accounts	7,498,505	7,051,622
Certificates of deposit	5,707,292	6,420,598
Non-interest-bearing accounts	2,568,696	2,306,914

Total deposits	28,597,173	28,328,734
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	9,909,946	10,183,132
Repurchase agreements	3,325,000	3,425,000
Fed funds purchased	418,000	260,000

Total wholesale borrowings	13,652,946	13,868,132
Junior subordinated debentures	358,477	358,355

Total borrowed funds	14,011,423	14,226,487
Other liabilities	225,313	222,181

Total liabilities	42,833,909	42,777,402

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 444,343,024 and 442,659,460 shares issued, and 444,336,836 and 442,587,190 shares outstanding, respectively)	4,444	4,427
Paid-in capital in excess of par	5,378,215	5,369,623
Retained earnings	485,683	464,569
Treasury stock, at cost (6,188 and 72,270 shares, respectively)	(109)	(1,118)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $1,889 and $2,022, respectively	2,607	2,990
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,422 and $3,444, respectively	(5,353)	(5,387)
Net unrealized loss on pension and post-retirement obligations, net of tax of $34,359 and $36,118, respectively	(50,864)	(53,289)

Total accumulated other comprehensive loss, net of tax	(53,610)	(55,686)

Total stockholders’ equity	5,814,623	5,781,815

Total liabilities and stockholders’ equity	$48,648,532	$48,559,217

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income:
Mortgage and other loans	$357,999	$350,557	$722,503	$696,087
Securities and money market investments	63,621	67,325	128,030	137,106

Total interest income	421,620	417,882	850,533	833,193

Interest Expense:
NOW and money market accounts	11,727	9,371	22,779	17,767
Savings accounts	12,925	8,259	25,258	14,732
Certificates of deposit	15,729	18,464	32,845	37,524
Borrowed funds	96,142	98,296	191,786	195,528

Total interest expense	136,523	134,390	272,668	265,551

Net interest income	285,097	283,492	577,865	567,642
(Recovery of) losses on non-covered loans	(1,872)	--	(2,742)	--
Provision for (recovery of) losses on covered loans	2,206	188	3,083	(14,442)

Net interest income after provisions for (recoveries of) loan losses	284,763	283,304	577,524	582,084

Non-Interest Income:
Mortgage banking income	15,968	15,291	34,374	29,901
Fee income	8,778	9,430	17,172	18,324
Bank-owned life insurance	6,774	6,813	13,478	13,642
Net gain on sales of securities	592	262	803	5,135
FDIC indemnification income (expense)	1,764	150	2,466	(11,554)
Gain on Visa shares sold	--	--	--	3,856
Other income	28,025	20,647	45,842	30,524

Total non-interest income	61,901	52,593	114,135	89,828

Non-Interest Expense:
Operating expenses:
Compensation and benefits	83,067	74,843	170,276	150,583
Occupancy and equipment	25,941	24,380	51,240	50,378
General and administrative	41,577	46,531	84,321	88,795

Total operating expenses	150,585	145,754	305,837	289,756
Amortization of core deposit intangibles	1,345	2,082	2,929	4,405

Total non-interest expense	151,930	147,836	308,766	294,161

Income before income taxes	194,734	188,061	382,893	377,751
Income tax expense	71,030	69,373	139,930	143,809

Net income	$123,704	$118,688	$242,963	$233,942

Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $1,294; $1,459; $133; and $3,988, respectively	(2,098)	2,156	(383)	5,885
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $11; $11; $22; and $22, respectively	17	17	34	34
Change in pension and post-retirement obligations, net of tax of $915; $356; $1,759; and $713, respectively	1,177	526	2,425	1,052
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $104 and $2,073, respectively	--	(158)	--	(3,062)

Total other comprehensive income, net of tax	(904)	2,541	2,076	3,909

Total comprehensive income, net of tax	$122,800	$121,229	$245,039	$237,851

Basic earnings per share	$0.28	$0.27	$0.55	$0.53

Diluted earnings per share	$0.28	$0.27	$0 55	$0.53

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2015
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 4,427
Shares issued for restricted stock awards (1,683,564 shares)	17

Balance at end of period	4,444

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,369,623
Shares issued for restricted stock awards, net of forfeitures	(7,709)
Compensation expense related to restricted stock awards	14,627
Tax effect of stock plans	1,674

Balance at end of period	5,378,215

Retained Earnings:
Balance at beginning of year	464,569
Net income	242,963
Dividends paid on common stock ($0.50 per share)	(221,849)

Balance at end of period	485,683

Treasury Stock:
Balance at beginning of year	(1,118)
Purchase of common stock (429,695 shares)	(6,682)
Shares issued for restricted stock awards (495,777 shares)	7,691

Balance at end of period	(109)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(55,686)
Other comprehensive income, net of tax	2,076

Balance at end of period	(53,610)

Total stockholders’ equity	$ 5,814,623

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$242,963	$233,942
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	341	(14,442)
Depreciation and amortization	15,402	13,652
Amortization of discounts and premiums, net	(3,405)	(4,092)
Amortization of core deposit intangibles	2,929	4,405
Net gain on sales of securities	(803)	(5,135)
Gain on sales of loans	(40,778)	(8,700)
Gain on Visa shares sold	--	(3,856)
Stock plan-related compensation	14,627	13,942
Deferred tax (benefit) expense	(940)	6,871
Changes in assets and liabilities:
Decrease (increase) in other assets	5,781	(54,150)
Increase (decrease) in other liabilities	6,608	(6,073)
Origination of loans held for sale	(2,887,032)	(1,380,169)
Proceeds from sales of loans originated for sale	2,820,718	1,301,765

Net cash provided by operating activities	176,411	97,960

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	262,797	276,896
Proceeds from repayment of securities available for sale	8,004	7,216
Proceeds from sales of securities held to maturity	19,730	--
Proceeds from sales of securities available for sale	166,760	137,309
Purchase of securities held to maturity	(14,097)	(150,338)
Purchase of securities available for sale	(166,500)	(99,000)
Proceeds from sale of Visa shares	--	3,856
Net redemption (purchase) of Federal Home Loan Bank stock	5,122	(10,318)
Net increase in loans	(1,283,633)	(1,873,342)
Proceeds from sales of loans	1,045,613	--
Purchase of premises and equipment, net	(22,157)	(28,847)

Net cash provided by (used in) investing activities	21,639	(1,736,568)

Cash Flows from Financing Activities:
Net increase in deposits	268,439	1,691,477
Net (decrease) increase in short-term borrowed funds	(616,800)	199,700
Net increase (decrease) in long-term borrowed funds	401,736	(3,036)
Tax effect of stock plans	1,674	2,019
Cash dividends paid on common stock	(221,849)	(221,048)
Treasury stock purchases	(6,682)	(6,165)
Net cash received from stock option exercises	--	61

Net cash (used in) provided by financing activities	(173,482)	1,663,008

Net increase in cash and cash equivalents	24,568	24,400
Cash and cash equivalents at beginning of period	564,150	644,550

Cash and cash equivalents at end of period	$588,718	$668,950

Supplemental information:
Cash paid for interest	$276,654	$272,458
Cash paid for income taxes	116,722	123,870
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$29,481	$61,054
Transfer of loans from held for investment to held for sale	1,030,910	--
Transfer of loans from held for sale to held for investment	153,578	--
Shares issued from Treasury stock for restricted stock awards	7,691	7,055

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Net income	$123,704	$118,688	$242,963	$233,942
Less: Dividends paid on and earnings allocated to participating securities	(911)	(852)	(1,760)	(1,648)

Earnings applicable to common stock	$122,793	$117,836	$241,203	$232,294

Weighted average common shares outstanding	442,721,173	441,155,063	442,357,774	440,864,462

Basic earnings per common share	$0.28	$0.27	$0.55	$0.53

Earnings applicable to common stock	$122,793	$117,836	$241,203	$232,294

Weighted average common shares outstanding	442,721,173	441,155,063	442,357,774	440,864,462
Potential dilutive common shares (1)	--	--	--	--

Total shares for diluted earnings per share computation	442,721,173	441,155,063	442,357,774	440,864,462

Diluted earnings per common share and common share equivalents	$0.28	$0.27	$0.55	$0.53

(1)	Options to purchase 10,000 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2015, at a weighted average exercise price of $18.41, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect. Options to purchase 58,560 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2014, at a weighted average exercise price of $18.04, were excluded from the respective computations of diluted EPS because their inclusion also would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss (“AOCL”)

(in thousands)	For the Six Months Ended June 30, 2015
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Amortization of defined benefit pension plan items:
Past service liability	$124	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(4,296)	Included in the computation of net periodic (credit) expense (2)

	(4,172)	Total before tax
	1,754	Tax benefit

Total reclassifications for the period	$(2,418)

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at June 30, 2015:

	June 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$14,218	$1,076	$--	$15,294
GSE CMOs(2)	--	--	--	--
Private label CMOs	--	--	--	--

Total mortgage-related securities	$14,218	$1,076	$--	$15,294

Other Securities:
Municipal bonds	$845	$81	$--	$926
Capital trust notes	9,438	--	2,397	7,041
Preferred stock	118,205	5,290	99	123,396
Mutual funds and common stock (3)	17,939	597	53	18,483

Total other securities	$146,427	$5,968	$2,549	$149,846

Total securities available for sale	$160,645	$7,044	$2,549	$165,140

(1)	Government-sponsored enterprise.
(2)	Collateralized mortgage obligations.
(3)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2014:

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$18,350	$1,350	$--	$19,700
GSE CMOs	--	--	--	--
Private label CMOs	--	--	--	--

Total mortgage-related securities	$18,350	$1,350	$--	$19,700

Other Securities:
Municipal bonds	$841	$101	$--	$942
Capital trust notes	13,431	31	1,980	11,482
Preferred stock	118,205	5,246	440	123,011
Mutual funds and common stock	17,943	748	43	18,648

Total other securities	$150,420	$6,126	$2,463	$154,083

Total securities available for sale	$168,770	$7,476	$2,463	$173,783

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,369,401	$2,369,401	$87,091	$7,891	$2,448,601
GSE CMOs	1,453,962	1,453,962	63,631	126	1,517,467

Total mortgage-related securities	$3,823,363	$3,823,363	$150,722	$8,017	$3,966,068

Other Securities:
GSE debentures	$2,623,964	$2,623,964	$25,537	$33,392	$2,616,109
Corporate bonds	73,534	73,534	11,453	--	84,987
Municipal bonds	71,853	71,853	2	1,563	70,292
Capital trust notes	74,425	65,649	5,191	11,010	59,830

Total other securities	$2,843,776	$2,835,000	$42,183	$45,965	$2,831,218

Total securities held to maturity (1)	$6,667,139	$6,658,363	$192,905	$53,982	$6,797,286

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At June 30, 2015, the non-credit portion of OTTI recorded in AOCL was $8.8 million (before tax).

	December 31, 2014
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,468,791	$2,468,791	$106,414	$3,838	$2,571,367
GSE CMOs	1,610,243	1,610,243	65,075	711	1,674,607

Total mortgage-related securities	$4,079,034	$4,079,034	$171,489	$4,549	$4,245,974

Other Securities:
GSE debentures	$2,635,989	$2,635,989	$24,173	$32,920	$2,627,242
Corporate bonds	73,317	73,317	12,113	--	85,430
Municipal bonds	58,682	58,682	--	1,027	57,655
Capital trust notes	84,476	75,645	5,193	11,168	69,670

Total other securities	$2,852,464	$2,843,633	$41,479	$45,115	$2,839,997

Total securities held to maturity (1)	$6,931,498	$6,922,667	$212,968	$49,664	$7,085,971

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2014, the non-credit portion of OTTI recorded in AOCL was $8.8 million (before tax).

At June 30, 2015 and December 31, 2014, respectively, the Company had $510.2 million and $515.3 million of Federal Home Loan Bank (“FHLB”) stock, at cost, primarily consisting of stock in the FHLB-New York (the “FHLB-NY”). The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Gross proceeds	$166,760	$137,309
Gross realized gains	260	5,135
Gross realized losses	--	--

In addition, during the six months ended June 30, 2015, the Company sold held-to-maturity securities with gross proceeds of $19.7 million and gross realized gains of $543,000, all of which were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance. No comparable sales occurred in the first six months of 2014.

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

(in thousands)	For the Six Months Ended June 30, 2015
Beginning credit loss amount as of December 31, 2014	$199,008
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of June 30, 2015	$199,008

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at June 30, 2015, by contractual maturity.

	At June 30, 2015
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$--
Due from one to five years	--	--	59,994	4.17	650	2.96	--	--	66,153
Due from five to ten years	3,254,299	3.26	2,563,970	2.70	--	--	63,910	4.67	6,000,937
Due after ten years	569,064	3.12	--	--	71,203	3.03	75,273	5.03	730,196

Total securities held to maturity	$3,823,363	3.24%	$2,623,964	2.73%	$71,853	3.03%	$139,183	4.86%	$6,797,286

Available-for-Sale Securities: (3)
Due within one year	$--	--%	$--	--%	$124	6.45%	$--	--%	$127
Due from one to five years	2,941	6.66	--	--	580	6.49	--	--	3,684
Due from five to ten years	630	4.20	--	--	141	6.66	--	--	820
Due after ten years	10,647	4.92	--	--	--	--	9,438	4.23	18,630

Total securities available for sale	$14,218	5.25%	$--	--%	$845	6.51%	$9,438	4.23%	$23,261

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $183,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity securities and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2015:

At June 30, 2015 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Mortgage-Backed Securities and Debt Securities:
GSE debentures	$829,898	$8,619	$1,374,047	$24,773	$2,203,945	$33,392
GSE certificates	349,168	7,554	12,660	337	361,828	7,891
GSE CMOs	52,699	126	--	--	52,699	126
Municipal bonds	56,196	1,563	--	--	56,196	1,563
Capital trust notes	24,947	53	25,242	10,957	50,189	11,010

Total temporarily impaired held-to-maturity mortgage-backed securities and debt securities	$1,312,908	$17,915	$1,411,949	$36,067	$2,724,857	$53,982

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	$1,996	$4	$5,046	$2,393	$7,042	$2,397
Equity securities	26,946	152	--	--	26,946	152

Total temporarily impaired available-for-sale securities	$28,942	$156	$5,046	$2,393	$33,988	$2,549

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of June 30, 2015, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of June 30, 2015.

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

The unrealized losses on the Company’s GSE mortgage-related securities, GSE municipal bonds, and GSE debentures at June 30, 2015 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. It is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at June 30, 2015.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other than temporarily impaired at June 30, 2015. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and thus result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and illiquidity in the financial markets.

At June 30, 2015, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. There was an unrealized loss on one of the Company’s equity securities at June 30, 2015, which was primarily caused by market volatility. The

Company evaluated the near-term prospects of a recovery of fair value for this security, together with the severity and duration of impairment to date. Based on this evaluation, and its ability and intent to hold this investment for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider this investment to be other than temporarily impaired at June 30, 2015. Nonetheless, it is possible that this equity security will perform worse than is currently expected, which could lead to adverse changes in its fair value, or the failure of the security to fully recover in value as presently forecasted by management. This potentially would cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of this security include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2015 consisted of eight agency debt securities, five capital trust notes, and three agency mortgage-backed securities. At December 31, 2014, the investment securities designated as having a continuous loss position for twelve months or more consisted of 16 agency mortgage-backed securities, 17 GSE debt securities, three GSE CMOs, five capital trust notes, two GSE municipal bonds, and one preferred stock security. At June 30, 2015 and December 31, 2014, the combined market value of the respective securities represented unrealized losses of $38.5 million and $51.6 million. At June 30, 2015, the fair value of securities having a continuous loss position for twelve months or more was 2.6% below the collective amortized cost of $1.5 billion. At December 31, 2014, the fair value of such securities was 1.9% below the collective amortized cost of $2.7 billion.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$23,753,743	70.66%	$23,831,846	72.21%
Commercial real estate	8,083,727	24.05	7,634,320	23.13
Acquisition, development, and construction	285,545	0.85	258,116	0.78
One-to-four family	106,964	0.32	138,915	0.42

Total mortgage loans held for investment	32,229,979	95.88	31,863,197	96.54

Other Loans:
Commercial and industrial	1,061,954	3.16	900,551	2.73
Lease financing, net of unearned income of $32,714 and $18,913	281,065	0.84	208,670	0.63

Total commercial and industrial loans	1,343,019	4.00	1,109,221	3.36
Purchased credit-impaired loans (1)	13,377	0.04	--	--
Other	28,721	0.08	31,943	0.10

Total other loans held for investment	1,385,117	4.12	1,141,164	3.46

Total non-covered loans held for investment	$33,615,096	100.00%	$33,004,361	100.00%

Net deferred loan origination costs	21,142		20,595
Allowance for losses on non-covered loans	(141,348)		(139,857)

Non-covered loans held for investment, net	$33,494,890		$32,885,099

Covered loans	2,244,203		2,428,622
Allowance for losses on covered loans	(46,148)		(45,481)

Covered loans, net	$2,198,055		$2,383,141
Loans held for sale	299,465		379,399

Total loans, net	$35,992,410		$35,647,639

(1)	Includes $945,000 of multi-family loans; $10.3 million of commercial real estate loans; $1.3 million of acquisition, development, and construction loans; $661,000 of commercial and industrial loans; and $170,000 of other loans that were included in “Covered loans” at December 31, 2014.

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

The Company also originates acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans, for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, “specialty finance loans and leases”) that are made to nationally recognized borrowers throughout the U.S.; and “other” C&I loans that primarily are made to small and mid-size businesses in Metro New York. Other C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

To minimize the risk involved in specialty finance lending and leasing, the Company participates in syndicated loans that are brought to it, and equipment loans and leases that are assigned to it, by a select group of nationally recognized sources who have had long-term relationships with its experienced lending officers. Specialty finance loans and leases generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. Furthermore, each of these credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancelable lease. To further minimize the risk involved in specialty finance lending and leasing, each transaction is re-underwritten. In addition, outside counsel is retained to conduct a further review of the underlying documentation.

To minimize the risks involved in other C&I lending, the Company underwrites such loans on the basis of the cash flows produced by the business; requires that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and requires personal guarantees. However, the capacity of a borrower to repay such a C&I loan is substantially dependent on the degree to which the business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operations of the business.

Included in non-covered loans held for investment at June 30, 2015 and December 31, 2014 were loans to non-officer directors of $126.6 million and $129.5 million, respectively.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $13.4 million and an unpaid principal balance of $16.5 million at June 30, 2015, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Non-Covered Loans Held for Sale

The mortgage banking operation of the Community Bank was established in January 2010 to originate, aggregate, and service one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans which it typically sells to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank. In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs. The unpaid principal balance of loans serviced for others was $23.5 billion and $22.4 billion at June 30, 2015 and December 31, 2014, respectively.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at June 30, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans(1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$6,423	$17,250	$--	$23,673	$23,730,070	$23,753,743
Commercial real estate	--	20,694	--	20,694	8,063,033	8,083,727
One-to-four family	890	11,642	--	12,532	94,432	106,964
Acquisition, development, and construction	--	529	--	529	285,016	285,545
Commercial and industrial(2)	498	7,509	--	8,007	1,335,012	1,343,019
Other	543	1,256	--	1,799	26,922	28,721

Total	$8,354	$58,880	$--	$67,234	$33,534,485	$33,601,719

(1)	Excludes $1.4 million of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2014:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$464	$31,089	$--	$31,553	$23,800,293	$23,831,846
Commercial real estate	1,464	24,824	--	26,288	7,608,032	7,634,320
One-to-four family	3,086	11,032	--	14,118	124,797	138,915
Acquisition, development, and construction	--	654	--	654	257,462	258,116
Commercial and industrial(1)	530	8,382	--	8,912	1,100,309	1,109,221
Other	648	969	--	1,617	30,326	31,943

Total	$6,192	$76,950	$--	$83,142	$32,921,219	$33,004,361

(1)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment, excluding non-covered PCI loans, by credit quality indicator at June 30, 2015:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$23,707,432	$8,055,461	$95,322	$284,407	$32,142,622	$1,316,115	$27,465	$1,343,580
Special mention	17,442	3,561	--	--	21,003	9,189	--	9,189
Substandard	28,869	24,705	11,642	1,138	66,354	17,715	1,256	18,971
Doubtful	--	--	--	--	--	--	--	--

Total	$23,753,743	$8,083,727	$106,964	$285,545	$32,229,979	$1,343,019	$28,721	$1,371,740

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2014:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$23,777,569	$7,591,223	$127,883	$256,868	$31,753,543	$1,083,173	$30,974	$1,114,147
Special mention	6,798	9,123	--	--	15,921	17,032	--	17,032
Substandard	47,479	33,974	11,032	1,248	93,733	9,016	969	9,985
Doubtful	--	--	--	--	--	--	--	--

Total	$23,831,846	$7,634,320	$138,915	$258,116	$31,863,197	$1,109,221	$31,943	$1,141,164

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The preceding classifications are the most current available and generally have been updated within the last twelve months. In addition, they follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family loans are classified based on the duration of the delinquency.

Troubled Debt Restructurings

The Company is required to account for certain held-for-investment loan modifications and restructurings as troubled debt restructurings (“TDRs”). In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. A loan modified as a TDR generally is placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which requires, among other things, that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2015, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $20.4 million; loans on which forbearance agreements were reached amounted to $8.5 million.

The following table presents information regarding the Company’s TDRs as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$2,034	$5,713	$7,747	$7,697	$17,879	$25,576
Commercial real estate	6,091	12,732	18,823	8,139	9,939	18,078
One-to-four family	--	397	397	--	260	260
Acquisition, development, and construction	--	529	529	--	654	654
Commercial and industrial	--	1,181	1,181	--	1,195	1,195
Other	--	223	223	--	--	--

Total	$8,125	$20,775	$28,900	$15,836	$29,927	$45,763

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the six months ended June 30, 2015 are summarized as follows:

	For the Six Months Ended June 30, 2015
(dollars in thousands)		Weighted Average Interest Rate
	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial real estate	3	7.48%	7.48%	$956	$--
One-to-four family	2	5.69	3.54	--	--
Other	2	4.58	2.00	--	--

Total	7			$956	$--

In the six months ended June 30, 2014, the Company classified one multi-family loan in the amount of $316,000, one CRE loan in the amount of $2.1 million, one ADC loan in the amount of $935,000, and one C&I loan in the amount of $499,000 as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the current six-month period.

At June 30, 2015 and 2014, none of the loans that had been modified as TDRs during the twelve months ended at those dates were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of June 30, 2015:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$2,071,996	92.3%
All other loans	172,207	7.7

Total covered loans	$2,244,203	100.0%

The Company refers to certain loans acquired in the AmTrust and Desert Hills transactions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC loss sharing agreements. Covered loans are accounted for under ASC 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At June 30, 2015 and December 31, 2014, the unpaid principal balances of covered loans were $2.7 billion and $2.9 billion, respectively. The carrying values of such loans were $2.2 billion and $2.4 billion, respectively, at the corresponding dates.

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

In the six months ended June 30, 2015, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,037,023
Reclassification from non-accretable difference	29,338
Accretion	(69,690)

Balance at end of period	$996,671

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

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owns certain other real estate owned (“OREO”) that is covered under the Company’s loss sharing agreements with the FDIC (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Covered Loans 90 Days or More Past Due:
One-to-four family	$131,805	$148,967
Other loans	6,935	8,922

Total covered loans 90 days or more past due	$138,740	$157,889

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Covered Loans 30-89 Days Past Due:
One-to-four family	$36,820	$37,680
Other loans	2,392	4,016

Total covered loans 30-89 days past due	$39,212	$41,696

At June 30, 2015, the Company had $39.2 million of covered loans that were 30 to 89 days past due, and covered loans of $138.7 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.1 billion at June 30, 2015 and was considered current at that date. Per ASC 310-30, the Company aggregates credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the three months ended June 30, 2015 and 2014, the Company recorded provisions for losses on covered loans of $2.2 million and $188,000, respectively. The respective provisions were largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification income of $1.8 million and $150,000, respectively, that was recorded in “Non-interest income” in the respective periods.

The Company recorded a provision for loan losses on covered loans of $3.1 million during the six months ended June 30, 2015, which was largely offset by FDIC indemnification income of $2.5 million. During the six months ended June 30, 2014, the Company recovered $14.4 million from the allowance for losses on covered loans, in connection with an increase in expected cash flows on certain pools of loans acquired in the Company’s FDIC-assisted transactions. The recovery was partly offset by FDIC indemnification expense of $11.6 million. The FDIC indemnification income and expense recorded in the six months ended June 30, 2015 and 2014 were recorded in “Non-interest income” in the corresponding periods.

Note 6. Allowances for Loan Losses

The following tables provide information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at June 30, 2015:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	115,565	23,487	139,052
Acquired loans with deteriorated credit quality	23,235	25,209	48,444

Total	$138,800	$48,696	$187,496

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2014:
Loans individually evaluated for impairment	$26	$--	$26
Loans collectively evaluated for impairment	122,590	17,241	139,831
Acquired loans with deteriorated credit quality	23,538	21,943	45,481

Total	$146,154	$39,184	$185,338

The following tables provide information regarding loans receivable, based upon the method of evaluating impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2015:
Loans individually evaluated for impairment	$61,337	$18,399	$79,736
Loans collectively evaluated for impairment	32,168,642	1,353,341	33,521,983
Acquired loans with deteriorated credit quality	2,084,542	173,038	2,257,580

Total	$34,314,521	$1,544,778	$35,859,299

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2014:
Loans individually evaluated for impairment	$81,574	$6,806	$88,380
Loans collectively evaluated for impairment	31,781,623	1,134,358	32,915,981
Acquired loans with deteriorated credit quality	2,227,572	201,050	2,428,622

Total	$34,090,769	$1,342,214	$35,432,983

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the six months ended June 30, 2015 and 2014:

	June 30,
	2015			2014
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,616	$17,241	$139,857	$127,840	$14,106	$141,946
Charge-offs	(655)	(375)	(1,030)	(2,344)	(5,044)	(7,388)
Recoveries	1,640	1,207	2,847	924	3,991	4,915
Transfer from the allowance for losses on covered loans (1)	2,250	166	2,416	--	--	--
(Recovery of) provision for non-covered loan losses	(8,156)	5,414	(2,742)	--	--	--

Balance, end of period	$117,695	$23,653	$141,348	$126,420	$13,053	$139,473

(1)	Represents the allowance associated with $13.4 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at June 30, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$30,017	$38,045	$--	$37,200	$601
Commercial real estate	28,986	32,669	--	30,148	921
One-to-four family	2,028	2,252	--	1,855	3
Acquisition, development, and construction	529	926	--	612	28
Commercial and industrial	18,176	23,817	--	10,376	207

Total impaired loans with no related allowance	$79,736	$97,709	$--	$80,191	$1,760

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$1,046	$--
Commercial real estate	--	--	--	--	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$--	$--	$--	$1,046	$--

Total impaired loans:
Multi-family	$30,017	$38,045	$--	$38,246	$601
Commercial real estate	28,986	32,669	--	30,148	921
One-to-four family	2,028	2,252	--	1,855	3
Acquisition, development, and construction	529	926	--	612	28
Commercial and industrial	18,176	23,817	--	10,376	207

Total impaired loans	$79,736	$97,709	$--	$81,237	$1,760

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$45,383	$52,593	$--	$54,051	$1,636
Commercial real estate	30,370	32,460	--	29,935	1,629
One-to-four family	2,028	2,069	--	1,254	--
Acquisition, development, and construction	654	1,024	--	505	218
Commercial and industrial	6,806	12,155	--	7,749	307

Total impaired loans with no related allowance	$85,241	$100,301	$--	$93,494	$3,790

Impaired loans with an allowance recorded:
Multi-family	$3,139	$3,139	$26	$628	$72
Commercial real estate	--	--	--	490	--
One-to-four family	--	--	--	61	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$3,139	$3,139	$26	$1,179	$72

Total impaired loans:
Multi-family	$48,522	$55,732	$26	$54,679	$1,708
Commercial real estate	30,370	32,460	--	30,425	1,629
One-to-four family	2,028	2,069	--	1,315	--
Acquisition, development, and construction	654	1,024	--	505	218
Commercial and industrial	6,806	12,155	--	7,749	307

Total impaired loans	$88,380	$103,440	$26	$94,673	$3,862

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

The following table summarizes activity in the allowance for losses on covered loans for the six months ended June 30, 2015 and 2014:

	June 30,
(in thousands)	2015	2014
Balance, beginning of period	$45,481	$64,069
Provision for (recovery of) losses on covered loans	3,083	(14,443)
Transfer to the allowance for losses on non-covered loans (1)	(2,416)	--

Balance, end of period	$46,148	$49,626

(1)	Represents the allowance associated with $13.4 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Wholesale borrowings:
FHLB advances	$9,909,946	$10,183,132
Repurchase agreements	3,325,000	3,425,000
Fed funds purchased	418,000	260,000

Total wholesale borrowings	$13,652,946	$13,868,132
Junior subordinated debentures	358,477	358,355

Total borrowed funds	$14,011,423	$14,226,487

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2015:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days	Total
GSE debentures and mortgage-related securities	$--	$--	$--	$3,325,000	$3,325,000

At June 30, 2015 and December 31, 2014, the Company had $358.5 million and $358.4 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. Reflecting the adoption of the Basel III capital rules on January 1, 2015, 25% of the capital securities qualified as Tier 1 capital of the Company at June 30, 2015. At December 31, 2014, 100% of the capital securities qualified as Tier 1 capital of the Company.

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

The following junior subordinated debentures were outstanding at June 30, 2015:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,551	$138,200	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.886	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.536	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.932	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,477	$345,700

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

The Company had MSRs of $253.6 million and $227.3 million, respectively, at June 30, 2015 and December 31, 2014. The June 30th balance consisted of two classes of MSRs for which the Company separately manages the economic risk: residential MSRs and participation MSRs (i.e., MSRs on loans sold through participations). The December 31st balance consisted entirely of residential MSRs.

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

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income. Changes in the carrying value of participation MSRs due to amortization or changes in fair value, if any, are reported in “Other income” in the period during which such changes occur.

The following tables set forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended June 30, 2015		For the Three Months Ended June 30, 2014
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$220,371	$--	$238,004	$--
Additions	15,981	2,828	7,175	--
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	29,737	--	(535)	--
Due to other changes (1)	(15,126)	--	(15,829)	--
Amortization	--	(153)	--	--

Carrying value, end of period	$250,963	$2,675	$228,815	$--

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

	For the Six Months Ended June 30, 2015		For the Six Months Ended June 30, 2014
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$227,297	$--	$241,018	$--
Additions	30,998	2,828	13,983	--
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	23,289	--	(492)	--
Due to other changes (1)	(30,621)	--	(25,694)	--
Amortization	--	(153)	--	--

Carrying value, end of period	$250,963	$2,675	$228,815	$--

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	June 30, 2015	December 31, 2014
Expected Weighted Average Life	95 months	83 months
Constant Prepayment Speed	7.4%	9.3%
Discount Rate	10.0	10.0
Primary Mortgage Rate to Refinance	4.0	4.0
Cost to Service (per loan per year):
Current	$ 63	$ 63
30-59 days or less delinquent	213	213
60-89 days delinquent	313	313
90-119 days delinquent	413	413
120 days or more delinquent	563	563

As indicated in the preceding table, there were no changes in the assumed servicing costs over the six months ended June 30, 2015.

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2015		2014
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,516	$175	$1,474	$190
Service cost	--	1	--	1
Expected return on plan assets	(4,390)	--	(4,859)	--
Amortization of past service liability	--	(62)	--	(62)
Amortization of net actuarial loss	2,052	96	822	118

Net periodic (credit) expense	$(822)	$210	$(2,563)	$247

	For the Six Months Ended June 30,
	2015		2014
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$3,032	$350	$2,948	$380
Service cost	--	2	--	2
Expected return on plan assets	(8,780)	--	(9,718)	--
Amortization of past service liability	--	(124)	--	(124)
Amortization of net actuarial loss	4,104	192	1,644	236

Net periodic (credit) expense	$(1,644)	$420	$(5,126)	$494

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2015. The Company does not expect to make any contributions to its pension plan in 2015.

Note 10. Stock-Based Compensation

At June 30, 2015, the Company had 12,276,212 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,301,141 shares of restricted stock during the six months ended June 30, 2015. The shares had an average fair value of $15.79 per share on the date of grant and a vesting period of five years. The six-month amount includes 115,000 shares that were granted in the second quarter with an average fair value of $17.06 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $14.6 million and $13.9 million, respectively, in the six months ended June 30, 2015 and 2014, including $7.5 million and $7.3 million, respectively, in the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,802,409	$15.24
Granted	2,301,141	15.79
Vested	(1,589,233)	15.31
Cancelled	(122,300)	15.26

Unvested at end of period	6,392,017	15.42

As of June 30, 2015, unrecognized compensation cost relating to unvested restricted stock totaled $85.8 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

In addition, the Company had two stock option plans at June 30, 2015: the 1998 Richmond County Financial Corp. Stock Compensation Plan and the 2004 Synergy Financial Group Stock Option Plan (collectively, the “Stock Option Plans”). All stock options granted under the Stock Option Plans expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the six months ended June 30, 2015 or the year ended December 31, 2014, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At June 30, 2015, there were 12,400 stock options outstanding. There were no shares available for future issuance under the Stock Option Plans at that date.

The status of the Stock Option Plans at June 30, 2015, and the changes that occurred during the six months ended at that date, are summarized below:

	For the Six Months Ended June 30, 2015
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	58,560	$18.04
Exercised	--	--
Expired/forfeited	(46,160)	18.02

Stock options outstanding, end of period	12,400	18.11
Options exercisable, end of period	12,400	18.11

The intrinsic value of stock options outstanding and exercisable at June 30, 2015 was $4,000. There were no options exercised during the six months ended June 30, 2015. The intrinsic value of options exercised during the six months ended June 30, 2014 was $63,000.

Note 11. Fair Value Measurements

GAAP sets forth a definition of fair value, establishes a consistent framework for measuring fair value, and requires disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. GAAP also clarifies that fair value is an “exit” price, representing the amount that would be received when selling an asset, or paid when transferring a liability, in an orderly transaction between market participants. Fair value is thus a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
●	Level 3 – Inputs to the valuation methodology are significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants use in pricing an asset or liability.

A financial instrument’s categorization within this valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$15,294	$--	$--	$15,294
GSE CMOs	--	--	--	--
Private label CMOs	--	--	--	--

Total mortgage-related securities	$--	$15,294	$--	$--	$15,294

Other Securities Available for Sale:
Municipal bonds	$--	$926	$--	$--	$926
Capital trust notes	--	7,041	--	--	7,041
Preferred stock	94,856	28,540	--	--	123,396
Mutual funds and common stock	1,082	17,401	--	--	18,483

Total other securities	$95,938	$53,908	$--	$--	$149,846

Total securities available for sale	$95,938	$69,202	$--	$--	$165,140

Other Assets:
Loans held for sale	$--	$299,465	$--	$--	$299,465
Mortgage servicing rights	--	--	250,963	--	250,963
Interest rate lock commitments	--	--	1,920	--	1,920
Derivative assets-other (2)	5,302	4,852	--	(5,355)	4,799
Liabilities:
Derivative liabilities	$(959)	$(6,701)	$--	$7,516	$(144)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $5.0 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$19,700	$--	$--	$19,700
GSE CMOs	--	--	--	--	--
Private label CMOs	--	--	--	--	--

Total mortgage-related securities	$--	$19,700	$--	$--	$19,700

Other Securities Available for Sale:
Municipal bonds	$--	$942	$--	$--	$942
Capital trust notes	--	11,482	--	--	11,482
Preferred stock	95,051	27,960	--	--	123,011
Mutual funds and common stock	16,984	1,664	--	--	18,648

Total other securities	$112,035	$42,048	$--	$--	$154,083

Total securities available for sale	$112,035	$61,748	$--	$--	$173,783

Other Assets:
Loans held for sale	$--	$379,399	$--	$--	$379,399
Mortgage servicing rights	--	--	227,297	--	227,297
Interest rate lock commitments	--	--	4,397	--	4,397
Derivative assets-other (2)	2,655	8,429	--	(7,198)	3,886
Liabilities:
Derivative liabilities	$(346)	$(7,862)	$--	$7,696	$(512)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.6 million to purchase Treasury options.

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

If quoted market prices are not available for a specific security, then fair values are estimated by using pricing models. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, models incorporate transaction details such as maturity and cash flow assumptions. Securities valued in this manner would generally be classified within Level 2 of the valuation hierarchy, and primarily include such instruments as mortgage-related and corporate debt securities.

In certain cases where there is limited activity or less transparency around inputs to a valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing capital trust notes, which may include pooled trust preferred securities, collateralized debt obligations (“CDOs”), and certain single-issue capital trust notes, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, capital trust notes are valued using a model based on the specific collateral composition and cash flow structure of the securities. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, the price is considered when arriving at a security’s fair value. Where there is limited activity or less transparency around the inputs to the valuation of preferred stock, the valuation is based on a discounted cash flow model.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. At June 30, 2015 the Company’s loans held for sale consisted of one-to-four family mortgage loans, none of which was 90 days or more past due. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	June 30, 2015			December 31, 2014
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$299,465	$294,952	$4,513	$201,012	$194,692	$6,320

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Loans held for sale	$17	$5,267	$4,386	$6,934
Mortgage servicing rights	14,611	(16,364)	(7,332)	(26,186)

Total gain (loss)	$14,628	$(11,097)	$(2,946)	$(19,252)

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the six months ended June 30, 2015 and 2014, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2015	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2015	Instruments Held at June 30, 2015
Mortgage servicing rights	$227,297	$(7,332)	$--	$30,998	$ --	$ --	$250,963	$ 23,289
Interest rate lock commitments	4,397	(2,477)	--	--	--	--	1,920	1,920

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2014	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at June 30, 2014	Instruments Held at June 30, 2014
Available-for-sale capital securities	$241,018	$(26,186)	$--	$ 13,983	$ --	$ --	$228,815	$ (492)
Interest rate lock commitments	258	3,634	--	--	--	--	3,892	3,892

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. During the six months ended June 30, 2015, the Company transferred certain mutual funds to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the six months ended June 30, 2015. There were no transfers in or out of Levels 1, 2, or 3 during the six months ended June 30, 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$250,963	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	7.40%

			Weighted Average Discount Rate	10.00

Interest rate lock commitments	1,920	Discounted Cash Flow	Weighted Average Closing Ratio	71.52

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$2,909	$ 2,909
Other assets (1)	--	9,312	--	9,312

Total	$--	$9,312	$2,909	$12,221

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans	$--	$ --	$23,366	$23,366
Other assets (1)	--	15,916	--	15,916

Total	$--	$15,916	$23,366	$39,282

(1)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2015 and December 31, 2014:

	June 30, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$588,718	$588,718	$588,718		$--		$--
Securities held to maturity	6,658,363	6,797,286	--		6,796,305		981
FHLB stock(1)	510,205	510,205	--		510,205		--
Loans, net	35,992,410	36,186,788	--		--		36,186,788
Financial Liabilities:
Deposits	$28,597,173	$28,623,505	$22,889,881	(2)	$5,733,624	(3)	$--
Borrowed funds	14,011,423	14,834,992	--		14,834,992		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2014
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$564,150	$564,150	$564,150		$--		$--
Securities held to maturity	6,922,667	7,085,971	--		7,084,959		1,012
FHLB stock(1)	515,327	515,327	--		515,327		--
Loans, net	35,647,639	36,167,980	--		--		36,167,980
Financial Liabilities:
Deposits	$28,328,734	$28,377,897	$21,908,136	(2)	$6,469,761	(3)	$--
Borrowed funds	14,226,487	15,140,171	--		15,140,171		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2015 and December 31, 2014.

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

The Company held derivatives with a notional amount of $4.0 billion at June 30, 2015. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The Company also purchases put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately close.

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2015:

	June 30, 2015
	Notional	Unrealized (1)
(in thousands)	Amount	Gain	Loss
Treasury options	$745,000	$190	$953
Treasury futures	25,000	63	--
Eurodollar futures	100,000	5	6
Forward commitments to sell loans/mortgage-backed securities	1,325,000	4,499	2,246
Forward commitments to buy loans/mortgage-backed securities	1,348,000	353	4,455
Interest rate lock commitments	484,283	1,920	--

Total derivatives	$4,027,283	$7,030	$7,660

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Treasury options	$(8,490)	$1,454	$(5,074)	$1,055
Treasury and Eurodollar futures	(22)	161	361	106
Forward commitments to buy/sell loans/mortgage-backed securities	2,018	3,038	3,790	6,533

Total (loss)/gain	$(6,494)	$4,653	$ (923)	$7,694

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$12,074	$5,355	$6,719	$--	$--	$6,719

(1)	Includes $5.0 million to purchase Treasury options.

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,481	$7,198	$8,283	$--	$--	$8,283

(1)	Includes $2.6 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$7,660	$7,516	$144	$--	$--	$144

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,208	$7,696	$512	$--	$--	$512

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

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2015, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$280,006	$ 5,091	$285,097
Provision for loan losses	334	--	334
Non-interest income:
Third party(1)	45,355	16,546	61,901
Inter-segment	(4,061)	4,061	--

Total non-interest income	41,294	20,607	61,901
Non-interest expense(2)	135,476	16,454	151,930

Income before income tax expense	185,490	9,244	194,734
Income tax expense	67,246	3,784	71,030

Net income	$118,244	$ 5,460	$123,704

Identifiable segment assets (period-end)	$48,011,913	$636,619	$48,648,532

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2015, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$569,291	$ 8,574	$577,865
Provision for loan losses	341	--	341
Non-interest income:
Third party(1)	78,509	35,626	114,135
Inter-segment	(8,231)	8,231	--

Total non-interest income	70,278	43,857	114,135
Non-interest expense(2)	275,627	33,139	308,766

Income before income tax expense	363,601	19,292	382,893
Income tax expense	132,136	7,794	139,930

Net income	$231,465	$11,498	$242,963

Identifiable segment assets (period-end)	$48,011,913	$636,619	$48,648,532

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2014, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$280,008	$ 3,484	$283,492
Provision for loan losses	188	--	188
Non-interest income:
Third party (1)	36,578	16,015	52,593
Inter-segment	(3,771)	3,771	--

Total non-interest income	32,807	19,786	52,593
Non-interest expense (2)	133,929	13,907	147,836

Income before income tax expense	178,698	9,363	188,061
Income tax expense	65,879	3,494	69,373

Net income	$112,819	$ 5,869	$118,688

Identifiable segment assets (period-end)	$47,931,214	$673,558	$48,604,772

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2014, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$561,255	$ 6,387	$567,642
Recovery of loan losses	(14,442)	--	(14,442)
Non-interest income:
Third party (1)	58,462	31,366	89,828
Inter-segment	(7,550)	7,550	--

Total non-interest income	50,912	38,916	89,828
Non-interest expense (2)	264,754	29,407	294,161

Income before income tax expense	361,855	15,896	377,751
Income tax expense	137,888	5,921	143,809

Net income	$223,967	$ 9,975	$233,942

Identifiable segment assets (period-end)	$47,931,214	$673,558	$48,604,772

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, “Revenue from Contracts with Customers,” and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2014-09 may have on its consolidated statement of condition or results of operations.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

●	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
●	conditions in the securities markets and real estate markets or the banking industry;
●	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
●	changes in interest rates, which may affect our net income, prepayment penalty income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;
●	changes in the quality or composition of our loan or securities portfolios;
●	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
●	our use of derivatives to mitigate our interest rate exposure;
●	changes in competitive pressures among financial institutions or from non-financial institutions;
●	changes in deposit flows and wholesale borrowing facilities;
●	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
●	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
●	changes in our customer base or in the financial or operating performances of our customers’ businesses;
●	any interruption in customer service due to circumstances beyond our control;
●	our ability to retain key personnel;
●	potential exposure to unknown or contingent liabilities of companies we have acquired or may acquire in the future;
●	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;
●	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
●	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;
●	changes in accounting principles, policies, practices, or guidelines;
●	a material breach in performance by the Community Bank under our loss sharing agreements with the FDIC;

●	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
●	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;
●	the ability to successfully integrate any assets, liabilities, customers, systems, and management personnel of any banks we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;
●	changes in our credit ratings or in our ability to access the capital markets;
●	war or terrorist activities; and
●	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Reconciliations of our stockholders’ equity and tangible stockholders’ equity; our total assets and tangible assets; and the related financial measures at June 30, 2015 and December 31, 2014 follow:

	June 30, 2015	December 31, 2014
(in thousands)
Stockholders’ Equity	$ 5,814,623	$ 5,781,815
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(5,014)	(7,943)

Tangible stockholders’ equity	$ 3,373,478	$ 3,337,741

Total Assets	$48,648,532	$48,559,217
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(5,014)	(7,943)

Tangible assets	$46,207,387	$46,115,143

Stockholders’ equity to total assets	11.95%	11.91%
Tangible stockholders’ equity to tangible assets	7.30%	7.24%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 242 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank, with 30 branches in Metro New York. With assets of $48.6 billion at June 30, 2015, we rank among the 25 largest U.S. bank holding companies and, with deposits of $28.6 billion at that date, we also rank among its 25 largest depositories.

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

In the second quarter of 2015, we generated net income of $123.7 million, a $4.4 million increase from the trailing-quarter level and a $5.0 million increase from the year-earlier amount. Our earnings were equivalent to $0.28 per diluted share in the current second quarter, as compared to $0.27 per diluted share in each of the earlier periods.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest.

The following table summarizes the high, low, and average five- and ten-year Constant Maturity Treasury (“CMT”) rates in the three months ended June 30, 2015, March 31, 2015, and June 30, 2014:

	5-Year CMT For the Three Months Ended			10-Year CMT For the Three Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	March 31, 2015	June 30, 2014
High	1.80%	1.70%	1.80%	2.50%	2.24%	2.82%
Low	1.26	1.18	1.50	1.85	1.68	2.44
Average	1.53	1.46	1.66	2.16	1.97	2.62

In addition, residential mortgage interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the three months ended June 30, 2015, residential mortgage interest rates rose on a linked-quarter basis, but were lower than the level in the year-earlier three months. As a result, the volume of one-to-four family loans originated for sale fell $130.4 million sequentially to $1.4 billion in the current second quarter, but rose $618.5 million year-over-year. Income from originations fell $5.0 million sequentially to $10.6 million, but rose $5.6 million year-over-year.

The impact of market interest rates on our multi-family and commercial real estate lending is far less overt than the impact on our production of one-to-four family mortgage loans. Because our multi-family and commercial real estate (“CRE”) loans generate prepayment penalty income when they repay, the impact of repayment activity can be especially meaningful. In the second quarter of 2015, prepayment penalty income totaled $26.7 million, reflecting a linked-quarter decrease of $3.4 million while rising $7.5 million year-over-year.

Reflecting the sequential decline in prepayment penalty income, our net interest income fell $7.7 million sequentially to $285.1 million in the current second quarter and our net interest margin dropped four basis points to 2.64%. Year-over-year, our net interest income rose $1.6 million in the second quarter, while our net interest margin fell two basis points. While the year-over-year increase in net interest income was largely due to the rise in prepayment penalty income, the benefit to our second-quarter margin was tempered by the replenishment of the portfolio with lower-yielding loans.

Also less overt, but nonetheless having an impact on our operations, has been the significant increase in regulation and supervision required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act” or, more simply, “Dodd-Frank”). For example, as a bank holding company with assets in the range of $10 billion to $50 billion, we submitted the results of our 2014 Dodd-Frank Act Stress Test (“DFAST”) to the FRB in March 2015. On June 17, 2015, we disclosed the results of our DFAST under the Severely Adverse Scenario, and indicated that our regulatory capital levels remained above the minimum levels required.

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

Essentially, a bank is designated a SIFI when its total consolidated assets average more than $50 billion over the four most recent quarters. In the third quarter of 2014, we began taking steps to manage our assets below the threshold for a SIFI bank. Reflecting the specific actions we took in the first six months of this year, we recorded total assets of $48.6 billion at June 30, 2015, a mere $89.3 million higher than the balance at December 31, 2014. In the six months ended June 30, 2015, we sold $1.0 billion of loans, largely through participations, and reduced our securities portfolio by $272.9 million through a combination of repayments and calls.

The reduction in assets was largely offset by the production of held-for-investment loans totaling $6.2 billion in the current six-month period, including a record $3.5 billion in the second quarter of this year. Multi-family and CRE loans accounted for $5.4 billion of the current six-month volume and for $3.1 billion of the second-quarter amount.

Non-performing non-covered assets totaled $85.1 million at the end of the second quarter, a $53.9 million decrease from the balance at December 31, 2014. The reduction was attributable to an $18.1 million decline in non-performing non-covered loans to $58.9 million, together with a $35.8 million decrease in other real estate owned (“OREO”) to $26.2 million at June 30, 2015. The latter decline was largely due to the sale of a multi-family property in the amount of $41.6 million, which generated a second-quarter pre-tax gain of $7.8 million.

Non-performing non-covered loans represented 0.18% of total non-covered loans at the end of the second quarter, the lowest such measure we’ve reported since the second quarter of 2008. Similarly, non-performing non-covered assets represented 0.18% of total non-covered assets, the lowest such measure we’ve reported since the third quarter of that year.

While the quality of our assets generally reflects the nature of our primary lending niche and the benefit of conservative underwriting, it also reflects the direction of property values and economic conditions in the markets where our held-for-investment loans are produced.

The following table presents the unemployment rates reported by the U.S. Department of Labor for the United States and our key deposit markets in the months ended June 30, 2015, March 31, 2015, and June 30, 2014. Unemployment declined year-over-year in each of our markets and, with the exception of Florida and Arizona, declined sequentially as well.

	For the Month Ended
	June 30, 2015	March 31, 2015	June 30, 2014
Unemployment rate:
United States	5.3%	5.5%	6.1%
New York City	5.7	6.5	7.7
Arizona	6.3	5.4	7.5
Florida	5.5	5.5	6.3
New Jersey	5.6	6.8	6.4
New York	5.3	5.8	6.5
Ohio	5.2	5.4	5.9

Yet another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table shows the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	June 2015	March 2015	June 2014
Change in prices:	0.1%	(0.1)%	2.1%

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to the Index, home prices rose 4.4% across the U.S. in the twelve months ended May 2015 as compared to 4.1% and 6.2%, respectively, in the twelve months ended March 2015 and June 2014.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 482,000 in June 2015, according to estimates set forth in a U.S. Commerce Department report issued on July 24, 2015. The June 2015 rate was 6.8% lower than the rate reported in May 2015 and 18.1% above the rate reported in June 2014.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 80.4% of our multi-family loans and 88.0% of our CRE loans are secured by properties in New York, with Manhattan accounting for 33.7% and 52.9% of our multi-family and CRE loans, respectively. As reflected in the following table, residential rental vacancy rates increased linked-quarter and year- over-year, while office vacancy rates in Manhattan declined during the same time periods.

	For the Three Months Ended
	June 30, 2015	March 31, 2015	June 30, 2014
Residential rental vacancy rates:
New York	5.3%	4.6%	5.1%
Manhattan office vacancy rate:	9.7	10.0	10.6

Notwithstanding the inconsistency in economic indices in the current second quarter, the Consumer Confidence Index® was 99.8 in June 2015, as compared to 101.4 in March 2015 and 85.2 in June 2014. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Dividend Declaration

On July 21, 2015, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on August 18, 2015 to shareholders of record at the close of business on August 6, 2015.

A&P Bankruptcy Filing

On July 20, 2015, A&P, which owns and operates Pathmark, Waldbaums, and other supermarket chains in Metro New York and New Jersey, announced that it had filed for bankruptcy protection and plans to close or sell certain of its stores. Thirty-two of our in-store branches are located in supermarkets impacted by the A&P filing, including three that are expected to close by the end of this August, and nine that are in the process of being sold to other retail supermarket companies. No decision has as yet been made with regard to the remaining locations.

Given that our in-store branches are generally located within a short distance of one or more of our traditional branches, we do not expect the closing or sale of these locations to have a material impact on our financial condition or results of operations.

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

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans represents our estimate of probable and estimable losses inherent in the non-covered loan portfolio as of the date of the balance sheet. Losses on non-covered loans are charged against, and recoveries of losses on non-covered loans are credited back to, the allowance for losses on non-covered loans.

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

The methodology used for the allocation of the allowance for non-covered loan losses at June 30, 2015, December 31, 2014, and June 30, 2014 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that were probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

We generally measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated cost to sell, or the present value of the expected cash flows, is less than the recorded investment in the loan, any shortfall is promptly charged off.

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

The allocation methodology consists of the following components: (1) First, we determine an allowance for loan losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. (2) The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. (3) Lastly, we allocate an allowance for loan losses to qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management which, include, but are not limited to:

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, and charge-off and recovery practices;
●	Changes in international, national, regional, and local economic and business conditions, and developments that affect the collectability of the portfolio, including the condition of various market segments;
●	Changes in the nature and volume of the portfolio and in the terms of loans;
●	Changes in the volume and severity of past-due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;
●	Changes in the quality of our loan review system;
●	Changes in the value of the underlying collateral for collateral-dependent loans;
●	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;
●	Changes in the experience, ability, and depth of lending management and other relevant staff; and
●	The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

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

The process of establishing the allowance for losses on non-covered loans also involves:

●	Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors, as applicable;
●	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;
●	Assessment of the aforementioned factors by the pertinent members of the Boards of Directors and management when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and
●	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

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

Allowance for Losses on Covered Loans

We account for certain of the loans acquired in the AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions (our “covered loans”) based on expected cash flows, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we maintain the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

Mortgage Servicing Rights

We recognize the right to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights,” or “MSRs.” MSRs are generally recognized when loans are sold whole or in part (as a “participation”), and servicing is retained by us. Both of the Company’s two classes of MSRs, residential and participation, are initially recorded at fair value. While residential MSRs continue to be carried at fair value, participation MSRs are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income.

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

Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of residential MSRs are reported in “Mortgage banking income” in the period during which such changes occur. Changes in the value of participation MSRs are reported in “Other income” in the period during which such changes occur.

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

Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the six months ended June 30, 2015.

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

For the purpose of goodwill impairment testing, management has determined that the Company has two reporting units: Banking Operations and Residential Mortgage Banking. All of our recorded goodwill has resulted from prior acquisitions and, accordingly, is attributed to Banking Operations. There is no goodwill associated with Residential Mortgage Banking, as this unit was acquired in our FDIC-assisted AmTrust acquisition, which resulted in a bargain purchase gain. In order to perform our annual goodwill impairment test, we determined the carrying value of the Banking Operations unit to be the carrying value of the Company and compared it to the fair value of the Company.

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

On March 31, 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company are summarized below:

●	New York State tax is now determined by measuring the apportioned income of the combined group of all domestic affiliates of a New York taxpayer that participate in a unitary business relationship, rather than by applying differing rules based on the tax status of each affiliate;
●	Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are no longer relevant to the determination of income apportioned to New York State;
●	The statutory tax rate was reduced from 7.1% to 6.5%; and
●	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

While most of the provisions of this legislation are effective for fiscal years beginning in 2015, the statutory tax rate will not be reduced until 2016. It is expected that this law will result in a modest reduction in our current income tax expense. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

In April 2015, new legislation was enacted that changed the tax laws of New York City that are applicable to the Company in a manner similar to the changes that were made to the New York State laws described above. These changes were also effective January 1, 2015. However, the New York City laws differ from the New York State laws in certain ways including by:

●	Retaining an alternative tax on capital;
●	Measuring the apportionment of income to New York City by a weighted average of the measured New York City receipts (primarily based on customer location), payroll, and property. However, the payroll and property factors are phased out over three years, at which time the apportionment rules will be identical to those for New York State;
●	For financial institutions with total assets below $100 billion, the New York City statutory tax rate drops from 9% to 8.85%; and
●	Tax relief is provided for net income earned on residential portfolio loans that are secured by rent-regulated units or situated in low-income communities in New York City. This benefit is phased out for financial institutions with total assets between $100 billion and $150 billion.

Since the law was enacted in April, the impact of the New York City tax legislation is first being reflected in our earnings for the three months ended June 30, 2015. The legislation resulted in a one-time reduction in deferred tax expense of approximately $1.4 million in the current second quarter, and a modest increase in the ongoing tax expense of the Company. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

Balance Sheet Summary

Loans

At June 30, 2015, loans, net represented $36.0 billion, or 74.0%, of total assets, a $344.8 million increase from the balance at December 31, 2014. Included in the June 30th amount were covered loans, net of $2.2 billion; non-covered loans held for investment, net of $33.5 billion; and non-covered loans held for sale of $299.5 million, as more fully discussed below.

Covered Loans

“Covered loans” refers to certain loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At June 30, 2015, covered loans represented $2.2 billion, or 6.2%, of the total loan balance, a $184.4 million decrease from the balance at December 31, 2014. In addition to repayments, the reduction reflects $13.4 million of non-residential loans acquired in the Desert Hills transaction that are no longer covered by our FDIC loss sharing agreements, in accordance with their terms. These loans are classified as “purchased credit-impaired” (“PCI”) loans and are included in the balance of non-covered “Other loans” at June 30, 2015.

One-to-four family loans represented $2.1 billion of total covered loans at the end of the second quarter, with all other loan types (primarily consisting of home equity lines of credit, or “HELOCs”) representing $172.2 million, combined.

Covered one-to-four family loans include both fixed and adjustable rate loans. At June 30, 2015, $1.6 billion, or 69.8%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.31%. The remainder of the covered loan portfolio consisted of fixed rate loans at that date. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered one-to-four family loans and covered OREO.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at June 30, 2015:

(in thousands)
California	$ 395,904
Florida	374,420
Arizona	167,576
Ohio	141,164
Massachusetts	109,247
Michigan	102,595
New York	79,995
Illinois	79,246
Maryland	62,961
New Jersey	55,256
Nevada	55,143
Minnesota	51,864
All other states	568,832

Total covered loans	$2,244,203

Non-Covered Loans Held for Investment

Non-covered loans held for investment represented $33.6 billion, or 93.0%, of total loans at the end of the second quarter, a $611.3 million increase from the balance at December 31, 2014. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and other loans, with specialty finance loans and leases and other commercial and industrial (“C&I”) loans comprising the bulk of the “Other loan” portfolio.

While we originated $6.2 billion of non-covered loans held for investment in the first six months of this year, including a record $3.5 billion in the second quarter, the impact was largely tempered by the sale of multi-family and CRE loans (largely through participations), as well as by an increase in property sales and refinancing activity. Sales of multi-family and CRE loans (including participations) totaled $985.6 million in the first six months of 2015. Included in the six-month amount were second-quarter sales through participations of $477.6 million, in connection with our strategy of managing our assets below the current SIFI threshold, as previously mentioned in the Executive Summary.

The following table presents information about the loans held for investment we originated in the three months ended June 30, 2015, December 31, 2014, and June 30, 2014 and in the six months ended June 30, 2015 and 2014:

	For the Three Months Ended			For the Six Months Ended
(in thousands)	June 30, 2015	March 31, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Mortgage Loans Originated for Investment:
Multi-family	$2,581,987	$1,674,446	$2,111,565	$4,256,433	$4,058,150
Commercial real estate	484,264	610,874	336,448	1,095,138	809,121
One-to-four family	5,190	788	84,831	5,978	170,040
Acquisition, development, and construction	43,457	70,794	16,534	114,251	72,463

Total mortgage loans originated for investment	$3,114,898	$2,356,902	$2,549,378	$5,471,800	$5,109,774

Other Loans Originated for Investment:
Specialty finance	$ 296,369	$ 230,670	$ 189,232	$ 527,039	$ 294,173
Other commercial and industrial	72,859	91,501	130,659	164,360	281,693
Other	1,186	1,676	1,657	2,862	3,241

Total other loans originated for investment	$ 370,414	$ 323,847	$ 321,548	$ 694,261	$ 579,107

Total loans originated for investment	$3,485,312	$2,680,749	$2,870,926	$6,166,061	$5,688,881

The individual held-for-investment loan portfolios are discussed below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on this niche, multi-family loan originations represented $4.3 billion, or 69.0%, of the held-for-investment loans we produced in the current six-month period, exceeding the year-earlier six-month’s production by $198.3 million. Included in the current six-month amount were second-quarter originations of $2.6 billion, reflecting a linked-quarter increase of $907.5 million and a year-over-year increase of $470.4 million.

At June 30, 2015, multi-family loans represented $23.8 billion, or 70.7%, of total non-covered loans held for investment, a $303.6 million increase from the trailing quarter-end balance and a $78.1 million reduction from the balance at December 31, 2014. While we sold $863.2 million of multi-family loans in the first six months of this year (largely through participations), the impact was substantially tempered by the high volume of multi-family loans we produced. At June 30, 2015, the average multi-family loan had a principal balance of $4.9 million, as compared to $4.9 million and $5.0 million, respectively, at March 31, 2015 and December 31, 2014.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At June 30, 2015 and December 31, 2014, the weighted average life of the multi-family loan portfolio was 2.7 years and 3.0 years, respectively.

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

Commercial Real Estate Loans

In the six months ended June 30, 2015, CRE loans represented $1.1 billion, or 17.8%, of the loans we originated for investment, a $286.0 million increase from the volume produced in the year-earlier six months. Included in the current six-month amount were second-quarter originations of $484.3 million, reflecting a $126.6 million decrease from the trailing-quarter volume and a year-over-year increase of $147.8 million.

At June 30, 2015, CRE loans represented $8.1 billion, or 24.1%, of loans held for investment, a $260.9 million increase from the March 31st balance and a $449.4 million increase from the balance at December 31st. At June 30, 2015, the average CRE loan had a principal balance of $5.4 million, as compared to $5.2 million and $5.0 million at March 31, 2015 and December 31, 2014, respectively.

In support of our focus of limiting the growth of our assets, we sold $122.4 million of CRE loans in the six months ended June 30, 2015, including $24.8 million in the three months ended at that date. Most of the sales of CRE loans were through participations, including all of the sales executed in the second quarter of this year.

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

Prepayment penalties apply to our CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the weighted average life of the CRE portfolio was 3.1 years at June 30, 2015 and 3.2 years at December 31, 2014.

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

One-to-Four Family Loans

Consistent with our short-term focus on containing the growth of our assets, originations of one-to-four family loans for investment declined $164.1 million year-over-year to $6.0 million in the six months ended June 30, 2015. Included in the latter amount were second-quarter originations of $5.2 million, down $79.6 million from the year-earlier amount. Reflecting the decline in production, in addition to repayments, the balance of one-to-four family loans held for investment fell $31.9 million from the balance at the end of December to $107.0 million at the end of June.

Acquisition, Development, and Construction Loans

ADC loans represented $285.5 million, or 0.85%, of total loans held for investment at the end of the second quarter as compared to $258.1 million at December 31st. The six-month rise was largely due to an increase in production, with originations of ADC loans rising $41.8 million year-over-year to $114.3 million in the current six-month period. Included in the current six-month amount were second-quarter ADC loan originations of $43.5 million, reflecting a year-over-year increase of $26.9 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the six months ended June 30, 2015 and 2014, we recovered losses against guarantees of $175,000 and $80,000; in the three months ended at those dates, we recovered losses against guarantees of $31,000 and $40,000, respectively.

Other Loans

Other loans represented $1.4 billion, or 4.1%, of total loans held for investment at June 30, 2015, and were up $244.0 million from the balance at December 31st. Specialty finance loans and leases accounted for $731.1 million of the June 30th balance, reflecting a six-month increase of $98.3 million, while other C&I loans represented $611.9 million, reflecting a $135.5 million rise. The latter increase reflects the transfer of certain other C&I loans in the amount of $153.6 million from “held for sale” to “held for investment” in the first three months of this year.

The remainder of the “other loan” portfolio includes non-covered PCI loans, home equity loans, and HELOCs, as well as consumer loans.

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

The loans and leases we fund fall into three distinct categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancelable lease. The pricing of our asset-based and dealer floor-plan loans are at floating rates predominately tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over treasuries.

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

In accordance with the Banks’ policies, all loans are reviewed by the Mortgage Committee or the Credit Committee, as applicable, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At June 30, 2015, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at that date. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of the date of this report, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2015:

	At June 30, 2015
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 8,014,323	33.74%	$4,273,161	52.86%
Brooklyn	4,262,562	17.95	614,386	7.60
Bronx	2,964,895	12.48	228,575	2.83
Queens	2,594,299	10.92	705,375	8.73
Staten Island	67,346	0.29	39,633	0.49

Total New York City	$17,903,425	75.38%	$5,861,130	72.51%

Long Island	456,453	1.92	1,039,399	12.86
Other New York State	746,838	3.14	213,010	2.63
All other states	4,647,027	19.56	970,188	12.00

Total	$23,753,743	100.00%	$8,083,727	100.00%

At June 30, 2015, the largest concentration of one-to-four family loans held for investment was located in New York State and totaled $31.3 million; the largest concentration of ADC loans held for investment was located in New York City and totaled $213.7 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

At June 30, 2015, non-covered loans held for sale totaled $299.5 million, a $52.0 million reduction from the balance at the end of the trailing quarter and a $79.9 million reduction from the balance at December 31st. Reflecting the transfer of other C&I loans in the amount of $153.6 million from “held-for-sale” to “held-for-investment” in the current year’s first quarter, all of our held-for-sale loans were one-to-four family loans at March 31, and June 30, 2015.

In the six months ended June 30, 2015, the volume of one-to-four family loans originated for sale totaled $2.9 billion, exceeding the year-earlier volume by $1.5 billion, or 109.2%. Included in the current six-month amount were second-quarter originations of $1.4 billion, reflecting a linked-quarter decrease of $97.4 million and a $651.5 million increase year-over-year. While the linked-quarter decline was largely due to a rise in residential mortgage interest rates, which discouraged refinancing, the year-over-year increase was largely due to a decline in residential mortgage interest rates.

Most of our one-to-four family loans are produced or acquired by our mortgage banking operation, which operates as a mortgage aggregator via a group of approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—the vast majority of which utilize our proprietary web-accessible mortgage banking platform to originate full-documentation, prime credit one-to-four family loans throughout the United States.

The vast majority of the held-for-sale loans we produce are agency-conforming loans sold to GSEs. To a much lesser extent, we utilize our mortgage banking platform to originate fixed-rate jumbo loans for sale to other financial institutions. Of the loans we originated for sale in the first six months of 2015, all but $232.4 million, or 8.1%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At June 30, 2015 and 2014, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.2 million and $8.4 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(in thousands)
Balance, beginning of period	$8,184	$8,460	$8,160	$8,460
Repurchase losses	--	(75)	(41)	(75)
Recoveries	--	--	65	--

Balance, end of period	$8,184	$8,385	$8,184	$8,385

Indemnified and Repurchased Loans

The following table sets forth our activity with regard to repurchased loans and the loans we indemnified for GSEs during the periods indicated:

	For the Three Months Ended June 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount
Balance, beginning of period	34	$7,917	34	$8,254
New indemnifications	2	529	--	--
New repurchases	4	1,432	4	1,352
Principal payoffs	(1)	(116)	(2)	(853)
Principal payments	--	(148)	--	(141)

Balance, end of period (1)	39	$9,614	36	$8,612

	For the Six Months Ended June 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount
Balance, beginning of period	31	$7,916	29	$7,143
New indemnifications	5	989	--	--
New repurchases	6	1,975	10	2,580
Principal payoffs	(3)	(1,055)	(3)	(915)
Principal payments	--	(211)	--	(196)

Balance, end of period (1)	39	$9,614	36	$8,612

(1)	Of the 39 period-end loans, 23 loans, with an aggregate balance of $5.9 million, were repurchased and are now held for investment. The other 16 loans, with an aggregate balance of $3.7 million, were indemnified and are all performing as of the date of this report.

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

Repurchase and Indemnification Requests

The following table sets forth our indemnification and repurchase requests during the periods indicated:

	For the Three Months Ended June 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	21	$6,380	17	$3,823
New repurchase requests (2)	9	2,556	20	4,585
Successful rebuttal/rescission	(15)	(4,559)	(13)	(2,170)
New indemnifications (3)	(2)	(529)	--	--
Loan repurchases(4)	(4)	(1,432)	(4)	(1,352)

Balance, end of period (4)	9	$2,416	20	$4,886

	For the Six Months Ended June 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	24	$6,189	18	$4,057
New repurchase requests (2)	34	8,821	38	8,889
Successful rebuttal/rescission	(38)	(9,630)	(26)	(5,480)
New indemnifications (3)	(5)	(989)	--	--
Loan repurchases (4)	(6)	(1,975)	(10)	(2,580)

Balance, end of period (5)	9	$2,416	20	$4,886

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	The four loans repurchased during the three months ended June 30, 2015 were originated through our mortgage banking operation. Of the four loans repurchased during the three months ended June 30, 2014, three were originated through our mortgage banking operation and one was originated by a bank we acquired in 2007.
(5)	Of the nine period-end requests as of June 30, 2015, all were from Fannie Mae. Of the 20 period-end requests as of June 30, 2014, 19 were from Fannie Mae and one was from Freddie Mac. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase the loan.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At June 30, 2015, we had outstanding loan commitments of $2.6 billion, reflecting a $48.4 million increase from the level at December 31st. Commitments to originate loans held for investment represented $2.1 billion of the June 30th total, and commitments to originate loans held for sale represented the remaining $459.7 million. At December 31, 2014, the respective commitments were $2.1 billion and $494.6 million.

Multi-family and CRE loans together represented $946.2 million of held-for-investment loan commitments at the end of the second quarter, while ADC and other loans represented $308.5 million and $884.3 million, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $461.6 million and commitments to originate other C&I loans of $381.2 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $264.1 million at June 30, 2015, as compared to $201.0 million at December 31, 2014. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets fell $53.9 million, or 38.8%, from the December 31st balance to $85.1 million at June 30, 2015. The reduction was attributable to an $18.1 million, or 23.5%, decline in non-performing non-covered loans to $58.9 million and a $35.8 million, or 57.8%, decline in OREO to $26.2 million.

The six-month decline in OREO was largely due to the sale of a single multi-family building in the amount of $41.6 million that was completed in the second quarter of this year. The sale resulted in a gain of $7.8 million, which is included in “Other non-interest income” in the Consolidated Statements of Income for the three and six months ended June 30, 2015.

Reflecting the aforementioned reductions, non-performing non-covered loans represented 0.18% and 0.23%, respectively, of total non-covered loans at June 30, 2015 and December 31, 2014; non-performing non-covered assets represented 0.18% and 0.30% of total non-covered assets at the corresponding dates.

The following table sets forth the changes in non-performing non-covered loans over the six months ended June 30, 2015:

(in thousands)
Balance at December 31, 2014	$ 76,950
New non-accrual	4,011
Charge-offs	(731)
Transferred to other real estate owned	(9,295)
Loan payoffs, including dispositions and principal pay-downs	(11,910)
Restored to performing status	(145)

Balance at June 30, 2015	$ 58,880

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2014 to June 30, 2015:

			Change from December 31, 2014 to June 30, 2015
(dollars in thousands)	June 30, 2015	December 31, 2014	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$17,250	$31,089	$(13,839)	(44.51)%
Commercial real estate	20,694	24,824	(4,130)	(16.64)
One-to-four family	11,642	11,032	610	5.53
Acquisition, development, and construction	529	654	(125)	(19.11)

Total non-accrual non-covered mortgage loans	50,115	67,599	(17,484)	(25.86)
Other non-accrual non-covered loans	8,765	9,351	(586)	(6.27)

Total non-performing non-covered loans	$58,880	$76,950	$(18,070)	(23.48)%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2015 and December 31, 2014, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Properties that are acquired through foreclosure are classified as OREO. Upon acquisition, the excess of the remaining loan balance over the asset’s fair value, less the costs to sell, is charged off against the allowance for loan losses. We generally obtain an appraisal and environmental assessment of properties classified as OREO before foreclosure, and re-appraise the properties on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2014 to June 30, 2015:

			Change from December 31, 2014 to June 30, 2015
(dollars in thousands)	June 30, 2015	December 31, 2014	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$6,423	$464	$5,959	1,284.27%
Commercial real estate	--	1,464	(1,464)	(100.00)
One-to-four family	890	3,086	(2,196)	(71.16)
Other loans	1,041	1,178	(137)	(11.63)

Total non-covered loans 30-89 days past due	$8,354	$6,192	$2,162	34.92%

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those levels at June 30, 2015. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded a net recovery of $1.8 million in the six months ended June 30, 2015, as compared to net charge-offs of $2.5 million in the first six months of the prior year. Included in the current six-month amount was a second-quarter net recovery of $1.1 million; in the year-earlier second quarter, we recorded a net recovery of $112,000.

Reflecting the net recovery recorded in the first six months of this year, and the recovery of $1.9 million from the allowance for non-covered loan losses, the allowance for losses on non-covered loans rose to $141.3 million at the end of the second quarter from $139.9 million at December 31, 2014. The June 30th balance represented 0.41% of total non-covered loans and 236.16% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of June 30, 2015, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, one-to-four family loans, ADC loans, and other loans represented 0.32%, 0.85%, and 4.1%, respectively, of total non-covered loans held for investment at June 30, 2015, and 10.9%, 0.19%, and 0.63%, respectively, of one-to-four family, ADC, and other loans were non-performing at that date.

In view of these factors, we do not believe that our level of non-performing non-covered loans will result in a comparable level of loan losses, and will not necessarily require an increase in the allowance for non-covered loan losses in any given period.

The following table presents information about our five largest non-performing loans at June 30, 2015, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	Multi-Family	CRE	CRE
Origination Date	1/05/06	Various (2)	6/10/10	9/12/05	12/10/07
Origination Balance	$12,640,000	$4,999,999	$3,600,000	$4,300,000	$2,750,000
Full Commitment Balance (1)	$12,640,000	$4,999,999	$3,600,000	$4,300,000	$2,750,000
Balance at June 30, 2015	$9,862,818	$4,999,999	$3,138,781	$2,762,371	$1,961,105
Associated Allowance	None	None	None	None	None
Non-Accrual Date	March 2014	December 2014	September 2014	September 2013	March 2014
Origination LTV	79%	36%	67%	73%	55%
Current LTV	83%	45%	58%	52%	85%
Last Appraisal	February 2015	February 2015	September 2014	September 2014	February 2015

(1)	There are no funds available for further advances on the five largest non-performing loans.
(2)	Loan No. 2 consists of two loans with origination dates of July 13, 2010 and September 8, 2011.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at June 30, 2015 and December 31, 2014:

As of June 30, 2015 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	7	$16,945	19	$14,850
New York Commercial Bank	2	305	4	5,844

Total for New York Community Bancorp	9	$17,250	23	$20,694

As of December 31, 2014 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	13	$30,547	22	$18,962
New York Commercial Bank	2	542	4	5,862

Total for New York Community Bancorp	15	$31,089	26	$24,824

Troubled Debt Restructurings

In an effort to proactively manage delinquent loans, we have selectively extended to certain borrowers such concessions as rate reductions and extensions of maturity dates, as well as forbearance agreements, when such borrowers have exhibited financial difficulty. In accordance with GAAP, we are required to account for such loan modifications or restructurings as TDRs.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involve management’s judgment regarding the likelihood that the concession will result in the maximum recovery for the Company.

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At June 30, 2015, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $20.4 million; loans in connection with which forbearance agreements were reached totaled $8.5 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans were 86% and 92%, respectively, at June 30, 2015; in addition, our success rate was 100% for all other loan types at that date.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of June 30, 2015:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$2,034	$ 5,713	$ 7,747
Commercial real estate	6,091	12,732	18,823
One-to-four family	--	397	397
Acquisition, development, and construction	--	529	529
Commercial and industrial	--	1,181	1,181
Other	--	223	223

Total	$8,125	$20,775	$28,900

The following table presents information regarding our TDRs as of December 31, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 7,697	$17,879	$25,576
Commercial real estate	8,139	9,939	18,078
One-to-four family	--	260	260
Acquisition, development, and construction	--	654	654
Commercial and industrial	--	1,195	1,195

Total	$15,836	$29,927	$45,763

The following table sets forth the changes in TDRs over the six months ended June 30, 2015:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2014	$15,836	$29,927	$45,763
New TDRs	--	5,645	5,645
Transferred to other real estate owned	--	(9,108)	(9,108)
Transferred to accruing from non-accrual	145	(145)	--
Loan payoffs, including dispositions and principal pay-downs	(7,856)	(5,544)	(13,400)

Balance at June 30, 2015	$ 8,125	$20,775	$28,900

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2015, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the second quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered PCI Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at June 30, 2015 and December 31, 2014. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Six Months Ended June 30, 2015		At or For the Year Ended December 31, 2014
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$ 139,857		$ 141,946
Recovery of losses on non-covered loans	(2,622)		--
Charge-offs:
Multi-family	(73)		(755)
Commercial real estate	(265)		(1,615)
One-to-four family	(317)		(410)
Acquisition, development, and construction	--		--
Other loans	(375)		(5,296)

Total charge-offs	(1,030)		(8,076)
Recoveries	2,847		5,987

Net recoveries (charge-offs)	1,817		(2,089)

Balance at end of period	$ 139,052		$ 139,857

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$ 17,250		$ 31,089
Commercial real estate	20,694		24,824
One-to-four family	11,642		11,032
Acquisition, development, and construction	529		654

Total non-accrual non-covered mortgage loans	50,115		67,599
Other non-accrual non-covered loans	8,765		9,351

Total non-performing non-covered loans (1)	$ 58,880		$ 76,950
Non-covered other real estate owned (2)	26,176		61,956

Total non-performing non-covered assets	$ 85,056		$ 138,906

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.18%		0.23%
Non-performing non-covered assets to total non-covered assets	0.18		0.30
Allowance for losses on non-covered loans to non-performing non-covered loans	236.16		181.75
Allowance for losses on non-covered loans to total non-covered loans	0.41		0.42
Net (recovery) charge-offs during the period to average loans outstanding during the period (3)	(0.01)	(4)	0.01
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$ 6,423		$ 464
Commercial real estate	--		1,464
One-to-four family	890		3,086
Acquisition, development, and construction	--		--
Other loans	1,041		1,178

Total non-covered loans 30-89 days past due (5)	$ 8,354		$ 6,192

(1)	The June 30, 2015 and December 31, 2014 amounts exclude loans 90 days or more past due of $138.7 million and $157.9 million, respectively, that are covered by FDIC loss sharing agreements. The June 30, 2015 amount also excludes $1.4 million of non-covered PCI loans.
(2)	The June 30, 2015 and December 31, 2014 amounts exclude OREO of $32.6 million and $32.0 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans and non-covered PCI loans.
(4)	Presented on a non-annualized basis.
(5)	The June 30, 2015 and December 31, 2014 amounts exclude loans 30 to 89 days past due of $39.2 million and $41.7 million, respectively, that are covered by FDIC loss sharing agreements. The June 30, 2015 amount also excludes $51,000 of non-covered PCI loans.

Covered Loans and Covered Other Real Estate Owned

The credit risk associated with the assets acquired in our AmTrust transaction in December 2009 and our Desert Hills transaction in March 2010 has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC agreed to reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions, and to reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond that threshold. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to all other covered loans and OREO, the FDIC reimbursed us for losses for a five-year period from the date of acquisition which has since expired; the period for sharing in recoveries on all other covered loans and OREO extends for a period of eight years from the acquisition date.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables increase if the losses increase, and decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements are recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized.

In the first six months of 2015, we recorded FDIC indemnification income of $2.5 million in “Non-interest income” in connection with a $3.1 million provision for losses on covered loans. The provision was recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would decline due a deterioration in credit quality. Conversely, in the first six months of 2014, we recovered $14.4 million from the allowance for covered loan losses, as an improvement in credit quality led to our expectation that the cash flows generated by certain pools of covered loans would rise. In connection with said recovery, we recorded FDIC indemnification expense of $11.6 million during the corresponding period.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the six months ended June 30, 2015 and 2014, we recorded amortization of $26.3 million and $17.6 million, respectively, including amortization of $12.1 million and $9.6 million in the three months ended at the respective dates. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three and six months ended June 30, 2015, we received FDIC reimbursements of $4.5 million and $10.2 million, respectively, as compared to $9.9 million and $22.5 million, respectively, in the year-earlier three- and six-month periods.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at June 30, 2015 and December 31, 2014, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Six Months Ended June 30, 2015	At or For the Year Ended December 31, 2014
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$ --	$ --
Commercial real estate	1,016	1,464
One-to-four family	131,805	148,967
Acquisition, development, and construction	402	709
Other	6,935	6,749

Total covered loans and non-covered PCI loans 90 days or more past due	$140,158	$157,889
Covered other real estate owned	32,627	32,048

Total covered assets and non-covered PCI loans	$172,785	$189,937

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$ 17,250	$ 31,089
Commercial real estate	21,710	26,288
One-to-four family	143,447	159,999
Acquisition, development, and construction	931	1,363
Other	15,700	16,100

Total non-performing loans	$199,038	$234,839
Other real estate owned	58,803	94,004

Total non-performing assets	$257,841	$328,843

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.55%	0.66%
Total non-performing assets to total assets	0.53	0.68
Allowance for loan losses to total non-performing loans	94.20	78.92
Allowance for loan losses to total loans	0.52	0.52

Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$ --	$ --
Commercial real estate	--	599
One-to-four family	36,820	37,680
Acquisition, development, and construction	--	--
Other	2,443	3,417

Total covered loans and non-covered PCI loans 30-89 days past due	$39,263	$41,696

Total Loans 30-89 Days Past Due:
Multi-family	$ 6,423	$ 464
Commercial real estate	--	2,063
One-to-four family	37,710	40,766
Acquisition, development, and construction	--	--
Other	3,484	4,595

Total loans 30-89 days past due	$47,617	$47,888

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at June 30, 2015:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
New Jersey	$29,298	$14,704	$44,002
New York	25,730	13,838	39,568
Florida	—	22,561	22,561
California	225	12,702	12,927
Ohio	—	9,735	9,735
Massachusetts	—	7,849	7,849
Illinois	—	7,846	7,846
Maryland	—	6,125	6,125
All other states	3,627	43,380	47,007

Total non-performing loans	$58,880	$138,740	$197,620

Securities

Securities declined $272.9 million in the first six months of this year to $6.8 billion at June 30, 2015. The June 30th balance was equivalent to 14.0% of total assets, while the December 31st balance represented 14.6%. The six-month decline was largely attributable to repayments and, to a lesser extent, calls of securities. GSE obligations represented 95.3% of total securities at the end of the second quarter, as compared to 95.5% at the end of 2014.

Held-to-maturity securities represented $6.7 billion, or 97.6%, of the June 30th balance, and were down $264.3 million from the balance at December 31st. At the end of June, the fair value of securities held to maturity represented 102.1% of their carrying value, as compared to 102.4% at the earlier date. Mortgage-related securities accounted for $3.8 billion and $4.1 billion, respectively, of securities held to maturity at the end of June and December, while other securities accounted for $2.8 billion at both of these dates.

GSE obligations represented $6.4 billion of held-to-maturity securities at the end of the second quarter, while capital trust notes, corporate bonds, and municipal obligations represented $65.6 million, $73.5 million, and $71.9 million, respectively. At December 31, 2014, GSE obligations accounted for $6.7 billion of held-to-maturity securities, while capital trust notes and corporate bonds represented $75.6 million and $73.3 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 7.0 years and 7.2 years at the respective period-ends.

Available-for-sale securities represented the remaining $165.1 million, or 2.4%, of total securities at the end of the second quarter, an $8.6 million decrease from the balance at December 31st. Included in the respective period-end amounts were mortgage-related securities of $15.3 million and $19.7 million, and other securities of $149.8 million and $154.1 million. The estimated weighted average life of the available-for-sale securities portfolio was 10.4 years and 8.6 years at the corresponding dates.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At June 30, 2015, the Community Bank held $470.5 million of FHLB stock, including $451.5 million of stock in the FHLB-NY and $19.0 million of stock in the FHLB-Cincinnati that was acquired in connection with the AmTrust transaction in December 2009. The Commercial Bank had $39.7 million of FHLB stock at the end of the second quarter, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at June 30, 2015.

In the three and six months ended June 30, 2015, dividends from the FHLB to the Community Bank totaled $4.7 million and $10.2 million, respectively; dividends from the FHLB to the Commercial Bank totaled $431,000 and $780,000, respectively, in the corresponding periods.

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

Loan repayments and sales totaled $8.7 billion in the first six months of 2015, as compared to $5.1 billion in the first six months of 2014. Included in the respective amounts were second-quarter loan repayments and sales totaling $4.4 billion and $2.6 billion.

In the six months ended June 30, 2015 and 2014, cash flows from the repayment and sale of securities respectively totaled $457.3 million and $421.4 million, while purchases of securities totaled $180.6 million and $249.3 million in the corresponding periods. Consistent with our business model, the cash flows from loans and securities were primarily deployed into the production of held-for-investment multi-family and CRE loans.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. While there have been times we have chosen not to compete actively for deposits (depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand), we grew our deposits organically in the first six months of 2015.

Total deposits rose $268.4 million from the year-end amount to $28.6 billion at the end of June, as a $713.3 million decline in certificates of deposit (“CDs”) to $5.7 billion was exceeded by the combination of a $446.9 million increase in savings accounts to $7.5 billion, a $273.1 million increase in NOW and money market accounts to $12.8 billion, and a $261.8 million increase in non-interest-bearing accounts to $2.6 billion. CDs represented 20.0% of total deposits at June 30, 2015, as compared to 22.7% at December 31, 2014.

The bulk of our deposits consist of retail deposits, which rose $51.5 million from the December 31st balance to $21.4 billion at the end of June. Institutional deposits rose $265.6 million during this time to $2.4 billion, while municipal deposits rose $24.4 million to $872.2 million. Brokered deposits, meanwhile, declined by $73.0 million to $3.9 billion, as a $177.7 million increase in brokered checking accounts to $1.6 billion was exceeded by a $247.3 million reduction in brokered money market accounts to $2.3 billion. In addition, while the year-end balance of brokered deposits included CDs of $3.5 million, we had no brokered CDs at June 30, 2015.

The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, junior subordinated debentures. Borrowed funds fell $215.1 million in the first six months of this year to $14.0 billion and represented 28.8% of total assets at the end of June.

Wholesale Borrowings

In tandem with the growth of our deposits, we have reduced our use of wholesale borrowings to some degree. Wholesale borrowings totaled $13.7 billion and $13.9 billion, respectively, at June 30, 2015 and December 31, 2014, representing 28.1% and 28.6% of total assets at the corresponding dates.

The majority of our wholesale borrowings consist of FHLB advances, which fell $273.2 million to $9.9 billion in the first six months of this year. The balance of repurchase agreements was $3.3 billion at the end of June, as compared to $3.4 billion at the end of December, while the balance of fed funds purchased rose $158.0 million in the first six months of this year to $418.0 million.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans. In addition to $9.4 billion of FHLB-NY advances, the June 30th balance included $487.1 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition.

At June 30, 2015, $5.8 billion of our wholesale borrowings were callable in the next 12 months. Given the current interest rate environment, we do not expect our callable wholesale borrowings to be called.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.5 million at June 30, 2015, a modest increase from the balance at December 31, 2014.

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

In the first six months of 2015, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of certain C&I loans that feature floating interest rates; (3) We increased our deposits; and (4) We extended the maturities of certain short-term wholesale borrowings and reduced the balance of wholesale borrowings overall.

In connection with the activities of our mortgage banking operation, we enter into contingent commitments to fund or purchase residential mortgage loans by a specified future date at a stated interest rate and corresponding price. Such commitments, which are generally known as interest rate lock commitments (“IRLCs”), are considered to be financial derivatives and, as such, are carried at fair value.

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

When we retain the servicing on the loans we sell, we capitalize an MSR asset. Residential MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income. We estimate the fair value of the MSR asset based upon a number of factors, including current and expected loan prepayment rates, economic conditions, and market forecasts, as well as relevant characteristics of the associated underlying loans. Generally, when market interest rates decline, loan prepayments increase as customers refinance their existing mortgages to take advantage of more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, a portion of the anticipated cash flows associated with servicing these loans is terminated or reduced, which can result in a reduction in the fair value of the capitalized MSRs and a corresponding reduction in earnings.

To mitigate the prepayment risk inherent in residential MSRs, we could sell the servicing of the loans we produce, and thus minimize the potential for earnings volatility. Instead, we have opted to mitigate such risk by investing in exchange-traded derivative financial instruments that are expected to experience opposite and partially offsetting changes in fair value as related to the value of our residential MSRs.

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

At June 30, 2015, our one-year gap was a negative 17.22%, as compared to a negative 15.92% at December 31, 2014. The change was primarily attributable to an increase in deposits repricing in one year which was partially offset by a decrease in borrowings repricing in that time, coupled with an increase in projected loan prepayments.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2015 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2015 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 21% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 24% and 19% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 58% for the first five years and 42% for years six through ten. NOW accounts were assumed to decay at a rate of 75% for the first five years and 25% for years six through ten. This comprehensive statistical analysis incorporated updated deposit data and modeling assumptions, and resulted in no decay rates beyond ten years. The change in the decay assumptions was made due to the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 86% for the first five years and 14% for years six through ten.

Interest Rate Sensitivity Analysis

	At June 30, 2015
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 3,923,713	$ 5,931,702	$12,246,557	$9,805,909	$3,928,255	$284,890	$36,121,026
Mortgage-related securities (2)(3)	57,584	111,897	316,010	126,650	3,092,229	134,286	3,838,656
Other securities and money market investments (2)	628,697	1,070	64,121	2,938	2,668,103	136,620	3,501,549

Total interest-earning assets	4,609,994	6,044,669	12,626,688	9,935,497	9,688,587	555,796	43,461,231

INTEREST-BEARING LIABILITES:
NOW and money market accounts	6,577,073	743,603	875,645	2,061,320	2,565,039	--	12,822,680
Savings accounts	645,277	3,261,818	256,253	208,605	3,126,552	--	7,498,505
Certificates of deposit	1,567,642	3,007,860	1,046,255	63,304	21,585	646	5,707,292
Borrowed funds	3,028,051	200,222	3,206,222	3,281,938	4,150,438	144,552	14,011,423

Total interest-bearing liabilities	11,818,043	7,213,503	5,384,375	5,615,167	9,863,614	145,198	40,039,900

Interest rate sensitivity gap per period (4)	$(7,208,049)	$(1,168,834)	$ 7,242,313	$4,320,330	$ (175,027)	$410,598	$ 3,421,331

Cumulative interest rate sensitivity gap	$(7,208,049)	$(8,376,883)	$(1,134,570)	$3,185,760	$3,010,733	$3,421,331

Cumulative interest rate sensitivity gap as a percentage of total assets	(14.82)%	(17.22)%	(2.33)%	6.55%	6.19%	7.03%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	39.01%	55.98%	95.35%	110.61%	107.55%	108.54%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Interest Rate Sensitivity Analysis

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

As of June 30, 2015, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 1.95% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates by a constant prepayment rate of 1.84% per annum.

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

Based on the information and assumptions in effect at June 30, 2015, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(4.83) %
+200	(11.55)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2015, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(5.72)%
+200	(9.31)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In the event that our interest rate sensitivity gap analysis or net interest income simulation were to indicate a variance in our NPV in excess of our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

●	Our Management Asset and Liability Committee (the “ALCO Committee”) would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.
●	In formulating appropriate strategies, the ALCO Committee would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

Where temporary changes in market conditions or volume levels result in significant increases in risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

●	Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;
●	Liability restructuring, whereby product offerings and pricing would be altered or wholesale borrowings employed to affect the maturity structure or repricing of liabilities;
●	Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or
●	Use or alteration of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward purchase or sales commitments.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2015, our analysis indicated that an immediate flattening of the yield curve would be expected to result in a 6.60% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 3.85% increase in net interest income over such time.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $588.7 million and $564.2 million, respectively, at June 30, 2015 and December 31, 2014. As in the past, our portfolios of loans and securities provided liquidity in the current six-month period, with cash flows from the repayment and sale of loans totaling $8.7 billion and cash flows from the repayment and sale of securities totaling $457.3 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2015, our available borrowing capacity with the FHLB-NY was $7.9 billion. In addition, the Community Bank and the Commercial Bank had $163.1 million in available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At June 30, 2015, the maximum amount the Community Bank could borrow from the FRB-NY was $1.1 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $150.8 million. There were no borrowings against either of the respective lines of credit at that date.

Our primary investing activity is loan production. In the first six months of 2015, the volume of loans originated for investment was $6.2 billion. During this time, the net cash provided by investing activities totaled $21.6 million. Our operating activities provided net cash of $176.4 million in the current six-month period, while our financing activities used net cash of $173.5 million.

CDs due to mature in one year or less from June 30, 2015 totaled $4.6 billion, representing 80.2% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the six months ended June 30, 2015, the Banks paid dividends totaling $230.0 million to the Parent Company, leaving $171.2 million that they could dividend to the Parent Company without regulatory approval at that date. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved. Additional sources of liquidity available to the Parent Company at June 30, 2015 included $111.8 million in cash and cash equivalents and $2.0 million of available-for-sale securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At June 30, 2015, we held derivative financial instruments with a notional value of $4.0 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity totaled $5.8 billion at June 30, 2015, a $32.8 million increase from the balance recorded at December 31, 2014. The respective balances were equivalent to 11.95% and 11.91% of total assets, as well as book values of $13.09 and $13.06 per share.

We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At June 30, 2015 and December 31, 2014, we had outstanding shares of 444,336,836 and 442,587,190, respectively.

Tangible stockholders’ equity rose $35.7 million from the year-end 2014 balance to $3.4 billion at the end of June, after the distribution of quarterly cash dividends totaling $221.8 million. Tangible stockholders’ equity represented 7.30% and 7.24% of tangible assets, respectively, at the end of June and December, and represented book values of $7.59 and $7.54 per share at the corresponding dates.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both June 30, 2015 and December 31, 2014, we recorded goodwill of $2.4 billion; we recorded CDI of $5.0 million and $7.9 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear earlier in this report.)

Both stockholders’ equity and tangible stockholders’ equity include AOCL. AOCL declined $2.1 million from the balance at the end of December to $53.6 million at June 30, 2015. While pension and post-retirement obligations, net of tax, fell $2.4 million during this time, to $50.9 million, the benefit was slightly offset by a modest decline in the net unrealized gain on securities available for sale, net of tax, to $2.6 million and an even lesser decline in the net unrealized loss on the non-credit portion of OTTI losses on securities to $5.4 million, net of tax.

At June 30, 2015, our capital measures continued to exceed the minimum federal requirements for a bank holding company, which reflect the new capital rules under Basel III that took effect on January 1st of this year. The following table sets forth our Common Equity Tier 1, Tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At June 30, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,434,356	10.82%	$3,520,781	11.10%	$3,970,840	12.52%	$3,520,781	7.68%
Minimum for capital adequacy purposes	1,427,745	4.50	1,903,660	6.00	2,538,213	8.00	1,832,743	4.00

Excess	$2,006,611	6.32%	$1,617,121	5.10%	$1,432,627	4.52%	$1,688,038	3.68%

The impact of the new Basel III capital rules is primarily reflected in the Tier 1 capital of the Company. In accordance with these rules, which call for the phase-out of trust preferred securities as Tier 1 capital, only 25% of our trust preferred securities were included in Tier 1 capital at June 30, 2015. Based on the balance of the Company’s trust preferred securities at that date, the phase-out of 75% of our trust preferred securities reduced our Tier 1 capital by $259.3 million, our leverage capital ratio by 57 basis points, and our Tier 1 to risk-weighted assets ratio by 82 basis points at the end of June. The Tier 1 and total capital to risk-weighted assets ratios were also negatively impacted by changes in the calculation of risk-weighted assets under Basel III.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at June 30, 2015, in accordance with the new rules under Basel III:

Regulatory Capital Analysis (New York Community Bank)

	At June 30, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,311,632	11.41%	$3,311,632	11.41%	$3,487,618	12.02%	$3,311,632	7.92%
Minimum for capital adequacy purposes	1,305,559	4.50	1,740,745	6.00	2,320,994	8.00	1,672,465	4.00

Excess	$2,006,073	6.91%	$1,570,887	5.41%	$1,166,624	4.02%	$1,639,167	3.92%

Regulatory Capital Analysis (New York Commercial Bank)

	At June 30, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$383,020	12.77%	$383,020	12.77%	$397,818	13.27%	$383,020	9.34%
Minimum for capital adequacy purposes	134,934	4.50	179,912	6.00	239,882	8.00	163,964	4.00

Excess	$248,086	8.27%	$203,108	6.77%	$157,936	5.27%	$219,056	5.34%

As of June 30, 2015, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum Common Equity Tier 1 ratio of 6.50%; a minimum Tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended June 30, 2015

We generated earnings of $123.7 million, or $0.28 per diluted share, in the current second quarter, as compared to $119.3 million, or $0.27 per diluted share, in the trailing quarter, and to $118.7 million, or $0.27 per diluted share, in the second quarter of 2014.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the second quarter of 2015, the average five-year CMT was 1.53%, as compared to 1.46% and 1.66%, respectively, in the trailing and year-earlier quarters. The average ten-year CMT was 2.16% in the current second quarter, as compared to 1.97% and 2.62%, respectively, in the earlier periods.

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

Net interest income totaled $285.1 million in the current second quarter, reflecting a linked-quarter decrease of $7.7 million and a year-over-year increase of $1.6 million. The linked-quarter decline was the result of a $7.3 million decrease in interest income to $421.6 million and a nominal increase in interest expense to $136.5 million. The year-over-year increase in net interest income was the net effect of a $3.7 million rise in interest income and a $2.1 million increase in interest expense.

The Company’s margin declined to 2.64% in the current second quarter from 2.68% in the trailing three-month period. Year-over-year, the margin declined by two basis points.

The following factors contributed to the linked-quarter declines in net interest income and net interest margin:

●	Prepayment penalty income contributed $26.7 million to net interest income in the current second quarter, a $3.4 million reduction from the trailing-quarter amount. Similarly, prepayment penalty income contributed 24 basis points to the Company’s current second-quarter margin, a four-basis point reduction from the trailing-quarter amount. Excluding the contributions of prepayment penalty income in the respective quarters, the second quarter margin was sequentially flat.

●	Interest-earning assets averaged $43.1 billion in the current second quarter, a $399.8 million decrease from the average balance in the first quarter of this year. Reflecting the Company’s focus on containing the growth of its assets, the average balance of loans declined $238.6 million to $35.7 billion, while the average balance of securities and money market investments fell $161.2 million to $7.4 billion. In addition, the average yield on interest-earning assets fell four basis points, to 3.91%, in the current second quarter as a two-basis point rise in the average yield on securities and money market investments tempered the impact of a five-basis point decline in the average yield on loans to 4.01%. The decline in the average yield on loans was primarily due to the aforementioned drop in prepayment penalty income, excluding which the average yield on loans would have declined by one basis point.

●	Interest-bearing liabilities averaged $39.5 billion in the current second quarter, down $718.9 million from the average balance in the first quarter of this year. The decrease was the net effect of a $12.8 million rise in the average balance of interest-bearing deposits to $26.0 billion and a $731.8 million decrease in the average balance of borrowed funds to $13.5 billion. The average cost of funds rose two basis points, to 1.39%, in the current second quarter, as a one-basis point decline in the average cost of interest-bearing deposits to 0.62% offset most of the impact of a 13-basis point rise in the average cost of borrowed funds to 2.85%. The latter increase was largely attributable to the linked-quarter reduction in short-term wholesale borrowings.

The following factors contributed to the year-over-year increase in net interest income and the modest decline in net interest margin:

●	Prepayment penalty income rose $7.5 million year-over-year and contributed six basis points more to the current second-quarter margin than it contributed to the margin in the second quarter of last year. Excluding the contributions of prepayment penalty income in the respective quarters, the second-quarter margin fell by eight basis points.

●	Average interest-earning assets rose $546.1 million year-over-year, the net effect of a $1.6 billion increase in the average loan balance and a $1.0 billion reduction in the average balance of securities and money market investments. The benefit of the increase in the average balance of interest-earning assets exceeded the impact of a two-basis point reduction in the average yield. The latter decline was the net effect of a 26-basis point rise in the average yield on securities and money market investments (primarily reflecting yield maintenance fees received on securities that prepaid in the current second quarter) and a 10-basis point decline in the average yield on loans. While prepayment penalty income contributed seven more basis points to the average yield on loans than it did in the year-earlier quarter, the benefit was exceeded by the impact of replenishing the portfolio with lower-yielding loans.

●	Average interest-bearing liabilities rose $161.1 million year-over-year, as a $1.5 billion increase in the average balance of interest-bearing deposits was largely offset by a $1.3 billion decline in the average balance of borrowed funds. The modest rise in the average balance of interest-bearing liabilities was coupled with a two-basis point rise in the average cost of funds. While the average cost of interest-bearing deposits rose three basis points year-over-year, the increase in the average cost of borrowed funds was considerably greater at 20 basis points. The latter increase largely reflects the aforementioned decline in short-term wholesale borrowings.

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

The following tables set forth certain information regarding our average balance sheet for the quarters indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the quarters are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	June 30, 2015			March 31, 2015
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$35,721,805	$357,999	4.01%	$35,960,395	$364,504	4.06%
Securities and money market investments (2)(3)	7,381,373	63,621	3.45	7,542,579	64,409	3.43

Total interest-earning assets	43,103,178	421,620	3.91	43,502,974	428,913	3.95
Non-interest-earning assets	5,226,017			5,266,578

Total assets	$48,329,195			$48,769,552

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,664,816	$11,727	0.37%	$12,366,830	$11,052	0.36%
Savings accounts	7,630,389	12,925	0.68	7,528,983	12,333	0.66
Certificates of deposit	5,698,530	15,729	1.11	6,085,108	17,116	1.14

Total interest-bearing deposits	25,993,735	40,381	0.62	25,980,921	40,501	0.63
Borrowed funds	13,513,317	96,142	2.85	14,245,073	95,644	2.72

Total interest-bearing liabilities	39,507,052	136,523	1.39	40,225,994	136,145	1.37
Non-interest-bearing deposits	2,811,598			2,510,976
Other liabilities	200,758			230,273

Total liabilities	42,519,408			42,967,243
Stockholders’ equity	5,809,787			5,802,309

Total liabilities and stockholders’ equity	$48,329,195			$48,769,552

Net interest income/interest rate spread		$285,097	2.52%		$292,768	2.58%

Net interest margin			2.64%			2.68%

Ratio of interest-earning assets to interest-bearing liabilities			1.09 x			1.08 x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended
	June 30, 2015			June 30, 2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$35,721,805	$357,999	4.01%	$34,142,869	$350,557	4.11%
Securities and money market investments (2)(3)	7,381,373	63,621	3.45	8,414,217	67,325	3.19

Total interest-earning assets	43,103,178	421,620	3.91	42,557,086	417,882	3.93
Non-interest-earning assets	5,226,017			5,340,203

Total assets	$48,329,195			$47,897,289

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,664,816	$11,727	0.37%	$11,266,689	$9,371	0.33%
Savings accounts	7,630,389	12,925	0.68	6,567,458	8,259	0.50
Certificates of deposit	5,698,530	15,729	1.11	6,648,674	18,464	1.11

Total interest-bearing deposits	25,993,735	40,381	0.62	24,482,821	36,094	0.59
Borrowed funds	13,513,317	96,142	2.85	14,863,156	98,296	2.65

Total interest-bearing liabilities	39,507,052	136,523	1.39	39,345,977	134,390	1.37
Non-interest-bearing deposits	2,811,598			2,574,050
Other liabilities	200,758			209,698

Total liabilities	42,519,408			42,129,725
Stockholders’ equity	5,809,787			5,767,564

Total liabilities and stockholders’ equity	$48,329,195			$47,897,289

Net interest income/interest rate spread		$285,097	2.52%		$283,492	2.56%

Net interest margin			2.64%			2.66%

Ratio of interest-earning assets to interest-bearing liabilities			1.09 x			1.08 x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

(Recovery of) Provision for Loan Losses

Recovery of Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recovered $1.9 million from the allowance for non-covered loan losses in the second quarter of 2015. In the trailing quarter, we recovered $870,000 from the allowance; there was no provision for, or recovery of, loan losses recorded in the second quarter of 2014.

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

Reflecting a decline in the cash flows expected from certain pools of acquired loans covered by FDIC loss-sharing agreements, we recorded a $2.2 million provision for covered loan losses in the three months ended June 30, 2015. In the trailing and year-earlier quarters, we recorded provisions of $877,000 and $188,000, respectively.

Because our FDIC loss sharing agreements call for the FDIC to reimburse us for a portion of our losses on covered loans—and for the FDIC to share in any recoveries of such losses—we record FDIC indemnification income in “Non-interest income” in the same period that a provision for covered loan losses is recorded, and we record FDIC indemnification expense in “Non-interest income” in the same period that a recovery occurs. Accordingly, in the three months ended June 30, 2015, we recorded FDIC indemnification income of $1.8 million; in the trailing and year-earlier quarters, we recorded FDIC indemnification income of $702,000 and $150,000, respectively, as further discussed below.

For additional information about our recoveries of (provisions for) loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

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

In the three months ended June 30, 2015, we recorded non-interest income of $61.9 million, reflecting a sequential increase of $9.7 million and a year-over-year increase of $9.3 million. Included in the current second-quarter amount was a $7.8 million gain on the sale of a multi-family building that had been classified as OREO since the first quarter of 2013. The gain on sale is included in “Other non-interest income,” which rose $10.2 million sequentially and $7.4 million year-over-year to $28.0 million in the second quarter of 2015. Also included in “Other non-interest income” in the three months ended June 30, 2015 and March 31, 2015 were gains on the sale of loans of $8.8 million and $5.9 million, in connection with our strategy of containing our balance sheet growth.

The sequential and year-over-year increases in non-interest income were also due to an increase in FDIC indemnification income in connection with the aforementioned provision for losses on covered loans. FDIC indemnification income totaled $1.8 million in the current second quarter, reflecting a linked-quarter increase of $1.1 million and a year-over-year increase of $1.6 million.

Mortgage banking income accounted for $16.0 million of non-interest income in the current second quarter, reflecting a $2.4 million decrease from the trailing-quarter level and a modest increase from the year-earlier amount. The linked-quarter decline was the net effect of a $5.0 million decrease in income from originations to $10.6 million and a $2.5 million increase in servicing income to $5.4 million. Conversely, the year-over-year increase in mortgage banking income was the net effect of a $5.6 million increase in income from originations and a $5.0 million decrease in servicing income.

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

In addition to a modest rise in fee income and the income derived from our investment in BOLI, the linked-quarter increase in non-interest income reflected a modest rise in net securities gains. While net securities gains also rose year-over-year, the benefit was exceeded by the impact of a reduction in the levels of fee income and BOLI income during that time.

The following table summarizes the components of non-interest income for the three months ended June 30, 2015, March 31, 2015, and June 30, 2014:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	June 30, 2015	March 31, 2015	June 30, 2014
Mortgage banking income	$15,968	$18,406	$15,291
Fee income	8,778	8,394	9,430
BOLI income	6,774	6,704	6,813
Net gain on sales of securities	592	211	262
FDIC indemnification income	1,764	702	150
Other income:
Peter B. Cannell & Co., Inc.	6,967	7,070	6,934
Third-party investment product sales	3,320	3,001	3,528
Other	17,738	7,746	10,185

Total other income	28,025	17,817	20,647

Total non-interest income	$61,901	$52,234	$52,593

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

Non-interest expense totaled $151.9 million in the current second quarter, reflecting a sequential decline of $4.9 million and a $4.1 million increase from the year-earlier amount. Operating expenses accounted for $150.6 million of non-interest expense in the current second quarter, reflecting a sequential decline of $4.7 million and a year-over-year increase of $4.8 million.

The sequential decline in operating expenses was largely due to a $4.1 million decrease in compensation and benefits expense to $83.1 million and a $1.2 million reduction in G&A expense to $41.6 million. In the first quarter of 2015, compensation and benefits expense included severance expenses of $4.0 million; no comparable expenses were recorded in the second quarter of this year. The sequential decline in G&A expense was largely driven by a decline in OREO-related expenses as well as a reduction in FDIC deposit insurance premiums.

The year-over-year increase in operating expenses was largely driven by compensation and benefits expense, which rose $8.2 million, reflecting a $1.7 million increase in pension-related expenses, in addition to salary increases and the granting of incentive stock awards. Furthermore, occupancy and equipment expense rose $1.6 million during this time. The impact of these increases was somewhat offset by a $5.0 million decline in G&A expense, primarily reflecting a decrease in expenses related to the management and disposition of OREO properties.

Income Tax Expense

Income tax expense totaled $71.0 million in the current second quarter, reflecting a sequential increase of $2.1 million and a year-over-year increase of $1.7 million. The respective increases were largely due to pre-tax income, which rose $6.6 million and $6.7 million, respectively, to $194.7 million from the levels recorded in the three months ended March 31, 2015 and June 30, 2014. The rise in pre-tax income occurred in tandem with a modest decline in the effective tax rate, which was 36.48% in the current second quarter, as compared to 36.62% and 36.89%, respectively, in the earlier periods.

Earnings Summary for the Six Months Ended June 30, 2015

In the first six months of 2015, we generated earnings of $243.0 million, or $0.55 per diluted share, as compared to earnings of $233.9 million, or $0.53 per diluted share, in the first six months of 2014.

Net Interest Income

Net interest income rose $10.2 million year-over-year to $577.9 million in the six months ended June 30, 2015. The increase was the net effect of a $17.3 million rise in interest income to $850.5 million and a $7.1 million rise in interest expense to $272.7 million. During this time, our margin declined three basis points to 2.66%.

The following factors contributed to the year-over-year increase in net interest income and the year-over-year decline in net interest margin:

●	The average five-year CMT dropped 14 basis points year-over-year to 1.49% in the current six-month period, while the average ten-year CMT dropped 62 basis points to 2.07%.

●	Prepayment penalty income contributed $56.8 million to net interest income in the first six months of 2015, a $17.2 million increase from the amount contributed by such income in the first six months of 2014. The current six-month amount contributed 26 basis points to our net interest margin, exceeding the year-earlier contribution by seven basis points. Excluding prepayment penalty income, the decline in our net interest margin amounted to ten basis points.

●	Average interest-earning assets rose $1.3 billion year-over-year to $43.3 billion, the net effect of a $2.3 billion increase in average loans to $35.8 billion and a $1.0 billion reduction in average securities and money market investments to $7.5 billion. The benefit of the higher average balance was partly offset by a four-basis point decline in the average yield on interest-earning assets to 3.93% in the first six months of this year. While the average yield on loans fell 12 basis points year-over-year to 4.03% (despite the higher contribution of prepayment penalty income), the impact of the decline was tempered by a 19-basis point increase in the average yield on securities and money market investments, to 3.44%. The latter increase was primarily attributable to yield maintenance fees received on securities that prepaid in the six months ended June 30, 2015. The decline in the average yield on loans reflects the replenishment of the portfolio with lower-yielding loans.

●	Average interest-bearing liabilities rose $895.0 million year-over-year to $39.9 billion as a $1.1 billion decline in average borrowed funds to $13.9 billion was exceeded by a $2.0 billion increase in average interest-bearing deposits to $26.0 billion. During this time, the average cost of funds rose a single basis point to 1.38%, as the average cost of interest-bearing deposits rose four basis points to 0.63% and the average cost of borrowed funds rose 15 basis points to 2.79%.

The following table sets forth certain information regarding our average balance sheet for the six-month periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the six-month periods are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Six Months Ended June 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$35,840,441	$722,503	4.03%	$33,580,108	$696,087	4.15%
Securities and money market investments (2)(3)	7,461,531	128,030	3.44	8,466,401	137,106	3.25

Total interest-earning assets	43,301,972	850,533	3.93	42,046,509	833,193	3.97
Non-interest-earning assets	5,246,185			5,341,351

Total assets	$48,548,157			$47,387,860

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,516,646	$22,779	0.37%	$10,939,732	$17,767	0.33%
Savings accounts	7,579,966	25,258	0.67	6,239,252	14,732	0.48
Certificates of deposit	5,890,751	32,845	1.12	6,835,279	37,524	1.11

Total interest-bearing deposits	25,987,363	80,882	0.63	24,014,263	70,023	0.59
Borrowed funds	13,877,174	191,786	2.79	14,955,274	195,528	2.64

Total interest-bearing liabilities	39,864,537	272,668	1.38	38,969,537	265,551	1.37
Non-interest-bearing deposits	2,662,117			2,458,175
Other liabilities	215,434			210,215

Total liabilities	42,742,088			41,637,927
Stockholders’ equity	5,806,069			5,749,933

Total liabilities and stockholders’ equity	$48,548,157			$47,387,860

Net interest income/interest rate spread		$577,865	2.55%		$567,642	2.60%

Net interest margin			2.66%			2.69%

Ratio of interest-earning assets to interest-bearing liabilities			1.09 x			1.08 x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Recovery of (Provision for) Loan Losses

Recovery of (Provision for) Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for non-covered loan losses, we recovered $2.7 million from said allowance in the six months ended June 30, 2015. In the year-earlier six-month period, we recorded no provision for, or recovery of, losses on non-covered loans.

Provision for (Recovery of) Losses on Covered Loans

In the first six months of 2015, we recorded a $3.1 million provision for covered loan losses, reflecting a decrease in expected cash flows from certain pools of covered loans as their credit quality declined. In connection with this provision, we recorded FDIC indemnification income of $2.5 million in “Non-interest income” during the corresponding period.

Conversely, in the first six months of 2014, we recovered $14.4 million from the allowance for covered loan losses, in view of our expectation that the cash flows from certain pools of covered loans would increase as the credit quality of such loans improved. The recovery was partly offset by FDIC indemnification expense of $11.6 million, recorded in “Non-interest expense” in the corresponding period.

Non-Interest Income

In the first six months of 2015, we recorded non-interest income of $114.1 million, exceeding the year-earlier amount by $24.3 million, or 27.1%. The increase was driven by a combination of factors: a $15.3 million increase in other income to $45.8 million; a $4.5 million increase in mortgage banking income to $34.4 million; and the $14.0 million difference between the FDIC indemnification income recorded in the current six-month period, in the amount of $2.5 million, and the FDIC indemnification expense of $11.6 million recorded in the first six months of last year.

The rise in other income was largely attributable to gains of $14.7 million on the sale of loans, including the $8.8 million gain recorded in the current second quarter, and to the $7.8 million gain on the sale of an OREO property in the second quarter of this year.

The rise in mortgage banking income was the net effect of a $17.4 million increase in income from originations to $26.1 million and a $12.9 million reduction in servicing income to $8.3 million.

The increase in non-interest income was somewhat offset by a $4.3 million decline in net securities gains to $803,000, as the portfolio of securities held for sale continued to decline. In addition, we recorded a $3.9 million gain on Visa shares sold in the first six months of 2014; no comparable gain was recorded in the first six months of this year.

The following table summarizes the components of non-interest income for the six months ended June 30, 2015 and 2014:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2015	2014
Mortgage banking income	$ 34,374	$ 29,901
Fee income	17,172	18,324
BOLI	13,478	13,642
Net gain on sale of securities	803	5,135
FDIC indemnification income (expense)	2,466	(11,554)
Gain on Visa shares sold	--	3,856
Other income:
Peter B. Cannell & Co., Inc.	14,036	12,418
Third-party investment product sales	6,321	7,189
Other	25,485	10,917

Total other income	45,842	30,524

Total non-interest income	$114,135	$ 89,828

Non-Interest Expense

In the first six months of 2015, we recorded non-interest expense of $308.8 million, reflecting a $14.6 million increase from the year-earlier amount. Operating expenses accounted for $305.8 million of the current six-month total, and were up $16.1 million year-over-year.

The rise in operating expenses was largely due to a $19.7 million increase in compensation and benefits expense to $170.3 million and a modest increase in occupancy and equipment expense to $51.2 million. In addition to severance expenses of $4.0 million incurred in the first quarter, the increase in compensation and benefits expense was primarily driven by higher pension expenses, higher payroll taxes, and salary increases that took effect at the beginning of the year.

The increase in operating expenses was somewhat tempered by a $4.5 million reduction in G&A expense to $84.3 million, primarily reflecting a decline in expenses related to the management and disposition of OREO properties. In addition, FDIC deposit insurance premiums fell $2.2 million to $25.2 million in the first six months of 2015.

Income Tax Expense

Income tax expense fell $3.9 million year-over-year to $139.9 million in the six months ended June 30, 2015. During this time, pre-tax expense rose $5.1 million to $382.9 million, while the effective tax rate fell to 36.55% from 38.07%. The decline in the effective tax rate was largely due to the following factors: (1) In the current six-month period, the effective tax rate reflects a one-time deferred tax benefit of $1.4 million in connection with the enactment of new tax laws by the City of New York; and (2) In the six months ended June 30, 2014, the effective tax rate reflected a one-time deferred tax charge of $4.5 million in connection with the enactment of new tax laws by the State of New York.

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

During the three months ended June 30, 2015, the Company allocated $115,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data) Second Quarter 2015	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	--	$ --	$ --
May 1 – May 31	4,603	17.35	80
June 1 – June 30	1,963	18.06	35

Total shares repurchased	6,566	$17.56	$115

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at June 30, 2015. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2015 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 10, 2015	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 10, 2015	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer