Form 10-Q
period 2015-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2015-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (3§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer X   Accelerated Filer        Non-accelerated Filer         Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No X

484,943,308
Number of shares of common stock outstanding at November 5, 2015

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2015

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Cash and cash equivalents	$ 585,794	$ 564,150
Securities:
Available-for-sale ($10,752 and $11,436 pledged, respectively)	162,326	173,783
Held-to-maturity ($4,503,995 and $4,584,886 pledged, respectively) (fair value of $6,812,774 and $7,085,971, respectively)	6,597,285	6,922,667

Total securities	6,759,611	7,096,450

Non-covered loans held for sale	380,613	379,399
Non-covered loans held for investment, net of deferred loan fees and costs	34,146,565	33,024,956
Less: Allowance for losses on non-covered loans	(146,045)	(139,857)

Non-covered loans held for investment, net	34,000,520	32,885,099
Covered loans	2,149,055	2,428,622
Less: Allowance for losses on covered loans	(37,632)	(45,481)

Covered loans, net	2,111,423	2,383,141

Total loans, net	36,492,556	35,647,639
Federal Home Loan Bank stock, at cost	538,473	515,327
Premises and equipment, net	327,523	319,002
FDIC loss share receivable	336,665	397,811
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	3,734	7,943
Mortgage servicing rights	236,218	227,297
Bank-owned life insurance	935,210	915,156
Other real estate owned (includes $29,113 and $32,048, respectively, covered by loss sharing agreements)	52,704	94,004
Other assets	340,863	338,307

Total assets	$49,045,482	$48,559,217

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$12,702,596	$12,549,600
Savings accounts	7,506,031	7,051,622
Certificates of deposit	5,517,871	6,420,598
Non-interest-bearing accounts	2,553,673	2,306,914

Total deposits	28,280,171	28,328,734
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	10,529,244	10,183,132
Repurchase agreements	3,325,000	3,425,000
Fed funds purchased	511,000	260,000

Total wholesale borrowings	14,365,244	13,868,132
Junior subordinated debentures	358,541	358,355

Total borrowed funds	14,723,785	14,226,487
Other liabilities	214,689	222,181

Total liabilities	43,218,645	42,777,402

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	--	--
Common stock at par $0.01 (600,000,000 shares authorized; 444,343,024 and 442,659,460 shares issued, and 444,319,494 and 442,587,190 shares outstanding, respectively)	4,444	4,427
Paid-in capital in excess of par	5,386,863	5,369,623
Retained earnings	489,383	464,569
Treasury stock, at cost (23,530 and 72,270 shares, respectively)	(426)	(1,118)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $1,130 and $2,022, respectively	1,560	2,990
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,411 and $3,444, respectively	(5,335)	(5,387)
Net unrealized loss on pension and post-retirement obligations, net of tax of $33,480 and $36,118, respectively	(49,652)	(53,289)

Total accumulated other comprehensive loss, net of tax	(53,427)	(55,686)

Total stockholders’ equity	5,826,837	5,781,815

Total liabilities and stockholders’ equity	$49,045,482	$48,559,217

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income:
Mortgage and other loans	$357,916	$360,499	$1,080,419	$1,056,586
Securities and money market investments	58,634	66,572	186,664	203,678

Total interest income	416,550	427,071	1,267,083	1,260,264

Interest Expense:
NOW and money market accounts	11,770	10,632	34,549	28,399
Savings accounts	12,739	9,741	37,997	24,473
Certificates of deposit	15,539	18,330	48,384	55,854
Borrowed funds	97,090	99,339	288,876	294,867

Total interest expense	137,138	138,042	409,806	403,593

Net interest income	279,412	289,029	857,277	856,671
Recovery of losses on non-covered loans	(512)	--	(3,254)	--
Recovery of losses on covered loans	(8,516)	(3,945)	(5,433)	(18,387)

Net interest income after recoveries of loan losses	288,440	292,974	865,964	875,058

Non-Interest Income:
Mortgage banking income	7,474	16,606	41,848	46,507
Fee income	8,765	9,188	25,937	27,512
Bank-owned life insurance	7,117	6,888	20,595	20,530
Net gain on sales of securities	140	182	943	5,317
FDIC indemnification expense	(6,813)	(3,156)	(4,347)	(14,710)
Gain on Visa shares sold	--	--	--	3,856
Other income	20,904	11,578	66,746	42,102

Total non-interest income	37,587	41,286	151,722	131,114

Non-Interest Expense:
Operating expenses:
Compensation and benefits	84,177	78,033	254,453	228,616
Occupancy and equipment	25,976	23,619	77,216	73,997
General and administrative	35,875	41,524	120,196	130,319

Total operating expenses	146,028	143,176	451,865	432,932
Amortization of core deposit intangibles	1,280	2,019	4,209	6,424

Total non-interest expense	147,308	145,195	456,074	439,356

Income before income taxes	178,719	189,065	561,612	566,816
Income tax expense	64,031	68,807	203,961	212,616

Net income	$114,688	$120,258	$ 357,651	$ 354,200

Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $759; $292; $892; and $3,696, respectively	(1,047)	(432)	(1,430)	5,453
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $11; $110; $33; and $132, respectively	18	166	52	200
Change in pension and post-retirement obligations, net of tax of $879; $357; $2,638; and $1,070, respectively	1,212	526	3,637	1,578
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $73 and $2,146, respectively	--	(109)	--	(3,171)

Total other comprehensive income, net of tax	183	151	2,259	4,060

Total comprehensive income, net of tax	$114,871	$120,409	$ 359,910	$ 358,260

Basic earnings per share	$0.26	$0.27	$0.80	$0.80

Diluted earnings per share	$0.26	$0.27	$0.80	$0.80

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2015
Common Stock (Par Value: $0.01):
Balance at beginning of year	$ 4,427
Shares issued for restricted stock awards (1,683,564 shares)	17

Balance at end of period	4,444

Paid-in Capital in Excess of Par:
Balance at beginning of year	5,369,623
Shares issued for restricted stock awards, net of forfeitures	(7,709)
Compensation expense related to restricted stock awards	22,594
Tax effect of stock plans	2,355

Balance at end of period	5,386,863

Retained Earnings:
Balance at beginning of year	464,569
Net income	357,651
Dividends paid on common stock ($0.75 per share)	(332,837)

Balance at end of period	489,383

Treasury Stock:
Balance at beginning of year	(1,118)
Purchase of common stock (447,037 shares)	(6,999)
Shares issued for restricted stock awards (495,777 shares)	7,691

Balance at end of period	(426)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(55,686)
Other comprehensive income, net of tax	2,259

Balance at end of period	(53,427)

Total stockholders’ equity	$ 5,826,837

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$357,651	$354,200
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(8,687)	(18,387)
Depreciation and amortization	23,339	20,656
Amortization of discounts and premiums, net	(5,157)	(6,094)
Amortization of core deposit intangibles	4,209	6,424
Net gain on sales of securities	(943)	(5,317)
Gain on sales of loans	(55,315)	(15,308)
Gain on Visa shares sold	--	(3,856)
Stock plan-related compensation	22,594	20,720
Deferred tax (benefit) expense	(14,068)	4,281
Changes in assets and liabilities:
Decrease in other assets	70,915	90,509
Increase in other liabilities	11,072	4,771
Origination of loans held for sale	(3,847,702)	(2,214,983)
Proceeds from sales of loans originated for sale	3,715,652	2,256,216

Net cash provided by operating activities	273,560	493,832

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	331,663	558,888
Proceeds from repayment of securities available for sale	8,930	8,277
Proceeds from sales of securities held to maturity	19,730	--
Proceeds from sales of securities available for sale	256,900	254,491
Purchase of securities held to maturity	(20,021)	(150,338)
Purchase of securities available for sale	(256,500)	(216,000)
Proceeds from sale of Visa shares	--	3,856
Net (purchase) redemption of Federal Home Loan Bank stock	(23,146)	40,945
Net increase in loans	(2,211,774)	(2,531,383)
Proceeds from sales of loans	1,562,908	--
Purchase of premises and equipment, net	(31,860)	(47,930)

Net cash used in investing activities	(363,170)	(2,079,194)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(48,563)	2,646,779
Net decrease in short-term borrowed funds	(202,300)	(703,100)
Net increase (decrease) in long-term borrowed funds	699,598	(4,990)
Tax effect of stock plans	2,355	2,569
Cash dividends paid on common stock	(332,837)	(331,627)
Treasury stock purchases	(6,999)	(6,343)
Net cash received from stock option exercises	--	61

Net cash provided by financing activities	111,254	1,603,349

Net increase in cash and cash equivalents	21,644	17,987
Cash and cash equivalents at beginning of period	564,150	644,550

Cash and cash equivalents at end of period	$585,794	$662,537

Supplemental information:
Cash paid for interest	$413,029	$413,102
Cash paid for income taxes	187,663	176,654
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$40,680	$107,936
Transfer of loans from held for investment to held for sale	1,541,192	398,715
Transfer of loans from held for sale to held for investment	153,578	--
Shares issued for restricted stock awards	7,709	--

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

Reflecting its growth through acquisitions, the Community Bank currently operates 239 branches, four of which operate directly under the Community Bank name. The remaining 235 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the name “Atlantic Bank.”

On September 17, 2015, the Company submitted an application to the FDIC and the New York State Department of Financial Services (the “NYSDFS”) requesting approval to merge the Commercial Bank with and into the Community Bank. The merger of the Company’s two bank subsidiaries is not expected to impact either bank’s customers or employees, given that all of their respective branches operate on the same systems and, with few exceptions, offer the same products and services.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
Net income	$114,688	$120,258	$357,651	$354,200
Less: Dividends paid on and earnings allocated to participating securities	(834)	(851)	(2,594)	(2,500)

Earnings applicable to common stock	$113,854	$119,407	$355,057	$351,700

Weighted average common shares outstanding	442,707,699	441,127,550	442,475,699	440,953,121

Basic earnings per common share	$0.26	$0.27	$0.80	$0.80

Earnings applicable to common stock	$113,854	$119,407	$355,057	$351,700

Weighted average common shares outstanding	442,707,699	441,127,550	442,475,699	440,953,121
Potential dilutive common shares (1)	--	--	--	--

Total shares for diluted earnings per share computation	442,707,699	441,127,550	442,475,699	440,953,121

Diluted earnings per common share and common share equivalents	$0.26	$0.27	$0.80	$0.80

(1)	Options to purchase 58,560 shares of the Company’s common stock that were outstanding in the three and nine months ended September 30, 2014, at a weighted average exercise price of $18.04, were excluded from the respective computations of diluted EPS because their inclusion also would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss (“AOCL”)

(in thousands)	For the Nine Months Ended September 30, 2015
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Amortization of defined benefit pension plan items:
Past service liability	$187	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(6,443)	Included in the computation of net periodic (credit) expense (2)

	(6,256)	Total before tax
	2,631	Tax benefit

Total reclassifications for the period	$(3,625)

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following table summarizes the Company’s portfolio of securities available for sale at September 30, 2015:

	September 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$13,203	$1,107	$--	$14,310

Total mortgage-related securities	$13,203	$1,107	$--	$14,310

Other Securities:
Municipal bonds	$848	$76	$--	$924
Capital trust notes	9,441	--	2,692	6,749
Preferred stock	118,205	4,664	1,088	121,781
Mutual funds and common stock (2)	17,939	652	29	18,562

Total other securities	$146,433	$5,392	$3,809	$148,016

Total securities available for sale	$159,636	$6,499	$3,809	$162,326

(1)	Government-sponsored enterprise.
(2)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

The following table summarizes the Company’s portfolio of securities available for sale at December 31, 2014:

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$18,350	$1,350	$--	$19,700

Total mortgage-related securities	$18,350	$1,350	$--	$19,700

Other Securities:
Municipal bonds	$841	$101	$--	$942
Capital trust notes	13,431	31	1,980	11,482
Preferred stock	118,205	5,246	440	123,011
Mutual funds and common stock	17,943	748	43	18,648

Total other securities	$150,420	$6,126	$2,463	$154,083

Total securities available for sale	$168,770	$7,476	$2,463	$173,783

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2015 and December 31, 2014:

	September 30, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,351,901	$2,351,901	$118,056	$761	$2,469,196
GSE CMOs	1,404,435	1,404,435	76,786	--	1,481,221

Total mortgage-related securities	$3,756,336	$3,756,336	$194,842	$761	$3,950,417

Other Securities:
GSE debentures	$2,624,600	$2,624,600	$27,247	$4,489	$2,647,358
Corporate bonds	73,645	73,645	10,793	--	84,438
Municipal bonds	77,140	77,140	145	1,039	76,246
Capital trust notes	74,311	65,564	4,039	15,288	54,315

Total other securities	$2,849,696	$2,840,949	$42,224	$20,816	$2,862,357

Total securities held to maturity (1)	$6,606,032	$6,597,285	$237,066	$21,577	$6,812,774

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At September 30, 2015, the non-credit portion of OTTI recorded in AOCL was $8.7 million (before tax).

	December 31, 2014
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,468,791	$2,468,791	$106,414	$3,838	$2,571,367
GSE CMOs	1,610,243	1,610,243	65,075	711	1,674,607

Total mortgage-related securities	$4,079,034	$4,079,034	$171,489	$4,549	$4,245,974

Other Securities:
GSE debentures	$2,635,989	$2,635,989	$24,173	$32,920	$2,627,242
Corporate bonds	73,317	73,317	12,113	--	85,430
Municipal bonds	58,682	58,682	--	1,027	57,655
Capital trust notes	84,476	75,645	5,193	11,168	69,670

Total other securities	$2,852,464	$2,843,633	$41,479	$45,115	$2,839,997

Total securities held to maturity (1)	$6,931,498	$6,922,667	$212,968	$49,664	$7,085,971

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2014, the non-credit portion of OTTI recorded in AOCL was $8.8 million (before tax).

At September 30, 2015 and December 31, 2014, respectively, the Company had $538.5 million and $515.3 million of Federal Home Loan Bank (“FHLB”) stock, at cost, primarily consisting of stock in the FHLB-New York (the “FHLB-NY”). The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Gross proceeds	$256,900	$254,491
Gross realized gains	400	5,317
Gross realized losses	--	--

In addition, during the nine months ended September 30, 2015, the Company sold held-to-maturity securities with gross proceeds of $19.7 million and gross realized gains of $543,000, all of which were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance. No comparable sales occurred in the first nine months of 2014.

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

(in thousands)	For the Nine Months Ended September 30, 2015
Beginning credit loss amount as of December 31, 2014	$199,008
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increases in expected cash flows on debt securities	--

Ending credit loss amount as of September 30, 2015	$199,008

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at September 30, 2015, by contractual maturity.

	At September 30, 2015
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$--	--%	$--	--%	$--	--%	$--	--%	$
Due from one to five years	2,749	3.39	59,927	4.17	543	2.96	--	--		67,793
Due from five to ten years	3,268,114	3.26	2,564,673	2.70	--	--	64,009	4.68		6,101,352
Due after ten years	485,473	3.05	--	--	76,597	2.91	75,200	5.06		643,629

Total securities held to maturity	$3,756,336	3.23%	$2,624,600	2.73%	$77,140	2.91%	$139,209	4.89%		$6,812,774

Available-for-Sale Securities: (3)
Due within one year	$--	--%	$--	--%	$125	6.45%	$--	--%		$126
Due from one to five years	2,549	6.57	--	--	582	6.49	--	--		3,244
Due from five to ten years	618	4.38	--	--	141	6.66	--	--		816
Due after ten years	10,036	4.70	--	--	--	--	9,441	4.26		17,797

Total securities available for sale	$13,203	5.05%	$--	--%	$848	6.51%	$9,441	4.26%		$21,983

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $62,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity securities and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2015:

At September 30, 2015 (in thousands)	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Mortgage-Backed Securities and Debt Securities:
GSE debentures	$558,816	$355	$1,194,688	$4,134	$1,753,504	$4,489
GSE certificates	159,903	541	11,852	220	171,755	761
Municipal bonds	42,324	1,039	--	--	42,324	1,039
Capital trust notes	24,622	379	21,295	14,909	45,917	15,288

Total temporarily impaired held-to-maturity mortgage-backed securities and debt securities	$785,665	$2,314	$1,227,835	$19,263	$2,013,500	$21,577

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	$1,970	$30	$4,779	$2,662	$6,749	$2,692
Equity securities	40,238	1,117	--	--	40,238	1,117

Total temporarily impaired available-for-sale securities	$42,208	$1,147	$4,779	$2,662	$46,987	$3,809

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

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred. The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of September 30, 2015, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of September 30, 2015.

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

The unrealized losses on the Company’s GSE mortgage-related securities, GSE municipal bonds, and GSE debentures at September 30, 2015 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. It is expected that these securities will not be settled at a price that is less than the amortized cost of the Company’s investment. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, the Company did not consider these investments to be other than temporarily impaired at September 30, 2015.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments; therefore, the Company expects that these investments will not be settled at prices that are less than their amortized costs. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. Because the Company does not have the intent to sell the investments, and it is not more likely than not that the Company will be required to sell them before the anticipated recovery of fair value, which may be at maturity, it did not consider these investments to be other than temporarily impaired at September 30, 2015. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and thus result in potential OTTI losses, include, but are not limited to, government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and illiquidity in the financial markets.

At September 30, 2015, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at September 30, 2015, were primarily caused by market volatility. The Company evaluated the near-term prospects of a recovery of fair value for this security, together with the severity and duration of impairment to date. Based on this evaluation, and its ability and intent to hold this investment for a reasonably sufficient period of time to realize a near-term forecasted recovery of fair value, the Company did not consider this investment to be other than temporarily impaired at September 30, 2015. Nonetheless, it is possible that this equity security will perform worse than is currently expected, which could lead to adverse changes in its fair value, or the failure of the security to fully recover in value as presently forecasted by management. This potentially would cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2015 consisted of seven agency debt securities, five capital trust notes, and three agency mortgage-backed securities. At December 31, 2014, the investment securities designated as having a continuous loss position for twelve months or more consisted of 16 agency mortgage-backed securities, 17 GSE debt securities, three GSE CMOs, five capital trust notes, two GSE municipal bonds, and one preferred stock security. At September 30, 2015 and December 31, 2014, the combined market value of the respective securities represented unrealized losses of $21.9 million and $51.6 million. At September 30, 2015, the fair value of securities having a continuous loss position for twelve months or more was 1.7% below the collective amortized cost of $1.3 billion. At December 31, 2014, the fair value of such securities was 1.9% below the collective amortized cost of $2.7 billion.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$24,635,567	72.19%	$23,831,846	72.21%
Commercial real estate	7,642,994	22.40	7,634,320	23.13
Acquisition, development, and construction	294,768	0.86	258,116	0.78
One-to-four family	102,317	0.30	138,915	0.42

Total mortgage loans held for investment	$32,675,646	95.75	31,863,197	96.54

Other Loans:
Commercial and industrial	1,130,707	3.31	900,551	2.73
Lease financing, net of unearned income of $31,708 and $18,913	279,507	0.82	208,670	0.63

Total commercial and industrial loans	1,410,214	4.13	1,109,221	3.36
Purchased credit-impaired loans (1)	12,976	0.04	--	--
Other	26,069	0.08	31,943	0.10

Total other loans held for investment	1,449,259	4.25	1,141,164	3.46

Total non-covered loans held for investment	$34,124,905	100.00%	$33,004,361	100.00%

Net deferred loan origination costs	21,660		20,595
Allowance for losses on non-covered loans	(146,045)		(139,857)

Non-covered loans held for investment, net	$34,000,520		$32,885,099

Covered loans	2,149,055		2,428,622
Allowance for losses on covered loans	(37,632)		(45,481)

Covered loans, net	$2,111,423		$2,383,141
Loans held for sale	380,613		379,399

Total loans, net	$36,492,556		$35,647,639

(1)	Includes $941,000 of multi-family loans; $9.9 million of commercial real estate loans; $1.0 million of acquisition, development, and construction loans; $965,000 of commercial and industrial loans; and $163,000 of other loans that were included in “Covered loans” at December 31, 2014.

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

The Company also originates acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans, for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, “specialty finance loans and leases”) that are made to nationally recognized borrowers throughout the U.S.; and “other” C&I loans that primarily are made to small and mid-size businesses in Metro New York. “Other” C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

Included in non-covered loans held for investment at September 30, 2015 and December 31, 2014 were loans to non-officer directors of $126.6 million and $129.5 million, respectively.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $13.0 million and an unpaid principal balance of $14.8 million at September 30, 2015, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Non-Covered Loans Held for Sale

The mortgage banking operation of the Community Bank was established in January 2010 to originate, aggregate, and service one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans which it typically sells to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank. In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs. The unpaid principal balance of loans serviced for others was $23.9 billion and $22.4 billion at September 30, 2015 and December 31, 2014, respectively.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at September 30, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans(1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,670	$15,524	$--	$17,194	$24,618,373	$24,635,567
Commercial real estate	4,544	20,034	--	24,578	7,618,416	7,642,994
One-to-four family	860	11,445	--	12,305	90,012	102,317
Acquisition, development, and construction	--	525	--	525	294,243	294,768
Commercial and industrial(2)	--	6,221	--	6,221	1,403,993	1,410,214
Other	513	1,493	--	2,006	24,063	26,069

Total	$7,587	$55,242	$--	$62,829	$34,049,100	$34,111,929

(1)	Excludes $1.1 million of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2014:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$464	$31,089	$--	$31,553	$23,800,293	$23,831,846
Commercial real estate	1,464	24,824	--	26,288	7,608,032	7,634,320
One-to-four family	3,086	11,032	--	14,118	124,797	138,915
Acquisition, development, and construction	--	654	--	654	257,462	258,116
Commercial and industrial(1)	530	8,382	--	8,912	1,100,309	1,109,221
Other	648	969	--	1,617	30,326	31,943

Total	$6,192	$76,950	$--	$83,142	$32,921,219	$33,004,361

(1)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment, excluding non-covered PCI loans, by credit quality indicator at September 30, 2015:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$24,597,041	$7,618,479	$90,872	$293,492	$32,599,884	$1,390,799	$24,576	$1,415,375
Special mention	6,322	3,327	--	--	9,649	14,050	--	14,050
Substandard	32,204	21,188	11,445	1,276	66,113	5,365	1,493	6,858
Doubtful	--	--	--	--	--	--	--	--

Total	$24,635,567	$7,642,994	$102,317	$294,768	$32,675,646	$1,410,214	$26,069	$1,436,283

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2014:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$23,777,569	$7,591,223	$127,883	$256,868	$31,753,543	$1,083,173	$30,974	$1,114,147
Special mention	6,798	9,123	--	--	15,921	17,032	--	17,032
Substandard	47,479	33,974	11,032	1,248	93,733	9,016	969	9,985
Doubtful	--	--	--	--	--	--	--	--

Total	$23,831,846	$7,634,320	$138,915	$258,116	$31,863,197	$1,109,221	$31,943	$1,141,164

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2015, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $21.2 million; loans on which forbearance agreements were reached amounted to $5.3 million.

The following table presents information regarding the Company’s TDRs as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$2,025	$3,261	$5,286	$7,697	$17,879	$25,576
Commercial real estate	6,053	12,372	18,425	8,139	9,939	18,078
One-to-four family	--	885	885	--	260	260
Acquisition, development, and construction	--	525	525	--	654	654
Commercial and industrial	--	1,163	1,163	--	1,195	1,195
Other	--	218	218	--	--	--

Total	$8,078	$18,424	$26,502	$15,836	$29,927	$45,763

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the nine months ended September 30, 2015 are summarized as follows:

	For the Nine Months Ended September 30, 2015
(dollars in thousands)		Weighted Average Interest Rate
	Number of Loans	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial real estate	3	7.49%	7.49%	--	--
One-to-four family	3	2.97	2.41	--	3
Multi-family	1	5.63	--	--	--
Other	2	4.58	2.00	--	2

Total	9			--	5

In the nine months ended September 30, 2014, the Company classified one multi-family loan in the amount of $316,000, one CRE loan in the amount of $2.1 million, one ADC loan in the amount of $935,000, and one C&I loan in the amount of $499,000 as non-accrual TDRs. While other concessions were granted to the borrowers, the interest rates on the loans were maintained. As a result, these TDRs did not have a financial impact on the Company’s results of operations during the current nine-month period.

At September 30, 2015 and 2014, none of the loans that had been modified as TDRs during the twelve months ended at those dates were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of September 30, 2015:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,993,640	92.8%
All other loans	155,415	7.2

Total covered loans	$2,149,055	100.0%

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

At September 30, 2015 and December 31, 2014, the unpaid principal balance of covered loans was $2.6 billion and $2.9 billion, respectively. The carrying value of such loans was $2.1 billion and $2.4 billion, respectively, at the corresponding dates.

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

In the nine months ended September 30, 2015, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,037,023
Reclassification to non-accretable difference	(75,479)
Accretion	(103,148)

Balance at end of period	$858,396

In the preceding table, the line item “Reclassification to non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions increased, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield. The effect of this decrease was partially offset by a slight improvement in the underlying credit assumptions coupled with coupon rates on variable rate loans resetting slightly higher, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Covered Loans 90 Days or More Past Due:
One-to-four family	$135,297	$148,967
Other loans	6,879	8,922

Total covered loans 90 days or more past due	$142,176	$157,889

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Covered Loans 30-89 Days Past Due:
One-to-four family	$35,403	$37,680
Other loans	2,879	4,016

Total covered loans 30-89 days past due	$38,282	$41,696

At September 30, 2015, the Company had $38.3 million of covered loans that were 30 to 89 days past due, and covered loans of $142.2 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $2.0 billion at September 30, 2015 and was considered current at that date. Per ASC 310-30, the Company aggregates credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the three months ended September 30, 2015 and 2014, the Company recorded recoveries of losses on covered loans of $8.5 million and $3.9 million, respectively. The respective recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $6.8 million and $3.2 million, respectively, that was recorded in “Non-interest income” in the respective periods.

Similarly, the Company recovered losses on covered loans of $5.4 million during the nine months ended September 30, 2015, which was largely offset by FDIC indemnification expense of $4.3 million. During the nine months ended September 30, 2014, the Company recovered $18.4 million of losses on covered loans, which was largely offset by FDIC indemnification expense of $14.7 million. The FDIC indemnification expense recorded in the nine months ended September 30, 2015 and 2014 were recorded in “Non-interest income” in the corresponding periods.

Note 6. Allowances for Loan Losses

The following tables provide information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at September 30, 2015:
Loans individually evaluated for impairment	$--	$--	$--
Loans collectively evaluated for impairment	119,509	23,977	143,486
Acquired loans with deteriorated credit quality	18,593	21,598	40,191

Total	$138,102	$45,575	$183,677

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2014:
Loans individually evaluated for impairment	$26	$--	$26
Loans collectively evaluated for impairment	122,590	17,241	139,831
Acquired loans with deteriorated credit quality	23,538	21,943	45,481

Total	$146,154	$39,184	$185,338

The following tables provide information regarding loans receivable, based upon the method of evaluating impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2015:
Loans individually evaluated for impairment	$59,187	$4,747	$63,934
Loans collectively evaluated for impairment	32,616,459	1,431,536	34,047,995
Acquired loans with deteriorated credit quality	2,005,488	156,543	2,162,031

Total	$34,681,134	$1,592,826	$36,273,960

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2014:
Loans individually evaluated for impairment	$81,574	$6,806	$88,380
Loans collectively evaluated for impairment	31,781,623	1,134,358	32,915,981
Acquired loans with deteriorated credit quality	2,227,572	201,050	2,428,622

Total	$34,090,769	$1,342,214	$35,432,983

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the nine months ended September 30, 2015 and 2014:

	September 30,
	2015			2014
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,616	$17,241	$139,857	$127,840	$14,106	$141,946
Charge-offs	(935)	(388)	(1,323)	(2,610)	(5,194)	(7,804)
Recoveries	4,197	4,152	8,349	1,368	4,234	5,602
Transfer from the allowance for losses on covered loans (1)	2,250	166	2,416	--	--	--
(Recovery of) provision for non-covered loan losses	(6,560)	3,306	(3,254)	--	--	--

Balance, end of period	$121,568	$24,477	$146,045	$126,598	$13,146	$139,744

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at September 30, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$30,181	$38,041	$--	$35,445	$1,086
Commercial real estate	26,194	30,053	--	29,159	1,143
One-to-four family	2,287	2,716	--	1,963	51
Acquisition, development, and construction	525	923	--	590	28
Other	4,747	9,862	--	8,969	76

Total impaired loans with no related allowance	$63,934	$81,595	$--	$76,126	$2,384

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$785	$--
Commercial real estate	--	--	--	--	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Other	--	--	--	--	--

Total impaired loans with an allowance recorded	$--	$--	$--	$785	$--

Total impaired loans:
Multi-family	$30,181	$38,041	$--	$36,230	$1,086
Commercial real estate	26,194	30,053	--	29,159	1,143
One-to-four family	2,287	2,716	--	1,963	51
Acquisition, development, and construction	525	923	--	590	28
Other	4,747	9,862	--	8,969	76

Total impaired loans	$63,934	$81,595	$--	$76,911	$2,384

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$45,383	$52,593	$--	$54,051	$1,636
Commercial real estate	30,370	32,460	--	29,935	1,629
One-to-four family	2,028	2,069	--	1,254	--
Acquisition, development, and construction	654	1,024	--	505	218
Commercial and industrial	6,806	12,155	--	7,749	307

Total impaired loans with no related allowance	$85,241	$100,301	$--	$93,494	$3,790

Impaired loans with an allowance recorded:
Multi-family	$3,139	$3,139	$26	$628	$72
Commercial real estate	--	--	--	490	--
One-to-four family	--	--	--	61	--
Acquisition, development, and construction	--	--	--	--	--
Commercial and industrial	--	--	--	--	--

Total impaired loans with an allowance recorded	$3,139	$3,139	$26	$1,179	$72

Total impaired loans:
Multi-family	$48,522	$55,732	$26	$54,679	$1,708
Commercial real estate	30,370	32,460	--	30,425	1,629
One-to-four family	2,028	2,069	--	1,315	--
Acquisition, development, and construction	654	1,024	--	505	218
Commercial and industrial	6,806	12,155	--	7,749	307

Total impaired loans	$88,380	$103,440	$26	$94,673	$3,862

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

The following table summarizes activity in the allowance for losses on covered loans for the nine months ended September 30, 2015 and 2014:

	September 30,
(in thousands)	2015	2014
Balance, beginning of period	$45,481	$64,069
(Recovery of) losses on covered loans	(5,433)	(18,387)
Transfer to the allowance for losses on non-covered loans (1)	(2,416)	--

Balance, end of period	$37,632	$45,682

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Wholesale borrowings:
FHLB advances	$10,529,244	$10,183,132
Repurchase agreements	3,325,000	3,425,000
Fed funds purchased	511,000	260,000

Total wholesale borrowings	$14,365,244	$13,868,132
Junior subordinated debentures	358,541	358,355

Total borrowed funds	$14,723,785	$14,226,487

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2015:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days	Total
GSE debentures and mortgage-related securities	$--	$--	$--	$3,325,000	$3,325,000

At September 30, 2015 and December 31, 2014, the Company had $358.5 million and $358.4 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities. Reflecting the adoption of the Basel III capital rules on January 1, 2015, 25% of the capital securities qualified as Tier 1 capital of the Company at September 30, 2015. At December 31, 2014, 100% of the capital securities qualified as Tier 1 capital of the Company.

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

The following junior subordinated debentures were outstanding at September 30, 2015:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,615	$138,264	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	1.937	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.587	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.977	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,541	$345,764

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

The Company had MSRs of $236.2 million and $227.3 million, respectively, at September 30, 2015 and December 31, 2014. The September 30th balance consisted of two classes of MSRs for which the Company separately manages the economic risk: residential MSRs and participation MSRs (i.e., MSRs on loans sold through participations). The December 31st balance consisted entirely of residential MSRs.

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

The following tables set forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended September 30, 2015		For the Three Months Ended September 30, 2014
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$250,963	$2,675	$228,815	$--
Additions	9,219	1,350	9,637	--
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	(14,348)	--	13,583	--
Due to other changes (1)	(13,412)	--	(14,814)	--
Amortization	--	(229)	--	--

Carrying value, end of period	$232,422	$3,796	$237,221	$--

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

	For the Nine Months Ended September 30, 2015		For the Nine Months Ended September 30, 2014
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$227,297	$--	$241,018	$--
Additions	40,217	4,178	23,620	--
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	8,941	--	13,091	--
Due to other changes (1)	(44,033)	--	(40,508)	--
Amortization	--	(382)	--	--

Carrying value, end of period	$232,422	$3,796	$237,221	$--

(1)	Net servicing cash flows, including loan payoffs, and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	September 30, 2015	December 31, 2014
Expected Weighted Average Life	90 months	83 months
Constant Prepayment Speed	8.0%	9.3%
Discount Rate	10.0	10.0
Primary Mortgage Rate to Refinance	3.9	4.0
Cost to Service (per loan per year):
Current	$ 63	$ 63
30-59 days or less delinquent	213	213
60-89 days delinquent	313	313
90-119 days delinquent	413	413
120 days or more delinquent	563	563

As indicated in the preceding table, there were no changes in the assumed servicing costs over the nine months ended September 30, 2015. Reflecting the aging of the portfolio and a lower average portfolio note rate, the expected weighted average life increased and, conversely, the constant prepayment speed decreased.

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2015		2014
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,516	$175	$1,474	$190
Service cost	--	1	--	1
Expected return on plan assets	(4,390)	--	(4,859)	--
Amortization of past service liability	--	(62)	--	(62)
Amortization of net actuarial loss	2,052	96	822	118

Net periodic (credit) expense	$(822)	$210	$(2,563)	$247

	For the Nine Months Ended September 30,
	2015		2014
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$4,547	$525	$4,422	$569
Service cost	--	3	--	3
Expected return on plan assets	(13,169)	--	(14,577)	--
Amortization of past service liability	--	(187)	--	(186)
Amortization of net actuarial loss	6,156	287	2,466	354

Net periodic (credit) expense	$(2,466)	$628	$(7,689)	$740

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2015. The Company does not expect to make any contributions to its pension plan in 2015.

Note 10. Stock-Based Compensation

At September 30, 2015, the Company had 12,245,112 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,335,641 shares of restricted stock during the nine months ended September 30, 2015. The shares had an average fair value of $15.83 per share on the date of grant and a vesting period of five years. The nine-month amount includes 34,500 shares that were granted in the third quarter with an average fair value of $18.02 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $22.6 million and $20.7 million, respectively, in the nine months ended September 30, 2015 and 2014, including $8.0 million and $6.8 million, respectively, in the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2015:

	For the Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,802,409	$15.24
Granted	2,335,641	15.83
Vested	(1,658,133)	15.29
Cancelled	(126,300)	15.27

Unvested at end of period	6,353,617	15.44

As of September 30, 2015, unrecognized compensation cost relating to unvested restricted stock totaled $78.4 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

In addition, the Company had one stock option plan at September 30, 2015: the 2004 Synergy Financial Group Stock Option Plan (the “Stock Option Plan”). All stock options granted under the Stock Option Plan expire 10 years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during the nine months ended September 30, 2015 or the year ended December 31, 2014, the Company did not record any compensation and benefits expense relating to stock options during those periods.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At September 30, 2015, there were 2,400 stock options outstanding. There were no shares available for future issuance under the Stock Option Plan at that date.

The status of the Stock Option Plan at September 30, 2015, and the changes that occurred during the nine months ended at that date, are summarized below:

	For the Nine Months Ended September 30, 2015
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	58,560	$18.04
Exercised	--	--
Expired/forfeited	(56,160)	18.09

Stock options outstanding, end of period	2,400	16.88
Options exercisable, end of period	2,400	16.88

The intrinsic value of stock options outstanding and exercisable at September 30, 2015 was $3,000. There were no options exercised during the nine months ended September 30, 2015. The intrinsic value of options exercised during the nine months ended September 30, 2014 was $132,000.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$14,310	$--	$--	$14,310

Total mortgage-related securities	$--	$14,310	$--	$--	$14,310

Other Securities Available for Sale:
Municipal bonds	$--	$924	$--	$--	$924
Capital trust notes	--	6,749	--	--	6,749
Preferred stock	93,600	28,181	--	--	121,781
Mutual funds and common stock	1,033	17,529	--	--	18,562

Total other securities	$94,633	$53,383	$--	$--	$148,016

Total securities available for sale	$94,633	$67,693	$--	$--	$162,326

Other Assets:
Loans held for sale	$--	$380,613	$--	$--	$380,613
Mortgage servicing rights	--	--	232,422	--	232,422
Interest rate lock commitments	--	--	5,244	--	5,244
Derivative assets-other (2)	4,838	6,126	--	(6,971)	3,993
Liabilities:
Derivative liabilities	$(111)	$(7,321)	$--	$6,765	$(667)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $3.7 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$19,700	$--	$--	$19,700

Total mortgage-related securities	$--	$19,700	$--	$--	$19,700

Other Securities Available for Sale:
Municipal bonds	$--	$942	$--	$--	$942
Capital trust notes	--	11,482	--	--	11,482
Preferred stock	95,051	27,960	--	--	123,011
Mutual funds and common stock	16,984	1,664	--	--	18,648

Total other securities	$112,035	$42,048	$--	$--	$154,083

Total securities available for sale	$112,035	$61,748	$--	$--	$173,783

Other Assets:
Loans held for sale	$--	$379,399	$--	$--	$379,399
Mortgage servicing rights	--	--	227,297	--	227,297
Interest rate lock commitments	--	--	4,397	--	4,397
Derivative assets-other (2)	2,655	8,429	--	(7,198)	3,886
Liabilities:
Derivative liabilities	$(346)	$(7,862)	$--	$7,696	$(512)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.6 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. At September 30, 2015, the Company’s loans held for sale consisted of one-to-four family mortgage loans, none of which was 90 days or more past due. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale for which the Company has elected the fair value option, and the unpaid principal balance:

	September 30, 2015			December 31, 2014
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$380,613	$367,654	$12,959	$201,012	$194,692	$6,320

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Loans held for sale	$6,328	$2,278	$10,714	$9,212
Mortgage servicing rights	(27,760)	(1,231)	(35,092)	(27,417)

Total (loss) gain	$(21,432)	$1,047	$(24,378)	$(18,205)

(1)	Does not include the effect of hedging activities.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the nine months ended September 30, 2015 and 2014, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2015	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at Sept. 30, 2015	Instruments Held at September 30, 2015
Mortgage servicing rights	$227,297	$(35,092)	$--	$40,217	$--	$--	$232,422	$8,941
Interest rate lock commitments	4,397	847	--	--	--	--	5,244	5,244

(in thousands)	Fair Value	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers	Fair Value	Change in Unrealized Gains/(Losses) Related to
	January 1, 2014	Income/ (Loss)	Comprehensive (Loss) Income			to/(from) Level 3	at Sept. 30, 2014	Instruments Held at September 30, 2014
Available-for-sale capital securities	$241,018	$(27,417)	$--	$23,620	$--	$--	$237,221	$13,091
Interest rate lock commitments	258	1,922	--	--	--	--	2,180	2,180

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. During the nine months ended September 30, 2015, the Company transferred certain mutual funds to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the nine months ended September 30, 2015. There were no transfers in or out of Levels 1, 2, or 3 during the nine months ended September 30, 2014.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Sept. 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$232,422	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	8.00%

			Weighted Average Discount Rate	10.00

Interest rate lock commitments	5,244	Discounted Cash Flow	Weighted Average Closing Ratio	75.84

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$--	$ --	$2,605	$ 2,605
Other assets (2)	--	9,873	--	9,873

Total	$--	$9,873	$2,605	$12,478

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$--	$ --	$23,366	$23,366
Other assets (2)	--	15,916	--	15,916

Total	$--	$15,916	$23,366	$39,282

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2015 and December 31, 2014:

	September 30, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$585,794	$585,794	$585,794		$--		$--
Securities held to maturity	6,597,285	6,812,774	--		6,811,863		911
FHLB stock(1)	538,473	538,473	--		538,473		--
Loans, net	36,492,556	36,829,498	--		--		36,829,498
Financial Liabilities:
Deposits	$28,280,171	$28,303,783	$22,762,300	(2)	$5,541,483	(3)	$--
Borrowed funds	14,723,785	15,669,899	--		15,669,899		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2014
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$564,150	$564,150	$564,150		$--		$--
Securities held to maturity	6,922,667	7,085,971	--		7,084,959		1,012
FHLB stock(1)	515,327	515,327	--		515,327		--
Loans, net	35,647,639	36,167,980	--		--		36,167,980
Financial Liabilities:
Deposits	$28,328,734	$28,377,897	$21,908,136	(2)	$6,469,761	(3)	$--
Borrowed funds	14,226,487	15,140,171	--		15,140,171		--

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2015 and December 31, 2014.

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

The Company held derivatives with a notional amount of $2.5 billion at September 30, 2015. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The Company also purchases put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately close.

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2015:

	September 30, 2015
	Notional	Unrealized (1)
(in thousands)	Amount	Gain	Loss
Treasury options	$535,000	$226	$17
Treasury futures	125,000	879	--
Eurodollar futures	100,000	--	94
Forward commitments to sell loans/mortgage-backed securities	725,000	--	7,321
Forward commitments to buy loans/mortgage-backed securities	500,000	6,126	--
Interest rate lock commitments	484,634	5,244	--

Total derivatives	$2,469,634	$12,475	$7,432

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Treasury options	$2,485	$(2,580)	$(2,589)	$(1,525)
Treasury and Eurodollar futures	1,134	(6)	1,495	100
Forward commitments to buy/sell loans/mortgage-backed securities	294	1,615	4,084	8,148

Total gain/(loss)	$3,913	$ (971)	$2,990	$6,723

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$16,208	$6,971	$9,237	$--	$--	$9,237

(1)	Includes $3.7 million to purchase Treasury options.

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$15,481	$7,198	$8,283	$--	$--	$8,283

(1)	Includes $2.6 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2015
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$7,432	$6,765	$667	$--	$--	$667

	December 31, 2014
				Gross Amounts Not Offset in the Consolidated Statement of Condition
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$8,208	$7,696	$512	$--	$--	$512

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

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2015, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$275,990	$ 3,422	$279,412
Recovery of loan losses	(9,028)	--	(9,028)
Non-interest income:
Third party(1)	29,587	8,000	37,587
Inter-segment	(3,513)	3,513	--

Total non-interest income	26,074	11,513	37,587
Non-interest expense(2)	130,832	16,476	147,308

Income before income tax expense	180,260	(1,541)	178,719
Income tax expense	64,654	(623)	64,031

Net income (loss)	$115,606	$ (918)	$114,688

Identifiable segment assets (period-end)	$48,342,734	$702,748	$49,045,482

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2015, on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$845,281	$11,996	$857,277
Recovery of loan losses	(8,687)	--	(8,687)
Non-interest income:
Third party(1)	108,096	43,626	151,722
Inter-segment	(11,744)	11,744	--

Total non-interest income	96,352	55,370	151,722
Non-interest expense(2)	406,459	49,615	456,074

Income before income tax expense	543,861	17,751	561,612
Income tax expense	196,790	7,171	203,961

Net income	$347,071	$10,580	$357,651

Identifiable segment assets (period-end)	$48,342,734	$702,748	$49,045,482

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2014, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$285,185	$3,844	$289,029
Recovery of loan losses	(3,945)	--	(3,945)
Non-interest income:
Third party (1)	23,989	17,297	41,286
Inter-segment	(3,033)	3,033	--

Total non-interest income	20,956	20,330	41,286
Non-interest expense (2)	130,344	14,851	145,195

Income before income tax expense	179,742	9,323	189,065
Income tax expense	65,329	3,478	68,807

Net income	$114,413	$ 5,845	$120,258

Identifiable segment assets (period-end)	$48,016,992	$662,780	$48,679,772

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

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

Note 15. Subsequent Events

Proposed Merger with Astoria Financial Corporation

On October 28, 2015, we entered into an Agreement and Plan of Merger with Astoria Financial Corporation (“Astoria Financial”), which had total assets of $15.1 billion, total deposits of $9.0 billion, and 87 banking offices in Nassau, Suffolk, and Westchester Counties, and Queens, Brooklyn, and Manhattan, at September 30, 2015.

Pending receipt of the necessary regulatory and shareholder approvals, the effectiveness of the registration statement on Form S-4 for the common stock to be issued in the merger, and the completion of certain additional customary closing conditions, the merger is currently expected to close in the fourth quarter of 2016. Subject to the terms of, and conditions set forth in, the Agreement and Plan of Merger, Astoria Financial will merge with and into the Company, and Astoria Bank will merge with and into New York Community Bank.

Shareholders of Astoria Financial will receive one share of New York Community Bancorp and a cash payment of $0.50 per share for each share of Astoria Financial held on the closing date of the merger.

Balance Sheet Repositioning

On October 29, 2015, we announced plans to reposition our balance sheet in the fourth quarter of 2015 by prepaying approximately $10 billion of our wholesale borrowings. While the prepayment is expected to result in a one-time after-tax prepayment charge of approximately $614.0 million, it also is expected to reduce our average cost of interest-bearing liabilities and interest expense beginning in next year’s first quarter, and to result in ongoing margin expansion and earnings growth from that point.

Follow-On Offering of Common Stock

On November 4, 2015, we announced the completion of an underwritten follow-on common stock offering that had been announced and priced on October 29, 2015. The Company offered 40,625,000 shares of its common stock at a price to the public of $16.00 per share, and received net proceeds of $630.5 million after deducting underwriting discounts and commissions.

A substantial portion of the net proceeds from the offering were used to make a capital contribution to New York Community Bank, with the remainder being set aside for general corporate purposes, including the payment of dividends. The offering raised an amount at least equal to that of the after-tax charge we expect to incur in the current fourth quarter related to the aforementioned prepayment of wholesale borrowings.

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

Forward-looking statements, which are based on certain assumptions, and describe our future plans, strategies, and expectations, are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “plan,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or other similar expressions. Although we believe that our plans, intentions, and expectations as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions, or expectations will be achieved or realized.

Our ability to predict results or the actual effects of our plans and strategies are inherently uncertain. Accordingly, actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in Item 1A, “Risk Factors,” in our 2014 Annual Report on Form 10-K, and in our other reports filed with the SEC, including this Quarterly Report on Form 10-Q.

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in the forward-looking statements. These factors include, but are not limited to:

●	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
●	conditions in the securities markets and real estate markets or the banking industry;
●	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
●	changes in interest rates, which may affect our net income, prepayment penalty income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;
●	changes in the quality or composition of our loan or securities portfolios;
●	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
●	our use of derivatives to mitigate our interest rate exposure;
●	changes in competitive pressures among financial institutions or from non-financial institutions;
●	changes in deposit flows and wholesale borrowing facilities;
●	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
●	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
●	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire, including from Astoria Financial Corporation (“Astoria Financial”) into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;
●	risks relating to unanticipated costs of integration;
●	potential exposure to unknown or contingent liabilities of companies we have acquired or target for acquisition, including Astoria Financial;

●	failure to obtain applicable regulatory or stockholder approvals for the proposed merger with Astoria Financial in a timely manner or otherwise;
●	failure to satisfy other closing conditions to the proposed merger with Astoria Financial;
●	failure to complete the proposed repositioning of our balance sheet;
●	the potential impact of announcement or consummation of the proposed merger with Astoria Financial on relationships with third parties, including customers, employees, and competitors;
●	failure to obtain applicable regulatory approvals for the payment of future dividends;
●	ability to pay future dividends at currently expected rates;
●	ability to hire and retain key personnel;
●	ability to attract new customers and retain existing customers in the manner anticipated;
●	changes in our customer base or in the financial or operating performances of our customers’ businesses;
●	any interruption in customer service due to circumstances beyond our control;
●	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;
●	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
●	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
●	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
●	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;
●	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, the Federal Reserve;
●	changes in accounting principles, policies, practices, or guidelines;
●	a material breach in performance by the Community Bank under our loss sharing agreements with the Federal Deposit Insurance Corporation, or the FDIC;
●	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;
●	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;
●	changes in our credit ratings or in our ability to access the capital markets;
●	natural disasters, war, or terrorist activities; and
●	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update forward-looking statements except as may be required by law.

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

Reconciliations of our stockholders’ equity and tangible stockholders’ equity; our total assets and tangible assets; and the related financial measures at September 30, 2015 and December 31, 2014 follow:

	September 30, 2015	December 31, 2014
(in thousands)
Stockholders’ Equity	$ 5,826,837	$ 5,781,815
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(3,734)	(7,943)

Tangible stockholders’ equity	$ 3,386,972	$ 3,337,741

Total Assets	$49,045,482	$48,559,217
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(3,734)	(7,943)

Tangible assets	$46,605,617	$46,115,143

Stockholders’ equity to total assets	11.88%	11.91%
Tangible stockholders’ equity to tangible assets	7.27%	7.24%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Community Bank”), with 239 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank (the “Commercial Bank”), with 30 branches in Metro New York. With assets of $49.0 billion at September 30, 2015, we rank among the 25 largest U.S. bank holding companies and, with deposits of $28.3 billion at that date, we also rank among its 25 largest depositories.

Both of our banks are New York State-chartered and both are subject to regulation by the FDIC, the Consumer Financial Protection Bureau, and the New York State Department of Financial Services (the “NYSDFS”). In addition, the holding company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”), and to the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB”.

On September 17, 2015, we submitted an application to the FDIC and the NYSDFS requesting their approval to merge the Commercial Bank with and into the Community Bank. The merger of our bank subsidiaries is not expected to impact either bank’s customers or employees, given that all of our branches operate on the same systems and, with few exceptions, offer the same products and services.

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In support of this mission, we maintain a consistent business model, as described below:

●	We originate multi-family loans on non-luxury apartment buildings in New York City that are subject to rent regulation and feature below-market rents;

●	We underwrite our loans in accordance with conservative credit standards in order to maintain a high level of asset quality;

●	We originate one-to-four family loans through our proprietary web-based mortgage banking platform and sell the vast majority of those loans to government-sponsored enterprises (“GSEs”), servicing retained;

●	We are intent upon maintaining an efficient operation; and

●	We grow through accretive acquisitions of other financial institutions, branches, and/or deposits.

The merits of this time-tested business model are reflected in the following achievements:

●	We are a leading producer of multi-family loans for portfolio in New York City;

●	We have produced a consistent record of above-average asset quality;

●	We rank among the nation’s top 20 aggregators of one-to-four family loans;

●	We consistently rank among the nation’s most efficient bank holding companies; and

●	We have generated solid earnings and maintained a consistent position of capital strength.

On October 29, 2015, we announced a series of strategic actions, including:

●	The signing of a definitive merger agreement with Astoria Financial. Pending the necessary regulatory and shareholder approvals, the effectiveness of the registration statement on Form S-4 for the common stock to be issued in the merger, and the completion of certain additional customary closing conditions, the merger is currently expected to take place in the fourth quarter of 2016.

●	The prepayment of wholesale borrowings over the course of the current fourth quarter. While the prepayment will reduce our cost of funds and interest expense—and increase our earnings—going forward, we expect to incur a one-time after-tax prepayment charge of approximately $614.0 million, which will result in our recording a loss in the three and twelve months ended December 31, 2015.

●	The commencement of an underwritten offering of our common stock, which was completed on November 4, 2015, and generated net proceeds of $635.0 million. A substantial portion of the net proceeds from the offering were used to make a capital contribution to New York Community Bank, with the remainder being set aside for general corporate purposes, including the payment of dividends. The offering raised an amount at least equal to that of the after-tax charge we expect to incur in the current fourth quarter related to the aforementioned prepayment of wholesale borrowings.

●	Retaining more of our earnings by reducing our quarterly cash dividend to $0.17 per share—subject to Board and regulatory approval—beginning in the first quarter of 2016.

While the prepayment charge will adversely impact our fourth quarter and full-year 2015 earnings, as stated, the combination of all four strategies is expected to result in both earnings and capital growth in 2016 and 2017.

Third Quarter 2015 Performance

In the third quarter of 2015, we generated net income of $114.7 million, as compared to $123.7 million in the trailing quarter and $120.3 million in the third quarter of 2014. Our earnings were equivalent to $0.26 per diluted share in the current third quarter, as compared to $0.28 and $0.27 per diluted share, respectively, in the earlier periods.

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest.

The following table summarizes the high, low, and average five- and ten-year Constant Maturity Treasury rates (“CMT”) in the three months ended September 30, 2015, June 30, 2015, and September 30, 2014:

	5-Year CMT For the Three Months Ended			10-Year CMT For the Three Months Ended
	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014
High	1.72%	1.80%	1.85%	2.44%	2.50%	2.65%
Low	1.37	1.26	1.55	2.01	1.85	2.34
Average	1.56	1.53	1.70	2.22	2.16	2.50

In addition, residential mortgage interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, in view of their impact on new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the three months ended September 30, 2015, residential mortgage interest rates fell 15 basis points on a linked-quarter basis, and were ten basis points lower than the level in the third quarter of 2014. The volume of one-to-four family loans originated for sale fell $434.1 million sequentially to $960.7 million in the current third quarter, but rose $125.9 million year-over-year. Income from originations fell $3.0 million sequentially to $7.5 million and rose $917,000 year-over-year. The sequential decline was attributable to the narrowing of gain-on-sale margins and a drop in refinancing activity.

The impact of market interest rates on our multi-family and commercial real estate lending is far less overt than the impact on our production of one-to-four family mortgage loans. Because our multi-family and commercial real estate (“CRE”) loans generate prepayment penalty income when they repay, the impact of repayment activity can be especially meaningful. In the third quarter of 2015, prepayment penalty income totaled $23.1 million, reflecting sequential and year-over-year declines of $3.7 million and $2.3 million, respectively.

Largely reflecting the sequential decline in prepayment penalty income, our net interest income fell $5.7 million sequentially to $279.4 million in the current third quarter and our net interest margin dropped eight basis points to 2.56%. Year-over-year, our net interest income fell $9.6 million, while our net interest margin fell 13 basis points. In addition to the decrease in prepayment penalty income, the reduction in our net interest income and margin reflect the replenishment of our portfolio with lower-yielding loans.

Also less overt, but nonetheless having an impact on our operations, has been the significant increase in regulation and supervision required under the Dodd-Frank Act. With assets of $41.2 billion at December 31, 2010, and a fundamental focus on growth through acquisition, we began in 2011 to prepare for the possibility of exceeding the threshold for classification as a D-SIB as such term is defined by the Dodd-Frank Act. Since then, we have invested significant human, technological, and financial resources into our enterprise risk management program, while also strengthening our corporate governance policies, procedures, and practices.

A bank is designated a D-SIB when its total consolidated assets average more than $50 billion over the four most recent quarters, and in the third quarter of 2014, we began taking steps to manage our assets below that amount. In the first nine months of 2015, our assets rose $486.3 million to $49.0 billion, despite our production of $9.0 billion of loans held for investment, including $2.8 billion in the third quarter of the year. The limited asset growth we achieved largely reflects the sale of multi-family and CRE loans through participations, as well as the high level of refinancing activity. In the nine months ended September 30, 2015, we sold $1.5 billion of multi-family and CRE loans through participations, including $510.3 million of CRE loans in the last three months.

Although we expect to continue selling loans through participations, we expect to cross the D-SIB threshold in the second quarter of 2016. While the organic growth of our balance sheet is expected to bring the average of our total consolidated assets somewhat above $50 billion, the Astoria Financial merger is expected to increase our average total consolidated assets substantially. At September 30, 2015, Astoria Financial had total assets of $15.1 billion, while our assets were $49.0 billion at that date. In addition, Astoria Financial had deposits of $9.0 billion at the end of the current third quarter, and 87 branches in six of our local markets: Nassau, Suffolk, and Westchester Counties, and Brooklyn, Manhattan, and Queens.

On July 20, 2015, A&P, which owns and operates Pathmark, Waldbaums, and other supermarket chains in Metro New York and New Jersey, announced that it had filed for bankruptcy protection and plans to close or sell certain of its stores. Of our 32 in-store branches located in supermarkets impacted by the A&P filing, three have closed and six are currently pending closure. The remaining supermarkets are being marketed to prospective buyers and we are actively engaged in dialog with the prospective new store owners.

Given that our in-store branches are generally located within a short distance of one or more of our traditional branches, we do not expect the closing or sale of these locations to have a material impact on our financial condition or results of operations.

Non-performing non-covered assets totaled $78.8 million at the end of September, a $60.1 million decrease from the balance at December 31, 2014. The reduction was attributable to a $21.7 million decline in non-performing non-covered loans to $55.2 million, together with a $38.4 million decrease in other real estate owned (“OREO”) to $23.6 million at September 30, 2015. The latter decline was largely due to the sale of a multi-family property in the amount of $41.6 million, which generated a second-quarter pre-tax gain of $7.8 million.

Non-performing non-covered loans represented 0.16% of total non-covered loans at the end of September, the lowest such measure we’ve reported since the second quarter of 2008. Similarly, non-performing non-covered assets represented 0.17% of total non-covered assets, the lowest such measure we’ve reported since the third quarter of 2008.

While the quality of our assets generally reflects the nature of our primary lending niche and the benefit of conservative underwriting, it also reflects economic conditions and the direction of property values in the markets where our held-for-investment loans are produced.

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended September 30, 2015, June 30, 2015, and September 30, 2014. Unemployment declined year-over-year in each of our markets, and, with the exception of Arizona, declined sequentially as well.

	For the Month Ended
	September 30, 2015	June 30, 2015	September 30, 2014
Unemployment rate:
United States	4.9%	5.5%	5.7%
New York City	4.8	5.7	6.5
Arizona	6.4	6.3	6.8
Florida	5.3	5.5	6.1
New Jersey	5.4	5.6	6.3
New York	4.8	5.3	5.6
Ohio	4.3	5.2	5.0

(Source: U.S. Department of Labor)

Yet another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table shows the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	September 2015	June 2015	September 2014
Change in prices:	0.0%	0.1%	1.7%

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to this index, home prices rose 4.7% across the U.S. in the twelve months ended August 2015 as compared to 4.5% and 4.8%, respectively, in the twelve months ended June 2015 and September 2014.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 468,000 in September 2015, according to estimates set forth in a U.S. Commerce Department report issued on October 26, 2015. The September 2015 rate was 11.5% lower than the rate reported in August 2015 and 2.0% above the rate reported in September 2014.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 78.4% of our multi-family loans and 87.3% of our CRE loans are secured by properties in New York, with Manhattan accounting for 32.1% and 53.2% of our multi-family and CRE loans, respectively. As reflected in the following table, residential rental vacancy rates increased linked-quarter and year-over-year, while office vacancy rates in Manhattan declined during the same time periods.

	For the Three Months Ended
	September 30, 2015	June 30, 2015	September 30, 2014
Residential rental vacancy rates:
New York	5.6%	5.3%	3.8%
Manhattan office vacancy rate:	9.4	9.7	9.7

In addition, the Consumer Confidence Index® moved up to 103.0 in September 2015 from 99.8 in June 2015, and from 89.0 in September 2014. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Dividend Declaration

On October 20, 2015, the Board of Directors declared a quarterly cash dividend of $0.25 per share, payable on November 18, 2015 to shareholders of record at the close of business on November 6, 2015.

Proposed Merger with Astoria Financial Corporation

On October 28, 2015, we entered into an Agreement and Plan of Merger with Astoria Financial, which had total assets of $15.1 billion, total deposits of $9.0 billion, and 87 banking offices in Nassau, Suffolk, and Westchester Counties, and Queens, Brooklyn, and Manhattan, at September 30, 2015.

Pending receipt of the necessary regulatory and shareholder approvals, the effectiveness of the registration statement on Form S-4 for the common stock to be issued in the merger, and the completion of certain additional customary closing conditions, the merger is currently expected to close in the fourth quarter of 2016. Subject to the terms of, and conditions set forth in, the Agreement and Plan of Merger, Astoria Financial will merge with and into the Company, and Astoria Bank will merge with and into New York Community Bank.

Shareholders of Astoria Financial will receive one share of New York Community Bancorp and a cash payment of $0.50 per share for each share of Astoria Financial held on the closing date of the merger.

Balance Sheet Repositioning

On October 29, 2015, we announced plans to reposition our balance sheet in the fourth quarter of 2015 by prepaying approximately $10 billion of our wholesale borrowings. While the prepayment is expected to result in a one-time after-tax prepayment charge of approximately $614.0 million, it also is expected to reduce our average cost of interest-bearing liabilities and interest expense beginning in next year’s first quarter, and to result in ongoing margin expansion and earnings growth from that point.

Follow-On Offering of Common Stock

On November 4, 2015, we announced the completion of an underwritten follow-on common stock offering that had been announced and priced on October 29, 2015. The Company offered 40,625,000 shares of its common stock at a price to the public of $16.00 per share, and received net proceeds of $630.5 million after deducting underwriting discounts and commissions.

A substantial portion of the net proceeds from the offering were used to make a capital contribution to New York Community Bank, with the remainder being set aside for general corporate purposes, including the payment of dividends. The offering raised an amount at least equal to that of the after-tax charge we expect to incur in the current fourth quarter related to the aforementioned prepayment of wholesale borrowings.

Expected Change in Dividend Payments

We generally pay quarterly dividends on our common stock depending on our financial results, determinations by our Board of Directors, and certain regulatory requirements. Due to the prepayment charge to be incurred in the fourth quarter of this year in connection with the aforementioned balance sheet repositioning, any dividends to be paid by the Company over the next four quarters will require regulatory clearance.

Based upon an anticipated dividend payout ratio of 50% upon completion of the merger, the Company has decided, going forward, to re-allocate $0.08 per share from its traditional dividend payment to support its future growth and capital strength. Accordingly, our expected dividend will be $0.17 per share, subject to Board and regulatory approval, beginning in the first quarter of 2016.

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

The methodology used for the allocation of the allowance for non-covered loan losses at September 30, 2015, December 31, 2014, and September 30, 2014 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that were probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on our evaluation of incurred losses in our portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current balance, information, and/or events, it is probable that we will be unable to collect both the principal and interest due under the contractual terms of the loan agreement. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans for which the terms have been modified, resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

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

Goodwill would be tested in less than one year’s time if there were a “triggering event.” There were no triggering events identified during the nine months ended September 30, 2015.

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

Since the law was enacted in April, the impact of the New York City tax legislation was first reflected in our earnings for the three months ended June 30, 2015. The legislation resulted in a one-time reduction in deferred tax expense of approximately $1.4 million in the second quarter, and a modest increase in the ongoing tax expense of the Company. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

Balance Sheet Summary

Loans

At September 30, 2015, loans, net represented $36.5 billion, or 74.4%, of total assets, an $844.9 million increase from the balance at December 31, 2014. Included in the September 30th amount were covered loans, net of $2.1 billion; non-covered loans held for investment, net of $34.0 billion; and non-covered loans held for sale of $380.6 million, as more fully discussed below.

Covered Loans

“Covered loans” refers to certain loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At September 30, 2015, covered loans represented $2.1 billion, or 5.8%, of the total loan balance, a $271.7 million decrease from the balance at December 31, 2014. In addition to repayments, the reduction reflects $13.0 million of non-residential loans acquired in the Desert Hills transaction that are no longer covered by our FDIC loss sharing agreements, in accordance with their terms. These loans are classified as “purchased credit-impaired” (“PCI”) loans and are included in the balance of non-covered “Other loans” at September 30, 2015.

One-to-four family loans represented $2.0 billion of total covered loans at the end of September, with all other loan types (primarily consisting of home equity lines of credit, or “HELOCs”) representing $155.4 million, combined.

Covered one-to-four family loans include both fixed and adjustable rate loans. At September 30, 2015, $1.5 billion, or 69.4%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.36%. The remainder of the covered loan portfolio at that date consisted of fixed rate loans. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The AmTrust and Desert Hills loss sharing agreements each require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered one-to-four family loans and covered OREO.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at September 30, 2015:

(in thousands)
California	$ 379,582
Florida	358,402
Arizona	159,599
Ohio	132,870
Massachusetts	105,180
Michigan	99,775
New York	78,256
Illinois	75,453
Maryland	60,802
New Jersey	54,423
Nevada	53,951
All other states	590,762

Total covered loans	$2,149,055

Non-Covered Loans Held for Investment

Non-covered loans held for investment, net represented $34.0 billion, or 93.2%, of total loans, net at the end of September, a $1.1 billion increase from the balance at December 31, 2014. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and other loans, with specialty finance loans and leases and other commercial and industrial (“C&I”) loans comprising the bulk of the “Other loan” portfolio.

We originated $9.0 billion of non-covered loans held for investment in the first nine months of 2015, including $2.8 billion in the third quarter of this year. However, the growth of the portfolio was largely tempered by the sale of multi-family and CRE loans through participations, in addition to property sales and refinancing activity. Sales of multi-family and CRE loans through participations totaled $1.5 billion in the first nine months of this year, including $510.3 million of CRE loans sold in the third quarter, in connection with our aforementioned strategy of managing our assets below the current D-SIB threshold.

The following table presents information about the loans held for investment we originated in the three months ended September 30, 2015, June 30, 2015, and September 30, 2014 and in the nine months ended September 30, 2015 and 2014:

	For the Three Months Ended			For the Nine Months Ended
(in thousands)	Sept. 30, 2015	June 30, 2015	Sept. 30, 2014	Sept. 30, 2015	Sept. 30, 2014
Mortgage Loans Originated for Investment:
Multi-family	$2,179,280	$2,581,987	$1,646,534	$6,435,713	$5,704,684
Commercial real estate	254,041	484,264	434,230	1,349,179	1,243,351
One-to-four family	2,424	5,190	93,012	8,402	263,052
Acquisition, development, and construction	27,628	43,457	6,948	141,879	79,411

Total mortgage loans originated for investment	$2,463,373	$3,114,898	$2,180,724	$7,935,173	$7,290,498

Other Loans Originated for Investment:
Specialty finance	$ 206,108	$ 296,369	$ 257,999	$ 733,147	$ 552,172
Other commercial and industrial	116,338	72,859	158,743	280,698	440,436
Other	804	1,186	1,626	3,666	4,867

Total other loans originated for investment	$ 323,250	$ 370,414	$ 418,368	$1,017,511	$ 997,475

Total loans originated for investment	$2,786,623	$3,485,312	$2,599,092	$8,952,684	$8,287,973

The individual held-for-investment loan portfolios are discussed below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury, residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on this niche, multi-family loan originations represented $6.4 billion, or 71.9%, of the held-for-investment loans we produced in the current nine-month period, exceeding the year-earlier nine-month’s production by $731.0 million. Included in the current nine-month amount were third-quarter originations of $2.2 billion, reflecting a linked-quarter decrease of $402.7 million and a year-over-year increase of $532.7 million.

At September 30, 2015, multi-family loans represented $24.6 billion, or 72.2%, of total non-covered loans held for investment, an $881.8 million increase from the June 30th balance and an $803.7 million increase from the balance at December 31, 2014. While we sold $863.2 million of multi-family loans in the first nine months of this year through participations, the impact was substantially tempered by the high volume of multi-family loans we produced. At September 30, 2015, the average multi-family loan had a principal balance of $5.1 million, as compared to $4.9 million and $5.0 million, respectively, at June 30, 2015 and December 31, 2014.

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

As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. At September 30, 2015 and December 31, 2014, the weighted average life of the multi-family loan portfolio was 2.7 years and 3.0 years, respectively.

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

Commercial Real Estate Loans

In the nine months ended September 30, 2015, CRE loans represented $1.3 billion, or 15.1%, of the loans we originated for investment, a $105.8 million increase from the volume produced in the year-earlier nine months. Included in the current nine-month amount were third-quarter originations of $254.0 million, reflecting a $230.2 million decrease from the trailing-quarter volume and a year-over-year decrease of $180.2 million.

At September 30, 2015, CRE loans represented $7.6 billion, or 22.4%, of loans held for investment, reflecting a three-month decrease of $440.7 million and a nine-month increase of $8.7 million. At September 30, 2015, the average CRE loan had a principal balance of $5.2 million, as compared to $5.4 million and $5.0 million, respectively, at June 30, 2015 and December 31, 2014.

In support of our short-term focus on limiting the growth of our assets, we sold $632.7 million of CRE loans through participations in the nine months ended September 30, 2015, including $510.3 million in the three months ended at that date.

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

Prepayment penalties apply to our CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within three to four years of origination; the weighted average life of the CRE portfolio was 3.0 years at September 30, 2015, as compared to 3.1 years and 3.2 years at June 30, 2015 and December 31, 2014, respectively.

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

One-to-Four Family Loans

Consistent with our short-term focus on containing the growth of our assets, originations of one-to-four family loans for investment declined $254.7 million year-over-year to $8.4 million in the nine months ended September 30, 2015. Included in the latter amount were third-quarter originations of $2.4 million, down $90.6 million from the volume produced in the year-earlier three months. Reflecting the decline in production, in addition to repayments and sales, the balance of one-to-four family loans held for investment fell $36.6 million from the balance at the end of December to $102.3 million at the current third quarter-end.

Acquisition, Development, and Construction Loans

ADC loans represented $294.8 million, or 0.86%, of total loans held for investment at the end of the third quarter as compared to $258.1 million at December 31st. The nine-month rise was largely due to an increase in production, with originations of ADC loans rising $62.5 million year-over-year to $141.9 million in the current nine-month period. Included in the current nine-month amount were third-quarter ADC loan originations of $27.6 million, reflecting a year-over-year increase of $20.7 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the nine months ended September 30, 2015 and 2014, we recovered losses against guarantees of $204,000 and $124,000, respectively; in the three months ended at those dates, we recovered losses against guarantees of $29,000 and $44,000, respectively.

Other Loans

Other loans represented $1.4 billion, or 4.3%, of total loans held for investment at the end of September, and were up $308.1 million from the balance at December 31st. Specialty finance loans and leases accounted for $776.8 million of the September 30th balance, reflecting a nine-month rise of $143.9 million, while other C&I loans represented $633.4 million, reflecting a $157.1 million increase. The latter increase reflects the transfer of certain other C&I loans in the amount of $153.6 million from “held for sale” to “held for investment” in the first three months of this year.

In the nine months ended September 30, 2015, we originated $733.1 million of specialty finance loans and leases, reflecting a $181.0 million increase from the year-earlier amount. Originations of other C&I loans totaled $280.7 million in the current nine-month period, reflecting a year-over-year decline of $159.7 million.

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

In accordance with the Banks’ policies, all loans are reviewed by the Mortgage Committee or the Credit Committee, as applicable, and all loans of $10.0 million or more are reported to the respective Boards of Directors. At September 30, 2015, our largest loan was in the amount of $262.5 million; the interest rate on the credit was 3.7% at that date. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of the date of this report, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2015:

	At September 30, 2015
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$ 7,905,512	32.09%	$4,065,835	53.20%
Brooklyn	4,400,197	17.86	559,673	7.32
Bronx	3,105,647	12.61	176,662	2.31
Queens	2,622,088	10.64	662,482	8.67
Staten Island	66,914	0.27	48,877	0.64

Total New York City	$18,100,358	73.47%	$5,513,529	72.14%

Long Island	464,738	1.89	948,081	12.41
Other New York State	759,161	3.08	208,286	2.72
All other states	5,311,310	21.56	973,098	12.73

Total	$24,635,567	100.00%	$7,642,994	100.00%

At September 30, 2015, the largest concentration of one-to-four family loans held for investment was located in New York State, with a total of $30.7 million; the largest concentration of ADC loans held for investment was located in New York City, with a total of $222.4 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

At September 30, 2015, non-covered loans held for sale totaled $380.6 million, an $81.1 million increase from the June 30th balance and a $1.2 million increase from the balance at December 31, 2014. Reflecting the transfer of other C&I loans in the amount of $153.6 million from “held-for-sale” to “held-for-investment” in the current year’s first quarter, all of our held-for-sale loans were one-to-four family loans at March 31, June 30, and September 30, 2015.

In the nine months ended September 30, 2015, the volume of one-to-four family loans originated for sale totaled $3.8 billion, exceeding the year-earlier volume by $1.6 billion, or 73.7%. Included in the current nine-month amount were third-quarter originations of $960.7 million, reflecting a linked-quarter decrease of $434.1 million and a $125.9 million increase year-over-year. While the linked-quarter decline was largely due to a nationwide decline in refinancing volumes, the year-over-year increase is indicative of the rise, albeit small, in residential mortgage interest rates.

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

The vast majority of the held-for-sale loans we produce are agency-conforming loans sold to GSEs. To a much lesser extent, we utilize our mortgage banking platform to originate fixed-rate jumbo loans for sale to other financial institutions. Of the loans we originated for sale in the first nine months of 2015, all but $314.0 million, or 8.2%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At September 30, 2015 and 2014, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.2 million and $8.4 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates and the frequency and potential severity of defaults, probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(in thousands)
Balance, beginning of period	$8,184	$8,385	$8,160	$8,460
Repurchase losses	--	--	(41)	(75)
Recoveries	--	--	65	--

Balance, end of period	$8,184	$8,385	$8,184	$8,385

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

Indemnified and Repurchased Loans Outstanding

The following table sets forth our activity with regard to repurchased loans and the loans we indemnified for GSEs during the periods indicated:

	For the Three Months Ended September 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	39	$9,614	36	$8,612
New indemnifications	--	--	--	--
New repurchases	1	219	1	224
Transfer to other real estate owned	--	--	(3)	(545)
Principal payoffs	(4)	(1,855)	(3)	(674)
Principal payments	--	(16)	--	(45)

Balance, end of period (1)	36	$7,962	31	$7,572

	For the Nine Months Ended September 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	31	$7,916	29	$7,143
New indemnifications	5	989	--	--
New repurchases	7	2,194	11	2,804
Transfer to other real estate owned	--	--	(3)	(545)
Principal payoffs	(7)	(2,910)	(6)	(1,589)
Principal payments	--	(227)	--	(241)

Balance, end of period (1)	36	$7,962	31	$7,572

(1)	Of the 36 period-end loans, 20 loans with an aggregate principal balance of $4.3 million were repurchased, and are now held for investment. The other 16 loans, with an aggregate principal balance of $3.7 million, are indemnified and are all performing as of the date of this report.

Repurchase and Indemnification Request Activity

The following table sets forth our repurchase and indemnification requests during the periods indicated:

	For the Three Months Ended September 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	9	$2,416	20	$4,886
New repurchase requests (2)	6	1,755	25	5,435
Successful rebuttal/rescission	(9)	(2,496)	(18)	(3,906)
New indemnifications (3)	--	--	--	--
Loan repurchases	(1)	(219)	(1)	(224)

Balance, end of period (4)	5	$1,456	26	$6,191

	For the Nine Months Ended September 30,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	24	$6,189	18	$4,057
New repurchase requests (2)	40	10,576	63	14,324
Successful rebuttal/rescission	(47)	(12,126)	(44)	(9,386)
New indemnifications (3)	(5)	(989)	--	--
Loan repurchases	(7)	(2,194)	(11)	(2,804)

Balance, end of period (4)	5	$1,456	26	$6,191

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the five period-end requests as of September 30, 2015, four were from Fannie Mae and one was from Freddie Mac. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase the loan.

Please see “Asset and Liability Management and the Management of Interest Rate Risk” later in this report for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Outstanding Loan Commitments

At September 30, 2015, we had outstanding loan commitments of $3.5 billion, reflecting a $925.5 million increase from the level at December 31st. Commitments to originate loans held for investment represented $3.0 billion of the September 30th total, and commitments to originate loans held for sale represented the remaining $470.4 million. At December 31, 2014, the respective commitments were $2.1 billion and $494.6 million.

Multi-family and CRE loans together represented $1.8 billion of held-for-investment loan commitments at the end of September, while one-to-four family, ADC, and other loans represented $5.4 million, $324.0 million, and $921.1 million, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $483.4 million and commitments to originate other C&I loans of $401.1 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $252.1 million at September 30, 2015, as compared to $201.0 million at December 31, 2014. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets fell $60.1 million, or 43.2%, from the December 31st balance to $78.8 million at September 30, 2015. The reduction was attributable to a $21.7 million, or 28.2%, decline in non-performing non-covered loans to $55.2 million and a $38.4 million, or 61.9%, decline in OREO to $23.6 million.

The nine-month decline in OREO was largely due to the sale of a single multi-family building in the amount of $41.6 million that was completed in the second quarter of this year. The sale resulted in a gain of $7.8 million, which is included in “Other non-interest income” in the Consolidated Statements of Income for the three months ended June 30, 2015 and the nine months ended September 30, 2015.

Reflecting the aforementioned reductions, non-performing non-covered loans represented 0.16% and 0.23%, respectively, of total non-covered loans at September 30, 2015 and December 31, 2014; non-performing non-covered assets represented 0.17% and 0.30% of total non-covered assets at the corresponding dates.

The following table sets forth the changes in non-performing non-covered loans over the nine months ended September 30, 2015:

(in thousands)
Balance at December 31, 2014	$ 76,950
New non-accrual	11,145
Charge-offs	(1,010)
Transferred to other real estate owned	(9,718)
Loan payoffs, including dispositions and principal pay-downs	(21,754)
Restored to performing status	(371)

Balance at September 30, 2015	$ 55,242

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2014 to September 30, 2015:

			Change from December 31, 2014 to September 30, 2015
(dollars in thousands)	September 30, 2015	December 31, 2014	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$15,524	$31,089	$(15,565)	(50.07)%
Commercial real estate	20,034	24,824	(4,790)	(19.30)
One-to-four family	11,445	11,032	413	3.74
Acquisition, development, and construction	525	654	(129)	(19.72)

Total non-accrual non-covered mortgage loans	47,528	67,599	(20,071)	(29.69)
Other non-accrual non-covered loans	7,714	9,351	(1,637)	(17.51)

Total non-performing non-covered loans	$55,242	$76,950	$(21,708)	(28.21)

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2015 and December 31, 2014, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2014 to September 30, 2015:

			Change from December 31, 2014 to September 30, 2015
(dollars in thousands)	September 30, 2015	December 31, 2014	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$1,670	$ 464	$1,206	259.91%
Commercial real estate	4,544	1,464	3,080	210.38
One-to-four family	860	3,086	(2,226)	(72.13)
Other loans	513	1,178	(665)	(56.45)

Total non-covered loans 30-89 days past due	$7,587	$6,192	$1,395	22.53

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically will lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those levels at September 30, 2015. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded a net recovery of $7.0 million in the nine months ended September 30, 2015, as compared to net charge-offs of $2.2 million in the first nine months of last year. Included in the current nine-month amount was a third-quarter net recovery of $5.2 million; in the year-earlier third quarter, no recovery was recorded, nor was any provision for non-covered loan losses set aside.

Reflecting the net recovery recorded in the first nine months of this year, and the recovery of $512,000 from the allowance for non-covered loan losses, the allowance for losses on non-covered loans rose to $146.0 million at the end of September from $139.9 million at December 31, 2014. The September 30th balance represented 0.42% of total non-covered loans and 259.74% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of September 30, 2015, management believes that the allowance for losses on non-covered loans was appropriate at that date.

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

In addition, one-to-four family loans, ADC loans, and other loans represented 0.30%, 0.86%, and 4.3%, respectively, of total non-covered loans held for investment at September 30, 2015, and 11.2%, 0.18%, and 0.53%, respectively, of one-to-four family, ADC, and other loans were non-performing at that date.

In view of these factors, we do not believe that our level of non-performing non-covered loans will result in a comparable level of loan losses, and will not necessarily require an increase in the allowance for non-covered loan losses in any given period.

The following table presents information about our five largest non-performing loans at September 30, 2015, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	CRE	Multi-Family	CRE
Origination Date	1/05/06	Various (2)	9/12/05	11/24/08	12/10/07
Origination Balance	$12,640,000	$4,999,999	$4,300,000	$3,180,000	$2,750,000
Full Commitment Balance (1)	$12,640,000	$4,999,999	$4,300,000	$3,180,000	$2,750,000
Balance at September 30, 2015	$9,653,024	$4,999,999	$2,721,538	$2,483,984	$1,903,870
Associated Allowance	None	None	None	None	None
Non-Accrual Date	March 2014	December 2014	September 2013	September 2015	March 2014
Origination LTV	79%	36%	73%	91%	55%
Current LTV	81%	45%	51%	69%	83%
Last Appraisal	February 2015	February 2015	September 2015	September 2015	February 2015

(1)	There are no funds available for further advances on the five largest non-performing loans.
(2)	Loan No. 2 consists of two loans with origination dates of July 13, 2010 and September 8, 2011.

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

No. 4 – The borrower is an owner of real estate and is based in Connecticut. This loan is collateralized by three multi-family buildings with a total of 34 residential units in New Haven, Connecticut.

No. 5 – The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a 23,791-square foot retail building in Somerset, New Jersey.

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at September 30, 2015 and December 31, 2014:

As of September 30, 2015 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	8	$15,221	17	$14,193
New York Commercial Bank	2	303	4	5,841

Total for New York Community Bancorp	10	$15,524	21	$20,034

As of December 31, 2014 (dollars in thousands)	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
	Number	Amount	Number	Amount
New York Community Bank	13	$30,547	22	$18,962
New York Commercial Bank	2	542	4	5,862

Total for New York Community Bancorp	15	$31,089	26	$24,824

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At September 30, 2015, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $21.2 million; loans in connection with which forbearance agreements were reached totaled $5.3 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans were 86% and 92%, respectively, at September 30, 2015; in addition, our success rate was 100% for all other loan types at that date.

Analysis of Troubled Debt Restructurings

The following table presents information regarding our TDRs as of September 30, 2015:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$2,025	$ 3,261	$ 5,286
Commercial real estate	6,053	12,372	18,425
One-to-four family	--	885	885
Acquisition, development, and construction	--	525	525
Commercial and industrial	--	1,163	1,163
Other	--	218	218

Total	$8,078	$18,424	$26,502

The following table presents information regarding our TDRs as of December 31, 2014:

(in thousands)	Accruing	Non-Accrual	Total
Multi-family	$ 7,697	$17,879	$25,576
Commercial real estate	8,139	9,939	18,078
One-to-four family	--	260	260
Acquisition, development, and construction	--	654	654
Commercial and industrial	--	1,195	1,195

Total	$15,836	$29,927	$45,763

The following table sets forth the changes in TDRs over the nine months ended September 30, 2015:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2014	$15,836	$ 29,927	$ 45,763
New TDRs	--	8,828	8,828
Transferred to other real estate owned	--	(9,108)	(9,108)
Transferred to accruing from non-accrual	145	(145)	--
Loan payoffs, including dispositions and principal pay-downs	(7,903)	(11,078)	(18,981)

Balance at September 30, 2015	$ 8,078	$ 18,424	$ 26,502

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2015, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current third quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered PCI Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at September 30, 2015 and December 31, 2014. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2015	At or For the Year Ended December 31, 2014
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$139,857	$141,946
Recovery of losses on non-covered loans	(3,397)	--
Charge-offs:
Multi-family	(86)	(755)
Commercial real estate	(273)	(1,615)
One-to-four family	(576)	(410)
Acquisition, development, and construction	--	--
Other loans	(388)	(5,296)

Total charge-offs	(1,323)	(8,076)
Recoveries	8,349	5,987

Net recoveries (charge-offs)	7,026	(2,089)

Balance at end of period	$143,486	$139,857

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$ 15,524	$ 31,089
Commercial real estate	20,034	24,824
One-to-four family	11,445	11,032
Acquisition, development, and construction	525	654

Total non-accrual non-covered mortgage loans	47,528	67,599
Other non-accrual non-covered loans	7,714	9,351

Total non-performing non-covered loans (1)	$ 55,242	$ 76,950
Non-covered other real estate owned (2)	23,591	61,956

Total non-performing non-covered assets	$ 78,833	$138,906

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.16%	0.23%
Non-performing non-covered assets to total non-covered assets	0.17	0.30
Allowance for losses on non-covered loans to non-performing non-covered loans	259.74	181.75
Allowance for losses on non-covered loans to total non-covered loans	0.42	0.42
Net (recovery) charge-offs during the period to average loans outstanding during the period (3)	(0.02)(4)	0.01

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$ 1,670	$ 464
Commercial real estate	4,544	1,464
One-to-four family	860	3,086
Acquisition, development, and construction	--	--
Other loans	513	1,178

Total non-covered loans 30-89 days past due (5)	$ 7,587	$ 6,192

(1)	The September 30, 2015 and December 31, 2014 amounts exclude loans 90 days or more past due of $142.2 million and $157.9 million, respectively, that are covered by FDIC loss sharing agreements. The September 30, 2015 amount also excludes $1.1 million of non-covered PCI loans.
(2)	The September 30, 2015 and December 31, 2014 amounts exclude OREO of $29.1 million and $32.0 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans and non-covered PCI loans.
(4)	Presented on a non-annualized basis.
(5)	The September 30, 2015 and December 31, 2014 amounts exclude loans 30 to 89 days past due of $38.3 million and $41.7 million, respectively, that are covered by FDIC loss sharing agreements. There were no PCI loans 30 to 89 days past due at September 30, 2015.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, respectively, which were the acquisition date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables increase if the losses increase, and decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements are recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized.

In the nine months ended September 30, 2015 and 2014, respectively, we recorded FDIC indemnification expense of $4.3 million and $14.7 million in “Non-interest income” in connection with recoveries of $5.4 million and $18.4 million, respectively, from the allowance for losses on covered loans. The respective recoveries were recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would increase as a result of an improvement in credit quality.

Decreases in estimated reimbursements from the FDIC, if any, are recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the loss sharing agreement). Related additions to the accretable yield on covered loans will be recognized in income prospectively over the lives of the loans. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the nine months ended September 30, 2015 and 2014, we recorded amortization of $37.6 million and $28.8 million, respectively, including amortization of $11.3 million and $11.2 million in the three months ended at the respective dates. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three and nine months ended September 30, 2015, we received FDIC reimbursements of $8.9 million and $19.2 million, respectively, as compared to $8.2 million and $30.7 million, respectively, in the year-earlier three- and nine-month periods.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at September 30, 2015 and December 31, 2014, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Nine Months Ended September 30, 2015	At or For the Year Ended December 31, 2014
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$ --	$ --
Commercial real estate	795	1,464
One-to-four family	135,297	148,967
Acquisition, development, and construction	274	709
Other	6,879	6,749

Total covered loans and non-covered PCI loans 90 days or more past due	$143,245	$157,889
Covered other real estate owned	29,113	32,048

Total covered assets and non-covered PCI loans	$172,358	$189,937

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$ 15,524	$ 31,089
Commercial real estate	20,829	26,288
One-to-four family	146,742	159,999
Acquisition, development, and construction	799	1,363
Other	14,593	16,100

Total non-performing loans	$198,487	$234,839
Other real estate owned	52,704	94,004

Total non-performing assets	$251,191	$328,843

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.55%	0.66%
Total non-performing assets to total assets	0.51	0.68
Allowance for loan losses to total non-performing loans	92.54	78.92
Allowance for loan losses to total loans	0.51	0.52

Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$ --	$ --
Commercial real estate	--	599
One-to-four family	35,403	37,680
Acquisition, development, and construction	--	--
Other	2,879	3,417

Total covered loans and non-covered PCI loans 30-89 days past due	$38,282	$41,696

Total Loans 30-89 Days Past Due:
Multi-family	$ 1,670	$ 464
Commercial real estate	4,544	2,063
One-to-four family	36,263	40,766
Acquisition, development, and construction	--	--
Other	3,392	4,595

Total loans 30-89 days past due	$45,869	$47,888

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at September 30, 2015:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
New Jersey	$ 28,156	$ 14,711	$42,867
New York	22,594	13,710	36,304
Florida	—	21,440	21,440
California	223	12,994	13,217
Ohio	—	9,557	9,557
Massachusetts	—	7,651	7,651
Maryland	—	6,944	6,944
Michigan	—	6,324	6,324
All other states	4,269	49,914	54,183

Total non-performing loans	$ 55,242	$ 143,245	$198,487

Securities

Consistent with our objective of containing the growth of our assets, our securities portfolio declined $336.8 million from the year-end balance to $6.8 billion at September 30, 2015. The September 30th amount represented 13.8% of total assets, while the December 31st balance represented 14.6%. The nine-month decline was largely due to repayments and, to a lesser extent, calls of securities. GSE obligations represented 95.3% of total securities at the end of September, as compared to 95.5% at year-end 2014.

Held-to-maturity securities represented $6.6 billion, or 97.6%, of securities at the end of September, down $325.4 million from the balance at year-end. The fair value of securities held to maturity represented 103.3% of their carrying value at the end of September and 102.4% of their carrying value at December 31st. Mortgage-related securities and other securities accounted for $3.8 billion and $2.8 billion, respectively, of the September 30th balance, as compared to $4.1 billion and $2.8 billion at the end of last year.

GSE obligations represented $6.4 billion of held-to-maturity securities at the end of the third quarter, while capital trust notes, corporate bonds, and municipal obligations represented $65.6 million, $73.6 million, and $77.1 million, respectively. At December 31, 2014, GSE obligations accounted for $6.7 billion of held-to-maturity securities, while capital trust notes and corporate bonds represented $75.6 million and $73.3 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 6.4 years and 7.2 years at the respective period-ends.

Available-for-sale securities represented the remaining $162.3 million, or 2.4%, of total securities at the end of the third quarter, an $11.5 million decrease from the balance at December 31st. Included in the respective balances were mortgage-related securities of $14.3 million and $19.7 million, and other securities of $148.0 million and $154.1 million. The estimated weighted average life of the available-for-sale securities portfolio was 10.1 years and 8.6 years at the corresponding dates.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At September 30, 2015, the Community Bank held $497.9 million of FHLB stock, including $478.9 million of stock in the FHLB-NY and $19.0 million of stock in the FHLB-Cincinnati that was acquired in connection with the AmTrust transaction in December 2009. The Commercial Bank had $40.5 million of FHLB stock at the end of the third quarter, all of which was with the FHLB-NY. All FHLB stock continued to be valued at par, with no impairment required at September 30, 2015.

In the three and nine months ended September 30, 2015, dividends from the FHLB to the Community Bank totaled $4.5 million and $14.7 million, respectively; dividends from the FHLB to the Commercial Bank totaled $406,000 and $1.2 million, respectively, during that time.

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

Loan repayments and sales totaled $12.0 billion in the first nine months of 2015, as compared to $8.0 billion in the first nine months of the prior year. Included in the respective amounts were third-quarter loan repayments and sales totaling $3.3 billion and $2.9 billion.

In the nine months ended September 30, 2015 and 2014, cash flows from the repayment and sale of securities respectively totaled $617.2 million and $821.7 million, while purchases of securities totaled $276.5 million and $366.3 million in the corresponding periods. Consistent with our business model, the cash flows from loans and securities were primarily deployed into the production of held-for-investment multi-family and CRE loans.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. That said, there have been times that we’ve chosen not to compete actively for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand.

At September 30, 2015, our deposits totaled $28.3 billion, reflecting a $48.6 million decrease from the balance at December 31st. The modest decline was the net effect of a $902.7 million reduction in certificates of deposit (“CDs”) to $5.5 billion and an $854.2 million increase in all other deposits combined. Included in this increase was a $153.0 million rise in NOW and money market accounts to $12.7 billion; a $454.4 million rise in savings accounts to $7.5 billion; and a $246.8 million rise in non-interest-bearing accounts to $2.6 billion over the first nine months of the year. CDs represented 19.5% of total deposits at the end of September, as compared to 22.7% at December 31, 2014.

The bulk of our deposits consist of retail deposits, which declined $151.7 million from the December 31st balance to $21.2 billion at the third quarter-end. Institutional deposits fell $9.5 million during this time to $2.2 billion, while municipal deposits rose $145.3 million to $993.1 million.

Brokered deposits totaled $3.9 million at the end of September, reflecting a $32.8 million decrease from the balance recorded at December 31st. During this time, brokered money market accounts fell $105.5 million to $2.5 billion, while brokered NOW accounts rose $76.3 million to $1.5 billion. In addition, we had no brokered CDs at the end of September, in contrast to brokered CDs of $3.5 million at December 31, 2014. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, junior subordinated debentures. In the first nine months of this year, borrowed funds rose $497.3 million to $14.7 billion, representing 30.0% of total assets at September 30, 2015.

Wholesale Borrowings

Wholesale borrowings totaled $14.4 billion and $13.9 billion, respectively, at September 30, 2015 and December 31, 2014, representing 29.3% and 28.6% of total assets at the corresponding dates.

The majority of our wholesale borrowings consist of FHLB advances, which rose $346.1 million to $10.5 billion in the nine months ended September 30, 2015. During this time, the balance of repurchase agreements fell $100.0 million to $3.3 billion, while the balance of fed funds purchased rose $251.0 million to $511.0 million.

Both the Community Bank and the Commercial Bank are members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans. In addition to $10.0 billion of FHLB-NY advances, the September 30th balance included $485.3 million of FHLB-Cincinnati advances that were acquired in the AmTrust acquisition.

At September 30, 2015, $5.6 billion of our wholesale borrowings were callable in the next 12 months.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.5 million at September 30, 2015, a modest rise from the balance at December 31, 2014.

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

In the first nine months of 2015, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of certain C&I loans that feature floating interest rates; (3) We reduced our balance of CDs while increasing our balance of non-interest-bearing deposits; and (4) We repositioned certain of our short-term wholesale borrowings.

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

At September 30, 2015, our one-year gap was a negative 12.51%, as compared to a negative 15.92% at December 31, 2014. The 341-basis point change was primarily due to an increase in deposits repricing in one year, the benefit of which was partially offset by a decrease in borrowings repricing in the same time, coupled with an increase in securities projected to be called.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2015 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2015 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 18% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 25% and 20% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 59% for the first five years and 41% for years six through ten. NOW accounts were assumed to decay at a rate of 74% for the first five years and 26% for years six through ten. This comprehensive statistical analysis incorporated updated deposit data and modeling assumptions, and resulted in no decay rates beyond ten years. The change in the decay assumptions was made due to the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 82% for the first five years and 18% for years six through ten.

Interest Rate Sensitivity Analysis

	At September 30, 2015
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$ 4,282,984	$ 6,052,337	$12,731,584	$9,516,199	$3,813,015	$224,872	$36,620,991
Mortgage-related securities (2)(3)	38,198	102,271	303,625	132,061	3,106,669	87,822	3,770,646
Other securities and money market investments (2)	2,585,189	1,010	64,118	3,007	759,153	120,666	3,533,143

Total interest-earning assets	6,906,371	6,155,618	13,099,327	9,651,267	7,678,837	433,360	43,924,780

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	6,327,090	698,402	868,517	1,992,544	2,816,043	--	12,702,596
Savings accounts	1,267,135	2,679,507	254,181	206,423	3,098,785	--	7,506,031
Certificates of deposit	1,329,236	3,253,698	859,614	52,863	22,002	458	5,517,871
Borrowed funds	3,641,904	239	2,438,556	3,478,039	5,020,432	144,615	14,723,785

Total interest-bearing liabilities	12,565,365	6,631,846	4,420,868	5,729,869	10,957,262	145,073	40,450,283

Interest rate sensitivity gap per period (4)	$(5,658,994)	$ (476,228)	$ 8,678,459	$3,921,398	$(3,278,425)	$ 288,287	$ 3,474,497

Cumulative interest rate sensitivity gap	$(5,658,994)	$(6,135,222)	$2,543,237	$6,464,635	$3,186,210	$3,474,497

Cumulative interest rate sensitivity gap as a percentage of total assets	(11.54)%	(12.51)%	5.19%	13.18%	6.50%	7.08%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	54.96%	68.04%	110.77%	122.03%	107.91%	108.59%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of September 30, 2015, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 2.09% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates by a constant prepayment rate of 2.15% per annum.

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

Based on the information and assumptions in effect at September 30, 2015, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(2.95) %
+200	(8.39)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2015, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(5.64)%
+200	(9.19)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2015, our analysis indicated that an immediate flattening of the yield curve would be expected to result in a 7.17% decrease in net interest income over the next four quarters; conversely, an immediate steepening of the yield curve would be expected to result in a 3.41% increase in net interest income over such time.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $585.8 million and $564.2 million, respectively, at September 30, 2015 and December 31, 2014. As in the past, our portfolios of loans and securities provided liquidity in the current nine-month period, with cash flows from the repayment and sale of loans totaling $12.0 billion and cash flows from the repayment and sale of securities totaling $617.2 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2015, our available borrowing capacity with the FHLB-NY was $7.4 billion. In addition, the Community Bank and the Commercial Bank had $14.3 million in available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At September 30, 2015, the maximum amount the Community Bank could borrow from the FRB-NY was $1.0 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $152.4 million. There were no borrowings against either of the respective lines of credit at that date.

Our primary investing activity is loan production. In the first nine months of 2015, the volume of loans originated for investment was $9.0 billion. During this time, the net cash used in investing activities totaled $363.2 million. Our operating activities provided net cash of $273.6 million in the current nine-month period, while our financing activities provided net cash of $111.3 million.

CDs due to mature in one year or less from September 30, 2015 totaled $4.6 billion, representing 83.1% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

The Company (the “Parent Company”) is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Due to the prepayment charge to be incurred in the fourth quarter of this year in connection with the aforementioned balance sheet repositioning, any dividends to be paid by the Company over the next four quarters will require regulatory clearance.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the nine months ended September 30, 2015, the Banks paid dividends totaling $335.0 million to the Parent Company, leaving $187.0 million they could dividend to the Parent Company without regulatory approval at that date. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved. Additional sources of liquidity available to the Parent Company at September 30, 2015 included $108.3 million in cash and cash equivalents and $2.0 million of available-for-sale securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At September 30, 2015, we held derivative financial instruments with a notional value of $2.5 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity rose $45.0 million from the December 31, 2014 balance to $5.8 billion at September 30, 2015. The September 30th balance represented 11.88% of total assets and a book value per share of $13.11, while the December 31, 2014 balance represented 11.91% of total assets and a book value per share of $13.06.

We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At September 30, 2015 and December 31, 2014, we had outstanding shares of 444,319,494 and 442,587,190, respectively.

Tangible stockholders’ equity rose $49.2 million in the first nine months of this year to $3.4 billion, after the distribution of quarterly cash dividends totaling $332.8 million. The September 30th balance represented 7.27% of tangible assets and a tangible book value per share of $7.62. At December 31, 2014, tangible stockholders equity represented 7.24% of tangible assets and a book value per share of $7.54.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both September 30, 2015 and December 31, 2014, we recorded goodwill of $2.4 billion; we recorded CDI, net of $3.7 million and $7.9 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear earlier in this report.)

Both stockholders’ equity and tangible stockholders’ equity include AOCL. AOCL declined $2.3 million from the balance at the end of December to $53.4 million at September 30, 2015. The modest decline was largely the net effect of a $3.6 million decrease in pension and post-retirement obligations, net of tax, to $49.7 million and a $1.4 million decline in the net unrealized gain on securities available for sale, net of tax, to $1.6 million. The respective declines occurred in tandem with a modest decline in the net unrealized loss on the non-credit portion of OTTI losses, net of tax, to $5.3 million.

At September 30, 2015, our capital measures continued to exceed the minimum federal requirements for a bank holding company, which reflect the new capital rules under Basel III that took effect on January 1st of this year. The following table sets forth our Common Equity Tier 1, Tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	At September 30, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,446,718	10.68%	$3,533,159	10.95%	$3,978,693	12.33%	$3,533,159	7.61%
Minimum for capital adequacy purposes	1,451,943	4.50	1,935,924	6.00	2,581,232	8.00	1,858,296	4.00

Excess	$1,994,775	6.18%	$1,597,235	4.95%	$1,397,461	4.33%	$1,674,863	3.61%

The impact of the new Basel III capital rules is primarily reflected in the Tier 1 capital of the Company. In accordance with these rules, which call for the phase-out of trust preferred securities as Tier 1 capital, only 25% of our trust preferred securities were included in Tier 1 capital at September 30, 2015. Based on the balance of the Company’s trust preferred securities at that date, the phase-out of 75% of our trust preferred securities reduced our Tier 1 capital by $259.3 million, our leverage capital ratio by 56 basis points, and our Tier 1 to risk-weighted assets ratio by 80 basis points at quarter-end. The Tier 1 and total capital to risk-weighted assets ratios were also negatively impacted by changes in the calculation of risk-weighted assets under Basel III.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at September 30, 2015, in accordance with the new rules under Basel III:

Regulatory Capital Analysis (New York Community Bank)

	At September 30, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,321,690	11.22%	$3,321,690	11.22%	$3,491,037	11.79%	$3,321,690	7.80%
Minimum for capital adequacy purposes	1,332,738	4.50	1,776,984	6.00	2,369,312	8.00	1,703,432	4.00

Excess	$1,988,952	6.72%	$1,544,706	5.22%	$1,121,725	3.79%	$1,618,258	3.80%

Regulatory Capital Analysis (New York Commercial Bank)

	At September 30, 2015
			Risk-Based Capital
	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$389,137	13.31%	$389,137	13.31%	$406,000	13.89%	$389,137	9.66%
Minimum for capital adequacy purposes	131,534	4.50	175,378	6.00	233,838	8.00	161,131	4.00

Excess	$257,603	8.81%	$213,759	7.31%	$172,162	5.89%	$228,006	5.66%

As of September 30, 2015, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum Common Equity Tier 1 ratio of 6.50%; a minimum Tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

EARNINGS SUMMARY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

We generated earnings of $114.7 million in the current third quarter, as compared to $123.7 million and $120.3 million, respectively, in the trailing and year-earlier three months. The respective amounts were equivalent to $0.26, $0.28, and $0.27 per diluted share.

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

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the third quarter of 2015, the average five-year CMT was 1.56%, as compared to 1.53% and 1.70%, respectively, in the trailing and year-earlier three months. The average ten-year CMT was 2.22% in the current third quarter, as compared to 2.16% and 2.50%, respectively, in the corresponding periods.

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

In the three months ended September 30, 2015, we generated net interest income of $279.4 million, a $5.7 million reduction from the trailing-quarter level and $9.6 million reduction year-over-year. The linked-quarter decline was the net effect of a $5.1 million reduction in interest income to $416.6 million and a $615,000 rise in interest expense to $137.1 million. The year-over-year decline in net interest income was the net effect of a $10.5 million reduction in interest income and a $904,000 reduction in interest expense.

Our net interest margin also declined in the current third quarter, to 2.56%. In the three months ended June 30, 2015, our margin was 2.64%, i.e., eight basis points higher; in the three months ended September 30, 2014, our margin was 13 basis points higher, at 2.69%.

The following factors contributed to the sequential decline in our net interest income and margin:

●	Prepayment penalty income on loans and securities contributed $24.5 million to interest income in the current third quarter, with loans accounting for $23.1 million and securities accounting for the remaining $1.4 million. In the second quarter of 2015, prepayment penalty income on loans and securities contributed $32.0 million to interest income, with loans accounting for $26.7 million and securities accounting for the remaining $5.3 million. As a result, prepayment penalty income on loans and securities contributed 22 basis points to the current third-quarter margin (with loans accounting for all but one basis point of the total), as compared to 29 basis points in the trailing quarter (with loans accounting for 24 basis points of the total and securities accounting for five basis points).

●	The average balance of interest-earning assets rose $658.6 million sequentially to $43.8 billion and the average yield on such assets fell 11 basis points to 3.80%. Notwithstanding the aforementioned sale of CRE loans through participations, the average balance of loans rose $714.2 million sequentially, to $36.4 billion, greatly exceeding the impact of a $55.6 million decline in average securities and money market investments to $7.3 billion during that time. Meanwhile, the average yield on loans declined eight basis points to 3.93% in the current third quarter, while the average yield on securities and money market investments fell 26 basis points to 3.19%. The sequential declines in the average yields on these assets were primarily due to the aforementioned declines in prepayment penalty income, absent which the respective average yields would each have declined by four basis points.

●	Interest expense rose $615,000 sequentially, to $137.1 million, as the average balance of interest-bearing liabilities rose $852.5 million to $40.4 billion and the average cost of funds fell four basis points to 1.35%. The rise in the average balance was the net effect of a $1.0 billion increase in average borrowed funds to $14.5 billion, and a $156.7 million decline in interest-bearing deposits to $25.8 billion. While the average balance of borrowed funds rose, the impact on current third-quarter interest expense was tempered by a 20-basis point drop in the average cost of such funds to 2.65%. The latter decline was attributable to the repositioning of FHLB-NY advances in the amount of $1.1 billion during the current three-month period. In addition, the average cost of interest-bearing deposits fell one basis point linked-quarter, to 0.61%.

The following factors contributed to the year-over-year declines in our net interest income and margin:

●	Prepayment penalty income on loans contributed $25.4 million to interest income and 24 basis points to our margin in the third quarter of 2014. There was no prepayment penalty income from securities during that time.

●	Interest income declined $10.5 million year-over-year as the benefit of a $589.8 million increase in the average balance of interest-earning assets was exceeded by the impact of a 15-basis point decline in the average yield. Notwithstanding the aforementioned sale of CRE loans through participations, the average balance of loans rose $1.4 billion, far exceeding the impact of a $779.2 million decline in average securities and money market investments. Meanwhile, the average yield on loans fell 18 basis points in the current third quarter, while the average yield on securities and money market investments fell nine basis points. In addition to the aforementioned decline in prepayment penalty income, the reduction in the average yield on loans reflects the impact of low market interest rates on the loan portfolio during a period of growth.

●	Interest expense fell $904,000 year-over-year as a $313.2 million increase in the average balance of interest-bearing liabilities was coupled with a two-basis point decline in the average cost of funds. The increase in the average balance was the net effect of a $396.1 million rise in average interest-bearing deposits and an $82.8 million decline in average borrowed funds. In addition, while the average cost of interest-bearing deposits rose one basis point year-over-year, the impact was inconsequential as compared to the five-basis point decline in the average cost of borrowed funds that transpired during that time.

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

Net Interest Income Analysis (Linked-Quarter Comparison)

	For the Three Months Ended
	September 30, 2015			June 30, 2015
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$36,435,984	$357,916	3.93%	$35,721,805	$357,999	4.01%
Securities and money market investments (2)(3)	7,325,746	58,634	3.19	7,381,373	63,621	3.45

Total interest-earning assets	43,761,730	416,550	3.80	43,103,178	421,620	3.91
Non-interest-earning assets	5,208,623			5,226,017

Total assets	$48,970,353			$48,329,195

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,728,206	$11,770	0.37%	$12,664,816	$11,727	0.37%
Savings accounts	7,446,936	12,739	0.68	7,630,389	12,925	0.68
Certificates of deposit	5,661,888	15,539	1.09	5,698,530	15,729	1.11

Total interest-bearing deposits	25,837,030	40,048	0.61	25,993,735	40,381	0.62
Borrowed funds	14,522,556	97,090	2.65	13,513,317	96,142	2.85

Total interest-bearing liabilities	40,359,586	137,138	1.35	39,507,052	136,523	1.39
Non-interest-bearing deposits	2,576,350			2,811,598
Other liabilities	211,718			200,758

Total liabilities	43,147,654			42,519,408
Stockholders’ equity	5,822,699			5,809,787

Total liabilities and stockholders’ equity	$48,970,353			$48,329,195

Net interest income/interest rate spread		$279,412	2.45%		$285,097	2.52%

Net interest margin			2.56%			2.64%

Ratio of interest-earning assets to interest-bearing liabilities			1.08 x			1.09 x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Three Months Ended
	September 30, 2015			September 30, 2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$36,435,984	$357,916	3.93%	$35,067,046	$360,499	4.11%
Securities and money market investments (2)(3)	7,325,746	58,634	3.19	8,104,926	66,572	3.28

Total interest-earning assets	43,761,730	416,550	3.80	43,171,972	427,071	3.95
Non-interest-earning assets	5,208,623			5,312,881

Total assets	$48,970,353			$48,484,853

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,728,206	$11,770	0.37%	$12,173,504	$10,632	0.35%
Savings accounts	7,446,936	12,739	0.68	6,790,281	9,741	0.57
Certificates of deposit	5,661,888	15,539	1.09	6,477,180	18,330	1.12

Total interest-bearing deposits	25,837,030	40,048	0.61	25,440,965	38,703	0.60
Borrowed funds	14,522,556	97,090	2.65	14,605,390	99,339	2.70

Total interest-bearing liabilities	40,359,586	137,138	1.35	40,046,355	138,042	1.37
Non-interest-bearing deposits	2,576,350			2,464,437
Other liabilities	211,718			197,621

Total liabilities	43,147,654			42,708,413
Stockholders’ equity	5,822,699			5,776,440

Total liabilities and stockholders’ equity	$48,970,353			$48,484,853

Net interest income/interest rate spread		$279,412	2.45%		$289,029	2.58%

Net interest margin			2.56%			2.69%

Ratio of interest-earning assets to interest-bearing liabilities			1.08 x			1.08 x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

(Recoveries of) Provisions for Loan Losses

(Recovery of) Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” and the net recoveries recorded in the quarter, the Company recovered $512,000 from the allowance for non-covered loan losses in the three months ended September 30, 2015. In the second quarter of this year, the Company recorded a recovery of $1.9 million; there was no recovery of, or provision for, non-covered loan losses recorded in the third quarter of 2014.

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

Reflecting an increase in the cash flows expected from certain pools of acquired loans covered by FDIC loss-sharing agreements, the Company recovered $8.5 million from the allowance for covered loan losses in the three months ended September 30, 2015, as compared to recovering $3.9 million in the three months ended September 30, 2014. In contrast, the Company recorded a $2.2 million provision for covered loan losses in the trailing quarter, reflecting a decline in the cash flows expected from certain pools of covered loans during that time.

Because our FDIC loss sharing agreements call for the FDIC to reimburse us for a portion of our losses on covered loans—and for the FDIC to share in any recoveries of such losses—we record FDIC indemnification income in “Non-interest income” in the same period that a provision for covered loan losses is recorded, and we record FDIC indemnification expense in “Non-interest income” in the same period that a recovery occurs. While the recoveries recorded in the three months ended September 30, 2015 and 2014 were largely offset by FDIC indemnification expense of $6.8 million and $3.2 million, respectively, the trailing-quarter provision was largely offset by FDIC indemnification income of $1.8 million, as further discussed below.

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

Non-interest income totaled $37.6 million in the current third quarter, reflecting a linked-quarter reduction of $24.3 million and a year-over-over reduction of $3.7 million.

The linked-quarter decline was largely due to three distinct factors, including the $8.6 million difference between the FDIC indemnification expense recorded in the current third quarter and the FDIC indemnification income recorded in the trailing three months, as noted above.

In addition, mortgage banking income fell $8.5 million sequentially, to $7.5 million, partly reflecting a $3.0 million decline in income from originations to $7.5 million as gain-on-sale margins narrowed and refinancing activity declined. The remainder of the sequential decline in mortgage banking income was attributable to the $5.5 million difference between the servicing income recorded in the second quarter and the servicing loss recorded in the third quarter of this year. Reflecting a decline in hedge effectiveness, the Company recorded a $50,000 servicing loss in the three months ended September 30, 2015, as compared to servicing income of $5.4 million in the trailing three-month period. Excluding the net impact of hedging in the respective quarters, servicing income rose 3.8% sequentially.

The sequential decline in non-interest income also reflects a $6.8 million drop in “other” other income to $10.9 million in the three months ended September 30, 2015. While the current third-quarter amount included gains on the sale of loans of $7.0 million, the trailing-quarter amount included gains on the sale of loans of $8.8 million, as well as the aforementioned $7.8 million gain on the sale of a multi-family property that had been classified as OREO.

The year-over-year decline in non-interest income was far more modest than the linked-quarter reduction, as a $9.4 million increase in “other” other income offset the impact of a $9.1 million reduction in mortgage banking income, and tempered the impact of the $3.7 million increase in FDIC indemnification expense. The year-over-year rise in “other” other non-interest income was primarily due to a $7.0 million gain on the sale of CRE loans through participations; the decline in mortgage banking income was primarily due to the difference between the $50,000 servicing loss recorded in the current third quarter and the $10.0 million of servicing income recorded in the year-earlier three months. The impact of the year-over-year decline in servicing income was tempered by a $917,000 rise in income from originations.

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

The following table presents all the components of non-interest income for the three months ended September 30, 2015, June 30, 2015, and September 30, 2014:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	September 30, 2015	June 30, 2015	September 30, 2014
Mortgage banking income	$ 7,474	$15,968	$16,606
Fee income	8,765	8,778	9,188
BOLI income	7,117	6,774	6,888
Net gain on sales of securities	140	592	182
FDIC indemnification (expense) income	(6,813)	1,764	(3,156)
Other income:
Peter B. Cannell & Co., Inc.	6,314	6,967	6,761
Third-party investment product sales	3,684	3,320	3,355
Other	10,906	17,738	1,462

Total other income	20,904	28,025	11,578

Total non-interest income	$37,587	$61,901	$41,286

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

In the three months ended September 30, 2015, we recorded non-interest expense of $147.3 million, reflecting a $4.6 million decrease from the trailing-quarter level and a $2.1 million increase year-over-year.

Operating expenses declined to $146.0 million in the current third quarter from $150.6 million in the second quarter of this year. The sequential decline was driven by a $5.7 million reduction in G&A expense to $35.9 million, which more than offset the impact of a $1.1 million increase in compensation and benefits expense to $84.2 million and an even more modest rise in occupancy and equipment expense to $26.0 million. The sequential decline in G&A expense was primarily driven by a $3.1 million reduction in franchise taxes and a $2.6 million decrease in FDIC deposit insurance premiums to $9.2 million.

Year-over-year, operating expenses rose $2.9 million, as the benefit of a $5.6 million decline in G&A expense was exceeded by the impact of a $6.1 million increase in compensation and benefits expense, together with a $2.4 million rise in occupancy and equipment expense. The year-over-year decline in G&A expense was primarily due to the same factors that drove the sequential reduction; the year-over-year rise in compensation and benefits expense was largely due to normal salary increases and an increase in medical benefits expense.

Income Tax Expense

Income tax expense declined $7.0 million sequentially and $4.8 million year-over-year to $64.0 million in the three months ended September 30, 2015. The respective declines were primarily due to pre-tax income, which fell $16.0 million and $10.3 million, respectively, from the levels recorded in the trailing and year-earlier quarters to $178.7 million in the current three-month period. In addition, the effective tax rate was 35.83% in the current third quarter, as compared to 36.48% and 36.39%, respectively, in the three months ended June 30, 2015 and September 30, 2014.

EARNINGS SUMMARY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

In the first nine months of 2015 and 2014, we generated earnings of $357.7 million and $354.2 million, respectively, with both amounts being equivalent to $0.80 per diluted share.

Net Interest Income

Net interest income totaled $857.3 million in the current nine-month period, a $606,000 increase from the year-earlier amount. While interest income rose $6.8 million year-over-year to $1.3 billion, the benefit was largely offset by the impact of a $6.2 million increase in interest expense to $409.8 million. Our net interest margin, meanwhile, declined to 2.63% in the current nine-month period from 2.69% in the year-earlier nine months.

The following factors contributed to the year-over-year increase in net interest income and the year-over-year decline in net interest margin:

●	The average five-year CMT dropped 14 basis points year-over-year to 1.51% in the current nine-month period, while the average ten-year CMT dropped 51 basis points to 2.12%.

●	Prepayment penalty income contributed $79.9 million to net interest income in the first nine months of this year, a $14.9 million increase from the amount contributed in the year-earlier nine months. The current nine-month amount contributed 25 basis points to our net interest margin, exceeding the year-earlier contribution by five basis points. Excluding the respective contributions of prepayment penalty income, the year-over-year decline in our net interest margin was 11 basis points.

●	Average interest-earning assets rose $1.0 billion year-over-year to $43.5 billion, as a $2.0 billion increase in the average balance of loans to $36.0 billion was partly offset by a $928.8 million decline in the average balance of securities and money market investments to $7.4 billion. While the average balance of interest-earning assets rose, the benefit was tempered by a seven-basis point drop in the average yield on such assets to 3.89%. This decline was the net effect of a 13-basis point drop in the average yield on loans to 4.00% (despite the year-over-year rise in prepayment penalty income) and a 10-basis point rise in the average yield on securities and money market investments, to 3.36%. The latter increase was primarily attributable to yield maintenance fees received on securities that prepaid in the current third quarter.

●	While prepayment penalty income contributed 30 basis points to the average yield on loans in the first nine months of this year, as compared to 25 basis points in the year-earlier nine-month period, the benefit was exceeded by the impact of replenishing the portfolio with lower-yielding loans. Absent prepayment penalty income, the average yield on loans in the current nine-month period declined by 18 basis points.

●	Average interest-bearing liabilities rose $698.9 million year-over-year to $40.0 billion, as a $742.7 million decline in average borrowed funds to $14.1 billion was exceeded by a $1.4 billion rise in average interest-bearing deposits to $25.9 billion. While the average balance of interest-bearing liabilities rose, the average cost of such funds remained consistent with the average cost of 1.37% in the prior nine-month period. During this time, the average cost of borrowed funds rose eight basis points year-over-year to 2.74%, while the average cost of interest-bearing deposits rose three basis points to 0.62%.

The following table sets forth certain information regarding our average balance sheet for the nine-month periods indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the nine-month periods are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis (Year-Over-Year Comparison)

	For the Nine Months Ended September 30,
	2015			2014
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$36,041,137	$1,080,419	4.00%	$34,081,200	$1,056,586	4.13%
Securities and money market investments (2)(3)	7,415,772	186,664	3.36	8,344,586	203,678	3.26

Total interest-earning assets	43,456,909	1,267,083	3.89	42,425,786	1,260,264	3.96
Non-interest-earning assets	5,233,526			5,331,756

Total assets	$48,690,435			$47,757,542

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,587,941	$34,549	0.37%	$11,355,509	$28,399	0.33%
Savings accounts	7,535,136	37,997	0.67	6,424,947	24,473	0.51
Certificates of deposit	5,813,625	48,384	1.11	6,714,601	55,854	1.11

Total interest-bearing deposits	25,936,702	120,930	0.62	24,495,057	108,726	0.59
Borrowed funds	14,094,665	288,876	2.74	14,837,364	294,867	2.66

Total interest-bearing liabilities	40,031,367	409,806	1.37	39,332,421	403,593	1.37
Non-interest-bearing deposits	2,633,214			2,460,285
Other liabilities	214,181			205,970

Total liabilities	42,878,762			41,998,676
Stockholders’ equity	5,811,673			5,758,866

Total liabilities and stockholders’ equity	$48,690,435			$47,757,542

Net interest income/interest rate spread		$857,277	2.52%		$856,671	2.59%

Net interest margin			2.63%			2.69%

Ratio of interest-earning assets to interest-bearing liabilities			1.09 x			1.08 x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Recoveries of (Provisions for) Loan Losses

Recovery of (Provision for) Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for non-covered loan losses, we recovered $3.3 million from said allowance in the nine months ended September 30, 2015. No losses on non-covered loans were recovered or provided for in the nine months ended September 30, 2014.

Recovery of (Provision for) Losses on Covered Loans

In the first nine months of 2015 and 2014, we recovered $5.4 million and $18.4 million, respectively, from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of covered loans as their credit quality improved. In connection with the respective recoveries, we recorded FDIC indemnification expense of $4.3 million and $14.7 million in “Non-interest income” in the corresponding periods.

Non-Interest Income

In contrast to the marked decline in non-interest income in the current third quarter, non-interest income rose $20.6 million year-over-year to $151.7 million in the nine months ended September 30, 2015.

The increase was primarily driven by a $24.0 million increase in “other” other income to $36.4 million which included the aforementioned $7.8 million gain on the sale of an OREO property in the second quarter, and gains of $21.7 million on the sale of multi-family and CRE loans through participations in the first nine months of this year.

The increase in non-interest income was somewhat tempered by a $4.4 million decline in net securities gains to $943,000 and by a $4.7 million decline in mortgage banking income to $41.8 million. While income from originations rose $18.3 million year-over-year, to $33.6 million, the benefit was exceeded by the impact of a $22.9 million reduction in servicing income to $8.2 million, as the benefit of the servicing income recorded in the first six months of this year was exceeded by the impact of the third-quarter servicing loss. Furthermore, we recorded a $3.9 million gain on Visa shares sold in the first nine months of 2014; no comparable gain was recorded in the first nine months of this year.

The following table presents the components of non-interest income for the nine months ended September 30, 2015 and 2014:

Non-Interest Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2015	2014
Mortgage banking income	$ 41,848	$ 46,507
Fee income	25,937	27,512
BOLI	20,595	20,530
Net gain on sale of securities	943	5,317
FDIC indemnification expense	(4,347)	(14,710)
Gain on Visa shares sold	--	3,856
Other income:
Peter B. Cannell & Co., Inc.	20,351	19,178
Third-party investment product sales	10,005	10,544
Other	36,390	12,380

Total other income	66,746	42,102

Total non-interest income	$151,722	$ 131,114

Non-Interest Expense

Non-interest expense rose $16.7 million year-over-year to $456.1 million in the current nine-month period, the net effect of an $18.9 million increase in operating expenses to $451.9 million and a $2.2 million decline in the amortization of CDI to $4.2 million.

While G&A expense fell $10.1 million year-over-year, to $120.2 million, the benefit was exceeded by the impact of a $25.8 million rise in compensation and benefits expense to $254.5 million. In addition, occupancy and equipment expense rose $3.2 million year-over-year to $77.2 million.

In addition to severance expenses of $4.0 million incurred in the first quarter, the increase in compensation and benefits expense was primarily driven by higher pension expenses, higher payroll taxes, and salary increases that took effect at the beginning of the year. The reduction in G&A expense was largely due to a $3.1 million decline in franchise taxes, in addition to lower FDIC deposit insurance premiums and a reduction in expenses related to the management and disposition of OREO.

Income Tax Expense

Income tax expense fell $8.7 million year-over-year to $204.0 million in the nine months ended September 30, 2015, while the effective tax rate fell to 36.32% from 37.51%.

In addition to a $5.2 million decline in pre-tax income to $561.6 million, the year-over-year reduction in income tax expense was largely due to a one-time deferred tax benefit of $1.4 million in connection with the enactment of new tax laws by the City of New York in the current year’s second quarter, and a one-time deferred tax charge of $4.5 million in connection with the enactment of new tax laws by the State of New York in the first quarter of 2014.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, there are several additional risk factors in connection with the Company’s proposed merger with Astoria Financial Corporation and its fourth quarter 2015 balance sheet repositioning. These additional risk factors are described below:

Risks Related to the Common Stock

The price of our common stock may fluctuate.

The market price of our common stock could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, including market sentiment regarding our entry into the merger agreement. These risks may be affected by:

●	operating results that vary from the expectations of our management or of securities analysts and investors;

●	developments in our business or in the financial services sector generally;

●	regulatory or legislative changes affecting our industry generally or our business and operations;

●	operating and securities price performance of companies that investors consider to be comparable to us;

●	changes in estimates or recommendations by securities analysts or rating agencies;

●	announcements of strategic developments, acquisitions, dispositions, financings, and other material events by us or our competitors; and

●	changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations, or volatility.

Furthermore, given recent and ongoing volatile market and economic conditions, the market price of our common stock may continue to be subject to further significant market fluctuations. While the U.S. and other governments continue efforts to restore confidence in financial markets and promote economic growth, we cannot assure you that continued or further market and economic turmoil will not occur in the near or long term, which would negatively affect our business, financial condition, and results of operations, as well as the price and trading volume volatility of our common stock.

We will issue additional shares if the Astoria Financial merger is completed and there may be future sales or other dilution of our equity that may adversely affect the market price of our common stock.

Based on the number of shares of Astoria Financial common stock outstanding as of October 26, 2015, we expect to issue approximately 101 million shares of common stock based on the closing price on October 28, 2015 if the proposed merger with Astoria Financial is completed.

Except as required by the underwriters in connection with the October 2015 common stock offering discussed in the section entitled “Underwriting” in the prospectus supplement dated October 29, 2015, we are not restricted from issuing additional common stock, preferred stock, and any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Any issuance of additional common stock will dilute the ownership interest of existing common stockholders. Further, the market price of our common stock could decline in the future as a result of future offerings by us of our common stock, preferred stock, or securities convertible into or exchangeable for, or that represent the right to receive, common stock, or the perception that such offers or sales could occur.

Our common stock is equity and is subordinate to our existing and future indebtedness and preferred stock.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, shares of our common stock rank junior to all indebtedness of, and other non-equity claims on, the Company with respect to assets available to satisfy claims. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of the holders of any series of preferred stock we may issue.

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

The terms of our outstanding trust preferred capital debt securities prohibit us from declaring or paying any dividends or distributions on our capital stock, including our common stock, or purchasing, acquiring, or making a liquidation payment on such stock, if an event of default has occurred and is continuing under the applicable indenture, we are in default with respect to a guarantee payment under the guarantee of the related trust preferred securities, or we have given notice of our election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. In addition, without notice to, or consent from, the holders of our common stock, we may issue additional series of trust preferred capital debt securities with similar terms or enter into other financing agreements that limit our ability to purchase or pay dividends or distributions on our common stock.

Risks Related to the Proposed Merger and the Balance Sheet Repositioning

The market price of shares of our common stock after the merger may be affected by factors different from those affecting the shares currently.

Upon completion of the merger, each share of Astoria Financial common stock will be converted into the right to receive one share of Company common stock and $0.50 in cash, and holders of Astoria Financial common stock will become holders of Company common stock. The Company’s business differs in important respects from that of Astoria Financial and, accordingly, the results of operations of the combined company and the market price of Company common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of the Company and Astoria Financial .

The success of the merger and our integration of the acquired branches will depend on a number of uncertain factors.

The success of the merger will depend on a number of factors, including, without limitation:

●	our ability to integrate the branches acquired from Astoria Bank, Astoria Financial’s bank subsidiary, in the merger (the “Acquired Branches”) into the Community Bank’s current operations;

●	our ability to limit the outflow of deposits held by our new customers in the Acquired Branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the merger;

●	our ability to control the incremental non-interest expense from the Acquired Branches in a manner that enables us to maintain a favorable overall efficiency ratio;

●	our ability to retain and attract the appropriate personnel to staff the Acquired Branches; and

●	our ability to earn acceptable levels of interest and non-interest income, including fee income, from the Acquired Branches.

Integrating the Acquired Branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert our management’s attention and resources. No assurance can be given that we will be able to integrate the Acquired Branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business, or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the merger. We may also encounter unexpected difficulties or costs during the integration that could adversely affect our earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the Acquired Branches will not adversely affect our existing profitability, that we will be able to achieve results in the future similar to those achieved by our existing banking business, or that we will be able to manage any growth resulting from the merger effectively.

There can be no assurance that we will be able to complete the balance sheet repositioning on the terms currently contemplated or at all.

We intend to complete the balance sheet repositioning in the current fourth quarter, however, these actions, which require numerous individual steps, may take longer than anticipated or result in greater costs than currently contemplated. If we are unable to complete all or a portion of the balance sheet repositioning, we would not get the benefit of the after-tax savings or other advantages created by the repositioning.

In connection with the merger, we will assume Astoria Financial’s outstanding debt obligations and preferred stock, and our level of indebtedness following the completion of the merger could adversely affect our ability to raise additional capital and to meet our obligations under our existing indebtedness.

In connection with the merger, we will assume $250.0 million of Astoria Financial’s outstanding indebtedness and Astoria Financial’s obligations related to its outstanding preferred stock. Our existing debt, together with any future incurrence of additional indebtedness, and assumption of Astoria Financial’s outstanding securities could have important consequences for our creditors and our shareholders. For example, it could:

●	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

●	restrict us from making strategic acquisitions or cause the combined company to make non-strategic divestitures;

●	restrict us from paying dividends to our shareholders;

●	increase the combined company’s vulnerability to general economic and industry conditions; and

●	require a substantial portion of cash flows from operations to be dedicated to the payment of principal and interest on the combined company’s indebtedness, thereby reducing our ability to use such cash flows to fund our operations, capital expenditures, and future business opportunities.

Following completion of the merger, the holders of our issued and outstanding shares of preferred stock, which we will assume from Astoria Financial, as well as any shares of preferred stock that we may issue in the future, would receive, upon our voluntary or involuntary liquidation, dissolution, or winding up, before any payment is made to holders of our common stock, their liquidation preferences as well as any accrued and unpaid distributions. These payments would reduce the remaining amount of our assets, if any, available for distribution to holders of our common stock.

Termination of the merger agreement could negatively impact the Company.

If the merger agreement is terminated, there may be various consequences. For example, the Company’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the market prices since the announcement of the merger reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, Astoria Financial or the Company may be required to pay to the other party a termination fee equal to $69.5 million.

The Company will be subject to business uncertainties while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain, and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees by the Company may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with the Company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business could be harmed.

If the merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses related to the offering of shares of its common stock and all filing and other fees paid to the SEC in connection with the offering. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the bank merger may be completed, the Company must obtain approvals from the Federal Reserve, the FDIC, and the NYSDFS. Other approvals, waivers, or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or these factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the merger of the holding companies or the banks, or require changes to the terms of these mergers. Such conditions or changes could have the effect of delaying or preventing completion of the mergers or imposing additional costs on or limiting the revenues of the combined company following the mergers, any of which might have an adverse effect on the combined company following the merger.

The processing time for obtaining regulatory approvals for bank mergers, particularly for larger institutions, has increased since the financial crisis. Specifically, the Dodd-Frank Act requires bank regulators to consider financial stability concerns when evaluating a proposed bank merger. We are only aware of one other transaction since the enactment of the Dodd-Frank Act that caused the surviving entity to cross the $50 billion in total consolidated assets threshold.

In a recent approval order, the Federal Reserve has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve will not in the future allow the application to remain pending while the banking organization addresses its weaknesses. The Federal Reserve explained that, in the future, if issues arise during processing of an application, a banking organization will withdraw its application pending resolution of any supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing we may be required to withdraw the application for approval of the proposed merger.

If the merger is successfully completed, our total consolidated assets following the completion of the merger will be over $50 billion and we will be subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies.

Pursuant to the current requirements of the Dodd-Frank Act, a bank holding company whose total consolidated assets average more than $50 billion over the four most recent quarters is determined to be a “systemically important financial institution”, or a SIFI, and therefore is subject to stricter prudential standards, primarily including capital requirements, liquidity requirements, risk-management requirements, capital stress test requirements, dividend limits, and early remediation regimes. The Dodd-Frank Act permits, but does not require, the Federal Reserve to apply heightened prudential standards in a number of other areas, including short-term debt limits and enhanced public disclosure.

Following the closing of the proposed merger, based on current definitions and requirements for a SIFI, we will become subject to the enhanced regulatory standards applicable to bank holding companies at the end of the quarter in which the proposed merger closes, including but not limited to submitting an annual capital plan, undergoing an annual supervisory capital stress test and two company-run capital stress tests, enhanced requirements for liquidity risk management and overall risk management, liquidity buffer and liquidity stress testing requirements, submitting a resolution plan, implementation of an enhanced compliance program under the Volcker Rule, and payment of additional Federal Reserve assessments. As a SIFI, we would be required to participate in the annual Comprehensive Capital Assessment and Review, and we would be subjected to heightened supervisory expectations in a range of other areas, including enterprise-wide compliance risk management, corporate governance, recovery and resolution planning, and management of core business lines. Other Dodd-Frank Act requirements applicable to SIFIs that have not yet been implemented in final regulations could apply to us in the future, including single counterparty credit limits, early remediation requirements, and limits on payment of incentive-based executive compensation. The date on which we must comply with each SIFI requirement will vary, depending on the terms of the particular regulation and timing of the closing of the proposed merger with Astoria Financial.

If the merger is successfully completed, we will be subject to the modified Liquidity Coverage Ratio applicable to bank holding companies with $50 billion or more in total consolidated assets.

On September 3, 2014, the Federal Reserve and other banking regulators adopted final rules implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio (the “LCR”) requirement. The LCR requirement, including the modified version applicable to certain bank holding companies with $50 billion or more in total consolidated assets, requires a banking organization to maintain an amount of unencumbered “high-quality liquid assets” to be at least equal to the amount of its total net cash outflows over a 30-day stress period. Only specific classes of assets qualify under the rule as high-quality assets (the numerator of the LCR), with riskier classes of assets subject to haircuts and caps. The total net cash outflow amount (the denominator of the LCR) is determined under the rule by applying outflow and inflow rates that reflect certain standardized assumptions against the balances of the banking organization’s funding sources, obligations, transactions, and assets over a 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold high-quality liquid assets equal to 25% of outflows even if outflows perfectly match inflows over the stress period).

The initial compliance date for the modified LCR will be January 2016, with the requirement fully phased-in by January 2017. Although we are not currently subject to the modified LCR requirements, were we to have average total consolidated assets over the four most recent quarters in excess of $50 billion, we would have to comply with the requirements of the modified LCR beginning on the first day of the first quarter after which we exceed that threshold. The modified LCR is a minimum requirement, and the Federal Reserve can impose additional liquidity requirements as a supervisory matter.

This Form 10-Q contains limited financial information on which to evaluate the merger.

This Form 10-Q does not contain Astoria Financial’s financial information or pro forma combined financial information about the Company and Astoria Financial after giving effect to the merger. The financial condition of the combined company following the merger will impact the price of our common stock after the merger.

Combining the two companies may be more difficult, costly, or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

The Company and Astoria Financial have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s ability to successfully combine and integrate the businesses of the Company and Astoria Financial in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process and attendant systems conversion, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company and/or Astoria Financial to lose customers or cause customers to remove their accounts from the Company and/or Astoria Financial and move their business to competing financial institutions. Integration efforts between the two companies will also divert management’s attention and resources. These integration matters could have an adverse effect on each of Astoria Financial and the Company during this transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger could be less than anticipated.

Holders of Company common stock will have a reduced ownership and voting interest in the combined company after the merger and will exercise less influence over management.

We expect to issue approximately 101 million shares of common stock if the proposed merger with Astoria Financial is completed. Consequently, our shareholders before the merger, as a group, will exercise less influence over the management and policies of the combined company than they currently may have over the management and policies of the Company.

Lawsuits that may be filed against Astoria Financial and the Company could result in an injunction preventing the completion of the merger or a judgment resulting in the payment of damages.

The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to the Company, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against the Company, Astoria Financial, and/or the directors and officers of either company in connection with the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the Company’s business, financial condition, results of operations, and cash flows.

The risks described above, in the 2014 Annual Report on Form 10-K, and in the prospectus supplement dated October 29, 2015 are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

During the three months ended September 30, 2015, the Company allocated $317,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data) Third Quarter 2015	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
July 1 – July 30	13,575	$18.45	$251
August 1 – August 31	1,065	18.90	20
September 1 – September 30	2,702	17.09	46

Total shares repurchased	17,342	$18.26	$317

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at September 30, 2015. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565).
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2015 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2015	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 9, 2015	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer