Form 10-K
period 2015-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2016-02-29
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York	11590
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value and Bifurcated Option Note Unit SecuritiESSM	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the shares of common stock outstanding of the registrant was $7.9 billion, excluding 14,092,365 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2015, $18.38 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 18, 2016 was 486,357,792 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2016 are incorporated by reference into Part III.

CROSS REFERENCE INDEX

For the purpose of this Annual Report on Form 10-K, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the “Community Bank” and the “Commercial Bank,” respectively, and collectively, the “Banks”).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING LANGUAGE

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

Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identified by use of the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “seek,” “strive,” “try,” or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. Although we believe that our plans, intentions, and expectations as reflected in these forward-looking statements are reasonable, we can give no assurance that they will be achieved or realized.

Our ability to predict results or the actual effects of our plans and strategies is inherently uncertain. Accordingly, actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained in this report.

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

•

our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire, including from Astoria Financial Corporation (“Astoria Financial”), into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	risks relating to unanticipated costs of integration;

•	the ability to obtain shareholder and regulatory approval of any merger transactions we may propose (including the proposed merger with Astoria Financial) in a timely manner or otherwise;

•	potential exposure to unknown or contingent liability of companies we have acquired, may acquire, or target for acquisition, including Astoria Financial;

•	failure to satisfy other closing conditions to any mergers we may propose, including the merger with Astoria Financial;

•

the potential impact of the announcement or consummation of any merger we propose (including the proposed merger with Astoria Financial) on relationships with third parties, including customers, employees, and competitors;

•	failure to obtain applicable regulatory approvals for the payment of future dividends;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

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

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

In addition, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

Furthermore, we routinely evaluate opportunities to expand through acquisitions and conduct due diligence activities in connection with such opportunities. As a result, acquisition discussions and, in some cases, negotiations, may take place at any time, and acquisitions involving cash or our debt or equity securities may occur.

Please see Item 1A, “Risk Factors” in this annual report and in our other SEC filings for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

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

LOAN-TO-VALUE RATIO (“LTV”)

Measures the balance of a loan as a percentage of the appraised value of the underlying property.

LOSS SHARING AGREEMENTS

Refers to the agreements we entered into with the FDIC in connection with the loans and OREO we acquired in our AmTrust and Desert Hills acquisitions. The agreements call for the FDIC to reimburse us for 80% of any losses (and share in 80% of any recoveries) up to specified thresholds and to reimburse us for 95% of any losses (and share in 95% of any recoveries) beyond those thresholds with respect to the acquired assets for specified periods of time. The loss sharing agreements with respect to the one-to-four family loans and home equity loans we acquired in these transactions extend for a period of ten years from the respective dates of acquisition and are still in effect. Such loans are referred to as “covered loans.”

MORTGAGE BANKING INCOME

Refers to the income generated through our mortgage banking business, which is recorded in non-interest income. Mortgage banking income has two components: income generated from the origination of one-to-four family loans for sale (“income from originations”) and income generated by servicing such loans (“servicing income”).

MORTGAGE SERVICING RIGHTS (“MSRs”)

The right to service mortgage loans for others is recognized as an asset, and recorded at fair value, when our loans are sold or securitized, servicing retained.

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

SYSTEMICALLY IMPORTANT FINANCIAL INSTITUTION (“SIFI”)

A bank holding company with total consolidated assets that average more than $50 billion over the four most recent quarters is designated a “Systemically Important Financial Institution” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) of 2010.

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

General

New York Community Bancorp, Inc. is organized under Delaware Law as a multi-bank holding company with two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”). The Community Bank currently has 227 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona, and the Commercial Bank currently has 30 branches in Metro New York. With assets of $50.3 billion at December 31, 2015—including loans of $38.2 billion—we rank among the 25 largest U.S. bank holding companies.

On September 17, 2015, we submitted an application to our state and federal regulators requesting permission to merge the Commercial Bank with and into the Community Bank. Pending their approval, we expect to close the merger in the first half of 2016.

On October 29, 2015, we announced the signing of a definitive merger agreement with Astoria Financial Corporation (“Astoria Financial”), which had assets of $15.1 billion and 88 branches at December 31, 2015. Pending shareholder approval and the approval of our state and federal regulators, the merger is currently expected to close by the fourth quarter of 2016.

New York Community Bank

Established in 1859, the Community Bank is a New York State-chartered savings bank with 227 branches that currently operate through seven local divisions. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of traditional and non-traditional products and services, and access to multiple service channels, including online banking, mobile banking, and banking by phone.

In New York, we currently serve our Community Bank customers through Roslyn Savings Bank, with 44 branches on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 38 branches in the New York City borough of Queens; Richmond County Savings Bank, with 20 branches in the borough of Staten Island; and Roosevelt Savings Bank, with eight branches in the borough of Brooklyn. In the Bronx, we currently have two branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 46 branches that operate under the name Garden State Community Bank. In Florida and Arizona, where we have 27 and 14 branches, respectively, we serve our customers through the AmTrust Bank (“AmTrust”) division of the Community Bank. In Ohio, we serve our Community Bank customers through 28 branches of Ohio Savings Bank.

We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury residential apartment buildings that are rent-regulated and feature below-market rents. In addition to multi-family loans, which are our principal asset, we originate commercial real estate (“CRE”) loans (primarily in New York City, as well as on Long Island) and, to a much lesser extent, acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans. C&I loans consist of specialty finance loans and leases, and other C&I loans that are typically made to small and mid-size business in Metro New York.

Unlike the aforementioned loans, which are originated for investment, the one-to-four family loans we produce are primarily originated for sale. In 2015, the vast majority of the one-to-four family loans we produced were agency-conforming loans sold to government-sponsored enterprises (“GSEs”), servicing retained.

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

Established in December 2005, the Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition, the Commercial Bank offers 24-hour banking online, mobile banking, and banking by phone.

Customers of the Commercial Bank may transact their business at any of our 227 Community Bank branches, and Community Bank customers may transact their business at any of the 30 branches of the Commercial Bank. In addition, customers of the Banks have access to their accounts through our ATMs in all five states.

On September 17, 2015, the Company submitted an application to the FDIC and the New York State Department of Financial Services (the “NYSDFS”) requesting approval to merge the Commercial Bank with and into the Community Bank. Upon completion of the proposed merger, the 30 Commercial Bank branches will continue operations as branches of the Community Bank.

Online Information about the Company and the Banks

We also serve our customers through three connected websites: www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, these websites provide extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of these websites. In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, and are posted to the Investor Relations portion of our websites within minutes of being filed. The websites also provide information regarding our Board of Directors and management team, as well as certain Board Committee charters and our corporate governance policies. The content of our websites shall not be deemed to be incorporated by reference into this Annual Report.

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

The market for the loans we produce varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, which is also home to the majority of the properties collateralizing our CRE and ADC loans. In contrast, we originate one-to-four family mortgage loans in all 50 states and the District of Columbia, and our specialty finance loans and leases are generally made to large corporate obligors that participate in stable nationwide industries.

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 30.7 million, and the number of banks and thrifts we compete with currently exceeds 310, including Astoria Bank, the primary subsidiary of Astoria Financial. With total deposits of $28.4 billion at December 31, 2015, we ranked ninth among all bank and thrift depositories serving these 26 counties. We also ranked third among all banks and thrifts in Richmond County, and fourth in both Queens and Nassau Counties in New York. (Market share information was provided by SNL Financial.) We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms.

Our ability to attract and retain deposits is not only a function of short-term interest rates and industry consolidation, but also the competitiveness of the rates being offered by other financial institutions within our marketplace.

Competition for deposits is also influenced by several internal factors, including the opportunity to assume or acquire deposits through business combinations; the cash flows produced through loan and securities repayments and sales; and the availability of attractively priced wholesale funds. In addition, the degree to which we seek to compete for deposits is influenced by the liquidity needed to fund our loan production and other outstanding commitments.

We vie for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 227 Community Bank branches and 30 Commercial Bank branches, we have 273 ATM locations, including 249 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service, on their cell phones through mobile banking, and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. We also offer certain higher-paying money market accounts and certificates of deposit (“CDs”) through two dedicated websites: www.myBankingDirect.com and www.AmTrustDirect.com.

We also compete by complementing our broad selection of traditional banking products with an extensive menu of alternative financial services, including annuities, life and long-term care insurance, and mutual funds of various third-party service providers. In addition, customers who come to us seeking a residential mortgage can begin the application process by phone, online, or in any branch.

In addition to checking and savings accounts, Individual Retirement Accounts, and CDs for both businesses and consumers, we offer a suite of cash management products to address the needs of small and mid-size businesses and professional associations.

Another competitive advantage is our strong community presence, with April 14, 2015 having marked the 156th year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

Competition for Loans

Our success as a lender is substantially tied to the economic health of the markets where we lend. Local economic conditions have a significant impact on loan demand, the value of the collateral securing our credits, and the ability of our borrowers to repay their loans.

The competition we face for loans also varies with the type of loan we are originating. In New York City, where the majority of the buildings collateralizing our multi-family loans are located, we compete for such loans on the basis of timely service and the expertise that stems from being a specialist in this lending niche. In addition to the money center, regional, and local banks we compete with in this market, we compete with insurance companies and other types of lenders. Certain of the banks we compete with sell the loans they produce to Fannie Mae and Freddie Mac.

Our ability to compete for CRE loans depends on the same factors that impact our ability to compete for multi-family credits, and the degree to which other CRE lenders choose to offer loan products similar to ours.

While we continue to originate a limited number of one-to-four family, ADC, and C&I loans for investment, such loans represent a small portion of our loan portfolio as compared to multi-family and CRE loans.

We also compete with a significant number of financial and non-financial institutions throughout the nation that originate and aggregate one-to-four family loans for sale. Reflecting the volume of loans funded in 2015 through our mortgage banking operation, we currently rank among the 25 largest aggregators of one-to-four family loans in the United States.

Environmental Issues

We encounter certain environmental risks in our lending activities and other operations. The existence of hazardous materials may make it unattractive for a lender to foreclose on the properties securing its loans. In addition, under certain conditions, lenders may become liable for the costs of cleaning up hazardous materials found on such properties. We attempt to mitigate such environmental risks by requiring either that a borrower purchase environmental insurance or that an appropriate environmental site assessment be completed as part of our underwriting review on the initial granting of CRE and ADC loans, regardless of location, and of any out-of-state multi-family loans we may produce. Depending on the results of an assessment, appropriate measures are taken to address the identified risks. In addition, we order an updated environmental analysis prior to foreclosing on such properties, and typically hold foreclosed multi-family, CRE, and ADC properties in subsidiaries.

Our attention to environmental risks also applies to the properties and facilities that house our bank operations. Prior to acquiring a large-scale property, a Phase 1 Environmental Property Assessment is typically performed by a licensed professional engineer to determine the integrity of, and/or the potential risk associated with, the facility and the property on which it is built. Properties and facilities of a smaller scale are evaluated by qualified in-house assessors, as well as by industry experts in environmental testing and remediation. This two-pronged approach identifies potential risks associated with asbestos-containing material, above and underground storage tanks, radon, electrical transformers (which may contain PCBs), ground water flow, storm and sanitary discharge, and mold, among other environmental risks. These processes assist us in mitigating environmental risk by enabling us to identify and address potential issues, including by avoiding taking ownership or control of contaminated properties.

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 28 active subsidiary corporations. Of these, 21 are direct subsidiaries of the Community Bank and seven are subsidiaries of Community Bank-owned entities.

The 21 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, NY, all the units of which were sold by December 31, 2006

NYCB Mortgage Company, LLC	Delaware	Holds certain assets, including interests in real estate

NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment finance, and dealer-floor plan loans

Realty Funding Company, LLC	Delaware	Holding company for subsidiaries owning an interest in real estate

Woodhaven Investments, LLC	Delaware	Holding company for Ironbound Investment Company, Inc.

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning interests in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer

The seven subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Holding Company, LLC	Delaware	Established to own Bank-owned properties

Your New REO, LLC	Delaware	Owns a website that lists bank-owned properties for sale

Ironbound Investment Company, LLC	Florida	Organized for the purpose of investing in mortgage-related assets; is the principal shareholder of Richmond County Capital Corporation

1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp.

Richmond County Capital Corporation	New York	Organized for the purpose of investing in mortgage-related assets

There are 88 additional entities that are subsidiaries of a Community Bank-owned entity organized to own interests in real estate.

The Commercial Bank has four active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The two direct subsidiaries of the Commercial Bank are:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

Gramercy Leasing Services, Inc.	New York	Provides equipment lease financing

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

There are four additional entities that are subsidiaries of the Commercial Bank that are organized to own interests in real estate.

The Company also owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. Please see Note 8, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts.

The Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank of New York in 2006.

Personnel

At December 31, 2015, the number of full-time equivalent employees was 3,448. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. Please see the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this annual report.

Regulation and Supervision

General

The Community Bank is a New York State-chartered savings bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Commercial Bank is a New York State-chartered commercial bank and its deposit accounts also are insured by the DIF up to applicable legal limits. On September 17, 2015, the Company submitted an application to the FDIC and the NYSDFS requesting approval to merge the Commercial Bank with and into the Community Bank.

For the fiscal year ended December 31, 2015, the Community Bank and the Commercial Bank were subject to regulation and supervision by the NYSDFS, as their chartering agency; by the FDIC, as their insurer of deposits; and by the Consumer Financial Protection Bureau (the “CFPB”).

The Banks are required to file reports with the NYSDFS, the FDIC, and the CFPB concerning their activities and financial condition, and are periodically examined by the NYSDFS, the FDIC, and the CFPB to assess compliance with various regulatory requirements, including with respect to safety and soundness and consumer financial protection regulations. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowances for regulatory purposes. Changes in such regulations or in banking legislation could have a material impact on the Company, the Banks, and their operations, as well as the Company’s shareholders.

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

In addition, the Company is periodically examined by the Federal Reserve Bank of New York (the “FRB-NY”), and is required to file certain reports under, and otherwise comply with, the rules and regulations of the SEC under federal securities laws. Certain of the regulatory requirements applicable to the Community Bank, the Commercial Bank, and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations, and is qualified in its entirety by reference to the actual laws and regulations.

The Dodd-Frank Act

Enacted in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly changed the bank regulatory structure and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. The Dodd-Frank Act is complex and comprehensive legislation that impacts practically all aspects of a banking organization, and represents a significant overhaul of many aspects of the regulation of the financial services industry.

Capital Requirements

In early July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” generally refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009. The “Basel III Rules” generally refer to the rules adopted by U.S. banking regulators in December 2010 to align U.S. bank capital requirements with Basel III and with the related loss absorbency rules they issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

The Basel III Rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. Under the Basel III Rules, the Company and the Banks are required to maintain minimum capital in accordance with the following ratios: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from the prior rules); and (iv) a Tier 1 leverage ratio of 4%.

In addition, the Basel III Rules assign higher risk weights to certain assets, such as the 150% risk weighting assigned to exposures that are more than 90 days past due or are on nonaccrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property. The Basel III Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available-for- sale debt and equity securities.

The Basel III Rules also require FDIC-insured state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”) to establish a “capital conservation buffer” (consisting entirely of common equity Tier 1 capital) that will be 2.5% above the new regulatory minimum capital requirements when it is fully phased in. The result will be an increase in the minimum common equity Tier 1, Tier 1, and Total capital ratios to 7.0%, 8.5%, and 10.5%, respectively. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution can be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below these amounts. The Basel III Rules also establish a maximum percentage of eligible retained income that can be utilized for such capital distributions.

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

As a result of the Basel III Rules, new definitions of the relevant measures for the five capital categories took effect on January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

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

Stress Testing

Stress Testing for Banks with Assets of $10 Billion to $50 Billion

FDIC and FRB regulations require certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. The rules apply to covered institutions, as defined on the preceding page.

Under the rules, each covered institution with between $10 billion and $50 billion in assets is required to conduct annual stress tests, using the institution’s financial data as of December 31st of the preceding year, to assess the potential impact of different scenarios on the consolidated earnings and capital and certain related items over a nine-quarter, forward-looking planning horizon, taking into account all relevant exposures and activities. The Community Bank and the Company are required to report the results of the stress tests to the FDIC and the FRB, respectively, on or before July 31st of each year and to subsequently publish a summary of the results between October 15th and October 31st. The rules prescribe the manner and form for such reports and, based on the information reported as well as other relevant information, the FDIC and FRB are expected to conduct an analysis of the quality of the respective covered institution’s stress test processes and the related results. The FDIC and FRB envision that feedback concerning such analysis would be provided to each covered institution through the supervisory process.

As discussed below, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) regime, additional capital stress testing requirements apply to financial institutions whose four-quarter average total consolidated assets exceed $50 billion.

Boards of directors of covered institutions are required to review and approve capital plans before submitting them to the FRB.

Stress Testing for Large Bank Holding Companies

We currently expect that the average of the Company’s total consolidated assets over the four most recent quarters will reach or exceed $50 billion in the second quarter of 2016. As a result, the Company is expected to become subject to the FRB’s stress testing regulations administered under its CCAR capital planning and supervisory process. Under this regime, in addition to reporting the results of a covered institution’s own capital stress testing, the FRB will use its own models to evaluate whether each covered institution has the capital, on a total consolidated basis, necessary to continue operating under the economic and financial market conditions of stressed macroeconomic scenarios identified by the FRB. The FRB’s analysis will include an assessment of the projected losses, net income, and pro forma capital levels, and the regulatory capital ratio, tier 1 common ratio, and other capital ratios, for the covered institution, and use such analytical techniques that the FRB determines to be appropriate to identify, measure, and monitor any risks of the covered institution that may affect the financial stability of the United States.

A covered institution’s capital adequacy will be assessed against a number of quantitative and qualitative criteria, including projected performance under the stress scenarios provided by the FRB and the covered institution’s internal scenarios.

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

Real Estate Lending Standards

The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The Guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

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

In 1993, the Community Bank received grandfathering authority from the FDIC, which it continues to use, to invest in listed stocks and/or registered shares subject to the maximum permissible investments of 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Community Bank, or in the event that the Community Bank converts its charter or undergoes a change in control.

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

Insurance of Deposit Accounts

The deposits of the Community Bank and the Commercial Bank are insured up to applicable limits by the DIF. The maximum deposit insurance provided by the FDIC per account owner is $250,000 for all types of accounts.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 2.5 to 45 basis points on the institution’s assessment base, which is calculated as total assets minus tangible equity.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that would lead to termination of the deposit insurance of either of the Banks.

Holding Company Regulation

Federal Regulation

The Company is currently subject to examination, regulation, and periodic reporting under the BHCA, as administered by the FRB.

The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In addition, before any bank acquisition can be completed, prior approval thereof may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the NYSDFS.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of financial strength policy and requires regulations to facilitate its application. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

The Company expects that new capital planning guidance issued by the FRB in December 2015 for “Large and Noncomplex Firms” will require it to expand its current capital stress testing and planning, beginning in 2018.

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

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W promulgated thereunder. Generally, Section 23A limits the extent to which the institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of, an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same as, or at least as favorable to, the institution or its subsidiaries as similar transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans by an institution to its executive officers and directors in compliance with other federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, govern loans by a savings bank or commercial bank to directors, executive officers, and principal shareholders.

Community Reinvestment Act

Federal Regulation

Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA generally does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In its most recent FDIC CRA performance evaluation, the Community Bank received overall state ratings of “satisfactory” for Ohio, Florida, Arizona, and New Jersey, as well as for the New York/New Jersey multi-state region. Furthermore, the most recent overall FDIC CRA ratings for the Community Bank and the Commercial Bank were “Satisfactory.”

New York State Regulation

The Community Bank and the Commercial Bank also are subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest CRA rating received by each of the Community Bank and the Commercial Bank under State Law was “satisfactory.”

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). Beginning January 2016, the Banks are required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $110.2 million, plus 10% on the remainder, and the first $15.2 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Community Bank and the Commercial Bank currently are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank of New York (the “FHLB-NY”). As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2015, the Community Bank held $625.9 million of FHLB-NY stock and the Commercial Bank held FHLB-NY stock of $38.1 million.

New York State Law

The Community Bank and the Commercial Bank derive their lending, investment, and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSDFS, as limited by FDIC regulations. Under these laws and regulations, banks, including the Community Bank and the Commercial Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets.

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

New York State Banking Law gives the Superintendent authority to issue an order to a New York State-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices, and to keep prescribed books and accounts. Upon a finding by the NYSDFS that any director, trustee, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee, or officer may be removed from office after notice and an opportunity to be heard. The Superintendent also has authority to appoint a conservator or a receiver for a savings or commercial bank under certain circumstances.

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the Dodd-Frank Act, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Community Bank currently maintains 46 branches in New Jersey, 27 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 112 branches in New York State.

Acquisition of the Holding Company

Federal Restrictions

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Community Bank, and the Commercial Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. Under the BHA, an existing bank holding company would be required to obtain the FRB’s approval before acquiring more than 5% of the Company’s voting stock. Please see “Holding Company Regulation” earlier in this report.

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

Consumer Protection Regulations

The activities of the Company’s banking subsidiaries, including their lending and deposit gathering activities, are subject to a variety of consumer laws and regulations designed to protect consumers. These laws and regulations mandate certain disclosure requirements, and regulate the manner in which financial institutions must deal with clients and monitor account activity when taking deposits from, making loans to, or engaging in other types of transactions with, such clients. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions, and reputational damage to the financial institution.

Applicable consumer protection laws include, but may not be limited to, the Dodd-Frank Act, Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

In addition, the Banks and their subsidiaries are subject to certain state laws and regulations designed to protect consumers.

Consumer Financial Protection Bureau

The Banks are subject to oversight by the CFPB within the Federal Reserve System. The CFPB was established under the Dodd-Frank Act to implement rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit acts and practices that are deemed to be unfair, deceptive, or abusive. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB has the authority to investigate possible violations of federal consumer financial law, hold hearings, and commence civil litigation. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB also may institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or an injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as certain of their affiliates.

Enterprise Risk Management

The Company’s and the Banks’ Boards of Directors are actively engaged in the process of overseeing our efforts to identify, measure, monitor, and mitigate risk. We maintain various internal controls to address risks that threaten our ability to achieve our goals and objectives, including with respect to safety and soundness and consumer protection. We have established an Enterprise Risk Management (“ERM”) program, which follows the FRB’s guidance on the adequacy of risk management processes and internal controls. Our risk management controls are designed to conform to the principles set forth in the 2013 Internal Control Integrated Framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Boards are responsible for the approval and oversight of the execution of the ERM Program; setting and revising the Company and the Banks’ risk appetite in conjunction with the goals and objectives set forth in the Strategic Plan; and reviewing key risk indicators against established risk warning levels and limits, including those identified in reports presented by the Chief Risk Officer.

ITEM 1A.	RISK FACTORS

There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk, which arises from movements in interest rates; (2) credit risk, which arises from an obligor’s failure to meet the terms of any contract with a bank or to otherwise perform as agreed; (3) liquidity risk, which arises from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses; (4) legal/ compliance risk, which arises from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards; (5) market risk, which arises from changes in the value of portfolios of financial instruments; (6) strategic risk, which arises from adverse business decisions or improper implementation of those decisions; (7) operational risk, which arises from problems with service or product delivery; and (8) reputational risk, which arises from negative public opinion.

Following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition, results of operations, and the value of our shares. Additional risks that are not currently known to us, or that we currently believe to be immaterial, also may have a material effect on our financial condition and results of operations. This report is qualified in its entirety by those risk factors.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the FRB. However, the yields generated by our loans and securities are typically driven by intermediate-term (e.g., five-year) interest rates, which are set by the market and generally vary from day to day. The level of our net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.

Changes in interest rates also could have an effect on loan refinancing activity which, in turn, would impact the amount of prepayment penalty income we receive on our multi-family and CRE loans, and the amount of mortgage banking income we generate as a result of originating and servicing one-to-four family loans for sale. Because prepayment penalties are recorded as interest income, the extent to which they increase or decrease during any given period could have a significant impact on the level of net interest income and net income we generate during that time.

In addition, changes in interest rates could have an effect on the slope of the yield curve. If the yield curve were to invert or become flat, our net interest income and net interest margin could contract, adversely affecting our net income and cash flows, and the value of our assets.

Our use of derivative financial instruments to mitigate exposure to the interest rate risk that stems from our mortgage banking business may not be effective, and may adversely affect our mortgage banking income, earnings, and stockholders’ equity.

We are actively engaged in the origination of one-to-four family loans for sale. In accordance with our operating policies, we may use various types of derivative financial instruments, including forward-rate agreements, options, and other derivative transactions, to mitigate or reduce our exposure to losses from adverse changes in interest rates in connection with this business. We vary the scope of these risk mitigation strategies, based on the types of assets we hold, the level and volatility of market interest rates, and other changing market conditions. However, no strategy can completely insulate us from the interest rate risks to which we are exposed, and there is no guarantee that any strategy we implement will have the desired impact. Furthermore, although derivatives are intended to limit losses, they may actually have an adverse impact on our earnings, which could reduce our capital and the cash available to us for distribution to our shareholders in the form of dividends. Our derivative financial instruments also expose us to counterparty risk, which is the risk that other parties to the instruments will not fulfill their contractual obligations.

Credit Risks

A decline in the quality of our assets could result in higher losses and the need to set aside higher loan loss provisions, thus reducing our earnings and our stockholders’ equity.

The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for non-covered loan losses and therefore reduce our earnings.

The non-covered loans we originate for investment are primarily multi-family loans and, to a lesser extent, CRE loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than the one-to-four family mortgage loans we produce for investment and for sale. Our credit risk would ordinarily be expected to increase with the growth of these loan portfolios.

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

Although losses on the non-covered loans we produce have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this will be our experience in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing losses, but also could necessitate our recording a provision for losses on non-covered loans. Either of these events would have an adverse impact on our net income.

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

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, extreme weather, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents due to such factors, or for other reasons, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income.

Furthermore, economic or market turmoil could occur in the near- or long-term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the level of cash dividends we currently pay to our shareholders.

If our covered loan portfolio experiences greater losses than we expected at the time of acquisition, or experiences losses following the expiration of the FDIC loss sharing agreements to which it is subject, or if those agreements are not properly managed, our financial condition and results of operations could be adversely affected.

The credit risk associated with the one-to-four family loans and other loans we acquired in our AmTrust and Desert Hills acquisitions is largely mitigated by our loss sharing agreements with the FDIC. Nonetheless, these assets are not without risk. Although the loans and other real estate owned we acquired were initially accounted for at fair value, there is no assurance that they will not become impaired, which could require us to charge off such assets and, in doing so, recognize losses. Fluctuations in national, regional, and local economic conditions may increase the level of charge-offs on the loans we acquired in these transactions, and would therefore have an adverse impact on our net income. Such fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our results of operations and financial condition, even if other favorable events occur.

In addition, although our loss sharing agreements call for the FDIC to bear a significant portion of any losses related to the acquired loan portfolios, we are not protected from all losses resulting from charge-offs with respect to the acquired loans.

Furthermore, our FDIC loss sharing agreements are limited in their duration: The agreements pertaining to the covered loans we acquired in connection with our AmTrust and Desert Hills acquisitions are scheduled to expire in December 2019 and March 2020, respectively.

Our allowance for losses on non-covered loans might not be sufficient to cover our actual losses, which would adversely impact our financial condition and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to mitigate such risk through the establishment of an allowance for losses on non-covered loans. The process of determining whether or not this allowance is sufficient to cover potential non-covered loan losses is based on the methodology described in detail under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and additional non-covered loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, growth in our portfolio of non-covered loans held for investment may require us to increase the allowance for losses on such loans by making additional provisions, which would reduce our net income. Furthermore, bank regulators have the authority to require us to make provisions for non-covered loan losses or otherwise recognize loan charge-offs following their periodic review of our held-for-investment loan portfolio, our underwriting procedures, and our allowance for losses on such loans. Any increase in the non-covered loan loss allowance or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Liquidity Risks

Failure to maintain an adequate level of liquidity could result in an inability to fulfill our financial obligations and also could subject us to material reputational and compliance risk.

“Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate loans, to repay our wholesale borrowings and other liabilities, and to satisfy the withdrawal of deposits by our customers.

Our primary sources of liquidity are the retail and institutional deposits we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB and various Wall Street brokerage firms; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time to generate additional liquidity.

Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of the two. The replacement of deposit funding with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets could have the same effect.

In addition, large-scale withdrawals of brokered or institutional deposits could require us to pay significantly higher interest rates on our retail deposits or on other wholesale funding sources, which would have an adverse impact on our net interest income and net income. Furthermore, changes to the FHLB’s underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and therefore could have a significant adverse impact on our liquidity. A decline in available funding could adversely impact our ability to originate loans, invest in securities, and meet our expenses, or to fulfill such obligations as repaying our borrowings or meeting deposit withdrawal demands.

A downgrade of the credit ratings of the Company and the Banks could also adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or to purchase our securities. This could affect our growth, profitability, and financial condition, including our liquidity.

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

We are subject to the comprehensive, consolidated supervision and regulation set forth by the FRB. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Depending on general economic conditions, changes in our capital position could have a materially adverse impact on our financial condition and risk profile, and also could limit our ability to grow through acquisitions or otherwise. Compliance with regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or expand.

Furthermore, it is possible that future regulatory changes could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain and changes in the way capital or liquidity is measured for regulatory purposes, either of which could adversely affect our business and our ability to expand. For example, federal banking regulations adopted under Basel III standards require bank holding companies and banks to undertake significant activities to demonstrate compliance with higher capital requirements. Any additional requirements to increase our capital ratios or liquidity could necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. In addition, such requirements could also compel us to issue additional securities, thus diluting the value of our common stock.

In addition, failure to meet established capital requirements could result in the FRB placing limitations or conditions on our activities and further restricting the commencement of new activities. The failure to meet applicable capital guidelines could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.

The Company expects that new capital planning guidance issued by the FRB in December 2015 for “Large and Noncomplex Firms” will require us to expand our current capital stress testing and planning, beginning in 2018.

Inability to fulfill minimum liquidity requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

On September 3, 2014, the FRB and other banking regulators adopted final rules implementing a U.S. version of the Basel Committee’s Liquidity Coverage Ratio (the “LCR”) requirement. The LCR requirement, including the modified version applicable to bank holding companies with $50 billion or more in total consolidated assets that have not opted to use the “advanced approaches” risk-based capital rule, requires a banking organization to maintain an amount of unencumbered “high-quality liquid assets” (“HQLAs”) to be at least equal to the amount of its total projected net cash outflows over a hypothetical 30-day stress period. Under the rule, only specific classes of assets qualify as HQLAs (the numerator of the LCR), with riskier classes of assets subject to haircuts and caps.

The total net cash outflow amount (the denominator of the LCR) is determined under the rule by applying outflow and inflow rates that reflect certain standardized assumptions against the balance of the banking organization’s funding sources, obligations, transactions, and assets over the hypothetical 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold HQLAs equal to 25% of outflows even if outflows perfectly match inflows over the stress period).

Based on our expectation of exceeding the threshold for a Systemically Important Financial Institution (“SIFI”) in the second quarter of 2016, we will have to comply with the requirements of the modified LCR beginning on the first day of the first quarter after which we exceed that threshold, or July 1, 2016. The modified LCR is a minimum requirement, and the FRB can impose additional liquidity requirements as a supervisory matter. On November 20, 2015, the FRB issued a proposed rule that would provide companies that become subject to the modified LCR rule after the rule’s effective date a full year to comply with the rule, i.e., July 1, 2017.

We expect to be subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies when the average of our total consolidated assets over four consecutive quarters passes the current SIFI threshold in the second quarter of 2016.

Pursuant to the current requirements of the Dodd-Frank Act, a bank holding company whose total consolidated assets average more than $50 billion over the four most recent quarters is determined to be a SIFI, and therefore is subject to stricter prudential standards primarily including (in addition to capital and liquidity requirements) risk-management requirements, dividend limits, and early remediation regimes.

Our results of operations could be materially affected by further changes in bank regulation, or by our ability to comply with certain existing laws, rules, and regulations governing our industry.

We are subject to regulation, supervision, and examination by the following entities: (1) the NYSDFS, the chartering authority for both the Community Bank and the Commercial Bank; (2) the FDIC, as the insurer of the Banks’ deposits; (3) the FRB-NY, in accordance with objectives and standards of the U.S. Federal Reserve System; and (4) the CFPB, which was established in 2011 under the Dodd-Frank Act and given broad authority to regulate financial service providers and financial products.

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the DIF, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary banks and other affiliates, and our operations. In addition, failure of the Company or the Banks to comply with such regulations could have a material adverse effect on our earnings and capital.

Please see “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulation to which the Company and the Banks are subject.

Furthermore, Congress continues to discuss plans to dramatically transform the role of the government in the U.S. housing finance market, including by winding down Fannie Mae and Freddie Mac (which currently are well into their eighth year of government conservatorship), and by reducing other sources of government support to such markets. It is possible that legislation could be proposed that would result in a significant reduction or elimination of the GSEs’ role as a backstop for the nation’s primary and secondary housing finance markets, thus shifting this responsibility to the private sector. Due to the significant influence of Fannie Mae and Freddie Mac in the primary and secondary housing finance markets, some of the proposed legislative changes, if adopted, could have broad adverse implications for the mortgage banking market and significant implications for our business, including by necessitating the identification of alternative secondary markets into which to sell the one-to-four family loans we produce.

Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, based upon the size, scope, and complexity of the Company.

As a financial institution, we are subject to a number of risks, including credit, interest rate, liquidity, legal/compliance, market, strategic, operational, and reputational. Our ERM framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

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

Although we take steps to reduce our exposure to the risks that stem from adverse changes in economic conditions, such changes nevertheless could adversely impact the value of the loans we originate, the securities we invest in, and our portfolios of covered and non-covered loans.

Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from high unemployment or other adverse economic conditions, could negatively affect our borrowers and, in turn, the repayment of the loans in our portfolio. Deterioration in economic conditions also could subject us and our industry to increased regulatory scrutiny, and could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowances; this, in turn, could necessitate an increase in our provisions for loan losses, which would reduce our earnings and capital. Furthermore, declines in the value of our investment securities could result in our having to record losses based on the other-than-temporary impairment of securities, which would reduce our earnings and also could reduce our capital. In addition, continued economic weakness could reduce the demand for our products and services, which would adversely impact our liquidity and the revenues we produce.

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

Strategic Risks

Extensive competition for loans and deposits could adversely affect our ability to expand our business, as well as our financial condition and results of operations.

We face significant competition for loans and deposits from other banks and financial institutions, both within and beyond our local markets. We also compete with companies that solicit loans and deposits over the Internet.

Because our profitability stems from our ability to attract deposits and originate loans, our continued ability to compete for depositors and borrowers is critical to our success. Our success as a competitor depends on a number of factors, including our ability to develop, maintain, and build long-term relationships with our customers by providing them with convenience, in the form of multiple branch locations, extended hours of service, and access through alternative delivery channels; a broad and diverse selection of products and services; interest rates and service fees that compare favorably with those of our competitors; and skilled and knowledgeable personnel to assist our customers by addressing their financial needs. External factors that may impact our ability to compete include, among others, the entry of new lenders and depository institutions in our current markets and, with regard to lending, an increased focus on multi-family and CRE lending by existing competitors.

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

Although we also originate ADC, one-to-four family, and C&I loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix. Our position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. Nonetheless, if we were instructed to limit or reduce our concentration of multi-family and CRE loans by our regulators, the impact on our net interest income and net income could be materially adverse.

The inability to complete the Astoria Financial merger, to engage in other merger transactions, or to realize the anticipated benefits of our acquisitions, could adversely affect our ability to compete with other financial institutions and weaken our financial performance.

Mergers and acquisitions have contributed significantly to our growth and remain a key component of our business model. In addition to our proposed merger with Astoria Financial, it is possible that we will look to acquire other financial institutions, financial service providers, or branches of banks in the future.

Our ability to complete the proposed mergers with Astoria Financial and Astoria Bank (together, the “Astoria Mergers”) depends on our receipt of the necessary regulatory approvals, as well as approval of the transaction by our shareholders and theirs. Our ability to engage in future mergers and acquisitions would depend on our ability to identify suitable merger partners and acquisition opportunities and on our ability to finance and complete negotiated transactions at acceptable prices and on acceptable terms.

If we are unable to complete or engage in desired acquisition or merger transactions, our financial condition and results of operations could be adversely impacted. As acquisitions have been a significant source of deposits, the inability to complete a business combination could require that we increase the interest rates we pay on deposits in order to attract such funding through our current branch network, or that we increase our use of wholesale funds. Increasing our cost of funds could adversely impact our net interest income and our net income. Furthermore, the absence of acquisitions could impact our ability to fulfill our loan demand.

Mergers and acquisitions involve a number of risks and challenges, including:

•	Our ability to successfully integrate the branches and operations we acquire, and to adopt appropriate internal controls and regulatory functions relating to such activities;

•	Our ability to limit the outflow of deposits held by customers in acquired branches, and to successfully retain and manage any loans we acquire;

•	Our ability to attract new deposits, and to generate new interest-earning assets, in geographic areas we have not previously served;

•	Our success in deploying any cash received in a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	Our ability to control the incremental non-interest expense from acquired operations;

•	Our ability to retain and attract the appropriate personnel to staff acquired branches and conduct any acquired operations;

•	Our ability to generate acceptable levels of net interest income and non-interest income, including fee income, from acquired operations;

•	The diversion of management’s attention from existing operations;

•	Our ability to address an increase in working capital requirements; and

•	Limitations on our ability to successfully reposition the post-merger balance sheet when deemed appropriate.

In addition, mergers and acquisitions can lead to uncertainties about the future on the part of customers and employees. Such uncertainties could cause customers and others to consider changing their existing business relationships with the company to be acquired, and could cause its employees to accept positions with other companies before the merger occurs. As a result, the ability of a company to attract and retain customers, and to attract, retain, and motivate key personnel, prior to a merger’s completion could be impaired.

Furthermore, no assurance can be given that acquired operations would not adversely affect our existing profitability; that we would be able to achieve results in the future similar to those achieved by our existing banking business; that we would be able to compete effectively in the market areas served by acquired branches; or that we would be able to manage any growth resulting from a transaction effectively. In particular, our ability to compete effectively in new markets would be dependent on our ability to understand those markets and their competitive dynamics, and our ability to retain certain key employees from the acquired institution who know those markets better than we do.

If our goodwill were determined to be impaired, it would result in a charge against earnings and thus a reduction in our stockholders’ equity.

We test goodwill for impairment on an annual basis, or more frequently, if necessary. This process involves obtaining quoted market prices in active markets, when available, as the best evidence of fair value. Other acceptable valuation methods include present-value measurements based on multiples of earnings or revenues, discounted cash flows, or similar performance measures. If we were to determine that the carrying amount of our goodwill exceeded its implied fair value, we would be required to write down the value of the goodwill on our balance sheet, adversely affecting our earnings as well as our capital.

The inability to receive dividends from our subsidiary banks could have a material adverse effect on our financial condition or results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our shareholders.

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

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. In addition, as a SIFI institution, the Company will be subject to regulations under the Dodd-Frank Act that limit the amount of capital that can be distributed by the Company from time to time. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

Operational Risks

Our stress testing processes rely on analytical and forecasting models that may prove to be inadequate or inaccurate, which could adversely affect the effectiveness of our strategic planning and our ability to pursue certain corporate goals.

In accordance with the Dodd-Frank Act, banking organizations with $10 billion to $50 billion in assets currently are required to perform annual capital stress tests and to report the results of such tests. The results of our capital stress tests and the application of certain capital rules may result in constraints being placed on our capital distributions or require that we increase our regulatory capital under certain circumstances.

In addition, the processes we use to estimate the effects of changing interest rates, real estate values, and economic indicators such as unemployment on our financial condition and results of operations depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Furthermore, even if our assumptions are accurate predictors of future performance, the models they are based on may prove to be inadequate or inaccurate because of other flaws in their design or implementation. If the models we use in the process of managing our interest rate and other risks prove to be inadequate or inaccurate, we could incur increased or unexpected losses which, in turn, could adversely affect our earnings and capital. Additionally, failure by the Company to maintain compliance with strict capital, liquidity, and other stress test requirements under banking regulations could subject us to regulatory sanctions, including limitations on our ability to pay dividends.

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

Communication and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have an impact on information security.

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

The Company and the Banks rely on third parties to perform certain key business functions, which may expose us to further operational risk.

We outsource certain key aspects of our data processing to certain third-party providers. While we have selected these third-party providers carefully, we cannot control their actions. Our ability to deliver products and services to our customers, to adequately process and account for our customers’ transactions, or otherwise conduct our business could be adversely impacted by any disruption in the services provided by these third parties; their failure to handle current or higher volumes of usage; or any difficulties we may encounter in communicating with them. Replacing these third-party providers also could entail significant delay and expense.

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

In addition, the Company may not be adequately insured against all types of losses resulting from third-party failures, and our insurance coverage may be inadequate to cover all losses resulting from systems failures or other disruptions to our banking services.

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

The amount of income taxes we are required to pay on our earnings is based on federal, state, and local legislation and regulations. We provide for current and deferred taxes in our financial statements, based on our results of operations, business activity, legal structure, interpretation of tax statutes, assessment of risk of adjustment upon audit, and application of financial accounting standards. We may take tax return filing positions for which the final determination of tax is uncertain, and our net income and earnings per share could be reduced if a federal, state, or local authority were to assess additional taxes that have not been provided for in our consolidated financial statements. In addition, there can be no assurance that we will achieve our anticipated effective tax rate. Unanticipated changes in tax laws or related regulatory or judicial guidance, or an audit assessment that denies previously recognized tax benefits, could result in our recording tax expenses that materially reduce our net income.

The inability to attract and retain key personnel could adversely impact our financial condition and results of operations.

To a large degree, our success depends on our ability to attract and retain key personnel whose expertise, knowledge of our markets, and years of industry experience would make them difficult to replace. Competition for skilled leaders in our industry can be intense, and we may not be able to hire or retain the people we would like to have working for us. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business, given the specialized knowledge of such personnel and the difficulty of finding qualified replacements on a timely basis. Furthermore, our ability to attract and retain personnel with the skills and knowledge to support our business may require that we offer additional compensation and benefits that would reduce our earnings.

Many aspects of our operations are dependent upon the soundness of other financial intermediaries, and thus could expose us to systemic risk.

The soundness of many financial institutions may be closely interrelated as a result of relationships between them involving credit, trading, execution of transactions, and the like. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. As such “systemic risk” may adversely affect the financial intermediaries with which we interact on a daily basis (such as clearing agencies, clearing houses, banks, and securities firms and exchanges), we could be adversely impacted as well.

Reputational Risk

Damage to our reputation could significantly harm the businesses we engage in, as well as our competitive position and prospects for growth.

Our ability to attract and retain investors, customers, clients, and employees could be adversely affected by damage to our reputation resulting from various sources, including employee misconduct, litigation, or regulatory outcomes; failure to deliver minimum standards of service and quality; compliance failures; unethical behavior; unintended disclosure of confidential information; and the activities of our clients, customers, and/or counterparties. Actions by the financial services industry in general, or by certain entities or individuals within it, also could have a significantly adverse impact on our reputation.

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

Although we own certain of our branch offices, as well as our headquarters on Long Island and certain other back-office buildings in New York, Ohio, and Florida, the majority of our facilities are leased under various lease and license agreements that expire at various times. (Please see Note 10, “Commitments and Contingencies: Lease Commitments” in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

Following the announcement on October 29, 2015 of the execution of the Company’s merger agreement with Astoria Financial, six lawsuits challenging the proposed transaction were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) Firemen’s Ret. Sys. of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015 (collectively, the “New York Actions”). On January 15, 2016, the

court consolidated the New York Actions under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015. In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016) (the “Delaware Action”).

Each of the lawsuits challenging the proposed transaction is a putative class action filed on behalf of the stockholders of Astoria Financial and names as defendants Astoria Financial, its directors, and the Company. The various complaints allege that the directors of Astoria Financial breached their fiduciary duties in connection with their approval of the merger agreement by, among other things: agreeing to an allegedly unfair price for Astoria Financial; approving the transaction notwithstanding alleged conflicts of interest; agreeing to deal protection devices that plaintiffs allege are unreasonable; and by failing to disclose certain facts about the process that led to the merger and financial analyses performed by Astoria Financial’s financial advisors. The complaints also allege that the Company aided and abetted those alleged fiduciary breaches. The actions seek, among other things, an order enjoining completion of the proposed merger. Other potential plaintiffs may also file additional lawsuits challenging the proposed transaction.

The outcome of the pending and any additional future litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to the Company and Astoria Financial, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the merger is that no order, injunction, or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected time frame. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company believes that the factual allegations in the lawsuits are without merit and intends to defend vigorously against these allegations.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2015, the number of outstanding shares was 484,943,308 and the number of registered owners was approximately 12,500. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2015 and 2014:

		Market Price
	Dividends Declared per Common Share	High	Low	Close
2015
1st Quarter	$0.25	$16.99	$15.07	$16.73
2nd Quarter	0.25	18.72	16.53	18.38
3rd Quarter	0.25	19.11	14.26	18.06
4th Quarter	0.25	19.18	15.40	16.32

2014
1st Quarter	$0.25	$17.35	$15.25	$16.07
2nd Quarter	0.25	16.30	13.77	15.98
3rd Quarter	0.25	16.58	15.35	15.87
4th Quarter	0.25	16.39	14.62	16.00

Please see the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On July 2, 2015, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2015 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the SNL U.S. Bank and Thrift Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the SNL U.S. Bank and Thrift Index currently is comprised of 425 banks and thrift institutions, including the Company. SNL Financial provided us with the data for both indices.

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2010 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2010

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2015

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015

New York Community Bancorp, Inc.	$100.00	$70.17	$80.20	$110.55	$111.94	$121.14

S&P Mid-Cap 400 Index	$100.00	$98.27	$115.84	$154.60	$169.66	$165.96

SNL U.S. Bank and Thrift Index	$100.00	$77.76	$104.42	$142.97	$159.60	$162.83

Share Repurchases

Shares Repurchased Pursuant to the Company’s Stock-Based Incentive Plans

Participants in the Company’s stock-based incentive plans may have shares of common stock withheld to fulfill the income tax obligations that arise in connection with their exercise of stock options and the vesting of their stock awards. Shares that are withheld for this purpose are repurchased pursuant to the terms of the applicable stock-based incentive plan, rather than pursuant to the share repurchase program authorized by the Board of Directors described below.

During the twelve months ended December 31, 2015, the Company allocated $7.0 million toward the repurchase of shares of its common stock, including $22,000 in the fourth quarter, as indicated in the following table:

(dollars in thousands, except per share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2015	423,129	$15.52	$6,566
Second Quarter 2015	6,566	17.56	115
Third Quarter 2015	17,342	18.26	317
Fourth Quarter 2015:
October	1,186	18.29	22
November	—	—	—
December	—	—	—

Total Fourth Quarter 2015	1,186	18.29	22

2015 Total	448,223	$15.66	$7,020

In connection with the follow-on common stock offering announced on October 29, 2015, no shares were permitted to be repurchased subsequent to that date for a period of 90 days.

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at December 31, 2015. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2015	2014	2013	2012	2011
EARNINGS SUMMARY:
Net interest income (1)	$408,075	$1,140,353	$1,166,616	$1,160,021	$1,200,421
(Recovery of) provision for losses on non-covered loans	(3,334)	—	18,000	45,000	79,000
(Recovery of) provision for losses on covered loans	(11,670)	(18,587)	12,758	17,988	21,420
Non-interest income	210,763	201,593	218,830	297,353	235,325
Non-interest expense:
Operating expenses (2)	615,600	579,170	591,778	593,833	574,683
Amortization of core deposit intangibles	5,344	8,297	15,784	19,644	26,066
Debt repositioning charge	141,209	—	—	—	—
Merger-related expenses	3,702	—	—	—	—
Income tax (benefit) expense	(84,857)	287,669	271,579	279,803	254,540
Net (loss) income (3)	(47,156)	485,397	475,547	501,106	480,037
Basic (loss) earnings per share (3)	$(0.11)	$1.09	$1.08	$1.13	$1.09
Diluted (loss) earnings per share (3)	(0.11)	1.09	1.08	1.13	1.09
Dividends paid per common share	1.00	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets(3)	(0.10)%	1.01%	1.07%	1.18%	1.17%
Return on average stockholders’ equity(3)	(0.81)	8.41	8.46	9.06	8.73
Average stockholders’ equity to average assets	11.90	12.01	12.66	13.02	13.38
Operating expenses to average assets(2)	1.26	1.21	1.33	1.40	1.40
Efficiency ratio (1) (2)	99.48	43.16	42.71	40.75	40.03
Interest rate spread (1)	0.69	2.57	2.90	3.11	3.37
Net interest margin (1)	0.94	2.67	3.01	3.21	3.46
Dividend payout ratio	—	91.74	92.59	88.50	91.74
BALANCE SHEET SUMMARY:
Total assets	$50,317,796	$48,559,217	$46,688,287	$44,145,100	$42,024,302
Loans, net of allowances for loan losses	38,011,995	35,647,639	32,727,507	31,580,636	30,152,154
Allowance for losses on non-covered loans	147,124	139,857	141,946	140,948	137,290
Allowance for losses on covered loans	31,395	45,481	64,069	51,311	33,323
Securities	6,173,645	7,096,450	7,951,020	4,913,528	4,540,516
Deposits	28,426,758	28,328,734	25,660,992	24,877,521	22,325,654
Borrowed funds	15,748,405	14,226,487	15,105,002	13,430,191	13,960,413
Stockholders’ equity	5,934,696	5,781,815	5,735,662	5,656,264	5,565,704
Common shares outstanding	484,943,308	442,587,190	440,809,365	439,050,966	437,344,796
Book value per share	$12.24	$13.06	$13.01	$12.88	$12.73
Stockholders’ equity to total assets	11.79%	11.91%	12.29%	12.81%	13.24%
ASSET QUALITY RATIOS (excluding covered assets):
Non-performing non-covered loans to total non-covered loans	0.13%	0.23%	0.35%	0.96%	1.28%
Non-performing non-covered assets to total non-covered assets	0.13	0.30	0.40	0.71	1.07
Allowance for losses on non-covered loans to non-performing non-covered loans	310.08	181.75	137.10	53.93	42.14
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.42	0.48	0.52	0.54
Net (recoveries) charge-offs to average loans (4)	(0.02)	0.01	0.05	0.13	0.35
ASSET QUALITY RATIOS (including covered assets):
Total non-performing loans to total loans	0.49%	0.66%	0.97%	1.88%	2.30%
Total non-performing assets to total assets	0.45	0.68	0.91	1.47	1.97
Allowances for loan losses to total non-performing loans	96.51	78.92	65.40	33.50	25.34
Allowances for loan losses to total loans	0.47	0.52	0.63	0.63	0.58

(1)	The 2015 amount reflects the impact of a $773.8 million debt repositioning charge recorded in interest expense in the fourth quarter of the year.
(2)	The 2015 amount includes state and local non-income taxes of $5.4 million resulting from the debt repositioning charge.
(3)	The 2015 amount reflects the $546.8 million after-tax impact of the debt repositioning charge recorded in interest expense and non-interest expense, combined.
(4)	Average loans include covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 227 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona, and New York Commercial Bank, with 30 branches in Metro New York. With assets of $50.3 billion at December 31, 2015—including loans of $38.2 billion—we rank among the 25 largest U.S. bank holding companies.

Chartered in the State of New York, the Community Bank and the Commercial Bank are subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), the Consumer Financial Protection Bureau, and the New York State Department of Financial Services (the “NYSDFS”). In addition, the holding company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the U.S. Securities and Exchange Commission (the “SEC”), and to the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB.”

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

The actions we took in 2015 were indicative of this model and designed to fulfill the mission cited above. Described below are the most notable actions we took during the year.

We Managed our Asset Growth

Consistent with our objective of remaining below the current threshold for a Systemically Important Financial Institution (“SIFI”) until the second quarter of 2016, we managed the growth of our assets during the twelve months ended December 31, 2015.

A financial institution is designated “systemically important” when the average of its total consolidated assets over the four most recent quarters exceeds $50 billion. In the third quarter of 2014, we embarked upon a strategy to fulfill our objective of remaining below that threshold while, at the same time, producing a record volume of held-for-investment loans. We achieved this goal in 2015 by selling participations in certain of the multi-family and CRE loans we originated and, to a lesser extent, by reducing our portfolio of securities. Reflecting these actions, our total consolidated assets averaged $49.1 billion in the twelve months ended December 31, 2015. While our assets totaled $50.3 billion at the end of December, we do not expect to cross the SIFI threshold until the second quarter of 2016.

We Produced a Record Volume of Held-for-Investment Loans

In 2015, we produced $12.7 billion of loans held-for-investment, establishing a new record for the second consecutive year. Multi-family loans represented $9.2 billion of the year’s total volume, an indication of our emphasis on this particular lending niche.

Reflecting the volume of loans we produced, the year-end balance of loans held for investment was $35.8 billion, exceeding the year-earlier balance by $2.7 billion, or 8.3%. Multi-family loans accounted for $26.0 billion of the year-end 2015 balance, reflecting a $2.1 billion, or 9.0%, increase from the year-earlier amount.

To offset the impact on the growth of our assets, we continued to reduce the balance of certain interest-earning assets, including through the sale of participations in certain multi-family and commercial real estate (“CRE”) loans. In the twelve months ended December 31, 2015, we sold $1.2 billion of multi-family loans through participations and $632.7 million of CRE loans in much the same way. The sales enabled us to maintain the four-quarter average of our assets below $50 billion, and also generated net gains of $26.1 million over the course of the year.

Asset growth was further constrained by the year-over-year reduction in our securities portfolio. Securities declined $922.8 million to $6.2 billion at the end of December, largely reflecting a combination of repayments and calls.

We Extended our Exceptional Asset Quality

In the twelve months ended December 31, 2015, non-performing non-covered assets declined $78.0 million, or 56.2%, to $60.9 million, the lowest level we have recorded since the second quarter of 2008. In addition to a $30.1 million decline in non-performing non-covered loans to $46.8 million, the reduction reflects a $47.9 million decline in other real estate owned (“OREO”) to $14.1 million. The latter reduction was primarily due to the sale of two multi-family properties that resulted in net gains of $12.4 million, combined.

We Relaunched our Growth-through-Acquisition Strategy

In the fourth quarter of 2015, we took a series of actions designed to increase our earnings and capital, while maintaining our asset quality and efficiency. On October 29, 2015, we announced the following actions and events:

We announced the signing of a definitive merger agreement with Astoria Financial Corporation (“Astoria Financial”), a neighboring institution with $15.1 billion of assets and 88 branches as of December 31, 2015. Pending receipt of the necessary shareholder and regulatory approvals, and as of the date of this filing, the merger is currently expected to close by the fourth quarter of 2016.

In connection with the merger, which is expected to boost our deposits by approximately $9.1 billion upon closing, we also announced plans to reposition a significant portion of our wholesale borrowings. From the date this action was announced through the end of December, we prepaid $10.4 billion of wholesale borrowings with an average cost of 3.16% and replaced them with a like amount of wholesale borrowings with an average cost of 1.58%. While the prepayment resulted in a non-routine after-tax debt repositioning charge of $546.8 million in 2015, the reduction in the average cost of funds is expected to result in an annual after-tax benefit to earnings of approximately $100 million beginning in 2016. In addition, the majority of the wholesale borrowings we prepaid had callable features; the borrowings with which they were replaced featured fixed maturities.

To offset the impact on capital of the charge we recorded in the fourth quarter, we offered 40,625,000 shares of our common stock in a follow-on offering. The sale of these shares produced proceeds of $630.5 million, exceeding the after-tax debt repositioning charge by $83.7 million.

The last of the actions we announced was also consistent with our focus on maintaining our capital strength. In anticipation of growing our assets and becoming subject to the capital requirements for a SIFI, we decided to reallocate a portion of our earnings toward the maintenance and growth of our capital by reducing our quarterly cash dividend to $0.17 per share per quarter, beginning with the dividend to be declared and paid in the first quarter of 2016.

Reflecting the actions described above, we believe that 2015 will prove to have been a pivotal year in our evolution, setting the stage for earnings, franchise, and capital growth in the current year.

External Factors

The following is a discussion of certain external factors that tend to influence our financial performance and the strategic actions we take.

Interest Rates

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest.

As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family loans and CRE credits generally are based on the five-year Constant Maturity Treasury Rate (the “five-year CMT”). The following table summarizes the high, low, and average five- and ten-year Constant Maturity Treasury rates in 2015 and 2014:

	Constant Maturity Treasury Rates
	Five-Year		Ten-Year
	2015	2014	2015	2014
High	1.81%	1.85%	2.50%	3.01%
Low	1.18	1.37	1.68	2.07
Average	1.53	1.64	2.14	2.54

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, directly affecting new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In 2015, we originated $4.7 billion of one-to-four family mortgage loans for sale through our mortgage banking operation, exceeding the year-earlier volume by $1.5 billion.

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loans than on our production of one-to-four family mortgage loans. Because the multi-family and CRE loans we produce generate prepayment penalty income when they repay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In 2015, prepayment penalty income from loans contributed $97.3 million to interest income; in the prior year, the contribution was $86.8 million.

Economic Indicators

While we attribute our asset quality to the nature of the loans we produce and our conservative underwriting standards, the quality of our assets can also be impacted by economic conditions in our local markets and throughout the United States. The information that follows consists of recent economic data that we consider to be germane to our performance and the markets we serve.

The following table presents the downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	December
	2015	2014
Unemployment rate:
United States	4.8%	5.4%
New York City	5.0	6.2
Arizona	5.5	6.3
Florida	4.7	5.4
New Jersey	4.4	5.8
New York	4.7	5.6
Ohio	4.6	4.7

Yet another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended December
	2015	2014
Change in prices:	0.7%	0.8%

Economic activity also is indicated by the Consumer Confidence Index®, which moved up to 96.3 in December 2015 from 93.1 in December 2014. An index level of 90 or more is considered indicative of a strong economy.

The level of our mortgage lending activity also is impacted by new home sales. According to estimates set forth in a U.S. Department of Commerce report issued on January 27, 2016, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 544,000 in December 2015, 9.9% higher than the rate reported for December 2014.

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case Shiller Home Price Index is another important economic indicator for the Company. According to this Index, home prices rose 5.4% across the U.S. in the twelve months ended December 31, 2015 as compared to 4.6% in the twelve months ended December 31, 2014.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 70.4% of our multi-family loans and 72.4% of our CRE loans are secured by properties in New York City, with Manhattan accounting for 30.6% and 53.0% of our multi-family and CRE loans, respectively. As reflected in the following table, rental vacancy rates increased year-over-year in this market, and the office vacancy rate in Manhattan increased, albeit more modestly.

	For the Three Months Ended December 31,
	2015	2014
Residential rental vacancy rate in New York	5.0%	4.7%
Manhattan office vacancy rate	9.6	9.5

Recent Events

Dividend Declaration

On January 26, 2016, the Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on February 19, 2016 to shareholders of record at the close of business on February 8, 2016.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses; the valuation of mortgage servicing rights (“MSRs”); the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance, if any, for deferred tax assets.

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

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2015 and 2014 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on management’s evaluation of incurred losses in the portfolio in accordance with U.S. generally accepted accounting principles (“GAAP”), and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and/or events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We apply this classification as necessary to non-covered loans individually evaluated for impairment in our portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans to certain borrowers who have experienced financial difficulty and for which the terms have been modified, resulting in a concession, are considered troubled debt restructurings (“TDRs”) and are classified as impaired.

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

We also follow a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each major loan category. We also take into account an estimated historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment. During 2015, this methodology was enhanced by estimating the loss emergence period using a more granular segmentation approach.

The allocation methodology consists of the following components: First, we determine an allowance for loan losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. Lastly, we allocate an allowance for loan losses based on qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management, which include, but are not limited to:

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

In the first quarter of 2015, we changed the historical loss period we use to determine the allowance for loan losses on non-covered loans from a rolling 16-quarter look-back period to a rolling 24-quarter look-back period, as we believe this produces a more appropriate reflection of our historical loss experience. This change has not had a significant effect on the current allowance for losses on non-covered loans, nor is it expected to do so for the foreseeable future.

The process of establishing the allowance for losses on non-covered loans also involves:

•	Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors;

•	Regular meetings of executive management with the pertinent Board committee, during which observable trends in the local economy and/or the real estate market are discussed;

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

Allowance for Losses on Covered Loans

We have elected to account for the loans acquired in our acquisitions of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) (our “covered loans”) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we maintain the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, we periodically perform an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, during the loss share recovery period, if there is a decrease in expected cash flows due to an increase in estimated credit losses as compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. During the loss share recovery period, a related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the applicable loss sharing agreement percentage.

Please see Note 6, “Allowances for Loan Losses” for a further discussion of our allowance for losses on covered loans, as well as additional information about our allowance for losses on non-covered loans.

Mortgage Servicing Rights

We recognize the rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights,” or “MSRs.” MSRs are generally recognized when loans are sold whole or in part (i.e., as a “participation”), and the servicing is retained by us. Both of the Company’s two classes of MSRs, residential and participation, are initially recorded at fair value. While residential MSRs continue to be carried at fair value, participation MSRs are subsequently amortized and carried at the lower of their fair value or amortized amount on a quarterly basis. The amortization is recorded in proportion to, and over the period of, estimated net servicing income.

We base the fair value of our MSRs on a valuation performed by a third-party valuation specialist. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of residential MSRs are reported in “Mortgage banking income” and changes in the value of participation MSRs are reported in “Other income” in the period during which such changes occur.

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

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. We performed our annual goodwill impairment test as of December 31, 2015 and found no indication of goodwill impairment at that date.

In addition to being test annually, goodwill would be tested in less than one year’s time if there were a “triggering event.” During the year ended December 31, 2015, no triggering events were identified.

The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company did not elect to perform a qualitative assessment if its goodwill in 2015. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting segment for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the method for determining the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting segment, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting segment were being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting segment, there is no impairment. If the carrying amount of goodwill assigned to a reporting segment exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting segment, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. The most significant changes affecting the Company are summarized below:

•

New York State income tax is now determined by measuring the apportioned income of the combined group of all domestic affiliates of a New York taxpayer that participate in a unitary business relationship, rather than by applying differing rules based on the tax status of each affiliate.

•

Taxable income is apportioned to New York State based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are no longer relevant to the determination of income apportioned to New York State.

•	The statutory tax rate was reduced from 7.1% to 6.5%.

•

An alternative tax of 0.15% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over six years.

•	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces the income taxable to New York State.

In April 2015, new legislation was enacted that changed the tax laws of New York City that are applicable to the Company in a manner similar to the changes that were made to the New York State laws described above. However, the New York City laws differ from the New York State laws in certain ways, including by:

•	Retaining an alternative tax on capital and increasing the cap on such tax to $10 million for a tax year;

•

Measuring the apportionment of income to New York City by a weighted average of the measured New York City receipts (primarily based on customer location), payroll, and property. However, the payroll and property factors are being phased out over three years, at which time the apportionment rules will be identical to those for New York State;

•	For financial institutions with total assets below $100 billion, the New York City statutory tax rate drops from 9% to 8.85%; and

•

Tax relief is provided for net income earned on residential portfolio loans that are secured by rent-regulated units or situated in low-income communities in New York City. This benefit is phased out for financial institutions with total assets between $100 billion and $150 billion.

While most of the provisions of these laws were effective for fiscal years beginning in 2015, the New York State statutory tax rate will not be reduced until 2016. It is expected that the net impact of these laws will result in a modest reduction in our current income tax expense. The amount of the impact on our future tax expense will be affected by any changes in our operations, structure, or profitability.

FINANCIAL CONDITION

Balance Sheet Summary

In the third quarter of 2014, we announced our intention of remaining below the SIFI threshold until the second quarter of 2016. Consistent with that objective, our assets rose $1.8 billion year-over-year to $50.3 billion at December 31, 2015, bringing the four-quarter average of our total consolidated assets to $49.1 billion.

The increase in total assets was driven by a record level of loan production, and tempered by a reduction in securities. During the year, we produced $12.7 billion of loans held for investment, including $9.2 billion of multi-family loans. To limit the growth of our balance sheet, we sold $1.9 billion of multi-family and CRE loans, largely through participations, as well as $45.3 million of one-to-four family loans. Reflecting these sales, as well as prepayments, our portfolio of held-for-investment loans rose $2.7 billion year-over-year to $35.8 billion, exceeding the impact of a $922.8 million reduction in securities that largely was due to repayments and calls.

In addition to the cash flows from loan and securities sales and repayments, we fund the loans we produce and the securities we invest in with the deposits we gather and wholesale borrowings. At December 31, 2015, our deposits totaled $28.4 billion, reflecting a year-over-year increase of $98.0 million. Borrowed funds totaled $15.7 billion at the end of December, reflecting a year-over-year increase of $1.5 billion.

In the fourth quarter of 2015, we prepaid $10.4 billion of wholesale borrowings (primarily with callable features) and replaced them with a like amount of wholesale borrowings with fixed maturities. While the prepayment resulted in a non-routine after-tax debt repositioning charge of $546.8 million, the impact on capital was more than offset by the proceeds of a follow-on common stock offering of 40,625,000 shares. The offering generated proceeds of $630.5 million, which contributed an additional $83.7 million to our capital at December 31, 2015.

Partly reflecting the additional capital raised in the fourth quarter, stockholders’ equity rose $152.9 million year-over-year to $5.9 billion at December 31, 2015. Tangible stockholders’ equity rose $158.2 million year-over-year to $3.5 billion after the distribution of cash dividends totaling $454.0 million. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

Loans

Total loans grew $2.4 billion year-over-year, to $38.2 billion, representing 75.9% of total assets at December 31, 2015. Included in the year-end amount were covered loans of $2.1 billion; non-covered loans held for investment of $35.8 billion, and non-covered loans held for sale of $367.2 million.

Covered Loans

In December 2009 and March 2010, we acquired certain assets and assumed certain liabilities of AmTrust and Desert Hills, respectively, in FDIC-assisted acquisitions. “Covered loans” refers to the loans we acquired in those transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At the time of each acquisition, the loss sharing agreements required the FDIC to reimburse us for 80% of losses up to a specific threshold and for 95% of losses beyond that threshold with respect to covered loans and covered OREO.

The length of the agreements depended on the types of loans that were covered, with the agreements covering one-to-four family loans and home equity loans extending for ten years from the date of acquisition, and all other covered loans and OREO extending for five years from the acquisition dates. Accordingly, in March 2015, approximately $23.4 million of other covered loans and $942,000 of OREO acquired in our Desert Hills transaction were transferred to our portfolio of held-for-investment loans.

Reflecting the transfer, as well as prepayments, the balance of covered loans declined $368.5 million year-over-year to $2.1 billion at December 31, 2015. Covered loans thus represented 5.4% of total loans at the end of this December, as compared to 6.8%, at the prior year-end.

At December 31, 2015, $1.5 billion, or 69.1%, of the loans in our covered loan portfolio were variable-rate loans, with a contractual weighted average interest rate of 3.43%. The remainder of the portfolio consisted of fixed-rate loans. The interest rates on 83.8% of our covered variable rate loans were scheduled to reprice within twelve months and annually thereafter. The interest rates on our variable-rate covered loans are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at December 31, 2015 which now consists primarily of one-to-four family loans and home equity loans:

(in thousands)
California	$363,027
Florida	345,031
Arizona	153,238
Ohio	125,891
Massachusetts	100,493
Michigan	95,577
New York	74,667
Illinois	71,717
Maryland	58,690
New Jersey	53,173
Nevada	52,431
All other states	566,154

Total covered loans	$2,060,089

Loan Maturity and Repricing Analysis: Covered Loans

The following table sets forth the maturity or period to repricing of our covered loan portfolio at December 31, 2015. Loans that have adjustable rates are shown as being due or repricing in the period during which their interest rates are next subject to change.

	Covered Loans at December 31, 2015
(in thousands)	One-to-Four Family	All Other Loans	Total Loans
Amount due or repricing:
Within one year	$980,786	$143,580	$1,124,366
After one year:
One to five years	192,255	—	192,255
Over five years	743,468	—	743,468

Total due or repricing after one year	935,723	—	935,723

Total amounts due or repricing, gross	$1,916,509	$143,580	$2,060,089

The following table sets forth, as of December 31, 2015, the dollar amount of all covered loans due or repricing after December 31, 2016, and indicates whether such loans have fixed or adjustable rates of interest.

	Due or Repricing after December 31, 2016
(in thousands)	Fixed	Adjustable	Total
One-to-four family	$669,408	$266,315	$935,723
All other loans	—	—	—

Total loans	$669,408	$266,315	$935,723

Non-Covered Loans Held for Investment

Non-covered loans held for investment represented $35.8 billion, or 93.6%, of total loans at the end of this December, reflecting a year-over-year increase of $2.7 billion or 8.3%. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and other loans, with commercial and industrial (“C&I”) loans comprising the bulk of the “other loan” portfolio.

In 2015, we originated $12.7 billion of held-for-investment loans, establishing a new record and exceeding the year-earlier volume by $1.7 billion, or 15.1%. Consistent with our short-term objective of containing the growth of our assets, we sold $1.9 billion of multi-family and CRE loans, largely through participations, in addition to $45.3 million of one-to-four family loans, over the course of the year. In 2015, the sale of such loans produced net gains of $26.1 million, as further discussed under “Non-Interest Income” later in this report.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $9.2 billion, or 72.7%, of the loans we produced in 2015 for investment, exceeding the year-earlier volume by $1.6 billion and establishing a new record with regard to the volume of multi-family loans produced in a single year.

At December 31, 2015, multi-family loans represented $26.0 billion, or 72.7%, of total non-covered loans held for investment, reflecting a year-over-year increase of $2.1 billion, or 9.0%. The growth of the portfolio was tempered by the sale of multi-family loans through participations in the amount of $1.2 billion over the course of the year.

At December 31, 2015 and 2014, respectively, the average multi-family loan had a principal balance of $5.3 million and $5.0 million; the expected weighted average life of the portfolio was 2.8 years and 3.0 years at the respective dates.

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

Because prepayment penalties are recorded as interest income, they are reflected in the average yields on our loans and interest-earning assets, our interest rate spread and net interest margin, and the level of net interest income we record. No assumptions are involved in the recognition of prepayment penalty income, as such income is only recorded when cash is received.

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

At December 31, 2015, the majority of our multi-family loans were secured by rental apartment buildings. In addition, 70.4% of our multi-family loans were secured by buildings in New York City and 4.8% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value (“LTV”) of the property. The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

Accordingly, while our multi-family lending niche has not been immune to downturns in the credit cycle, the limited number of losses we have recorded, even in adverse credit cycles, suggests that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, they have been more likely to retain their tenants in adverse economic times. In addition, we exclude any short-term property tax exemptions and abatement benefits the property owners receive when we underwrite our multi-family loans.

Commercial Real Estate Loans

At December 31, 2015, CRE loans represented $7.9 billion, or 22.0%, of total loans held for investment, as compared to $7.6 billion, or 23.1%, at December 31, 2014. The growth of the portfolio was tempered by the sale of CRE loans, largely through participations, in the amount of $632.7 million during the year. The average CRE loan had a principal balance of $5.4 million at the end of this December, as compared to $5.0 million at the prior year-end. The portfolio had an expected weighted average life of 3.2 years at the corresponding dates.

CRE loans represented $1.8 billion, or 14.5%, of the loans we produced in 2015 for investment, as compared to $1.7 billion in the prior year.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2015, 72.4% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 12.3%. Other parts of New York State accounted for 2.5% of the properties securing our CRE credits, while all other states accounted for 12.8%, combined.

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

One-to-Four Family Loans

At December 31, 2015, one-to-four family loans represented $116.8 million, or 0.33%, of total loans held for investment, as compared to $138.9 million, or 0.42%, at December 31, 2014. Consistent with our focus on managing the growth of our assets, we sold $45.3 million of one-to-four family loans in the first quarter, and limited our production of one-to-four family loans held for investment until the fourth quarter of the year. As a result, originations of one-to-four family loans for investment totaled $21.3 million and $287.6 million in the twelve months ended December 31, 2015 and 2014, respectively.

Acquisition, Development, and Construction Loans

ADC loans represented $311.7 million, or 0.87%, of total loans held for investment at the end of this December and $155.3 million, or 1.2%, of the held-for-investment loans we produced in the twelve months ended at that date. By comparison, ADC loans represented $258.1 million, or 0.78%, of total loans held for investment at December 31, 2014 and $96.8 million, or 0.9%, of the held-for-investment loans produced during the year.

At December 31, 2015, 74.4% of the loans in our ADC portfolio were for land acquisition and development; the remaining 25.6% consisted of loans that were provided for the construction of commercial properties and owner-occupied homes. Loan terms vary based upon the scope of the construction, and generally range from 18 months to two years. They also feature a floating rate of interest tied to prime, with a floor. At December 31, 2015, 74.2% of our ADC loans were for properties in New York City, with Manhattan accounting for more than half of New York City’s share.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2015, we recovered losses against guarantees of $336,000, as compared to $276,000 in the prior year. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that residential properties be pre-sold and that commercial properties be pre-leased.

Other Loans

Other loans represented $1.5 billion, or 4.2%, of total held-for-investment loans at December 31, 2015, as compared to $1.1 billion, representing 3.5%, at December 31, 2014. Included in the respective amounts were C&I loans of $1.5 billion and $1.1 billion, representing 97.8% and 97.2% of total other loans at the respective year-ends.

Our C&I loans are divided into two categories: specialty finance loans and leases, and “other” C&I loans, as further described below.

Specialty Finance Loans and Leases

The year-over-year increase in C&I loans was driven by specialty finance loans and leases, which rose $247.8 million to $880.7 million in the twelve months ended December 31, 2015. During the year, we originated $1.1 billion of specialty finance loans and leases, exceeding the year-earlier volume by $219.2 million.

We produce our specialty finance loans and leases through a subsidiary that is staffed by a group of industry veterans with expertise in originating and underwriting senior securitized debt and equipment loans and leases. The subsidiary participates in syndicated loans that are brought to them, and equipment loans and leases that are assigned to them, by a select group of nationally recognized sources, and are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. The pricing of our asset-based and dealer floor-plan loans are at floating rates predominately tied to LIBOR, while our equipment financing credits are at fixed rates at a spread over treasuries.

Other C&I Loans

In the twelve months ended December 31, 2015, other C&I loans rose $93.5 million to $569.9 million, and represented $367.7 million of the held-for-investment loans we produced during that time. Included in the balance at year-end were taxi medallion loans of $157.7 million, all of which were collateralized by New York City medallion taxicabs.

In contrast to the loans produced by our specialty finance subsidiary, the other C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. Such loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration.

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

In accordance with the Banks’ policies, all loans originated by the Banks are presented to the Mortgage Committee or the Credit Committee, as applicable. In addition, all loans of $20.0 million or more originated by the Community Bank, and all loans of $10.0 million or more originated by the Commercial Bank, are reported to the applicable Board of Directors. In 2015, 285 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $7.3 billion at origination. In 2014, 225 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance at origination of $5.6 billion.

At December 31, 2015 and 2014, the largest loan in our portfolio was a loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was $287.5 million and $275.0 million at the respective dates.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2015:

	At December 31, 2015
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,942,564	30.58%	$4,165,300	53.01%
Brooklyn	4,437,565	17.09	551,386	7.02
Bronx	3,345,218	12.88	175,305	2.23
Queens	2,505,623	9.65	741,903	9.44
Staten Island	63,320	0.24	54,712	0.70

Total New York City	$18,294,290	70.44%	$5,688,606	72.40%

Long Island	461,117	1.78	963,726	12.26
Other New York State	770,088	2.96	197,850	2.52
All other states	6,446,134	24.82	1,007,022	12.82

Total	$25,971,629	100.00%	$7,857,204	100.00%

At December 31, 2015, the largest concentration of one-to-four family loans held for investment was in New York State, with a total of $29.3 million; the largest concentration of ADC loans held for investment was in New York City, with a total of $231.4 million at that date. The majority of our other C&I loans held for investment were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Non-Covered Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2015. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

	Non-Covered Loans Held for Investment at December 31, 2015
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$2,050,016	$1,122,324	$27,332	$300,332	$1,026,608	$4,526,612
After one year:
One to five years	14,326,626	3,857,321	28,453	11,344	213,979	18,437,723
Over five years	9,594,987	2,877,559	61,056	—	242,552	12,776,154

Total due or repricing after one year	23,921,613	6,734,880	89,509	11,344	456,531	31,213,877

Total amounts due or repricing, gross	$25,971,629	$7,857,204	$116,841	$311,676	$1,483,139	$35,740,489

The following table sets forth, as of December 31, 2015, the dollar amount of all non-covered loans held for investment that are due after December 31, 2016, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2016
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$2,925,231	$20,996,382	$23,921,613
Commercial real estate	957,256	5,777,624	6,734,880
One-to-four family	38,473	51,036	89,509
Acquisition, development, and construction	—	11,344	11,344

Total mortgage loans	3,920,960	26,836,386	30,757,346
Other loans	414,844	41,687	456,531

Total loans	$4,335,804	$26,878,073	$31,213,877

Non-Covered Loans Held for Sale

Our portfolio of non-covered loans held for sale consists of one-to-four family loans originated through our mortgage banking operation, utilizing our proprietary web-based technology. This platform is not only used by the Community Bank to serve our retail customers in New York, New Jersey, Ohio, Florida, and Arizona, but also by approximately 850 clients—community banks, credit unions, mortgage companies, and mortgage brokers—to originate full-documentation, prime credit one-to-four family loans across the United States. While the vast majority of the one-to-four family loans held for sale we produce are agency-conforming loans sold to GSEs, we also utilize our mortgage banking platform to originate prime jumbo loans for sale to other private mortgage investors, as well as for our own portfolio.

In 2015, the volume of non-covered loans originated for sale rose $1.5 billion to $4.7 billion, representing 27.0% of total loans produced over the course of the year. While the increase was largely attributable to the low level of residential mortgage interest rates, which encouraged the purchase of new homes as well as refinancing, it also reflects our decision to originate fewer one-to-four family loans for investment in a year when we were aiming to limit our asset growth. Of the one-to-four family loans we produced for sale in 2015, $4.3 billion, or 92.5%, were agency-conforming and $345.3 million, or 7.5%, were non-conforming (i.e., jumbo) loans.

Loans held for sale totaled $367.2 million at the end of this December, a $12.2 million reduction from the year-earlier amount.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Results of Operations and Comprehensive (Loss) Income. At December 31, 2015 and 2014, the respective liabilities for estimated possible future losses relating to these representations and warranties were $8.0 million and $8.2 million. The methodology used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a variety of factors, including, but not limited to, actual default experience, estimated future defaults, historical loan repurchase rates, the frequency and potential severity of defaults, the probability that a repurchase request will be received, and the probability that a loan will be required to be repurchased.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	For the Years Ended December 31,
(in thousands)	2015	2014
Balance, beginning of period	$8,160	$8,460
Repurchase losses	(217)	(300)
Recoveries	65	—

Balance, end of period	$8,008	$8,160

Indemnified and Repurchased Loans

The following table sets forth our activity with regard to repurchased loans and the loans we indemnified for GSEs during the twelve months ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015		2014
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	31	$7,916	29	$7,143
New indemnifications	5	989	—	—
New repurchases	8	2,654	12	3,693
Transfers to REO	—	—	(3)	(545)
Principal payoffs	(7)	(2,910)	(7)	(2,097)
Principal payments	—	(284)	—	(278)
Modifications/other	—	—	—	—

Balance, end of period (1)	37	$8,365	31	$7,916

(1)	Of the 37 period-end loans, 21 loans with an aggregate principal balance of $4.7 million were repurchased, and are now held for investment. The other 16 loans, with an aggregate principal balance of $3.7 million, were indemnified and are all performing as of the date of this report.

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

Repurchase and Indemnification Requests

The following table sets forth our repurchase and indemnification requests during the periods indicated:

	For the Years Ended December 31,
	2015		2014
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	24	$6,190	18	$4,057
New repurchase requests (2)	45	12,736	81	19,548
Successful rebuttal/rescission	(50)	(12,552)	(63)	(13,722)
New indemnifications (3)	(5)	(989)	—	—
Loan repurchases (4)	(8)	(2,654)	(12)	(3,693)

Balance, end of period	6	$2,731	24	$6,190

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	Of the six requests as of December 31, 2015, five were from Fannie Mae and one was from a private investor. The GSEs allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase the loan.

Please see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015		2014
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
Mortgage Loan Originations for Investment:
Multi-family	$9,214,336	53.10%	$7,584,154	53.39%
Commercial real estate	1,842,062	10.62	1,661,066	11.69
One-to-four family	21,265	0.12	287,577	2.03
Acquisition, development, and construction	155,312	0.89	96,762	0.68

Total mortgage loan originations for investment	11,232,975	64.73	9,629,559	67.79

Other Loan Originations for Investment:
Specialty finance	1,067,672	6.15	848,482	5.97
Other commercial and industrial	367,699	2.12	530,330	3.74
Other	4,674	0.03	6,253	0.04

Total other loan originations for investment	1,440,045	8.30	1,385,065	9.75

Total loan originations for investment	$12,673,020	73.03%	$11,014,624	77.54%
Loan originations for sale	4,680,243	26.97	3,189,694	22.46

Total loan originations	$17,353,263	100.00%	$14,204,318	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2015:

	At December 31,
	2015			2014			2013			2012			2011
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans
Non-Covered Mortgage Loans:
Multi-family	$25,971,629	68.05%	71.93%	$23,831,846	66.54%	71.39%	$20,699,927	62.89%	68.71%	$18,595,833	58.55%	65.30%	$17,430,628	57.49%	65.61%
Commercial real estate	7,857,204	20.59	21.76	7,634,320	21.32	22.87	7,364,231	22.37	24.44	7,436,598	23.41	26.11	6,855,244	22.61	25.81
One-to-four family	116,841	0.31	0.32	138,915	0.39	0.41	560,730	1.70	1.86	203,435	0.64	0.71	127,361	0.42	0.48
Acquisition, development, and construction	311,676	0.82	0.86	258,116	0.72	0.77	344,100	1.05	1.14	397,917	1.25	1.40	445,671	1.47	1.68

Total non-covered mortgage loans	34,257,350	89.77	94.87	31,863,197	88.97	95.44	28,968,988	88.01	96.15	26,633,783	83.85	93.52	24,858,904	81.99	93.58

Non-Covered Other Loans:
Specialty finance	880,673	2.31	2.44	632,827	1.77	1.89	172,698	0.52	0.57	—	—	—	—	—	—
Other commercial and industrial	569,883	1.49	1.58	476,394	1.33	1.43	640,993	1.95	2.13	590,044	1.86	2.07	599,986	1.98	2.26
Other loans	32,583	0.09	0.09	31,943	0.09	0.10	39,036	0.12	0.13	49,880	0.16	0.18	69,907	0.23	0.26

Total non-covered other loans	1,483,139	3.87	4.11	1,141,164	3.19	3.42	852,727	2.59	2.83	639,924	2.02	2.25	669,893	2.21	2.52

Total non-covered loans held for investment	$35,740,489	93.64	98.98	$33,004,361	92.16	98.86	$29,821,715	90.60	98.98	$27,273,707	85.87	95.77	$25,528,797	84.20	96.10

Loans held for sale	367,221	0.96	1.02	379,399	1.06	1.14	306,915	0.93	1.02	1,204,370	3.79	4.23	1,036,918	3.42	3.90

Total non-covered loans	$36,107,710	94.60	100.00%	$33,383,760	93.22	100.00%	$30,128,630	91.53	100.00%	$28,478,077	89.66	100.00%	$26,565,715	87.62	100.00%

Covered loans	2,060,089	5.40		2,428,622	6.78		2,788,618	8.47		3,284,061	10.34		3,753,031	12.38

Total loans	$38,167,799	100.00%		$35,812,382	100.00%		$32,917,248	100.00%		$31,762,138	100.00%		$30,318,746	100.00%

Net deferred loan origination costs	22,715			20,595			16,274			10,757			4,021
Allowance for losses on non-covered loans	(147,124)			(139,857)			(141,946)			(140,948)			(137,290)
Allowance for losses on covered loans	(31,395)			(45,481)			(64,069)			(51,311)			(33,323)

Total loans, net	$38,011,995			$35,647,639			$32,727,507			$31,580,636			$30,152,154

Outstanding Loan Commitments

At December 31, 2015 and 2014, we had outstanding loan commitments of $2.8 billion and $2.6 billion, respectively. Loans held for investment represented $2.5 billion of the year-end 2015 total and $2.1 billion of the year-end 2014 amount. In contrast, loans held for sale represented $371.4 million of outstanding loan commitments at the end of this December, as compared to $494.6 million at the prior year-end.

We also had commitments to issue letters of credit totaling $296.5 million and $201.0 million at December 31, 2015 and 2014, respectively. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Results of Operations and Comprehensive (Loss) Income.

The letters of credit we issue consist of performance stand-by, financial stand-by, and commercial letters of credit. Financial stand-by letters of credit primarily are issued for the benefit of other financial institutions or municipalities, on behalf of certain of our current borrowers, and obligate us to guarantee payment of a specified financial obligation. Performance stand-by letters of credit are primarily issued for the benefit of local municipalities on behalf of certain of our borrowers. These borrowers are mainly developers of residential subdivisions with whom we currently have a lending relationship. Performance letters of credit obligate us to make payments in the event that a specified third party fails to perform under non-financial contractual obligations. Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority are used to settle payments in international trade. Typically, such letters of credit require the presentation of documents that describe the commercial transaction, and provide evidence of shipment and the transfer of title.

For more information about our outstanding loan commitments and commitments to issue letters of credit at the end of this December, please see the discussion of “Liquidity” later in this discussion and analysis of our financial condition.

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

At December 31, 2015, we recorded the lowest level of non-performing non-covered loans and the lowest level of non-performing non-covered assets we have recorded since the second quarter of 2008.

Non-performing non-covered loans fell $30.1 million year-over-year to $46.8 million, representing 0.13% of total non-covered loans at December 31, 2015. The 39.2% decline was driven by reductions of $17.2 million and $9.9 million in the balances of non-performing non-covered multi-family loans and CRE loans, respectively.

Reflecting the decline in non-performing loans and a $47.9 million decline in OREO to $14.1 million, non-performing non-covered assets fell 56.2% to $60.9 million at the end of this December from $138.9 million at December 31, 2014. The respective amounts were equivalent to 0.13% and 0.30% of total non-covered assets at the corresponding dates. The substantial decline in OREO was primarily due to the sale of a multi-family property in the amount of $41.6 million in the second quarter of the year. The sale generated a net gain of $7.8 million, which was recorded in “Other” non-interest income for the twelve months ended December 31, 2015.

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances from December 31, 2014 to December 31, 2015:

	December 31,		Change from December 31, 2014 to December 31, 2015
(dollars in thousands)	2015	2014	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$13,904	$31,089	$(17,185)	(55.28)%
Commercial real estate	14,920	24,824	(9,904)	(39.90)
One-to-four family	12,259	11,032	1,227	11.12
Acquisition, development, and construction	27	654	(627)	(95.87)

Total non-accrual non-covered mortgage loans	41,110	67,599	(26,489)	(39.19)
Other non-accrual non-covered loans	5,715	9,351	(3,636)	(38.88)

Total non-performing non-covered loans	$46,825	$76,950	$(30,125)	(39.15)

The following table sets forth the changes in non-performing non-covered loans over the twelve months ended December 31, 2015:

(in thousands)
Balance at December 31, 2014	$76,950
New non-accrual	16,021
Charge-offs	(2,148)
Transferred to other real estate owned	(11,613)
Loan payoffs, including dispositions and principal pay-downs	(31,507)
Restored to performing status	(878)

Balance at December 31, 2015	$46,825

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2015 and 2014, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Properties that are acquired through foreclosure are classified as OREO, and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property. Subsequent declines in the fair value of OREO are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal and in environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2015. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a CRE loan also depends on the borrower’s credit history, profitability, and expertise in property management. Given that our CRE loans are underwritten in accordance with underwriting standards that are similar to those applicable to our multi-family credits, the percentage of non-performing CRE loans that have resulted in losses has been comparatively small over time.

Multi-family and CRE loans are generally originated at conservative LTVs and DSCRs, as previously stated. Low LTVs provide a greater likelihood of full recovery and reduce the possibility of incurring a severe loss on a credit; in many cases, they reduce the likelihood of the borrower “walking away” from the property. Although borrowers may default on loan payments, they have a greater incentive to protect their equity in the collateral property and to return their loans to performing status. Furthermore, in the case of multi-family loans, the cash flows generated by the properties are generally below-market and have significant value.

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at December 31, 2015 and 2014:

As of December 31, 2015	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	7	$13,603	12	$8,589
New York Commercial Bank	2	301	4	6,331

Total for New York Community Bancorp	9	$13,904	16	$14,920

As of December 31, 2014	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	13	$30,547	22	$18,962
New York Commercial Bank	2	542	4	5,862

Total for New York Community Bancorp	15	$31,089	26	$24,824

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

To minimize the risk involved in specialty finance lending and leasing, each of our credits is secured with a perfected first security interest or outright ownership in the underlying collateral, and structured as senior debt or as a non-cancellable lease. To further minimize the risk involved in specialty finance lending and leasing, we re-underwrite each transaction. In addition, we retain outside counsel to conduct a further review of the underlying documentation.

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

In addition, at December 31, 2015, one-to-four family loans, ADC loans, and other loans represented 0.33%, 0.87%, and 4.2%, respectively, of total non-covered loans held for investment, as compared to 0.42%, 0.78%, and 3.5%, respectively, at December 31, 2014. Furthermore, while 10.5% of our one-to-four family loans were non-performing at the end of this December, 0.01% and 0.39% of our ADC and one-to-four family loans, respectively, were non-performing at that date.

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

The following table presents our non-covered loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2014 to December 31, 2015:

	December 31,		Change from December 31, 2014 to December 31, 2015
(dollars in thousands)	2015	2014	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$4,818	$464	$4,354	938.36%
Commercial real estate	178	1,464	(1,286)	(87.84)
One-to-four family	1,117	3,086	(1,969)	(63.80)
Other loans	492	1,178	(686)	(58.23)

Total non-covered loans 30-89 days past due	$6,605	$6,192	$413	6.67

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in adverse credit cycles, even when the volume of non-performing loans has increased. In 2015, we recorded net recoveries of $8.2 million; in 2014, we recorded net charge-offs of $2.1 million.

Partially reflecting the net recoveries noted above, and the recovery of $3.3 million from the allowance for non-covered loan losses, the allowance for losses on non-covered loans rose to $147.1 million at the end of this December from $139.9 million at December 31, 2014. Reflecting the reduction in non-performing non-covered loans mentioned earlier in this discussion, the allowance for losses on non-covered loans represented 310.08% of non-performing non-covered loans at December 31, 2015, as compared to 181.75% at the prior year-end.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on non-covered loans was appropriate at that date.

The following table presents information about our five largest non-performing loans at December 31, 2015, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	CRE	CRE	CRE	Multi-Family
Origination Date	1/05/06	Various (2)	9/12/05	6/16/03	11/04/04

Origination Balance	$12,640,000	$4,999,999	$4,300,000	$1,800,000	$1,500,000

Full Commitment Balance (1)	$12,640,000	$4,999,999	$4,300,000	$1,800,000	$1,500,000

Balance at December 31, 2015	$9,465,025	$4,999,999	$2,707,926	$1,255,633	$1,252,192

Associated Allowance	None	None	None	None	None

Non-Accrual Date	March 2014	December 2014	September 2013	October 2015	November 2015

Origination LTV	79%	36%	73%	68%	79%

Current LTV	80%	45%	51%	23%	82%

Last Appraisal	February 2015	February 2015	September 2015	January 2015	January 2016

(1)	There are no funds available for further advances on the five largest non-performing loans.
(2)	Loan No. 2 consists of two loans with origination dates of July 13, 2010 and September 8, 2011 that are collateralized by the same property.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -35.

No. 1 -	The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex with 314 residential units and four retail stores in Atlantic City, New Jersey.

No. 2 -	The borrower is an owner of real estate and is based in New York. These loans are collateralized by an 87,500-square foot commercial building in Bethpage, New York.

No. 3 -	The borrower is an owner of real estate and is based in New Jersey. This loan is collateralized by a 33,040-square foot medical/professional office building in Raritan, New Jersey.

No. 4 -	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 19,508-square foot commercial building in Woodhaven, New York.

No. 5 -	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a multi-family building with 22 residential units in Hempstead, New York.

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

At December 31, 2015, loans modified as TDRs totaled $12.2 million, including accruing loans of $2.8 million and non-accrual loans of $9.4 million. At the prior year-end, loans modified as TDRs totaled $45.8 million, including accruing loans of $15.8 million and non-accrual loans of $29.9 million.

The following table sets forth the changes in TDRs over the twelve months ended December 31, 2015:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2014	$15,836	$29,927	$45,763
New TDRs	627	9,622	10,249
Transferred to other real estate owned	—	(10,957)	(10,957)
Transferred to accruing from non-accrual	145	(145)	—
Loan payoffs, including dispositions and principal pay-downs	(13,849)	(19,051)	(32,900)

Balance at December 31, 2015	$2,759	$9,396	$12,155

Loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $9.3 million and $39.4 million, respectively, at December 31, 2015 and 2014, while loans in connection with which forbearance agreements were reached amounted to $2.9 million and $6.4 million at the respective dates.

Multi-family loans and CRE loans accounted for $2.7 million and $6.4 million of TDRs at the end of this December, as compared to $25.6 million and $18.1 million, respectively, at December 31, 2014. Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family, CRE, and one-to-four family loans were 100%, 71%, and 100%, respectively, at the end of this December; our success rate was 50% for “other” loans.

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2015, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

For additional information about our TDRs at December 31, 2015 and 2014, please see the discussion of “Asset Quality” in Note 5, “Loans” in Item 8, “Financial Statements and Supplementary Data.”

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2015 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered Purchased Credit-Impaired Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2015. Covered loans and non-covered purchased credit-impaired (“PCI”) loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

	At December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$139,857	$141,946	$140,948	$137,290	$158,942
(Recovery of) provision for losses on non-covered loans	(2,846)	—	18,000	45,000	79,000
Charge-offs:
Multi-family	(167)	(755)	(12,922)	(27,939)	(71,187)
Commercial real estate	(273)	(1,615)	(3,489)	(5,046)	(11,900)
One-to-four family	(875)	(410)	(351)	(574)	(1,208)
Acquisition, development, and construction	—	—	(1,503)	(5,974)	(9,153)
Other loans	(1,273)	(5,296)	(7,092)	(6,685)	(12,462)

Total charge-offs	(2,588)	(8,076)	(25,357)	(46,218)	(105,910)
Recoveries	10,773	5,987	8,355	4,876	5,258

Net recoveries (charge-offs)	8,185	(2,089)	(17,002)	(41,342)	(100,652)

Balance at end of year	$145,196	$139,857	$141,946	$140,948	$137,290

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$13,904	$31,089	$58,395	$163,460	$205,064
Commercial real estate	14,920	24,824	24,550	56,863	68,032
One-to-four family	12,259	11,032	10,937	10,945	11,907
Acquisition, development, and construction	27	654	2,571	12,091	29,886

Total non-accrual non-covered mortgage loans	41,110	67,599	96,453	243,359	314,889
Other non-accrual non-covered loans	5,715	9,351	7,084	17,971	10,926
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$46,825	$76,950	$103,537	$261,330	$325,815
Non-covered other real estate owned (2)	14,065	61,956	71,392	29,300	84,567

Total non-performing non-covered assets	$60,890	$138,906	$174,929	$290,630	$410,382

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.13%	0.23%	0.35%	0.96%	1.28%
Non-performing non-covered assets to total non-covered assets	0.13	0.30	0.40	0.71	1.07
Allowance for losses on non-covered loans to non-performing non-covered loans	310.08	181.75	137.10	53.93	42.14
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.42	0.48	0.52	0.54
Net (recoveries) charge-offs during the period to average loans outstanding during the period (3)	(0.02)	0.01	0.05	0.13	0.35

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$4,818	$464	$33,678	$19,945	$46,702
Commercial real estate	178	1,464	1,854	1,679	53,798
One-to-four family	1,117	3,086	1,076	2,645	2,712
Acquisition, development, and construction	—	—	—	1,178	6,520
Other loans	492	1,178	481	2,138	1,925

Total loans 30-89 days past due (4)	$6,605	$6,192	$37,089	$27,585	$111,657

(1)	The December 31, 2015, 2014, 2013, 2012, and 2011 amounts exclude loans 90 days or more past due of $137.2 million, $157.9 million, $211.5 million, $312.6 million, and $347.4 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2015 amount also excludes $969,000 of non-covered PCI loans.
(2)	The December 31, 2015, 2014, 2013, 2012, and 2011 amounts exclude OREO of $25.8 million, $32.0 million, $37.5 million, $45.1 million, and $71.4 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The December 31, 2015, 2014, 2013, 2012, and 2011 amounts exclude loans 30 to 89 days past due of $32.8 million, $41.7 million, $57.9 million, $81.2 million, and $112.0 million, respectively, that are covered by FDIC loss sharing agreements. There were no PCI loans 30 to 89 days past due at December 31, 2015.

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans, excluding the allowance for loan losses on non-covered PCI loans, at each year-end for the five years ended December 31, 2015.

	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment
Multi-family loans	$93,977	72.67%	$96,212	72.21%	$79,745	69.41%	$79,618	68.18%	$66,745	68.28%
Commercial real estate loans	19,721	21.98	19,546	23.13	34,702	24.70	38,426	27.27	43,262	26.85
One-to-four family loans	612	0.33	562	0.42	1,755	1.88	1,519	0.75	972	0.50
Acquisition, development, and construction loans	8,402	0.87	6,296	0.78	7,789	1.15	8,418	1.46	11,016	1.75
Other loans	22,484	4.15	17,241	3.46	17,955	2.86	12,967	2.34	15,295	2.62

Total loans	$145,196	100.00%	$139,857	100.00%	$141,946	100.00%	$140,948	100.00%	$137,290	100.00%

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

Covered Loans and Covered Other Real Estate Owned

The credit risk associated with the assets acquired in our AmTrust and Desert Hills transactions has been substantially mitigated by our loss sharing agreements with the FDIC. Under the terms of the loss sharing agreements, the FDIC agreed to reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions, and to reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond that threshold. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and home equity lines of credit are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to all other covered loans and the OREO acquired in the Desert Hills transaction, the FDIC reimbursed us for losses for a five-year period from the date of acquisition; the period for sharing in recoveries on all other covered loans and the Desert Hills OREO extends for a period of eight years from the acquisition date.

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, which were the acquisition-date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables increase if the losses increase, and decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements are recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized.

In 2015 and 2014, respectively, we recorded FDIC indemnification expense of $9.3 million and $14.9 million in “Non-interest income” in connection with the recovery of $11.7 million and $18.6 million from the allowance for losses on covered loans, respectively. The recoveries were recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would increase due to an improvement in credit quality.

Decreases in estimated reimbursements from the FDIC, if any, are recognized in income prospectively over the lives of the related covered loans (or, if shorter, over the remaining term of the loss sharing agreement). Related additions to the accretable yield on the covered loans are recognized in income prospectively over the lives of the loans. Gains and recoveries on covered assets will either offset losses, or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

The loss share receivables may also increase due to accretion, or decrease due to amortization. In 2015 and 2014, we recorded net amortization of $49.1 million and $42.2 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the FDIC loss sharing reimbursements. In the twelve months ended December 31, 2015, we received FDIC reimbursements of $24.5 million, as compared to $37.8 million in the prior year.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at December 31, 2015 and 2014, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

	At or For the Years Ended December 31,
(dollars in thousands)	2015	2014
Covered Loans and Non-Covered Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	729	1,464
One-to-four family	130,626	148,967
Acquisition, development, and construction	237	709
Other	6,559	6,749

Total covered loans and non-covered PCI loans 90 days or more past due	$138,151	$157,889
Covered other real estate owned	25,817	32,048

Total covered assets and non-covered PCI loans	$163,968	$189,937

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$13,904	$31,089
Commercial real estate	15,649	26,288
One-to-four family	142,885	159,999
Acquisition, development, and construction	264	1,363
Other non-performing loans	12,274	16,100

Total non-performing loans	$184,976	$234,839
Other real estate owned	39,882	94,004

Total non-performing assets	$224,858	$328,843

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.49%	0.66%
Total non-performing assets to total assets	0.45	0.68
Allowances for loan losses to total non-performing loans	96.51	78.92
Allowances for loan losses to total loans	0.47	0.52

Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	—	599
One-to-four family	30,455	37,680
Acquisition, development, and construction	—	—
Other loans	2,369	3,417

Total covered loans and non-covered PCI loans 30-89 days past due	$32,824	$41,696

Total Loans 30-89 Days Past Due:
Multi-family	$4,818	$464
Commercial real estate	178	2,063
One-to-four family	31,572	40,766
Acquisition, development, and construction	—	—
Other loans	2,861	4,595

Total loans 30-89 days past due	$39,429	$47,888

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at December 31, 2015:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
New York	$22,781	$13,982	$36,763
New Jersey	22,217	14,171	36,388
Florida	—	20,402	20,402
California	223	13,046	13,269
Ohio	—	9,564	9,564
Massachusetts	—	7,353	7,353
Maryland	—	6,154	6,154
All other states	1,604	53,479	55,083

Total non-performing loans	$46,825	$138,151	$184,976

Securities

Securities represented $6.2 billion, or 12.3%, of total assets at the end of this December as compared to $7.1 billion, representing 14.6% of total assets, at December 31, 2014. The year-over-year decline was primarily due to calls and repayments, including $106.4 million of Delegated and Underwritten Servicing (“DUS”) securities, which are Fannie Mae securities backed by multi-family and CRE loans.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures). At both December 31, 2015 and 2014, GSE obligations represented 94.8% and 95.5% of total securities, respectively. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, corporate equities, and municipal obligations. None of our securities investments are backed by subprime or Alt-A loans.

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

Held-to-maturity securities represented $6.0 billion, or 96.7%, of total securities at the end of this December, a $953.3 million reduction from the year-earlier balance, which represented 97.6% of total securities. At December 31, 2015 and 2014, the fair value of securities held to maturity represented 102.3% and 102.4%, respectively, of their carrying value.

Mortgage-related securities and other securities accounted for $3.6 billion and $2.4 billion, respectively, of held-to-maturity securities at December 31, 2015, as compared to $4.1 billion and $2.8 billion, respectively, at the prior year-end. Included in other securities at the respective dates were GSE obligations of $2.2 billion and $2.6 billion; capital trust notes of $65.6 million and $75.6 million; and corporate bonds of $73.8 million and $73.3 million. The estimated weighted average life of the held-to-maturity securities portfolio was 6.5 years and 7.2 years at the corresponding dates.

At December 31, 2015, available-for-sale securities represented $204.3 million, or 3.3%, of total securities, and had an estimated weighted average life of 2.8 years. Included in the year-end amount were mortgage-related securities of $53.9 million and other securities of $150.4 million.

At the prior year-end, available-for-sale securities represented $173.8 million, or 2.4%, of total securities and had an estimated weighted average life of 8.6 years. Mortgage-related securities represented $19.7 billion of the year-end 2014 balance, with other securities accounting for the remaining $154.1 million.

In anticipation of our crossing the SIFI threshold in the second quarter of 2016, we have taken certain actions to ensure that we are ready to fulfill the LCR requirements once they take effect. Doing so will require our investing in Level 1 high-quality liquid assets, as defined in the Dodd-Frank Act.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At December 31, 2015, the Community Bank held FHLB-NY stock in the amount of $625.9 million; the Commercial Bank held FHLB-NY stock of $38.1 million at that date.

At December 31, 2014, the Community Bank held $466.0 million of FHLB stock, including FHLB-NY stock of $446.4 million. The remainder consisted of $19.1 million of stock in the FHLB-Cincinnati and $535,000 of stock in the FHLB-San Francisco, all of which was redeemed in 2015. The Commercial Bank held $49.3 million of FHLB stock at December 31 2014, all of which was stock in the FHLB-NY.

Dividends from the three FHLBs to the Community Bank totaled $19.8 million and $22.4 million, respectively, in 2015 and 2014; dividends from the FHLB-NY to the Commercial Bank totaled $1.6 million and $614,000 in the corresponding years.

Bank-Owned Life Insurance

At December 31, 2015, our investment in bank-owned life insurance (“BOLI”) totaled $931.6 million, as compared to $915.2 million at December 31, 2014. The increase was attributable to a rise in the cash surrender value of the underlying policies.

BOLI is recorded at the total cash surrender value of the policies in “Other assets” in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Results of Operations and Comprehensive (Loss) Income.

FDIC Loss Share Receivable

In connection with our FDIC loss sharing agreements, we recorded FDIC loss share receivables of $314.9 million and $397.8 million, respectively, at December 31, 2015 and 2014. The loss share receivables represent the present values of the reimbursements we expected to receive under the combined loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and core deposit intangibles (“CDI”) in our Consolidated Statements of Condition in connection with certain of our business combinations.

Goodwill totaled $2.4 billion at both December 31, 2015 and 2014. Reflecting amortization, CDI declined $5.3 million year-over-year, to $2.6 million, at the end of 2015.

Sources of Funds

The Parent Company (i.e., the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Banks; capital raised through the issuance of stock; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities.

In 2015, loan repayments and sales generated cash flows of $15.0 billion, as compared to $11.3 billion in the year-earlier twelve months. Cash flows from repayments accounted for $10.5 billion and $7.5 billion of the respective totals and cash flows from sales accounted for $4.5 billion and $3.8 billion, of the respective amounts. While the increase in cash flows from loan repayments reflects an increase in property sales as well as refinancing, the increase in cash flows from sales largely reflects the sale of participations in multi-family and CRE loans during the year.

In 2015, cash flows from the repayment and sale of securities respectively totaled $950.5 million and $322.8 million, while the purchase of securities amounted to $338.0 million for the year. By comparison, cash flows from the repayment and sale of securities totaled $785.1 million and $473.0 million, respectively, in 2014, and were offset by the purchase of $376.3 million of securities.

In 2015, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Deposits totaled $28.4 billion and $28.3 billion, respectively, and represented 56.5% and 58.3%, of total assets, at December 31, 2015 and 2014. While certificates of deposit (“CDs”) declined $1.1 billion year-over-year, to $5.3 billion, the decline was somewhat exceeded by a $1.2 billion increase in all other deposits combined. Specifically, NOW and money accounts rose $519.4 million year-over-year, to $13.1 billion, while savings accounts rose $489.9 million to $7.5 billion. Non-interest-bearing accounts represented $196.8 million of the year-over-year increase in total deposits, having grown to $2.5 billion at December 31, 2015.

While the vast majority of our deposits are retail deposits we have gathered through our branch network or acquired through business combinations, institutional deposits and municipal deposits were also part of our deposit mix. Retail deposits dropped $359.5 million year-over-year, to $21.0 billion, while institutional deposits rose $573.1 million to $2.8 billion at December 31, 2015. Municipal deposits represented $733.4 million of total deposits at the end of this December, a $114.4 million decrease from the prior year-end amount.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $4.0 billion of our deposits at the end of this December which was comparable to the balance at December 31, 2014. Included in the respective balances were brokered money market accounts of $2.5 billion and $2.6 billion and brokered interest-bearing checking accounts of $1.5 billion and $1.4 billion. Brokered CDs accounted for $3.5 million of the year-end 2014 balance; we had no brokered CDs at December 31, 2015.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. Largely reflecting a $1.5 billion rise in wholesale borrowings to $15.4 billion, the total balance of borrowed funds also rose $1.5 billion year-over-year, to $15.7 billion.

Wholesale Borrowings

Wholesale borrowings totaled $15.4 billion and $13.9 billion, respectively, at December 31, 2015 and 2014, and represented 30.6% and 28.6% of total assets at the respective dates. FHLB advances accounted for $13.5 billion of the year-end 2015 balance, as compared to $10.2 billion at the prior year-end.    While all of our advances at December 31, 2015 were FHLB-NY advances, our advances at December 31, 2014 included FHLB-Cincinnati advances of $489.4 million.

As previously indicated, in the fourth quarter of 2015, we prepaid $10.4 billion of wholesale borrowings (the majority of which had callable features) and replaced them with a like amount of wholesale borrowings with fixed maturities. None of our wholesale borrowings had callable features at December 31, 2015.

The Community Bank and the Commercial Bank are both members of, and have lines of credit with, the FHLB-NY. Pursuant to blanket collateral agreements with the Banks, our FHLB advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities.

Also included in wholesale borrowings at December 31, 2015 and 2014 were repurchase agreements of $1.5 billion and $3.4 billion, respectively. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates.

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

Federal funds purchased represented $426.0 million of wholesale borrowings at the end of this December, up $166.0 million from the year-earlier amount.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.6 million at December 31, 2015, comparable to the balance at the prior year-end.

Please see Note 8, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings and our junior subordinated debentures.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $537.7 million and $564.2 million, respectively, at December 31, 2015 and 2014. As in the past, our loan and securities portfolios provided meaningful liquidity in 2015, with cash flows from the repayment and sale of loans totaling $15.0 billion and cash flows from the repayment and sale of securities totaling $1.3 billion.

Additional liquidity stems from the deposits we gather or acquire through business combinations, and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2015, our available borrowing capacity with the FHLB-NY was $5.7 billion. In addition, the Community Bank and the Commercial Bank had available-for-sale securities of $202.3 million and unpledged held-to-maturity securities of $3.8 billion, combined, at that date.

Furthermore, the Banks both have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with these agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At December 31, 2015, the maximum amount the Community Bank could borrow from the FRB-NY was $980.1 million; the maximum amount the Commercial Bank could borrow at that date was $148.7 million. There were no borrowings against either line of credit at December 31, 2015.

Our primary investing activity is loan production, and the volume of loans we originated for sale and for investment totaled $17.4 billion in 2015. During this time, the net cash used in investing activities totaled $1.4 billion; the net cash used in our operating activities totaled $420.4 million. Our financing activities provided net cash of $1.8 billion.

CDs due to mature or reprice in one year or less from December 31, 2015 totaled $4.7 billion, representing 88.6% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer, the types of products we feature, and the attractiveness of their terms.

Our decision to compete for deposits also depends on numerous factors, including, among others, our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand. The proposed merger with Astoria Financial is expected to increase our retail deposits by approximately $9 billion, pending regulatory approval and the approval of our shareholders and theirs.

The Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Parent Company is not required to obtain prior FRB approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks; where the dividend declared for a period is not supported by earnings; or where the Company plans to declare an increase in the dividend.

As a result of the aforementioned debt repositioning charge, the Company is required to receive, pursuant to the FRB’s Supervisory Letter SR 09-04, a non-objection from the FRB to pay cash dividends on its outstanding common stock throughout 2016. The first of these non-objections was received on January 22, 2016 and related to the dividend declared on January 26, 2016 and paid on February 19, 2016.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2015, the Banks paid dividends totaling $345.0 million to the Parent Company, leaving $33.9 million that they could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2015 included $70.4 million in cash and cash equivalents and $2.0 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2015, we had CDs of $5.3 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $12.0 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $158.5 million at December 31, 2015.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations as of December 31, 2015:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases	Total
One year or less	$2,427,758	$—	$28,833	$2,456,591
One to three years	2,801,355	7,473,500	48,434	10,323,289
Three to five years	57,820	4,200,000	32,486	4,290,306
More than five years	25,554	358,605	48,710	432,869

Total	$5,312,487	$12,032,105	$158,463	$17,503,055

(1)	Includes FHLB advances, repurchase agreements, and junior subordinated debentures.

At December 31, 2015, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $3.1 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes our off-balance sheet commitments to extend credit in the form of loans and letters of credit at December 31, 2015:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$1,122,634
One-to-four family	394,912
Acquisition, development, and construction	311,062

Total mortgage loan commitments	$1,828,608
Other loan commitments (1)	1,003,216

Total loan commitments	$2,831,824
Commercial, performance stand-by, and financial stand-by letters of credit	296,505

Total commitments	$3,128,329

(1) Includes unadvanced lines of credit.

Of the total loan commitments noted in the preceding table, $2.5 billion were loans held for investment and the remaining $371.4 million were one-to-four family mortgage loans held for sale.

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

At December 31, 2015, we had $10.1 million in commitments to purchase securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options, and relate to our mortgage banking operations, MSRs, and other related risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At December 31, 2015, we held derivative financial instruments with a notional value of $2.0 billion. (Please see Note 15, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity rose $152.9 million year-over-year to $5.9 billion, representing 11.79% of total assets and a book value of $12.24 per share at December 31, 2015. At the prior year-end, stockholders’ equity represented 11.91% of total assets and a book value of $13.06 per share.

The increase in stockholders’ equity was primarily driven by the common stock offering we completed on November 4, 2015. Pursuant to the offering, 40,625,000 shares of our common stock were issued, generating proceeds of $630.5 million. The proceeds exceeded the impact of the debt repositioning charge on our capital levels by $83.7 million.

Tangible stockholders’ equity rose $158.2 million year-over-year, to $3.5 billion, after the distribution of four quarterly cash dividends totaling $454.0 million. At December 31, 2015, tangible stockholders’ equity represented 7.30% of tangible assets and a tangible book value of $7.21 per share, as compared to 7.24% and $7.54 per share, respectively, at year-end 2014.

We calculate book value and tangible book value per share by dividing the amount of stockholders’ equity and tangible stockholders’ equity at the end of a period by the number of shares outstanding at the same date. Primarily reflecting the shares issued in the fourth quarter, we had 484,943,308 shares outstanding at the end of this December, as compared to 442,587,190 at the prior year-end.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At December 31, 2015 and 2014, we recorded goodwill of $2.4 billion; CDI totaled $2.6 million and $7.9 million at the respective dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

Stockholders’ equity and tangible stockholders’ equity both include AOCL, which is comprised of the net unrealized gain or loss on available-for-sale securities; the net unrealized loss on the non-credit portion of OTTI securities; and the Company’s pension and post-retirement obligations at the end of a period. In the twelve months ended December 31, 2015 and 2014, AOCL totaled $54.7 million and $53.3 million, respectively.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2015 and 2014.

At December 31, 2015	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Common equity Tier 1 capital	$3,558,415	10.49%	4.50%
Total risk-based capital	4,086,913	12.05	8.00
Tier 1 risk-based capital	3,644,872	10.75	6.00
Leverage capital	3,644,872	7.77	4.00

At December 31, 2014	Actual		Minimum Required
(dollars in thousands)	Amount	Ratio	Ratio
Total risk-based capital	$3,919,248	12.92%	8.00%
Tier 1 risk-based capital	3,731,430	12.30	4.00
Leverage capital	3,731,430	8.04	4.00

In addition, the capital ratios for the Community Bank and the Commercial Bank continued to exceed the minimum levels required for classification as “well capitalized” institutions at December 31, 2015 and 2014, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 18, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2015 and 2014

Summary

In the fourth quarter of 2015, we recorded a non-routine pre-tax debt repositioning charge of $915.0 million in connection with the prepayment of $10.4 billion of wholesale borrowings. In accordance with ASC 470-50, $773.8 million of the debt repositioning charge was recorded in interest expense, and the remaining $141.2 million was recorded in non-interest expense. In addition, our fourth quarter non-interest expense included pre-tax expenses of $3.7 million in connection with the proposed merger with Astoria Financial. On an after-tax basis, the entire debt repositioning charge was equivalent to $546.8 million and the merger-related expenses were equivalent to $3.2 million.

Reflecting these after-tax items, we recorded a loss of $47.2 million, or $0.11 per diluted share, in the twelve months ended December 31, 2015. The impact of the after-tax debt repositioning charge and the after-tax merger-related expenses on our 2015 results of operations was largely offset by the earnings we produced in the first nine months of the year: $357.7 million, or $0.80 per diluted share.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. On December 17, 2015, the FOMC raised the target federal funds rate to a range of 0.25% to 0.50%. This was the first time the rate has been raised since the fourth quarter of 2008, when it was reduced to a range of zero to 0.25%.

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In 2015, the five-year CMT ranged from a low of 1.18% in January to a high of 1.81% in December, with an average rate of 1.53% for the twelve-month period. In 2014, the five-year CMT ranged from a low of 1.37% to a high of 1.85%; the average rate for the year was 1.64%.

While the benefit of the strategic debt repositioning will be reflected in our 2016 earnings and thereafter, the inclusion of the $773.8 million charge in the interest expense on borrowed funds in the fourth quarter resulted in our recording total interest expense of $1.3 billion and net interest income of $408.1 million in 2015. By comparison, in 2014, we recorded total interest expense of $542.7 million and net interest income of $1.1 billion. The impact was further reflected in our net interest margin, which was 0.94% and 2.67% in the respective years.

Net Interest Income Analysis

The following tables set forth certain information regarding our average balance sheet for the years indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the year are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Given the significant impact of the debt repositioning charge on the Company’s 2015 net interest income and margin, a comparison with the year-earlier levels is not meaningful, in our view. To provide an understanding of the impact of the debt repositioning charge, and to clarify the net interest income and margin produced through our ongoing operations, we have presented our net interest income analysis for the twelve months ended December 31, 2015 both with (i.e., in accordance with GAAP) and without (i.e., on a non-GAAP basis) the $773.8 million charge recorded in interest expense.

Readers are particularly encouraged to compare the following line items, which were directly impacted by the debt repositioning charge: the interest expense on average borrowed funds; the average cost of borrowed funds; the interest expense on average interest-bearing liabilities; the average cost of interest-bearing liabilities (also known as our “cost of funds”); our net interest income; our interest rate spread; and our net interest margin.

Net Interest Income Analysis (GAAP)

	For the Years Ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	`Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$36,343,407	$1,441,462	3.97%	$34,510,611	$1,414,884	4.10%	$31,871,860	$1,487,662	4.67%
Securities and money market investments (2)(3)	7,278,562	250,122	3.44	8,215,129	268,183	3.26	6,804,991	220,436	3.23

Total interest-earning assets	43,621,969	1,691,584	3.88	42,725,740	1,683,067	3.94	38,676,851	1,708,098	4.41
Non-interest-earning assets	5,248,236			5,312,332			5,719,412

Total assets	$48,870,205			$48,038,072			$44,396,263

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$12,674,236	$46,467	0.37%	$11,638,484	$39,508	0.34%	$9,433,403	$35,884	0.38%
Savings accounts	7,546,417	50,776	0.67	6,595,334	35,727	0.54	5,309,817	21,950	0.41
Certificates of deposit	5,698,437	62,906	1.10	6,663,188	74,511	1.12	7,910,982	83,805	1.06

Total interest-bearing deposits	25,919,090	160,149	0.62	24,897,006	149,746	0.60	22,654,202	141,639	0.63
Borrowed funds	14,275,818	1,123,360	7.87	14,687,889	392,968	2.68	13,282,743	399,843	3.01

Total interest-bearing liabilities	40,194,908	1,283,509	3.19	39,584,895	542,714	1.37	35,936,945	541,482	1.51
Non-interest-bearing deposits	2,660,220			2,481,751			2,597,356
Other liabilities	201,441			202,631			241,517

Total liabilities	43,056,569			42,269,277			38,775,818
Stockholders’ equity	5,813,636			5,768,795			5,620,445

Total liabilities and stockholders’ equity	$48,870,205			$48,038,072			$44,396,263

Net interest income/interest rate spread		$408,075	0.69%		$1,140,353	2.57%		$1,166,616	2.90%

Net interest margin			0.94%			2.67%			3.01%

Ratio of interest-earning assets to interest-bearing liabilities			1.09x			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Adjusted Net Interest Income Analysis (Non-GAAP)

	For the Years Ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$36,343,407	$1,441,462	3.97%	$34,510,611	$1,414,884	4.10%	$31,871,860	$1,487,662	4.67%
Securities and money market investments (2)(3)	7,278,562	250,122	3.44	8,215,129	268,183	3.26	6,804,991	220,436	3.23

Total interest-earning assets	43,621,969	1,691,584	3.88	42,725,740	1,683,067	3.94	38,676,851	1,708,098	4.41
Non-interest-earning assets	5,248,236			5,312,332			5,719,412

Total assets	$48,870,205			$48,038,072			$44,396,263

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$12,674,236	$46,467	0.37%	$11,638,484	$39,508	0.34%	$9,433,403	$35,884	0.38%
Savings accounts	7,546,417	50,776	0.67	6,595,334	35,727	0.54	5,309,817	21,950	0.41
Certificates of deposit	5,698,437	62,906	1.10	6,663,188	74,511	1.12	7,910,982	83,805	1.06

Total interest-bearing deposits	25,919,090	160,149	0.62	24,897,006	149,746	0.60	22,654,202	141,639	0.63
Borrowed funds	14,275,818	349,604	2.45	14,687,889	392,968	2.68	13,282,743	399,843	3.01

Total interest-bearing liabilities	40,194,908	509,753	1.27	39,584,895	542,714	1.37	35,936,945	541,482	1.51
Non-interest-bearing deposits	2,660,220			2,481,751			2,597,356
Other liabilities	201,441			202,631			241,517

Total liabilities	43,056,569			42,269,277			38,775,818
Stockholders’ equity	5,813,636			5,768,795			5,620,445

Total liabilities and stockholders’ equity	$48,870,205			$48,038,072			$44,396,263

Net interest income/interest rate spread		$1,181,831	2.61%		$1,140,353	2.57%		$1,166,616	2.90%

Net interest margin			2.71%			2.67%			3.01%

Ratio of interest-earning assets to interest-bearing liabilities			1.09x			1.08x			1.06x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

As the following rate/volume analysis is presented in accordance with GAAP, it includes the impact of the debt repositioning charge on the following items: borrowed funds; total interest-bearing liabilities; and change in net interest income.

Rate/Volume Analysis (GAAP)

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$68,802	$(42,224)	$26,578	$155,096	$(227,874)	$(72,778)
Securities and money market investments	(33,567)	15,506	(18,061)	45,363	2,384	47,747

Total	35,235	(26,718)	8,517	200,459	(225,490)	(25,031)

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$3,664	$3,295	$6,959	$6,715	$(3,091)	$3,624
Savings accounts	5,618	9,431	15,049	6,037	7,740	13,777
Certificates of deposit	(10,661)	(944)	(11,605)	(14,354)	5,060	(9,294)
Borrowed funds	(10,711)	741,103	730,392	133,964	(140,839)	(6,875)

Total	(12,090)	752,885	740,795	132,362	(131,130)	1,232

Change in net interest income	$47,325	$(779,603)	$(732,278)	$68,097	$(94,360)	$(26,263)

Interest Income

Interest income rose $8.5 million year-over-year to $1.7 billion, as the average balance of interest-earning assets rose $896.2 million to $43.6 billion and the average yield fell six basis points to 3.88%.

Reflecting the record volume of loans we produced, the average balance of loans rose $1.8 billion year-over-year to $36.3 billion, while the average yield on our loans fell 13 basis points to 3.97%. The net effect was a $26.6 million rise in the interest income from loans to $1.4 billion, which accounted for 85.2% of the interest income produced in 2015.

The loan growth recorded in 2015 was partly offset by a decline in securities and money market investments, which averaged $7.3 billion and $8.2 billion, respectively, in 2015 and 2014. While the average balance fell year-over-year, the impact on interest income was, to some degree, tempered by the benefit of an 18-basis point rise in the average yield to 3.44%. Securities and money market investments generated interest income of $250.1 million in 2015, down $18.1 million from the year-earlier amount.

In 2015, as in the past, the interest income we recorded was impacted by the prepayment penalty income we receive, primarily in connection with the prepayment of our multi-family and CRE loans, but also in connection with our investment in DUS securities.

Since prepayment penalty income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields on our loans and securities (i.e., our interest-earning assets), and therefore, in our net interest income, net interest margin, and spread.

In 2015, prepayment penalty income contributed $116.7 million to interest income, with prepayment penalties on loans accounting for $97.3 million of the total and prepayment penalties on securities accounting for the remaining $19.4 million. In 2014, prepayment penalty income contributed $89.0 million to interest income, with loans and securities accounting for $86.8 million and $2.3 million, respectively. In addition, prepayment penalty income contributed 27 basis points to our 2015 margin and 21 basis points to our margin in the prior year.

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

In 2015, the largest loan to prepay was a $116.7 million loan to a single borrower that accounted for $3.5 million of the prepayment penalty income recorded on loans; in comparison, the largest loan to prepay in 2014 was a $170.0 million loan to a single borrower, which accounted for $6.8 million of the prepayment penalty income recorded during the year.

Interest Expense

As previously noted, the interest expense we recorded in 2015 was significantly increased by the $773.8 million debt repositioning charge included in the interest expense produced by borrowed funds.

Also included in the year’s interest expense was the interest expense produced by our interest-bearing deposits, which rose $10.4 million year-over-year to $160.1 million in the twelve months ended December 31, 2015. The increase was attributable to a $1.0 billion rise in the average balance of such funds to $25.9 billion and a two-basis point rise in the average cost of such funds to 0.62%.

NOW and money market accounts contributed $7.0 million to the year-over-year increase in interest expense as a $1.0 billion rise in the average balance was accompanied by a three-basis point rise in the average cost of such funds to 0.37%. Savings accounts contributed $15.0 million to the year-over-year increase, as the average balance of such funds rose $951.1 million to $7.5 billion, and the average cost rose 13 basis points to 0.67%. The impact of these increases was partly offset by an $11.6 million decline in the interest expense produced by CDs to $62.9 million as a $964.8 million reduction in the average balance to $5.7 billion combined with a two-basis point decline in the average cost to 1.10%.

(Recoveries of) Provisions for Losses on Loans

(Recovery of) Provision for Losses on Non-Covered Loans

The recovery of losses on non-covered loans, like the provision for such losses, is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies” earlier in this report, and the net recoveries recorded during the year, the Company recovered $3.3 million from the allowance for non-covered loan losses in 2015. In 2014, no recovery of, nor provision for, losses on non-covered loans was recorded, reflecting management’s application of the same methodology.

(Recovery of) Provision for Losses on Covered Loans

When we have reason to believe that the cash flows from certain loan portfolios acquired in our FDIC-assisted transactions will exceed our expectations due to an improvement in the credit quality of those portfolios, we reverse the previously established covered loan loss allowance by recording a recovery. In accordance with this methodology, we recovered $11.7 million and $18.6 million from the allowance for covered loan losses in the twelve months ended December 31, 2015 and 2014, respectively.

Because our FDIC loss sharing agreements call for the FDIC to share in any recoveries of such losses, we record FDIC indemnification expense in “Non-interest income” in the same period that a recovery of covered loan losses occurs. Accordingly, the recoveries of covered loan losses noted above were partially offset by FDIC indemnification expense of $9.3 million and $14.9 million, respectively, as noted in the discussion of “Non-interest income” below.

If we had reason to believe that the cash flows from certain loans acquired in our FDIC-assisted transactions would fall short of our expectations due to a decline in credit quality, we would record a provision for losses on non-covered loans. In accordance with our loss sharing agreements, which also call for the FDIC to share in any covered loan losses, the provision would be partially offset by FDIC indemnification income recorded in “Non-interest income” during the same period.

For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, please see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—mortgage banking income (which consists of income from the origination of one-to-four family loans for sale and income from the servicing of these and other one-to-four family loans); fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and “other” sources, including the revenues produced through the sale of third-party investment products and those produced through our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

Non-interest income rose $9.2 million year-over-year to $210.8 million in the twelve months ended December 31, 2015, reflecting the combination of factors described below:

•

Other non-interest income rose $24.6 million year-over-year to $100.3 million, primarily reflecting gains on the sale of loans, largely through participations; net gains on the sale of OREO properties; and a gain on the sale of a bank-owned building used for retail operations. The respective gains added $26.1 million, $15.8 million, and $13.3 million to other income in 2015. In 2014, the level of non-interest income recorded included a $1.0 million gain on the sale of loans, a $9.3 million net gain on the sale of OREO properties, a $3.9 million gain on Visa shares sold, and the recovery of $17.3 million on a security that had previously been written off.

•

Reflecting the aforementioned decline in the recovery of covered loan losses, FDIC indemnification expense dropped $5.5 million year-over-year to $9.3 million in the twelve months ended December 31, 2015.

•

Mortgage banking income declined $8.8 million year-over-year to $54.1 million, as a $15.5 million increase in income from originations was more than offset by a $24.3 million decline in servicing income to $14.6 million. In addition to a 15-basis point rise in the gain-on-sale margin to 0.88%, the year-over-year increase in income from originations reflects a rise in loan production as consumers were encouraged by the low level of residential mortgage interest rates to purchase new homes or refinance. The decline in servicing income was generally attributable to a mismatch between the change in the valuation of our MSRs and the change in the value of the derivatives used to hedge our MSRs which, in turn, was due to the volatility of interest rates in the third quarter of the year.

•	Net securities gains fell $10.0 million year-over-year to $4.1 million in the twelve months ended December 31, 2015.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in the twelve months ended December 31, 2015, 2014, and 2013:

	For the Years Ended December 31,
(in thousands)	2015	2014	2013
Mortgage banking income	$54,113	$62,953	$78,283
Fee income	34,058	36,585	38,179
BOLI income	27,541	27,150	29,938
Net gain on sale of securities	4,054	14,029	21,036
FDIC indemnification (expense) income	(9,336)	(14,870)	10,206
Loss on OTTI of securities	—	—	(612)
Other income:
Peter B. Cannell & Co., Inc.	26,771	26,176	16,588
Third-party investment product sales	13,292	13,571	15,487
Gain on Visa shares sold	—	3,856	—
Recovery of OTTI of securities	242	17,326	4,255
Other	60,028	14,817	5,470

Total other income	100,333	75,746	41,800

Total non-interest income	$210,763	$201,593	$218,830

It should be noted that the amount of mortgage banking income we record in any given year or quarter is likely to vary, and therefore is difficult to predict. The mortgage banking income we record depends in large part on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand. In addition, the servicing income we record can vary from quarter to quarter, depending on the effectiveness of the hedging we engage in to offset the anticipated impact of changing interest rates on our serviced loans.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

In accordance with ASC 470-50, and as previously noted, $141.2 million of the debt repositioning charge incurred in the fourth quarter was recorded in non-interest expense in 2015. Primarily reflecting this charge and, to a lesser extent, merger-related expenses of $3.7 million, non-interest expense rose $178.4 million from the year-earlier level to $765.9 million in 2015.

Operating expenses accounted for $36.4 million of the year-over-year increase in non-interest expense and totaled $615.6 million in the twelve months ended December 31, 2015. The bulk of the increase was attributable to compensation and benefits expense, which rose $35.8 million year-over-year to $342.6 million. The increase in compensation and benefits expense was due to a combination of factors, including normal increases in compensation, as well as stock incentives; an increase in medical benefits expense and pension expenses; and the expansion of staffing in certain departments in preparation for our expected transition to SIFI status.

The remainder of the increase in operating expenses was the net effect of a $3.4 million rise in occupancy and equipment expense to $102.4 million and a $2.8 million decrease in G&A expense to $170.5 million.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we have branch operations and/or conduct our mortgage banking business.

Reflecting the $915.0 million debt repositioning charge and the $3.7 million of merger-related expenses, the Company recorded a pre-tax loss of $132.0 million and an income tax benefit of $84.9 million in 2015. By comparison, the Company recorded pre-tax income of $773.1 million and income tax expense of $287.7 million in 2014. The effective tax rates were 64.28% and 37.21% in the respective years.

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

Net Interest Income

In 2014, we generated net interest income of $1.1 billion, reflecting a year-over-year decrease of $26.3 million. The reduction was the net effect of a $25.0 million decrease in interest income to $1.7 billion and a $1.2 million increase in interest expense to $542.7 million. Furthermore, our margin declined to 2.67% in 2014 from 3.01% in the prior year. The following factors contributed to the respective declines:

•	In 2014, the five-year CMT ranged from a low of 1.37% to a high of 1.85%, with a 1.64% average. In 2013, the five-year CMT ranged from 0.65% to 1.85%, with an average of 1.17%.

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

•

In 2014, loans accounted for $34.5 billion of average interest-earning assets, reflecting a year-over-year increase of $2.6 billion, or 8.3%. Nevertheless, the interest income produced by loans fell $72.8 million, or 4.9%, to $1.4 billion, as the average yield on such assets fell 57 basis points to 4.10%.

•

In 2014, prepayment penalty income contributed $86.8 million to the interest income on loans, and 25 basis points to the average yield on such assets. In the prior year, prepayment penalty income contributed $136.8 million to the interest income from loans and 43 basis points to the average yield. The remainder of the decline in the average yield was attributable to the replenishment of the portfolio with lower-yielding loans.

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

(Recoveries of ) Provisions for Loan Losses

(Recovery of) Provision for Losses on Non-Covered Loans

In contrast to 2013, when an $18.0 million provision for non-covered loan losses was recorded, no provision was recorded in 2014. Reflecting the modest level of net charge-offs during the year, the allowance for losses on non-covered loans was $139.9 million at the end of December, as compared to $141.9 million at December 31, 2013.

(Recovery of) Provision for Losses on Covered Loans

Reflecting a year-over-year improvement in the credit quality of certain covered loans, we recovered $18.6 million from the allowance for covered loan losses in 2014. In the prior year, we recorded a $12.8 million provision for losses on covered loans, reflecting a decline in the credit quality of certain covered loans.

Accordingly, in 2014, we recorded FDIC indemnification expense of $14.9 million, in contrast to FDIC indemnification income of $10.2 million in the year-earlier twelve months.

Non-Interest Income

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

Non-Interest Expense

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

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014:

	2015				2014
(in thousands, except per share data)	4th (1)	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest (loss) income	$(449,202)	$279,412	$285,097	$292,768	$283,682	$289,029	$283,492	$284,150
(Recovery of) provision for loan losses	(6,317)	(9,028)	334	7	(200)	(3,945)	188	(14,630)
Non-interest income	59,041	37,587	61,901	52,234	70,479	41,286	52,593	37,235
Non-interest expense	309,781	147,308	151,930	156,836	148,111	145,195	147,836	146,325

(Loss) income before income taxes	(693,625)	178,719	194,734	188,159	206,250	189,065	188,061	189,690
Income tax (benefit) expense	(288,818)	64,031	71,030	68,900	75,053	68,807	69,373	74,436

Net (loss) income	$(404,807)	$114,688	$123,704	$119,259	$131,197	$120,258	$118,688	$115,254

Basic (loss) earnings per share	$(0.87)	$0.26	$0.28	$0.27	$0.30	$0.27	$0.27	$0.26

Diluted (loss) earnings per share	$(0.87)	$0.26	$0.28	$0.27	$0.30	$0.27	$0.27	$0.26

(1)	With the exception of the recovery of loan losses and non-interest income, the fourth quarter 2015 amounts reflect the non-routine debt repositioning charge recorded in connection with the prepayment of $10.4 billion of wholesale borrowings. In accordance with ASC 470-50, $773.8 million of the $915.0 million pre-tax charge was recorded in interest expense and $141.2 million was recorded in non-interest expense. On an after-tax basis, the non-routine charge was equivalent to $546.8 million, or $1.17 per diluted share.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Tangible stockholders’ equity, tangible assets, and the related tangible financial measures, should not be considered in isolation or as a substitute for stockholders’ equity or any other financial measure prepared in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP financial measures may differ from that of other companies reporting financial measures with similar names.

Reconciliations of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related financial measures at December 31, 2015 and 2014 follow:

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2015	2014
Stockholders’ Equity	$5,934,696	$5,781,815
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(2,599)	(7,943)

Tangible stockholders’ equity	$3,495,966	$3,337,741

Total Assets	$50,317,796	$48,559,217
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(2,599)	(7,943)

Tangible assets	$47,879,066	$46,115,143

Stockholders’ equity to total assets	11.79%	11.91%
Tangible stockholders’ equity to tangible assets	7.30	7.24

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In 2015, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates; and (3) We replaced $10.4 billion of wholesale borrowings with an average cost of 3.16% and primarily callable features with a like amount of wholesale borrowings with an average cost of 1.58% and fixed maturities.

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

At December 31, 2015, our one-year gap was a negative 17.77%, as compared to a negative 15.92% at December 31, 2014. The 185-basis point change was primarily due to an increase in deposits repricing in one year, which was partially offset by an increase in loans repricing within the same time frame, coupled with an increase in securities expected to be called.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2015 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 20% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 23% and 18% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 57% for the first five years and 43% for years six through ten. NOW accounts were assumed to decay at a rate of 75% for the first five years and 25% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 81% for the first five years and 19% for years six through ten.

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

As of December 31, 2015, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 2.34% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates by a constant prepayment rate of 2.18% per annum.

Interest Rate Sensitivity Analysis

	At December 31, 2015
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,111,964	$5,688,829	$13,082,198	$10,408,084	$4,607,002	$245,612	$38,143,689
Mortgage-related securities (2)(3)	46,234	104,995	203,660	404,761	2,804,259	84,804	3,648,713
Other securities and money market investments (2)	1,137,076	1,162	64,118	1,997	1,856,774	133,038	3,194,165

Total interest-earning assets	5,295,274	5,794,986	13,349,976	10,814,842	9,268,035	463,454	44,986,567

INTEREST-BEARING LIABILITES:
NOW and money market accounts	6,920,987	637,296	806,488	1,802,944	2,901,304	—	13,069,019
Savings accounts	2,575,002	1,262,773	254,883	206,772	3,242,136	—	7,541,566
Certificates of deposit	369,667	4,337,085	529,846	54,015	21,568	306	5,312,487
Borrowed funds	3,930,226	—	7,473,500	4,200,000	—	144,679	15,748,405

Total interest-bearing liabilities	13,795,882	6,237,154	9,064,717	6,263,731	6,165,008	144,985	41,671,477

Interest rate sensitivity gap per period (4)	$(8,500,608)	$(442,168)	$4,285,259	$4,551,111	$3,103,027	$318,469	$3,315,090

Cumulative interest rate sensitivity gap	$(8,500,608)	$(8,942,776)	$(4,657,517)	$(106,406)	$2,996,621	$3,315,090

Cumulative interest rate sensitivity gap as a percentage of total assets	(16.89)%	(17.77)%	(9.26)%	(0.21)%	5.96%	6.59%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	38.38%	55.36%	83.99%	99.70%	107.22%	107.96%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV at December 31, 2015, based on the information and assumptions in effect at that date, and assuming the changes in interest rates noted:

(dollars in thousands)

Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$51,190,211	$44,302,467	$6,887,744	$—	—%
+100	50,468,980	43,920,151	6,548,829	(338,915)	(4.92)
+200	49,696,500	43,552,938	6,143,562	(744,182)	(10.80)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at December 31, 2015, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(4.55)%
+200 over one year	(7.98)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in other changes to our gap, NPV, and/or net interest income simulation.

In the event that our net interest income and NPV sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

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

Where temporary changes in market conditions or volume levels result in significant increases in interest rate risk, strategies may involve reducing open positions or employing synthetic hedging techniques to more immediately reduce risk exposure. Where variance from policy tolerances is triggered by more fundamental imbalances in the risk profiles of core loan and deposit products, a remedial strategy may involve restoring balance through natural hedges to the extent possible before employing synthetic hedging techniques. Other strategies might include:

•	Asset restructuring, involving sales of assets having higher risk profiles, or a gradual restructuring of the asset mix over time to affect the maturity or repricing schedule of assets;

•	Liability restructuring, whereby product offerings and pricing are altered or wholesale borrowings are employed to affect the maturity structure or repricing of liabilities;

•	Expansion or shrinkage of the balance sheet to correct imbalances in the repricing or maturity periods between assets and liabilities; and/or

•	Use or alteration of off-balance sheet positions, including interest rate swaps, caps, floors, options, and forward-purchase or sales commitments.

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2015, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.27% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 4.03% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2015	2014
ASSETS:
Cash and cash equivalents	$537,674	$564,150
Securities:
Available for sale ($0 and $11,436 pledged, respectively)	204,255	173,783
Held-to-maturity ($2,152,939 and $4,584,886 pledged, respectively) (fair value of $6,108,529 and $7,085,971, respectively)	5,969,390	6,922,667

Total securities	6,173,645	7,096,450

Non-covered loans held for sale	367,221	379,399
Non-covered loans held for investment, net of deferred loan fees and costs	35,763,204	33,024,956
Less: Allowance for losses on non-covered loans	(147,124)	(139,857)

Non-covered loans held for investment, net	35,616,080	32,885,099
Covered loans	2,060,089	2,428,622
Less: Allowance for losses on covered loans	(31,395)	(45,481)

Covered loans, net	2,028,694	2,383,141

Total loans, net	38,011,995	35,647,639
Federal Home Loan Bank stock, at cost	663,971	515,327
Premises and equipment, net	322,307	319,002
FDIC loss share receivable	314,915	397,811
Goodwill	2,436,131	2,436,131
Core deposit intangibles	2,599	7,943
Mortgage servicing rights	247,734	227,297
Bank-owned life insurance	931,627	915,156
Other real estate owned (includes $25,817 and $32,048, respectively, covered by loss sharing agreements)	39,882	94,004
Other assets	635,316	338,307

Total assets	$50,317,796	$48,559,217

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$13,069,019	$12,549,600
Savings accounts	7,541,566	7,051,622
Certificates of deposit	5,312,487	6,420,598
Non-interest-bearing accounts	2,503,686	2,306,914

Total deposits	28,426,758	28,328,734
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,463,800	10,183,132
Repurchase agreements	1,500,000	3,425,000
Federal funds purchased	426,000	260,000

Total wholesale borrowings	15,389,800	13,868,132
Junior subordinated debentures	358,605	358,355

Total borrowed funds	15,748,405	14,226,487
Other liabilities	207,937	222,181

Total liabilities	44,383,100	42,777,402

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 484,968,024 and 442,659,460 shares issued, and 484,943,308 and 442,587,190 shares outstanding, respectively)	4,850	4,427
Paid-in capital in excess of par	6,023,882	5,369,623
(Accumulated deficit) retained earnings	(36,568)	464,569
Treasury stock, at cost (24,716 and 72,270 shares, respectively)	(447)	(1,118)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $2,153 and $2,022, respectively	3,031	2,990
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,400 and $3,444, respectively	(5,318)	(5,387)
Net unrealized loss on pension and post-retirement obligations, net of tax of $37,279 and $36,118, respectively	(54,734)	(53,289)

Total accumulated other comprehensive loss, net of tax	(57,021)	(55,686)

Total stockholders’ equity	5,934,696	5,781,815

Total liabilities and stockholders’ equity	$50,317,796	$48,559,217

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
INTEREST INCOME:
Mortgage and other loans	$1,441,462	$1,414,884	$1,487,662
Securities and money market investments	250,122	268,183	220,436

Total interest income	1,691,584	1,683,067	1,708,098

INTEREST EXPENSE:
NOW and money market accounts	46,467	39,508	35,884
Savings accounts	50,776	35,727	21,950
Certificates of deposit	62,906	74,511	83,805
Borrowed funds	1,123,360	392,968	399,843

Total interest expense	1,283,509	542,714	541,482

Net interest income	408,075	1,140,353	1,166,616
(Recovery of) provision for losses on non-covered loans	(3,334)	—	18,000
(Recovery of) provision for losses on covered loans	(11,670)	(18,587)	12,758

Net interest income after (recoveries of) provisions for loan losses	423,079	1,158,940	1,135,858

NON-INTEREST INCOME:
Total loss on OTTI of securities	—	—	(612)
Less: Non-credit portion of OTTI recorded in other comprehensive (loss) income (before taxes)	—	—	—

Net loss on OTTI recognized in earnings	—	—	(612)
Mortgage banking income	54,113	62,953	78,283
Fee income	34,058	36,585	38,179
Bank-owned life insurance	27,541	27,150	29,938
Net gain on sales of securities	4,054	14,029	21,036
FDIC indemnification (expense) income	(9,336)	(14,870)	10,206
Other	100,333	75,746	41,800

Total non-interest income	210,763	201,593	218,830

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	342,624	306,848	313,196
Occupancy and equipment	102,435	99,016	97,252
General and administrative	170,541	173,306	181,330

Total operating expenses	615,600	579,170	591,778
Amortization of core deposit intangibles	5,344	8,297	15,784
Debt repositioning charge	141,209	—	—
Merger-related expenses	3,702	—	—

Total non-interest expense	765,855	587,467	607,562

(Loss) income before income taxes	(132,013)	773,066	747,126
Income tax (benefit) expense	(84,857)	287,669	271,579

Net (loss) income	$(47,156)	$485,397	$475,547

Other comprehensive (loss) income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $437; $4,343; and $4,765, respectively	475	6,407	(7,043)
Change in the non-credit portion of OTTI losses recognized in other comprehensive (loss) income, net of tax of $44; $142; and $5,028, respectively	69	217	7,921
Change in pension and post-retirement obligations, net of tax of $1,161; $14,992; and $20,116, respectively	(1,445)	(22,123)	29,628
Less: Reclassification adjustment for sales of available-for-sale securities and loss on OTTI of securities, net of tax of $306; $2,492; and $3,578, respectively	(434)	(3,694)	(5,294)

Total other comprehensive (loss) income, net of tax	(1,335)	(19,193)	25,212

Total comprehensive (loss) income, net of tax	$(48,491)	$466,204	$500,759

Basic (loss) earnings per share	$(0.11)	$1.09	$1.08

Diluted (loss) earnings per share	$(0.11)	$1.09	$1.08

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2015	2014	2013
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,427	$4,409	$4,391
Shares issued for restricted stock awards (1,683,564; 1,782,601; and 1,729,950, respectively)	17	18	18
Shares issued in follow-on common stock offering (40,625,000 shares)	406	—	—

Balance at end of year	4,850	4,427	4,409

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	5,369,623	5,346,017	5,327,111
Shares issued for restricted stock awards, net of forfeitures	(7,708)	(7,073)	(5,093)
Compensation expense related to restricted stock awards	30,205	27,454	22,247
Proceeds from follow-on common stock offering, net	629,276	—	—
Stock options exercised	—	—	60
Tax effect of stock plans	2,486	3,225	1,692

Balance at end of year	6,023,882	5,369,623	5,346,017

(ACCUMULATED DEFICIT) RETAINED EARNINGS:
Balance at beginning of year	464,569	422,761	387,534
Net (loss) income	(47,156)	485,397	475,547
Dividends paid on common stock ($1.00 per share in each year)	(453,981)	(442,204)	(440,308)
Stock options exercised	—	(82)	(12)
Effect of adopting Accounting Standards Update No. 2014-01	—	(1,303)	—

Balance at end of year	(36,568)	464,569	422,761

TREASURY STOCK:
Balance at beginning of year	(1,118)	(1,032)	(1,067)
Purchase of common stock (448,223; 439,437; and 383,640 shares, respectively)	(7,020)	(7,283)	(5,319)
Exercise of stock options (8,990 and 20,234 shares, respectively)	—	142	279
Shares issued for restricted stock awards (495,777; 422,097; and 382,471 shares, respectively)	7,691	7,055	5,075

Balance at end of year	(447)	(1,118)	(1,032)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(55,686)	(36,493)	(61,705)
Other comprehensive (loss) income, net of tax	(1,335)	(19,193)	25,212

Balance at end of year	(57,021)	(55,686)	(36,493)

Total stockholders’ equity	$5,934,696	$5,781,815	$5,735,662

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47,156)	$485,397	$475,547
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recoveries of) provisions for loan losses	(15,004)	(18,587)	30,758
Depreciation and amortization	31,497	27,792	28,092
Amortization of discounts and premiums, net	(8,069)	(8,293)	(3,600)
Amortization of core deposit intangibles	5,344	8,297	15,784
Net gain on sales of securities	(4,054)	(14,029)	(21,036)
Gain on sales of loans	(65,649)	(24,066)	(50,885)
Gain on Visa shares sold	—	(3,856)	—
Stock plan-related compensation	30,205	27,454	22,247
Deferred tax (benefit) expense	(31,289)	26,151	25,177
Loss on OTTI of securities recognized in earnings	—	—	612
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(196,899)	105,575	(92,089)
Increase (decrease) in other liabilities	15,425	(16,020)	49,442
Origination of loans held for sale	(4,680,243)	(3,189,694)	(6,213,592)
Proceeds from sales of loans originated for sale	4,545,466	3,316,296	7,109,473

Net cash (used in) provided by operating activities	(420,426)	722,417	1,375,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	940,580	775,347	680,715
Proceeds from repayment of securities available for sale	9,889	9,787	59,362
Proceeds from sales of securities held to maturity	44,104	139,294	191,142
Proceeds from sales of securities available for sale	278,689	333,725	631,802
Purchase of securities held to maturity	(20,021)	(150,338)	(4,029,981)
Purchase of securities available for sale	(318,027)	(226,000)	(554,239)
Proceeds from sale of Visa shares	—	3,856	—
Net (purchase) redemption of Federal Home Loan Bank stock	(148,644)	46,063	(92,245)
Net increase in loans	(4,072,135)	(3,482,686)	(2,022,625)
Proceeds from sales of loans	1,923,208	478,605	—
Purchase of premises and equipment, net	(34,802)	(73,495)	(37,242)

Net cash used in investing activities	(1,397,159)	(2,145,842)	(5,173,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	98,024	2,667,742	783,471
Net increase (decrease) in short-term borrowed funds	768,100	(767,900)	2,466,100
Proceeds from long-term borrowed funds	11,243,500	50,000	2,460,312
Repayments of long-term borrowed funds	(10,489,682)	(160,615)	(3,251,601)
Tax effect of stock plans	2,486	3,225	1,692
Proceeds received from follow-on common stock offering, net	629,682	—	—
Cash dividends paid on common stock	(453,981)	(442,204)	(440,308)
Treasury stock purchases	(7,020)	(7,283)	(5,319)
Net cash received from stock option exercises	—	60	326

Net cash provided by financing activities	1,791,109	1,343,025	2,014,673

Net decrease in cash and cash equivalents	(26,476)	(80,400)	(1,782,708)
Cash and cash equivalents at beginning of year	564,150	644,550	2,427,258

Cash and cash equivalents at end of year	$537,674	$564,150	$644,550

Supplemental information:
Cash paid for interest	$540,818	$553,811	$552,501
Cash paid for income taxes	187,608	247,589	212,181
Cash paid for prepayment penalties on borrowings	914,965	—	—
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$ 47,096	$ 86,545	$115,215
Transfer of loans from held for investment to held for sale	1,897,075	654,758	—
Transfer of loans from held for sale to held for investment	153,578	—	—
Shares issued for restricted stock awards	7,708	7,073	5,093

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

The Company changed its name to New York Community Bancorp, Inc. on November 21, 2000 in anticipation of completing the first of seven business combinations that expanded its footprint well beyond Queens County to encompass all five boroughs of New York City, Long Island, and Westchester County in New York, and seven counties in the northern and central parts of New Jersey. The Company expanded beyond this region to south Florida, northeast Ohio, and central Arizona through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of AmTrust Bank (“AmTrust”) in December 2009, and extended its Arizona franchise through its FDIC-assisted acquisition of certain assets and its assumption of certain liabilities of Desert Hills Bank (“Desert Hills”) in March 2010. On June 28, 2012, the Company completed its 11th transaction when it assumed certain deposits of Aurora Bank FSB. On October 29, 2015, the Company announced the signing of a definitive merger agreement with Astoria Financial Corporation (“Astoria Financial”); pending receipt of the necessary shareholder and regulatory approvals, Astoria Financial will merge with and into the Company, and Astoria Bank will merge with and into the Community Bank.

Reflecting its growth through acquisitions, the Community Bank currently operates 227 branches, two of which operate directly under the Community Bank name. The remaining 225 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the name “Atlantic Bank.”

On September 17, 2015, the Company submitted an application to the FDIC and the New York State Department of Financial Services (the “NYSDFS”) requesting approval to merge the Commercial Bank with and into the Community Bank. The merger of the Company’s two bank subsidiaries is not expected to impact either bank’s customers or employees.

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

When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. The presentation of long-term borrowings in the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 are presented on a gross basis to conform to the presentation of long-term borrowings in the year ended December 31, 2015.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2015 and 2014, the Company’s cash and cash equivalents totaled $537.7 million and $564.2 million, respectively. Included in cash and cash equivalents at those dates were $119.2 million and $135.2 million of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2015 and 2014 were federal funds sold of $4.6 million and $6.8 million, respectively. In addition, the Company had $250.0 million in pledged reverse repurchase agreements outstanding at December 31, 2015 and 2014.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System (the “FRB”), the Company was required to maintain total reserves with the Federal Reserve Bank of New York of $158.3 million and $129.5 million, respectively, at December 31, 2015 and 2014, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

Securities Held to Maturity and Available for Sale

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of OTTI recorded in accumulated other comprehensive loss, net of tax (“AOCL”).

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline. As interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any such decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in “Non-interest income.” Our assessment of a decline in fair value requires judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

Premiums and discounts on securities are amortized to expense and accreted to income over the remaining period to contractual maturity using a method that approximates the interest method, and are adjusted for anticipated prepayments. Dividend and interest income are recognized when earned. The cost of securities sold is based on the specific identification method.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (the “FHLB”) of New York (the “FHLB-NY”), the Company is required to hold shares of FHLB stock, which is carried at cost. The Company’s holding requirement varies based on certain factors, including its outstanding borrowings from the FHLB-NY. In connection with the FDIC-assisted acquisitions of AmTrust and Desert Hills, the Company acquired stock in the FHLBs of Cincinnati and San Francisco, all of which was redeemed in the fourth quarter of 2015.

The Company conducts a periodic review and evaluation of its FHLB stock to determine if any impairment exists. The factors considered in this process include, among others, significant deterioration in FHLB earnings performance, credit rating, or asset quality; significant adverse changes in the regulatory or economic environment; and other factors that could raise significant concerns about the creditworthiness and the ability of the applicable FHLB to continue as a going concern.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowances for loan losses.

Loans held for sale are originated by the Community Bank through its mortgage banking operation, and primarily are sold to government-sponsored enterprises (“GSEs”), with the servicing typically retained. The loans originated for sale by the mortgage banking operation are carried at fair value. The fair value of held-for-sale loans is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in mortgage interest rates subsequent to loan funding, and changes in the fair value of the servicing rights associated with the mortgage loans held for sale. In addition, loans originated as “held for investment” and subsequently designated as “held for sale” are transferred to held for sale at fair value.

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

Allowances for Loan Losses

Allowance for Losses on Non-Covered Loans

The allowance for losses on non-covered loans represents the Company’s estimate of probable and estimable losses inherent in the non-covered loan portfolio as of the date of the balance sheet. Losses on non-covered loans are charged against, and recoveries of losses on non-covered loans are credited back to, the allowance for losses on non-covered loans.

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

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2015 and 2014 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on management’s evaluation of incurred losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as “impaired” when, based on current information and/or events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company applies this classification as necessary to non-covered loans individually evaluated for impairment in its portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans to certain borrowers who have experienced financial difficulty and for which the terms have been modified, resulting in a concession, are considered troubled debt restructurings (“TDRs”) and are classified as impaired.

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

Management also follows a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying management’s loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each major loan category. Management also takes into account an estimated historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment. During 2015, this methodology was enhanced by estimating the loss emergence period using a more granular segmentation approach.

The allocation methodology consists of the following components: First, we determine an allowance for loan losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. Lastly, management allocates an allowance for loan losses based on qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management, which include, but are not limited to:

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

In the first quarter of 2015, the Company changed the historical loss period it uses to determine the allowance for loan losses on non-covered loans from a rolling 16-quarter look-back period to a rolling 24-quarter look-back period, as it believes that this produces a more appropriate reflection of its historical loss experience. This change has not had a significant effect on the current allowance for losses on non-covered loans, nor is it expected to do so for the foreseeable future.

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

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, during the loss share recovery period, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. During the loss share recovery period, a related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the applicable loss sharing agreement percentage.

Please see Note 6, “Allowances for Loan Losses” for a further discussion of the allowance for losses on covered loans, as well as additional information about the allowance for losses on non-covered loans.

FDIC Loss Share Receivable

The FDIC loss share receivable is initially recorded at fair value and is measured separately from the covered loans acquired in the AmTrust and Desert Hills acquisitions as it is not contractually embedded in any of the covered loans. The loss share receivable related to estimated future loan losses is not transferable should the Company sell a covered loan prior to foreclosure or maturity. The loss share receivable represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the loss sharing percentages. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

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

The Company’s FDIC loss sharing agreements pertaining to the covered loans acquired in connection with the AmTrust and Desert Hills acquisitions are scheduled to expire in December 2019 and March 2020, respectively.

Goodwill Impairment

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level at least once a year. We performed our annual goodwill impairment test as of December 31, 2015 and found no indication of goodwill impairment at that date. In addition to being tested annually, goodwill would be tested in less than one year’s time if there were a “triggering event.” During the year ended December 31, 2015, no triggering events were identified.

The goodwill impairment analysis is a two-step test. However, a company can, under ASU No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company did not elect to perform a qualitative assessment of its goodwill in 2015. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

Step 2 involves calculating an implied fair value of goodwill for each reporting segment for which impairment was indicated in Step 1. The implied fair value of goodwill is determined in a manner similar to the method for determining the amount of goodwill calculated in a business combination, i.e., by measuring the excess of the estimated fair value of the reporting segment, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities, and identifiable intangibles, as if the reporting segment were being acquired in a business combination at the impairment test date. If the implied fair value of goodwill exceeds the carrying amount of goodwill assigned to the reporting segment, there is no impairment. If the carrying amount of goodwill assigned to a reporting segment exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying amount of goodwill assigned to a reporting segment, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

Core Deposit Intangibles

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2015, 2014, or 2013. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Operations and Comprehensive (Loss) Income for the period in which such impairment is identified.

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

Depreciation and amortization are included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive (Loss) Income, and amounted to $31.5 million, $27.8 million, and $28.1 million, respectively, in the years ended December 31, 2015, 2014, and 2013.

Mortgage Servicing Rights

The Company recognizes the right to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights,” or “MSRs.” MSRs are generally recognized when loans are sold whole or in part (i.e., as a “participation”), servicing retained. Both of the Company’s two classes of MSRs, residential and participation, are initially recorded at fair value. While residential MSRs continue to be carried at fair value, participation MSRs are subsequently amortized and carried at the lower of their fair value or amortized amount on a quarterly basis. The amortization is recorded in proportion to, and over the period of, estimated net servicing income.

The Company bases the fair value of its MSRs on a valuation performed by a third-party valuation specialist. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of residential MSRs are reported in “Mortgage banking income” and changes in the value of participation MSRs are reported in “Other income” in the period during which such changes occur.

Please see Note 11, “Intangible Assets,” for additional information regarding residential and participation MSRs.

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

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. At December 31, 2015 and 2014, the Company’s investment in BOLI was $931.6 million and $915.2 million, respectively. There were no additional purchases of BOLI during the years ended December 31, 2015 or 2014. The Company’s investment in BOLI generated income of $27.5 million, $27.2 million, and $29.9 million, respectively, during the years ended December 31, 2015, 2014, and 2013.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the property, and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative” expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. At December 31, 2015 and 2014, respectively, the Company had other real estate owned (“OREO”) of $39.9 million and $94.0 million, including OREO of $25.8 million and $32.0 million that is covered under the Company’s FDIC loss sharing agreements.

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

Stock Incentives

Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2015, the Company had 12,233,512 shares available for grant under the 2012 Stock Incentive Plan, including 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, please see Note 13, “Stock-Related Benefit Plans.”

Retirement Plans

The Company’s pension benefit obligations and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts in accordance with GAAP. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns, mortality rates, turnover, and the rate of compensation increase.

Under GAAP, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in AOCL until they are amortized as a component of net periodic benefit cost.

(Loss) Earnings per Share (Basic and Diluted)

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

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

The following table presents the Company’s computation of basic and diluted (loss) earnings per share for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2015	2014	2013
Net (loss) income	$(47,156)	$485,397	$475,547
Less: Dividends paid on and (loss)/earnings allocated to participating securities	(3,357)	(3,425)	(3,008)

(Loss) earnings applicable to common stock	$(50,513)	$481,972	$472,539

Weighted average common shares outstanding	448,982,223	440,988,102	439,251,238

Basic (loss) earnings per common share	$(0.11)	$1.09	$1.08

(Loss) earnings applicable to common stock	$(50,513)	$481,972	$472,539

Weighted average common shares outstanding	448,982,223	440,988,102	439,251,238
Potential dilutive common shares (1)	—	—	—

Total shares for diluted (loss) earnings per share computation	448,982,223	440,988,102	439,251,238

Diluted (loss) earnings per common share and common share equivalents	$(0.11)	$1.09	$1.08

(1)	Options to purchase 58,560 shares and 60,300 shares, respectively, of the Company’s common stock that were outstanding as of December 31, 2014 and 2013, at respective weighted average exercise prices of $18.04 and $17.99, were excluded from the respective computations of diluted EPS because their inclusion would have had an antidilutive effect.

Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 will require organizations that lease assets (hereinafter referred to as “lessees”) to recognize as assets and liabilities on the balance sheet the respective rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. ASU 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-02 may have on the Company’s consolidated statements of condition or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU No. 2016-01 require all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those resulting in consolidation of the investee). The amendments in ASU No. 2016-01 also require an entity to present separately in “Other comprehensive income” the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU No. 2016-01 eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. (ASU No. 2016-01 is the final version of Proposed ASU No. 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU No. 2013-221—Financial Instruments—Overall (Subtopic 825-10).) ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is not expected to have a material effect on the Company’s consolidated statements of condition or results of operations.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The amendments in ASU No. 2014-11 require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a “repurchase financing”), which will result in secured borrowing accounting for the repurchase agreement. ASU No. 2014-11 requires disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions, and the tenor of those transactions. The accounting changes in ASU No. 2014-11 are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for certain transactions accounted for as sales is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of ASU No. 2014-11 did not have a material effect on the Company’s consolidated statements of condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, “Revenue from Contracts with Customers,” and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2014-09 may have on the Company’s consolidated statements of condition or results of operations.

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

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2015
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive (Loss) Income
Unrealized gains on available-for-sale securities	$740	Net gain on sales of securities
	(306)	Tax expense

	$434	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Prior-service costs	$249	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(8,591)	Included in the computation of net periodic (credit) expense (2)

	(8,342)	Total before tax
	3,458	Tax benefit

	$(4,884)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$4,450

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 12, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2015 and 2014:

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$53,820	$33	$1	$53,852

Other Securities:
Municipal bonds	$725	$70	$—	$795
Capital trust notes	9,444	—	2,480	6,964
Preferred stock	118,205	7,415	248	125,372
Mutual funds and common stock(2)	16,877	470	75	17,272

Total other securities	$145,251	$7,955	$2,803	$150,403

Total securities available for sale	$199,071	$7,988	$2,804	$204,255

(1)	Government-sponsored enterprise.
(2)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$18,350	$1,350	$—	$19,700

Other Securities:
Municipal bonds	$841	$101	$—	$942
Capital trust notes	13,431	31	1,980	11,482
Preferred stock	118,205	5,246	440	123,011
Common stock	17,943	748	43	18,648

Total other securities	$150,420	$6,126	$2,463	$154,083

Total securities available for sale	$168,770	$7,476	$2,463	$173,783

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2015 and 2014:

	December 31, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,269,828	$2,269,828	$76,827	$4,722	$2,341,933
GSE CMOs (1)	1,325,033	1,325,033	53,236	57	1,378,212

Total mortgage-related securities	$3,594,861	$3,594,861	$130,063	$4,779	$3,720,145

Other Securities:
GSE debentures	$2,159,856	$2,159,856	$23,892	$7,568	$2,176,180
Corporate bonds	73,756	73,756	10,503	—	84,259
Municipal bonds	75,317	75,317	262	1,084	74,495
Capital trust notes	74,317	65,600	3,750	15,900	53,450

Total other securities	$2,383,246	$2,374,529	$38,407	$24,552	$2,388,384

Total securities held to maturity (2)	$5,978,107	$5,969,390	$168,470	$29,331	$6,108,529

(1)	Collateralized mortgage obligations.
(2)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2015, the non-credit portion of OTTI recorded in AOCL was $8.7 million (before taxes).

	December 31, 2014
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,468,791	$2,468,791	$106,414	$3,838	$2,571,367
GSE CMOs	1,610,243	1,610,243	65,075	711	1,674,607

Total mortgage-related securities	$4,079,034	$4,079,034	$171,489	$4,549	$4,245,974

Other Securities:
GSE debentures	$2,635,989	$2,635,989	$24,173	$32,920	$2,627,242
Corporate bonds	73,317	73,317	12,113	—	85,430
Municipal bonds	58,682	58,682	—	1,027	57,655
Capital trust notes	84,476	75,645	5,193	11,168	69,670

Total other securities	$2,852,464	$2,843,633	$41,479	$45,115	$2,839,997

Total securities held to maturity (1)	$6,931,498	$6,922,667	$212,968	$49,664	$7,085,971

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2014, the non-credit portion of OTTI recorded in AOCL was $8.8 million (before taxes).

At December 31, 2015 and 2014, respectively, the Company had $664.0 million and $515.3 million of FHLB stock, at cost, with the year-end 2015 amount consisting entirely of stock in the FHLB-NY. The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2015, 2014 and 2013:

	December 31,
(in thousands)	2015	2014	2013
Gross proceeds	$278,689	$333,725	$631,802
Gross realized gains	1,159	6,186	9,529
Gross realized losses	4	—	45

In addition, during the twelve months ended December 31, 2015, the Company sold held-to-maturity securities with gross proceeds of $44.1 million and realized gains of $2.9 million. During the twelve months ended December 31, 2014, the Company sold held-to-maturity securities with gross proceeds of $139.3 million and realized gains of $7.8 million. All of the held-to-maturity securities sold in 2015 and 2014 were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance.

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

(in thousands)	For the Twelve Months Ended December 31, 2015
Beginning credit loss amount as of December 31, 2014	$199,008
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in expected cash flows on debt securities	242

Ending credit loss amount as of December 31, 2015	$198,766

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at December 31, 2015, by contractual maturity.

	At December 31, 2015
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$435	2.96%	$—	—%	$436
Due from one to five years	307,108	3.71	59,860	4.17	—	—	—	—	389,464
Due from five to ten years	2,857,493	3.21	2,099,996	2.74	—	—	64,109	4.70	5,140,090
Due after ten years	430,260	2.97	—	—	74,882	2.90	75,247	5.07	578,539

Total securities held to maturity	$3,594,861	3.22%	$2,159,856	2.78%	$75,317	2.90%	$139,356	4.90%	$6,108,529

Available-for-Sale Securities: (3)
Due within one year	$—	—%	$—	—%	$149	6.39%	$—	—%	$154
Due from one to five years	1,860	7.45	—	—	576	6.56	—	—	2,533
Due from five to ten years	—	—	—	—	—	—	—	—	—
Due after ten years	51,960	4.98	—	—	—	—	9,444	4.30	58,924

Total securities available for sale	$53,820	5.06%	$—	—%	$725	6.52%	$9,444	4.30%	$61,611

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes. Included in capital trust notes are $62,000 of pooled trust preferred securities held to maturity, all of which are due after ten years. The remaining capital trust notes consist of single-issue trust preferred securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2015:

At December 31, 2015	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Securities:
GSE debentures	$547,484	$728	$1,176,949	$6,840	$1,724,433	$7,568
GSE certificates	299,019	4,608	3,899	114	302,918	4,722
GSE CMOs	9,943	57	—	—	9,943	57
Municipal bonds	42,083	1,084	—	—	42,083	1,084
Capital trust notes	24,601	399	20,710	15,501	45,311	15,900

Total temporarily impaired held-to-maturity securities	$923,130	$6,876	$1,201,558	$22,455	$2,124,688	$29,331

Temporarily Impaired Available-for-Sale Securities:
GSE certificates	$51,959	$1	$—	$—	$51,959	$1
Capital trust notes	1,968	32	4,997	2,448	6,965	2,480
Equity securities	51,775	323	—	—	51,775	323

Total temporarily impaired available-for-sale securities	$105,702	$356	$4,997	$2,448	$110,699	$2,804

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2014:

At December 31, 2014	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Securities:
GSE debentures	$—	$—	$2,204,399	$32,920	$2,204,399	$32,920
GSE certificates	—	—	242,909	3,838	242,909	3,838
GSE CMOs	—	—	72,209	711	72,209	711
Municipal bonds	13,735	195	43,058	832	56,793	1,027
Capital trust notes	—	—	25,019	11,168	25,019	11,168

Total temporarily impaired held-to-maturity securities	$13,735	$195	$2,587,594	$49,469	$2,601,329	$49,664

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	$—	$—	$5,451	$1,980	$5,451	$1,980
Equity securities	53,721	364	15,174	119	68,895	483

Total temporarily impaired available-for-sale securities	$53,721	$364	$20,625	$2,099	$74,346	$2,463

An OTTI loss on impaired securities must be fully recognized in earnings if an investor has the intent to sell the debt security, or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss occurs, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts of impairment relating to factors other than credit losses are recorded in AOCL.

Securities in unrealized loss positions are analyzed as part of the Company’s ongoing assessment of OTTI. When the Company intends to sell such securities, the Company recognizes an impairment loss equal to the full difference between the amortized cost basis and the fair value of those securities. When the Company does not intend to sell equity or debt securities in an unrealized loss position, potential OTTI is considered based on a variety of factors, including the length of time and extent to which the fair value has been less than the cost; adverse conditions specifically related to the industry, the geographic area, or financial condition of the issuer, or the underlying collateral of a security; the payment structure of the security; changes to the rating of the security by a rating agency; the volatility of the fair value changes; and changes in the fair value of the security after the balance sheet date. For debt securities, the Company estimates cash flows over the remaining life of the underlying collateral to assess whether credit losses exist and, where applicable, to determine if any adverse changes in cash flows have occurred.

The Company’s cash flow estimates take into account expectations of relevant market and economic data as of the end of the reporting period. As of December 31, 2015, the Company did not intend to sell its securities with an unrealized loss position, and it was more likely than not that the Company would not be required to sell these securities before recovery of their amortized cost basis. The Company believes that the securities with an unrealized loss position were not other-than-temporarily impaired as of December 31, 2015. Other factors considered in determining whether or not an impairment is temporary include the severity of the impairment; the cause of the impairment; the near-term prospects of the issuer; and the forecasted recovery period using current estimates of volatility in market interest rates, including liquidity and risk premiums.

Management’s assertion regarding its intent not to sell, or that it is not more likely than not that the Company will be required to sell a security before its anticipated recovery, is based on a number of factors, including a quantitative estimate of the expected recovery period (which may extend to maturity), and management’s intended strategy with respect to the identified security or portfolio. If management does have the intent to sell, or believes it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the unrealized loss is charged directly to earnings in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

The unrealized losses on the Company’s GSE mortgage-related securities, GSE municipal bonds, and GSE debentures at December 31, 2015 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

The Company reviews quarterly financial information related to its investments in municipal bonds and capital trust notes, as well as other information that is released by each of the issuers of such bonds and notes, to determine their continued creditworthiness. The contractual terms of these investments do not permit settling the securities at prices that are less than the amortized costs of the investments. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and thus result in potential OTTI losses, include, but are not limited to: government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and illiquidity in the financial markets.

At December 31, 2015, the Company’s equity securities portfolio consisted of perpetual preferred stock, common stock, and mutual funds. The Company considers a decline in the fair value of available-for-sale equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at December 31, 2015, were primarily caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other than temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or the failure of the securities to fully recover in value as presently forecasted by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2015 consisted of seven agency debt securities, five capital trust notes, and two agency mortgage-backed securities. At December 31, 2014, the investment securities designated as having a continuous loss position for twelve months or more consisted of 16 agency mortgage-backed securities, 17 GSE debt securities, three GSE CMOs, five capital trust notes, two GSE municipal bonds, and one preferred stock security. At December 31, 2015 and 2014, the combined market value of the respective securities represented unrealized losses of $24.9 million and $51.6 million. At December 31, 2015, the fair value of securities having a continuous loss position for twelve months or more was 2.0% below the collective amortized cost of $1.2 billion. At December 31, 2014, the fair value of such securities was 1.9% below the collective amortized cost of $2.7 billion.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2015 and 2014:

	December 31,
	2015		2014
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$25,971,629	72.67%	$23,831,846	72.21%
Commercial real estate	7,857,204	21.98	7,634,320	23.13
Acquisition, development, and construction	311,676	0.87	258,116	0.78
One-to-four family	116,841	0.33	138,915	0.42

Total mortgage loans held for investment	$34,257,350	95.85	$31,863,197	96.54

Other Loans:
Commercial and industrial	1,085,529	3.04	900,551	2.73
Lease financing, net of unearned income of $43,553 and $18,913, respectively	365,027	1.02	208,670	0.63

Total commercial and industrial loans	1,450,556	4.06	1,109,221	3.36
Purchased credit-impaired loans (1)	8,344	0.02	—	—
Other	24,239	0.07	31,943	0.10

Total other loans held for investment	1,483,139	4.15	1,141,164	3.46

Total non-covered loans held for investment	$35,740,489	100.00%	$33,004,361	100.00%

Net deferred loan origination costs	22,715		20,595
Allowance for losses on non-covered loans	(147,124)		(139,857)

Non-covered loans held for investment, net	$35,616,080		$32,885,099

Covered loans	2,060,089		2,428,622
Allowance for losses on covered loans	(31,395)		(45,481)

Covered loans, net	$2,028,694		$2,383,141
Loans held for sale	367,221		379,399

Total loans, net	$38,011,995		$35,647,639

(1)	Includes $941,000 of multi-family loans; $6.0 million of commercial real estate loans; $835,000 of acquisition, development, and construction loans; $436,000 of commercial and industrial loans; and $162,000 of other loans that were included in “Covered loans” at December 31, 2014.

Non-Covered Loans

Non-Covered Loans Held for Investment

The majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City that are rent-regulated and feature below-market rents. In addition, the Company originates commercial real estate (“CRE”) loans, most of which are collateralized by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties that are located in New York City and on Long Island.

The Company also originates acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans, for investment. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, “specialty finance loans and leases”) that generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide; and “other” C&I loans that primarily are made to small and mid-size businesses in Metro New York. “Other” C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

The repayment of multi-family and CRE loans generally depends on the income produced by the underlying properties which, in turn, depends on their successful operation and management. To mitigate the potential for credit losses, the Company underwrites its loans in accordance with credit standards it considers to be prudent, looking first at the consistency of the cash flows being produced by the underlying property. In addition, multi-family buildings and CRE properties are inspected as a prerequisite to approval, and independent appraisers, whose appraisals are carefully reviewed by the Company’s in-house appraisers, perform appraisals on the collateral properties. In many cases, a second independent appraisal review is performed. To further manage its credit risk, the Company’s lending policies limit the amount of credit granted to any one borrower and typically require conservative debt coverage service ratios and loan-to-value ratios. Nonetheless, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. Accordingly, there can be no assurance that its underwriting policies will protect the Company from credit-related losses or delinquencies.

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. Accordingly, borrowers are required to provide a guarantee of repayment and completion, and loan proceeds are disbursed as construction progresses, as certified by in-house or third-party engineers. The Company seeks to minimize the credit risk on ADC loans by maintaining conservative lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in losses or delinquencies.

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

Included in non-covered loans held for investment at December 31, 2015 and 2014 were loans to executive officers, directors, and their related interests and parties of $105.6 million and $129.5 million, respectively. There were no loans to principal shareholders at either of those dates.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $8.3 million and an unpaid principal balance of $10.2 million at December 31, 2015, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under ASC 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The Community Bank’s mortgage banking operation originates, aggregates, and services one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans which it typically sells to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank. In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at December 31, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans(1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4,818	$13,904	$—	$18,722	$25,952,907	$25,971,629
Commercial real estate	178	14,920	—	15,098	7,842,106	7,857,204
One-to-four family	1,117	12,259	—	13,376	103,465	116,841
Acquisition, development, and construction	—	27	—	27	311,649	311,676
Commercial and industrial (2)	—	4,473	—	4,473	1,446,083	1,450,556
Other	492	1,242	—	1,734	22,505	24,239

Total	$6,605	$46,825	$—	$53,430	$35,678,715	$35,732,145

(1)	Excludes $969,000 of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2014:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$464	$31,089	$—	$31,553	$23,800,293	$23,831,846
Commercial real estate	1,464	24,824	—	26,288	7,608,032	7,634,320
One-to-four family	3,086	11,032	—	14,118	124,797	138,915
Acquisition, development, and construction	—	654	—	654	257,462	258,116
Commercial and industrial (1)	530	8,382	—	8,912	1,100,309	1,109,221
Other	648	969	—	1,617	30,326	31,943

Total	$6,192	$76,950	$—	$83,142	$32,921,219	$33,004,361

(1)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment (excluding non-covered PCI loans) by credit quality indicator at December 31, 2015:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$25,936,423	$7,839,127	$104,582	$309,039	$34,189,171	$1,433,778	$22,996	$1,456,774
Special mention	6,305	3,883	—	—	10,188	11,771	—	11,771
Substandard	28,901	14,194	12,259	2,637	57,991	5,007	1,243	6,250
Doubtful	—	—	—	—	—	—	—	—

Total	$25,971,629	$7,857,204	$116,841	$311,676	$34,257,350	$1,450,556	$24,239	$1,474,795

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2014:

(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$23,777,569	$7,591,223	$127,883	$256,868	$31,753,543	$1,083,173	$30,974	$1,114,147
Special mention	6,798	9,123	—	—	15,921	17,032	—	17,032
Substandard	47,479	33,974	11,032	1,248	93,733	9,016	969	9,985
Doubtful	—	—	—	—	—	—	—	—

Total	$23,831,846	$7,634,320	$138,915	$258,116	$31,863,197	$1,109,221	$31,943	$1,141,164

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The preceding classifications are the most current ones available and generally have been updated within the last twelve months. In addition, they follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have a potential weakness or risk that may result in the deterioration of future repayment; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family loans are classified based on the duration of the delinquency.

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2015	2014	2013
Interest income that would have been recorded	$2,288	$3,997	$5,156
Interest income actually recorded	(1,574)	(3,017)	(2,721)

Interest income foregone	$714	$980	$2,435

Troubled Debt Restructurings

The Company is required to account for certain held-for-investment loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. A loan modified as a TDR generally is placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which requires, among other things, that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2015, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $9.3 million; loans on which forbearance agreements were reached amounted to $2.9 million.

The following table presents information regarding the Company’s TDRs as of December 31, 2015 and 2014:

	December 31,
	2015			2014
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$2,017	$635	$2,652	$7,697	$17,879	$25,576
Commercial real estate	115	6,255	6,370	8,139	9,939	18,078
One-to-four family	—	987	987	—	260	260
Acquisition, development, and construction	—	27	27	—	654	654
Commercial and industrial	627	1,279	1,906	—	1,195	1,195
Other	—	213	213	—	—	—

Total	$2,759	$9,396	$12,155	$15,836	$29,927	$45,763

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2015 and 2014 are summarized as follows:

	For the Twelve Months Ended December 31, 2015
	Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	4.02%	2.72%	$—	$6
Commercial and industrial	2	3.40	3.52	33	—
Other	2	4.58	2.00	—	2

Total	8			$33	$8

	For the Twelve Months Ended December 31, 2014
	Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Multi-family	2	5.61%	5.61%	$—	$—
Commercial real estate	2	6.71	5.54	334	—
One-to-four family	1	5.75	4.27	18	22
Acquisition, development, and construction	2	7.00	7.00	—	—
Commercial and industrial	1	5.00	5.00	—	—

Total	8			$352	$22

At December 31, 2015, one home equity loan in the amount of $143,000 that had been modified as a TDR during the twelve months ended at that date was in payment default. At December 31, 2014, none of the loans that had been modified as a TDR during the twelve months ended at that date were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of December 31, 2015:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,916,509	93.0%
Other loans	143,580	7.0

Total covered loans	$2,060,089	100.0%

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

At December 31, 2015 and 2014, the unpaid principal balance of covered loans was $2.5 billion and $2.9 billion, respectively. The carrying value of such loans was $2.1 billion and $2.4 billion, respectively, at the corresponding dates.

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

In the twelve months ended December 31, 2015, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$1,037,023
Reclassification to non-accretable difference	(96,788)
Accretion	(137,090)

Balance at end of period	$803,145

In the preceding table, the line item “Reclassification to non-accretable difference” includes changes in cash flows that the Company does not expect to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions increased, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield. The effect of this decrease was partially offset by a slight improvement in the underlying credit assumptions coupled with coupon rates on variable rate loans resetting slightly higher, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owns certain OREO that is covered under the Company’s loss sharing agreements with the FDIC (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Covered Loans 90 Days or More Past Due:
One-to-four family	$130,626	$148,967
Other loans	6,556	8,922

Total covered loans 90 days or more past due	$137,182	$157,889

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Covered Loans 30-89 Days Past Due:
One-to-four family	$30,455	$37,680
Other loans	2,369	4,016

Total covered loans 30-89 days past due	$32,824	$41,696

At December 31, 2015, the Company had $32.8 million of covered loans that were 30 to 89 days past due, and covered loans of $137.2 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $1.9 billion at December 31, 2015 and was considered current at that date.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the twelve months ended December 31, 2015 and 2014, the Company recorded recoveries of losses on covered loans of $11.7 million and $18.6 million, respectively. The respective recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $9.3 million and $14.9 million, respectively, that was recorded in “Non-interest income” in the respective periods.

NOTE 6: ALLOWANCES FOR LOAN LOSSES

The following tables provide additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2015:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	122,712	22,484	145,196
Acquired loans with deteriorated credit quality	14,583	18,740	33,323

Total	$137,295	$41,224	$178,519

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2014:
Loans individually evaluated for impairment	$26	$—	$26
Loans collectively evaluated for impairment	122,590	17,241	139,831
Acquired loans with deteriorated credit quality	23,538	21,943	45,481

Total	$146,154	$39,184	$185,338

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2015:
Loans individually evaluated for impairment	$47,480	$4,474	$51,954
Loans collectively evaluated for impairment	34,209,870	1,470,321	35,680,191
Acquired loans with deteriorated credit quality	1,924,255	144,178	2,068,433

Total	$36,181,605	$1,618,973	$37,800,578

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2014:
Loans individually evaluated for impairment	$81,574	$6,806	$88,380
Loans collectively evaluated for impairment	31,781,623	1,134,358	32,915,981
Acquired loans with deteriorated credit quality	2,227,572	201,050	2,428,622

Total	$34,090,769	$1,342,214	$35,432,983

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the twelve months ended December 31, 2015 and 2014:

	December 31,
	2015			2014
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,616	$17,241	$139,857	$123,991	$17,955	$141,946
Charge-offs	(1,315)	(1,273)	(2,588)	(2,780)	(5,296)	(8,076)
Recoveries	5,765	5,008	10,773	1,405	4,582	5,987
Transfer from the allowance for losses on covered loans (1)	2,250	166	2,416	—	—	—
(Recovery of) provision for non-covered loan losses	(4,838)	1,504	(3,334)	—	—	—

Balance, end of period	$124,478	$22,646	$147,124	$122,616	$17,241	$139,857

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement in March 2015.

Please see Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$27,464	$29,379	$—	$30,965	$1,320
Commercial real estate	13,995	15,480	—	25,066	383
One-to-four family	3,384	8,929	—	2,302	75
Acquisition, development, and construction	2,637	3,035	—	1,086	148
Other	4,474	4,794	—	8,386	118

Total impaired loans with no related allowance	$51,954	$61,617	$—	$67,805	$2,044

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with an allowance recorded	$—	$—	$—	$—	$—

Total impaired loans:
Multi-family	$27,464	$29,379	$—	$30,965	$1,320
Commercial real estate	13,995	15,480	—	25,066	383
One-to-four family	3,384	8,929	—	2,302	75
Acquisition, development, and construction	2,637	3,035	—	1,086	148
Other	4,474	4,794	—	8,386	118

Total impaired loans	$51,954	$61,617	$—	$67,805	$2,044

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2014:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$45,383	$52,593	$—	$54,051	$1,636
Commercial real estate	30,370	32,460	—	29,935	1,629
One-to-four family	2,028	2,069	—	1,254	—
Acquisition, development, and construction	654	1,024	—	505	218
Commercial and industrial	6,806	12,155	—	7,749	307

Total impaired loans with no related allowance	$85,241	$100,301	$—	$93,494	$3,790

Impaired loans with an allowance recorded:
Multi-family	$3,139	$3,139	$26	$628	$72
Commercial real estate	—	—	—	490	—
One-to-four family	—	—	—	61	—
Acquisition, development, and construction	—	—	—	—	—
Commercial and industrial	—	—	—	—	—

Total impaired loans with an allowance recorded	$3,139	$3,139	$26	$1,179	$72

Total impaired loans:
Multi-family	$48,522	$55,732	$26	$54,679	$1,708
Commercial real estate	30,370	32,460	—	30,425	1,629
One-to-four family	2,028	2,069	—	1,315	—
Acquisition, development, and construction	654	1,024	—	505	218
Commercial and industrial	6,806	12,155	—	7,749	307

Total impaired loans	$88,380	$103,440	$26	$94,673	$3,862

Allowance for Losses on Covered Loans

Covered loans are reported exclusive of the FDIC loss share receivable and are reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the pools of loans. The Company records a recovery of, or provision for, losses on covered loans to the extent that the expected cash flows from a loan pool have increased, or decreased, since the acquisition date.

Accordingly, if there is an increase in expected cash flows due to a decrease in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the increase in the present value of expected cash flows is recorded as a recovery of the prior-period impairment charged to earnings, and the allowance for covered loan losses is reduced. A related debit to non-interest income and a decrease in the FDIC loss share receivable is recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

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

The following table summarizes activity in the allowance for losses on covered loans for the years ended December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Balance, beginning of period	$45,481	$64,069
Recovery of losses on covered loans	(11,670)	(18,588)
Transfer to the allowance for losses on covered loans(1)	(2,416)	—

Balance, end of period	$31,395	$45,481

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement in March 2015.

NOTE 7: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2015 and 2014:

	December 31,
	2015			2014
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate (1)	Amount	Percent of Total	Weighted Average Interest Rate (1)
NOW and money market accounts	$13,069,019	45.97%	0.22%	$12,549,600	44.30%	0.37%
Savings accounts	7,541,566	26.53	0.63	7,051,622	24.89	0.60
Certificates of deposit	5,312,487	18.69	0.68	6,420,598	22.67	1.15
Non-interest-bearing accounts	2,503,686	8.81	—	2,306,914	8.14	—

Total deposits	$28,426,758	100.00%	0.39%	$28,328,734	100.00%	0.57%

(1)	Excludes the effect of purchase accounting adjustments for certain certificates of deposit (“CDs”).

At December 31, 2015 and 2014, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $3.5 million and $5.1 million, respectively.

The scheduled maturities of CDs at December 31, 2015 were as follows:

(in thousands)
1 year or less	$2,427,758
More than 1 year through 2 years	2,689,561
More than 2 years through 3 years	111,794
More than 3 years through 4 years	30,763
More than 4 years through 5 years	27,057
Over 5 years	25,554

Total CDs	$5,312,487

The following table presents a summary of CDs in amounts of $100,000 or more by remaining term to maturity, at December 31, 2015:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$164,385	$506,082	$637,647	$1,457,749	$2,765,863

Included in total deposits at December 31, 2015 and 2014 were brokered deposits of $4.0 billion, with weighted average interest rates of 0.32% and 0.21% at the respective year-ends. Brokered money market accounts represented $2.5 billion and $2.6 billion, respectively, of the year-end 2015 and 2014 totals, and brokered interest-bearing checking accounts represented $1.5 billion and $1.4 billion, respectively. There were no brokered CDs at December 31, 2015. Brokered CDs represented $3.5 million of brokered deposits at December 31, 2014.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Wholesale borrowings:
FHLB advances	$13,463,800	$10,183,132
Repurchase agreements	1,500,000	3,425,000
Federal funds purchased	426,000	260,000

Total wholesale borrowings	$15,389,800	$13,868,132

Junior subordinated debentures	358,605	358,355

Total borrowed funds	$15,748,405	$14,226,487

In the fourth quarter of 2015, the Company prepaid $10.4 billion of wholesale borrowings with an average cost of 3.16% and replaced them with a like amount of wholesale borrowings with an average cost of 1.58%. The wholesale borrowings that were prepaid had callable features; the wholesale borrowings that replaced them featured fixed maturities.

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition, and amounted to $12.4 million and $38.1 million, respectively, at December 31, 2015 and 2014.

FHLB Advances

The following table presents an analysis of the contractual maturities of the Company’s outstanding FHLB advances at December 31, 2015, none of which had callable features.

	Contractual Maturity
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate
2016	$3,290,300	0.55%
2017	1,550,000	1.29
2018	4,423,500	1.50
2019	2,700,000	1.74
2020	1,500,000	1.93

Total FHLB advances	$13,463,800	1.34%

At December 31, 2015, the Company had $2.5 billion in short-term FHLB advances with a weighted average interest rate of 0.55%. During 2015, the average balance of short-term FHLB advances was $2.3 billion, with a weighted average interest rate of 0.42%, generating interest expense of $9.8 million. At December 31, 2014, the Company had $2.3 billion in short-term FHLB advances with a weighted average interest rate of 0.36%. During 2014, the average balance of short-term FHLB advances was $2.6 billion with a weighted average interest rate of 0.37%, generating interest expense of $9.8 million.

At December 31, 2015 and 2014, respectively, the Banks had combined unused lines of available credit with the FHLB-NY of up to $5.7 billion and $7.9 billion, in addition to $790.3 million and $388.2 million outstanding in overnight advances with the FHLB-NY. During 2015, the average balance of overnight advances amounted to $572.7 million, with a weighted average interest rate of 0.44%, generating interest expense of $2.5 million. During 2014, the average balance of overnight advances amounted to $245.3 million, with a weighted average interest rate of 0.37%, generating interest expense of $895,000. During 2013, the average balance of overnight advances amounted to $106.3 million, with a weighted average interest rate of 0.38%, generating interest expense of $400,000.

Total FHLB advances generated interest expense of $230.6 million, $255.0 million, and $252.4 million, respectively, in the years ended December 31, 2015, 2014, and 2013.

Repurchase Agreements

The following table presents an analysis of the contractual maturities of the Company’s outstanding repurchase agreements accounted for as secured borrowings at December 31, 2015. None of these repurchase agreements had callable features.

	Contractual Maturity
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate
2017	$1,250,000	1.19%
2018	250,000	3.23

Total	$1,500,000	1.53%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2015:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Greater than 90 days	$1,500,000	1.53%	$766,877	$800,653	$825,844	$825,116

The Company had no short-term repurchase agreements outstanding at December 31, 2015. During the year ended at that date, the Company had average short-term repurchase agreements outstanding of $197.3 million with a weighted average interest rate of 0.31%. There were no repurchase agreements outstanding at or during the years ended December 31, 2014 or 2013.

At December 31, 2015 and 2014, the accrued interest on repurchase agreements amounted to $1.2 million and $11.8 million, respectively. The interest expense on repurchase agreements was $99.9 million, $119.3 million, and $129.6 million, respectively, in the years ended December 31, 2015, 2014, and 2013.

Federal Funds Purchased

At December 31, 2015 and 2014, the balance of federal funds purchased was $426.0 million and $260.0 million, respectively.

In 2015 and 2014, the average balance of federal funds purchased amounted to $588.8 million and $430.1 million, respectively, and had a weighted average interest rate of 0.26% and 0.25%, respectively. The interest expense produced by federal funds purchased was $1.5 million, $1.1 million, and $230,000, respectively, for the years ended December 31, 2015, 2014, and 2013.

Junior Subordinated Debentures

At December 31, 2015 and 2014, the Company had $358.6 million and $358.4 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

The Trusts are accounted for as unconsolidated subsidiaries, in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company and the underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption.

The following junior subordinated debentures were outstanding at December 31, 2015:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,680	$138,328	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	2.112	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.762	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	2.253	59,285	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,605	$345,828

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

The Bifurcated Option Note Unit SecuritiESSM (“BONUSES units”) included in the preceding table were issued by the Company on November 4, 2002 at a public offering price of $50.00 per share. Each of the 5,500,000 BONUSES units offered consisted of a capital security issued by New York Community Capital Trust V, a trust formed by the Company, and a warrant to purchase 2.4953 shares of the common stock of the Company (for a total of approximately 13.7 million common shares) at an effective exercise price of $20.04 per share. Each capital security has a maturity of 49 years, with a coupon, or distribution rate, of 6.00% on the $50.00 per share liquidation amount. The warrants and capital securities were non-callable for five years from the date of issuance and were not called by the Company when the five-year period passed on November 4, 2007.

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statement of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2015, this discount totaled $67.0 million.

The other three trust preferred securities noted in the table above were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2015, all dividends were current.

Under current applicable regulatory guidelines, 25% of the Capital Securities qualified as Tier I capital at December 31, 2015; effective January 1, 2016, the Capital Securities no longer qualify as Tier I capital but qualify 100% as Tier II capital.

Interest expense on junior subordinated debentures was $17.6 million, $17.5 million, and $17.5 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Deferred Tax Assets:
Allowance for loan losses	$73,835	$74,508
Compensation and related benefit obligations	31,112	29,876
Acquisition accounting and fair value adjustments on securities (including OTTI)	13,970	89
Acquisition accounting adjustments on borrowed funds	—	5,203
Non-accrual interest	6,107	7,917
Restructuring and retirement of borrowed funds	16,545	—
Net operating loss carryforwards	16,675	—
Other	19,723	21,535

Gross deferred tax assets	177,967	139,128
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$177,967	$139,128

Deferred Tax Liabilities:
Amortizable intangibles	$(1,379)	$(1,967)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	(1,094)	(18,336)
Mortgage servicing rights	(53,370)	(47,966)
Premises and equipment	(20,120)	(22,714)
Prepaid pension cost	(27,056)	(26,607)
Restructuring and retirement of borrowed funds	—	(3,111)
Leases	(50,658)	(24,117)
Other	(12,281)	(14,576)

Gross deferred tax liabilities	$(165,958)	$(159,394)

Net deferred tax asset (liability)	$12,009	$(20,266)

The net federal deferred tax liability, which is included in “Other liabilities,” and the net state and local deferred tax asset, which is included in “Other assets,” in the Consolidated Statements of Condition at December 31, 2015 and 2014, represent the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances.

At December 31, 2015, the Company had net operating loss carryforwards for various state and local jurisdictions which are available to offset future taxable income. The following are the more significant net operating loss carryforwards:

•	A New York State net operating loss carryforward in the amount of $169.2 million available through 2035; and

•	A New York City net operating loss carryforward in the amount of $478.8 million available through 2035.

The Company has determined that all deductible temporary differences and net operating loss carryforwards are more likely than not to provide a benefit in reducing future federal, state, and local tax liabilities, as applicable. The Company has reached this determination based on its history of reporting positive taxable income in all relevant tax jurisdictions, the nature of the non-routine debt repositioning charge which resulted in the net operating loss in 2015, the length of time available to utilize the net operating loss carryforwards, and the recognition of taxable income in future periods from taxable temporary differences.

The following table summarizes the Company’s income taxes for the years ended December 31, 2015, 2014, and 2013:

	December 31,
(in thousands)	2015	2014	2013
Federal – current	$(53,273)	$207,864	$205,985
State and local – current	(295)	53,654	40,417

Total current	(53,568)	261,518	246,402

Federal – deferred	468	23,814	20,734
State and local – deferred	(31,757)	2,337	4,443

Total deferred	(31,289)	26,151	25,177

Income tax (benefit) expense reported in net income	$(84,857)	$287,669	$271,579
Income tax (benefit) expense reported in stockholders’ equity related to:
Employee stock plans	(2,486)	(3,225)	(1,692)
Adoption of ASU No. 2014-01	—	1,303	—
Securities available-for-sale	131	1,851	(8,343)
Pension liability adjustments	(1,161)	(14,992)	20,116
Non-credit portion of OTTI losses	44	142	5,028

Total income taxes	$(88,329)	$272,748	$286,688

The following table presents a reconciliation of statutory federal income tax (benefit) expense to combined actual income tax (benefit) expense reported in net income for the years ended December 31, 2015, 2014, and 2013:

	December 31,
(in thousands)	2015	2014	2013
Statutory federal income tax at 35%	$(46,204)	$270,573	$261,494
State and local income taxes, net of federal income tax effect (1)	(20,835)	36,394	29,159
Effect of tax deductibility of ESOP	(7,321)	(7,297)	(7,153)
Non-taxable income and expense of BOLI	(9,575)	(9,415)	(10,381)
Federal tax credits	(1,554)	(1,820)	(3,111)
Adjustments relating to prior tax years	(248)	(1,166)	150
Merger-related expenses	850	—	—
Other, net	30	400	1,421

Total income tax (benefit) expense	$(84,857)	$287,669	$271,579

(1)	Includes income tax (benefit) expense for the years ended December 31, 2015 and 2014 of $(1.4) million and $600,000, respectively, for adjustments to deferred taxes necessitated by changes in tax laws of New York City and New York State that were enacted in April 2015 and March 2014, respectively.

The Company invests in affordable housing projects through limited partnerships which generate federal Low Income Housing Tax Credits. The balances of these investments were $35.4 million and $37.8 million at December 31, 2015 and 2014, respectively, and are included in “Other assets” in the Consolidated Statements of Condition. These balances include respective commitments of $18.3 million and $21.7 million at December 31, 2015 and 2014 that are expected to be funded over the next three years. The Company elected to early adopt ASU

No. 2014-01, effective January 1, 2014, and to apply the proportional amortization method to these investments. Retrospective application of the new accounting guidance would not have resulted in a material change to the prior-period presentations. Furthermore, the balance in retained earnings as of January 1, 2014 was reduced by $1.3 million to reflect the reduction of deferred tax assets relating to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2015 and 2014 were $3.2 million and $3.9 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $2.4 million and $2.9 million, respectively, for the amortization of the related investments. For the years ended December 31, 2015 and 2014, the Company did not recognize any impairment losses relating to these investments. In addition, none of these investments were accounted for under the “equity method.” Please see Note 2, “Summary of Significant Accounting Policies” for additional information.

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. In April 2015, similar legislation was enacted for New York City. Most of the provisions are effective for fiscal years beginning in 2015. The most significant changes affecting the Company were as follows:

•

The tax rate applied to apportioned New York State taxable income is reduced from 7.1% to 6.5%, effective for fiscal years beginning in 2016. For financial institutions with total assets below $100 billion, the New York City statutory tax rate drops from 9% to 8.85%.

•	Tax is now determined by measuring the apportioned income of the combined group of all domestic affiliates that participate in a unitary business relationship.

•	Taxable income is apportioned based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions.

•	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces taxable income.

•

New York City taxable income is reduced by net interest income earned on residential portfolio loans that are secured by rent-regulated units or situated in low-income communities in New York City. This benefit is gradually phased out for financial institutions with total assets between $100 billion and $150 billion.

•

An alternative tax of 0.15% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over six years. The New York City alternative tax is capped at $10 million for a tax year and is not phased out.

•	A reduction to taxable income from the utilization of a net operating loss carryforward is determined without reference to, nor limitation based on, a federal tax deduction of such carryforward.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2015, the Company had $30.5 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2015 that would have affected the effective tax rate, if recognized, was $19.8 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During the years ended December 31, 2015, 2014, and 2013, the Company recognized income tax expense attributed to interest and penalties of $1.1 million, $700,000, and $900,000, respectively. Accrued interest and penalties on tax liabilities were $5.0 million and $3.4 million, respectively, at December 31, 2015 and 2014.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2015, 2014, and 2013:

	December 31,
(in thousands)	2015	2014	2013
Uncertain tax positions at beginning of year	$24,779	$20,250	$24,220
Additions for tax positions relating to current-year operations	3,827	3,515	2,436
Additions for tax positions relating to prior tax years	2,935	1,819	6,218
Subtractions for tax positions relating to prior tax years	(963)	(929)	(3,641)
Reductions in balance due to settlements	(122)	124	(8,983)

Uncertain tax positions at end of year	$30,456	$24,779	$20,250

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings for tax years 2012 through the present;

•	New York State tax filings for tax years 2010 through the present;

•	New York City tax filings for tax years 2011 through the present; and

•	New Jersey tax filings for tax years 2012 through the present.

The Company is currently under examination by the following taxing jurisdictions:

•	New York State for the tax years 2010 through 2012;

•	New York City for the tax years 2011 and 2012;

•	California for the tax years 2011 and 2012;

•	Massachusetts for the tax years 2009 through 2012;

•	Illinois for the tax years 2011 and 2012;

•	Florida for the tax years 2011 through 2013; and

•	Missouri for the tax years 2011 through 2013.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $14 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2015, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related federal deferred tax liability of $21.5 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2015 and 2014, the Company had pledged mortgage-related securities held to maturity with a carrying value of $967.4 million and $2.9 billion, respectively. The Company also had pledged other securities held to maturity with a carrying value of $1.2 billion at December 31, 2015 and a carrying value of $1.7 billion at the prior year-end. There were no pledged available-for-sale securities at December 31, 2015; at December 31, 2014, the Company had pledged available-for-sale mortgage-related securities with a carrying value of $11.4 million. In addition, the Company had $21.5 billion of loans pledged to the FHLB to serve as collateral for its wholesale borrowings.

Loan Commitments and Letters of Credit

At December 31, 2015 and 2014, the Company had commitments to originate loans, including unused lines of credit, of $2.8 billion and $2.6 billion, respectively. The majority of the outstanding loan commitments at December 31, 2015 and 2014 had adjustable interest rates and were expected to close within 90 days.

The following table sets forth the Company’s off-balance sheet commitments relating to outstanding loan commitments and letters of credit at December 31, 2015:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$1,122,634
One-to-four family	394,912
Acquisition, development, and construction	311,062

Total mortgage loan commitments	$1,828,608
Other loan commitments	1,003,216

Total loan commitments	$2,831,824
Commercial, performance stand-by, and financial stand-by letters of credit	296,505

Total commitments	$3,128,329

Lease Commitments

At December 31, 2015, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rents, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2016	$28,833
2017	26,222
2018	22,212
2019	19,319
2020 and thereafter	61,877

Total minimum future rentals	$158,463

The rental expense under these leases is included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive (Loss) Income, and amounted to $32.8 million, $35.2 million, and $33.7 million, respectively, in the years ended December 31, 2015, 2014, and 2013. Rental income on Company-owned properties, netted in occupancy and equipment expense, was approximately $3.7 million, $3.6 million, and $3.9 million in the corresponding periods. There was no minimum future rental income under non-cancelable sub-lease agreements at December 31, 2015.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2015:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$25,024	$39,791	$64,815	$202,807
Performance stand-by letters of credit	9,537	—	9,537	9,526
Commercial letters of credit	5,917	209	6,126	84,172

Total letters of credit	$40,478	$40,000	$80,478	$296,505

The maximum potential amount of future payments represents the notional amounts that could be funded under the guarantees and indemnifications if there were a total default by the guaranteed parties or if indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects a fee upon the issuance of letters of credit. These fees are initially recorded by the Company as a liability, and are recognized as income at the expiration date of the respective guarantees. In addition, the Company requires adequate collateral, typically in the form of real property or personal guarantees, upon its issuance of financial stand-by, performance stand-by, and commercial letters of credit. In the event that a borrower defaults, loans with recourse or indemnification obligate the Company to purchase loans that it has sold or otherwise transferred to a third party. Also outstanding at December 31, 2015 were $151,000 of bankers’ acceptances.

Visa Inc.

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

Visa claims that all Visa U.S.A. member banks are obligated to share in its losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa continues to set aside amounts in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and has reduced the amount of shares allocated to the Visa U.S.A. member banks by the amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Company has a $433,000 liability based on its best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both the settled and pending litigation in which Visa is involved.

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

Legal Proceedings

Following the announcement on October 29, 2015 of the execution of the Company’s merger agreement with Astoria Financial, six lawsuits challenging the proposed transaction were filed in the Supreme Court of the State of New York, County of Nassau. These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) Firemen’s Ret. Sys. of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015 (collectively, the “New York Actions”). On January 15, 2016, the court consolidated the New York Actions under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015. In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016) (the “Delaware Action”).

Each of the lawsuits challenging the proposed transaction is a putative class action filed on behalf of the stockholders of Astoria Financial and names as defendants Astoria Financial, its directors, and the Company. The various complaints allege that the directors of Astoria Financial breached their fiduciary duties in connection with their approval of the merger agreement by, among other things: agreeing to an allegedly unfair price for Astoria Financial; approving the transaction notwithstanding alleged conflicts of interest; agreeing to deal protection devices that plaintiffs allege are unreasonable; and by failing to disclose certain facts about the process that led to the merger and financial analyses performed by Astoria Financial’s financial advisors. The complaints also allege that the Company aided and abetted those alleged fiduciary breaches. The actions seek, among other things, an order enjoining completion of the proposed merger. Other potential plaintiffs may also file additional lawsuits challenging the proposed transaction.

The outcome of the pending and any additional future litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the merger and result in substantial costs to the Company and Astoria Financial, including any costs associated with the indemnification of directors and officers. One of the conditions to the closing of the merger is that no order, injunction, or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the merger shall be in effect. As such, if plaintiffs are successful in obtaining an injunction prohibiting the completion of the merger on the agreed-upon terms, then such injunction may prevent the merger from being completed, or from being completed within the expected timeframe. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the Company’s business, financial condition, results of operations, and cash flows.

The Company believes that the factual allegations in the lawsuits are without merit and intends to defend vigorously against these allegations.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There were no changes in the carrying amount of goodwill during the years ended December 31, 2015 or 2014. Goodwill totaled $2.4 billion at each of these dates.

Core Deposit Intangibles

CDI is a measure of the value of checking and savings deposits acquired in a business combination. As previously noted, the Company has recognized CDI stemming from its various business combinations with other banks and thrifts. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding acquired, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2015, 2014, or 2013. If an impairment loss is determined to exist in the future, the loss will be recorded in “Non-interest expense” in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the period in which such impairment is identified.

Analysis of Core Deposit Intangibles

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI as of December 31, 2015:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$234,364	$(231,765)	$2,599

For the year ended December 31, 2015, amortization expenses related to CDI totaled $5.3 million. The Company assessed the useful lives of its intangible assets at December 31, 2015 and deemed them to be appropriate. There were no CDI impairment losses recorded for the years ended December 31, 2015, 2014, or 2013.

The following table summarizes the estimated future expense stemming from the amortization of the Company’s CDI:

(in thousands)	Core Deposit Intangibles
2016	$2,391
2017	208

Total remaining intangible assets	$2,599

Mortgage Servicing Rights

The Company had MSRs of $247.7 million and $227.3 million, respectively, at December 31, 2015 and 2014. The December 31, 2015 balance consisted of two classes of MSRs for which the Company separately manages the economic risk—residential MSRs and participation MSRs—with the former referring to MSRs on the one-to-four family loans it services for others and the latter referring to MSRs on the multi-family and CRE loans it has sold through participations, servicing retained. The December 31, 2014 balance consisted entirely of residential MSRs.

The total unpaid principal balance of loans serviced for others was $24.2 billion and $22.4 billion at December 31, 2015 and 2014, respectively.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a third-party valuation specialist to determine the fair value of its MSRs. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

The value of residential MSRs at any given time is significantly affected by the mortgage interest rates that are then available in the marketplace; these, in turn, influence mortgage loan prepayment speeds. During periods of declining interest rates, the value of MSRs generally declines as an increase in mortgage refinancing activity results in an increase in prepayments. Conversely, during periods of rising interest rates, the value of MSRs generally increases as mortgage refinancing activity declines.

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

The following table sets forth the changes in the balances of residential MSRs and participation MSRs for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015		2014
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of year	$227,297	$—	$241,018	$—
Additions	48,990	5,063	34,821	—
Increase (decrease) in fair value:
Due to changes in interest rates and valuation assumptions	23,884	—	7,377	—
Due to other changes (1)	(56,782)	—	(55,919)	—
Amortization	—	(718)	—	—

Carrying value, end of period	$243,389	$4,345	$227,297	$—

(2)	Includes loan payoffs and the passage of time.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	December 31,
	2015	2014
Expected weighted average life	92 months	83 months
Constant prepayment speed	7.35%	9.33%
Discount rate	10.01	10.00
Primary mortgage rate to refinance	4.03	3.97
Cost to service (per loan per year):
Current	$ 63	$ 63
30-59 days or less delinquent	213	213
60-89 days delinquent	313	313
90-119 days delinquent	413	413
120 days or more delinquent	563	563

As indicated in the preceding table, there were no changes in the assumed servicing costs over the twelve months ended December 31, 2015. Reflecting the aging of the portfolio and a lower average interest rate, the expected weighted average life increased and, conversely, the constant prepayment speed declined. The decline in the constant prepayment speed was primarily attributable to three factors: (1) The progressive aging of the portfolio leads to slower projected speeds as seasoned loans tend to be less sensitive to refinance incentives; (2) As of December 31, 2015, the average note rate of the portfolio was lower than it had been at December 31, 2014; and (3) There was a six-basis point increase in the primary mortgage rate to refinance during 2015.

NOTE 12: EMPLOYEE BENEFITS

Retirement Plan

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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in thousands)	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$157,061	$126,841
Interest cost	6,063	5,895
Actuarial (gain) loss	(7,891)	31,544
Annuity payments	(6,339)	(5,827)
Settlements	(2,276)	(1,392)

Benefit obligation at end of year	$146,618	$157,061

Change in Plan Assets:
Fair value of assets at beginning of year	$222,990	$219,330
Actual (loss) return on plan assets	(2,487)	10,879
Contributions	—	—
Annuity payments	(6,339)	(5,827)
Settlements	(2,276)	(1,392)

Fair value of assets at end of year	$211,888	$222,990

Funded status (included in “Other assets”)	$65,270	$65,929

Changes recognized in other comprehensive (loss) income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(8,208)	(3,289)
Net actuarial loss arising during the year	12,155	40,100

Total recognized in other comprehensive loss for the year (pre-tax)	$3,947	$36,811

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	87,885	83,938

Total accumulated other comprehensive loss (pre-tax)	$87,885	$83,938

In 2016, an estimated $9.0 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2015 was $8.2 million. No prior service cost will be amortized in 2016 and none was amortized in 2015. The discount rates used to determine the benefit obligation at December 31, 2015 and 2014 were 4.1% and 4.0%, respectively.

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

The components of net periodic pension credit were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Components of net periodic pension credit:
Interest cost	$6,063	$5,895	$5,455
Expected return on plan assets	(17,559)	(19,435)	(16,588)
Amortization of net actuarial loss	8,208	3,289	9,406

Net periodic pension credit	$(3,288)	$(10,251)	$(1,727)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2015	2014	2013
Discount rate	4.0%	4.8%	3.9%
Expected rate of return on plan assets	8.0	9.0	9.0

As of December 31, 2015, Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”) (formerly known as “RSI Retirement Trust”), a private placement investment fund.

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

The Retirement Plan allocates its assets in accordance with the following targets:

•

To hold 55% of its assets in equity securities via investment in the Trust’s Long-Term Growth—Equity (“LTGE”) Portfolio, a diversified portfolio that invests in a number of actively and passively managed equity mutual funds and collective trusts in order to diversify within U.S. and non-U.S. equity markets;

•

To hold 44% of its assets in intermediate-term investment-grade bonds via investment in the Trust’s Long-Term Growth—Fixed Income (“LTGFI”) Portfolio, a diversified portfolio that invests in a number of fixed-income mutual funds and collective investment trusts, primarily including intermediate-term bond funds with a focus on U.S. investment grade securities and opportunistic allocations to below-investment grade and non-U.S. investments; and

•	To hold 1% of its assets in a cash-equivalent portfolio for liquidity purposes.

In addition, the Retirement Plan holds Company shares, the value of which is approximately equal to 11% of the assets that are held by the Trust.

The LTGE and LTGFI portfolios are designed to provide long-term growth of equity and fixed-income assets with the objective of achieving an investment return in excess of the cost of funding the active life, deferred vesting, and all 30-year term and longer obligations of retired lives in the Trust. Risk and volatility are further managed in accordance with the distinct investment objectives of the Trust’s respective portfolios.

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2015:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$15,925	$—	$15,925	$—
Large-cap growth (2)	17,923	—	17,923	—
Large-cap core (3)	11,662	—	11,662	—
Mid-cap value (4)	3,792	—	3,792	—
Mid-cap growth (5)	3,726	—	3,726	—
Mid-cap core (6)	3,706	—	3,706	—
Small-cap value (7)	2,717	—	2,717	—
Small-cap growth (8)	2,688	—	2,688	—
Small-cap core (9)	5,458	—	5,458	—
International equity (10)	22,799	—	22,799	—
Fixed Income Funds:
Fixed Income – U.S. Core (11)	70,496	—	70,496	—
Intermediate duration (12)	23,527	—	23,527	—
Equity Securities:
Company common stock	24,594	24,594	—	—
Cash Equivalents:				—
Money market *	2,875	919	1,956	—

	$211,888	$25,513	$186,375	$—

*	Includes cash equivalent investments in equity and fixed income strategies.

(1)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(2)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category employs an indexing investment approach designed to track the performance of the CRSP U.S. Mid-Cap Value Index.
(5)	This category employs an indexing investment approach designed to track the performance of the CRSP U.S. Mid-Cap Growth Index.
(6)	This category seeks to track the performance of the S&P MidCap 400 Index.
(7)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(8)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
(9)	This category consists of an index fund designed to track the Russell 2000, along with a fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest U.S. company.
(10)	This category has investments in medium to large non-U.S. companies, including high-quality, durable growth companies and companies based in countries with stable economic and political systems. A portion of this category consists of an index fund designed to track the MSC ACWI ex-U.S. Net Dividend Return Index.
(11)	This category currently includes equal investments in three mutual funds, two of which usually hold at least 80% of fund assets in investment-grade fixed-income securities, seeking to outperform the Barclays US Aggregate Bond Index while maintaining a similar duration to that index. The third fund targets investments of 50% or more in mortgage-backed securities guaranteed by the U.S. government and its agencies.
(12)	This category consists of a mutual fund that invests in a diversified portfolio of high-quality bonds and other fixed-income securities, including U.S. government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated “A” or better.

Current Asset Allocation

The asset allocations for the Retirement Plan as of December 31, 2015 and 2014 were as follows:

	At December 31,
	2015	2014
Equity securities	55%	65%
Debt securities	44	33
Cash equivalents	1	2

Total	100%	100%

Determination of Long-Term Rate of Return

The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6% to 9% and 3% to 5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges. When these overall return expectations are applied to the Retirement Plan’s target allocation, the result is an expected rate of return of 5% to 8%.

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2016.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in thousands)
2016	$7,050
2017	7,114
2018	7,195
2019	7,367
2020	7,451
2021 and thereafter	39,809

Total	$75,986

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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$18,375	$18,322
Service cost	4	4
Interest cost	700	759
Actuarial (gain) loss	(880)	238
Premiums and claims paid	(919)	(948)

Benefit obligation at end of year	$17,280	$18,375

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	919	948
Premiums and claims paid	(919)	(948)

Fair value of assets at end of year	$—	$—

Funded status (included in “Other liabilities”)	$(17,280)	$(18,375)

Changes recognized in other comprehensive (loss) income for the year ended December 31:	2015	2014
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(383)	(474)
Net actuarial (gain) loss arising during the year	(880)	238

Total recognized in other comprehensive loss for the year (pre-tax)	$(1,014)	$13

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(1,533)	$(1,782)
Actuarial loss, net	6,137	7,400

Total accumulated other comprehensive loss (pre-tax)	$4,604	$5,618

The discount rates used in the preceding table were 3.8% and 4.0%, respectively, at December 31, 2015 and 2014.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost over the next fiscal year are $326,000 and $383,000, respectively.

The following table presents the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Components of Net Periodic Benefit Cost:
Service cost	$4	$4	$4
Interest cost	700	759	683
Amortization of past-service liability	(249)	(249)	(249)
Amortization of net actuarial loss	383	474	657

Net periodic benefit cost	$838	$988	$1,095

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2015	2014	2013
Discount rate	4.0%	4.3%	3.5%
Current medical trend rate	6.5	7.0	7.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2018	2018	2018

Had the assumed medical trend rate at December 31, 2015 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $844,000, and the aggregate of the benefits earned and the interest components of 2015 net post-retirement benefit cost would each have increased by $35,000. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2015 would have declined by $709,000, and the aggregate of the benefits earned and the interest components of 2015 net post-retirement benefit cost would each have declined by $30,000.

Investment Policies and Strategies

The Health & Welfare Plan is an unfunded non-qualified pension plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan are used to immediately pay plan premiums and claims as they come due.

Expected Contributions

The Company expects to contribute $1.3 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2016.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2016	$1,304
2017	1,283
2018	1,257
2019	1,222
2020	1,191
2021 and thereafter	5,446

Total	$11,703

NOTE 13: STOCK-RELATED BENEFIT PLANS

New York Community Bank Employee Stock Ownership Plan

All full-time employees who have attained 21 years of age and have completed twelve consecutive months of credited service are eligible to participate in the Employee Stock Ownership Plan (“ESOP”), with benefits vesting on a seven-year basis, starting with 20% in the third year of employment and continuing in 20% increments in each successive year. Benefits are payable upon death, retirement, disability, or separation from service, and may be paid in stock. However, in the event of a change in control, as defined in the ESOP, any unvested portion of benefits shall vest immediately.

In 2015, 2014, and 2013, the Company allocated 552,829; 560,228; and 505,354 shares, respectively, to participants in the ESOP. For the years ended December 31, 2015, 2014, and 2013, the Company recorded ESOP-related compensation expense of $9.2 million, $8.8 million, and $8.5 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,653,737 and 1,560,294 shares at December 31, 2015 and 2014, respectively. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition.

Stock Incentive and Stock Option Plans

At December 31, 2015, the Company had a total of 12,233,512 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,352,641 shares of restricted stock during the twelve months ended December 31, 2015, with an average fair value of $15.83 per share on the date of grant. During 2014 and 2013, the Company granted 2,377,498 shares and 2,327,522 shares, respectively, of restricted stock, which had average fair values of $16.79 and $13.64 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2015, 2014, and 2013 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $30.2 million, $27.5 million, and $22.2 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2015:

	For the Year Ended December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,802,409	$15.24
Granted	2,352,641	15.83
Vested	(1,660,633)	15.29
Cancelled	(132,300)	15.28

Unvested at end of year	6,362,117	15.44

As of December 31, 2015, unrecognized compensation cost relating to unvested restricted stock totaled $70.9 million. This amount will be recognized over a remaining weighted average period of 2.9 years.

In addition, the Company had one stock option plan at December 31, 2015: the 2004 Synergy Financial Group Stock Option Plan (the “Stock Option Plan”). All stock options granted under the Stock Option Plan expire ten years from the date of grant.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the award. As there were no unvested options at any time during 2015, 2014, or 2013, the Company did not record any compensation and benefits expense relating to stock options during those years.

To satisfy the exercise of options, the Company either issues new shares of common stock or uses common stock held in Treasury. In the event that Treasury stock is used, the difference between the average cost of Treasury shares and the exercise price is recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2015, 2014, and 2013, respectively, there were 2,400; 58,560; and 126,821 stock options outstanding. There were no shares available for future issuance under the Stock Option Plan at December 31, 2015.

The status of the Stock Option Plan at December 31, 2015, and the changes that occurred during the year ended at that date, are summarized below:

	For the Year Ended December 31, 2015
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	58,560	$18.04
Exercised	—	—
Expired/forfeited	(56,160)	18.09

Stock options outstanding, end of year	2,400	16.88
Options exercisable at year-end	2,400	16.88

The stock options outstanding and exercisable at December 31, 2015 had no intrinsic value, and no options were exercised during the twelve months ended at that date. The intrinsic values of options exercised during the twelve months ended December 31, 2014 and 2013 were $132,000 and $106,000, respectively.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015 and 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$53,852	$—	$—	$53,852

Total mortgage-related securities	$—	$53,852	$—	$—	$53,852

Other Securities Available for Sale:
Municipal bonds	$—	$795	$—	$—	$795
Capital trust notes	—	6,964	—	—	6,964
Preferred stock	96,641	28,731	—	—	125,372
Mutual funds and common stock	—	17,272	—	—	17,272

Total other securities	$96,641	$53,762	$—	$—	$150,403

Total securities available for sale	$96,641	$107,614	$—	$—	$204,255

Other Assets:
Loans held for sale	$—	$367,221	$—	$—	$367,221
Mortgage servicing rights	—	—	243,389	—	243,389
Interest rate lock commitments	—	—	2,526	—	2,526
Derivative assets-other (2)	1,875	1,342	—	(1,024)	2,193
Liabilities:
Derivative liabilities	$(1,539)	$(2,783)	$—	$3,986	$(336)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2014
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$19,700	$—	$—	$19,700

Total mortgage-related securities	$—	$19,700	$—	$—	$19,700

Other Securities Available for Sale:
Municipal bonds	$—	$942	$—	$—	$942
Capital trust notes	—	11,482	—	—	11,482
Preferred stock	95,051	27,960	—	—	123,011
Mutual funds and common stock	16,984	1,664	—	—	18,648

Total other securities	$112,035	$42,048	$—	$—	$154,083

Total securities available for sale	$112,035	$61,748	$—	$—	$173,783

Other Assets:
Loans held for sale	$—	$379,399	$—	$—	$379,399
Mortgage servicing rights	—	—	227,297	—	227,297
Interest rate lock commitments	—	—	4,397	—	4,397
Derivative assets-other (2)	2,655	8,429	—	(7,198)	3,886
Liabilities:
Derivative liabilities	$(346)	$(7,862)	$—	$7,696	$(512)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.6 million to purchase Treasury options.

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

In certain cases, where there is limited activity or less transparency around inputs to a valuation, securities are classified within Level 3 of the valuation hierarchy. In valuing capital trust notes, which may include pooled trust preferred securities, collateralized debt obligations (“CDOs”), and certain single-issue capital trust notes, the determination of fair value may require benchmarking to similar instruments or analyzing default and recovery rates. Therefore, capital trust notes are valued using a model based on the specific collateral composition and cash flow structure of the securities. Key inputs to the model consist of market spread data for each credit rating, collateral type, and other relevant contractual features. In instances where quoted price information is available, the price is considered when arriving at a security’s fair value. Where there is limited activity or less transparency around the inputs to the valuation of preferred stock, the valuation is based on a discounted cash flow model.

Periodically, the Company uses fair values supplied by independent pricing services to corroborate the fair values derived from the pricing models. In addition, the Company reviews the fair values supplied by independent pricing services, as well as their underlying pricing methodologies, for reasonableness. The Company challenges pricing service valuations that appear to be unusual or unexpected.

The Company carries loans held for sale originated by its mortgage banking operation at fair value. The fair value of loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value of these assets are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

MSRs do not trade in an active open market with readily observable prices. The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows, utilizing a third-party valuation specialist. The specialist estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company periodically adjusts the underlying inputs and assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified within Level 3.

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

While the Company believes its valuation methods are appropriate, and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair values of certain financial instruments could result in different estimates of fair values at a reporting date.

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at December 31, 2015. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	December 31, 2015			December 31, 2014
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$367,221	$359,587	$7,634	$201,012	$194,692	$6,320

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Twelve Months Ended December 31,
(in thousands)	2015	2014	2013
Loans held for sale	$11,697	$11,681	$(10,260)
Mortgage servicing rights	(32,898)	(48,542)	15,699

Total (loss) gain	$(21,201)	$(36,861)	$5,439

(1)	Does not include the effect of hedging activities, which is included in “Other non-interest income.”

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the twelve months ended December 31, 2015 and 2014, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2015	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2015
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$227,297	$(32,898)	$—	$48,990	$—	$—	$243,389	$23,884
Interest rate lock commitments	4,397	(1,871)	—	—	—	—	2,526	2,526

(in thousands)	Fair Value January 1, 2014	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2014	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2014
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$241,018	$(48,542)	$—	$34,821	$—	$—	$227,297	$7,377
Interest rate lock commitments	258	4,139	—	—	—	—	4,397	4,397

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. During the twelve months ended December 31, 2015, the Company transferred certain mutual funds to Level 2 from Level 1 as a result of decreased observable market activity for those securities. There were no gains or losses recognized as a result of the transfer of securities during the twelve months ended December 31, 2015. During the twelve months ended December 31, 2014, there were no transfers in or out of Levels 1, 2, or 3.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Dec. 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$243,389	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	7.35%
			Weighted Average Discount Rate	10.01
Interest rate lock commitments	2,526	Discounted Cash Flow	Weighted Average Closing Ratio	75.01

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2015 and 2014, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$3,930	$3,930
Other assets (2)	—	—	7,982	7,982

Total	$—	$—	$11,912	$11,912

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$23,366	$23,366
Other assets (2)	—	—	15,916	15,916

Total	$—	$—	$39,282	$39,282

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2015 and 2014:

	December 31, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$537,674	$537,674	$537,674		$—		$—
Securities held to maturity	5,969,390	6,108,529	—		6,107,697		832
FHLB stock (1)	663,971	663,971	—		663,971		—
Loans, net	38,011,995	38,245,434	—		—		38,245,434
Financial Liabilities:
Deposits	$28,426,758	$28,408,915	$23,114,271	(2)	$5,294,644	(3)	$—
Borrowed funds	15,748,405	15,685,616	—		15,685,616		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2014
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$564,150	$564,150	$564,150		$—		$—
Securities held to maturity	6,922,667	7,085,971	—		7,084,959		1,012
FHLB stock (1)	515,327	515,327	—		515,327		—
Loans, net	35,647,639	36,167,980	—		—		36,167,980
Financial Liabilities:
Deposits	$28,328,734	$28,377,897	$21,908,136	(2)	$6,469,761	(3)	$—
Borrowed funds	14,226,487	15,140,171	—		15,140,171		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Securities

If quoted market prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. These pricing models primarily use market-based or independently sourced market parameters as inputs, including, but not limited to, yield curves, interest rates, equity or debt prices, and credit spreads. In addition to observable market information, pricing models also incorporate transaction details such as maturities and cash flow assumptions.

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

The methods used to estimate the fair values of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself or in comparison with that of any other company.

Mortgage Servicing Rights

MSRs do not trade in an active market with readily observable prices. Accordingly, the Company bases the fair value of its MSRs on a valuation performed by a third-party valuation specialist. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2015 and 2014.

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative financial instruments consist of financial forward and futures contracts, IRLCs, and options. These derivatives relate to mortgage banking operations, residential MSRs, and other risk management activities, and seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, other changing market conditions, and the types of assets held.

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

The Company held derivatives with a notional amount of $2.0 billion at December 31, 2015. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The Company also purchases put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately close.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2015:

	December 31, 2015
(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$245,000	$25	$1,358
Treasury futures	100,000	—	172
Eurodollar futures	35,000	—	9
Forward commitments to sell loans/mortgage-backed securities	625,000	1,342	696
Forward commitments to buy loans/mortgage-backed securities	560,000	—	2,087
Interest rate lock commitments	387,638	2,526	—

Total derivatives	$1,952,638	$3,893	$4,322

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

In addition, the Company mitigates a portion of the risk associated with changes in the value of its residential MSRs. The general strategy for mitigating this risk is to purchase derivative instruments, the value of which changes in the opposite direction of interest rates. This action partially offsets changes in the value of our servicing assets, which tends to move in the same direction as interest rates. Accordingly, the Company purchases Eurodollar futures and call options on Treasury securities, and enters into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income
	For the Twelve Months Ended December 31,
(in thousands)	2015	2014	2013
Treasury options	$(8,222)	$1,968	$(10,224)
Treasury and Eurodollar futures	501	333	(38)
Forward commitments to buy/sell loans/mortgage-backed securities	5,752	12,009	17,727

Total (loss) gain	$(1,969)	$14,310	$7,465

The Company has in place an enforceable master netting arrangement with every counterparty. All master netting arrangements include rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and the cash collateral received and pledged. Accordingly, the Company, where appropriate, offsets all derivative asset and liability positions with the cash collateral received and pledged.

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2015
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$5,743	$1,024	$4,719	$—	$—	$4,719

(1)	Includes $1.9 million to purchase Treasury options.

	December 31, 2014
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$15,481	$7,198	$8,283	$—	$—	$8,283

(1)	Includes $2.6 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2015
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$4,322	$3,986	$336	$—	$—	$336

	December 31, 2014
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$8,208	$7,696	$512	$—	$—	$512

NOTE 16: DIVIDEND RESTRICTIONS

The Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Parent Company is not required to obtain prior FRB approval to pay a dividend unless the declaration and payment of a dividend could raise supervisory concerns about the safe and sound operation of the Company and the Banks; where the dividend declared for a period is not supported by earnings; or where the Company plans to declare an increase in its dividend.

As a result of the aforementioned debt repositioning charge, the Company is required to receive, pursuant to the FRB’s Supervisory Letter SR 09-04, a non-objection from the FRB to pay cash dividends on its outstanding common stock throughout 2016. The first of these non-objections was received on January 22, 2016 and related to the dividend declared on January 26, 2016 and paid on February 19, 2016.

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the New York State Department of Financial Services (the “NYSDFS”) if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2015, dividends of $345.0 million were paid by the Banks to the Parent Company; at December 31, 2015, the Banks could have paid additional dividends of $33.9 million to the Parent Company without regulatory approval.

NOTE 17: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2015	2014
ASSETS:
Cash and cash equivalents	$70,380	$89,518
Securities available for sale	1,968	2,002
Investments in subsidiaries	6,232,228	6,039,718
Receivables from subsidiaries	7,635	7,859
Other assets	34,418	32,165

Total assets	$6,346,629	$6,171,262

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$358,605	$358,355
Other liabilities	53,328	31,092

Total liabilities	411,933	389,447

Stockholders’ equity	5,934,696	5,781,815

Total liabilities and stockholders’ equity	$6,346,629	$6,171,262

Condensed Statements of (Loss) Income

	Years Ended December 31,
(in thousands)	2015	2014	2013
Interest income	$1,027	$715	$702
Dividends received from subsidiaries	345,000	410,000	450,000
Gain on sale of securities	—	261	—
Other income	527	520	525

Gross income	346,554	411,496	451,227
Operating expenses	48,255	42,370	38,268

Income before income tax benefit and equity in (overdistributed) underdistributed earnings of subsidiaries	298,299	369,126	412,959
Income tax benefit	20,720	17,570	16,547

Income before equity in (overdistributed) underdistributed earnings of subsidiaries	319,019	386,696	429,506
Equity in (overdistributed) underdistributed earnings of subsidiaries	(366,175)	98,701	46,041

Net (loss) income	$(47,156)	$485,397	$475,547

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(47,156)	$485,397	$475,547
Change in other assets	(2,253)	293	(3,841)
Change in other liabilities	22,236	(2,807)	6,342
Other, net	32,955	30,739	24,135
Equity in overdistributed (underdistributed) earnings of subsidiaries	366,175	(98,701)	(46,041)

Net cash provided by operating activities	$371,957	$414,921	$456,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	$—	$566	$151
Change in receivable from subsidiaries, net	224	(2,707)	1,428
Investment in subsidiaries	(560,000)	—	—

Net cash (used in) provided by investing activities	$(559,776)	$(2,141)	$1,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	$(7,020)	$(7,283)	$(5,319)
Cash dividends paid on common stock	(453,981)	(442,204)	(440,308)
Net cash received from exercise of stock options	—	60	326
Proceeds from follow-on common stock offering ,net	629,682	—	—

Net cash provided by (used in) financing activities	$168,681	$(449,427)	$(445,301)

Net (decrease) increase in cash and cash equivalents	(19,138)	(36,647)	12,420
Cash and cash equivalents at beginning of year	89,518	126,165	113,745

Cash and cash equivalents at end of year	$70,380	$89,518	$126,165

NOTE 18: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Banks.

The following tables present the regulatory capital ratios for the Company at December 31, 2015 and 2014, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2015	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,558,415	10.49%	$3,644,872	10.75%	$4,086,913	12.05%	$3,644,872	7.77%
Minimum for capital adequacy purposes	1,526,064	4.50	2,034,752	6.00	2,713,003	8.00	1,876,006	4.00

Excess	$2,032,351	5.99%	$1,610,120	4.75%	$1,373,910	4.05%	$1,768,866	3.77%

	Risk-Based Capital
At December 31, 2014	Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,731,430	12.30%	$3,919,248	12.92%	$3,731,430	8.04%
Minimum for capital adequacy purposes	1,213,802	4.00	2,427,605	8.00	1,856,755	4.00

Excess	$2,517,628	8.30%	$1,491,643	4.92%	$1,874,675	4.04%

The Banks are subject to regulation, examination, and supervision by the NYSDFS and the FDIC (the “Regulators”). The Banks are also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from well capitalized to critically undercapitalized. Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the Regulators’ qualitative judgments about the components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity Tier 1 capital, Tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2015, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2015, the most recent notifications from the FDIC categorized the Community Bank and the Commercial Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity Tier 1 risk-based capital ratio of 6.50%; a minimum Tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%. In the opinion of management, no conditions or events have transpired since said notification to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2015 and 2014 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

			Risk-Based Capital
At December 31, 2015	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,478,429	11.04%	$3,478,429	11.04%	$3,645,262	11.57%	$3,478,429	8.05%
Minimum for capital adequacy purposes	1,417,588	4.50	1,890,117	6.00	2,520,156	8.00	1,729,021	4.00

Excess	$2,060,841	6.54%	$1,588,312	5.04%	$1,125,106	3.57%	$1,749,408	4.05%

	Risk-Based Capital
At December 31, 2014	Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$3,285,870	12.02%	$3,461,741	12.66%	$3,285,870	7.73%
Minimum for capital adequacy purposes	1,093,835	4.00	2,187,669	8.00	1,701,174	4.00

Excess	$2,192,035	8.02%	$1,274,072	4.66%	$1,584,696	3.73%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2015 and 2014 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

			Risk-Based Capital
At December 31, 2015	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$384,221	14.15%	$384,221	14.15%	$400,058	14.74%	$384,221	10.01%
Minimum for capital adequacy purposes	122,152	4.50	162,870	6.00	217,160	8.00	153,507	4.00

Excess	$262,069	9.65%	$221,351	8.15%	$182,898	6.74%	$230,714	6.01%

	Risk-Based Capital
At December 31, 2014	Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total regulatory capital	$364,591	12.08%	$376,538	12.47%	$364,591	9.25%
Minimum for capital adequacy purposes	120,755	4.00	241,509	8.00	157,599	4.00

Excess	$243,836	8.08%	$135,029	4.47%	$206,992	5.25%

As Basel III took effect on January 1, 2015, common equity Tier 1 capital was not measured at December 31, 2014 for the Company or the Banks.

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

The Company allocates expenses to the reportable segments based on various factors, including the volume and number of loans produced and the number of full-time equivalent employees. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Banking Operations Segment

The Banking Operations segment serves consumers and businesses by offering and servicing a variety of loan and deposit products and other financial services.

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, aggregates, sells, and services one-to-four family mortgage loans. Mortgage loan products consist primarily of agency-conforming fixed- and adjustable-rate loans and, to a lesser extent, jumbo loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses on the sale of such loans.

The following tables provide a summary of the Company’s segment results for the years ended December 31, 2015 and 2014, on an internally managed accounting basis:

	For the Twelve Months Ended December 31, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$393,074	$15,001	$408,075
Recoveries of loan losses	(15,004)	—	(15,004)
Non-Interest Income:
Third party(1)	154,847	55,916	210,763
Inter-segment	(15,359)	15,359	—

Total non-interest income	139,488	71,275	210,763

Non-interest expense(2)	700,469	65,386	765,855

(Loss) Income before income tax expense	(152,903)	20,890	(132,013)
Income tax (benefit) expense	(93,297)	8,440	(84,857)

Net (loss) income	$(59,606)	$12,450	$(47,156)

Identifiable segment assets (period-end)	$49,619,931	$697,865	$50,317,796

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Twelve Months Ended December 31, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,126,162	$14,191	$1,140,353
Recoveries of loan losses	(18,587)	—	(18,587)
Non-Interest Income:
Third party(1)	135,834	65,759	201,593
Inter-segment	(13,521)	13,521	—

Total non-interest income	122,313	79,280	201,593

Non-interest expense(2)	528,436	59,031	587,467

Income before income tax expense	738,626	34,440	773,066
Income tax expense	274,179	13,490	287,669

Net income	$464,447	$20,950	$485,397

Identifiable segment assets (period-end)	$47,897,672	$661,545	$48,559,217

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited New York Community Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 29, 2016

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2015 was effective using this criteria.

Effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2016 (hereafter referred to as our “2016 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available on the Investor Relations portion of our websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com, and will be provided, without charge, upon written request to the Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2016 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,400	$16.88	12,233,512
Equity compensation plans not approved by security holders	—	—	—

Total	2,400	$16.88	12,233,512

Information relating to the security ownership of certain beneficial owners and management appears in our 2016 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, appears in our 2016 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2016 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2015 and 2014;

•	Consolidated Statements of Operations and Comprehensive (Loss) Income for each of the years in the three-year period ended December 31, 2015;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2015;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.

2.1	Agreement and Plan of Merger by and between New York Community Bancorp, Inc. and Astoria Financial Corporation, dated October 28, 2015 (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

3.3	Amended and Restated Bylaws (4)

3.4	Form of Amendment to Certificate of Incorporation of New York Community Bancorp, Inc. (5)

4.1	Specimen Stock Certificate (6)

4.2	Form of Certificate of Designations for the New York Community Bancorp, Inc. preferred stock (7)

4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto (8)

10.2	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007) (9)

10.3	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers (10)

10.4	Form of Queens County Savings Bank Employee Severance Compensation Plan (10)

10.5	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan (10)

10.6	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust (10)

10.7	Incentive Savings Plan of Queens County Savings Bank (11)

10.8	Retirement Plan of Queens County Savings Bank (10)

10.9	Supplemental Benefit Plan of Queens County Savings Bank (12)

10.10	Excess Retirement Benefits Plan of Queens County Savings Bank (10)

10.11	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan (10)

10.12	Richmond County Financial Corp. 1998 Stock Compensation Plan (13)

10.13	Long Island Financial Corp. 1998 Stock Option Plan, as amended (14)

10.14	New York Community Bancorp, Inc. Management Incentive Compensation Plan (15)

10.15	New York Community Bancorp, Inc. 2006 Stock Incentive Plan (15)

10.16	New York Community Bancorp, Inc. 2012 Stock Incentive Plan (16)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements.)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 29, 2016 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 29, 2015
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(3)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(4)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2015
(5)	Incorporated by reference to Annex F to the joint proxy statement/prospectus contained in the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on December 21, 2015, Registration No. 333-208649
(6)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852

(7)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on January 29, 2016, Registration No. 333-208649
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(10)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on July 31, 2001, Registration No. 333-66366
(14)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on January 9, 2006, Registration No. 333-130908
(15)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(16)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2016	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	2/29/16	/s/ Thomas R. Cangemi	2/29/16
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	2/29/16
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	2/29/16	/s/ Maureen E. Clancy	2/29/16
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/s/ Hanif W. Dahya	2/29/16	/s/ Leslie D. Dunn	2/29/16
Hanif W. Dahya		Leslie D. Dunn
Director		Director

/s/ Michael J. Levine	2/29/16	/s/ James J. O’Donovan	2/29/16
Michael J. Levine		James J. O’Donovan
Director		Director

/s/ Lawrence Rosano, Jr.	2/29/16	/s/ Ronald A. Rosenfeld	2/29/16
Lawrence Rosano, Jr.		Ronald A. Rosenfeld
Director		Director

/s/ Lawrence J. Savarese	2/29/16	/s/ John M. Tsimbinos	2/29/16
Lawrence J. Savarese		John M. Tsimbinos
Director		Director

/s/ Robert Wann	2/29/16
Robert Wann
Senior Executive Vice President, Chief Operating Officer, and Director