Form 10-Q
period 2016-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2016-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

487,016,052
Number of shares of common stock outstanding at May 4, 2016

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2016

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Cash and cash equivalents	$650,880	$537,674
Securities:
Available-for-sale	152,249	204,255
Held-to-maturity ($1,889,548 and $2,152,939 pledged, respectively) (fair value of $4,304,161 and $6,108,529, respectively)	4,068,750	5,969,390

Total securities	4,220,999	6,173,645

Non-covered loans held for sale	471,276	367,221
Non-covered loans held for investment, net of deferred loan fees and costs	36,175,882	35,763,204
Less: Allowance for losses on non-covered loans	(150,778)	(147,124)

Non-covered loans held for investment, net	36,025,104	35,616,080
Covered loans	1,986,054	2,060,089
Less: Allowance for losses on covered loans	(28,498)	(31,395)

Covered loans, net	1,957,556	2,028,694

Total loans, net	38,453,936	38,011,995
Federal Home Loan Bank stock, at cost	551,247	663,971
Premises and equipment, net	325,017	322,307
FDIC loss share receivable	296,953	314,915
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	1,753	2,599
Mortgage servicing rights	213,268	247,734
Bank-owned life insurance	933,498	931,627
Other real estate owned (includes $24,455 and $25,817, respectively, covered by loss sharing agreements)	39,869	39,882
Other assets	392,021	635,316

Total assets	$48,515,572	$50,317,796

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$13,337,556	$13,069,019
Savings accounts	6,020,058	7,541,566
Certificates of deposit	6,788,712	5,312,487
Non-interest-bearing accounts	2,835,986	2,503,686

Total deposits	28,982,312	28,426,758
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	10,933,100	13,463,800
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	553,000	426,000

Total wholesale borrowings	12,986,100	15,389,800
Junior subordinated debentures	358,672	358,605

Total borrowed funds	13,344,772	15,748,405
Other liabilities	203,688	207,937

Total liabilities	42,530,772	44,383,100

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (600,000,000 shares authorized; 486,931,184 and 484,968,024 shares issued, and 486,929,814 and 484,943,308 shares outstanding, respectively)	4,869	4,850
Paid-in capital in excess of par	6,023,421	6,023,882
Retained earnings (accumulated deficit)	11,135	(36,568)
Treasury stock, at cost (1,370 and 24,716 shares, respectively)	(21)	(447)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $2,899 and $2,153, respectively	4,093	3,031
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,388 and $3,400, respectively	(5,299)	(5,318)
Net unrealized loss on pension and post-retirement obligations, net of tax of $36,334 and $37,279, respectively	(53,398)	(54,734)

Total accumulated other comprehensive loss, net of tax	(54,604)	(57,021)

Total stockholders’ equity	5,984,800	5,934,696

Total liabilities and stockholders’ equity	$48,515,572	$50,317,796

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Interest Income:
Mortgage and other loans	$360,723	$364,504
Securities and money market investments	63,087	64,409

Total interest income	423,810	428,913

Interest Expense:
NOW and money market accounts	14,619	11,052
Savings accounts	10,208	12,333
Certificates of deposit	15,890	17,116
Borrowed funds	55,227	95,644

Total interest expense	95,944	136,145

Net interest income	327,866	292,768
Provision for (recovery of) losses on non-covered loans	2,721	(870)
(Recovery of) provision for losses on covered loans	(2,897)	877

Net interest income after provisions for (recoveries) loan losses	328,042	292,761

Non-Interest Income:
Mortgage banking income	4,138	18,406
Fee income	7,923	8,394
Bank-owned life insurance	9,336	6,704
Net gain on sales of securities	163	211
FDIC indemnification (expense) income	(2,318)	702
Other income	15,995	17,817

Total non-interest income	35,237	52,234

Non-Interest Expense:
Operating expenses:
Compensation and benefits	89,304	87,209
Occupancy and equipment	25,815	25,299
General and administrative	41,270	42,744

Total operating expenses	156,389	155,252
Amortization of core deposit intangibles	846	1,584
Merger-related expenses	1,213	—

Total non-interest expense	158,448	156,836

Income before income taxes	204,831	188,159
Income tax expense	74,922	68,900

Net income	$129,909	$119,259

Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of tax of $746 and $1,161, respectively	1,062	1,715
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $12 and $11, respectively	19	17
Change in pension and post-retirement obligations, net of tax of $945 and $844, respectively	1,336	1,248

Total other comprehensive income, net of tax	2,417	2,980

Total comprehensive income, net of tax	$132,326	$122,239

Basic earnings per share	$0.27	$0.27

Diluted earnings per share	$0.27	$0.27

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2016
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,850
Shares issued for restricted stock awards (1,963,160 shares)	19

Balance at end of period	4,869

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,023,882
Shares issued for restricted stock awards, net of forfeitures	(8,668)
Compensation expense related to restricted stock awards	8,207

Balance at end of period	6,023,421

Retained Earnings:
Balance at beginning of year	(36,568)
Net income	129,909
Dividends paid on common stock ($0.17 per share)	(82,618)
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09 (1)	412

Balance at end of period	11,135

Treasury Stock:
Balance at beginning of year	(447)
Purchase of common stock (535,546 shares)	(8,222)
Shares issued for restricted stock awards (558,892 shares)	8,648

Balance at end of period	(21)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(57,021)
Other comprehensive income, net of tax	2,417

Balance at end of period	(54,604)

Total stockholders’ equity	$5,984,800

(1)	See Note 14, “Impact of Recent Accounting Pronouncements” for a discussion of the Company’s adoption of ASU No. 2016-09.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$129,909	$119,259
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(176)	7
Depreciation and amortization	8,053	7,645
Amortization of discounts and premiums, net	(8,470)	(1,670)
Amortization of core deposit intangibles	846	1,584
Net gain on sales of securities	(163)	(211)
Gain on sales of loans	(19,386)	(21,461)
Stock plan-related compensation	8,207	7,165
Deferred tax expense	18,027	9,419
Changes in assets and liabilities:
Decrease in other assets	293,865	12,625
(Decrease) increase in other liabilities	(21,286)	29,606
Origination of loans held for sale	(899,100)	(1,492,222)
Proceeds from sales of loans originated for sale	801,347	1,404,595

Net cash provided by operating activities	311,673	76,341

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	1,923,149	139,544
Proceeds from repayment of securities available for sale	49,959	886
Proceeds from sales of securities available for sale	104,663	135,211
Purchase of securities held to maturity	(10,086)	—
Purchase of securities available for sale	(104,500)	(135,000)
Net redemption of Federal Home Loan Bank stock	112,724	50,385
Proceeds from sales of loans	585,616	559,261
Other changes in loans, net	(910,243)	(321,684)
Purchase of premises and equipment, net	(10,763)	(10,682)

Net cash provided by investing activities	1,740,519	417,921

Cash Flows from Financing Activities:
Net increase in deposits	555,554	602,653
Net decrease in short-term borrowed funds	(2,403,700)	(1,161,000)
Proceeds from long-term borrowed funds	—	200,000
Repayments of long-term borrowed funds	—	(1,085)
Tax effect of stock plans (1)	—	996
Cash dividends paid on common stock	(82,618)	(110,851)
Payments relating to treasury shares received for restricted stock award tax payments (1)	(8,222)	(6,567)

Net cash used in financing activities	(1,938,986)	(475,854)

Net increase in cash and cash equivalents	113,206	18,408
Cash and cash equivalents at beginning of period	537,674	564,150

Cash and cash equivalents at end of period	$650,880	$582,558

Supplemental information:
Cash paid for interest	$91,079	$139,220
Cash paid for income taxes	2	10,698
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	9,456	17,098
Transfer of loans from held for investment to held for sale	579,841	553,315
Transfer of loans from held for sale to held for investment	—	153,578
Shares issued for restricted stock awards	8,668	7,694

(1)	See Note 14, “Impact of Recent Accounting Pronouncements” for a discussion of the Company’s adoption of ASU No. 2016-09.

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

The Community Bank is the primary banking subsidiary of the Company. Founded on April 14, 1859 and formerly known as Queens County Savings Bank, the Community Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($0.93 per share on a split-adjusted basis, reflecting the impact of nine stock splits between 1994 and 2004). The Commercial Bank was established on December 30, 2005.

Reflecting its growth through acquisitions, the Community Bank currently operates 226 branches, two of which operate directly under the Community Bank name. The remaining 224 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the name “Atlantic Bank.”

On September 17, 2015, the Company submitted an application to the FDIC and the New York State Department of Financial Services requesting approval to merge the Commercial Bank with and into the Community Bank. The merger of the Company’s two bank subsidiaries is not expected to impact either bank’s customers or employees.

On October 29, 2015, the Company announced the signing of a definitive merger agreement with Astoria Financial Corporation (“Astoria Financial”). The merger was approved by shareholders of both companies on April 26, 2016. Pending receipt of the necessary regulatory approvals and subject to the terms of the Agreement and Plan of Merger, Astoria Financial will merge with and into the Company, and Astoria Bank will merge with and into the Community Bank.

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

When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. The presentation of long-term borrowings in the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 is presented on a gross basis to conform to the presentation of long-term borrowings in the three months ended March 31, 2016.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2016	2015
Net income	$129,909	$119,259
Less: Dividends paid on and earnings allocated to participating securities	(979)	(872)

Earnings applicable to common stock	$128,930	$118,387

Weighted average common shares outstanding	484,605,397	441,990,338

Basic earnings per common share	$0.27	$0.27

Earnings applicable to common stock	$128,930	$118,387

Weighted average common shares outstanding	484,605,397	441,990,338
Potential dilutive common shares (1)	—	—

Total shares for diluted earnings per share computation	484,605,397	441,990,338

Diluted earnings per common share and common share equivalents	$0.27	$0.27

(1)	At March 31, 2016, there were no stock options outstanding. Options to purchase 32,400 shares of the Company’s common stock that were outstanding as of March 31, 2015 at weighted average exercise prices of $18.15 per share were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Three Months Ended March 31, 2016
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive (Loss) Income

Amortization of defined benefit pension plan items:
Prior-service costs	$62	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(2,343)	Included in the computation of net periodic (credit) expense (2)

	(2,281)	Total before tax
	945	Tax benefit

	(1,336)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(1,336)

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal bonds	$727	$73	$—	$800
Capital trust notes	9,448	—	2,607	6,841
Preferred stock	118,205	9,184	275	127,114
Mutual funds and common stock (1)	16,876	618	—	17,494

Total securities available for sale	$145,256	$9,875	$2,882	$152,249

(1)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates (1)	$53,820	$33	$1	$53,852

Other Securities:
Municipal bonds	$725	$70	$—	$795
Capital trust notes	9,444	—	2,480	6,964
Preferred stock	118,205	7,415	248	125,372
Common stock	16,877	470	75	17,272

Total other securities	$145,251	$7,955	$2,803	$150,403

Total securities available for sale	$199,071	$7,988	$2,804	$204,255

(1)	Government-sponsored enterprise.

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,256,996	$2,256,996	$140,529	$54	$2,397,471
GSE CMOs (1)	1,229,105	1,229,105	76,401	—	1,305,506

Total mortgage-related securities	$3,486,101	$3,486,101	$216,930	$54	$3,702,977

Other Securities:
GSE debentures	$368,784	$368,784	$19,461	$—	$388,245
Municipal bonds	74,419	74,419	1,661	—	76,080
Corporate bonds	73,871	73,871	11,049	—	84,920
Capital trust notes	74,262	65,575	3,058	16,694	51,939

Total other securities	$591,336	$582,649	$35,229	$16,694	$601,184

Total securities held to maturity (2)	$4,077,437	$4,068,750	$252,159	$16,748	$4,304,161

(1)	Collateralized mortgage obligations.
(2)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in Accumulated Other Comprehensive Loss (“AOCL”). At March 31, 2016, the non-credit portion of OTTI recorded in AOCL was $8.7 million, pre-tax.

	December 31, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,269,828	$2,269,828	$76,827	$4,722	$2,341,933
GSE CMOs (1)	1,325,033	1,325,033	53,236	57	1,378,212

Total mortgage-related securities	$3,594,861	$3,594,861	$130,063	$4,779	$3,720,145

Other Securities:
GSE debentures	$2,159,856	$2,159,856	$23,892	$7,568	$2,176,180
Municipal bonds	75,317	75,317	262	1,084	74,495
Corporate bonds	73,756	73,756	10,503	—	84,259
Capital trust notes	74,317	65,600	3,750	15,900	53,450

Total other securities	$2,383,246	$2,374,529	$38,407	$24,552	$2,388,384

Total securities held to maturity (2)	$5,978,107	$5,969,390	$168,470	$29,331	$6,108,529

(1)	Collateralized mortgage obligations.
(2)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2015, the non-credit portion of OTTI recorded in AOCL was $8.7 million, pre-tax.

At March 31, 2016 and December 31, 2015, respectively, the Company had $551.2 million and $664.0 million of Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost. In order to have access to the funding provided by the FHLB-NY, the Company is required to maintain an investment in FHLB-NY stock.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Gross proceeds	$104,663	$135,211
Gross realized gains	163	211

There were no gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2016 or 2015.

In the following table, the beginning balance represents the credit loss component for debt securities on which OTTI occurred prior to January 1, 2016. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Three Months Ended March 31, 2016
Beginning credit loss amount as of January 1, 2016	$198,766
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in expected cash flows on debt securities	—

Ending credit loss amount as of March 31, 2016	$198,766

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at March 31, 2016, by contractual maturity.

	At March 31, 2016
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$327	2.96%	$—	—%	$328
Due from one to five years	358,897	3.74	59,792	4.17	—	—	—	—	452,138
Due from five to ten years	2,709,236	3.23	308,992	3.14	—	—	64,211	4.74	3,279,755
Due after ten years	417,968	2.93	—	—	74,092	2.89	75,235	5.14	571,940

Total securities held to maturity	$3,486,101	3.25%	$368,784	3.31%	$74,419	2.89%	$139,446	4.96%	$4,304,161

Available-for-Sale Securities: (3)
Due within one year	$—	—%	$—	—%	$149	6.39%	$—	—%	$154
Due from one to five years	—	—	—	—	578	6.56	—	—	646
Due from five to ten years	—	—	—	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—	9,448	4.46	6,841

Total securities available for sale	$—	—%	$—	—%	$727	6.52%	$9,448	4.46%	$7,641

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2016:

At March 31, 2016	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Securities:
GSE certificates	$7,769	$14	$5,069	$40	$12,838	$54
GSE CMOs	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Capital trust notes	24,753	247	19,770	16,447	44,523	16,694

Total temporarily impaired held-to-maturity securities	$32,522	$261	$24,839	$16,487	$57,361	$16,748

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	1,980	20	4,861	2,587	6,841	2,607
Equity securities	15,017	275	—	—	15,017	275

Total temporarily impaired available-for-sale securities	$16,997	$295	$4,861	$2,587	$21,858	$2,882

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

At March 31, 2016, the Company had unrealized losses on certain GSE mortgage-related securities, capital trust notes, and equity securities.

The unrealized losses on the Company’s GSE mortgage-related securities were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

The Company reviews quarterly financial information related to its investments in capital trust notes, as well as other information that is released by each of the issuers of such notes, to determine their continued creditworthiness. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and thus result in potential OTTI losses, include, but are not limited to: government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; deteriorating credit enhancement; net operating losses; and illiquidity in the financial markets.

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at March 31, 2016 were primarily caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other than temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or the failure of the securities to fully recover in value as currently forecasted by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2016 consisted of five capital trust notes and three agency mortgage-backed securities. At December 31, 2015, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven agency debt securities, five capital trust notes, and two agency mortgage-backed securities. At March 31, 2016 and December 31, 2015, the combined market value of the respective securities represented unrealized losses of $19.1 million and $24.9 million. At March 31, 2016, the fair value of securities having a continuous loss position for twelve months or more was 39.1% below the collective amortized cost of $48.8 million. At December 31, 2015, the fair value of such securities was 2.0% below the collective amortized cost of $1.2 billion.

Note 5: Loans

The following table sets forth the composition of the loan portfolio at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$26,406,585	73.04%	$25,971,629	72.67%
Commercial real estate	7,676,793	21.23	7,857,204	21.98
Acquisition, development, and construction	344,645	0.95	311,676	0.87
One-to-four family	186,033	0.52	116,841	0.33

Total mortgage loans held for investment	$34,614,056	95.74	$34,257,350	95.85

Other Loans:
Commercial and industrial (1)	1,140,835	3.16	1,085,529	3.04
Lease financing, net of unearned income of $43,964 and $43,553, respectively	369,674	1.02	365,027	1.02

Total commercial and industrial loans	1,510,509	4.18	1,450,556	4.06
Purchased credit-impaired loans	6,474	0.02	8,344	0.02
Other	22,629	0.06	24,239	0.07

Total other loans held for investment	1,539,612	4.26	1,483,139	4.15

Total non-covered loans held for investment	$36,153,668	100.00%	$35,740,489	100.00%

Net deferred loan origination costs	22,214		22,715
Allowance for losses on non-covered loans	(150,778)		(147,124)

Non-covered loans held for investment, net	$36,025,104		$35,616,080

Covered loans	1,986,054		2,060,089
Allowance for losses on covered loans	(28,498)		(31,395)

Covered loans, net	$1,957,556		$2,028,694
Loans held for sale	471,276		367,221

Total loans, net	$38,453,936		$38,011,995

(1)	Includes specialty finance loans of $895.9 million and $880.7 million and other C&I loans of $614.7 million and $569.9 million, respectively, at March 31, 2016 and December 31, 2015.

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

The repayment of multi-family and CRE loans generally depends on the income produced by the underlying properties which, in turn, depends on their successful operation and management. To mitigate the potential for credit losses, the Company underwrites its loans in accordance with credit standards it considers to be prudent, looking first at the consistency of the cash flows being produced by the underlying property. In addition, multi-family buildings and CRE properties are inspected as a prerequisite to approval, and independent appraisers, whose appraisals are carefully reviewed by the Company’s in-house appraisers, perform appraisals on the collateral properties. In many cases, a second independent appraisal review is performed. To further manage its credit risk, the Company’s lending policies limit the amount of credit granted to any one borrower and typically require conservative debt service coverage ratios and loan-to-value ratios. Nonetheless, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market and the local economy. Accordingly, there can be no assurance that its underwriting policies will protect the Company from credit-related losses or delinquencies.

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

Included in non-covered loans held for investment at March 31, 2016 and December 31, 2015 were loans to executive officers, directors, and their related interests and parties of $92.4 million and $105.6 million, respectively. There were no loans to principal shareholders at either of those dates.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $6.5 million and an unpaid principal balance of $8.1 million at March 31, 2016, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The Community Bank’s mortgage banking division originates, aggregates, and services one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans which it typically sells to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank. In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at March 31, 2016:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$760	$15,900	$—	$16,660	$26,389,925	$26,406,585
Commercial real estate	—	11,863	—	11,863	7,664,930	7,676,793
One-to-four family	380	11,172	—	11,552	174,481	186,033
Acquisition, development, and construction	—	—	—	—	344,645	344,645
Commercial and industrial (2)	1,880	8,940	—	10,820	1,499,689	1,510,509
Other	165	1,358	—	1,523	21,106	22,629

Total	$3,185	$49,233	$—	$52,418	$36,094,776	$36,147,194

(1)	Excludes $954,000 of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4,818	$13,904	$—	$18,722	$25,952,907	$25,971,629
Commercial real estate	178	14,920	—	15,098	7,842,106	7,857,204
One-to-four family	1,117	12,259	—	13,376	103,465	116,841
Acquisition, development, and construction	—	27	—	27	311,649	311,676
Commercial and industrial (2)	—	4,473	—	4,473	1,446,083	1,450,556
Other	492	1,242	—	1,734	22,505	24,239

Total	$6,605	$46,825	$—	$53,430	$35,678,715	$35,732,145

(1)	Excludes $969,000 of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment (excluding non-covered PCI loans) by credit quality indicator at March 31, 2016:

(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$26,371,966	$7,635,582	$174,862	$343,835	$34,526,245	$1,483,734	$21,271	$1,505,005
Special mention	5,992	30,058	—	810	36,860	1,632	—	1,632
Substandard	28,627	11,153	11,171	—	50,951	25,143	1,358	26,501
Doubtful	—	—	—	—	—	—	—	—

Total	$26,406,585	$7,676,793	$186,033	$344,645	$34,614,056	$1,510,509	$22,629	$1,533,138

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2015:

(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loan Segment
Credit Quality Indicator:
Pass	$25,936,423	$7,839,127	$104,582	$309,039	$34,189,171	$1,433,778	$22,996	$1,456,774
Special mention	6,305	3,883	—	—	10,188	11,771	—	11,771
Substandard	28,901	14,194	12,259	2,637	57,991	5,007	1,243	6,250
Doubtful	—	—	—	—	—	—	—	—

Total	$25,971,629	$7,857,204	$116,841	$311,676	$34,257,350	$1,450,556	$24,239	$1,474,795

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2016, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $17.0 million; loans on which forbearance agreements were reached amounted to $2.9 million.

The following table presents information regarding the Company’s TDRs as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$2,008	$10,986	$12,994	$2,017	$635	$2,652
Commercial real estate	—	2,558	2,558	115	6,255	6,370
One-to-four family	—	1,512	1,512	—	987	987
Acquisition, development, and construction	—	—	—	—	27	27
Commercial and industrial	624	1,959	2,583	627	1,279	1,906
Other	—	211	211	—	213	213

Total	$2,632	$17,226	$19,858	$2,759	$9,396	$12,155

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended March 31, 2016 and the twelve months ended December 31, 2015 are summarized as follows:

	For the Three Months Ended March 31, 2016
	Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	1	4.63%	4.00%	$—	$—
One-to-four family	2	3.52	3.29	—	4
Commercial and industrial	1	3.30	3.10	47	—

Total	4			$47	$4

There were no financial effects of the Company’s TDRs in the three months ended March 31, 2015, as there were no new TDRs arranged during the quarter.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification. Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. However, the Company does consider a loan with multiple modifications or forbearance periods to be in default, and would also consider a loan to be in default if it were in bankruptcy or were partially charged off subsequent to modification.

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of March 31, 2016:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,853,643	93.3%
Other loans	132,411	6.7

Total covered loans	$1,986,054	100.0%

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

At March 31, 2016 and December 31, 2015, the unpaid principal balance of covered loans was $2.4 billion and $2.5 billion, respectively. The carrying value of such loans was $2.0 billion and $2.1 billion, respectively, at the corresponding dates.

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

In the three months ended March 31, 2016, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$803,145
Reclassification from non-accretable difference	25,261
Accretion	(33,320)

Balance at end of period	$795,086

In the preceding table, the line item “Reclassification from non-accretable difference” includes changes in cash flows that the Company does not expect to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions decreased, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield. The effect of this increase was augmented by a slight improvement in the underlying credit assumptions coupled with coupon rates on variable rate loans resetting slightly higher, which also resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Covered Loans 90 Days or More Past Due:
One-to-four family	$131,876	$130,626
Other loans	6,859	6,556

Total covered loans 90 days or more past due	$138,735	$137,182

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Covered Loans 30-89 Days Past Due:
One-to-four family	$26,849	$30,455
Other loans	1,158	2,369

Total covered loans 30-89 days past due	$28,007	$32,824

At March 31, 2016, the Company had $28.0 million of covered loans that were 30 to 89 days past due, and covered loans of $138.7 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $1.8 billion at March 31, 2016 and was considered current at that date.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the three months ended March 31, 2016, the Company recorded recoveries of losses on covered loans of $2.9 million. The recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $2.3 million that was recorded in “Non-interest income”.

The Company recorded a provision for losses on covered loans of $877,000 in the three months ended March 31, 2015. The provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and was partly offset by FDIC indemnification income of $702,000 that was recorded in “Non-interest income” in the corresponding period.

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at March 31, 2016:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	124,639	24,422	149,061
Acquired loans with deteriorated credit quality	13,425	16,790	30,215

Total	$138,064	$41,212	$179,276

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2015:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	122,712	22,484	145,196
Acquired loans with deteriorated credit quality	14,583	18,740	33,323

Total	$137,295	$41,224	$178,519

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2016:
Loans individually evaluated for impairment	$27,063	$9,071	$36,134
Loans collectively evaluated for impairment	34,586,993	1,524,067	36,111,060
Acquired loans with deteriorated credit quality	1,859,486	133,042	1,992,528

Total	$36,473,542	$1,666,180	$38,139,722

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2015:
Loans individually evaluated for impairment	$47,480	$4,474	$51,954
Loans collectively evaluated for impairment	34,209,870	1,470,321	35,680,191
Acquired loans with deteriorated credit quality	1,924,255	144,178	2,068,433

Total	$36,181,605	$1,618,973	$37,800,578

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the three months ended March 31, 2016 and 2015:

	March 31,
	2016			2015
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$124,478	$22,646	$147,124	$122,616	$17,241	$139,857
Charge-offs	(46)	(148)	(194)	(485)	(313)	(798)
Recoveries	879	248	1,127	1,400	163	1,563
Transfer from the allowance for losses on covered loans (1)	—	—	—	2,250	166	2,416
Provision for (recovery of) non-covered loan losses	874	1,847	2,721	(6,603)	5,733	(870)

Balance, end of period	$126,185	$24,593	$150,778	$119,178	$22,990	$142,168

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following tables present additional information about the Company’s impaired non-covered loans at March 31, 2016 and December 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$13,002	$15,054	$—	$20,233	$208
Commercial real estate	11,203	16,899	—	12,599	54
One-to-four family	2,859	3,373	—	3,122	23
Acquisition, development, and construction	—	—	—	1,318	—
Other	9,070	9,475	—	6,772	50

Total impaired loans	$36,134	$44,801	$—	$44,044	$335

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$27,464	$29,379	$—	$30,965	$1,320
Commercial real estate	13,995	15,480	—	25,066	383
One-to-four family	3,384	8,929	—	2,302	75
Acquisition, development, and construction	2,637	3,035	—	1,086	148
Other	4,474	4,794	—	8,386	118

Total impaired loans	$51,954	$61,617	$—	$67,805	$2,044

As indicated in the preceding tables, the Company had no impaired non-covered loans with an allowance recorded at March 31, 2016 or December 31, 2015.

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

The following table summarizes activity in the allowance for losses on covered loans for the three months ended March 31, 2016 and 2015:

	March 31,
(in thousands)	2016	2015
Balance, beginning of period	$31,395	$45,481
(Recovery of) provision for losses on covered loans	(2,897)	877
Transfer to the allowance for losses on non-covered loans (1)	—	(2,416)

Balance, end of period	$28,498	$43,942

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Wholesale borrowings:
FHLB advances	$10,933,100	$13,463,800
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	553,000	426,000

Total wholesale borrowings	$12,986,100	$15,389,800
Junior subordinated debentures	358,672	358,605

Total borrowed funds	$13,344,772	$15,748,405

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2016:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE debentures and mortgage-related securities	$—	$—	$—	$1,500,000

At March 31, 2016 and December 31, 2015, the Company had $358.7 million and $358.6 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at March 31, 2016:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,746	$138,395	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	2.234	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	3.884	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	2.279	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)

Total junior subordinated debentures		$358,672	$345,895

(1)	Callable subject to certain conditions as described in the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

In accordance with ASC 860-50, the Company records a separate servicing asset representing the right to service third-party loans. MSRs are initially recorded at their fair value as a component of the sale proceeds. The fair value of the MSRs are based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based estimates of ancillary servicing revenue, (3) market-based prepayment rates, and (4) market profit margins.

MSRs are subsequently measured at either fair value or amortized in proportion to, and over the period of, estimated net servicing income. The Company elects one of those methods on a class basis. A class is determined based on (1) the availability of market inputs used in determining the fair value of servicing assets, and/or (2) our method for managing the risks of servicing assets.

The Company had MSRs of $213.3 million and $247.7 million, respectively, at March 31, 2016 and December 31, 2015. Both period-end balances consisted of two classes of MSRs for which the Company separately managed the economic risk: residential MSRs and participation MSRs (i.e., MSRs on loans sold through participations).

The total unpaid principal balance of loans serviced for others was $24.6 billion and $24.2 billion at March 31, 2016 and December 31, 2015, respectively.

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

The value of residential MSRs at any given time is significantly affected by the mortgage interest rates that are then available in the marketplace; these, in turn, influence mortgage loan prepayment speeds. The rate of prepayment of residential loans serviced is the most significant estimate involved in the measurement process. Actual prepayment rates differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers.

During periods of declining interest rates, the value of residential MSRs generally declines as an increase in mortgage refinancing activity results in an increase in prepayments and a decrease in the carrying value of residential MSRs through a charge to earnings in the current period. Conversely, during periods of rising interest rates, the value of residential MSRs generally increases as mortgage refinancing activity declines and actual prepayments of the loans being serviced occurs more slowly than had been projected, resulting in increases in the carrying value of residential MSRs and servicing income than previously projected amounts. Accordingly, the residential MSRs actually realized, could differ from the amounts initially recorded.

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of the fair value of those assets via a discounted cash-flow method. The net carrying value is compared to its discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary or through a direct write-down of the asset and a charge to current-period earnings if it is considered other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the three months ended March 31, 2016, there was no impairment related to the Company’s participation MSRs.

The following table sets forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended March 31,
	2016		2015
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of year	$243,389	$4,345	$227,297	$—
Additions	7,948	1,250	15,017	—
Increase (decrease) in fair value:
Due to changes in interest rates	(24,286)	—	(11,098)	—
Due to model assumption changes (1)	(8,838)	—	—	—
Due to loan payoffs	(8,750)	—	(10,216)	—
Due to passage of time and other changes	(1,376)	—	(629)	—
Amortization	—	(414)	—	—

Carrying value, end of period	$208,087	$5,181	$220,371	$—

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	March 31, 2016	December 31, 2015
Expected Weighted Average Life	80 months	92 months
Constant Prepayment Speed	9.68%	7.35%
Discount Rate	10.02	10.01
Primary Mortgage Rate to Refinance	3.72	4.03
Cost to Service (per loan per year):
Current	$63	$63
30-59 days or less delinquent	213	213
60-89 days delinquent	313	313
90-119 days delinquent	413	413
120 days or more delinquent	563	563

As indicated in the preceding table, there were no changes in the assumed servicing costs over the three months ended March 31, 2016.

Note 9. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2016		2015
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,470	$160	$1,516	$175
Service cost	—	1	—	1
Expected return on plan assets	(3,906)	—	(4,390)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,262	81	2,052	96

Net periodic (credit) expense	$(174)	$180	$(822)	$210

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2016. The Company does not expect to make any contributions to its pension plan in 2016.

Note 10. Stock-Based Compensation

At March 31, 2016, the Company had 9,695,260 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,571,452 shares of restricted stock during the three months ended March 31, 2016. The shares had an average fair value of $15.23 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $8.2 million and $7.2 million, respectively, for the three months ended March 31, 2016 and 2015.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,362,117	$15.44
Granted	2,571,452	15.23
Vested	(1,893,003)	15.38
Canceled	(36,600)	15.27

Unvested at end of period	7,003,966	15.38

As of March 31, 2016, unrecognized compensation cost relating to unvested restricted stock totaled $101.3 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

The following table summarizes the changes that occurred during the three months ended at March 31, 2016 with regard to the Company’s outstanding stock options:

	For the Three Months Ended March 31, 2016
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	2,400	$16.88
Exercised	—	—
Expired/forfeited	(2,400)	16.88

Stock options outstanding, end of period	—	—
Options exercisable, end of period	—	—

There were no stock options outstanding at March 31, 2016 and no options exercised during the three months ended at that date.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Securities Available for Sale:
Municipal bonds	$—	$800	$—	$—	$800
Capital trust notes	—	6,841	—	—	6,841
Preferred stock	97,908	29,206	—	—	127,114
Mutual funds and common stock	—	17,494	—	—	17,494

Total securities available for sale	$97,908	$54,341	$—	$—	$152,249

Other Assets:
Loans held for sale	$—	$471,276	$—	$—	$471,276
Mortgage servicing rights	—	—	208,087	—	208,087
Interest rate lock commitments	—	—	6,689	—	6,689
Derivative assets-other (2)	6,259	4,008	—	(845)	9,422

Liabilities:
Derivative liabilities	$(78)	$(7,182)	$—	$5,760	$(1,500)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $3.7 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$53,852	$—	$—	$53,852

Total mortgage-related securities	$—	$53,852	$—	$—	$53,852

Other Securities Available for Sale:
Municipal bonds	$—	$795	$—	$—	$795
Capital trust notes	—	6,964	—	—	6,964
Preferred stock	96,641	28,731	—	—	125,372
Mutual funds and common stock	—	17,272	—	—	17,272

Total other securities	$96,641	$53,762	$—	$—	$150,403

Total securities available for sale	$96,641	$107,614	$—	$—	$204,255

Other Assets:
Loans held for sale	$—	$367,221	$—	$—	$367,221
Mortgage servicing rights	—	—	243,389	—	243,389
Interest rate lock commitments	—	—	2,526	—	2,526
Derivative assets-other (2)	1,875	1,342	—	(1,024)	2,193

Liabilities:
Derivative liabilities	$(1,539)	$(2,783)	$—	$3,986	$(336)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Mortgage servicing rights (“MSRs”) do not trade in an active open market with readily observable prices. The Company bases the fair value of its MSRs on the present value of estimated future net servicing income cash flows, utilizing a third-party valuation specialist. The specialist estimates future net servicing income cash flows with assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The Company periodically adjusts the underlying inputs and assumptions to reflect market conditions and assumptions that a market participant would consider in valuing the MSR asset. MSR fair value measurements use significant unobservable inputs and, accordingly, are classified within Level 3.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at March 31, 2016. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	March 31, 2016			December 31, 2015
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$471,276	$456,339	$14,937	$367,221	$359,587	$7,634

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Three Months Ended March 31,
(in thousands)	2016	2015
Loans held for sale	$6,900	$4,369
Mortgage servicing rights	(43,250)	(21,943)

Total loss	$(36,350)	$(17,574)

(1)	Does not include the effect of hedging activities, which is included in “Other non-interest income.”

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the three months ended March 31, 2016 and 2015, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Mar. 31, 2016	Change in Unrealized Gains/
	Fair Value							(Losses) Related to
	January 1,	Income/	Comprehensive					Instruments Held at
(in thousands)	2016	(Loss)	(Loss) Income					March 31, 2016
Mortgage servicing rights	$243,389	$(43,250)	$—	$7,948	$—	$—	$208,087	$(37,093)
Interest rate lock commitments	2,526	4,163	—	—	—	—	6,689	6,586

		Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Mar. 31, 2015	Change in Unrealized Gains/
	Fair Value							(Losses) Related to
	January 1,	Income/	Comprehensive					Instruments Held at
(in thousands)	2015	(Loss)	(Loss) Income					March 31, 2015
Mortgage servicing rights	$227,297	$(21,943)	$—	$15,017	$—	$—	$220,371	$(6,448)
Interest rate lock commitments	4,397	4,465	—	—	—	—	8,862	8,807

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the three months ended March 31, 2016 or 2015.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Mar. 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$208,087	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	9.68%
			Weighted Average Discount Rate	10.02
Interest rate lock commitments	6,689	Discounted Cash Flow	Weighted Average Closing Ratio	75.99

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$1,657	$1,657
Other assets (2)	—	$—	9,251	9,251

Total	$—	$—	$10,908	$10,908

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$3,930	$3,930
Other assets (2)	—	—	7,982	7,982

Total	$—	$—	$11,912	$11,912

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other Fair Value Disclosures

Financial Accounting Standards Board (“FASB”) guidance requires the disclosure of fair value information about the Company’s on- and off-balance sheet financial instruments. When available, quoted market prices are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of such instruments.

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2016 and December 31, 2015:

	March 31, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$650,880	$650,880	$650,880		$—		$—
Securities held to maturity	4,068,750	4,304,161	—		4,303,392		769
FHLB stock (1)	551,247	551,247	—		551,247		—
Loans, net	38,453,936	38,914,681	—		—		38,914,681
Financial Liabilities:
Deposits	$28,982,312	$28,986,770	$22,193,600	(2)	$6,793,170	(3)	$—
Borrowed funds	13,344,772	13,412,305	—		13,412,305		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$537,674	$537,674	$537,674		$—		$—
Securities held to maturity	5,969,390	6,108,529	—		6,107,697		832
FHLB stock (1)	663,971	663,971	—		663,971		—
Loans, net	38,011,995	38,245,434	—		—		38,245,434
Financial Liabilities:
Deposits	$28,426,758	$28,408,915	$23,114,271	(2)	$5,294,644	(3)	$—
Borrowed funds	15,748,405	15,685,616	—		15,685,616		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2016 and December 31, 2015.

Note 12. Derivative Financial Instruments

The Company’s derivative financial instruments consist of financial forward and futures contracts, interest rate swaps, IRLCs, and options. These derivatives relate to mortgage banking operations, residential MSRs, and other risk management activities, and seek to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities will vary in scope based on the level and volatility of interest rates, other changing market conditions, and the types of assets held.

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

The Company held derivatives with a notional amount of $3.2 billion at March 31, 2016. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The Company uses interest rate swaps to hedge the fair value of its residential MSRs. The Company also purchases put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately close.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2016:

	March 31, 2016
(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$510,000	$1,072	$61
Eurodollar futures	50,000	—	17
Swaps	170,000	1,496	—
Forward commitments to sell loans/mortgage-backed securities	1,084,000	128	6,861
Forward commitments to buy loans/mortgage-backed securities	715,000	3,880	321
Interest rate lock commitments	630,194	6,689	—

Total derivatives	$3,159,194	$13,265	$7,260

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain Included in Mortgage Banking Income
	for the Three Months Ended March 31,
(in thousands)	2016	2015
Treasury options	$7,231	$3,416
Treasury and Eurodollar futures	66	383
Swaps	1,496	—
Forward commitments to buy/sell loans/mortgage-backed securities	869	1,772

Total gain	$9,662	$5,571

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$16,956	$845	$16,111	$—	$—	$16,111

(1)	Includes $3.7 million to purchase Treasury options.

	December 31, 2015
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$5,743	$1,024	$4,719	$—	$—	$4,719

(1)	Includes $1.9 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2016
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$7,260	$5,760	$1,500	$—	$—	$1,500

	December 31, 2015
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$4,322	$3,986	$336	$—	$—	$336

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

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, aggregates, sells, and services one-to-four family mortgage loans. Mortgage loan products consist primarily of agency-conforming, fixed- and adjustable-rate loans and, to a lesser extent, jumbo loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses on the sale of such loans.

The following tables provide a summary of the Company’s segment results for the three months ended March 31, 2016 and 2015, on an internally managed accounting basis:

	For the Three Months Ended March 31, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$324,917	$2,949	$327,866
Recoveries of loan losses	(176)	—	(176)
Non-Interest Income:
Third party (1)	30,586	4,651	35,237
Inter-segment	(4,112)	4,112	—

Total non-interest income	26,474	8,763	35,237

Non-interest expense (2)	142,050	16,398	158,448

Income before income tax expense	209,517	(4,686)	204,831
Income tax expense (benefit)	76,815	(1,893)	74,922

Net income (loss)	$132,702	$(2,793)	$129,909

Identifiable segment assets (period-end)	$47,739,937	$775,635	$48,515,572

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Three Months Ended March 31, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$289,285	$3,483	$292,768

Provision for loan losses	7	—	7

Non-interest income:
Third party(1)	33,154	19,080	52,234
Inter-segment	(4,170)	4,170	—

Total non-interest income	28,984	23,250	52,234

Non-interest expense(2)	140,151	16,685	156,836

Income before income tax expense	178,111	10,048	188,159
Income tax expense	64,890	4,010	68,900

Net income	$113,221	$6,038	$119,259

Identifiable segment assets (period-end)	$47,573,020	$678,695	$48,251,715

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 prospectively, effective for the first quarter of 2016. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than equity. This resulted in an immaterial benefit to income tax expense in the first quarter of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. The Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which we have presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 will require organizations that lease assets (hereinafter referred to as “lessees”) to recognize as assets and liabilities on the balance sheet the respective rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. ASU No. 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-02 may have on the Company’s consolidated statements of condition and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, “Revenue from Contracts with Customers,” and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual periods beginning after December 31, 2106, including interim reporting periods within that fiscal year. The Company is in the process of evaluating the effects the adoption of ASU No. 2014-09 may have on the Company’s consolidated statements of condition and results of operations.

Note 15. Subsequent Events

Proposed Merger with Astoria Financial Corporation

On April 26, 2016, shareholders of both companies approved the proposed merger of Astoria Financial and the Company. Pending regulatory approval, and subject to the Agreement and Plan of Merger dated as of October 28, 2015, Astoria Financial will merge with and into the Company, and Astoria Bank, Astoria Financial’s primary subsidiary, will merge with and into the Community Bank.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	our use of derivatives to mitigate our interest rate exposure;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	the ability to obtain shareholder and regulatory approval of any merger transactions we may propose (including regulatory approval of the proposed merger with Astoria Financial) in a timely manner or otherwise;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire, including from Astoria Financial Corporation (“Astoria Financial”), into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	risks relating to unanticipated costs of integration;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including Astoria Financial;

•	failure to satisfy other closing conditions to any mergers we may propose, including the proposed merger with Astoria Financial;

•	the potential impact of the announcement or consummation of any merger we propose (including the proposed merger with Astoria Financial) on relationships with third parties, including customers, employees, and competitors;

•	failure to obtain applicable regulatory approvals for the payment of future dividends;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	a material breach in performance by the Community Bank under our loss sharing agreements with the FDIC;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting, or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Reconciliations of our stockholders’ equity and tangible stockholders’ equity; our total assets and tangible assets; and the related financial measures at March 31, 2016 and December 31, 2015 follow:

	March 31,	December 31,
(in thousands)	2016	2015
Stockholders’ Equity	$5,984,800	$5,934,696
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(1,753)	(2,599)

Tangible stockholders’ equity	$3,546,916	$3,495,966

Total Assets	$48,515,572	$50,317,796
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(1,753)	(2,599)

Tangible assets	$46,077,688	$47,879,066

Stockholders’ equity to total assets	12.34%	11.79%
Tangible stockholders’ equity to tangible assets	7.70%	7.30%

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Community Bank”), with 226 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank (the “Commercial Bank”), with 30 branches in Metro New York. With assets of $48.5 billion at March 31, 2016, including loans, net, of $38.5 billion, we rank among the 25 largest U.S. bank holding companies.

On July 20, 2015, A&P, which owned and operated Pathmark, Waldbaums, and other supermarket chains in Metro New York and New Jersey, announced that it had filed for bankruptcy protection and planned to close or sell certain of its stores. Subsequent to that filing, 17 of our 32 in-store Community Bank branches were closed and the deposits transferred to other nearby branches of the Community Bank.

Chartered in the State of New York, the Community Bank and the Commercial Bank are subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), the Consumer Financial Protection Bureau, and the New York State Department of Financial Services. In addition, the holding company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the U.S. Securities and Exchange Commission (the “SEC”), and the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB”.

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

Consistent with this business model, we produced the following results in the first quarter of 2016:

Asset Growth Management

Consistent with our objective of remaining below the current threshold for a Systemically Important Financial Institution (“SIFI”) through at least the first quarter of 2016, we managed the growth of our assets in the three months ended March 31, 2016. From December 31, 2015 through the end of the current first quarter, our assets declined $1.8 billion to $48.5 billion, resulting in a four-quarter average of $49.1 billion as of March 31st.

Two primary factors contributed to the linked-quarter decline in total assets:

•	While originations of multi-family and commercial real estate (“CRE”) loans totaled $1.7 billion in the current first quarter, we limited the impact on our total assets by selling loans of $579.9 million, primarily through participations, during that time.

•	The low level of market interest rates triggered a significant volume of securities prepayments during the current first quarter. As a result, the securities portfolio declined $2.0 billion from the balance at the end of December to $4.2 billion at March 31, 2016.

Given the significant decline in total assets over the course of the current first quarter, we no longer expect to cross over the SIFI threshold in the second quarter of 2016.

Loan Growth

Non-covered loans held for investment rose $412.7 million sequentially and $3.2 billion year-over-year to $36.2 billion at March 31, 2016. While the volume of loans originated for investment declined $1.6 billion sequentially and $535.7 million year-over-year to $2.1 billion in the current first quarter, we exceeded the $1.9 billion pipeline we had reported on January 27, 2016.

Multi-family loans represented $1.6 billion, or 73.7%, of the held-for-investment loans we originated during the quarter, reflecting a sequential decrease of $1.2 billion and a year-over-year decrease of $93.7 million. While the fourth quarter of the year is typically our most robust quarter in terms of loan production, the sequential decline in multi-family loan originations largely reflects a decrease in property transactions from last year’s record levels as well as a decrease in refinancing activity attributable to the low level of market interest rates.

Asset Quality

Notwithstanding a modest rise in non-performing non-covered assets, our asset quality measures remained among the best we have recorded since 2008. Non-performing non-covered assets represented 0.14% of total non-covered assets at the end of the current first quarter, one basis point higher than the trailing-quarter measure and 15 basis points below the measure at March 31, 2015.

Loans 30 to 89 days past due declined $3.4 million sequentially and $3.6 million year-over-year to $3.2 million at March 31, 2016. In addition, we recorded net recoveries of $933,000 over the three months ended at that date.

Net Interest Income and Margin

In the fourth quarter of 2015, we prepaid $10.4 billion of wholesale borrowings having an average cost of 3.16% and replaced them with a like amount of wholesale borrowings having an average cost of 1.58%. The benefit of this strategic debt repositioning was reflected in the interest expense on borrowed funds, which declined $40.4 million year-over-year to $55.2 million in the current first quarter, and in our cost of borrowed funds, which declined to 1.47% from 2.72% during that time.

The benefit is also reflected in our first quarter 2016 net interest income, which rose $35.1 million year-over-year to $327.9 million, and in our net interest margin, which rose 26 basis points year-over-year to 2.94%.

The benefit of the repositioning was partly offset by a decline in prepayment income from loans and securities, which together contributed $23.7 million to net interest income in the current first quarter, as compared to $34.3 million in the year-earlier three months. Similarly, prepayment income from loans and securities together contributed 22 basis points to the current first-quarter margin, as compared to 32 basis points in the first three months of the prior year. Absent the contributions of prepayment income in the respective quarters, our net interest margin was 2.72% in the three months ended March 31, 2016 and 2.36% in the three months ended March 31, 2015.

As more fully discussed under “Net Interest Income,” comparison of our first quarter 2016 net interest income and margin with the trailing-quarter amount and measure is less meaningful than the year-over-year comparison, due to the impact of the $773.8 million debt repositioning charge recorded as interest expense in the trailing quarter in connection with the prepayment of wholesale borrowings.

The year-over-year increase in net interest income more than offset the impact of a $17.0 million decline in non-interest income to $35.2 million which was largely attributable to a $14.3 million decrease in mortgage banking income to $4.1 million. In the first quarter of 2016, we recorded a $9.5 million servicing loss, rather than servicing income, primarily due to a change in the valuation model assumptions relating to our mortgage servicing rights (“MSRs”).

Expense Management

Operating expenses totaled $156.4 million in the current first quarter, reflecting a linked-quarter decrease of $7.3 million and a comparatively modest increase of $1.1 million year-over-year.

In the fourth quarter of 2015, our operating expenses were increased by the inclusion of $5.4 million of non-income taxes that were related to the aforementioned debt repositioning charge. These non-income taxes were recorded as general and administrative (“G&A”) expense in operating expenses and accounted for the bulk of the difference between the levels of operating expenses recorded in the current and trailing three-month periods.

In addition, we recorded merger-related expenses of $1.2 million in the current first quarter as compared to $3.7 million in the fourth quarter of last year.

Reflecting these factors, and others, we generated earnings of $129.9 million, or $0.27 per diluted share, in the three months ended March 31, 2016.

External Factors

The following is a discussion of certain external factors that tend to influence our financial performance and the strategic actions we take:

Interest Rates

Among the external factors that tend to influence our performance, the interest rate environment is key.

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) and

market interest rates. On December 17, 2015, the FOMC raised the target fed funds rate to a range of 0.25% to 0.50%. This was the first time and, thus far, only time, the rate has been raised since the fourth quarter of 2008, when it was reduced to a range of zero to 0.25%.

Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest. As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family and CRE loans generally are based on the five-year Constant Maturity Treasury Rate (the “five-year CMT”).

The following table summarizes the high, low, and average five- and ten-year CMTs in the three months ended March 31, 2016, December 31, 2015, and March 31, 2015:

	Five-Year Constant Maturity Treasury Rate				Ten-Year Constant Maturity Treasury Rate
	March 31, 2016	December 31, 2015	March 31, 2015		March 31, 2016	December 31, 2015	March 31, 2015

High	1.73%	1.81%	1.70%	High	2.25%	2.36%	2.24%
Low	1.11	1.29	1.18	Low	1.63	1.99	1.68
Average	1.37	1.58	1.46	Average	1.91	2.19	1.97

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, directly affecting new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the first three months of 2016, we originated $899.1 million of one-to-four family mortgage loans for sale through our mortgage banking division, $66.6 million more than we produced in the trailing-quarter and $593.1 million less than we produced in the first three months of 2015.

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loans than on our one-to-four family mortgage loans. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of prepayment activity can be especially meaningful. With property transactions declining from the prior year’s highs, and refinancing activity slowing, prepayment income from loans contributed $11.0 million to interest income in the current first quarter, as compared to $17.4 million and $30.1 million, respectively, in the trailing and year-earlier three months.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended March 31, 2016, December 31, 2015, and March 31, 2015. While unemployment declined year-over-year in each of these markets, the sequential comparison indicates a nationwide increase as well as an increase in New York City, New York State, New Jersey, and Ohio.

	For the Month Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Unemployment rate:
United States	5.1%	4.8%	5.6%
New York City	5.7	5.0	6.1
Arizona	5.1	5.5	6.0
Florida	4.7	4.8	5.4
New Jersey	5.0	4.3	6.5
New York	5.2	4.7	5.7
Ohio	5.4	4.6	5.2

(Source: U.S. Department of Labor)

Another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	March 2016	December 2015	March 2015
Change in prices:	0.1%	0.7%	(0.1)%

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to this index, home prices rose 5.3% across the U.S. in the twelve months ended February 2016, as compared to 5.4% and 4.1%, respectively, in the twelve months ended December 2015 and March 2015.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 511,000 in March 2016, according to estimates set forth in a U.S. Department of Commerce report issued on April 25, 2016. The March 2016 rate was 1.5% lower than the rate reported in February 2016 and 5.4% above the rate reported in March 2015.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 75.0% of our multi-family loans and 87.0% of our CRE loans are secured by properties in New York, with Manhattan accounting for 30.6% and 52.4% of our multi-family and CRE loans, respectively. As reflected in the following table, residential rental vacancy rates rose year-over-year and linked-quarter, while office vacancy rates in Manhattan rose sequentially and were flat year-over-year.

	For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Residential rental vacancy rates:
New York	5.4%	5.0%	4.6%
Manhattan office vacancy rate:	10.0	9.6	10.0

In addition, the Consumer Confidence Index® fell slightly to 96.1 in March 2016 from 96.5 in December and from 101.3 in March 2015. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Dividend Declaration

On April 19, 2016, the Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on May 17, 2016 to shareholders of record at the close of business on May 6, 2016.

Proposed Merger with Astoria Financial Corporation

On April 26, 2016, shareholders of both companies approved the proposed merger of Astoria Financial Corporation (“Astoria Financial”) and the Company. Pending regulatory approval, and subject to the Agreement and Plan of Merger dated as of October 28, 2015, Astoria Financial will merge with and into the Company, and Astoria Bank, Astoria Financial’s primary subsidiary, will merge with and into the Community Bank.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses; the valuation of MSRs; the determination of whether an impairment of securities is other than temporary; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance for deferred tax assets.

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

The methodology used for the allocation of the allowance for non-covered loan losses at March 31, 2016 and December 31, 2015 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

By considering the factors discussed above, we determine an allowance for non-covered loan losses that is applied to each significant loan portfolio segment to determine the total allowance for losses on non-covered loans.

The historical loss period we use to determine the allowance for loan losses on non-covered loans is a rolling 24-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

Allowance for Losses on Covered Loans

We have elected to account for the loans acquired in our FDIC-assisted acquisitions of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) (our “covered loans”) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt

Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we maintain the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

Mortgage Servicing Rights

We recognize the rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights,” or “MSRs.” MSRs are generally recognized when loans are sold whole or in part (i.e., as a “participation”), and the servicing is retained by us. Both of the Company’s two classes of MSRs, residential and participation, are initially recorded at fair value. While residential MSRs continue to be carried at fair value, participation MSRs are subsequently amortized on a quarterly basis and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income.

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

The fair values of our securities, and particularly of our fixed-rate securities, are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI on debt securities attributable to non-credit factors) is charged against earnings and recorded in “Non-interest income.” Our assessment of a decline in fair value requires judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

In addition to being tested annually, goodwill would be tested in less than one year’s time if there were a “triggering event.” During the three months ended March 31, 2016, no triggering events were identified.

The goodwill impairment analysis is a two-step test. However, a company can, under Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment,” first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU No. 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company did not elect to perform a qualitative assessment of its goodwill in 2015. The first step (“Step 1”) is used to identify potential impairment, and involves comparing each reporting segment’s estimated fair value to its carrying amount, including goodwill. If the estimated fair value of a reporting segment exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount exceeds the estimated fair value, there is an indication of potential impairment and the second step (“Step 2”) is performed to measure the amount.

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

Balance Sheet Summary

Total assets declined $1.8 billion in the first three months of 2016 to $48.5 billion at March 31st. The reduction was largely the net effect of a $2.0 billion decline in securities to $4.2 billion, primarily reflecting prepayments, and a $441.9 million increase in loans, net, to $38.5 billion.

Primarily reflecting an increase in non-interest-bearing deposits, total deposits rose $555.6 million in the current first quarter, to $29.0 billion, while borrowed funds declined $2.4 billion to $13.3 billion.

Stockholders’ equity rose $50.1 million sequentially to $6.0 billion, representing 12.34% of total assets and a book value per share of $12.29 at March 31, 2016.

Loans

At March 31, 2016, loans, net, represented $38.5 billion, or 79.3%, of total assets, up $441.9 million from the balance at December 31, 2015. Included in the March 31st amount were covered loans, net of $2.0 billion; non-covered loans held for investment, net, of $36.0 billion; and non-covered loans held for sale of $471.3 million, as more fully discussed below.

Covered Loans

“Covered loans” refers to certain loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. At the time of each acquisition, the loss sharing agreements each required the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

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

Primarily reflecting repayments, covered loans declined $74.0 million from the balance at the end of December to $2.0 billion, representing 5.1% of total loans, at March 31, 2016. One-to-four family loans represented $1.9 billion of total covered loans at the end of the current first quarter, with all other loan types (primarily consisting of home equity lines of credit, or “HELOCs”) representing $132.4 million, combined.

At March 31, 2016, $1.4 billion, or 68.8%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.52%. The remainder of the covered loan portfolio at that date consisted of fixed rate loans. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at March 31, 2016:

(in thousands)
California	$347,475
Florida	331,935
Arizona	147,785
Ohio	119,450
Massachusetts	97,257
Michigan	91,813
New York	73,584
Illinois	70,643
Maryland	57,342
New Jersey	52,222
Nevada	50,424
All other states	546,124

Total covered loans	$1,986,054

Non-Covered Loans Held for Investment

Non-covered loans held for investment rose $412.7 million in the first three months of this year to $36.2 billion, representing 93.6% of total loans at March 31, 2016. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and other loans, with specialty finance loans and leases and other commercial and industrial (“C&I”) loans comprising the bulk of the “Other loan” portfolio.

Originations of non-covered loans held for investment totaled $2.1 billion in the current first quarter, down $1.6 billion from the trailing-quarter’s volume and $535.7 million from the year-earlier amount. While the volume of loans produced for investment is typically more robust in the fourth quarter of the year than in any other quarter, the linked-quarter decline was also due to a reduction in property transactions and refinancing activity in our primary lending niche, as further discussed below.

The following table presents information about the loans held for investment we originated in the three months ended March 31, 2016, December 31, 2015, and March 31, 2015:

	For the Three Months Ended
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Mortgage Loans Originated for Investment:
Multi-family	$1,580,787	$2,778,623	$1,674,446
Commercial real estate	81,423	492,883	610,874
One-to-four family	75,207	12,863	788
Acquisition, development, and construction	39,145	13,433	70,794

Total mortgage loans originated for investment	$1,776,562	$3,297,802	$2,356,902

Other Loans Originated for Investment:
Specialty finance	$197,212	$334,525	$230,670
Other commercial and industrial	170,359	87,001	91,501
Other	910	1,008	1,676

Total other loans originated for investment	$368,481	$422,534	$323,847

Total loans originated for investment	$2,145,043	$3,720,336	$2,680,749

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.”

Consistent with our emphasis on this niche, multi-family loan originations represented $1.6 billion, or 73.7%, of the held-for-investment loans we produced in the current first quarter, reflecting a linked-quarter decline of $1.2 billion and a far more modest decline of $93.7 million year-over-year. The linked-quarter decline reflects our having just completed a record year for multi-family loan production, as well as a slowdown in property transactions and refinancing activity.

At March 31, 2016, multi-family loans represented $26.4 billion, or 73.0%, of total non-covered loans held for investment, reflecting a linked-quarter increase of $435.0 million. To limit the growth of the portfolio, we sold $438.9 million of multi-family loans through participations in the current first quarter, as compared to $355.9 million and $410.5 million, respectively, in the trailing and year-earlier three months.

The average multi-family loan had a principal balance of $5.4 million at the end of the current first quarter, as compared to $5.3 million at December 31, 2015.

The majority of our multi-family loans are made to long-term owners of residential apartment buildings with units that are subject to rent regulation and feature below-market rents. Our borrowers typically use the funds we provide to make building-wide improvements and renovations to certain units, as a result of which they are able to increase the rents their tenants pay. In this way, the borrower creates more cash flows to borrow against in future years.

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

Our multi-family loans tend to refinance within approximately three years of origination; at March 31, 2016 and December 31, 2015, the weighted average life of the multi-family loan portfolio was 2.9 years and 2.8 years, respectively.

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

Because prepayment penalties are recorded as interest income, they are reflected in the average yields on our loans and interest-earning assets, our interest rate spread and net interest margin, and the level of net interest income we record. No assumptions are involved in the recognition of prepayment income, as such income is only recorded when cash is received.

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

At March 31, 2016, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 69.8% of our multi-family loans were secured by buildings in New York City and 5.1% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce.

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property (“LTV”). The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of up to 30 years. In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

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

Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative LTVs our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses, even when the credit cycle has taken a downward turn.

Commercial Real Estate Loans

In the three months ended March 31, 2016, CRE loans represented $81.4 million of loans originated for investment, down $411.5 million and $529.5 million, respectively, from the volumes produced in the trailing and year-earlier three months. The respective declines were consistent with our focus on managing the growth of our assets as well as the declines in property transactions and refinancing activity.

At March 31, 2016, CRE loans represented $7.7 billion, or 21.2%, of loans held for investment, down $180.4 million from the balance at December 31st. In addition to the decline in CRE loan originations, the reduction reflects sales of CRE loans in the amount of $141.0 million, largely through participations.

At March 31, 2016, the average CRE loan had a principal balance of $5.4 million, comparable to the principal balance for the average CRE loan at December 31, 2015.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2016, 72.0% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 12.4%. Other parts of New York State accounted for 2.6% of the properties securing our CRE credits, while all other states accounted for 13.0%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply.

Our CRE loans tend to refinance within three to four years of origination; the weighted average life of the CRE portfolio was 3.3 years at March 31, 2016, as compared to 3.2 years at December 31, 2015.

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

One-to-Four Family Loans

The balance of one-to-four family loans held for investment rose $69.2 million sequentially to $186.0 million at March 31, 2016. The increase was largely due to an increase in loan production, with originations of one-to-four family loans rising $62.3 million sequentially and $74.4 million year-over-year to $75.2 million in the first three months of this year.

Acquisition, Development, and Construction Loans

ADC loans represented $344.6 million, or 0.95%, of total loans held for investment at the end of the current first quarter, reflecting a $33.0 million increase from the balance at December 31, 2015. The sequential rise was largely due to an increase in production, with originations of ADC loans rising $25.7 million from the trailing-quarter volume to $39.1 million in the three months ended March 31, 2016.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the three months ended March 31, 2016 and 2015, we recovered losses against guarantees of $229,000 and $144,000, respectively.

Other Loans

Other loans represented $1.5 billion, or 4.3%, of total loans held for investment at the end of the current first quarter, a $56.5 million increase from the balance at December 31, 2015. Specialty finance loans and leases accounted for $895.8 million of the March 31st total, having risen $15.2 million, while other C&I loans accounted for $614.7 million of the total, having grown $44.8 million sequentially. The remainder of the “other loan” portfolio includes non-covered purchased credit-impaired (“PCI”) loans, home equity loans, and HELOCs, as well as consumer loans.

Originations of other loans fell $54.1 million sequentially to $368.5 million in the current first quarter, as an $83.4 million increase in other C&I loan originations to $170.4 million was exceeded by a $137.3 million reduction in the volume of specialty finance loans and leases produced to $197.2 million.

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

At March 31, 2016, our largest loan had a balance of $287.5 million and an interest rate of 3.7%. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of the date of this report, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2016:

	At March 31, 2016
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$8,078,948	30.59%	$4,022,620	52.40%
Brooklyn	4,362,794	16.52	544,765	7.10
Bronx	3,448,649	13.06	169,814	2.21
Queens	2,489,743	9.43	737,110	9.60
Staten Island	63,748	0.24	55,842	0.73

Total New York City	$18,443,882	69.84%	$5,530,151	72.04%

Long Island	587,674	2.23	953,005	12.41
Other New York State	764,356	2.90	197,198	2.57
All other states	6,610,673	25.03	996,439	12.98

Total	$26,406,585	100.00%	$7,676,793	100.00%

At March 31, 2016, the largest concentration of one-to-four family loans held for investment was located in California, with a total of $74.5 million; the largest concentration of ADC loans held for investment was located in New York City, with a total of $244.1 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

Our portfolio of non-covered loans held for sale consists of one-to-four family loans originated through our residential mortgage banking division, utilizing our proprietary web-based technology. This platform is not only used by the Community Bank to serve our retail customers in New York , New Jersey, Ohio, Florida, and Arizona, but also by over 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—to originate full-documentation, prime credit, one-to-four family loans across the United States.

Non-covered loans held for sale rose $104.1 million sequentially to $471.3 million at the end of the current first quarter and represented $899.1 million of the loans produced in the first three months of this year. The latter amount was $66.6 million higher than the volume produced in the trailing quarter and $593.1 million below the volume produced in the first quarter of 2015. The year-over-year decline was largely attributable to a reduction in refinancing activity.

While the vast majority of the one-to-four family loans held for sale we produce are agency-conforming loans sold to GSEs, we also utilize our mortgage banking platform to originate prime jumbo loans for sale to other private mortgage investors, as well as for our own portfolio. Of the loans we originated for sale in the first three months of this year, all but $12.5 million, or 1.4%, were agency-conforming. The latter amount consisted of non-conforming jumbo loans.

Both the agency-conforming and non-conforming (i.e., jumbo) one-to-four family loans we sell require that we make certain representations and warranties with regard to the underwriting, documentation, and legal/regulatory compliance, and we may be required to repurchase a loan or loans if it is found that a breach of the representations and warranties has occurred. In such case, we would be exposed to any subsequent credit loss on the mortgage loans that might or might not be realized in the future.

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

We recorded a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income.

Representation and Warranty Reserve

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Balance, beginning of period	$8,008	$8,160
Repurchase losses	—	(41)
Recoveries	—	65
Reversal of provision for repurchase losses	(5,876)	—

Balance, end of period	$2,132	$8,184

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

The first quarter 2016 reversal of the provision for repurchase losses reflected in the preceding table was recorded as income from originations in “Mortgage banking income.”

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

At the beginning of 2013, the GSEs changed the rules related to their ability to put back claims to us for representation and warranty issues. These rule changes moderated the potential exposure to issuers and provided for a phase-in that became fully impactful in 2016. Together with the nominal volume of repurchase requests and related losses we’ve had since 2010, when our residential mortgage banking operation was established, the change in the GSE rules required a $5.9 million reduction in the representation and warranty reserve in the first quarter of 2016.

Indemnified and Repurchased Loans

The following table sets forth our activity with regard to repurchased loans and the loans we indemnified for GSEs during the periods indicated:

	For the Three Months Ended March 31,
	2016		2015
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	37	$8,365	31	$7,916
New indemnifications	—	—	3	460
New repurchases	—	—	2	543
Transfers to other real estate owned	(1)	(243)	—	—
Principal payoffs	(1)	(333)	(2)	(939)
Principal payments	—	(54)	—	(63)

Balance, end of period	35	$7,735	34	$7,917

Of the 35 loans as of the date of this report, 20 loans with an aggregate principal balance of $4.4 million were repurchased and are now held for investment. Of those 20 loans, 13 loans with an aggregate balance of $3.1 million are performing as of the date of this report. Of the remaining seven loans, which are not performing as of the date of this report, one was originated through our mortgage banking division and six were originated by banks we acquired in 2007. The remaining 15 loans, with an aggregate principal balance of $3.3 million, are indemnified and are all performing as of the date of this report.

Repurchase and Indemnification Requests

The following table sets forth our repurchase and indemnification requests during the periods indicated:

	For the Three Months Ended March 31,
	2016		2015
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	6	$2,731	24	$6,189
New repurchase requests (2)	10	1,868	25	6,265
Successful rebuttal/rescission	(7)	(2,859)	(23)	(5,071)
New indemnifications (3)	—	—	(3)	(460)
Loan repurchases	—	—	(2)	(543)

Balance, end of period	9	$1,740	21	$6,380

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement through which the Company protects the GSEs against future losses.

Outstanding Loan Commitments

At March 31, 2016, we had outstanding loan commitments of $3.4 billion, a $562.4 million increase from the level at December 31st. Commitments to originate loans held for investment represented $2.8 billion of the March 31st total, and commitments to originate loans held for sale represented the remaining $616.3 million. At December 31, 2015, the respective commitments were $2.5 billion and $371.4 million.

Multi-family and CRE loans together represented $1.3 billion of held-for-investment loan commitments at the end of the current first quarter, while one-to-four family, ADC, and other loans represented $45.3 million, $382.9 million, and $1.0 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $574.6 million and commitments to originate other C&I loans of $406.3 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $306.0 million at March 31, 2016, as compared to $296.5 million at December 31, 2015. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets represented $64.6 million, or 0.14%, of total non-covered assets at the end of the current first quarter, as compared to $60.9 million, representing 0.13% of total non-covered assets, at December 31, 2015. The increase was attributable to a $2.4 million rise in non-performing non-covered loans to $49.2 million, and a $1.3 million rise in non-covered OREO to $15.4 million. Non-performing non-covered loans represented 0.14% of total non-covered loans at the end of the current first quarter, as compared to 0.13% at December 31st.

The increase in non-performing loans was driven by a $4.6 million rise in non-accrual other loans to $10.3 million and a $2.0 million increase in non-accrual multi-family loans to $15.9 million. The majority of the non-accrual other loans consisted of taxi medallion loans. The impact of these increases was substantially offset by a $1.1 million reduction in non-accrual one-to-four family loans to $11.2 million and a $3.1 million reduction in non-accrual CRE loans to $11.9 million.

The following table sets forth the changes in non-performing non-covered loans over the three months ended March 31, 2016:

(in thousands)
Balance at December 31, 2015	$46,825
New non-accrual	10,177
Recoveries	(107)
Transferred to other real estate owned	(3,183)
Loan payoffs, including dispositions and principal pay-downs	(4,060)
Restored to performing status	(419)

Balance at March 31, 2016	$49,233

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances in the three months ended March 31, 2016:

			Change from December 31, 2015 to March 31, 2016
(dollars in thousands)	March 31, 2016	December 31, 2015	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$15,900	$13,904	$1,996	14.36%
Commercial real estate	11,863	14,920	(3,057)	(20.49)
One-to-four family	11,172	12,259	(1,087)	(8.87)
Acquisition, development, and construction	—	27	(27)	(100.00)

Total non-accrual non-covered mortgage loans	38,935	41,110	(2,175)	(5.29)
Other non-accrual non-covered loans	10,298	5,715	4,583	80.19

Total non-performing non-covered loans	$49,233	$46,825	$2,408	5.14%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2016 and December 31, 2015, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Properties that are acquired through foreclosure are classified as OREO, and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property. Subsequent declines in the fair value of OREO are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal and an environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2016. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at March 31, 2016 and December 31, 2015:

As of March 31, 2016	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	11	$15,604	10	$5,521
New York Commercial Bank	2	296	5	6,342

Total for New York Community Bancorp	13	$15,900	15	$11,863

As of December 31, 2015	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	7	$13,603	12	$8,589
New York Commercial Bank	2	301	4	6,331

Total for New York Community Bancorp	9	$13,904	16	$14,920

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

In addition, one-to-four family loans, ADC loans, and other loans represented 0.52%, 0.95%, and 4.3%, respectively, of total non-covered loans held for investment at March 31, 2016, as compared to 0.33%, 0.87%, and 4.2%, respectively, at December 31, 2015. Furthermore, while 6.0% of our one-to-four family loans were non-performing at the end of the quarter, only 0.67% of our other loans were non-performing at that date. There were no non-performing ADC loans at March 31, 2016.

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

The following table presents our held for investment loans 30 to 89 days past due by loan type and the changes in the respective balances in the three months ended March 31, 2016:

			Change from December 31, 2015 to March 31, 2016
(dollars in thousands)	March 31, 2016	December 31, 2015	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$760	$4,818	$(4,058)	(84.23)%
Commercial real estate	—	178	(178)	(100.00)
One-to-four family	380	1,117	(737)	(65.98)
Other loans	2,045	492	1,553	315.65

Total non-covered loans 30-89 days past due	$3,185	$6,605	$(3,420)	(51.78)%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded net recoveries of $933,000 in the current first quarter and $1.2 million in the trailing three months.

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $2.7 million provision for such losses in the first quarter of this year. Reflecting this provision, and the first quarter’s recoveries of $933,000, the allowance for losses on non-covered loans rose to $150.8 million at March 31, 2016 from $147.1 million at December 31, 2015. The March 31st balance represented 0.41% of total non-covered loans and 302.77% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of March 31, 2016, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At March 31, 2016, our two largest non-performing loans were a multi-family loan with a balance of $9.1 million and a CRE loan with a balance of $5.0 million. The same two loans were our two largest loans at December 31, 2015. The next three largest non-performing loans each had a balance of less than $2.0 million at March 31, 2016.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. During the three months ended March 31, 2016, new TDRs primarily consisted of one multi-family loan in the amount of $9.1 million. At March 31, 2016, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $17.0 million; loans in connection with which forbearance agreements were reached totaled $2.9 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rate for restructured multi-family, CRE, and one-to-four family loans was 100% at March 31, 2016. The success rate for other loans was 50%. There were no restructured ADC loans at that date.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the three months ended March 31, 2016:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2015	$2,759	$9,396	$12,155
New TDRs	—	11,822	11,822
Transferred to other real estate owned	—	(2,708)	(2,708)
Loan payoffs, including dispositions and principal pay-downs	(127)	(1,284)	(1,411)

Balance at March 31, 2016	$2,632	$17,226	$19,858

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2016, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered PCI Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at March 31, 2016 and December 31, 2015. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Three Months Ended March 31, 2016		At or For the Year Ended December 31, 2015
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$145,196		$139,857
Provision for (recovery of) losses on non-covered loans	2,932		(2,846)
Charge-offs:
Multi-family	—		(167)
Commercial real estate	—		(273)
One-to-four family	(46)		(875)
Acquisition, development, and construction	—		—
Other loans	(148)		(1,273)

Total charge-offs	(194)		(2,588)
Recoveries	1,127		10,773

Net recoveries	933		8,185

Balance at end of period	$149,061		$145,196

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$15,900		$13,904
Commercial real estate	11,863		14,920
One-to-four family	11,172		12,259
Acquisition, development, and construction	—		27

Total non-accrual non-covered mortgage loans	$38,935		$41,110
Other non-accrual non-covered loans	10,298		5,715

Total non-performing non-covered loans (1)	$49,233		$46,825
Non-covered other real estate owned (2)	15,414		14,065

Total non-performing non-covered assets	$64,647		$60,890

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.14%		0.13%
Non-performing non-covered assets to total non-covered assets	0.14		0.13
Allowance for losses on non-covered loans to non-performing non-covered loans	302.77		310.08
Allowance for losses on non-covered loans to total non-covered loans	0.41		0.41
Net charge-offs during the period to average loans outstanding during the period (3)	(0.00	)(4)	(0.02)

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$760		$4,818
Commercial real estate	—		178
One-to-four family	380		1,117
Acquisition, development, and construction	—		—
Other loans	2,045		492

Total non-covered loans 30-89 days past due (4)	$3,185		$6,605

(1)	The March 31, 2016 and December 31, 2015 amounts exclude loans 90 days or more past due of $138.7 million and $137.2 million, respectively, that are covered by FDIC loss sharing agreements. The March 31, 2016 and December 31, 2015 amounts also exclude non-covered PCI loans of $954,000 and $969,000, respectively.
(2)	The March 31, 2016 and December 31, 2015 amounts exclude OREO of $24.5 million and $25.8 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The March 31, 2016 and December 31, 2015 amounts exclude loans 30 to 89 days past due of $28.0 million and $32.8 million, respectively, that are covered by FDIC loss sharing agreements. The March 31, 2016 amount also excludes $4,000 of non-covered PCI loans. There were no PCI loans 30 to 89 days past due at December 31, 2015.

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

In the three months ended March 31, 2016, we recorded FDIC indemnification expense of $2.3 million in “Non-interest income” in connection with the recovery of $2.9 million from the allowance for losses on covered loans. In the year-earlier three months, we recorded FDIC indemnification income of $702,000 in “Non-interest income” as a result of having recorded an $877,000 provision for the allowance for losses on covered loans. Please see the discussion of FDIC indemnification expense and income that appears under “Non-interest income” later in this report.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the three months ended March 31, 2016 and 2015, we recorded amortization of $11.4 million and $14.2 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three months ended March 31, 2016 and 2015, we received FDIC reimbursements of $4.2 million and $5.7 million, respectively.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at March 31, 2016 and December 31, 2015, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Three Months Ended March 31, 2016	At or For the Year Ended December 31, 2015
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	720	729
One-to-four family	131,876	130,626
Acquisition, development, and construction	231	237
Other	6,862	6,559

Total covered loans and non-covered PCI loans 90 days or more past due	$139,689	$138,151
Covered other real estate owned	24,455	25,817

Total covered assets and non-covered PCI loans	$164,144	$163,968

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$15,900	$13,904
Commercial real estate	12,583	15,649
One-to-four family	143,048	142,885
Acquisition, development, and construction	231	264
Other non-performing loans	17,160	12,274

Total non-performing loans	$188,922	$184,976
Other real estate owned	39,869	39,882

Total non-performing assets	$228,791	$224,858

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.50%	0.49%
Total non-performing assets to total assets	0.47	0.45
Allowance for loan losses to total non-performing loans	94.89	96.51
Allowance for loan losses to total loans	0.47	0.47

Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	—	—
One-to-four family	26,849	30,455
Acquisition, development, and construction	—	—
Other loans	1,162	2,369

Total covered loans and non-covered PCI loans 30-89 days past due	$28,011	$32,824

Total Loans 30-89 Days Past Due:
Multi-family	$760	$4,818
Commercial real estate	—	178
One-to-four family	27,229	31,572
Acquisition, development, and construction	—	—
Other loans	3,207	2,861

Total loans 30-89 days past due	$31,196	$39,429

Geographical Analysis of Non-Performing Loans (Covered and Non-Covered)

The following table presents a geographical analysis of our non-performing loans at March 31, 2016:

	Non-Performing Loans
(in thousands)	Non-Covered Loan Portfolio	Covered Loan Portfolio	Total
New York	$27,506	$14,067	$41,573
New Jersey	19,546	14,300	33,846
Florida	—	20,050	20,050
California	—	14,916	14,916
Ohio	—	9,769	9,769
Massachusetts	—	7,640	7,640
Maryland	—	6,495	6,495
All other states	2,181	52,452	54,633

Total non-performing loans	$49,233	$139,689	$188,922

Securities

The balance of securities fell from $6.2 billion at the end of December to $4.2 billion at March 31, 2016. The $2.0 billion, or 31.6%, decline was largely due to a significant level of repayments in response to the lower level of market interest rates in the first three months of this year. Securities represented 8.7% of total assets at the end of the current first quarter, as compared to 12.3% at December 31st. GSE obligations represented 91.3% and 94.1% of total securities at the respective dates.

Held-to-maturity securities represented $4.1 billion, or 96.4%, of total securities at the end of the current first quarter, down $1.9 billion from the balance at year-end 2015. The fair value of securities held to maturity represented 105.8% and 102.3% of their respective carrying values at March 31, 2016 and December 31, 2015. Mortgage-related securities and other securities accounted for $3.5 billion and $582.6 million, respectively, of the March 31st balance, as compared to $3.6 billion and $2.4 billion at the end of last year.

GSE obligations represented $3.9 billion of held-to-maturity securities at the end of the current first quarter, while capital trust notes, corporate bonds, and municipal obligations represented $65.6 million, $73.9 million, and $74.4 million, respectively. At December 31, 2015, GSE obligations accounted for $5.8 billion of held-to-maturity securities, while capital trust notes and corporate bonds represented $65.6 million and $73.8 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 6.2 years and 6.5 years at the respective period-ends.

Available-for-sale securities represented the remaining $152.2 million, or 3.6%, of total securities at the end of the current first quarter, a $52.0 million decrease from the balance at December 31st. While the December 31st balance included $150.4 million of other securities and $53.9 million of mortgage-related securities, the March 31st balance consisted entirely of other securities.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of the FHLB-NY’s capital stock. At March 31, 2016, the Community Bank and the Commercial Bank held $520.0 million and $31.2 million, respectively, of stock in the FHLB-NY. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

In the three months ended March 31, 2016, dividends from the FHLB-NY to the Community Bank totaled $6.3 million and dividends from the FHLB-NY to the Commercial Bank totaled $376,000.

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

Loan repayments and sales totaled $2.6 billion in the current first quarter, as compared to $4.3 billion in the first three months of 2015. Cash flows from the repayment and sale of securities totaled $2.1 billion and $275.6 million, respectively, in the corresponding quarters, while purchases of securities totaled $114.6 million and $135.0 million, respectively.

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

At March 31, 2016, our deposits totaled $29.0 billion, reflecting a $555.6 million increase from the balance at December 31st. The increase was primarily due to a $332.3 million rise in non-interest-bearing accounts to $2.8 billion and a $268.5 million increase in NOW and money market accounts to $13.3 billion. While certificates of deposit (“CDs”) rose $1.5 billion during this time to $6.8 billion, the benefit was offset by a $1.5 billion decline in savings accounts to $6.0 billion. The changes in CDs and savings accounts were not unrelated; they reflect the maturity of certain savings accounts in the current first quarter and the subsequent transfer of those funds into CDs. Reflecting the three-month increase, CDs represented 23.4% of total deposits at the end of the current first quarter, as compared to 18.7% at year-end 2015.

The March 31st balance of deposits included institutional deposits of $3.0 billion and municipal deposits of $722.4 million, as compared to $2.8 billion and $733.4 million, respectively, at December 31, 2015. Brokered deposits fell $148.7 million to $3.8 billion during this time, as brokered checking accounts dropped $80.0 million to $1.4 billion and brokered money market accounts dropped $68.7 million to $2.4 billion. We had no brokered CDs at either of those dates. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, junior subordinated debentures. At March 31, 2016, borrowed funds totaled $13.3 billion, reflecting a $2.4 billion reduction from the balance at December 31, 2015.

Wholesale Borrowings

Wholesale borrowings accounted for $13.0 billion and $15.4 billion, respectively, of total borrowed funds at the end of March and December, representing 26.8% and 30.6% of total assets at the respective dates. The $2.4 billion decline largely reflects our use of the cash flows from the quarter’s securities repayments to pay down our short-term FHLB-NY advances.

While FHLB-NY advances fell $2.5 billion in the first three months of the year to $10.9 billion, the balance of repurchase agreements held steady at $1.5 billion and the balance of fed funds purchased rose $127.0 million to $553.0 million.

Reflecting the debt repositioning that took place in the fourth quarter of 2015, none of our wholesale borrowings had callable features at March 31, 2016.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.7 million at March 31, 2016, comparable to the balance at December 31, 2015.

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

In the first three months of 2016, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of certain C&I loans that feature floating interest rates; and (3) We increased our balance of CDs and our balance of non-interest-bearing deposits. In addition, we benefited from the strategic debt repositioning that took place in the trailing quarter through the prepayment of $10.4 billion of wholesale borrowings and their replacement at half the cost (i.e., from 3.16% to 1.58%).

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

At March 31, 2016, our one-year gap was a negative 15.60%, as compared to a negative 17.77% at December 31, 2015. The 217-basis point change was largely the net effect of a decline in borrowings due to reprice in one year in connection with the increase in securities repayments, and an increase in deposits repricing within the next twelve months.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2016 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 30% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 23% and 16% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 57% for the first five years and 43% for years six through ten. NOW accounts were assumed to decay at a rate of 74% for the first five years and 26% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 77% for the first five years and 23% for years six through ten.

Interest Rate Sensitivity Analysis

	At March 31, 2016
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,312,159	$5,237,286	$13,408,894	$10,541,237	$4,817,713	$266,690	$38,583,979
Mortgage-related securities (2)(3)	43,706	119,494	191,341	598,473	2,458,610	74,477	3,486,101
Other securities and money market investments (2)	796,764	1,028	64,264	1,280	300,026	133,906	1,297,268

Total interest-earning assets	5,152,629	5,357,808	13,664,499	11,140,990	7,576,349	475,073	43,367,348

INTEREST-BEARING LIABILITES:
NOW and money market accounts	6,935,156	411,086	760,295	1,937,149	3,293,870	—	13,337,556
Savings accounts	1,568,777	1,408,445	272,414	204,614	2,565,808	—	6,020,058
Certificates of deposit	998,063	5,231,557	485,094	53,917	19,914	167	6,788,712
Borrowed funds	1,526,526	—	8,973,500	2,700,000	—	144,746	13,344,772

Total interest-bearing liabilities	11,028,522	7,051,088	10,491,303	4,895,680	5,879,592	144,913	39,491,098

Interest rate sensitivity gap per period (4)	$(5,875,893)	$(1,693,280)	$3,173,196	$6,245,310	$1,696,757	$330,160	$3,876,250

Cumulative interest rate sensitivity gap	$(5,875,893)	$(7,569,173)	$(4,395,977)	$1,849,333	$3,546,090	$3,876,250

Cumulative interest rate sensitivity gap as a percentage of total assets	(12.11)%	(15.60)%	(9.06)%	3.81%	7.31%	7.99%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	46.72%	58.13%	84.61%	105.53%	109.01%	109.82%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of March 31, 2016, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 1.90% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 2.54% per annum.

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

Based on the information and assumptions in effect at March 31, 2016, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(4.41)%
+200	(9.38)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2016, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(3.70)%
+200	(6.51)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2016, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 7.13% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 4.56% increase.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $650.9 million and $537.7 million, respectively, at March 31, 2016 and December 31, 2015. As in the past, our portfolios of loans and securities provided liquidity in the current first quarter, with cash flows from the repayment and sale of loans totaling $2.6 billion and cash flows from the repayment and sale of securities totaling $2.1 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2016, our available borrowing capacity with the FHLB-NY was $7.8 billion. In addition, the Banks had $150.3 million of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At March 31, 2016, the maximum amount the Community Bank could borrow from the FRB-NY was $1.2 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $147.9 million. There were no borrowings against either of the respective lines of credit at that date.

Our primary investing activity is loan production. In the first three months of 2016, the volume of loans originated for investment was $2.1 billion. During this time, the net cash provided by investing activities totaled $1.7 billion. Our operating activities provided net cash of $311.7 million in the current first quarter, while the net cash used in our financing activities totaled $1.9 billion.

CDs due to mature in one year or less from March 31, 2016 totaled $6.2 billion, representing 91.8% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

The Company (the “Parent Company”) is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Due to the prepayment charge incurred in the fourth quarter of 2015 in connection with the aforementioned debt repositioning, dividends to be paid by the Company over the next two quarters will require regulatory clearance.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended March 31, 2016, the Banks paid dividends totaling $85.0 million to the Parent Company, leaving $78.8 million they could dividend to the Parent Company without regulatory approval at that date. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved. Additional sources of liquidity available to the Parent Company at March 31, 2016 included $65.1 million in cash and cash equivalents and $2.0 million of available-for-sale securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At March 31, 2016, we held derivative financial instruments with a notional value of $3.2 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity rose $50.1 million from the year-end 2015 balance to $6.0 billion at March 31, 2016. The March 31st balance represented 12.34% of total assets and a book value per share of $12.29, while the December 31st balance, $5.9 billion, represented 11.79% of total assets and a book value per share of $12.24.

We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At March 31, 2016 and December 31, 2015, we had outstanding shares of 486,929,814 and 484,943,308, respectively.

Tangible stockholders’ equity rose $51.0 million in the first three months of this year to $3.5 billion, after the distribution of quarterly cash dividends totaling $82.6 million. The March 31st balance represented 7.70% of tangible assets and a tangible book value per share of $7.28. At December 31, 2015, tangible stockholders equity equaled $3.5 billion and represented 7.30% of tangible assets and a tangible book value per share of $7.21.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both March 31, 2016 and December 31, 2015, we recorded goodwill of $2.4 billion; we recorded CDI, net, of $1.8 million and $2.6 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear earlier in this report.)

Both stockholders’ equity and tangible stockholders’ equity include AOCL. AOCL declined $2.4 million from the balance at the end of December to $54.6 million at March 31, 2016. The modest decline was largely the net effect of a $1.1 million increase in the net unrealized gain on available-for-sale securities, net of tax, to $4.1 million and a $1.3 million decrease in pension and post-retirement obligations, net of tax, to $53.4 million. Also included in AOCL is the net unrealized loss on the non-credit portion of OTTI losses, net of tax, which declined modestly from the year-end balance to $5.3 million.

At March 31, 2016, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our Common Equity Tier 1, Tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At March 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,606,169	10.50%	$3,606,169	10.50%	$4,136,360	12.05%	$3,606,169	7.60%
Minimum for capital adequacy purposes	1,545,045	4.50	2,060,060	6.00	2,746,746	8.00	1,897,842	4.00

Excess	$2,061,124	6.00%	$1,546,109	4.50%	$1,389,614	4.05%	$1,708,327	3.60%

In accordance with Basel III, the inclusion of trust preferred securities as Tier 1 capital—which was reduced from 100% in 2014 to 25% in 2015—is now completely phased out.

In addition, Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2020, when fully phased in. At March 31, 2016, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 405 basis points and the fully-phased in capital conservation buffer by 155 basis points.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at March 31, 2016:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At March 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,522,664	11.03%	$3,522,664	11.03%	$3,688,757	11.55%	$3,522,664	8.03%
Minimum for capital adequacy purposes	1,437,289	4.50	1,916,386	6.00	2,555,181	8.00	1,754,573	4.00

Excess	$2,085,375	6.53%	$1,606,278	5.03%	$1,133,576	3.55%	$1,768,091	4.03%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At March 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$392,087	14.76%	$392,087	14.76%	$410,290	15.45%	$392,087	10.46%
Minimum for capital adequacy purposes	119,525	4.50	159,367	6.00	212,489	8.00	149,955	4.00

Excess	$272,562	10.26%	$232,720	8.76%	$197,801	7.45%	$242,132	6.46%

As of March 31, 2016, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum Common Equity Tier 1 ratio of 6.50%; a minimum Tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for The Three Months Ended March 31, 2016

The Company generated GAAP earnings of $129.9 million, or $0.27 per diluted share, in the current first quarter, as compared to $119.3 million, or $0.27 per diluted share, in the year-earlier three months. Included in the current first-quarter amount were merger-related expenses of $1.2 million. There were no comparable expenses in the first quarter of 2015.

In the fourth quarter of 2015, the Company reported a GAAP loss of $404.8 million, or $0.87 per diluted share, reflecting the impact of an after-tax debt repositioning charge in the amount of $546.8 million and after-tax merger-related expenses of $3.2 million.

On a pre-tax basis, the debt repositioning charge amounted to $915.0 million. In accordance with ASC 470-50, $773.8 million of the debt repositioning charge was recorded as interest expense in net interest income and the remaining $141.2 million of the charge was recorded as G&A expense in non-interest expense. In addition, the Company’s fourth quarter non-interest expense included pre-tax merger-related expenses of $3.7 million in connection with the proposed merger with Astoria Financial.

Net Interest Income (Loss)

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target fed funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. On December 17, 2015, the FOMC raised the target fed funds rate for the first time since it was lowered to a range of 0% to 0.25% in the fourth quarter of 2008. The FOMC has maintained the rate at a range of 0.25% to 0.50% since December 17, 2015.

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the first quarter of 2016, the average five-year CMT was 1.37%, as compared to 1.58% and 1.46%, respectively, in the trailing and year-earlier quarters. The average ten-year CMT was 1.91% in the current first quarter, as compared to 2.19% and 1.97%, respectively, in the earlier periods.

Net interest income is also influenced by the level of prepayment income generated in connection with the prepayment of our multi-family and CRE loans, as well as securities. Since prepayment income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields (as applicable) on our loans, securities, and interest-earning assets, and therefore in our interest rate spread and net interest margin. As further discussed on the following two pages, prepayment income from loans and securities declined $2.1 million sequentially and $10.6 million year-over-year to $23.7 million in the three months ended March 31, 2016. Similarly, the contribution of prepayment income to our net interest margin fell two basis points sequentially and 10 basis points year-over-year to 22 basis points. The respective declines were largely due to a reduction in property transactions and refinancing activity, which resulted in a reduction in prepayment income from loans, and were partly offset by an increase in prepayments from securities.

It should be noted that the level of prepayment income on loans recorded in any given period depends on the volume of loans that refinance or prepay during that time. Such activity is largely dependent on such external factors as current market conditions, including real estate values, and the perceived or actual direction of market interest rates. In addition, while a decline in market interest rates may trigger an increase in refinancing and, therefore, prepayment income, so too may an increase in market interest rates. It is not unusual for borrowers to lock in lower interest rates when they expect, or see, that market interest rates are rising rather than risk refinancing later at a still higher interest rate.

Furthermore, the level of prepayment income recorded when a loan prepays is a function of the remaining principal balance, as well as the number of years remaining on the loan. The number of years dictates the number of prepayment points that are charged on the remaining principal balance, based on a sliding scale of five percentage points to one, as discussed under “Multi-Family Loans” and “Commercial Real Estate Loans” earlier in this report.

Largely reflecting the benefit of the debt repositioning that took place in the trailing quarter, and notwithstanding the aforementioned decline in prepayment income, the Company recorded net interest income of $327.9 million in the three months ended March 31, 2016, as compared to $292.8 million in the three months ended March 31, 2015. Similarly, the Company’s net interest margin expanded to 2.94% in the current first quarter from 2.68% in the year-earlier three months. Absent the contribution of prepayment income in the respective quarters, the Company’s margin was 2.72% and 2.36%, respectively.

Year-Over-Year Comparison:

•	Reflecting the significant benefit of the debt repositioning that took place in the trailing quarter, net interest income rose $35.1 million year-over-year to $327.9 million in the current first quarter, as a $5.1 million decline in interest income was more than offset by a $40.2 million decline in interest expense.

•	The substantial decline in interest expense was driven by a $40.4 million reduction in the interest expense on borrowed funds to $55.2 million, as the impact of an $818.9 million rise in the average balance to $15.1 billion was far exceeded by the benefit of a 125-basis point decline in the average cost to 1.47%. The reduction in the average cost of borrowed funds was attributable to the fourth-quarter prepayment of $10.4 billion of wholesale borrowings with an average cost of 3.16% and their replacement with $10.4 billion of wholesale borrowings having an average cost of 1.58%.

•	The interest expense produced by interest-bearing deposits rose modestly to $40.7 million, as the average balance rose $83.1 million year-over-year to $26.1 billion, and the average cost held steady at 0.63%. While the interest expense produced by NOW and money market accounts rose $3.6 million year-over-year, to $14.6 million, the impact was largely offset by declines of $2.1 million and $1.2 million in the interest expense produced by savings accounts and CDs, respectively.

•	The $5.1 million decline in interest income was the net effect of a $1.1 billion rise in the average balance of interest-earning assets to $44.6 billion and a 15-basis point decline in the average yield to 3.80%. In addition, prepayment income on loans and securities contributed $23.7 million to interest income in the current first quarter, a year-over-year reduction of $10.6 million. Loans represented $11.0 million and $30.1 million, respectively, of prepayment income in the current and year-earlier first quarters, while securities represented $12.7 million and $4.2 million, respectively.

•

Similarly, prepayment income contributed 22 basis points to the current first-quarter margin, signifying a year-over-year reduction of 10 basis points. Loans accounted for 10 of the basis points contributed by prepayment income in the current first quarter, as compared to 28 basis points in the year-earlier three months. Securities, meanwhile, accounted for 12 of the basis points derived from the current first quarter’s prepayment income, as compared to four basis points in the year-earlier three months. Absent the contribution of prepayment income in the respective quarters, the Company’s margin would have been 2.72% in the three months ended March 31, 2016 and 2.36% in the three months ended March 31, 2015.

•	The interest income produced by loans fell $3.8 million year-over-year to $360.7 million as the benefit of a $2.5 billion rise in the average balance to $38.4 billion was exceeded by the impact of a 31-basis point decline in the average yield to 3.75%. The decline in interest income was partly due to a $19.1 million decrease in prepayment income and the related 11-basis point decrease in its contribution to the average yield. The reduction in the average yield also reflects the low level of market interest rates in the current first quarter, which resulted in the replenishment of the portfolio with lower-yielding loans.

•	The interest income produced by securities and money market investments fell $1.3 million year-over-year to $63.1 million as the impact of a $1.4 billion decline in the average balance to $6.2 billion was tempered by the benefit of a 66-basis point rise in the average yield to 4.09%. The increase in the average yield was largely due to the 82-basis point increase in the contribution of prepayment income from securities.

Linked-Quarter Comparison:

In the trailing quarter, the Company recorded a net interest loss of $449.2 million, as interest income of $424.5 million was exceeded by $873.7 million of interest expense. Included in the latter amount was the larger portion of the debt repositioning charge (i.e., $773.8 million) recorded in connection with the prepayment of $10.4 billion of wholesale borrowings.

Given the significant impact of the debt repositioning charge on our fourth quarter 2015 net interest loss, comparison with the current first quarter’s net interest income would not be meaningful. Accordingly, the following discussion of our net interest income (loss) in the three months ended March 31, 2016 and December 31, 2015 is limited to those components that were not impacted by the fourth quarter 2015 debt repositioning charge: interest income and the interest expense produced by interest-bearing deposits.

Interest Income

•	In the first quarter of 2016, interest income declined a modest amount from the trailing-quarter level, the net effect of a $502.3 million rise in the average balance of interest-earning assets and a five-basis point decline in the average yield. Prepayment income contributed $2.1 million less to interest income in the current first quarter than it did in the fourth quarter of 2015. Similarly, the contribution of prepayment income to the Company’s net interest margin was two basis points less in the current first quarter than it was in the trailing three months.

•	The interest income produced by loans also declined a modest amount as the benefit of a $1.2 billion increase in the average balance was tempered by the impact of a 13-basis point decline in the average yield. The contribution of prepayment income to the interest income on loans was $17.4 million in the trailing quarter, $6.3 million greater than the contribution in the first quarter of this year. Similarly, the contribution of prepayment income to the average yield on loans was 19 basis points in the trailing quarter, exceeding the current first-quarter amount by eight basis points.

•	The interest income produced by securities and money market investments in the current first quarter was modestly lower than the level produced in the fourth quarter of 2015. While the average yield on securities and money market investments rose 41 basis points sequentially, the benefit was tempered by the impact of a $695.3 million reduction in the average balance of such assets, primarily reflecting the significant rise in securities prepayments discussed above. Prepayment income from securities contributed $8.5 million to the interest income produced by securities in the trailing quarter, $4.2 million less than the first quarter 2016 amount. Similarly, prepayment income from securities contributed 49 basis points to the average yield on securities in the trailing quarter, 33 basis points less than the current first-quarter amount.

Interest Expense on Interest-Bearing Deposits

•	In the first quarter of 2016, the interest expense on interest-bearing deposits rose $1.5 million from $39.2 million in the trailing quarter as a $197.2 million increase in the average balance was coupled with a three-basis point increase in the average cost.

•	While the average balance of savings accounts fell $716.7 million sequentially, the impact on the average balance of interest-bearing deposits was exceeded by the combination of a $355.0 million increase in the average balance of NOW and money market accounts and a $558.9 million increase in the average balance of CDs.

•	While the average cost of NOW and money market accounts rose seven basis points quarter-over-quarter, the average cost of savings accounts declined by the same amount. During this time, the cost of CDs remained flat at 1.08%.

Net Interest Income Analyses

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

Linked-Quarter Comparison (GAAP)

The first table compares the Company’s GAAP net interest income analysis for the first quarter of 2016 with its GAAP net interest income analysis for the fourth quarter of 2015 (i.e., including the $773.8 million debt repositioning charge recorded in interest expense in accordance with ASC 470-50). The impact of the debt repositioning charge is reflected in the following line items in the fourth quarter 2015 analysis: interest expense on and average cost of borrowed funds; interest expense on and average cost of interest-bearing liabilities; net interest income; interest rate spread; and net interest margin.

	For the Three Months Ended
	March 31, 2016			December 31, 2015
	(GAAP)			(GAAP)
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$38,437,915	$360,723	3.75%	$37,240,361	$361,043	3.88%
Securities and money market investments	6,176,122	63,087	4.09	6,871,407	63,458	3.68

Total interest-earning assets	44,614,037	423,810	3.80	44,111,768	424,501	3.85
Non-interest-earning assets	5,337,910			5,291,882

Total assets	$49,951,947			$49,403,650

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,285,335	$14,619	0.44%	$12,930,306	$11,918	0.37%
Savings accounts	6,863,220	10,208	0.60	7,579,895	12,779	0.67
Certificates of deposit	5,915,482	15,890	1.08	5,356,629	14,522	1.08

Total interest-bearing deposits	26,064,037	40,717	0.63	25,866,830	39,219	0.60
Borrowed funds	15,063,985	55,227	1.47	14,813,371	834,484	22.35

Total interest-bearing liabilities	41,128,022	95,944	0.94	40,680,201	873,703	8.52
Non-interest-bearing deposits	2,647,331			2,740,355
Other liabilities	203,213			163,633

Total liabilities	43,978,566			43,584,189
Stockholders’ equity	5,973,381			5,819,461

Total liabilities and stockholders’ equity	$49,951,947			$49,403,650

Net interest income (loss)/interest rate spread		$327,866	2.86%		$(449,202)	(4.67)%

Net interest margin			2.94%			(4.01)%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Linked-Quarter Comparison (GAAP and non-GAAP)

The following table compares the Company’s GAAP net interest income analysis for the first quarter of 2016 with its non-GAAP net interest income analysis for the fourth quarter of 2015 (i.e., as if the $773.8 million debt repositioning charge recorded in interest expense in accordance with ASC 470-50 had not been recorded). Although such non-GAAP net interest income is not a measure of performance calculated in accordance with GAAP, we believe that it is an important indication of our ability to generate net interest income through our ongoing operations and thus provides useful supplemental information to management and investors in evaluating our financial results.

The following line items are presented in the fourth quarter 2015 analysis absent the impact of the debt repositioning charge: interest expense on and average cost of borrowed funds; interest expense on and average cost of interest-bearing liabilities; net interest income; interest rate spread; and net interest margin. No adjustments have been made to these items for the three months ended March 31, 2016. Furthermore, none of these adjusted items should be considered in isolation or as a substitute for net interest (loss) income or its component measures, which appear in the table on the following page.

	For the Three Months Ended
	March 31, 2016			December 31, 2015
	(GAAP)			(Non-GAAP)
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$38,437,915	$360,723	3.75%	$37,240,361	$361,043	3.88%
Securities and money market investments	6,176,122	63,087	4.09	6,871,407	63,458	3.68

Total interest-earning assets	44,614,037	423,810	3.80	44,111,768	424,501	3.85
Non-interest-earning assets	5,337,910			5,291,882

Total assets	$49,951,947			$49,403,650

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,285,335	$14,619	0.44%	$12,930,306	$11,918	0.37%
Savings accounts	6,863,220	10,208	0.60	7,579,895	12,779	0.67
Certificates of deposit	5,915,482	15,890	1.08	5,356,629	14,522	1.08

Total interest-bearing deposits	26,064,037	40,717	0.63	25,866,830	39,219	0.60
Borrowed funds	15,063,985	55,227	1.47	14,813,371	60,728	1.63

Total interest-bearing liabilities	41,128,022	95,944	0.94	40,680,201	99,947	0.98
Non-interest-bearing deposits	2,647,331			2,740,355
Other liabilities	203,213			163,633

Total liabilities	43,978,566			43,584,189
Stockholders’ equity	5,973,381			5,819,461

Total liabilities and stockholders’ equity	$49,951,947			$49,403,650

Net interest income/interest rate spread		$327,866	2.86%		$324,554	2.87%

Net interest margin			2.94%			2.95%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Year-Over-Year Comparison (GAAP)

The following table presents a net interest income analysis for the three months ended March 31, 2016 and 2015. No adjustments were made to the amounts or measures provided for either year.

	For the Three Months Ended March 31,
	2016			2015
	(GAAP)			(GAAP)
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,437,915	$360,723	3.75%	$35,960,395	$364,504	4.06%
Securities and money market investments (2)(3)	6,176,122	63,087	4.09	7,542,579	64,409	3.43

Total interest-earning assets	44,614,037	423,810	3.80	43,502,974	428,913	3.95
Non-interest-earning assets	5,337,910			5,266,578

Total assets	$49,951,947			$48,769,552

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,285,335	$14,619	0.44%	$12,366,830	$11,052	0.36%
Savings accounts	6,863,220	10,208	0.60	7,528,983	12,333	0.66
Certificates of deposit	5,915,482	15,890	1.08	6,085,108	17,116	1.14

Total interest-bearing deposits	26,064,037	40,717	0.63	25,980,921	40,501	0.63
Borrowed funds	15,063,985	55,227	1.47	14,245,073	95,644	2.72

Total interest-bearing liabilities	41,128,022	95,944	0.94	40,225,994	136,145	1.37
Non-interest-bearing deposits	2,647,331			2,510,976
Other liabilities	203,213			230,273

Total liabilities	43,978,566			42,967,243
Stockholders’ equity	5,973,381			5,802,309

Total liabilities and stockholders’ equity	$49,951,947			$48,769,552

Net interest income/interest rate spread		$327,866	2.86%		$292,768	2.58%

Net interest margin			2.94%			2.68%

Ratio of interest-earning assets to interest-bearing liabilities			1.08x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for (Recoveries of) Loan Losses

Provision for (Recovery of) Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” the Company recorded a $2.7 million provision for non-covered loan losses in the three months ended March 31, 2016. In the trailing and year-earlier quarters, the Company recovered $80,000 and $870,000, respectively, from the allowance for losses on non-covered loans.

(Recovery of) Provision for Losses on Covered Loans

A recovery of losses on covered loans is recorded when we have reason to believe that the cash flows from certain pools of loans acquired in our FDIC-assisted transactions will exceed our expectations due to an improvement in credit quality. Reflecting that expectation, we recovered $2.9 million and $6.2 million, respectively, from the allowance for covered loan losses in the three months ended March 31, 2016 and December 31, 2015.

Conversely, if we have reason to believe that the cash flows from certain pools of such acquired loans will fall short of our expectations as a result of a decline in credit quality, we will record a provision for losses on covered loans. Reflecting that expectation, we recorded a provision for covered loan losses of $877,000 in the first quarter of 2015.

Because our FDIC loss sharing agreements call for the FDIC to share in any recoveries of covered loan losses—and for the FDIC to reimburse us for a portion of our losses on covered loans—we record FDIC indemnification expense in “Non-interest income” in the same period that a recovery from the allowance for covered loan losses is recorded, and we record FDIC indemnification income in “Non-interest income” in the same period that we record a provision for losses on covered loans.

While the recoveries recorded in the current and trailing quarters were largely offset by FDIC indemnification expense of $2.3 million and $5.0 million, respectively, the provision recorded in the year-earlier first quarter was largely offset by FDIC indemnification income of $702,000.

For additional information about our provisions for (recoveries of) loan losses, please see the discussion of the allowances for loan losses under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

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

Non-interest income totaled $35.2 million in the current first quarter, reflecting a sequential decline of $23.8 million and a year-over-year decline of $17.0 million.

The following factors contributed to the linked-quarter decline in non-interest income:

•	Mortgage banking income fell $8.1 million sequentially to $4.1 million, notwithstanding a $7.7 million increase in income from originations to $13.6 million in the three months ended March 31, 2016. The linked-quarter increase included the reversal of $5.9 million from the representation and warranty reserve on the one-to-four family loans we sell.

•	The benefit of the increase in income from originations was largely offset by the $15.8 million difference between the $9.5 million servicing loss recorded in the current first quarter and the $6.3 million of servicing income recorded in the fourth quarter of 2015. The bulk of the first-quarter servicing loss was attributable to a change in the valuation model assumptions relating to the Company’s MSRs, with the remainder reflecting a decline in hedge effectiveness during a period of unusual interest rate volatility.

•	In the fourth quarter of 2015, the Company recorded a $13.3 million gain on the sale of a bank-owned property in other income; no comparable gain was recorded in the first quarter of this year. Primarily reflecting the gain on sale recorded in the trailing quarter, other non-interest income fell $17.6 million sequentially to $16.0 million in the three months ended March 31, 2016.

•	Net securities gains fell $2.9 million in the current first quarter from $3.1 million in the fourth quarter of 2015.

•	The impact of these declines was partially tempered by a $2.7 million reduction in FDIC indemnification expense to $2.3 million and a $2.4 million increase in income from the Company’s investment in BOLI to $9.3 million.

•	Also included in other non-interest income in the three months ended March 31, 2016 and December 31, 2015 were respective gains of $5.8 million and $4.4 million stemming from sales of multi-family and CRE loans.

The following factors contributed to the year-over-year decline in non-interest income:

•	Mortgage banking income fell $14.3 million year-over-year, primarily reflecting the $12.4 million difference between the servicing loss recorded in the current first quarter and the servicing income recorded in the year-earlier three months. In addition, income from originations declined $1.9 million in the current first quarter from the level recorded in the first quarter of last year.

•	In contrast to the FDIC indemnification expense recorded in the current first quarter, the Company recorded $702,000 of indemnification income in the first quarter of 2015. The difference amounted to $3.0 million.

•	Other income fell $1.8 million year-over-year.

•	The impact of these declines was partially offset by a $2.6 million increase in BOLI income.

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

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Mortgage banking income	$4,138	$12,265	$18,406
Fee income	7,923	8,121	8,394
BOLI income	9,336	6,946	6,704
Net gain on sales of securities	163	3,111	211
FDIC indemnification (expense) income	(2,318)	(4,989)	702
Other income:
Peter B. Cannell & Co., Inc.	5,880	6,420	7,070
Third-party investment product sales	2,897	3,287	3,001
Other	7,218	23,880	7,746

Total other income	15,995	33,587	17,817

Total non-interest income	$35,237	$59,041	$52,234

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and G&A expenses; and the amortization of the CDI stemming from certain of our business combinations prior to 2009.

Non-interest expense totaled $158.4 million in the current first quarter, a $151.3 million reduction from the trailing-quarter level and a $1.6 million increase from the year-earlier amount. In the fourth quarter of 2015, the Company’s non-interest expense was significantly increased by the smaller portion of the debt repositioning charge (i.e., in the amount of $141.2 million), in addition to merger-related expenses of $3.7 million. By comparison, the Company incurred $1.2 million of merger-related expenses in the first quarter of 2016.

Operating expenses accounted for $156.4 million of total non-interest expense in the current first quarter, as compared to $163.7 million and $155.3 million, respectively, in the three months ended December 31, and March 31, 2015. G&A expense accounted for $41.3 million, $50.3 million, and $42.7 million of operating expenses in the respective three-month periods. Included in the fourth quarter 2015 amount were non-income taxes of $5.4 million relating to the total debt repositioning charge.

Primarily reflecting normal salary increases, compensation and benefits expense rose $1.1 million sequentially and $2.1 million year-over-year to $89.3 million in the three months ended March 31, 2016. Occupancy and equipment expense totaled $25.8 million in the current first quarter, and was modestly higher than the levels recorded in the trailing and year-earlier three months.

Income Tax Expense

The Company recorded income tax expense of $74.9 million in the current first quarter, as compared to $68.9 million in the year-earlier three months. The year-over-year increase was primarily due to a $16.7 million rise in pre-tax income to $204.8 million and a modest decline in the effective tax rate to 36.58% from 36.62%.

Reflecting the $915.0 million debt repositioning charge and the $3.7 million of merger-related expenses, the Company recorded a pre-tax loss of $693.6 million in the three months ended December 31, 2015. Reflecting this loss and an effective tax rate of 41.64%, the Company recorded an income tax benefit of $288.8 million in the three months ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 84-88 of our 2015 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 29, 2016. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” earlier in this quarterly report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Following the announcement on October 29, 2015 of the execution of the Company’s merger agreement with Astoria Financial, six putative class action lawsuits filed in the Supreme Court of the State of New York, County of Nassau, challenging the proposed merger between Astoria Financial Corporation (“Astoria”) and New York Community Bancorp, Inc. (“NYCB”). These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) Firemen’s Ret. Sys. of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015 ). On January 15, 2016, the court consolidated the New York Actions under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015 (the “New York Action”), and a consolidated amended complaint was filed on January 29, 2016. In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016) (the “Delaware Action”).

Each of the lawsuits challenging the proposed transaction is a putative class action filed on behalf of the stockholders of Astoria Financial and names as defendants Astoria Financial, its directors, and the Company. The complaint in the New York Action and the Delaware Action are substantially identical. The complaints allege, among other things, that the directors of Astoria breached their fiduciary duties in connection with their approval of the merger agreement, including by: agreeing to an allegedly unfair price for Astoria; approving the transaction notwithstanding alleged conflicts of interest; agreeing to deal protection devices that plaintiffs allege are unreasonable; and by failing to disclose certain facts about the process that led to the merger and financial analyses performed by Astoria’s financial advisors. The complaints also allege that NYCB aided and abetted those alleged fiduciary breaches. The actions seek, among other things, an order enjoining completion of the proposed merger.

On April 6, 2016, the parties to the New York Action entered into a Memorandum of Understanding (“MOU”) setting out the terms of an agreement in principle to settle all claims alleged on behalf of the putative class relating to the merger, which were disclosed on April 8, 2016. The MOU provides, among other things, that Astoria will make certain supplemental disclosures relating to the merger. The settlement is subject to, among other things, the execution of definitive documentation, the completion of the merger, and the approval by the court of the proposed settlement. There can be no assurance that the court will approve the settlement contemplated by the MOU. If the court does not approve the settlement, or if the settlement is otherwise disallowed, the proposed settlement as contemplated by the MOU may be terminated.

The Company believes that the factual allegations in the lawsuits are without merit and, having reached agreement in principal on the resolution of the In re Astoria Financial Corporation Shareholders Litigation matter, would intend to defend vigorously against the allegations made by the plaintiffs in such matter in the event that the settlement is not concluded as currently intended and also intends to defend vigorously against the allegations made by the plaintiffs in the Delaware Action.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as such factors could materially affect the Company’s business, financial condition, or future results of operations. There have been no material changes to the risk factors disclosed in the Company’s 2015 Annual Report on Form 10-K. The risks described in the 2015 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial conditions, or results of operations.

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

During the three months ended March 31, 2016, the Company allocated $8.2 million toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
First Quarter 2016	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	533,667	$15.35	$8,193
February 1 – February 29	509	15.15	8
March 1 – March 31	1,370	15.49	21

Total shares repurchased	535,546	15.35	$8,222

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at March 31, 2016. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565) and to Exhibit 3.1 filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 001-31565).
(3)	Incorporated by reference to Exhibit 3(iii) filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2015 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2016	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora
President, Chief Executive Officer, and Director

DATE: May 10, 2016	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President and Chief Financial Officer