Form 10-Q
period 2016-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2016-08-05
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

487,067,889

Number of shares of common stock outstanding at

August 1, 2016

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2016

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Cash and cash equivalents	$674,289	$537,674
Securities:
Available-for-sale	154,270	204,255
Held-to-maturity ($1,741,622 and $2,152,939 pledged, respectively) (fair value of $4,093,734 and $6,108,529, respectively)	3,822,561	5,969,390

Total securities	3,976,831	6,173,645

Non-covered loans held for sale	609,894	367,221
Non-covered loans held for investment, net of deferred loan fees and costs	36,800,530	35,763,204
Less: Allowance for losses on non-covered loans	(153,059)	(147,124)

Non-covered loans held for investment, net	36,647,471	35,616,080
Covered loans	1,890,883	2,060,089
Less: Allowance for losses on covered loans	(26,649)	(31,395)

Covered loans, net	1,864,234	2,028,694

Total loans, net	39,121,599	38,011,995
Federal Home Loan Bank stock, at cost	586,835	663,971
Premises and equipment, net	366,921	322,307
FDIC loss share receivable	280,942	314,915
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	1,146	2,599
Mortgage servicing rights	193,994	247,734
Bank-owned life insurance	939,875	931,627
Other real estate owned (includes $20,083 and $25,817, respectively, covered by loss sharing agreements)	32,897	39,882
Other assets	424,287	635,316

Total assets	$49,035,747	$50,317,796

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$13,408,815	$13,069,019
Savings accounts	5,782,697	7,541,566
Certificates of deposit	7,017,413	5,312,487
Non-interest-bearing accounts	2,674,067	2,503,686

Total deposits	28,882,992	28,426,758

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,614,400	13,463,800
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	435,000	426,000

Total wholesale borrowings	13,549,400	15,389,800
Junior subordinated debentures	358,739	358,605

Total borrowed funds	13,908,139	15,748,405
Other liabilities	205,504	207,937

Total liabilities	42,996,635	44,383,100

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (900,000,000 shares authorized; 487,016,052 and 484,968,024 shares issued, and 487,009,706 and 484,943,308 shares outstanding, respectively)	4,870	4,850
Paid-in capital in excess of par	6,031,540	6,023,882
Retained earnings (accumulated deficit)	54,866	(36,568)
Treasury stock, at cost (6,346 and 24,716 shares, respectively)	(94)	(447)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $3,735 and $2,153, respectively	5,273	3,031
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,376 and $3,400, respectively	(5,280)	(5,318)
Net unrealized loss on pension and post-retirement obligations, net of tax of $35,388 and $37,279, respectively	(52,063)	(54,734)

Total accumulated other comprehensive loss, net of tax	(52,070)	(57,021)

Total stockholders’ equity	6,039,112	5,934,696

Total liabilities and stockholders’ equity	$49,035,747	$50,317,796

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Income:
Mortgage and other loans	$370,482	$357,999	$731,205	$722,503
Securities and money market investments	49,133	63,621	112,220	128,030

Total interest income	419,615	421,620	843,425	850,533

Interest Expense:
NOW and money market accounts	15,286	11,727	29,905	22,779
Savings accounts	7,354	12,925	17,562	25,258
Certificates of deposit	18,738	15,729	34,628	32,845
Borrowed funds	52,664	96,142	107,891	191,786

Total interest expense	94,042	136,523	189,986	272,668

Net interest income	325,573	285,097	653,439	577,865
Provision for (recovery of) losses on non-covered loans	2,744	(1,872)	5,465	(2,742)
(Recovery of) provision for losses on covered loans	(1,849)	2,206	(4,746)	3,083

Net interest income after provisions for (recoveries of) loan losses	324,678	284,763	652,720	577,524

Non-Interest Income:
Mortgage banking income	6,957	15,968	11,095	34,374
Fee income	7,917	8,778	15,840	17,172
Bank-owned life insurance	6,843	6,774	16,179	13,478
Net gain on sales of loans	5,878	8,757	11,653	14,703
Net gain on sales of securities	13	592	176	803
FDIC indemnification (expense) income	(1,479)	1,764	(3,797)	2,466
Other income	11,237	19,268	21,457	31,139

Total non-interest income	37,366	61,901	72,603	114,135

Non-Interest Expense:
Operating expenses:
Compensation and benefits	85,847	83,067	175,151	170,276
Occupancy and equipment	23,675	25,941	49,490	51,240
General and administrative	49,533	41,577	90,803	84,321

Total operating expenses	159,055	150,585	315,444	305,837
Amortization of core deposit intangibles	606	1,345	1,452	2,929
Merger-related expenses	1,250	—	2,463	—

Total non-interest expense	160,911	151,930	319,359	308,766

Income before income taxes	201,133	194,734	405,964	382,893
Income tax expense	74,673	71,030	149,595	139,930

Net income	$126,460	$123,704	$256,369	$242,963

Other comprehensive income (loss), net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $836; $1,294; $1,582; and $133, respectively	1,180	(2,098)	2,242	(383)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income (loss), net of tax of $12; $11; $24; and $22, respectively	19	17	38	34
Change in pension and post-retirement obligations, net of tax of $946; $915; $1,891; and $1,759, respectively	1,335	1,177	2,671	2,425

Total other comprehensive income, net of tax	2,534	(904)	4,951	2,076

Total comprehensive income, net of tax	$128,994	$122,800	$261,320	$245,039

Basic earnings per share	$0.26	$0.28	$0.52	$0.55

Diluted earnings per share	$0.26	$0.28	$0.52	$0.55

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2016
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,850
Shares issued for restricted stock awards (2,048,028 shares)	20

Balance at end of period	4,870

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,023,882
Shares issued for restricted stock awards, net of forfeitures	(8,709)
Compensation expense related to restricted stock awards	16,367

Balance at end of period	6,031,540

Retained Earnings:
Balance at beginning of year	(36,568)
Net income	256,369
Dividends paid on common stock ($0.34 per share)	(165,347)
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09 (1)	412

Balance at end of period	54,866

Treasury Stock:
Balance at beginning of year	(447)
Purchase of common stock (543,154 shares)	(8,336)
Shares issued for restricted stock awards (561,524 shares)	8,689

Balance at end of period	(94)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(57,021)
Other comprehensive income, net of tax	4,951

Balance at end of period	(52,070)

Total stockholders’ equity	$6,039,112

(1)	See Note 14, “Impact of Recent Accounting Pronouncements” for a discussion of the Company’s adoption of ASU No. 2016-09.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$256,369	$242,963
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	719	341
Depreciation and amortization	16,325	15,402
Amortization of discounts and premiums, net	(15,983)	(3,405)
Amortization of core deposit intangibles	1,452	2,929
Net gain on sales of securities	(176)	(803)
Gain on sales of loans	(35,460)	(40,778)
Stock plan-related compensation	16,367	14,627
Deferred tax expense (benefit)	20,250	(940)
Changes in assets and liabilities:
Decrease in other assets	297,480	5,781
(Decrease) increase in other liabilities	(21,206)	6,608
Origination of loans held for sale	(2,176,235)	(2,887,032)
Proceeds from sales of loans originated for sale	1,927,800	2,820,718

Net cash provided by operating activities	287,702	176,411

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	2,176,943	262,797
Proceeds from repayment of securities available for sale	49,959	8,004
Proceeds from sales of securities held to maturity	—	19,730
Proceeds from sales of securities available for sale	112,676	166,760
Purchase of securities held to maturity	(10,086)	(14,097)
Purchase of securities available for sale	(112,500)	(166,500)
Net redemption of Federal Home Loan Bank stock	77,136	5,122
Proceeds from sales of loans	1,037,760	1,045,613
Other changes in loans, net	(1,864,187)	(1,283,633)
Purchase of premises and equipment, net	(60,939)	(22,157)

Net cash provided by investing activities	1,406,762	21,639

Cash Flows from Financing Activities:
Net increase in deposits	456,234	268,439
Net decrease in short-term borrowed funds	(2,021,400)	(616,800)
Proceeds from long-term borrowed funds	181,000	503,900
Repayments of long-term borrowed funds	—	(102,164)
Tax effect of stock plans (1)	—	1,674
Cash dividends paid on common stock	(165,347)	(221,849)
Payments relating to treasury shares received for restricted stock award tax payments (1)	(8,336)	(6,682)

Net cash used in financing activities	(1,557,849)	(173,482)

Net increase in cash and cash equivalents	136,615	24,568
Cash and cash equivalents at beginning of period	537,674	564,150

Cash and cash equivalents at end of period	$674,289	$588,718

Supplemental information:
Cash paid for interest	$185,450	$276,654
Cash paid for income taxes	125,209	116,722
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$15,233	$29,481
Transfer of loans from held for investment to held for sale	1,026,107	1,030,910
Transfer of loans from held for sale to held for investment	—	153,578
Shares issued for restricted stock awards	8,709	7,691

(1)	See Note 14, “Impact of Recent Accounting Pronouncements” for a discussion of the Company’s adoption of ASU No. 2016-09.

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

When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. The presentation of long-term borrowings in the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 is presented on a gross basis to conform to the presentation of long-term borrowings for the six months ended June 30, 2016.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$126,460	$123,704	$256,369	$242,963
Less: Dividends paid on and earnings allocated to participating securities	(983)	(911)	(1,962)	(1,760)

Earnings applicable to common stock	$125,477	$122,793	$254,407	$241,203

Weighted average common shares outstanding	485,303,073	442,721,173	484,954,235	442,357,774

Basic earnings per common share	$0.26	$0.28	$0.52	$0.55

Earnings applicable to common stock	$125,477	$122,793	$254,407	$241,203

Weighted average common shares outstanding	485,303,073	442,721,173	484,954,235	442,357,774
Potential dilutive common shares (1)	—	—	—	—

Total shares for diluted earnings per share computation	485,303,073	442,721,173	484,954,235	442,357,774

Diluted earnings per common share and common share equivalents	$0.26	$0.28	$0.52	$0.55

(1)	At June 30, 2016, there were no stock options outstanding. Options to purchase 10,000 shares of the Company’s common stock that were outstanding in the three and six months ended June 30, 2015, at weighted average exercise prices of $18.41 per share were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Six Months Ended June 30, 2016
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Amortization of defined benefit pension plan items:
Prior-service costs	$124	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(4,686)	Included in the computation of net periodic (credit) expense (2)

	(4,562)	Total before tax
	1,891	Tax benefit

	(2,671)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(2,671)

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Municipal bonds	$729	$82	$—	$811
Capital trust notes	9,451	—	2,658	6,793
Preferred stock	118,205	10,869	31	129,043
Mutual funds and common stock (1)	16,877	746	—	17,623

Total securities available for sale	$145,262	$11,697	$2,689	$154,270

(1)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates (1)	$53,820	$33	$1	$53,852

Other Securities:
Municipal bonds	$725	$70	$—	$795
Capital trust notes	9,444	—	2,480	6,964
Preferred stock	118,205	7,415	248	125,372
Common stock	16,877	470	75	17,272

Total other securities	$145,251	$7,955	$2,803	$150,403

Total securities available for sale	$199,071	$7,988	$2,804	$204,255

(1)	Government-sponsored enterprise.

The following tables summarize the Company’s portfolio of securities held to maturity at June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,239,688	$2.239,688	$169,049	$—	$2,408,737
GSE CMOs (1)	1,190,119	1,190,119	86,810	—	1,276,929

Total mortgage-related securities	$3,429,807	$3,429,807	$255,859	$—	$3,685,666

Other Securities:
GSE debentures	$179,366	$179,366	$14,326	$—	$193,692
Municipal bonds	73,792	73,792	2,984	—	76,776
Corporate bonds	73,983	73,983	10,706	—	84,689
Capital trust notes	74,269	65,613	3,320	16,022	52,911

Total other securities	$401,410	$392,754	$31,336	$16,022	$408,068

Total securities held to maturity (2)	$3,831,217	$3,822,561	$287,195	$16,022	$4,093,734

(1)	Collateralized mortgage obligations.
(2)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in Accumulated Other Comprehensive Loss (“AOCL”). At June 30, 2016, the non-credit portion of OTTI recorded in AOCL was $8.7 million, pre-tax.

	December 31, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,269,828	$2,269,828	$76,827	$4,722	$2,341,933
GSE CMOs	1,325,033	1,325,033	53,236	57	1,378,212

Total mortgage-related securities	$3,594,861	$3,594,861	$130,063	$4,779	$3,720,145

Other Securities:
GSE debentures	$2,159,856	$2,159,856	$23,892	$7,568	$2,176,180
Municipal bonds	75,317	75,317	262	1,084	74,495
Corporate bonds	73,756	73,756	10,503	—	84,259
Capital trust notes	74,317	65,600	3,750	15,900	53,450

Total other securities	$2,383,246	$2,374,529	$38,407	$24,552	$2,388,384

Total securities held to maturity (1)	$5,978,107	$5,969,390	$168,470	$29,331	$6,108,529

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2015, the non-credit portion of OTTI recorded in AOCL was $8.7 million, pre-tax.

At June 30, 2016 and December 31, 2015, respectively, the Company had $586.8 million and $664.0 million of Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost. In order to have access to the funding provided by the FHLB-NY, the Company is required to maintain an investment in FHLB-NY stock.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Gross proceeds	$112,676	$166,760
Gross realized gains	176	260

In addition, during the six months ended June 30, 2015, the Company sold held-to-maturity securities with gross proceeds of $19.7 million and gross realized gains of $543,000, all of which were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance. No comparable sales occurred in the first six months of 2016.

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

(in thousands)	For the Six Months Ended June 30, 2016
Beginning credit loss amount as of January 1, 2016	$198,766
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in expected cash flows on debt securities	—

Ending credit loss amount as of June 30, 2016	$198,766

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at June 30, 2016, by contractual maturity.

	At June 30, 2016
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$219	2.96%	$—	—%	$219
Due from one to five years	555,797	3.76	66,673	4.14	—	—	—	—	676,824
Due from five to ten years	2,482,830	3.11	112,693	3.45	—	—	64,313	4.75	2,867,505
Due after ten years	391,180	2.98	—	—	73,573	2.89	75,283	5.20	549,186

Total securities held to maturity	$3,429,807	3.20%	$179,366	3.71%	$73,792	2.89%	$139,596	4.99%	$4,093,734

Available-for-Sale Securities: (3)
Due within one year	$—	—%	$—	—%	$149	6.39%	$—	—%	$153
Due from one to five years	—	—	—	—	580	6.56	—	—	658
Due from five to ten years	—	—	—	—	—	—	—	—	—
Due after ten years	—	—	—	—	—	—	9,451	4.48	6,793

Total securities available for sale	$—	—%	$—	—%	$729	6.52%	$9,451	4.48%	$7,604

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2016:

At June 30, 2016	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Securities:
GSE certificates	$—	$—	$—	$—	$—	$—
GSE CMOs	—	—	—	—	—	—
Municipal bonds	—	—	—	—	—	—
Capital trust notes	—	—	45,201	16,022	45,201	16,022

Total temporarily impaired held-to-maturity securities	$—	$—	$45,201	$16,022	$45,201	$16,022

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	$—	$—	$6,793	$2,658	$6,793	$2,658
Equity securities	15,262	31	—	—	15,262	31

Total temporarily impaired available-for-sale securities	$15,262	$31	$6,793	$2,658	$22,055	$2,689

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

At June 30, 2016, the Company had unrealized losses on certain capital trust notes, and equity securities.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at June 30, 2016 were primarily caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other than temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or the failure of the securities to fully recover in value as currently forecasted by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2016 consisted of six capital trust notes. At December 31, 2015, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven agency debt securities, five capital trust notes, and two agency mortgage-backed securities. At June 30, 2016 and December 31, 2015, the combined market value of the respective securities represented unrealized losses of $18.7 million and $24.9 million. At June 30, 2016, the fair value of securities having a continuous loss position for twelve months or more was 26.4% below the collective amortized cost of $70.7 million. At December 31, 2015, the fair value of such securities was 2.0% below the collective amortized cost of $1.2 billion.

Note 5: Loans

The following table sets forth the composition of the loan portfolio at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
(dollars in thousands)
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$26,750,593	72.73%	$25,971,629	72.67%
Commercial real estate	7,793,610	21.19	7,857,204	21.98
Acquisition, development, and construction	361,523	0.98	311,676	0.87
One-to-four family	246,183	0.67	116,841	0.33

Total mortgage loans held for investment	$35,151,909	95.57	$34,257,350	95.85

Other Loans:
Commercial and industrial	1,174,180	3.19	1,085,529	3.04
Lease financing, net of unearned income of $47,492 and $43,553, respectively	425,047	1.16	365,027	1.02

Total commercial and industrial loans (1)	1,599,227	4.35	1,450,556	4.06
Purchased credit-impaired loans	5,983	0.02	8,344	0.02
Other	21,282	0.06	24,239	0.07

Total other loans held for investment	1,626,492	4.43	1,483,139	4.15

Total non-covered loans held for investment	$36,778,401	100.00%	$35,740,489	100.00%

Net deferred loan origination costs	22,129		22,715
Allowance for losses on non-covered loans	(153,059)		(147,124)

Non-covered loans held for investment, net	$36,647,471		$35,616,080

Covered loans	1,890,883		2,060,089
Allowance for losses on covered loans	(26,649)		(31,395)

Covered loans, net	$1,864,234		$2,028,694
Loans held for sale	609,894		367,221

Total loans, net	$39,121,599		$38,011,995

(1)	Includes specialty finance loans of $1.0 billion and $880.7 million and other C&I loans of $592.4 million and $569.9 million, respectively, at June 30, 2016 and December 31, 2015.

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

Included in non-covered loans held for investment at June 30, 2016 and December 31, 2015, respectively, were loans of $93.7 million and $105.6 million to executive officers, directors, and their related interests and parties. There were no loans to principal shareholders at either of those dates.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $6.0 million and an unpaid principal balance of $7.5 million at June 30, 2016, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The Community Bank’s mortgage banking division originates, aggregates, and services one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank has used its mortgage banking platform to originate jumbo loans which it typically has sold to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank. In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at June 30, 2016:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$2,253	$13,771	$—	$16,024	$26,734,569	$26,750,593
Commercial real estate	—	11,811	—	11,811	7,781,799	7,793,610
One-to-four family	574	9,952	—	10,526	235,657	246,183
Acquisition, development, and construction	—	—	—	—	361,523	361,523
Commercial and industrial (2)	1,883	1,677	—	3,560	1,595,667	1,599,227
Other	122	8,692	—	8,814	12,468	21,282

Total	$4,832	$45,903	$—	$50,735	$36,721,683	$36,772,418

(1)	Excludes $991,000 of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4,818	$13,904	$—	$18,722	$25,952,907	$25,971,629
Commercial real estate	178	14,920	—	15,098	7,842,106	7,857,204
One-to-four family	1,117	12,259	—	13,376	103,465	116,841
Acquisition, development, and construction	—	27	—	27	311,649	311,676
Commercial and industrial (2)	—	4,473	—	4,473	1,446,083	1,450,556
Other	492	1,242	—	1,734	22,505	24,239

Total	$6,605	$46,825	$—	$53,430	$35,678,715	$35,732,145

(1)	Excludes $969,000 of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment (excluding non-covered PCI loans) by credit quality indicator at June 30, 2016:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$26,512,672	$7,750,219	$236,231	$360,763	$34,859,885	$1,527,439	$19,943	$1,547,382
Special mention	211,459	32,297	—	760	244,516	61,049	—	61,049
Substandard	26,462	11,094	9,952	—	47,508	10,739	1,339	12,078
Doubtful	—	—	—	—	—	—	—	—

Total	$26,750,593	$7,793,610	$246,183	$361,523	$35,151,909	$1,599,227	$21,282	$1,620,509

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2015:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$25,936,423	$7,839,127	$104,582	$309,039	$34,189,171	$1,433,778	$22,996	$1,456,774
Special mention	6,305	3,883	—	—	10,188	11,771	—	11,771
Substandard	28,901	14,194	12,259	2,637	57,991	5,007	1,243	6,250
Doubtful	—	—	—	—	—	—	—	—

Total	$25,971,629	$7,857,204	$116,841	$311,676	$34,257,350	$1,450,556	$24,239	$1,474,795

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2016, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $15.6 million; loans on which forbearance agreements were reached amounted to $2.9 million.

The following table presents information regarding the Company’s TDRs as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$1,999	$9,100	$11,099	$2,017	$635	$2,652
Commercial real estate	—	2,529	2,529	115	6,255	6,370
One-to-four family	—	1,605	1,605	—	987	987
Acquisition, development, and construction	—	—	—	—	27	27
Commercial and industrial	1,269	1,799	3,068	627	1,279	1,906
Other	—	206	206	—	213	213

Total	$3,268	$15,239	$18,507	$2,759	$9,396	$12,155

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the six months ended June 30, 2016 and the twelve months ended December 31, 2015 are summarized as follows:

	For the Six Months Ended June 30, 2016
	Weighted Average Interest Rate			Charge-
(dollars in thousands)	Number of Loans	Pre-Modification	Post- Modification	off Amount	Capitalized Interest
Loan Category:
Multi-family	1	4.63%	4.00%	$—	$—
One-to-four family	3	3.62	3.07	—	6
Commercial and industrial	2	3.30	3.20	47	—

Total	6			$47	$6

	For the Twelve Months Ended December 31, 2015
	Weighted Average Interest Rate			Charge-
(dollars in thousands)	Number of Loans	Pre-Modification	Post- Modification	off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	4.02%	2.72%	$—	$6
Commercial and industrial	2	3.40	3.52	33	—
Other	2	4.58	2.00	—	2

Total	8			$33	$8

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of June 30, 2016:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,775,616	93.9%
Other loans	115,267	6.1

Total covered loans	$1,890,883	100.0%

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

At June 30, 2016 and December 31, 2015, the unpaid principal balance of covered loans was $2.3 billion and $2.5 billion, respectively. The carrying value of such loans was $1.9 billion and $2.1 billion, respectively, at the corresponding dates.

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

In the six months ended June 30, 2016, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$803,145
Reclassification from non-accretable difference	8,348
Accretion	(66,193)

Balance at end of period	$745,300

In the preceding table, the line item “Reclassification from non-accretable difference” includes changes in cash flows that the Company does not expect to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions increased, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield. The effect of this decrease was more than offset by an improvement in the underlying credit assumptions coupled with coupon rates on variable rate loans resetting slightly higher, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owns certain other real estate owned (“OREO”) that is covered under the its loss sharing agreements with the FDIC (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Covered Loans 90 Days or More Past Due:
One-to-four family	$126,615	$130,626
Other loans	6,524	6,556

Total covered loans 90 days or more past due	$133,139	$137,182

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Covered Loans 30-89 Days Past Due:
One-to-four family	$26,658	$30,455
Other loans	1,063	2,369

Total covered loans 30-89 days past due	$27,721	$32,824

At June 30, 2016, the Company had $27.7 million of covered loans that were 30 to 89 days past due, and covered loans of $133.1 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remaining portion of the Company’s covered loan portfolio totaled $1.7 billion at June 30, 2016 and was considered current at that date.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the three and six months ended June 30, 2016, the Company recorded recoveries of losses on covered loans of $1.8 million and $4.7 million, respectively. The recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $1.5 million and $3.8 million respectively, that was recorded in “Non-interest income.”

The Company recorded a provision for losses on covered loans of $2.2 million and $3.1 million, respectively, in the three and six months ended June 30, 2015. The provision was largely due to credit deterioration in the acquired portfolios of one-to-four family and home equity loans, and was partly offset by FDIC indemnification income of $1.8 million and $2.5 million, respectively, that was recorded in “Non-interest income” in the corresponding period.

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at June 30, 2016:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	127,127	24,201	151,328
Acquired loans with deteriorated credit quality	13,300	15,080	28,380

Total	$140,427	$39,281	$179,708

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2015:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	122,712	22,484	145,196
Acquired loans with deteriorated credit quality	14,583	18,740	33,323

Total	$137,295	$41,224	$178,519

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2016:
Loans individually evaluated for impairment	$25,197	$10,628	$35,825
Loans collectively evaluated for impairment	35,126,712	1,609,882	36,736,594
Acquired loans with deteriorated credit quality	1,780,989	115,877	1,896,866

Total	$36,932,898	$1,736,387	$38,669,285

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2015:
Loans individually evaluated for impairment	$47,480	$4,474	$51,954
Loans collectively evaluated for impairment	34,209,870	1,470,321	35,680,191
Acquired loans with deteriorated credit quality	1,924,255	144,178	2,068,433

Total	$36,181,605	$1,618,973	$37,800,578

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the six months ended June 30, 2016 and 2015:

	June 30,
	2016			2015
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$124,478	$22,646	$147,124	$122,616	$17,241	$139,857
Charge-offs	(153)	(1,098)	(1,251)	(655)	(375)	(1,030)
Recoveries	1,140	581	1,721	1,640	1,207	2,847
Transfer from the allowance for losses on covered loans (1)	—	—	—	2,250	166	2,416
Provision for (recovery of) non-covered loan losses	3,231	2,234	5,465	(8,156)	5,414	(2,742)

Balance, end of period	$128,696	$24,363	$153,059	$117,695	$23,653	$141,348

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following tables present additional information about the Company’s impaired non-covered loans at June 30, 2016 and December 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance:
Multi-family	$11,106	$13,273	$—	$17,190	$325
Commercial real estate	11,144	16,859	—	12,114	101
One-to-four family	2,948	3,597	—	3,064	47
Acquisition, development, and construction	—	—	—	879	—
Other	10,627	11,181	—	8,057	111

Total impaired loans	$35,825	$44,910	$—	$41,304	$584

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans with No Related Allowance:
Multi-family	$27,464	$29,379	$—	$30,965	$1,320
Commercial real estate	13,995	15,480	—	25,066	383
One-to-four family	3,384	8,929	—	2,302	75
Acquisition, development, and construction	2,637	3,035	—	1,086	148
Other	4,474	4,794	—	8,386	118

Total impaired loans	$51,954	$61,617	$—	$67,805	$2,044

As indicated in the preceding tables, the Company had no impaired non-covered loans with an allowance recorded at June 30, 2016 or December 31, 2015.

Allowance for Losses on Covered Loans

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust Bank and Desert Hills Bank acquisitions are, and will continue to be, reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performs an analysis to estimate the expected cash flows for each of the pools of loans. The Company records a provision for (recovery of) losses on covered loans to the extent that the expected cash flows from a loan pool have decreased or increased since the acquisition date.

Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and an allowance for covered loan losses is established. A related credit to non-interest income and an increase in the FDIC loss share receivable are recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

If there is an increase in expected cash flows due to a decrease in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the increase in the present value of expected cash flows is recorded as a recovery of the prior-period impairment charged to earnings, and the allowance for covered loan losses is reduced. A related debit to non-interest income and a decrease in the FDIC loss share receivable are recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

The following table summarizes activity in the allowance for losses on covered loans for the six months ended June 30, 2016 and 2015:

	June 30,
(in thousands)	2016	2015
Balance, beginning of period	$31,395	$45,481
(Recovery of) provision for losses on covered loans	(4,746)	3,083
Transfer to the allowance for losses on non-covered loans (1)	—	(2,416)

Balance, end of period	$26,649	$46,148

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills Bank transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	December 31, 2015
Wholesale Borrowings:
FHLB advances	$11,614,400	$13,463,800
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	435,000	426,000

Total wholesale borrowings	$13,549,400	$15,389,800
Junior subordinated debentures	358,739	358,605

Total borrowed funds	$13,908,139	$15,748,405

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2016:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE debentures and mortgage-related securities	$—	$—	$—	$1,500,000

At June 30, 2016, the Company had $75.2 million in restricted cash which serves as collateral for certain repurchase agreements. There was no restricted cash at December 31, 2015.

At June 30, 2016 and December 31, 2015, the Company had $358.7 million and $358.6 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

The Trusts are accounted for as unconsolidated subsidiaries in accordance with GAAP. The proceeds of each issuance were invested in a series of junior subordinated debentures of the Company and the underlying assets of each statutory business trust are the relevant debentures. The Company has fully and unconditionally guaranteed the obligations under each trust’s capital securities to the extent set forth in a guarantee by the Company to each trust. The Trusts’ capital securities are each subject to mandatory redemption, in whole or in part, upon repayment of the debentures at their stated maturity or earlier redemption. The following junior subordinated debentures were outstanding at June 30, 2016:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,813	$138,463	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	2.253	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.903	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	2.281	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,739	$345,963

(1)	Callable subject to certain conditions as described in the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Mortgage Servicing Rights

In accordance with ASC 860-50, the Company records a separate servicing asset representing the right to service third-party loans. MSRs are initially recorded at their fair value as a component of the sale proceeds. The fair values of the MSRs are based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based estimates of ancillary servicing revenue, (3) market-based prepayment rates, and (4) market profit margins.

MSRs are subsequently measured at either fair value or amortized in proportion to, and over the period of, estimated net servicing income. The Company elects one of those methods on a class basis. A class is determined based on (1) the availability of market inputs used in determining the fair value of servicing assets, and/or (2) the Company’s method for managing the risks of servicing assets.

The Company had MSRs of $194.0 million and $247.7 million, respectively, at June 30, 2016 and December 31, 2015. Both period-end balances consisted of two classes of MSRs for which the Company separately managed the economic risk: residential MSRs and participation MSRs (i.e., MSRs on loans sold through participations).

The total unpaid principal balance of loans serviced for others was $25.1 billion and $24.2 billion at June 30, 2016 and December 31, 2015, respectively.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded as “Mortgage banking income” which is included in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a third-party valuation specialist to determine the fair value of its MSRs. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

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

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of the fair value of those assets via a discounted cash-flow method. The net carrying value is compared to its discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary or through a direct write-down of the asset and a charge to current-period earnings if it is considered other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the six months ended June 30, 2016, there was no impairment related to the Company’s participation MSRs.

The following tables set forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended
	June 30, 2016		June 30, 2015
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$208,087	$5,181	$220,371	$—
Additions	11,232	1,018	15,981	2,828
Increase (decrease) in fair value:
Due to changes in interest rates	(13,521)	—	25,957	—
Due to model assumption changes (1)	(4,250)	—	—	—
Due to loan payoffs	(10,371)	—	(10,263)	—
Due to passage of time and other changes	(2,846)	—	(1,083)	—
Amortization	—	(536)	—	(153)

Carrying value, end of period	$188,331	$5,663	$250,963	$2,675

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

	For the Six Months Ended
	June 30, 2016		June 30, 2015
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$243,389	$4,345	$227,297	$—
Additions	19,180	2,268	30,998	2,828
Increase (decrease) in fair value:
Due to changes in interest rates	(37,807)	—	14,859	—
Due to model assumption changes (1)	(13,088)		—	—
Due to loan payoffs	(19,121)		(20,479)	—
Due to passage of time and other changes	(4,222)	—	(1,712)	—
Amortization	—	(950)	—	(153)

Carrying value, end of period	$188,331	$5,663	$250,963	$2,675

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	June 30, 2016	December 31, 2015
Expected weighted average life	71 months	92 months
Constant prepayment speed	11.54%	7.35%
Discount rate	10.02	10.01
Primary mortgage rate to refinance	3.53	4.03
Cost to service (per loan per year):
Current	$64	$63
30-59 days or less delinquent	201	213
60-89 days delinquent	351	313
90-119 days delinquent	451	413
120 days or more delinquent	851	563

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2016		2015
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,470	$160	$1,516	$175
Service cost	—	1	—	1
Expected return on plan assets	(3,906)	—	(4,390)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,262	81	2,052	96

Net periodic (credit) expense	$(174)	$180	$(822)	$210

	For the Six Months Ended June 30,
	2016		2015
(in thousands)	Pension Benefits	Post-Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$2,940	$320	$3,032	$350
Service cost	—	2	—	2
Expected return on plan assets	(7,812)	—	(8,780)	—
Amortization of prior-service costs	—	(124)	—	(124)
Amortization of net actuarial loss	4,524	162	4,104	192

Net periodic (credit) expense	$(348)	$360	$(1,644)	$420

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2016. The Company does not expect to make any contributions to its pension plan in 2016.

Note 10. Stock-Based Compensation

At June 30, 2016, the Company had 9,610,060 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,692,652 shares of restricted stock during the six months ended June 30, 2016. The shares had an average fair value of $15.22 per share on the date of grant and a vesting period of five years. The six-month amount includes 121,200 shares that were granted in the second quarter with an average fair value of $15.07 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $16.4 million and $14.6 million, respectively, in the six months ended June 30, 2016 and 2015, including $8.2 million and $7.5 million, respectively, in the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2016:

	For the Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,362,117	$15.44
Granted	2,692,652	15.22
Vested	(1,935,663)	15.38
Canceled	(75,200)	15.17

Unvested at end of period	7,043,906	15.38

As of June 30, 2016, unrecognized compensation cost relating to unvested restricted stock totaled $94.4 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

The following table summarizes the changes that occurred during the six months ended at June 30, 2016 with regard to the Company’s outstanding stock options:

	For the Six Months Ended June 30, 2016
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	2,400	$16.88
Exercised	—	—
Expired	(2,400)	16.88

Stock options outstanding, end of period	—	—
Options exercisable, end of period	—	—

There were no stock options outstanding at June 30, 2016 and no options exercised during the six months ended at that date.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Securities Available for Sale:
Municipal bonds	$—	$811	$—	$—	$811
Capital trust notes	—	6,793	—	—	6,793
Preferred stock	100,167	28,876	—	—	129,043
Mutual funds and common stock	—	17,623	—	—	17,623

Total securities available for sale	$100,167	$54,103	$—	$—	$154,270

Other Assets:
Loans held for sale	$—	$609,894	$—	$—	$609,894
Mortgage servicing rights	—	—	188,331	—	188,331
Interest rate lock commitments	—	—	10,133	—	10,133
Derivative assets-other (2)	9,303	8,184	—	(9,053)	8,434
Liabilities:
Derivative liabilities	$(635)	$(12,441)	$—	$11,985	$(1,091)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $4.9 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$53,852	$—	$—	$53,852

Total mortgage-related securities	$—	$53,852	$—	$—	$53,852

Other Securities Available for Sale:
Municipal bonds	$—	$795	$—	$—	$795
Capital trust notes	—	6,964	—	—	6,964
Preferred stock	96,641	28,731	—	—	125,372
Mutual funds and common stock	—	17,272	—	—	17,272

Total other securities	$96,641	$53,762	$—	$—	$150,403

Total securities available for sale	$96,641	$107,614	$—	$—	$204,255

Other Assets:
Loans held for sale	$—	$367,221	$—	$—	$367,221
Mortgage servicing rights	—	—	243,389	—	243,389
Interest rate lock commitments	—	—	2,526	—	2,526
Derivative assets-other (2)	1,875	1,342	—	(1,024)	2,193
Liabilities:
Derivative liabilities	$(1,539)	$(2,783)	$—	$3,986	$(336)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at June 30, 2016. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	June 30, 2016			December 31, 2015
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$609,894	$587,517	$22,377	$367,221	$359,587	$7,634

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Loans held for sale	$12,143	$17	$19,043	$4,386
Mortgage servicing rights	(30,988)	14,611	(74,238)	(7,332)

Total (loss) gain	$(18,845)	$14,628	$(55,195)	$(2,946)

(1)	Does not include the effect of hedging activities, which is included in “Other non-interest income.”

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the six months ended June 30, 2016 and 2015, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at June 30, 2016	Change in Unrealized Gains/ (Losses) Related to Instruments Held at June 30, 2016
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$243,389	$(74,238)	$—	$19,180	$—	$—	$188,331	$(60,163)
Interest rate lock commitments	2,526	7,607	—	—	—	—	10,133	10,133

(in thousands)	Fair Value January 1, 2015	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at June 30, 2015	Change in Unrealized Gains/ (Losses) Related to Instruments Held at June 30, 2015
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$227,297	$(7,332)	$—	$30,998	$—	$—	$250,963	$23,289
Interest rate lock commitments	4,397	(2,477)	—	—	—	—	1,920	1,920

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company transferred certain mutual funds to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the six months ended June 30, 2015.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Jun. 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$188,331	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	11.54%
			Weighted Average Discount Rate	10.02
Interest rate lock commitments	10,133	Discounted Cash Flow	Weighted Average Closing Ratio	75.74

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$3,517	$3,517
Other assets (2)	—	—	9,109	9,109

Total	$—	$—	$12,626	$12,626

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$3,930	$3,930
Other assets (2)	—	—	7,982	7,982

Total	$—	$—	$11,912	$11,912

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate market data.

Other Fair Value Disclosures

GAAP requires the disclosure of fair value information about the Company’s on- and off-balance sheet financial instruments. When available, quoted market prices are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of such instruments.

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2016 and December 31, 2015:

	June 30, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$674,289	$674,289	$674,289		$—		$—
Securities held to maturity	3,822,561	4,093,734	—		4,092,947		787
FHLB stock (1)	586,835	586,835	—		586,835		—
Loans, net	39,121,599	39,569,245	—		—		39,569,245
Financial Liabilities:
Deposits	$28,882,992	$28,894,119	$21,865,579	(2)	$7,028,540	(3)	$—
Borrowed funds	13,908,139	13,996,619	—		13,996,619		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$537,674	$537,674	$537,674		$—		$—
Securities held to maturity	5,969,390	6,108,529	—		6,107,697		832
FHLB stock (1)	663,971	663,971	—		663,971		—
Loans, net	38,011,995	38,245,434	—		—		38,245,434
Financial Liabilities:
Deposits	$28,426,758	$28,408,915	$23,114,271	(2)	$5,294,644	(3)	$—
Borrowed funds	15,748,405	15,685,616	—		15,685,616		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2016 and December 31, 2015.

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

The Company held derivatives with a notional amount of $3.6 billion at June 30, 2016. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2016:

	June 30, 2016
(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$595,000	$216	$497
Treasury futures	—	—	—
Eurodollar futures	175,000	—	138
Swaps	200,000	4,202	—
Forward commitments to sell loans/mortgage-backed securities	1,144,000	—	12,441
Forward commitments to buy loans/mortgage-backed securities	725,000	8,184	—
Interest rate lock commitments	739,902	10,133	—

Total derivatives	$3,578,902	$22,735	$13,076

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

In addition, the Company mitigates a portion of the risk associated with changes in the value of its residential MSRs. The general strategy for mitigating this risk is to purchase derivative instruments, the value of which changes in the opposite direction of interest rates. This action partially offsets changes in the value of its servicing assets, which tends to move in the same direction as interest rates. Accordingly, the Company purchases Eurodollar futures and call options on Treasury securities, and enters into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Treasury options	$2,633	$(8,490)	$9,864	$(5,074)
Treasury and Eurodollar futures	(121)	(22)	(55)	361
Swaps	2,682	—	4,178	—
Forward commitments to buy/sell loans/mortgage-backed securities	(2,589)	2,018	(1,720)	3,790

Total gain/(loss)	$2,605	$(6,494)	$12,267	$(923)

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$27,620	$9,053	$18,567	$—	$—	$18,567

(1)	Includes $4.9 million to purchase Treasury options.

	December 31, 2015
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$5,743	$1,024	$4,719	$—	$—	$4,719

(1)	Includes $1.9 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2016
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$13,076	$11,985	$1,091	$—	$—	$1,091

	December 31, 2015
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$4,322	$3,986	$336	$—	$—	$336

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

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2016, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$321,663	$3,910	$325,573
Provision for loan losses	895	—	895
Non-interest income:
Third party (1)	29,899	7,467	37,366
Inter-segment	(4,317)	4,317	—

Total non-interest income	25,582	11,784	37,366
Non-interest expense (2)	144,152	16,759	160,911

Income before income tax expense	202,198	(1,065)	201,133
Income tax expense (benefit)	75,097	(424)	74,673

Net income (loss)	$127,101	$(641)	$126,460

Identifiable segment assets (period-end)	$48,137,359	$898,388	$49,035,747

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2016, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$646,580	$6,859	$653,439
Provision for loan losses	719	—	719
Non-Interest Income:
Third party(1)	60,485	12,118	72,603
Inter-segment	(8,429)	8,429	—

Total non-interest income	52,056	20,547	72,603

Non-interest expense(2)	286,202	33,157	319,359

Income before income tax expense	411,715	(5,751)	405,964
Income tax expense (benefit)	151,912	(2,317)	149,595

Net income (loss)	$259,803	$(3,434)	$256,369

Identifiable segment assets (period-end)	$48,137,359	$898,388	$49,035,747

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended June 30, 2015, on an internally managed accounting basis:

	For the Three Months Ended June 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$280,006	$5,091	$285,097
Provision for loan losses	334	—	334
Non-interest income:
Third party (1)	45,355	16,546	61,901
Inter-segment	(4,061)	4,061	—

Total non-interest income	41,294	20,607	61,901
Non-interest expense (2)	135,476	16,454	151,930

Income before income tax expense	185,490	9,244	194,734
Income tax expense	67,246	3,784	71,030

Net income	$118,244	$5,460	$123,704

Identifiable segment assets (period-end)	$48,011,913	$636,619	$48,648,532

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the six months ended June 30, 2015, on an internally managed accounting basis:

	For the Six Months Ended June 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$569,291	$8,574	$577,865
Recovery of loan losses	341	—	341
Non-interest income:
Third party (1)	78,509	35,626	114,135
Inter-segment	(8,231)	8,231	—

Total non-interest income	70,278	43,857	114,135
Non-interest expense (2)	275,627	33,139	308,766

Income before income tax expense	363,601	19,292	382,893
Income tax expense	132,136	7,794	139,930

Net income	$231,465	$11,498	$242,963

Identifiable segment assets (period-end)	$48,011,913	$636,619	$48,648,532

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. ASU No. 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt ASU No. 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-13 may have on the Company’s consolidated statements of condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 prospectively, effective for the first quarter of 2016. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than equity. This resulted in an immaterial benefit to income tax expense in the first quarter of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. The Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which we have presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, “Revenue from Contracts with Customers,” and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual periods beginning after December 31, 2016, including interim reporting periods within that fiscal year. The Company is in the process of evaluating the effects the adoption of ASU No. 2014-09 may have on the Company’s consolidated statements of condition and results of operations.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	our use of derivatives to mitigate our interest rate exposure;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	the ability to obtain shareholder and regulatory approval of any merger transactions we may propose (including regulatory approval of the proposed merger with Astoria Financial Corporation (“Astoria Financial”)) in a timely manner or otherwise;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire, including from Astoria Financial, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames;

•	risks relating to unanticipated costs of integration;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including Astoria Financial;

•	failure to satisfy other closing conditions to any mergers we may propose, including the proposed merger with Astoria Financial;

•	the potential impact of the announcement or consummation of any merger we propose (including the proposed merger with Astoria Financial) on relationships with third parties, including customers, employees, and competitors;

•	failure to obtain applicable regulatory approvals for the payment of future dividends;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	a material breach in performance by the Community Bank under our loss sharing agreements with the FDIC;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting, or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY;

TOTAL ASSETS AND TANGIBLE ASSETS; AND THE RELATED MEASURES

(unaudited)

While stockholders’ equity, total assets, and book value per share are financial measures that are recorded in accordance with U.S. generally accepted accounting principles (“GAAP”), tangible stockholders’ equity, tangible assets, and the related tangible measures are not. Nevertheless, it is management’s belief that these non-GAAP measures should be disclosed in our SEC filings, earnings releases, and other investor communications, for the following reasons:

1.	Tangible stockholders’ equity is an important indication of the Company’s ability to grow organically and through business combinations, as well as its ability to pay dividends and to engage in various capital management strategies.

2.	Tangible stockholders’ equity, tangible book value per share, and the ratio of tangible stockholders’ equity to tangible assets are among the capital measures considered by current and prospective investors, both independent of, and in comparison with, its peers.

We calculate tangible stockholders’ equity by subtracting from stockholders’ equity the sum of our goodwill and core deposit intangibles (“CDI”), and calculate tangible assets by subtracting the same sum from our total assets. To calculate our ratio of tangible stockholders’ equity to tangible assets, we divide our tangible stockholders’ equity by our tangible assets. To calculate our tangible book value per share, we divide our tangible stockholders’ equity at the end of a period by the number of common shares outstanding at the same date.

Tangible stockholders’ equity, tangible assets, and the related non-GAAP capital measures should not be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other capital measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP measures may differ from that of other companies reporting non-GAAP measures with similar names.

The following table presents reconciliations of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related GAAP and non-GAAP profitability and capital measures at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(in thousands)	2016	2015
Stockholders’ Equity	$6,039,112	$5,934,696
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(1,146)	(2,599)

Tangible stockholders’ equity	$3,601,835	$3,495,966

Total Assets	$49,035,747	$50,317,796
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(1,146)	(2,599)

Tangible assets	$46,598,470	$47,879,066

Stockholders’ equity to total assets	12.32%	11.79%
Tangible stockholders’ equity to tangible assets	7.73	7.30

Book value per share	$12.40	$12.24
Tangible book value per share	7.40	7.21

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Community Bank”), with 226 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank (the “Commercial Bank”), with 30 branches in Metro New York. With assets of $49.0 billion at June 30, 2016, including loans, net, of $39.1 billion, we rank among the 25 largest U.S. bank holding companies.

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

Consistent with this business model, we produced the following results in the second quarter of 2016:

Net Interest Income and Margin

Net interest income totaled $325.6 million in the current second quarter, $2.3 million less than the trailing-quarter level and $40.5 million more than the year-earlier amount. The linked-quarter decline was the net effect of a $4.2 million decrease in interest income to $419.6 million and a $1.9 million decrease in interest expense to $94.0 million. The year-over-year increase was the net effect of a $2.0 million decline in interest income and a $42.5 million decline in interest expense.

The linked-quarter and year-over-year declines in interest expense were largely due to the strategic debt repositioning in which we engaged in the fourth quarter of 2015. During that time, we prepaid $10.4 billion of wholesale borrowings having an average cost of 3.16% and replaced them with a like amount of wholesale borrowings having an average cost of 1.58%. As a result, the interest expense on borrowed funds fell $43.5 million year-over-year and $2.6 million from the trailing-quarter level to $52.7 million in the three months ended June 30, 2016.

The linked-quarter and year-over-year declines in interest income were primarily due to a reduction in the average balance of securities and money market investments, largely reflecting $1.8 billion of securities calls that took place in the first three months of this year. While the average yield on securities and money market investments rose 17 basis points linked-quarter and 81 basis points year-over-year to 4.26% in the current second quarter, the average balance fell $1.6 billion and $2.8 billion to $4.6 billion over the corresponding times.

Net interest margin rose five basis points sequentially and 35 basis points from the year-earlier measure to 2.99% in the second quarter of 2016. While the year-over-year increase largely reflects the decline in the average cost of funds attributable to the aforementioned debt repositioning, the linked-quarter rise largely reflects the benefit of an increase in the average yield on loans together with an increase in the average yield on securities and money market investments. In addition, prepayment income contributed 24 basis points to the margin in the current second quarter, as compared to 22 basis points and 29 basis points, respectively, in the trailing and year-earlier three months.

Loan Growth

Non-covered loans held for investment totaled $36.8 billion at the end of the second quarter, up $624.6 million from the March 31, 2016 balance and $1.0 billion from the balance at December 31, 2015. The Company originated $2.7 billion of loans held for investment in the current second quarter, bringing the six-month total to $4.9 billion. Multi-family loans represented $1.7 billion or 60.9% of the held-for-investment loans we originated during the quarter, while commercial real estate (“CRE”) loans represented $465.7 million, or 16.9%.

Multi-family loans totaled $26.8 billion at June 30, 2016, an increase of $344.0 million and $779.0 million, respectively, from the balances at March 31st and December 31st. CRE loans rose $116.8 million to $7.8 billion from the March 31st balance, and declined $63.6 million from the year-end amount.

Asset Quality

The quality of the loans we originate continues to be a Company hallmark. Year-to-date, we recorded net recoveries rather than net charge-offs, and our asset quality measures remained among the best we have recorded since 2008. Non-performing non-covered assets represented 0.12% of total non-covered assets at the end of the current second quarter, two basis points lower than the March 31st measure and one basis point below the measure at December 31st.

Loans 30 to 89 days past due rose a modest $1.6 million sequentially to $4.8 million at June 30, 2016, but fell $1.8 million from the balance at year end. In addition, we recorded net recoveries of $470,000 over the first six months of 2016.

Expense Management

Operating expenses totaled $159.1 million in the current second quarter, reflecting a linked-quarter increase of $2.7 million and a year-over-year increase of $8.5 million. The linked-quarter increase was due to an $8.3 million rise in general and administrative (“G&A”) expense, primarily reflecting an increase in FDIC deposit insurance premiums, professional fees, and non-income-related taxes.

The year-over-year increase in operating expenses was the net effect of an $8.0 million rise in G&A expense, a $2.8 million rise in compensation and benefits expense, and a $2.3 million reduction in occupancy and equipment expense. While the same factors that contributed to the linked-quarter rise in G&A expense contributed to the year-over-year increase, the rise in compensation and benefits expense was attributable to normal salary increases, the granting of performance-based stock-related incentives, and the expansion of certain back-office departments in anticipation of our transition to Systemically Important Financial Institution (“SIFI”) status.

External Factors

The following is a discussion of certain external factors that tend to influence our financial performance and the strategic actions we take:

Interest Rates

Among the external factors that tend to influence our performance, the interest rate environment is key.

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) and market interest rates. On December 17, 2015, the FOMC raised the target fed funds rate to a range of 0.25% to 0.50%. This was the first and, thus far, the only time the rate has been raised since the fourth quarter of 2008, when it was reduced to a range of zero to 0.25%.

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

The following table summarizes the high, low, and average five- and ten-year CMTs in the three months ended June 30, 2016, March 31, 2016, and June 30, 2015:

	Five-Year Constant Maturity Treasury Rate				Ten-Year Constant Maturity Treasury Rate
	June 30,	March 31,	June 30,		June 30,	March 31,	June 30,
	2016	2016	2015		2016	2016	2015
High	1.41%	1.73%	1.80%	High	1.94%	2.25%	2.50%
Low	1.00	1.11	1.26	Low	1.46	1.63	1.85
Average	1.24	1.37	1.53	Average	1.75	1.91	2.16

(Source: Bloomberg)

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, directly affecting new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the three months ended June 30, 2016, we originated $1.3 billion of one-to-four family mortgage loans for sale through our mortgage banking division, $378.0 million more than we produced in the trailing-quarter and $117.7 million less than we produced in the second quarter of 2015.

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loans than they do on our one-to-four family mortgage loans. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of prepayment activity can be especially meaningful. With property transactions declining from the prior year’s highs and refinancing activity slowing, prepayment income from loans contributed $18.2 million to interest income in the current second quarter as compared to $26.7 million in the year-earlier three months. However, on a linked-quarter basis, prepayment income from loans rose from $11.0 million, reflecting a pick-up in property transactions and refinancing activity.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended June 30, 2016, March 31, 2016, and June 30, 2015:

	For the Month Ended
	June 30, 2016	March 31, 2016	June 30, 2015
Unemployment rate:
United States	5.1%	5.1%	5.5%
New York City	5.1	5.7	5.5
Arizona	6.2	5.1	6.4
Florida	4.9	4.7	5.6
New Jersey	4.9	5.0	5.6
New York	4.5	5.2	5.2
Ohio	4.9	5.4	5.0

(Source: U.S. Department of Labor)

Another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	June 2016	March 2016	June 2015
Change in prices:	1.0%	0.9%	0.1%

(Source: U.S. Department of Labor – Bureau of Labor Statistics)

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to this index, home prices rose 5.0% across the U.S. in the twelve months ended May 2016, as compared to 5.2% and 4.5%, respectively, in the twelve months ended March 2016 and June 2015.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 592,000 in June 2016, according to estimates set forth in a U.S. Department of Commerce report issued on July 26, 2016. The June 2016 rate was 3.5% above the May rate of 572,000 and 25.4% above the June 2015 rate of 472,000.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 67.8% of our multi-family loans and 72.6% of our CRE loans are secured by properties in New York, with Manhattan accounting for 29.4% and 52.2% of our multi-family and CRE loans, respectively. As reflected in the following table, residential rental vacancy rates declined year-over-year and linked-quarter, while office vacancy rates in Manhattan rose slightly year-over-year but declined sequentially.

	For the Three Months Ended
	June 30, 2016	March 31, 2016	June 30, 2015
Residential rental vacancy rates:
New York	5.1%	5.4%	5.3%
Manhattan office vacancy rate:	9.9	10.0	9.7

In addition, the Consumer Confidence Index® rose to 97.4 in June 2016 from 96.2 in March, but decreased from 101.4 in June 2015. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Dividend Declaration

On July 26, 2016, the Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on August 19, 2016 to shareholders of record at the close of business on August 8, 2016.

Proposed Merger with Astoria Financial Corporation

On April 26, 2016, shareholders of both companies approved our proposed merger with Astoria Financial. Pending regulatory approval, and subject to the Agreement and Plan of Merger dated as of October 28, 2015, Astoria Financial will merge with and into the Company, and Astoria Bank, Astoria Financial’s primary subsidiary, will merge with and into the Community Bank.

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

The methodology used for the allocation of the allowance for non-covered loan losses at June 30, 2016 and December 31, 2015 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

Mortgage Servicing Rights

We recognize the rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights,” or “MSRs.” MSRs are generally recognized when loans are sold whole or in part (in the latter case, as a “participation”), and the servicing is retained by us. Both of the Company’s two classes of MSRs, residential and participation, are initially recorded at fair value. While residential MSRs continue to be carried at fair value, participation MSRs are subsequently amortized on a quarterly basis and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income.

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

In addition to being tested annually, goodwill would be tested in less than one year’s time if there were a “triggering event.” During the six months ended June 30, 2016, no triggering events were identified.

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

Balance Sheet Summary

Total assets were $49.0 billion at the end of the second quarter, reflecting a $1.3 billion reduction from the balance at December 31, 2015. While loans, net, rose $1.1 billion in the six months ended June 30, 2016, the increase was exceeded by a $2.2 billion decline in securities, largely reflecting calls that occurred in the first three months of this year. For the four quarters ended June 30, 2016, the average of our total consolidated assets was $49.2 billion.

During the first six months of this year, total deposits rose $456.2 million to $28.9 billion, primarily reflecting an increase in non-interest-bearing deposits and NOW and money market accounts. Borrowed funds declined $1.8 billion to $13.9 billion, entirely due to a decrease in wholesale borrowings.

Stockholders’ equity rose $104.4 million in the first six months of the year to $6.0 billion, representing 12.32% of total assets and a book value per share of $12.40 at June 30, 2016.

Loans

At June 30, 2016, loans, net, represented $39.1 billion, or 79.8%, of total assets, up $1.1 billion from the balance at December 31, 2015. Included in the June 30th amount were covered loans, net, of $1.9 billion and non-covered loans held for investment, net, of $36.6 billion, as more fully discussed below. Non-covered loans held for sale at June 30, 2016 were $609.9 million, as compared to $367.2 million at December 31, 2015.

Covered Loans

“Covered loans” refers to certain loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. Each of the respective loss sharing agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

The length of the agreements depends on the types of loans that are covered, with the agreements covering one-to-four family loans and home equity loans extending for ten years from the date of acquisition, and all other covered loans and OREO extending for five years from the acquisition dates.

Primarily reflecting repayments, covered loans declined $169.2 million from the balance at the end at December 31, 2015 to $1.9 billion, representing 4.8% of total loans, at June 30, 2016. One-to-four family loans represented $1.8 billion of total covered loans at the end of the current second quarter, with all other loan types (primarily consisting of home equity lines of credit, or “HELOCs”) representing $115.3 million, combined.

At June 30, 2016, $1.4 billion, or 68.3%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.64%. The remainder of the covered loan portfolio at that date consisted of fixed rate loans. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at June 30, 2016:

(in thousands)
California	$332,495
Florida	317,000
Arizona	141,393
Ohio	111,121
Massachusetts	94,637
Michigan	86,406
New York	71,739
Illinois	67,586
Maryland	56,164
New Jersey	48,899
Nevada	48,643
All other states	514,800

Total covered loans	$1,890,883

Non-Covered Loans Held for Investment

Non-covered loans held for investment rose $1.0 billion in the first six months of this year to $36.8 billion, representing 93.6% of total loans at June 30, 2016. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; acquisition, development, and construction (“ADC”) loans; and other loans, with specialty finance loans and leases and other commercial and industrial (“C&I”) loans comprising the bulk of the “Other loan” portfolio.

Originations of non-covered loans held for investment totaled $2.7 billion in the current second quarter, up $603.7 million from the trailing-quarter’s volume, and down $736.6 million from the year-earlier amount. While the first quarter tends to be a slower quarter for transaction volumes, the year-over-year decline was due to a reduction in property transactions and refinancing activity in our primary lending niche, as further discussed below.

The following table presents information about the loans held for investment we originated for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015 and for the six months ended June 30, 2016 and 2015:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Mortgage Loans Originated for Investment:
Multi-family	$1,672,759	$1,580,787	$2,581,987	$3,253,546	$4,256,433
Commercial real estate	465,710	81,423	484,264	547,133	1,095,138
One-to-four family	71,448	75,207	5,190	146,655	5,978
Acquisition, development, and construction	66,849	39,145	43,457	105,994	114,251

Total mortgage loans originated for investment	$2,276,766	$1,776,562	$3,114,898	$4,053,328	$5,471,800

Other Loans Originated for Investment:
Specialty finance	$341,031	$197,212	$296,369	$538,243	$527,039
Other commercial and industrial	129,702	170,359	72,859	300,061	164,360
Other	1,206	910	1,186	2,116	2,862

Total other loans originated for investment	$471,939	$368,481	$370,414	$840,420	$694,261

Total loans originated for investment	$2,748,705	$2,145,043	$3,485,312	$4,893,748	$6,166,061

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.”

Consistent with our emphasis on this niche, multi-family loan originations represented $1.7 billion, or 60.9%, of the held-for-investment loans we produced in the current second quarter, reflecting a linked-quarter increase of $92.0 million and a $909.2 million decline year-over-year. The latter decline reflects a slowdown in property transactions and refinancing activity from the record volumes we experienced in 2015.

At June 30, 2016, multi-family loans represented $26.8 billion, or 72.7%, of total non-covered loans held for investment, reflecting a linked-quarter increase of $344.0 million and a $779.0 million increase from December 31, 2015. To limit the growth of the portfolio, we sold $426.4 million of multi-family loans through participations in the current second quarter, as compared to $438.9 million in the first quarter of the year.

The average multi-family loan had a principal balance of $5.4 million at the end of the current second quarter, consistent with the principal balance in the trailing three months and slightly higher than the $5.3 million principal balance at December 31, 2015.

The majority of our multi-family loans are made to long-term owners of residential apartment buildings with units that are subject to rent regulation and feature below-market rents. Our borrowers typically use the funds we provide for future real estate investments, or to make building-wide improvements and renovations to certain units, as a result of which they are able to increase the rents their tenants pay. In this way, the borrower creates more cash flows to borrow against in future years.

In addition to underwriting multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the buildings’ current rent rolls, their financial statements, and related documents.

The vast majority of our multi-family loans feature a term of ten or twelve years, with a fixed rate of interest for the first five or seven years of the loan, and an alternative rate of interest in years six through ten or eight through twelve. The rate charged in the first five or seven years is generally based on intermediate-term interest rates plus a spread. During the remaining years, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term. As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight. A small percentage of our multi-family loans are ten-year fixed rate credits.

Our multi-family loans tend to refinance within approximately three years of origination; at June 30, 2016 and March 31, 2016, the weighted average life of the multi-family loan portfolio was 2.8 years and 2.9 years, respectively. At December 31, 2015, the weighted average life of the multi-family loan portfolio was 2.8 years.

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

At June 30, 2016, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 67.8% of our multi-family loans were secured by buildings in New York City and 5.0% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we produce.

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property (“LTV”). The multi-family loans we are originating today generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property. These loans typically feature an amortization period of up to 30 years and may have an initial interest-only period. We typically do not originate full term interest-only loans. In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases.

Accordingly, while our multi-family lending niche has not been immune to downturns in the credit cycle, the limited number of losses we have recorded, even in adverse credit cycles, suggests that the multi-family loans we produce involve less credit risk than certain other types of loans. In general, buildings that are subject to rent regulation have tended to be stable, with occupancy levels remaining more or less constant over time. Because the rents are typically below market and the buildings securing our loans are generally maintained in good condition, they have been more likely to retain their tenants in adverse economic times. In addition, we exclude any short-term property tax exemptions and abatement benefits the property owners receive when we underwrite the cash flows of our multi-family loans.

Reflecting the nature of the buildings securing our loans, our underwriting standards, and the generally conservative LTVs our multi-family loans feature at origination, a relatively small percentage of the multi-family loans that have transitioned to non-performing status have actually resulted in losses, even when the credit cycle has taken a downward turn.

Commercial Real Estate Loans

In the three months ended June 30, 2016, CRE loans represented $465.7 million of loans originated for investment, a sequential increase of $384.3 million and a year-over-year decrease of $18.6 million.

At June 30, 2016, CRE loans represented $7.8 billion, or 21.2%, of loans held for investment, up $116.8 million from the March 31st balance and $63.6 million lower than the balance at December 31, 2015. The six-month reduction reflects sales of CRE loans in the amount of $160.8 million, largely through participations.

At June 30, 2016, the average CRE loan had a principal balance of $5.5 million, compared to $5.4 million at both March 31, 2016 and December 31, 2015.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2016, 72.6% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 12.1%. Other parts of New York State accounted for 2.5% of the properties securing our CRE credits, while all other states accounted for 12.8%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply.

Our CRE loans tend to refinance within three to four years of origination; the weighted average life of the CRE portfolio was 3.3 years at both June 30, and March 31, 2016, as compared to 3.2 years at December 31, 2015.

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

One-to-Four Family Loans

The balance of one-to-four family loans held for investment rose $60.2 million sequentially to $246.2 million at June 30, 2016 and $129.3 million from the balance at year-end 2015. These increases were largely due to an increase in loan production, with originations of one-to-four family loans declining a modest $3.8 million sequentially, and rising $66.3 million year-over-year, to $71.4 million. At June 30, 2016, one-to-four family loans represented 0.67% of the total held-for-investment loan portfolio.

Acquisition, Development, and Construction Loans

ADC loans represented $361.5 million, or 0.98%, of total loans held for investment at the end of the current second quarter, reflecting a sequential increase of $16.9 million and a $49.8 million increase from the balance at December 31, 2015. Production increased both sequentially and year-over-year, with originations rising $27.7 million and $23.4 million, respectively, to $66.8 million in the three months ended June 30, 2016.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the six months ended June 30, 2016 and 2015, we recovered losses against guarantees of $262,000 and $175,000, respectively.

Other Loans

Other loans represented $1.6 billion, or 4.4%, of total loans held for investment at the end of the current second quarter, an $86.9 million increase from the March 31st balance and a $143.4 million increase from the balance at December 31, 2015. Specialty finance loans and leases accounted for $1.0 billion of the June 30th total, having risen $111.0 million sequentially, while other C&I loans accounted for $592.4 million, having declined $22.3 million during this time. Included in the June 30th balance of other C&I loans were New York City taxi medallion loans of $155.2 million. The remainder of the “other loan” portfolio includes non-covered purchased credit-impaired (“PCI”) loans (i.e., loans that were previously covered by FDIC loss sharing agreements), as well as home equity loans, HELOCs, and a minimal amount of consumer loans.

Originations of other loans rose $103.5 million sequentially to $471.9 million in the current second quarter, as a $143.8 million increase in originations of specialty finance loans and leases, to $341.0 million, exceeded a $40.7 million decrease in other C&I loan originations to $129.7 million.

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

At June 30, 2016, our largest loan had a balance of $287.5 million and an interest rate of 3.7%. The loan was originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan and, as of June 30, 2016, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2016:

	At June 30, 2016
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,871,685	29.43%	$4,069,184	52.21%
Brooklyn	4,254,276	15.90	630,689	8.09
Bronx	3,622,246	13.54	172,416	2.21
Queens	2,330,682	8.71	726,847	9.33
Staten Island	67,487	0.25	55,076	0.71

Total New York City	$18,146,376	67.83%	$5,654,212	72.55%

Long Island	574,334	2.15	941,825	12.08
Other New York State	764,729	2.86	197,033	2.53
All other states	7,265,154	27.16	1,000,540	12.84

Total	$26,750,593	100.00%	$7,793,610	100.00%

At June 30, 2016, the largest concentration of one-to-four family loans held for investment was located in California, with a total of $105.5 million; the largest concentration of ADC loans held for investment was located in New York City, with a total of $259.1 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

Our portfolio of non-covered loans held for sale consists of one-to-four family loans originated through our mortgage banking operation, utilizing our proprietary web-based technology. This platform is not only used by the Community Bank to serve our retail customers in New York, New Jersey, Ohio, Florida, and Arizona, but also by approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—to originate full-documentation one-to-four family loans across the United States.

While the vast majority of the one-to-four family loans held for sale we produce are agency-conforming loans sold to GSEs, we also have utilized our mortgage banking platform to originate jumbo loans for sale to other private mortgage investors, as well as for our own portfolio.

During the second quarter of 2016, the volume of loans originated for sale was $1.3 billion, representing a $378.0 million, or 42.0%, increase from the trailing-quarter level and a $117.7 million, or 8.4%, reduction from the year-earlier amount. Of the one-to-four family loans produced for sale in the current second quarter, 97.0% were agency-conforming and 3.0% were non-conforming (i.e., jumbo) loans.

Loans held for sale totaled $609.9 million at June 30, 2016, a $138.6 million increase from the March 31, 2016 balance and a $242.7 million increase from the balance at December 31, 2015.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At June 30, 2016 and 2015, the respective liabilities for estimated possible future losses relating to these representations and warranties were $2.1 million and $8.2 million.

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

At the beginning of 2013, the GSEs changed the rules related to their ability to put back claims to us for representation and warranty issues. These rule changes moderated the potential exposure to issuers, and provided for a phase-in that became fully impactful in 2016. Reflecting this change, in combination with the minimal volume of repurchase requests and related losses we have incurred since establishing our mortgage banking business, the reserve was reduced by $5.9 million in the first quarter of 2016.

As of June 30, 2016, 19 repurchased loans with an aggregate principal balance of $3.9 million were outstanding and held for investment. In addition, 14 indemnified loans with an aggregate principal balance of $3.2 million were outstanding and were all performing as of June 30, 2016.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(in thousands)
Balance, beginning of period	$2,132	$8,184	$8,008	$8,160
Provision for repurchase losses	14	—	14	(41)
Recoveries	—	—	—	—
Reversal of provision for repurchase losses	—	—	(5,876)	65

Balance, end of period	$2,146	$8,184	$2,146	$8,184

Outstanding Loan Commitments

At June 30, 2016, we had outstanding loan commitments of $3.0 billion, a $128.9 million increase from the level at December 31, 2015. Commitments to originate loans held for investment represented $2.2 billion of the June 30th total, and commitments to originate loans held for sale represented the remaining $719.7 million. At December 31, 2015, the respective commitments were $2.5 billion and $371.4 million.

Multi-family and CRE loans together represented $788.7 million of held-for-investment loan commitments at the end of the current second quarter, while one-to-four family, ADC, and other loans represented $55.1 million, $338.5 million, and $1.1 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $607.4 million and commitments to originate other C&I loans of $419.8 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $344.1 million at June 30, 2016, as compared to $296.5 million at December 31, 2015. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets represented $58.7 million, or 0.12%, of total non-covered assets at the end of the current second quarter, as compared to $60.9 million, representing 0.13% of total non-covered assets, at December 31, 2015. The decrease was attributable to a $1.3 million decline in non-covered OREO to $12.8 million and a $922,000 decline in non-performing non-covered loans to $45.9 million. Non-performing non-covered loans represented $45.9 million, or 0.12%, of total non-covered loans at the end of the current second quarter, as compared to $46.8 million, or 0.13%, at December 31st.

The decrease in non-performing loans was driven primarily by a $5.6 million decline in non-accrual mortgage loans to $35.5 million, which was driven by a $3.1 million reduction in non-accrual CRE loans and a $2.3 million reduction in non-accrual one-to-four family loans. This improvement was partially offset a $4.7 million increase in non-accrual other loans, primarily due to the transition to non-performing status of $5.5 million of New York City taxi medallion loans.

The following table sets forth the changes in non-performing non-covered loans over the six months ended June 30, 2016:

(in thousands)
Balance at December 31, 2015	$46,825
New non-accrual	12,150
Recoveries	(1,027)
Transferred to other real estate owned	(3,253)
Loan payoffs, including dispositions and principal pay-downs	(8,373)
Restored to performing status	(419)

Balance at June 30, 2016	$45,903

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances for the six months ended June 30, 2016:

			Change from December 31, 2015 to June 30, 2016
(dollars in thousands)	June 30, 2016	December 31, 2015	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$13,771	$13,904	$(133)	(0.96)%
Commercial real estate	11,811	14,920	(3,109)	(20.84)
One-to-four family	9,952	12,259	(2,307)	(18.82)
Acquisition, development, and construction	—	27	(27)	(100.00)

Total non-accrual non-covered mortgage loans	35,534	41,110	(5,576)	(13.56)
Other non-accrual non-covered loans	10,369	5,715	4,654	81.43

Total non-performing non-covered loans	$45,903	$46,825	$(922)	(1.97)%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2016 and December 31, 2015, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2016. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at June 30, 2016 and December 31, 2015:

As of June 30, 2016	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	10	$13,488	10	$5,487
New York Commercial Bank	2	283	5	6,324

Total for New York Community Bancorp	12	$13,771	15	$11,811

As of December 31, 2015	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	7	$13,603	12	$8,589
New York Commercial Bank	2	301	4	6,331

Total for New York Community Bancorp	9	$13,904	16	$14,920

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

In addition, one-to-four family loans, ADC loans, and other loans represented 0.67%, 0.98%, and 4.4%, respectively, of total non-covered loans held for investment at June 30, 2016, and 0.33%, 0.87%, and 4.2%, respectively, at December 31, 2015. Furthermore, while 4.0% of our one-to-four family loans were non-performing at the end of the current second quarter, 0.64% of our other loans were non-performing at that date. There were no non-performing ADC loans at June 30, 2016.

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

The following table presents our held for investment loans 30 to 89 days past due by loan type and the changes in the respective balances for the six months ended June 30, 2016:

			Change from December 31, 2015 to June 30, 2016
(dollars in thousands)	June 30, 2016	December 31, 2015	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$2,253	$4,818	$(2,565)	(53.24)%
Commercial real estate	—	178	(178)	(100.00)
One-to-four family	574	1,117	(543)	(48.61)
Other loans	2,005	492	1,513	307.52

Total non-covered loans 30-89 days past due	$4,832	$6,605	$(1,773)	(26.84)%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded net recoveries of $470,000 in the first six months of 2016 and $1.8 million in the first six months of 2015.

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $2.7 million provision for such losses in the second quarter of this year, virtually unchanged from the trailing-quarter amount. Reflecting this provision, and year-to-date recoveries of $470,000, the allowance for losses on non-covered loans rose to $153.1 million at June 30, 2016 from $150.8 million at March 31, 2016 and from $147.1 million at December 31, 2015. The June 30th balance represented 0.41% of total non-covered loans and 329.67% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of June 30, 2016, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At June 30, 2016, our two largest non-performing loans were a multi-family loan with a balance of $8.5 million and a CRE loan with a balance of $5.0 million. The same two loans were our two largest non-performing loans at December 31, 2015. The next three largest non-performing loans each had a balance of less than $2.0 million at June 30, 2016.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. During the six months ended June 30, 2016, new TDRs primarily consisted of one multi-family loan with a current balance of $8.5 million.

At June 30, 2016, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $15.6 million; loans in connection with which forbearance agreements were reached totaled $2.9 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rate for restructured multi-family and one-to-four family loans was 100% at June 30, 2016. The success rate for other loans and CRE loans was 88% and 75%, respectively. There were no restructured ADC loans at that date.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the six months ended June 30, 2016:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2015	$2,759	$9,396	$12,155
New TDRs	650	11,930	12,580
Transferred to other real estate owned	—	(2,708)	(2,708)
Recoveries	—	(52)	(52)
Loan payoffs, including dispositions and principal pay-downs	(141)	(3,327)	(3,468)

Balance at June 30, 2016	$3,268	$15,239	$18,507

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2016, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current second quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered PCI Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at June 30, 2016 and December 31, 2015. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Six Months Ended June 30, 2016	At or For the Year Ended December 31, 2015
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$145,196	$139,857
Provision for (recovery of) losses on non-covered loans	5,662	(2,846)
Charge-offs:
Multi-family	—	(167)
Commercial real estate	—	(273)
One-to-four family	(153)	(875)
Acquisition, development, and construction	—	—
Other loans	(1,098)	(1,273)

Total charge-offs	(1,251)	(2,588)
Recoveries:
Multi-family	—	3,952
Commercial real estate	747	1,664
One-to-four family	226	49
Acquisition, development, and construction	167	100
Other loans	581	5,008

Total recoveries	1,721	10,773

Net recoveries	470	8,185

Balance at end of period	$151,328	$145,196

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$13,771	$13,904
Commercial real estate	11,811	14,920
One-to-four family	9,952	12,259
Acquisition, development, and construction	—	27

Total non-accrual non-covered mortgage loans	$35,534	$41,110
Other non-accrual non-covered loans	10,369	5,715

Total non-performing non-covered loans (1)	$45,903	$46,825
Non-covered other real estate owned (2)	12,814	14,065

Total non-performing non-covered assets	$58,717	$60,890

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.12%	0.13%
Non-performing non-covered assets to total non-covered assets	0.12	0.13
Allowance for losses on non-covered loans to non-performing non-covered loans	329.67	310.08
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.41
Net charge-offs during the period to average loans outstanding during the period (3)	(0.00)	(0.02)
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$2,253	$4,818
Commercial real estate	—	178
One-to-four family	574	1,117
Acquisition, development, and construction	—	—
Other loans	2,005	492

Total non-covered loans 30-89 days past due (4)	$4,832	$6,605

(1)	The June 30, 2016 and December 31, 2015 amounts exclude loans 90 days or more past due of $133.1 million and $137.2 million, respectively, that are covered by FDIC loss sharing agreements. The June 30, 2016 and December 31, 2015 amounts also exclude non-covered PCI loans of $991,000 and $969,000, respectively.
(2)	The June 30, 2016 and December 31, 2015 amounts exclude OREO of $20.1 million and $25.8 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The June 30, 2016 and December 31, 2015 amounts exclude loans 30 to 89 days past due of $27.7 million and $32.8 million, respectively, that are covered by FDIC loss sharing agreements. The June 30, 2016 amount also excludes $3,000 of non-covered PCI loans. There were no PCI loans 30 to 89 days past due at December 31, 2015.

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

In the six months ended June 30, 2016, we recorded FDIC indemnification expense of $3.8 million in “Non-interest income” in connection with the recovery of $4.7 million from the allowance for losses on covered loans. In the year-earlier six months, we recorded FDIC indemnification income of $2.5 million in “Non-interest income” as a result of having recorded a $3.1 million provision for the allowance for losses on covered loans. Please see the discussion of FDIC indemnification expense and income that appears under “Non-interest income” later in this report.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the six months ended June 30, 2016 and 2015, we recorded amortization of $23.3 million and $26.3 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the six months ended June 30, 2016 and 2015, we received FDIC reimbursements of $6.9 million and $10.2 million, respectively.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at June 30, 2016 and December 31, 2015, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Six Months Ended June 30, 2016	At or For the Year Ended December 31, 2015
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	706	729
One-to-four family	126,899	130,626
Acquisition, development, and construction	—	237
Other	6,525	6,559

Total covered loans and non-covered PCI loans 90 days or more past due	$134,130	$138,151
Covered other real estate owned	20,083	25,817

Total covered assets and non-covered PCI loans	$154,213	$163,968

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$13,771	$13,904
Commercial real estate	12,517	15,649
One-to-four family	136,851	142,885
Acquisition, development, and construction	—	264
Other non-performing loans	16,894	12,274

Total non-performing loans	$180,033	$184,976
Other real estate owned	32,897	39,882

Total non-performing assets	$212,930	$224,858

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.47%	0.49%
Total non-performing assets to total assets	0.43	0.45
Allowance for loan losses to total non-performing loans	99.82	96.51
Allowance for loan losses to total loans	0.46	0.47
Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	—	—
One-to-four family	26,658	30,455
Acquisition, development, and construction	—	—
Other loans	1,066	2,369

Total covered loans and non-covered PCI loans 30-89 days past due	$27,724	$32,824

Total Loans 30-89 Days Past Due:
Multi-family	$2,253	$4,818
Commercial real estate	—	178
One-to-four family	27,232	31,572
Acquisition, development, and construction	—	—
Other loans	3,071	2,861

Total loans 30-89 days past due	$32,556	$39,429

Geographical Analysis of Non-Performing Loans (Non-Covered and Covered and Non-Covered PCI Loans)

The following table presents a geographical analysis of our non-performing loans at June 30, 2016:

	Non-Performing Loans
(in thousands)	Non-Covered Loans (1)	Covered & Non-Covered PCI Loans	Total
New York	$24,587	$14,423	$39,010
New Jersey	18,910	11,514	30,424
Florida	—	19,652	19,652
California	222	14,597	14,819
Massachusetts	—	7,758	7,758
Ohio	—	6,685	6,685
Connecticut	2,107	4,365	6,472
All other states	77	55,136	55,213

Total non-performing loans	$45,903	$134,130	$180,033

(1)	Excludes $991,000 of non-covered PCI loans.

Securities

Securities represented $4.0 billion, or 8.1%, of total assets at the end of the current second quarter, a $244.2 million reduction from the March 31st balance, which represented 8.7% of total assets, and a $2.2 billion reduction from the balance at December 31st, which represented 12.3%. The respective decreases were largely attributable to calls of securities as market interest rates continued to decline.

Held-to-maturity securities represented $3.8 billion, or 96.1%, of total securities at the end of the current second quarter, down $2.1 billion from the balance at December 31, 2015. The fair value of securities held to maturity represented 107.1% and 102.3% of their respective carrying values at the corresponding dates. At June 30, 2016 and December 31, 2015, mortgage-related securities accounted for $3.4 billion and $3.6 billion, respectively, of securities held to maturity; other securities represented $392.8 million and $2.4 billion, respectively, of held-to-maturity securities at the corresponding dates.

GSE obligations represented $3.6 billion of held-to-maturity securities at the end of the current second quarter, while capital trust notes, corporate bonds, and municipal obligations represented $65.6 million, $74.0 million, and $73.8 million, respectively. At December 31, 2015, GSE obligations accounted for $5.8 billion of held-to-maturity securities, while capital trust notes and corporate bonds represented $65.6 million and $73.8 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 6.1 years and 6.5 years at the respective period-ends.

Available-for-sale securities represented the remaining $154.3 million, or 3.9%, of total securities at the end of the current second quarter, a $2.0 million increase from the March 31st balance and a $50.0 million decrease from the balance at December 31st. While the December 31st balance included $150.4 million of other securities and $53.9 million of mortgage-related securities, the balance of available-for-sale securities at the end of this year’s first and second quarters consisted entirely of other securities.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of the FHLB-NY’s capital stock. At June 30, 2016, the Community Bank and the Commercial Bank held $556.8 million and $30.0 million, respectively, of stock in the FHLB-NY. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

In the six months ended June 30, 2016, dividends from the FHLB-NY to the Community Bank totaled $12.9 million and dividends from the FHLB-NY to the Commercial Bank totaled $741,000.

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

Loan repayments and sales totaled $6.0 billion in the six months ended June 30, 2016, as compared to $8.7 billion in the six months ended June 30, 2015. Cash flows from the repayment and sale of securities totaled $2.3 billion and $457.3 million, respectively, in the corresponding periods, while purchases of securities totaled $122.6 million and $180.6 million, respectively.

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

At June 30, 2016, our deposits totaled $28.9 billion, reflecting a $456.2 million increase from the balance at December 31st. The increase was primarily due to a $339.8 million rise in NOW and money market accounts to $13.4 billion and a $170.4 million rise in non-interest-bearing accounts to $2.7 billion. While the balance of certificates of deposit (“CDs”) rose $1.7 billion during this time to $7.0 billion, the benefit was exceeded by a $1.8 billion decline in savings accounts to $5.8 billion. The changes in CDs and savings accounts were not unrelated; they reflect the maturity of certain savings accounts in the first six months of the year and the subsequent transfer of those funds into CDs. Reflecting the six-month increase, CDs represented 24.3% of total deposits at the end of the current second quarter, as compared to 18.7% at year-end 2015.

The June 30th balance of deposits included institutional deposits of $3.1 billion and municipal deposits of $585.3 million, as compared to $2.8 billion and $733.4 million, respectively, at December 31, 2015. Brokered deposits fell $113.2 million to $3.8 billion during this time, as brokered checking accounts dropped $89.3 million to $1.4 billion, and brokered money market accounts dropped $23.8 million to $2.5 billion. We had no brokered CDs at either of those dates. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, junior subordinated debentures.

Wholesale Borrowings

Wholesale borrowings accounted for $13.5 billion and $15.4 billion, respectively, of total borrowed funds at the end of June and December, representing 27.6% and 30.6% of total assets at the respective dates. The $1.8 billion decline largely reflects our use of the cash flows from the first quarter’s securities repayments to pay down our short-term FHLB-NY advances.

While FHLB-NY advances declined $1.8 billion in the first six months of the year to $11.6 billion, the balance of repurchase agreements held steady at $1.5 billion and the balance of fed funds purchased rose $9.0 million to $435.0 million.

Reflecting the debt repositioning that took place in the fourth quarter of 2015, none of our wholesale borrowings had callable features at June 30, 2016.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.7 million at June 30, 2016, comparable to the balances at March 31, 2016 and December 31, 2015.

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

In the first six months of 2016, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of certain C&I loans that feature floating interest rates; and (3) We increased our balances of CDs and non-interest-bearing deposits. In addition, we continued to benefit from the strategic debt repositioning that took place in the fourth quarter of 2015 through the prepayment of $10.4 billion of wholesale borrowings and their replacement at half the average cost (i.e., from 3.16% to 1.58%).

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

At June 30, 2016, our one-year gap was a negative 18.67%, as compared to a negative 17.77% at December 31, 2015. The 90-basis point change was largely the net effect of a decline in borrowings due to reprice in one year in connection with the increase in securities repayments, and an increase in deposits repricing within the next twelve months.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2016 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 32% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 24% and 17% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 54% for the first five years and 46% for years six through ten. NOW accounts were assumed to decay at a rate of 74% for the first five years and 26% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 77% for the first five years and 23% for years six through ten.

Interest Rate Sensitivity Analysis

	At June 30, 2016
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,264,899	$5,626,013	$14,168,996	$10,414,720	$4,539,428	$241,348	$39,255,404
Mortgage-related securities (2)(3)	64,735	122,228	183,899	650,479	2,335,669	72,797	3,429,807
Other securities and money market investments (2)	810,581	3,551	62,114	8,762	118,242	135,565	1,138,815

Total interest-earning assets	5,140,215	5,751,792	14,415,009	11,073,961	6,993,339	449,710	43,824,026

INTEREST-BEARING LIABILITES:
NOW and money market accounts	7,103,365	408,645	742,778	1,880,894	3,273,133	—	13,408,815
Savings accounts	1,331,684	1,306,475	273,843	203,571	2,667,124	—	5,782,697
Certificates of deposit	429,212	6,106,712	401,608	61,906	17,975	—	7,017,413
Borrowed funds	1,908,826	1,450,000	7,704,500	2,700,000	—	144,813	13,908,139

Total interest-bearing liabilities	10,773,087	9,271,832	9,122,729	4,846,371	5,958,232	144,813	40,117,064

Interest rate sensitivity gap per period (4)	$(5,632,872)	$(3,520,040)	$5,292,280	$6,227,590	$1,035,107	$304,897	$3,706,962

Cumulative interest rate sensitivity gap	$(5,632,872)	$(9,152,912)	$(3,860,632)	$2,366,958	$3,402,065	$3,706,962

Cumulative interest rate sensitivity gap as a percentage of total assets	(11.49)%	(18.67)%	(7.87)%	4.83%	6.94%	7.56%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	47.71%	54.34%	86.76%	106.96%	108.51%	109.24%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of June 30, 2016, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 1.92% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 2.62% per annum.

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

Based on the information and assumptions in effect at June 30, 2016, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(4.02)%
+200	(9.13)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2016, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(3.83)%
+200	(6.47)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2016, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.69% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 4.00% increase.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $674.3 million and $537.7 million, respectively, at June 30, 2016 and December 31, 2015. As in the past, our portfolios of loans and securities provided liquidity in the current six month period, with cash flows from the repayment and sale of loans totaling $6.0 billion and cash flows from the repayment and sale of securities totaling $2.3 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2016, our available borrowing capacity with the FHLB-NY was $7.4 billion. In addition, the Banks had $152.3 million of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At June 30, 2016, the maximum amount the Community Bank could borrow from the FRB-NY was $1.2 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $141.4 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first six months of 2016, the volume of loans originated for investment was $4.9 billion. During this time, the net cash provided by investing activities totaled $1.4 billion. Our operating activities provided net cash of $287.7 million in the current six month period, while the net cash used in our financing activities totaled $1.6 billion.

CDs due to mature in one year or less from June 30, 2016 totaled $6.5 billion, representing 93.1% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

The Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Due to the prepayment charge incurred in the fourth quarter of 2015 in connection with the aforementioned debt repositioning, dividends to be paid by the Company over the next quarter will require regulatory clearance.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the six months ended June 30, 2016, the Banks paid dividends totaling $175.0 million to the Parent Company, leaving $123.5 million they could dividend to the Parent Company without regulatory approval at that date. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved. Additional sources of liquidity available to the Parent Company at June 30, 2016 included $71.7 million in cash and cash equivalents and $2.0 million of available-for-sale securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At June 30, 2016, we held derivative financial instruments with a notional value of $3.6 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity rose $104.4 million from the year-end 2015 balance to $6.0 billion at June 30, 2016. The June 30th balance represented 12.32% of total assets and a book value per share of $12.40, while the December 31st balance, $5.9 billion, represented 11.79% of total assets and a book value per share of $12.24.

We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At June 30, 2016 and December 31, 2015, we had outstanding shares of 487,009,706 and 484,943,308, respectively.

Tangible stockholders’ equity rose $105.9 million in the first six months of this year to $3.6 billion, after the distribution of quarterly cash dividends totaling $165.3 million. The June 30th balance represented 7.73% of tangible assets and a tangible book value per share of $7.40. At December 31, 2015, tangible stockholders equity equaled $3.5 billion and represented 7.30% of tangible assets and a tangible book value per share of $7.21.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At both June 30, 2016 and December 31, 2015, we recorded goodwill of $2.4 billion; we recorded CDI of $1.1 million and $2.6 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear earlier in this report.)

Both stockholders’ equity and tangible stockholders’ equity include AOCL. AOCL declined $5.0 million from the balance at the end of December to $52.1 million at June 30, 2016. The reduction was largely the net effect of a $2.2 million increase in the net unrealized gain on available-for-sale securities, net of tax, to $5.3 million and a $2.7 million decrease in pension and post-retirement obligations, net of tax, to $52.1 million. Also included in AOCL is the net unrealized loss on the non-credit portion of OTTI losses, net of tax, which declined modestly from the year-end balance to $5.3 million.

At June 30, 2016, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our Common Equity Tier 1, Tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At June 30, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,658,230	10.19%	$3,658,230	10.19%	$4,189,916	11.68%	$3,658,230	7.92%
Minimum for capital adequacy purposes	1,614,854	4.50	2,153,139	6.00	2,870,852	8.00	1,847,647	4.00

Excess	$2,043,376	5.69%	$1,505,091	4.19%	$1,319,064	3.68%	$1,810,583	3.92%

In accordance with Basel III, the inclusion of trust preferred securities as Tier 1 capital—which was reduced from 100% in 2014 to 25% in 2015—is now completely phased out.

In addition, Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At June 30, 2016, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 368 basis points and the fully-phased in capital conservation buffer by 118 basis points.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at June 30, 2016:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At June 30, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,558,358	10.63%	$3,558,358	10.63%	$3,724,828	11.13%	$3,558,358	8.32%
Minimum for capital adequacy purposes	1,505,818	4.50	2,007,757	6.00	2,677,009	8.00	1,709,848	4.00

Excess	$2,052,540	6.13%	$1,550,601	4.63%	$1,047,819	3.13%	$1,848,510	4.32%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At June 30, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$401,373	14.89%	$401,373	14.89%	$420,627	15.61%	$401,373	11.13%
Minimum for capital adequacy purposes	121,272	4.50	161,696	6.00	215,595	8.00	144,190	4.00

Excess	$280,101	10.39%	$239,677	8.89%	205,032	7.61%	$257,183	7.13%

As of June 30, 2016, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum Common Equity Tier 1 ratio of 6.50%; a minimum Tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended June 30, 2016

We generated earnings of $126.5 million, or $0.26 per diluted share, in the current second quarter, as compared to $129.9 million, or $0.27 per diluted share, in the trailing quarter and to $123.7 million, or $0.28 per diluted share, in the year-earlier three months.

In the three months ended June 30, 2016 and March 31, 2016, we recorded merger-related expenses of $1.3 million and $1.2 million, respectively. There were no comparable expenses recorded in the second quarter of 2015.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target fed funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. On December 17, 2015, the FOMC raised the target fed funds rate for the first and only time since it was lowered to a range of 0% to 0.25% in the fourth quarter of 2008. The FOMC has maintained the rate at a range of 0.25% to 0.50% since December 17, 2015.

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the second quarter of 2016, the average five-year CMT was 1.24%, as compared to 1.37% and 1.53%, respectively, in the trailing and year-earlier three months. The average ten-year CMT was 1.75% in the current second quarter, as compared to 1.91% and 2.16%, respectively, in the corresponding periods.

Net interest income is also influenced by the level of prepayment income generated in connection with the prepayment of our multi-family and CRE loans, as well as securities. Since prepayment income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields (as applicable) on our loans, securities, and interest-earning assets, and therefore in our interest rate spread and net interest margin. As further discussed on the following two pages, prepayment income from loans and securities increased $2.5 million sequentially, but declined $5.8 million year-over-year to $26.2 million in the three months ended June 30, 2016. Similarly, the contribution of prepayment income to our net interest margin rose two basis points sequentially, but fell five basis points year-over-year to 24 basis points.

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

We recorded net interest income of $325.6 million in the current second quarter, $2.3 million less than the trailing-quarter level and $40.5 million greater than the year-earlier amount.

The following factors contributed to the linked-quarter decline:

•	Interest income declined $4.2 million sequentially, to $419.6 million, as the impact of a $1.1 billion decline in the average balance of interest-earning assets to $43.5 billion was tempered by the benefit of a six-basis point increase in the average yield to 3.86%.

•	The decline in the average balance of interest-earning assets was primarily due to a $1.6 billion decrease in average securities and money market investments to $4.6 billion, largely reflecting the impact of securities calls in the first three months of the year. While the average yield on securities and money market investments rose 17 basis points to 4.26% quarter-over-quarter, the benefit was exceeded by the impact of the decline in the average balance. As a result, the interest income produced by such assets fell $14.0 million sequentially to $49.1 million. In addition, the contribution of prepayment income from securities fell $4.6 million to $8.1 million in the second quarter of 2016.

•	In contrast, the interest income produced by loans rose $9.8 million sequentially, to $370.5 million, as the average balance of such assets rose $416.1 million to $38.9 billion and the average yield on such funds rose seven basis points to 3.82%. Furthermore, the contribution of prepayment income from loans rose $7.2 million from the trailing-quarter level to $18.2 million in the three months ended June 30, 2016.

•	The impact of the linked-quarter decline in interest income was somewhat tempered by the benefit of a $1.9 million linked-quarter decline in interest expense to $94.0 million. The decrease was the net effect of a $1.6 billion decline in the average balance of interest-bearing liabilities to $39.6 billion and a two-basis point rise in the average cost of funds to 0.96%.

•	In the second quarter of 2016, the interest expense on interest-bearing deposits rose $661,000 to $41.4 million, as a $125.7 million increase in the average balance to $26.2 billion was coupled with a one-basis point rise in the average cost to 0.64%.

•	While the average balance of savings accounts fell $1.0 billion sequentially, to $5.8 billion, the impact on the average balance of interest-bearing deposits was exceeded by the combination of a $120.7 million rise in the average balance of NOW and money market accounts to $13.4 billion and a $1.0 billion rise in the average balance of CDs to $6.9 billion.

•	While the average cost of NOW and money market accounts rose two basis points sequentially to 0.46% in the quarter, the average cost of savings accounts fell nine basis points during this time to 0.51%. In addition, the average cost of CDs rose one basis point to 1.09%.

•	The interest expense on borrowed funds declined $2.6 million sequentially, to $52.7 million in the current second quarter, as the average balance of such funds fell $1.7 billion to $13.4 billion and the average cost rose 11 basis points to 1.58%. The increase in the average cost and the decline in the average balance both reflect a reduction in short-term wholesale borrowings in the three months ended June 30, 2016.

The following factors contributed to the year-over-year increase in net interest income:

•	Largely reflecting the benefit of the strategic debt repositioning in the prior year’s fourth quarter, interest expense fell $42.5 million year-over-year. The reduction was driven by a $43.5 million decline in the interest expense from borrowed funds which, in turn, was triggered by a $126.5 million decline in the average balance of borrowed funds and, to a far greater extent, a 127-basis point decline in the average cost.

•	The benefit of the decline in interest expense from borrowed funds far outweighed the impact of a $1.0 million rise in the interest expense produced by interest-bearing deposits in the three months ended June 30, 2016. The modest rise was the net effect of a $196.0 million increase in the average balance and a two-basis point rise in the average cost. While the interest expense produced by NOW and money market accounts and CDs rose $3.6 million and $3.0 million, respectively, from the year-earlier levels, the impact was partially tempered by a $5.6 million decline in the interest expense produced by savings accounts.

•	The benefit of the year-over-year decrease in interest expense was only partly offset by a $2.0 million decline in interest income, as the average balance of interest-earning assets rose $370.4 million and the average yield on such assets fell five basis points. The interest income produced by securities and money market investments fell $14.5 million during this time as a $2.8 billion decrease in the average balance was tempered by the benefit of an 81-basis point rise in the average yield. In addition, securities generated $2.8 million more of prepayment income in the current second quarter than they did in the second quarter of 2015.

•	The interest income produced by loans, meanwhile, rose $12.5 million, despite an $8.5 million decline in the contribution of prepayment income, as the benefit of a $3.1 billion rise in the average balance exceeded the impact of a 19-basis point decline in the average yield. The reduction in the average yield reflects the low level of market interest rates in the current second quarter as compared to the rates that prevailed in the second quarter of last year.

Net Interest Margin

Our net interest margin expanded to 2.99% in the current second quarter from 2.94% and 2.64% in the trailing and year-earlier three months. While the year-over-year increase largely reflects the decline in the average cost of funds attributable to the debt repositioning that occurred in last year’s fourth quarter, the linked-quarter rise largely reflects the decline in the average balance of interest-earning assets attributable to the significant reduction in average securities. In addition, prepayment income contributed 24 basis points to the margin in the current second quarter, as compared to 22 basis points and 29 basis points, respectively, in the trailing and year-earlier three months.

The following table sets forth certain information regarding our average balance sheet for the quarters indicated, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the quarters are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	For the Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,853,991	$370,482	3.82%	$38,437,915	$360,723	3.75%	$35,721,805	$357,999	4.01%
Securities and money market investments(2)(3)	4,619,569	49,133	4.26	6,176,122	63,087	4.09	7,381,373	63,621	3.45

Total interest-earning assets	43,473,560	419,615	3.86	44,614,037	423,810	3.80	43,103,178	421,620	3.91
Non-interest-earning assets	5,225,781			5,337,910			5,226,017

Total assets	$48,699,341			$49,951,947			$48,329,195

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,406,017	$15,286	0.46%	$13,285,335	$14,619	0.44%	$12,664,816	$11,727	0.37%
Savings accounts	5,849,980	7,354	0.51	6,863,220	10,208	0.60	7,630,389	12,925	0.68
Certificates of deposit	6,933,766	18,738	1.09	5,915,482	15,890	1.08	5,698,530	15,729	1.11

Total interest-bearing deposits	26,189,763	41,378	0.64	26,064,037	40,717	0.63	25,993,735	40,381	0.62
Borrowed funds	13,386,815	52,664	1.58	15,063,985	55,227	1.47	13,513,317	96,142	2.85

Total interest-bearing liabilities	39,576,578	94,042	0.96	41,128,022	95,944	0.94	39,507,052	136,523	1.39
Non-interest-bearing deposits	2,971,058			2,647,331			2,811,598
Other liabilities	122,537			203,213			200,758

Total liabilities	42,670,173			43,978,566			42,519,408
Stockholders’ equity	6,029,168			5,973,381			5,809,787

Total liabilities and stockholders’ equity	$48,699,341			$49,951,947			$48,329,195

Net interest income (loss)/interest rate spread		$325,573	2.90%		$327,866	2.86%		$285,097	2.52%

Net interest margin			2.99%			2.94%			2.64%

Ratio of interest-earning assets to interest-bearing liabilities			1.10x			1.08x			1.09x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provisions for (Recoveries of) Loan Losses

Provision for (Recovery of) Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” the Company recorded a $2.7 million provision for non-covered loan losses in the three months ended June 30, 2016. In the trailing and year-earlier quarters, the Company recorded a $2.7 million provision and a $1.9 million recovery, respectively.

(Recovery of) Provision for Losses on Covered Loans

A recovery of losses on covered loans is recorded when we have reason to believe that the cash flows from certain pools of loans acquired in our FDIC-assisted transactions will exceed our expectations due to an improvement in their credit quality. Reflecting that expectation, we recovered $1.8 million and $2.9 million, respectively, from the allowance for covered loan losses in the three months ended June 30, 2016 and March 31, 2016, respectively.

Conversely, if we have reason to believe that the cash flows from certain pools of such acquired loans will fall short of our expectations as a result of a decline in credit quality, we will record a provision for losses on covered loans. Reflecting that expectation, we recorded a provision for covered loan losses of $2.2 million in the second quarter of 2015.

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

While the recoveries recorded in the current and trailing quarters were largely offset by FDIC indemnification expense of $1.5 million and $2.3 million, respectively, the provision recorded in the year-earlier second quarter was largely offset by FDIC indemnification income of $1.8 million.

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

Non-interest income totaled $37.4 million in the current second quarter, reflecting a sequential increase of $2.1 million and a year-over-year decline of $24.5 million.

The following factors contributed to the linked-quarter increase in non-interest income:

•	Mortgage banking income rose $2.8 million sequentially to $7.0 million, notwithstanding a $3.4 million decrease in income from originations to $10.2 million in the three months ended June 30, 2016. In the trailing quarter, income from originations was favorably impacted by the reversal of $5.9 million from the representation and warranty reserve on the one-to-four family loans we sell.

•	The $3.2 million servicing loss recorded in the current second quarter was $6.2 million less than the servicing loss recorded in the first quarter of 2016, thus contributing to the increase in mortgage banking income. The bulk of the first-quarter servicing loss was attributable to a change in the valuation model assumptions relating to our MSRs, with the remainder reflecting a decline in valuation during a period of unusual interest rate volatility.

•	The linked-quarter increase was largely offset by a $2.5 million decline in BOLI income to $6.8 million.

•	The impact of these declines was partially tempered by an $839,000 reduction in FDIC indemnification expense to $1.5 million.

•	Also included in other non-interest income in the three months ended June 30, 2016 and March 31, 2016 were respective gains of $5.9 million and $5.8 million stemming from sales of multi-family and CRE loans.

The following factors contributed to the year-over-year decline in non-interest income:

•	Mortgage banking income fell $9.0 million year-over-year, primarily reflecting the $8.6 million difference between the servicing loss recorded in the current second quarter and the servicing income recorded in the year-earlier three months.

•	In contrast to the FDIC indemnification expense recorded in the current second quarter, the Company recorded $1.8 million of indemnification income in the second quarter of 2015. The difference amounted to $3.2 million.

•	Net gains on sales of loans declined $2.9 million.

•	Other income fell $8.0 million year-over-year.

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

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	June 30, 2016	March 31, 2016	June 30, 2015
Mortgage banking income	$6,957	$4,138	$15,968
Fee income	7,917	7,923	8,778
BOLI income	6,843	9,336	6,774
Net gain on sales of loans	5,878	5,775	8,757
Net gain on sales of securities	13	163	592
FDIC indemnification (expense) income	(1,479)	(2,318)	1,764
Other income:
Peter B. Cannell & Co., Inc.	5,685	5,880	6,967
Third-party investment product sales	3,459	2,897	3,320
Other	2,093	1,443	8,981

Total other income	11,237	10,220	19,268

Total non-interest income	$37,366	$35,237	$61,901

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and G&A expenses; and the amortization of the CDI stemming from certain of our business combinations.

Non-interest expense totaled $160.9 million in the current second quarter, a $2.5 million increase from the trailing-quarter level and a $9.0 million increase from the year-earlier amount. Merger-related expenses accounted for $1.3 million and $1.2 million of non-interest expense in the three months ended June 30, 2016 and March 31, 2016, respectively. There were no merger-related expenses in the second quarter of 2015.

Operating expenses accounted for $159.1 million of total non-interest expense in the current second quarter, as compared to $156.4 million and $150.6 million, respectively, in the three months ended March 31, 2016 and June 30, 2015. G&A expense accounted for $49.5 million, $41.3 million, and $41.6 million of operating expenses in the respective three-month periods. The linked-quarter increase in G&A expense was primarily the result of higher FDIC deposit insurance premiums, professional fees, and non-income-related taxes, and was largely offset by the combination of a $3.5 million decline in compensation and benefits expense to $85.8 million and a $2.1 million decline in occupancy and equipment expense to $23.7 million.

The year-over-year increase in operating expenses was the net effect of an $8.0 million rise in G&A expense, a $2.8 million rise in compensation and benefits expense, and a $2.3 million reduction in occupancy and equipment expense. While the same factors that contributed to the linked-quarter rise in G&A expense contributed to the year-over-year increase, the rise in compensation and benefits expense was attributable to normal salary increases, the granting of performance-based stock-related incentives, and the expansion of certain back-office departments in anticipation of a transition to SIFI status.

Income Tax Expense

The Company recorded income tax expense of $74.7 million in the current second quarter, modestly lower than the trailing-quarter level and $3.6 million higher than the year-earlier amount. The linked-quarter decrease was attributable to a $3.7 million decline in pre-tax income to $201.1 million and an increase in the effective tax rate to 37.13% from 36.58%. The year-over-year rise in income tax expense was attributable to a $6.4 million increase in pre-tax income and an increase in the effective tax rate from 36.48%.

Earnings Summary for the Six Months Ended June 30, 2016

In the first six months of 2016, we generated earnings of $256.4 million, or $0.52 per diluted share, as compared to earnings of $243.0 million, or $0.55 per diluted share, in the first six months of 2015.

Merger-related expenses totaled $2.5 million in the current six-month period; there were no merger-related expenses in the year-earlier six-months.

Net Interest Income

Net interest income rose $75.6 million year-over-year to $653.4 million in the six months ended June 30, 2016. The increase was the net effect of a $7.1 million decrease in interest income to $843.4 million and an $82.7 million decline in interest expense to $190.0 million. During this time, our net interest margin rose 30 basis points to 2.96%.

The following factors contributed to the year-over-year increase in net interest income and margin:

•	Prepayment penalty income contributed $50.0 million to net interest income in the first six months of 2016, a $16.4 million decrease from the amount contributed in the first six months of 2015. In addition, the current six-month amount contributed 22 basis points to our net interest margin, a decline from the year-earlier contribution of eight basis points.

•	Average interest-earning assets rose $741.8 million year-over-year to $44.0 billion, the net effect of a $2.8 billion increase in average loans to $38.6 billion and a $2.1 billion reduction in average securities and money market investments to $5.4 billion. The benefit of the higher average balance was partly offset by a 10-basis point decline in the average yield on interest-earning assets to 3.83% in the first six months of this year. While the average yield on loans fell 24 basis points year-over-year to 3.79%, the impact of the decline was tempered by a 73-basis point increase in the average yield on securities and money market investments, to 4.17%. The latter increase was primarily attributable to yield maintenance fees received on securities that prepaid in the six months ended June 30, 2016.

•	Average interest-bearing liabilities rose $487.8 million year-over-year to $40.4 billion, reflecting a $348.2 million increase in average borrowed funds to $14.2 billion and a $139.5 million increase in average interest-bearing deposits to $26.1 billion. During this time, the average cost of funds dropped 43 basis points to 0.95%, as the average cost of borrowed funds fell 127 basis points, to 1.52%, in connection with the debt repositioning that took place in the prior year’s fourth quarter, and as the average cost of interest-bearing deposits remained unchanged at 0.63%.

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

Net Interest Income Analysis

	For the Six Months Ended June 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,645,953	$731,205	3.79%	$35,840,441	$722,503	4.03%
Securities and money market investments(2)(3)	5,397,845	112,220	4.17	7,461,531	128,030	3.44

Total interest-earning assets	44,043,798	843,425	3.83	43,301,972	850,533	3.93
Non-interest-earning assets	5,281,846			5,246,185

Total assets	$49,325,644			$48,548,157

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,345,676	$29,905	0.45%	$12,516,646	$22,779	0.37%
Savings accounts	6,356,600	17,562	0.56	7,579,966	25,258	0.67
Certificates of deposit	6,424,624	34,628	1.08	5,890,751	32,845	1.12

Total interest-bearing deposits	26,126,900	82,095	0.63	25,987,363	80,882	0.63
Borrowed funds	14,225,400	107,891	1.52	13,877,174	191,786	2.79

Total interest-bearing liabilities	40,352,300	189,986	0.95	39,864,537	272,668	1.38
Non-interest-bearing deposits	2,809,195			2,662,117
Other liabilities	162,875			215,434

Total liabilities	43,324,370			42,742,088
Stockholders’ equity	6,001,274			5,806,069

Total liabilities and stockholders’ equity	$49,325,644			$48,548,157

Net interest income/interest rate spread		$653,439	2.88%		$577,865	2.55%

Net interest margin			2.96%			2.66%

Ratio of interest-earning assets to interest-bearing liabilities			1.09x			1.09x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Recovery of (Provision for) Loan Losses

Recovery of (Provision for) Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for non-covered loan losses, we recorded a provision for losses on non-covered loans of $5.5 million in the six months ended June 30, 2016. In the year earlier period, we recovered $2.7 million from the allowance for losses on non-covered loans.

Provision for (Recovery of) Losses on Covered Loans

In the first six months of 2016, we recovered $4.7 million from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of covered loans as their credit quality improved. In connection with this recovery, we recorded FDIC indemnification expense of $3.8 million in “Non-interest income” during the corresponding period.

Conversely, in the first six months of 2015, we recorded a $3.1 million provision for covered loan losses, reflecting a decrease in expected cash flows from certain pools of covered loans as their credit quality declined. In connection with this provision, we recorded FDIC indemnification income of $2.5 million in “Non-interest income” during the corresponding period.

Non-Interest Income

In the first six months of 2016, we recorded non-interest income of $72.6 million, as compared to $114.1 million in the first six months of 2015. The $41.5 million decline was driven by a combination of factors: a $23.3 million decrease in mortgage banking income to $11.1 million; a $9.7 million decrease in other income to $21.5 million; and the $6.3 million difference between the $3.8 million of FDIC indemnification expense recorded in the current six-month period and the $2.5 million of FDIC indemnification income recorded in the first six months of last year.

The decline in other income in the current six-month period was largely attributable to a $7.8 million gain on the sale of an OREO property that occurred in the second quarter of 2015. No comparable gain was recorded in the first or second quarter of 2016.

The decline in mortgage banking income was the combined effect of a $2.3 million decline in income from originations and the $21.0 million difference between the $12.7 million servicing loss recorded in the current six-month period and the $8.3 million of servicing income recorded in the six months ended June 30, 2015.

The increase in non-interest income was somewhat offset by a $2.7 million increase in BOLI income.

The following table summarizes the components of non-interest income for the six months ended June 30, 2016 and 2015:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Mortgage banking income	$11,095	$34,374
Fee income	15,840	17,172
BOLI income	16,179	13,478
Net gain on sale of loans	11,653	14,703
Net gain on sale of securities	176	803
FDIC indemnification (expense) income	(3,797)	2,466
Other income:
Peter B. Cannell & Co., Inc.	11,565	14,036
Third-party investment product sales	6,356	6,321
Other	3,536	10,782

Total other income	21,457	31,139

Total non-interest income	$72,603	$114,135

Non-Interest Expense

In the first six months of 2016, we recorded non-interest expense of $319.4 million, reflecting a $10.6 million increase from the year-earlier amount. Operating expenses accounted for $315.4 million of the current six-month total, and were up $9.6 million year-over-year.

The rise in operating expenses was largely due to a $6.5 million increase in G&A expense to $90.8 million and a $4.9 million increase in compensation and benefits expense to $175.2 million. The increase in operating expenses was somewhat tempered by a $1.8 million reduction in occupancy and equipment expense to $49.5 million.

Merger-related expenses accounted for $2.5 million of non-interest expense in the current six-month period; no comparable expenses were recorded in the first six months of 2015.

Income Tax Expense

Income tax expense rose $9.7 million year-over-year to $149.6 million in the six months ended June 30, 2016. During this time, pre-tax income rose $23.1 million to $406.0 million, while the effective tax rate was relatively unchanged at 36.85%, as compared to 36.55%.

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

During the three months ended June 30, 2016, the Company allocated $114,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Second Quarter 2016	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	880	$15.66	$14
May 1 – May 31	4,745	14.62	69
June 1 – June 30	1,983	15.57	31

Total shares repurchased	7,608	14.99	$114

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at June 30, 2016. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565) and to Exhibit 3.1 filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 001-31565).
(3)	Incorporated by reference to Exhibit 3(iii) filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2015 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE: August 5, 2016	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 5, 2016	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer