Form 10-Q
period 2016-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2016-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

487,057,042

Number of shares of common stock outstanding at

November 3, 2016

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2016

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets:
Cash and cash equivalents	$771,782	$537,674
Securities:
Available-for-sale	161,145	204,255
Held-to-maturity ($1,697,964 and $2,152,939 pledged, respectively) (fair value of $3,893,086 and $6,108,529, respectively)	3,651,925	5,969,390

Total securities	3,813,070	6,173,645

Non-covered loans held for sale	701,398	367,221
Non-covered loans held for investment, net of deferred loan fees and costs	37,360,740	35,763,204
Less: Allowance for losses on non-covered loans	(154,705)	(147,124)

Non-covered loans held for investment, net	37,206,035	35,616,080
Covered loans	1,789,164	2,060,089
Less: Allowance for losses on covered loans	(25,360)	(31,395)

Covered loans, net	1,763,804	2,028,694

Total loans, net	39,671,237	38,011,995
Federal Home Loan Bank stock, at cost	586,355	663,971
Premises and equipment, net	367,369	322,307
FDIC loss share receivable	263,639	314,915
Goodwill	2,436,131	2,436,131
Core deposit intangibles, net	605	2,599
Mortgage servicing rights	197,195	247,734
Bank-owned life insurance	945,240	931,627
Other real estate owned (includes $17,727 and $25,817, respectively, covered by loss sharing agreements)	30,335	39,882
Other assets	379,662	635,316

Total assets	$49,462,620	$50,317,796

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$13,334,653	$13,069,019
Savings accounts	5,492,594	7,541,566
Certificates of deposit	7,383,730	5,312,487
Non-interest-bearing accounts	2,928,622	2,503,686

Total deposits	29,139,599	28,426,758

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,583,000	13,463,800
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	560,000	426,000

Total wholesale borrowings	13,643,000	15,389,800
Junior subordinated debentures	358,809	358,605

Total borrowed funds	14,001,809	15,748,405
Other liabilities	230,700	207,937

Total liabilities	43,372,108	44,383,100

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (900,000,000 shares authorized; 487,067,889 and 484,968,024 shares issued, and 487,066,151 and 484,943,308 shares outstanding, respectively)	4,871	4,850
Paid-in capital in excess of par	6,039,508	6,023,882
Retained earnings (accumulated deficit)	97,431	(36,568)
Treasury stock, at cost (1,738 and 24,716 shares, respectively)	(25)	(447)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $3,339 and $2,153, respectively	4,715	3,031
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,364 and $3,400, respectively	(5,261)	(5,318)
Net unrealized loss on pension and post-retirement obligations, net of tax of $34,442 and $37,279, respectively	(50,727)	(54,734)

Total accumulated other comprehensive loss, net of tax	(51,273)	(57,021)

Total stockholders’ equity	6,090,512	5,934,696

Total liabilities and stockholders’ equity	$49,462,620	$50,317,796

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income:
Mortgage and other loans	$367,932	$357,916	$1,099,137	$1,080,419
Securities and money market investments	48,164	58,634	160,384	186,664

Total interest income	416,096	416,550	1,259,521	1,267,083

Interest Expense:
NOW and money market accounts	15,866	11,770	45,771	34,549
Savings accounts	7,439	12,739	25,001	37,997
Certificates of deposit	20,501	15,539	55,129	48,384
Borrowed funds	53,867	97,090	161,758	288,876

Total interest expense	97,673	137,138	287,659	409,806

Net interest income	318,423	279,412	971,862	857,277
Provision for (recovery of) losses on non-covered loans	1,234	(512)	6,699	(3,254)
Recovery of losses on covered loans	(1,289)	(8,516)	(6,035)	(5,433)

Net interest income after provision for (recoveries of) loan losses	318,478	288,440	971,198	865,964

Non-Interest Income:
Mortgage banking income	12,925	7,474	24,020	41,848
Fee income	8,640	8,765	24,480	25,937
Bank-owned life insurance	7,029	7,117	23,208	20,595
Net gain on sales of loans	3,465	7,013	15,118	21,716
Net gain on sales of securities	237	140	413	943
FDIC indemnification expense	(1,031)	(6,813)	(4,828)	(4,347)
Other income	9,330	13,891	30,787	45,030

Total non-interest income	40,595	37,587	113,198	151,722

Non-Interest Expense:
Operating expenses:
Compensation and benefits	86,079	84,177	261,230	254,453
Occupancy and equipment	24,347	25,976	73,837	77,216
General and administrative	48,506	35,875	139,309	120,196

Total operating expenses	158,932	146,028	474,376	451,865
Amortization of core deposit intangibles	542	1,280	1,994	4,209
Merger-related expenses	2,211	—	4,674	—

Total non-interest expense	161,685	147,308	481,044	456,074

Income before income taxes	197,388	178,719	603,352	561,612
Income tax expense	72,089	64,031	221,684	203,961

Net income	$125,299	$114,688	$381,668	$357,651

Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $396; $759; $1,186; and $892, respectively	(558)	(1,047)	1,684	(1,430)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $12; $11; $36; and $33, respectively	19	18	57	52
Change in pension and post-retirement obligations, net of tax of $946; $879; $2,837; and $2,638, respectively	1,336	1,212	4,007	3,637

Total other comprehensive income, net of tax	797	183	5,748	2,259

Total comprehensive income, net of tax	$126,096	$114,871	$387,416	$359,910

Basic earnings per share	$0.26	$0.26	$0.78	$0.80

Diluted earnings per share	$0.26	$0.26	$0.78	$0.80

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2016
Common Stock (Par Value: $0.01):
Balance at beginning of year	$4,850
Shares issued for restricted stock awards (2,099,865 shares)	21

Balance at end of period	4,871

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,023,882
Shares issued for restricted stock awards, net of forfeitures	(8,985)
Compensation expense related to restricted stock awards	24,611

Balance at end of period	6,039,508

Retained Earnings:
Balance at beginning of year	(36,568)
Net income	381,668
Dividends paid on common stock ($0.51 per share)	(248,081)
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09 (1)	412

Balance at end of period	97,431

Treasury Stock:
Balance at beginning of year	(447)
Purchase of common stock (557,109 shares)	(8,542)
Shares issued for restricted stock awards (580,087 shares)	8,964

Balance at end of period	(25)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(57,021)
Other comprehensive income, net of tax	5,748

Balance at end of period	(51,273)

Total stockholders’ equity	$6,090,512

(1)	See Note 14, “Impact of Recent Accounting Pronouncements” for a discussion of the Company’s adoption of ASU No. 2016-09.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$381,668	$357,651
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recoveries of) loan losses	664	(8,687)
Depreciation and amortization	24,603	23,339
Amortization of discounts and premiums, net	(25,114)	(5,157)
Amortization of core deposit intangibles	1,994	4,209
Net gain on sales of securities	(413)	(943)
Net gain on sales of loans	(49,809)	(55,315)
Stock-based compensation	24,611	22,594
Deferred tax expense (benefit)	37,569	(14,068)
Changes in assets and liabilities:
Decrease in other assets	353,403	70,915
(Decrease) increase in other liabilities	(11,608)	11,072
Origination of loans held for sale	(3,579,435)	(3,847,702)
Proceeds from sales of loans originated for sale	3,237,704	3,715,652

Net cash provided by operating activities	395,837	273,560

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	2,356,766	331,663
Proceeds from repayment of securities available for sale	50,010	8,930
Proceeds from sales of securities held to maturity	—	19,730
Proceeds from sales of securities available for sale	264,413	256,900
Purchase of securities held to maturity	(10,086)	(20,021)
Purchase of securities available for sale	(271,836)	(256,500)
Redemption of Federal Home Loan Bank stock	463,623	432,909
Purchase of Federal Home Loan Bank stock	(386,007)	(456,055)
Proceeds from sales of loans	1,354,796	1,562,908
Other changes in loans, net	(2,623,161)	(2,211,774)
Purchase of premises and equipment	(69,665)	(31,860)

Net cash provided by (used in) investing activities	1,128,853	(363,170)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	712,841	(48,563)
Net decrease in short-term borrowed funds	(1,927,800)	(202,300)
Proceeds from long-term borrowed funds	181,000	1,723,500
Repayments of long-term borrowed funds	—	(1,023,902)
Tax effect of stock plans (1)	—	2,355
Cash dividends paid on common stock	(248,081)	(332,837)
Payments relating to treasury shares received for restricted stock award tax payments (1)	(8,542)	(6,999)

Net cash (used in) provided by financing activities	(1,290,582)	111,254

Net increase in cash and cash equivalents	234,108	21,644
Cash and cash equivalents at beginning of period	537,674	564,150

Cash and cash equivalents at end of period	$771,782	$585,794

Supplemental information:
Cash paid for interest	$283,418	$413,029
Cash paid for income taxes	135,192	187,663
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$18,691	$40,680
Transfer of loans from held for investment to held for sale	1,339,679	1,541,192
Transfer of loans from held for sale to held for investment	—	153,578
Shares issued for restricted stock awards	8,985	7,709

(1)	See Note 14, “Impact of Recent Accounting Pronouncements” for a discussion of the Company’s adoption of ASU No. 2016-09.

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

Reflecting its growth through acquisitions, the Community Bank currently operates 225 branches, two of which operate directly under the Community Bank name. The remaining 223 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the name “Atlantic Bank.”

On September 17, 2015, the Company submitted an application to the FDIC and the New York State Department of Financial Services (“NYSDFS”) requesting approval to merge the Commercial Bank with and into the Community Bank. The merger was approved by the NYSDFS on September 16, 2016 and is currently pending the approval of the FDIC. The merger of the Company’s two bank subsidiaries is not expected to impact either bank’s customers or employees.

On October 29, 2015, the Company announced the signing of a definitive merger agreement with Astoria Financial Corporation (“Astoria Financial”). The merger was approved by shareholders of both companies on April 26, 2016. Under the merger agreement, either the Company or Astoria Financial may terminate the merger agreement, without penalty, if the merger has not occurred by December 31, 2016. Based on discussions with its regulators, the Company does not expect to receive the regulatory approvals required to consummate the Astoria transaction by that date. Astoria Financial and the Company remain committed to the transaction, but any extension of the end date or other modification under the merger agreement is subject to the discretionary approval of the Board of Directors of each company, and there can be no assurance that each Board of Directors will agree to any such extension or other modification.

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

When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. The presentation of long-term borrowings and Federal Home Loan Bank stock in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 are presented on a gross basis to conform to the presentation for the nine months ended September 30, 2016.

Note 2. Computation of Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation would reflect any potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$125,299	$114,688	$381,668	$357,651
Less: Dividends paid on and earnings allocated to participating securities	(973)	(834)	(2,928)	(2,594)

Earnings applicable to common stock	$124,326	$113,854	$378,740	$355,057

Weighted average common shares outstanding	485,352,998	442,707,699	485,087,197	442,475,699

Basic earnings per common share	$0.26	$0.26	$0.78	$0.80

Earnings applicable to common stock	$124,326	$113,854	$378,740	$355,057

Weighted average common shares outstanding	485,352,998	442,707,699	485,087,197	442,475,699
Potential dilutive common shares (1)	—	—	—	—

Total shares for diluted earnings per share computation	485,352,998	442,707,699	485,087,197	442,475,699

Diluted earnings per common share and common share equivalents	$0.26	$0.26	$0.78	$0.80

(1)	At September 30, 2016, there were no stock options outstanding.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Nine Months Ended September 30, 2016
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Income and Comprehensive Income
Amortization of defined benefit pension plan items:
Prior-service costs	$187	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(7,031)	Included in the computation of net periodic (credit) expense (2)

	(6,844)	Total before tax
	2,837	Tax benefit

	(4,007)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(4,007)

(1)	Amounts in parentheses indicate expense items.
(2)	Please see Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates (1)	$7,824	$3	$—	$7,827

Other Securities:
Municipal bonds	$731	$68	$—	$799
Capital trust notes	9,455	2	2,481	6,976
Preferred stock	118,205	9,782	8	127,979
Mutual funds and common stock (2)	16,877	687	—	17,564

Total other securities	$145,268	$10,539	$2,489	$153,318

Total securities available for sale	$153,092	$10,542	$2,489	$161,145

(1)	Government-sponsored enterprise.
(2)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$53,820	$33	$1	$53,852

Other Securities:
Municipal bonds	$725	$70	$—	$795
Capital trust notes	9,444	—	2,480	6,964
Preferred stock	118,205	7,415	248	125,372
Common stock	16,877	470	75	17,272

Total other securities	$145,251	$7,955	$2,803	$150,403

Total securities available for sale	$199,071	$7,988	$2,804	$204,255

The following tables summarize the Company’s portfolio of securities held to maturity at September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss		Fair Value
Mortgage-Related Securities:
GSE certificates	$2,231,754	$2,231,754	$156,154		$—	$2,387,908
GSE CMOs (1)	1,119,704	1,119,704	75,607		—	1,195,311

Total mortgage-related securities	$3,351,458	$3,351,458	$231,761	$		$3,583,219

Other Securities:
GSE debentures	$88,527	$88,527	$6,084		$—	$94,611
Municipal bonds	72,187	72,187	2,698		—	74,885
Corporate bonds	74,101	74,101	10,753		—	84,854
Capital trust notes	74,277	65,652	3,918		14,053	55,517

Total other securities	$309,092	$300,467	$23,453		$14,053	$309,867

Total securities held to maturity (2)	$3,660,550	$3,651,925	$255,214		$14,053	$3,893,086

(1)	Collateralized mortgage obligations.
(2)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in Accumulated Other Comprehensive Loss (“AOCL”). At September 30, 2016, the non-credit portion of OTTI recorded in AOCL was $8.6 million, pre-tax.

	December 31, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,269,828	$2,269,828	$76,827	$4,722	$2,341,933
GSE CMOs	1,325,033	1,325,033	53,236	57	1,378,212

Total mortgage-related securities	$3,594,861	$3,594,861	$130,063	$4,779	$3,720,145

Other Securities:
GSE debentures	$2,159,856	$2,159,856	$23,892	$7,568	$2,176,180
Municipal bonds	75,317	75,317	262	1,084	74,495
Corporate bonds	73,756	73,756	10,503	—	84,259
Capital trust notes	74,317	65,600	3,750	15,900	53,450

Total other securities	$2,383,246	$2,374,529	$38,407	$24,552	$2,388,384

Total securities held to maturity (1)	$5,978,107	$5,969,390	$168,470	$29,331	$6,108,529

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2015, the non-credit portion of OTTI recorded in AOCL was $8.7 million, pre-tax.

At September 30, 2016 and December 31, 2015, respectively, the Company had $586.4 million and $664.0 million of Federal Home Loan Bank of New York (“FHLB-NY”) stock, at cost. In order to have access to the funding provided by the FHLB-NY, the Company is required to maintain an investment in FHLB-NY stock.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Gross proceeds	$264,413	$256,900
Gross realized gains	413	400

In addition, during the nine months ended September 30, 2015, the Company sold held-to-maturity securities with gross proceeds of $19.7 million and gross realized gains of $543,000, all of which were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance. No comparable sales occurred in the first nine months of 2016.

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

(in thousands)		For the Nine Months Ended September 30, 2016
Beginning credit loss amount as of January 1, 2016		$198,766
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	—
	Amount previously recognized in AOCL	—
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increase in cash flows on debt securities	135

Ending credit loss amount as of September 30, 2016		$198,631

The following table summarizes the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at September 30, 2016, by contractual maturity.

	At September 30, 2016
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$—	—%	$109	2.96%	$—	—%	$109
Due from one to five years	655,716	3.73	66,604	4.14	—	—	47,970	3.32	830,343
Due from five to ten years	2,338,989	3.09	21,923	3.52	—	—	16,447	9.05	2,550,076
Due after ten years	356,753	2.97	—	—	72,078	2.88	75,336	5.25	512,558

Total securities held to maturity	$3,351,458	3.20%	$88,527	3.99%	$72,187	2.88%	$139,753	5.03%	$3,893,086

Available-for-Sale Securities: (3)
Due within one year	$—	—%	$—	—%	$150	6.39%	$—	—%	$151
Due from one to five years	—	—	—	—	581	6.56	—	—	648
Due from five to ten years	7,824	1.90	—	—	—	—	—	—	7,827
Due after ten years	—	—	—	—	—	—	9,455	4.52	6,976

Total securities available for sale	$7,824	1.90%	$—	—%	$731	6.53%	$9,455	4.52%	$15,602

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2016:

At September 30, 2016	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Securities:
Capital trust notes	$—	$—	$22,177	$14,053	$22,177	$14,053

Total temporarily impaired held-to-maturity securities	$—	$—	$22,177	$14,053	$22,177	$14,053

Temporarily Impaired Available-for-Sale Securities:
Capital trust notes	$—	$—	$4,974	$2,481	$4,974	$2,481
Equity securities	15,285	8	—	—	15,285	8

Total temporarily impaired available-for-sale securities	$15,285	$8	$4,974	$2,481	$20,259	$2,489

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

At September 30, 2016, the Company had unrealized losses on certain capital trust notes and equity securities.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at September 30, 2016 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other than temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2016 consisted of five capital trust notes. At December 31, 2015, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven agency debt securities, five capital trust notes, and two agency mortgage-backed securities. At September 30, 2016 and December 31, 2015, the combined market value of the respective securities represented unrealized losses of $16.5 million and $24.9 million. At September 30, 2016, the fair value of securities having a continuous loss position for twelve months or more was 37.8% below the collective amortized cost of $43.7 million. At December 31, 2015, the fair value of such securities was 2.0% below the collective amortized cost of $1.2 billion.

Note 5: Loans

The following table sets forth the composition of the loan portfolio at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
(dollars in thousands)
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$27,066,459	72.49%	$25,971,629	72.67%
Commercial real estate	7,764,241	20.80	7,857,204	21.98
Acquisition, development, and construction	372,199	1.00	311,676	0.87
One-to-four family	331,617	0.89	116,841	0.33

Total mortgage loans held for investment	$35,534,516	95.18	$34,257,350	95.85

Other Loans:
Commercial and industrial	1,301,814	3.48	1,085,529	3.04
Lease financing, net of unearned income of $52,788 and $43,553, respectively	473,481	1.27	365,027	1.02

Total commercial and industrial loans (1)	1,775,295	4.75	1,450,556	4.06
Purchased credit-impaired loans	5,939	0.02	8,344	0.02
Other	19,791	0.05	24,239	0.07

Total other loans held for investment	1,801,025	4.82	1,483,139	4.15

Total non-covered loans held for investment	$37,335,541	100.00%	$35,740,489	100.00%

Net deferred loan origination costs	25,199		22,715
Allowance for losses on non-covered loans	(154,705)		(147,124)

Non-covered loans held for investment, net	$37,206,035		$35,616,080

Covered loans	1,789,164		2,060,089
Allowance for losses on covered loans	(25,360)		(31,395)

Covered loans, net	$1,763,804		$2,028,694
Loans held for sale	701,398		367,221

Total loans, net	$39,671,237		$38,011,995

(1)	Includes specialty finance loans of $1.1 billion and $880.7 million, and other C&I loans of $630.7 million and $569.9 million, respectively, at September 30, 2016 and December 31, 2015.

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

Included in non-covered loans held for investment at September 30, 2016 and December 31, 2015, respectively, were loans of $92.3 million and $105.6 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at either of those dates.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $5.9 million and an unpaid principal balance of $7.3 million at September 30, 2016, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The Community Bank’s mortgage banking division originates, aggregates, and services one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans throughout the U.S. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans that are typically sold to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank.

In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at September 30, 2016:

(in thousands)	Loans 30-89 Days Past Due(1)	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$2,948	$10,769	$—	$13,717	$27,052,742	$27,066,459
Commercial real estate	—	10,628	—	10,628	7,753,613	7,764,241
One-to-four family	1,495	9,790	—	11,285	320,332	331,617
Acquisition, development, and construction	6,200	—	—	6,200	365,999	372,199
Commercial and industrial (2)	15,694	10,847	—	26,541	1,748,754	1,775,295
Other	235	1,367	—	1,602	18,189	19,791

Total	$26,572	$43,401	$—	$69,973	$37,259,629	$37,329,602

(1)	Excludes $4,000 and $950,000 of non-covered PCI loans that were 30-89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4,818	$13,904	$—	$18,722	$25,952,907	$25,971,629
Commercial real estate	178	14,920	—	15,098	7,842,106	7,857,204
One-to-four family	1,117	12,259	—	13,376	103,465	116,841
Acquisition, development, and construction	—	27	—	27	311,649	311,676
Commercial and industrial (2)	—	4,473	—	4,473	1,446,083	1,450,556
Other	492	1,242	—	1,734	22,505	24,239

Total	$6,605	$46,825	$—	$53,430	$35,678,715	$35,732,145

(1)	Excludes $969,000 of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment (excluding non-covered PCI loans) by credit quality indicator at September 30, 2016:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$26,768,006	$7,739,061	$321,827	$348,789	$35,177,683	$1,681,841	$18,423	$1,700,264
Special mention	271,366	14,452	—	17,210	303,028	32,156	—	32,156
Substandard	27,087	10,728	9,790	6,200	53,805	61,298	1,368	62,666
Doubtful	—	—	—	—	—	—	—	—

Total	$27,066,459	$7,764,241	$331,617	$372,199	$35,534,516	$1,775,295	$19,791	$1,795,086

(1)	Includes lease financing receivables, all of which were classified as “pass.”

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2015:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$25,936,423	$7,839,127	$104,582	$309,039	$34,189,171	$1,433,778	$22,996	$1,456,774
Special mention	6,305	3,883	—	—	10,188	11,771	—	11,771
Substandard	28,901	14,194	12,259	2,637	57,991	5,007	1,243	6,250
Doubtful	—	—	—	—	—	—	—	—

Total	$25,971,629	$7,857,204	$116,841	$311,676	$34,257,350	$1,450,556	$24,239	$1,474,795

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2016, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $16.6 million; loans on which forbearance agreements were reached amounted to $2.8 million.

The following table presents information regarding the Company’s TDRs as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$1,990	$8,877	$10,867	$2,017	$635	$2,652
Commercial real estate	—	2,495	2,495	115	6,255	6,370
One-to-four family	—	1,571	1,571	—	987	987
Acquisition, development, and construction	—	—	—	—	27	27
Commercial and industrial	1,884	2,358	4,242	627	1,279	1,906
Other	—	204	204	—	213	213

Total	$3,874	$15,505	$19,379	$2,759	$9,396	$12,155

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each transaction, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the nine months ended September 30, 2016 and September 30, 2015 are summarized as follows:

	For the Nine Months Ended September 30, 2016
(dollars in thousands)	Weighted Average Interest Rate
	Number of Loans	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	1	4.63%	4.00%	$—	$—
One-to-four family	3	3.62	3.07	—	6
Commercial and industrial	4	3.26	3.21	89	—

Total	8			$89	$6

	For the Nine Months Ended September 30, 2015
	Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	3	7.49%	7.49%	—	$—
One-to-four family	3	2.97	2.41	—	3
Multi-family	1	5.63	—	—	—
Other	2	4.58	2.00	—	2

Total	9			—	$5

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of September 30, 2016:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,688,148	94.4%
Other loans	101,016	5.6

Total covered loans	$1,789,164	100.0%

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

At September 30, 2016 and December 31, 2015, the unpaid principal balance of covered loans was $2.2 billion and $2.5 billion, respectively. The carrying value of such loans was $1.8 billion and $2.1 billion, respectively, at the corresponding dates.

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

In the nine months ended September 30, 2016, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$803,145
Reclassification to non-accretable difference	(26,350)
Accretion	(99,028)

Balance at end of period	$677,767

In the preceding table, the line item “Reclassification to non-accretable difference” includes changes in cash flows that the Company does not expect to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions increased, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield. The effect of this decrease was partially offset by an improvement in the underlying credit assumptions coupled with coupon rates on variable rate loans resetting slightly higher, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owns certain other real estate owned (“OREO”) that is covered under its loss sharing agreements with the FDIC (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Covered Loans 90 Days or More Past Due:
One-to-four family	$126,612	$130,626
Other loans	6,465	6,556

Total covered loans 90 days or more past due	$133,077	$137,182

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Covered Loans 30-89 Days Past Due:
One-to-four family	$24,973	$30,455
Other loans	1,458	2,369

Total covered loans 30-89 days past due	$26,431	$32,824

At September 30, 2016, the Company had $26.4 million of covered loans that were 30 to 89 days past due, and covered loans of $133.1 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remainder of the Company’s covered loan portfolio totaled $1.6 billion at September 30, 2016 and was considered current at that date.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the three months ended September 30, 2016 and 2015, the Company recorded recoveries of losses on covered loans of $1.3 million and $8.5 million, respectively. The respective recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $1.0 million and $6.8 million, respectively, that was recorded in “Non-interest income” in the respective periods.

Similarly, the Company recovered losses on covered loans of $6.0 million during the nine months ended September 30, 2016, which was largely offset by FDIC indemnification expense of $4.8 million. During the nine months ended September 30, 2015, the Company recovered $5.4 million of losses on covered loans, which was largely offset by FDIC indemnification expense of $4.3 million. The FDIC indemnification expense recorded in the nine months ended September 30, 2016 and 2015 was recorded in “Non-interest income” in the corresponding periods.

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at September 30, 2016:
Loans individually evaluated for impairment	$—	$143	$143
Loans collectively evaluated for impairment	124,724	28,090	152,814
Acquired loans with deteriorated credit quality	11,113	15,995	27,108

Total	$135,837	$44,228	$180,065

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2015:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	122,712	22,484	145,196
Acquired loans with deteriorated credit quality	14,583	18,740	33,323

Total	$137,295	$41,224	$178,519

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2016:
Loans individually evaluated for impairment	$24,162	$13,050	$37,212
Loans collectively evaluated for impairment	35,510,354	1,782,036	37,292,390
Acquired loans with deteriorated credit quality	1,693,416	101,687	1,795,103

Total	$37,227,932	$1,896,773	$39,124,705

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2015:
Loans individually evaluated for impairment	$47,480	$4,474	$51,954
Loans collectively evaluated for impairment	34,209,870	1,470,321	35,680,191
Acquired loans with deteriorated credit quality	1,924,255	144,178	2,068,433

Total	$36,181,605	$1,618,973	$37,800,578

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the nine months ended September 30, 2016 and 2015:

	September 30,
	2016			2015
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$124,478	$22,646	$147,124	$122,616	$17,241	$139,857
Charge-offs	(170)	(1,155)	(1,325)	(935)	(388)	(1,323)
Recoveries	1,251	956	2,207	4,197	4,152	8,349
Transfer from the allowance for losses on covered loans (1)	—	—	—	2,250	166	2,416
Provision for (recovery of) non-covered loan losses	675	6,024	6,699	(6,560)	3,306	(3,254)

Balance, end of period	$126,234	$28,471	$154,705	$121,568	$24,477	$146,045

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Please see “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at September 30, 2016:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,874	$13,153	$—	$15,611	$474
Commercial real estate	10,381	16,114	—	11,681	162
One-to-four family	2,908	3,574	—	3,025	76
Acquisition, development, and construction	—	—	—	659	—
Other	6,607	6,895	—	7,695	90

Total impaired loans with no related allowance	$30,770	$39,736	$—	$38,671	$802

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	6,442	6,772	143	1,610	100

Total impaired loans with an allowance recorded	$6,442	$6,772	$143	$1,610	$100

Total impaired loans:
Multi-family	$10,874	$13,153	$—	$15,611	$474
Commercial real estate	10,381	16,114	—	11,681	162
One-to-four family	2,908	3,574	—	3,025	76
Acquisition, development, and construction	—	—	—	659	—
Other	13,049	13,667	143	9,305	190

Total impaired loans	$37,212	$46,508	$143	$40,281	$902

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$27,464	$29,379	$—	$30,965	$1,320
Commercial real estate	13,995	15,480	—	25,066	383
One-to-four family	3,384	8,929	—	2,302	75
Acquisition, development, and construction	2,637	3,035	—	1,086	148
Other	4,474	4,794	—	8,386	118

Total impaired loans	$51,954	$61,617	$—	$67,805	$2,044

As indicated in the preceding tables, the Company had no impaired non-covered loans with an allowance recorded at December 31, 2015.

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

Accordingly, if there is a decrease in expected cash flows due to an increase in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the decrease in the present value of expected cash flows is recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses is increased. A related credit to non-interest income and an increase in the FDIC loss share receivable are recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

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

The following table summarizes activity in the allowance for losses on covered loans for the nine months ended September 30, 2016 and 2015:

	September 30,
(in thousands)	2016	2015
Balance, beginning of period	$31,395	$45,481
Recovery of losses on covered loans	(6,035)	(5,433)
Transfer to the allowance for losses on non-covered loans (1)	—	(2,416)

Balance, end of period	$25,360	$37,632

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills Bank transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement.

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Wholesale Borrowings:
FHLB advances	$11,583,000	$13,463,800
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	560,000	426,000

Total wholesale borrowings	$13,643,000	$15,389,800
Junior subordinated debentures	358,809	358,605

Total borrowed funds	$14,001,809	$15,748,405

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2016:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE debentures and mortgage-related securities	$—	$—	$—	$1,500,000

At September 30, 2016, the Company had $171.0 million in restricted cash which serves as collateral for certain repurchase agreements. There was no restricted cash at December 31, 2015.

At September 30, 2016 and December 31, 2015, the Company had $358.8 million and $358.6 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at September 30, 2016:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,883	$138,532	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	2.450	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	4.100	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	2.488	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,809	$346,032

(1)	Callable subject to certain conditions as described in the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 4, 2002.
(2)	Callable from this date forward.

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

The Company had MSRs of $197.2 million and $247.7 million, respectively, at September 30, 2016 and December 31, 2015. Both period-end balances consisted of two classes of MSRs for which the Company separately managed the economic risk: residential MSRs and participation MSRs (i.e., MSRs on loans sold through participations).

The total unpaid principal balance of loans serviced for others was $25.0 billion and $24.2 billion at September 30, 2016 and December 31, 2015, respectively.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded as “Mortgage banking income,” which is included in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a third-party valuation specialist to determine the fair value of its MSRs. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

The value of residential MSRs at any given time is significantly affected by the mortgage interest rates that are then available in the marketplace; these, in turn, influence mortgage loan prepayment speeds. The rate of prepayment of residential loans serviced is the most significant estimate involved in the measurement process. Actual prepayment rates may differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers.

During periods of declining interest rates, the value of residential MSRs generally declines as an increase in mortgage refinancing activity results in an increase in prepayments and a decrease in the carrying value of residential MSRs through a charge to earnings in the current period. Conversely, during periods of rising interest rates, the value of residential MSRs generally increases as mortgage refinancing activity declines and actual prepayments of the loans being serviced occur more slowly than expected. This results in the carrying value of residential MSRs and servicing income being higher than previously anticipated. Accordingly, the residential MSRs actually realized could differ from the amounts initially recorded.

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of their fair value via a discounted cash-flow method. The net carrying value is compared to the discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary or through a direct write-down of the asset and a charge to current-period earnings if it is considered other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the nine months ended September 30, 2016, there was no impairment related to the Company’s participation MSRs.

The following tables set forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended
	September 30, 2016		September 30, 2015
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$188,331	$5,663	$250,963	$2,675
Additions	12,005	731	9,219	1,350
Increase (decrease) in fair value:
Due to changes in interest rates	5,668	—	(15,703)	—
Due to model assumption changes (1)	—	—	(1,506)	—
Due to loan payoffs	(12,818)	—	(9,023)	—
Due to passage of time and other changes	(1,767)	—	(1,528)	—
Amortization	—	(618)	—	(229)

Carrying value, end of period	$191,419	$5,776	$232,422	$3,796

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$243,389	$4,345	$227,297	$—
Additions	31,185	2,999	40,217	4,178
Decrease in fair value:
Due to changes in interest rates	(32,139)	—	(844)	—
Due to model assumption changes (1)	(13,088)	—	(1,506)	—
Due to loan payoffs	(31,939)	—	(29,502)	—
Due to passage of time and other changes	(5,989)	—	(3,240)	—
Amortization	—	(1,568)	—	(382)

Carrying value, end of period	$191,419	$5,776	$232,422	$3,796

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	September 30, 2016	December 31, 2015
Expected weighted average life	72 months	92 months
Constant prepayment speed	11.25%	7.35%
Discount rate	10.02	10.01
Primary mortgage rate to refinance	3.56	4.03
Cost to service (per loan per year):
Current	$64	$63
30-59 days delinquent	201	213
60-89 days delinquent	351	313
90-119 days delinquent	451	413
120 days or more delinquent	851	563

Note 9. Pension and Other Post-Retirement Benefits

The following tables set forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2016		2015
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,470	$160	$1,516	$175
Service cost	—	1	—	1
Expected return on plan assets	(3,906)	—	(4,390)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,262	81	2,052	96

Net periodic (credit) expense	$(174)	$180	$(822)	$210

	For the Nine Months Ended September 30,
	2016		2015
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$4,411	$479	$4,547	$525
Service cost	—	3	—	3
Expected return on plan assets	(11,720)	—	(13,169)	—
Amortization of prior-service costs	—	(187)	—	(187)
Amortization of net actuarial loss	6,786	245	6,156	287

Net periodic (credit) expense	$(523)	$540	$(2,466)	$628

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2016. The Company does not expect to make any contributions to its pension plan in 2016.

Note 10. Stock-Based Compensation

At September 30, 2016, the Company had 9,617,660 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. Included in this amount were 1,030,673 shares that were transferred from the 2006 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. The Company granted 2,792,152 shares of restricted stock during the nine months ended September 30, 2016. The shares had an average fair value of $15.20 per share on the date of grant and a vesting period of five years. The nine-month amount includes 99,500 shares that were granted in the third quarter with an average fair value of $14.76 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $24.6 million and $22.6 million, respectively, in the nine months ended September 30, 2016 and 2015. Included in the respective nine-month amounts were compensation and benefits expense related to the restricted stock grants of $8.2 million and $8.0 million, respectively, for the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2016:

	For the Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,362,117	$15.44
Granted	2,792,152	15.20
Vested	(2,003,163)	15.37
Canceled	(186,000)	15.26

Unvested at end of period	6,965,106	15.37

As of September 30, 2016, unrecognized compensation cost relating to unvested restricted stock totaled $85.9 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

The following table summarizes the changes that occurred during the nine months ended at September 30, 2016 with regard to the Company’s outstanding stock options:

	For the Nine Months Ended September 30, 2016
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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$7,827	$—	$—	$7,827

Total mortgage-related securities	$—	$7,827	$—	$—	$7,827

Other Securities Available for Sale:
Municipal bonds	$—	$799	$—	$—	$799
Capital trust notes	—	6,976	—	—	6,976
Preferred stock	98,874	29,105	—	—	127,979
Mutual funds and common stock	—	17,564	—	—	17,564

Total other securities	$98,874	$54,444	$—	$—	$153,318

Total securities available for sale	$98,874	$62,271	$—	$—	$161,145

Other Assets:
Loans held for sale	$—	$701,398	$—	$—	$701,398
Mortgage servicing rights	—	—	191,419	—	191,419
Interest rate lock commitments	—	—	6,934	—	6,934
Derivative assets-other (2)	4,591	2,942	—	(2,864)	4,669
Liabilities:
Derivative liabilities	$(424)	$(5,175)	$—	$5,386	$(213)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.7 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$53,852	$—	$—	$53,852

Total mortgage-related securities	$—	$53,852	$—	$—	$53,852

Other Securities Available for Sale:
Municipal bonds	$—	$795	$—	$—	$795
Capital trust notes	—	6,964	—	—	6,964
Preferred stock	96,641	28,731	—	—	125,372
Mutual funds and common stock	—	17,272	—	—	17,272

Total other securities	$96,641	$53,762	$—	$—	$150,403

Total securities available for sale	$96,641	$107,614	$—	$—	$204,255

Other Assets:
Loans held for sale	$—	$367,221	$—	$—	$367,221
Mortgage servicing rights	—	—	243,389	—	243,389
Interest rate lock commitments	—	—	2,526	—	2,526
Derivative assets-other (2)	1,875	1,342	—	(1,024)	2,193
Liabilities:
Derivative liabilities	$(1,539)	$(2,783)	$—	$3,986	$(336)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at September 30, 2016. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	September 30, 2016			December 31, 2015
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$701,398	$679,454	$21,944	$367,221	$359,587	$7,634

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

The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Loans held for sale	$9,644	$6,328	$28,687	$10,714
Mortgage servicing rights	(8,917)	(27,760)	(83,155)	(35,092)

Total gain (loss)	$727	$(21,432)	$(54,468)	$(24,378)

(1)	Does not include the effect of hedging activities, which is included in “Other non-interest income.”

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the nine months ended September 30, 2016 and 2015, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2016	Total Realized/Unrealized (Losses)/Gains Recorded in				Transfers to/(from) Level 3	Fair Value at Sept. 30, 2016	Change in Unrealized
		(Loss)/ Income	Comprehensive (Loss) Income	Issuances	Settlements			(Losses)/Gains Related to Instruments Held at September 30, 2016
Mortgage servicing rights	$243,389	$(83,155)	$—	$31,185	$—	$—	$191,419	$(58,546)
Interest rate lock commitments	2,526	4,408	—	—	—	—	6,934	6,934

(in thousands)	Fair Value January 1, 2015	Total Realized/Unrealized (Losses)/Gains Recorded in				Transfers to/(from) Level 3	Fair Value at Sept. 30, 2015	Change in Unrealized
		(Loss)/ Income	Comprehensive (Loss) Income	Issuances	Settlements			(Losses)/Gains Related to Instruments Held at September 30, 2015
Mortgage servicing rights	$227,297	$(35,092)	$—	$40,217	$—	$—	$232,422	$8,941
Interest rate lock commitments	4,397	847	—	—	—	—	5,244	5,244

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company transferred certain mutual funds to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the nine months ended September 30, 2015.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Sept. 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$191,419	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	11.25%
			Weighted Average Discount Rate	10.02
Interest rate lock commitments	6,934	Discounted Cash Flow	Weighted Average Closing Ratio	79.86

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$11,447	$11,447
Other assets (2)	—	—	4,155	4,155

Total	$—	$—	$15,602	$15,602

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$3,930	$3,930
Other assets (2)	—	—	7,982	7,982

Total	$—	$—	$11,912	$11,912

(1)	Represents the fair value of certain impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2016 and December 31, 2015:

	September 30, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$771,782	$771,782	$771,782		$—		$—
Securities held to maturity	3,651,925	3,893,086	—		3,892,670		416
FHLB stock (1)	586,355	586,355	—		586,355		—
Loans, net	39,671,237	40,099,680	—		—		40,099,680
Financial Liabilities:
Deposits	$29,139,599	$29,156,152	$21,755,869	(2)	$7,400,283	(3)	$—
Borrowed funds	14,001,809	14,057,006	—		14,057,006		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$537,674	$537,674	$537,674		$—		$—
Securities held to maturity	5,969,390	6,108,529	—		6,107,697		832
FHLB stock (1)	663,971	663,971	—		663,971		—
Loans, net	38,011,995	38,245,434	—		—		38,245,434
Financial Liabilities:
Deposits	$28,426,758	$28,408,915	$23,114,271	(2)	$5,294,644	(3)	$—
Borrowed funds	15,748,405	15,685,616	—		15,685,616		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2016 and December 31, 2015.

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

The Company held derivatives with a notional amount of $3.7 billion at September 30, 2016. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2016:

	September 30, 2016
	Notional	Unrealized (1)
(in thousands)	Amount	Gain	Loss
Treasury options	$440,000	$—	$378
Eurodollar futures	175,000	12	46
Swaps	250,000	1,917	—
Forward commitments to sell loans/mortgage-backed securities	1,255,010	56	5,175
Forward commitments to buy loans/mortgage-backed securities	950,010	2,886	—
Interest rate lock commitments	671,702	6,934	—

Total derivatives	$3,741,722	$11,805	$5,599

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Treasury options	$(6,245)	$2,485	$3,619	$(2,589)
Treasury and Eurodollar futures	17	1,134	(38)	1,495
Swaps	(1,751)	—	2,427	—
Forward commitments to buy/sell loans/mortgage-backed securities	1,768	294	48	4,084

Total (loss) gain	$(6,211)	$3,913	$6,056	$2,990

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$14,467	$2,864	$11,603	$—	$—	$11,603

(1)	Includes $2.7 million to purchase Treasury options.

	December 31, 2015
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$5,743	$1,024	$4,719	$—	$—	$4,719

(1)	Includes $1.9 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2016
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$5,599	$5,386	$213	$—	$—	$213

	December 31, 2015
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$4,322	$3,986	$336	$—	$—	$336

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

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2016, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$314,081	$4,342	$318,423
Recovery of loan losses	(55)	—	(55)
Non-Interest Income:
Third party (1)	27,131	13,464	40,595
Inter-segment	(4,863)	4,863	—

Total non-interest income	22,268	18,327	40,595

Non-interest expense (2)	144,504	17,181	161,685

Income before income tax expense	191,900	5,488	197,388
Income tax expense	69,905	2,184	72,089

Net income	$121,995	$3,304	$125,299

Identifiable segment assets (period-end)	$48,478,288	$984,332	$49,462,620

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2016, on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$960,661	$11,201	$971,862
Provision for loan losses	664	—	664
Non-Interest Income:
Third party (1)	87,616	25,582	113,198
Inter-segment	(13,292)	13,292	—

Total non-interest income	74,324	38,874	113,198

Non-interest expense (2)	430,706	50,338	481,044

Income (loss) before income tax expense	603,615	(263)	603,352
Income tax expense (benefit)	221,817	(133)	221,684

Net income (loss)	$381,798	$(130)	$381,668

Identifiable segment assets (period-end)	$48,478,288	$984,332	$49,462,620

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the three months ended September 30, 2015, on an internally managed accounting basis:

	For the Three Months Ended September 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$275,990	$3,422	$$279,412
Recovery of loan losses	(9,028)	—	(9,028)
Non-interest income:
Third party (1)	29,587	8,000	37,587
Inter-segment	(3,513)	3,513	—

Total non-interest income	26,074	11,513	37,587
Non-interest expense (2)	130,832	16,476	147,308

Income (loss) before income tax expense	180,260	(1,541)	178,719
Income tax expense (benefit)	64,654	(623)	64,031

Net income (loss)	$115,606	$(918)	$114,688

Identifiable segment assets (period-end)	$48,342,734	$702,748	$49,045,482

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following table provides a summary of the Company’s segment results for the nine months ended September 30, 2015, on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$845,281	$11,996	$857,277
Recovery of loan losses	(8,687)	—	(8,687)
Non-interest income:
Third party (1)	108,096	43,626	151,722
Inter-segment	(11,744)	11,744	—

Total non-interest income	96,352	55,370	151,722
Non-interest expense (2)	406,459	49,615	456,074

Income before income tax expense	543,861	17,751	561,612
Income tax expense	196,790	7,171	203,961

Net income	$347,071	$10,580	$357,651

Identifiable segment assets (period-end)	$48,342,734	$702,748	$49,045,482

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. ASU No. 2016-15 should be applied using a retrospective transition method to each period presented. The Company does not expect to early adopt ASU No. 2016-15 and its adoption is not expected to have a material effect on the Company’s consolidated statements of condition or cash flows or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. ASU No. 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may adopt ASU No. 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-13 may have on its consolidated statements of condition and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 prospectively, effective for the first quarter of 2016. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than as equity. This resulted in an immaterial benefit to income tax expense in the first quarter of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. The Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which the Company has presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods is required.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 will require organizations that lease assets (hereinafter referred to as “lessees”) to recognize as assets and liabilities on the balance sheet the respective rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. ASU No. 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application will be permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-02 may have on its consolidated statements of condition and results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, “Revenue from Contracts with Customers,” and supersede the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual periods beginning after December 31, 2016, including interim reporting periods within that fiscal year. The Company is in the process of evaluating the effects the adoption of ASU No. 2014-09 may have on its consolidated statements of condition and results of operations.

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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY;

TOTAL ASSETS AND TANGIBLE ASSETS; AND THE RELATED MEASURES

(unaudited)

While stockholders’ equity, total assets, and book value per share are financial measures that are recorded in accordance with U.S. generally accepted accounting principles (“GAAP”), tangible stockholders’ equity, tangible assets, and the related tangible measures are not. Nevertheless, it is management’s belief that these non-GAAP measures should be disclosed in our SEC filings, earnings releases, and other investor communications, for the following reasons:

1.	Tangible stockholders’ equity and tangible assets are important indications of the Company’s ability to grow organically and through business combinations, as well as our ability to pay dividends and to engage in various capital management strategies.

2.	Tangible stockholders’ equity, tangible book value per share, and the ratio of tangible stockholders’ equity to tangible assets are among the capital measures considered by current and prospective investors, both independent of, and in comparison with, our peers.

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

The following table presents reconciliations of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related GAAP and non-GAAP capital measures at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Stockholders’ Equity	$6,090,512	$5,934,696
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(605)	(2,599)

Tangible stockholders’ equity	$3,653,776	$3,495,966
Total Assets	$49,462,620	$50,317,796
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(605)	(2,599)

Tangible assets	$47,025,884	$47,879,066
Stockholders’ equity to total assets	12.31%	11.79%
Tangible stockholders’ equity to tangible assets	7.77	7.30
Book value per share	$12.50	$12.24
Tangible book value per share	7.50	7.21

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Community Bank”), with 225 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank (the “Commercial Bank”), with 30 branches in Metro New York. With assets of $49.5 billion at September 30, 2016, including loans, net, of $39.7 billion, we rank among the 25 largest U.S. bank holding companies.

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

Consistent with this business model, we produced the following results in the third quarter of 2016:

Loan Growth

Non-covered loans held for investment totaled $37.3 billion at the end of September, a $557.1 million increase from the balance at the end of the trailing quarter and a $1.6 billion increase from the balance at year-end 2015. The Company originated $2.3 billion of loans held for investment in the current third quarter, bringing the nine-month total to $7.2 billion. Multi-family loans represented $1.3 billion, or 56.4%, of the held-for-investment loans we originated during the quarter, while commercial real estate (“CRE”) loans represented $345.5 million, or 15.3%.

Multi-family loans totaled $27.1 billion at the end of September, a $315.9 million increase from the June 30th balance and a $1.1 billion increase from the balance at December 31st. CRE loans declined $29.4 million and $93.0 million, respectively, to $7.8 billion over the corresponding periods.

Consistent with our current focus on managing the four-quarter average of our total consolidated assets below $50.0 billion, we sold multi-family loan participations of $206.0 million in the current third quarter, bringing the nine-month total to $1.1 billion. We also sold CRE loans of $107.6 million, including through participations, in the current third quarter, bringing the total to $268.5 million for the past nine months.

Asset Quality

Non-performing non-covered assets declined in the three and nine months ended September 30, 2016 to $56.0 million, representing 0.12% of total non-covered assets at that date. The respective declines were attributable to reductions in non-performing non-covered loans to $43.4 million and other real estate owned (“OREO”) to $12.6 million from the balances recorded at June 30, 2016 and December 31, 2015. In addition, net recoveries represented 0.0% of average loans at the end of September; comparable to the measures reported at June 30th and December 31st.

In contrast, the balance of non-covered loans 30 to 89 days delinquent rose to $26.6 million from the balances recorded at June 30th and December 31st. The increase was largely attributable to a single acquisition, development, and construction (“ADC”) loan in the amount of $6.2 million and New York City taxi medallion loans totaling $15.7 million.

Net Income

We recorded third quarter 2016 earnings of $125.3 million, or $0.26 per diluted share. For the nine months ended September 30, 2016, we recorded earnings of $381.7 million, or $0.78 per diluted share.

Net Interest Income and Margin

In the fourth quarter of 2015, we prepaid $10.4 billion of wholesale borrowings with an average cost of 3.16% and replaced them with a like amount of wholesale borrowings at half the average cost (i.e., 1.58%). Reflecting the benefit of this strategic action, net interest income rose $39.0 million year-over-year to $318.4 million in the current third quarter and our net interest margin rose 35 basis points to 2.91%.

Sequentially, our net interest income fell $7.2 million and our margin declined by eight basis points. The sequential declines were the net effect of a decrease in interest income attributable to a decline in prepayment income, which contributed to a decrease in the average yield on loans; and an increase in interest expense attributable to a rise in the average balance of interest-bearing deposits together with an increase in the average cost of such funds.

Efficiency

In the three months ended September 30, 2016, we recorded operating expenses of $158.9 million, comparable to the level recorded in the second quarter of this year. Notwithstanding a modest increase in each of the other two components of operating expenses, general and administrative (“G&A”) expense fell $1.0 million sequentially to $48.5 million in the current third quarter.

In contrast, operating expenses rose $12.9 million in the current third quarter from the level recorded in the year-earlier three months. The increase was largely driven by a $12.6 million rise in G&A expense, which included a $6.8 million rise in FDIC deposit insurance premiums and $3.1 million of professional service fees.

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

Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest. As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family and CRE loans generally are based on the five-year Constant Maturity Treasury Rate (“CMT”).

The following table summarizes the high, low, and average five- and ten-year CMTs in the three months ended September 30, 2016, June 30, 2016, and September 30, 2015:

	Five-Year Constant Maturity Treasury Rate				Ten-Year Constant Maturity Treasury Rate
	Sept. 30,	June 30,	Sept. 30,		Sept. 30,	June 30,	Sept. 30,
	2016	2016	2015		2016	2016	2015
High	1.26%	1.41%	1.72%	High	1.73%	1.94%	2.44%
Low	0.94	1.00	1.37	Low	1.37	1.46	2.01
Average	1.13	1.24	1.56	Average	1.56	1.75	2.22

(Source: Bloomberg)

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, directly affecting new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the three months ended September 30, 2016, we originated $1.4 billion of one-to-four family mortgage loans for sale through our mortgage banking division, $126.1 million more than we produced in the trailing quarter and $442.5 million more than we produced in the third quarter of 2015.

Changes in market interest rates generally have a lesser impact on our multi-family and CRE lending than they do on our origination of one-to-four family mortgage loans. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of prepayment activity can be especially meaningful. With property transactions declining from the prior year’s highs and refinancing activity slowing, prepayment income from loans contributed $13.4 million to interest income in the current third quarter, as compared to $18.2 million and $23.1 million, respectively, in the trailing and year-earlier three months.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended September 30, 2016, June 30, 2016, and September 30, 2015:

	For the Month Ended
	September 30, 2016	June 30, 2016	September 30, 2015
Unemployment rate:
United States	4.8%	5.1%	4.9%
New York City	5.8	5.1	4.9
Arizona	5.6	6.2	6.2
Florida	5.0	4.9	5.3
New Jersey	5.2	4.9	5.1
New York	5.1	4.5	4.8
Ohio	4.8	4.9	4.3

(Source: U.S. Department of Labor)

Another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	September 2016	June 2016	September 2015
Change in prices:	1.5%	1.0%	0.0%

(Source: U.S. Department of Labor – Bureau of Labor Statistics)

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to this index, home prices rose 5.3% across the U.S. in the twelve months ended August 2016, as compared to 5.1% and 4.9%, respectively, in the twelve months ended June 2016 and September 2015.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 593,000 in September 2016, according to estimates set forth in a U.S. Department of Commerce report issued on October 26, 2016. The September 2016 rate was 3.1% above the August rate of 575,000 and 29.8% above the September 2015 rate of 457,000.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 66.4% of our multi-family loans and 72.5% of our CRE loans are secured by properties in New York, with Manhattan accounting for 28.3% and 53.2% of our multi-family and CRE loans, respectively. As reflected in the following table, New York residential rental vacancy rates declined year-over-year but were unchanged linked-quarter, while office vacancy rates in Manhattan rose both year-over-year and sequentially.

	For the Three Months Ended
	September 30, 2016	June 30, 2016	September 30, 2015
New York residential vacancy rate	5.1%	5.1%	5.6%
Manhattan office vacancy rate	10.0	9.9	9.4

In addition, the Consumer Confidence Index® rose to 103.5 in September 2016 from 98 in June and 103 in September 2015. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Dividend Declaration

On October 25, 2016, the Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on November 18, 2016 to shareholders of record at the close of business on November 7, 2016.

Astoria Financial Merger

On November 9, 2016, the Company announced that, based on discussions with its regulators, it does not expect to receive the regulatory approvals required to consummate the merger with Astoria Financial by the end of 2016. Under the terms of the merger agreement, either the Company or Astoria Financial may terminate the merger agreement, without penalty, if the merger has not occurred by that date. Astoria Financial and the Company remain committed to the transaction, but any extension of the end date or other modification under the merger agreement is subject to the discretionary approval of the Board of Directors of each company, and there can be no assurance that each Board will agree to any such extension or other modification.

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

The methodology used for the allocation of the allowance for non-covered loan losses at September 30, 2016 and December 31, 2015 was also generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

We charge off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. For non-real-estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) Closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) Open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) Both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date we received notification that the borrower has filed for bankruptcy.

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

Mortgage Servicing Rights

We recognize our rights to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights,” or “MSRs.” MSRs are generally recognized when loans are sold whole or in part (in the latter case, as a “participation”), and the servicing is retained by us. Both of the Company’s two classes of MSRs, residential and participation, are initially recorded at fair value. While residential MSRs continue to be carried at fair value, participation MSRs are subsequently amortized on a quarterly basis and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income.

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

In addition to being tested annually, goodwill would be tested in less than one year’s time if there were a “triggering event.” During the nine months ended September 30, 2016, no triggering events were identified.

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

Balance Sheet Summary

Total assets were $49.5 billion at the end of September, reflecting a $426.9 million increase from the June 30th balance and an $855.2 million reduction from the balance at December 31, 2015. The linked-quarter rise was primarily due to a $549.6 million increase in total loans, net, to $39.7 billion, which was tempered by a $163.8 million decline in securities to $3.8 billion. While loans, net, rose $1.7 billion in the first nine months of this year, the increase was exceeded by a $2.4 billion decline in securities, largely reflecting first-quarter calls.

Deposits rose $256.6 million and $712.8 million, respectively, in the three and nine months ended September 30, 2016 to $29.1 billion, primarily reflecting an increase in certificates of deposit (“CDs”) and non-interest-bearing accounts. Borrowed funds totaled $14.0 billion at the end of September, reflecting a modest rise from the June 30th balance and a $1.7 billion reduction from the balance at December 31st.

Stockholders’ equity rose $51.4 million and $155.8 million, respectively, over the three- and nine-month periods to $6.1 billion at September 30, 2016. The latter amount represented 12.31% of total assets and a book value per share of $12.50.

Loans

At September 30, 2016, loans, net, represented $39.7 billion, or 80.2%, of total assets, $1.7 billion higher than the balance at December 31, 2015. Included in the September 30th amount were covered loans, net, of $1.8 billion and non-covered loans held for investment, net, of $37.2 billion, as more fully discussed below. Non-covered loans held for sale totaled $701.4 million at the end of September, as compared to $367.2 million at December 31st.

Covered Loans

“Covered loans” refers to certain loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by loss sharing agreements with the FDIC. Each of the respective loss sharing agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered OREO.

The loss sharing (and reimbursement) agreements applicable to one-to-four family loans and home equity loans and lines of credit (“HELOCs”) are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to all other covered loans and OREO, the FDIC reimbursed us for losses for a five-year period from the date of acquisition which has since expired; the period for sharing in recoveries on all other covered loans and OREO extends for a period of eight years from the acquisition date.

Primarily reflecting repayments, covered loans declined $270.9 million from the year-end 2015 balance to $1.8 billion, representing 4.5% of total loans, at September 30, 2016. One-to-four family loans represented $1.7 billion of total covered loans at the end of September, with home equity loans and HELOCs representing $101.0 million, combined.

At September 30, 2016, $1.3 billion, or 67.5%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 3.75%. The remainder of the covered loan portfolio at that date consisted of fixed rate loans. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at September 30, 2016:

(in thousands)
California	$313,746
Florida	301,255
Arizona	134,640
Ohio	104,478
Massachusetts	87,841
Michigan	81,078
New York	68,077
Illinois	63,767
Maryland	54,274
Nevada	46,666
New Jersey	44,953
All other states	488,389

Total covered loans	$1,789,164

Non-Covered Loans Held for Investment

In the three and nine months ended September 30, 2016, non-covered loans held for investment rose $560.2 million and $1.6 billion, respectively, to $37.4 billion, representing 75.5% of total assets at that date. In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; ADC loans; and other loans, with specialty finance loans and leases and other commercial and industrial (“C&I”) loans comprising the bulk of the “Other loan” portfolio.

Including third-quarter originations of $2.3 billion, we originated $7.2 billion of held-for-investment loans in the current nine-month period, reflecting a $1.8 billion reduction from the year-earlier amount. The year-over-year decline was largely due to a reduction in property transactions and refinancing activity in our multi-family lending niche, as further discussed below.

The following table summarizes the loans held for investment we originated in the three months ended September 30, 2016, June 30, 2016, and September 30, 2015 and the nine months ended September 30, 2016 and 2015:

	For the Three Months Ended			For the Nine Months Ended
(in thousands)	Sept. 30, 2016	June 30, 2016	Sept. 30, 2015	Sept. 30, 2016	Sept. 30, 2015
Mortgage Loans Originated for Investment:
Multi-family	$1,276,358	$1,672,759	$2,179,280	$4,529,904	$6,435,713
Commercial real estate	345,543	465,710	254,041	892,676	1,349,179
One-to-four family	101,365	71,448	2,424	248,020	8,402
Acquisition, development, and construction	17,855	66,849	27,628	123,849	141,879

Total mortgage loans originated for investment	$1,741,121	$2,276,766	$2,463,373	$5,794,449	$7,935,173

Other Loans Originated for Investment:
Specialty finance	$369,308	$341,031	$206,108	$907,551	$733,147
Other commercial and industrial	151,279	129,702	116,338	451,340	280,698
Other	894	1,206	804	3,010	3,666

Total other loans originated for investment	$521,481	$471,939	$323,250	$1,361,901	$1,017,511

Total loans originated for investment	$2,262,602	$2,748,705	$2,786,623	$7,156,350	$8,952,684

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.”

Multi-family loan originations represented $1.3 billion, or 56.4%, of the held-for-investment loans we produced in the current third quarter, reflecting a linked-quarter decline of $396.4 million and a $902.9 million decline year-over-year. Of the held-for-investment loans produced in the current nine-month period, multi-family loans represented $4.5 billion, or 63.3%, reflecting a year-over-year decline of $1.9 billion. The reduction in the volume of multi-family loans produced reflects a slowdown in property transactions and refinancing activity from the record volumes we experienced in 2015.

At September 30, 2016, multi-family loans represented $27.1 billion, or 72.5%, of total non-covered loans held for investment, reflecting a linked-quarter increase of $315.9 million and a $1.1 billion increase from the balance at December 31st. To limit the growth of the portfolio, we sold $206.0 million of multi-family loans through participations in the current third quarter, bringing the nine-month total of such sales to $1.1 billion.

The average multi-family loan had a principal balance of $5.4 million at the end of the current third quarter, consistent with the principal balance in the trailing three months and slightly higher than the $5.3 million principal balance at December 31, 2015.

The majority of our multi-family loans are made to long-term owners of residential apartment buildings with units that are subject to rent regulation and feature below-market rents. Our borrowers typically use the funds we provide for future real estate investments, or to make building-wide improvements and renovations to certain units, as a result of which they are able to increase the rents their tenants pay. In this way, the borrower creates increased cash flows to service debt and borrow against in future years.

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

Our multi-family loans tend to refinance within approximately three years of origination; at September 30, 2016, June 30, 2016, and December 31, 2015, the weighted average life of the multi-family loan portfolio was 2.9 years, 2.8 years, and 2.8 years, respectively.

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

At September 30, 2016, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 66.4% of our multi-family loans were secured by buildings in New York City and 5.6% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

Commercial Real Estate Loans

In the three months ended September 30, 2016, CRE loans represented $345.5 million of loans originated for investment, a sequential decrease of $120.2 million and a year-over-year increase of $91.5 million. Notwithstanding the year-over-year rise in the current third quarter’s production, the volume of CRE loans produced in the current nine-month period fell $456.5 million year-over-year to $892.7 million, representing 12.5% of total held-for-investment loans produced year-to-date.

At September 30, 2016, CRE loans represented $7.8 billion, or 20.8%, of total loans held for investment, down $29.4 million and $93.0 million, respectively, from the balances at June 30, 2016 and December 31, 2015. The three- and nine-month declines reflect sales of CRE loans totaling $107.6 million and $268.5 million, respectively, largely through participations.

At September 30, 2016, the average CRE loan had a principal balance of $5.6 million, as compared to $5.5 million at the end of the second quarter and $5.4 million at the end of 2015.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2016, 72.5% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 11.8%. Other parts of New York State accounted for 2.4% of the properties securing our CRE credits, while all other states accounted for 13.3%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply.

Our CRE loans tend to refinance within three to four years of origination; the weighted average life of the CRE portfolio was 3.3 years at both September 30, 2016 and June 30, 2016, as compared to 3.2 years at December 31, 2015.

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

One-to-Four Family Loans

The balance of one-to-four family loans held for investment rose $85.4 million and $214.8 million, respectively, to $331.6 million over the three and nine months ended September 30, 2016. The growth of the portfolio was indicative of an increase in originations, with volumes rising $29.9 million sequentially and $98.9 million year-over-year to $101.4 million in the current third quarter and $239.6 million year-over-year in the current nine-month period to $248.0 million.

Acquisition, Development, and Construction Loans

Notwithstanding a decline in originations, the balance of ADC loans rose $10.7 million and $60.5 million, respectively, to $372.2 million over the three and nine months ended September 30, 2016. The latter amount represented 1.0% of total loans held for investment, as compared to 0.87% at December 31, 2015.

In the third quarter of 2016, we originated ADC loans of $17.9 million, a $49.0 million decrease from the trailing-quarter’s volume and a $9.8 million decrease from the volume in the third quarter of last year. For the nine months ended September 30, 2016, originations of ADC loans totaled $123.8 million, down $18.0 million from the year-earlier amount.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the nine months ended September 30, 2016 and 2015, we recovered losses against guarantees of $314,000 and $204,000 respectively.

Other Loans

Other loans represented $1.8 billion, or 4.8%, of total loans held for investment at the end of September, a $174.5 million increase from the June 30th balance and a $317.9 million increase from the balance at December 31, 2015. The respective increases were primarily due to the growth of our portfolio of specialty finance loans and leases, which rose $137.7 million and $263.9 million, respectively, to $1.1 billion in the three and nine months ended September 30, 2016. Other C&I loans rose $38.3 million and $60.8 million, respectively, to $630.7 million over the corresponding periods.

Included in the portfolio of other C&I loans at the end of September were New York City taxi medallion loans of $154.0 million, representing 0.41% of total held-for-investment loans. The remainder of the “other loan” portfolio includes non-covered purchased credit-impaired (“PCI”) loans (i.e., loans that were previously covered by FDIC loss sharing agreements), as well as home equity loans, HELOCs, and a minimal amount of consumer loans.

Originations of other loans rose $49.5 million sequentially to $521.5 million in the current third quarter, with specialty finance loans and leases rising $28.3 million to $369.3 million and other C&I loans rising $21.6 million to $151.3 million. Year-over-year, the increases were even greater, with originations of other loans rising $198.2 million, driven by a $163.2 million increase in specialty finance loan and lease originations and a $34.9 million increase in the production of other C&I loans.

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

At September 30, 2016, our largest loan had a balance of $287.5 million and an interest rate of 3.7%. The loan was originated by the Community Bank on June 28, 2013 to the owner of an office building located in Manhattan and, as of September 30, 2016, has been current since the origination date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2016:

	At September 30, 2016
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,654,952	28.28%	$4,131,069	53.20%
Brooklyn	4,189,508	15.48	564,781	7.28
Bronx	3,766,242	13.92	188,872	2.43
Queens	2,280,673	8.43	693,939	8.94
Staten Island	71,597	0.26	53,449	0.69

Total New York City	$17,962,972	66.37%	$5,632,110	72.54%

Long Island	571,851	2.11	916,588	11.80
Other New York State	951,987	3.52	183,793	2.37
All other states	7,579,649	28.00	1,031,750	13.29

Total	$27,066,459	100.00%	$7,764,241	100.00%

At September 30, 2016, the largest concentration of one-to-four family loans held for investment was located in California, with a total of $157.8 million; the largest concentration of ADC loans held for investment was located in New York City, with a total of $271.1 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

Our portfolio of non-covered loans held for sale consists of one-to-four family loans originated through our mortgage banking division, utilizing our proprietary web-based technology. This platform is not only used by the Community Bank to serve our retail customers in New York, New Jersey, Ohio, Florida, and Arizona, but also by approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—to originate full-documentation one-to-four family loans across the United States.

While the vast majority of the one-to-four family loans held for sale we produce are agency-conforming loans sold to GSEs, we also have utilized our mortgage banking platform to originate jumbo loans for sale to other private mortgage investors, as well as for our own portfolio.

Reflecting an increase in residential mortgage loan demand, we originated $1.4 billion of loans for sale in the current third quarter, exceeding the trailing-quarter volume by $126.1 million and the year-earlier third-quarter volume by $442.5 million. Notwithstanding these increases, the volume of loans produced for sale in the current nine-month period fell $268.3 million to $3.6 billion from the volume produced in the year-earlier nine months.

Of the one-to-four family loans produced for sale in the current third quarter, 96.5% were agency-conforming and 3.5% were non-conforming (i.e., jumbo) loans.

Loans held for sale totaled $701.4 million at the end of September, $91.5 million higher than the trailing quarter-end balance and $334.2 million higher than the balance at year-end 2015.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At September 30, 2016 and 2015, the respective liabilities for estimated possible future losses relating to these representations and warranties were $2.1 million and $8.2 million.

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

As of September 30, 2016, 19 repurchased loans with an aggregate principal balance of $3.6 million were outstanding and held for investment. In addition, 14 indemnified loans with an aggregate principal balance of $3.2 million were outstanding and were all performing as of that date.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(in thousands)
Balance, beginning of period	$2,146	$8,184	$8,008	$8,160
(Recoveries of) provision for repurchase losses	(45)	—	(31)	24
Reversal of provision for repurchase losses	—	—	(5,876)	—

Balance, end of period	$2,101	$8,184	$2,101	$8,184

Outstanding Loan Commitments

At September 30, 2016, we had outstanding loan commitments of $3.0 billion, $158.6 million higher than the level at December 31, 2015. Commitments to originate loans held for investment represented $2.4 billion of the September 30th total, and commitments to originate loans held for sale represented the remaining $639.7 million. At December 31, 2015, the respective commitments were $2.5 billion and $371.4 million.

Multi-family and CRE loans together represented $848.7 million of held-for-investment loan commitments at the end of September, while one-to-four family, ADC, and other loans represented $39.1 million, $320.6 million, and $1.1 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $642.7 million and commitments to originate other C&I loans of $471.0 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $298.1 million at September 30, 2016, as compared to $296.5 million at the end of last year. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets represented $56.0 million, or 0.12%, of total non-covered assets at the end of September, as compared to $60.9 million, representing 0.13% of total non-covered assets, at December 31, 2015. The decrease was attributable to a $3.4 million decline in non-performing non-covered loans to $43.4 million and a $1.5 million decline in non-covered OREO to $12.6 million.

Non-performing non-covered loans represented 0.12% of total non-covered loans at the end of September, as compared to 0.13% at December 31st. The nine-month decline in non-performing non-covered loans was the net effect of a $9.9 million decrease in non-accrual mortgage loans to $31.2 million and a $6.5 million increase in non-accrual other loans to $12.2 million. While the reduction in non-accrual mortgage loans reflected improvement in all four categories (i.e., multi-family, CRE, ADC, and one-to-four family), the increase in non-accrual other loans was largely due to the transition to non-performing status of $7.4 million of New York City taxi medallion loans over the past nine months.

The following table sets forth the changes in non-performing non-covered loans over the nine months ended September 30, 2016:

(in thousands)
Balance at December 31, 2015	$46,825
New non-accrual	14,482
Charge-offs	(1,098)
Transferred to other real estate owned	(3,788)
Loan payoffs, including dispositions and principal pay-downs	(12,601)
Restored to performing status	(419)

Balance at September 30, 2016	$43,401

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances for the nine months ended September 30, 2016:

			Change from December 31, 2015 to September 30, 2016
(dollars in thousands)	September 30, 2016	December 31, 2015	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$10,769	$13,904	$(3,135)	(22.55)%
Commercial real estate	10,628	14,920	(4,292)	(28.77)
One-to-four family	9,790	12,259	(2,469)	(20.14)
Acquisition, development, and construction	—	27	(27)	(100.00)

Total non-accrual non-covered mortgage loans	31,187	41,110	(9,923)	(24.14)
Other non-accrual non-covered loans	12,214	5,715	6,499	113.72

Total non-performing non-covered loans	$43,401	$46,825	$(3,424)	(7.31)%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2016 and December 31, 2015, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2016. Exceptions to these LTV limitations are reviewed on a case-by-case basis.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at September 30, 2016 and December 31, 2015:

As of September 30, 2016	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	6	$10,498	8	$5,019
New York Commercial Bank	2	271	4	5,609

Total for New York Community Bancorp	8	$10,769	12	$10,628

As of December 31, 2015	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	7	$13,603	12	$8,589
New York Commercial Bank	2	301	4	6,331

Total for New York Community Bancorp	9	$13,904	16	$14,920

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

In addition, one-to-four family loans, ADC loans, and other loans represented 0.89%, 1.0%, and 4.8%, respectively, of total non-covered loans held for investment at September 30, 2016, and 0.33%, 0.87%, and 4.2%, respectively, at December 31, 2015. Furthermore, while 3.0% of our one-to-four family loans were non-performing at the end of September, 0.68% of our other loans were non-performing at that date. There were no non-performing ADC loans at September 30, 2016.

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

The following table presents our held for investment loans 30 to 89 days past due by loan type and the changes in the respective balances for the nine months ended September 30, 2016:

			Change from December 31, 2015 to September 30, 2016
(dollars in thousands)	September 30, 2016	December 31, 2015	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$2,948	$4,818	$(1,870)	(38.81)%
Commercial real estate	—	178	(178)	(100.00)
One-to-four family	1,495	1,117	378	33.84
Acquisition, development and construction	6,200	—	6,200	—
Other loans	15,929	492	15,437	3,137.60

Total non-covered loans 30-89 days past due	$26,572	$6,605	$19,967	302.30%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Reflecting the improving economy, the nature of our primary lending niche, and our conservative underwriting standards, we recorded net recoveries of $882,000 in the first nine months of 2016 and $7.0 million in the first nine months of 2015.

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $1.2 million provision for such losses in the current third quarter, bringing the nine-month provision for such losses to $6.7 million. Reflecting the nine-month provision, and year-to-date recoveries of $882,000, the allowance for losses on non-covered loans rose to $154.7 million at the end of September from $147.1 million at December 31, 2015. The September 30th balance represented 0.41% of total non-covered loans and 352.43% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of September 30, 2016, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At the end of September, our two largest non-performing loans were a multi-family loan with a balance of $8.3 million and a CRE loan with a balance of $5.0 million. The same two loans were our two largest non-performing loans at December 31, 2015. Each of the next three largest non-performing loans had a balance of less than $2.0 million at September 30, 2016.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. During the nine months ended September 30, 2016, new TDRs primarily consisted of a single multi-family loan with a current balance of $8.3 million.

At September 30, 2016, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $16.6 million; loans in connection with which forbearance agreements were reached totaled $2.8 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, CRE loans, one-to-four family loans, and other loans were 100%, 100%, 89%, and 70%, respectively, at September 30, 2016. There were no restructured ADC loans at that date.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the nine months ended September 30, 2016:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2015	$2,759	$9,396	$12,155
New TDRs	1,273	12,621	13,894
Transferred to other real estate owned	—	(2,708)	(2,708)
Recoveries	—	(119)	(119)
Loan payoffs, including dispositions and principal pay-downs	(158)	(3,685)	(3,843)

Balance at September 30, 2016	$3,874	$15,505	$19,379

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2016, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered PCI Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at September 30, 2016 and December 31, 2015. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

	At or For the	At or For the
	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2016	December 31, 2015
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$145,196	$139,857
Provision for (recovery of) losses on non-covered loans	6,879	(2,846)
Charge-offs:
Multi-family	—	(167)
Commercial real estate	—	(273)
One-to-four family	(170)	(875)
Acquisition, development, and construction	—	—
Other loans	(1,155)	(1,273)

Total charge-offs	(1,325)	(2,588)
Recoveries:
Multi-family	78	3,952
Commercial real estate	780	1,664
One-to-four family	226	49
Acquisition, development, and construction	167	100
Other loans	956	5,008

Total recoveries	2,207	10,773

Net recoveries	882	8,185

Balance at end of period	$152,957	$145,196

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$10,769	$13,904
Commercial real estate	10,628	14,920
One-to-four family	9,790	12,259
Acquisition, development, and construction	—	27

Total non-accrual non-covered mortgage loans	$31,187	$41,110
Other non-accrual non-covered loans	12,214	5,715

Total non-performing non-covered loans (1)	$43,401	$46,825
Non-covered other real estate owned (2)	12,608	14,065

Total non-performing non-covered assets	$56,009	$60,890

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.12%	0.13%
Non-performing non-covered assets to total non-covered assets	0.12	0.13
Allowance for losses on non-covered loans to non-performing non-covered loans	352.43	310.08
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.41
Net recoveries during the period to average loans outstanding during the period (3)	(0.00)	(0.02)
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$2,948	$4,818
Commercial real estate		178
One-to-four family	1,495	1,117
Acquisition, development, and construction	6,200	—
Other loans	15,929	492

Total non-covered loans 30-89 days past due (4)	$26,572	$6,605

(1)	The September 30, 2016 and December 31, 2015 amounts exclude loans 90 days or more past due of $133.1 million and $137.2 million, respectively, that are covered by FDIC loss sharing agreements. The September 30, 2016 and December 31, 2015 amounts also exclude non-covered PCI loans of $950,000 and $969,000, respectively.
(2)	The September 30, 2016 and December 31, 2015 amounts exclude OREO of $17.7 million and $25.8 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The September 30, 2016 and December 31, 2015 amounts exclude loans 30 to 89 days past due of $26.4 million and $32.8 million, respectively, that are covered by FDIC loss sharing agreements. The September 30, 2016 amount also excludes $4,000 of non-covered PCI loans. There were no PCI loans 30 to 89 days past due at December 31, 2015.

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

In the nine months ended September 30, 2016 and 2015, we recorded FDIC indemnification expense of $4.8 million and $4.3 million, respectively, in “Non-interest income” in connection with the recovery of $6.0 million and $5.4 million from the allowance for losses on covered loans. Please see the discussion of FDIC indemnification expense that appears under “Non-interest income” later in this report.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the nine months ended September 30, 2016 and 2015, we recorded amortization of $36.4 million and $37.6 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the nine months ended September 30, 2016 and 2015, we received FDIC reimbursements of $10.1 million and $19.2 million, respectively.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at September 30, 2016 and December 31, 2015, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Nine Months Ended September 30, 2016	At or For the Year Ended December 31, 2015
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	660	729
One-to-four family	126,900	130,626
Acquisition, development, and construction	—	237
Other	6,467	6,559

Total covered loans and non-covered PCI loans 90 days or more past due	$134,027	$138,151
Covered other real estate owned	17,727	25,817

Total covered assets and non-covered PCI loans	$151,754	$163,968

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$10,769	$13,904
Commercial real estate	11,288	15,649
One-to-four family	136,690	142,885
Acquisition, development, and construction	—	264
Other non-performing loans	18,681	12,274

Total non-performing loans	$177,428	$184,976
Other real estate owned	30,335	39,882

Total non-performing assets	$207,763	$224,858

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.45%	0.49%
Total non-performing assets to total assets	0.42	0.45
Allowance for loan losses to total non-performing loans	101.49	96.51
Allowance for loan losses to total loans	0.46	0.47
Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	—	—
One-to-four family	24,973	30,455
Acquisition, development, and construction	—	—
Other loans	1,462	2,369

Total covered loans and non-covered PCI loans 30-89 days past due	$26,435	$32,824

Total Loans 30-89 Days Past Due:
Multi-family	$2,948	$4,818
Commercial real estate	—	178
One-to-four family	26,468	31,572
Acquisition, development, and construction	6,200	—
Other loans	17,391	2,861

Total loans 30-89 days past due	$53,007	$39,429

Geographical Analysis of Non-Performing Loans (Non-Covered Loans, and Covered Loans, and Non-Covered PCI Loans)

The following table presents a geographical analysis of our non-performing loans at September 30, 2016:

	Non-Performing Loans
(in thousands)	Non-Covered Loans (1)	Covered Loans & Non-Covered PCI Loans	Total
New York	$24,264	$14,102	$38,366
New Jersey	18,782	11,078	29,860
Florida	—	20,732	20,732
California	219	15,456	15,675
Ohio	—	9,599	9,599
Massachusetts	—	6,710	6,710
Connecticut	65	3,888	3,953
All other states	71	52,462	52,533

Total non-performing loans	$43,401	$134,027	$177,428

(1)	Excludes $950,000 of non-covered PCI loans.

Securities

Securities represented $3.8 billion, or 7.7%, of total assets at the end of September, a $163.8 million decrease from the June 30th balance, which represented 8.1% of total assets, and a $2.4 billion reduction from the balance at December 31, 2015, which represented 12.3%. The respective reductions were largely attributable to calls of securities as market interest rates declined, particularly in the first quarter of 2016.

Held-to-maturity securities represented $3.7 billion, or 95.8%, of total securities at the end of September, down $2.3 billion from the balance at December 31, 2015. The fair value of securities held to maturity represented 106.6% and 102.3% of their respective carrying values at the corresponding dates. At September 30, 2016 and December 31, 2015, mortgage-related securities accounted for $3.4 billion and $3.6 billion, respectively, of securities held to maturity; other securities represented $300.5 million and $2.4 billion, respectively, at the corresponding dates.

GSE obligations represented $3.4 billion of held-to-maturity securities at the end of the current third quarter, while capital trust notes, corporate bonds, and municipal obligations represented $65.7 million, $74.1 million, and $72.2 million, respectively, at that date. At December 31, 2015, GSE obligations accounted for $5.8 billion of held-to-maturity securities, while capital trust notes and corporate bonds represented $65.6 million and $73.8 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 5.9 years and 6.5 years at the respective period-ends.

Available-for-sale securities represented the remaining $161.1 million, or 4.2%, of total securities at the end of September, up $6.9 million from the June 30th balance and down $43.1 million from the balance at December 31st. While the June 30th balance consisted entirely of other securities, the balances at the ends of September and December included $153.3 million and $150.4 million, respectively, of other securities and $7.8 million and $53.9 million, respectively, of mortgage-related securities.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of the FHLB-NY’s capital stock. At September 30, 2016, the Community Bank and the Commercial Bank held $562.0 million and $24.4 million, respectively, of stock in the FHLB-NY. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

In the nine months ended September 30, 2016, dividends from the FHLB-NY to the Community Bank totaled $19.2 million and dividends from the FHLB-NY to the Commercial Bank totaled $1.1 million.

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

Loan repayments and sales totaled $9.1 billion in the nine months ended September 30, 2016, as compared to $12.0 billion in the year-earlier nine months. Cash flows from the repayment and sale of securities totaled $2.7 billion and $617.2 million, respectively, in the corresponding periods, while purchases of securities totaled $281.9 million and $276.5 million, respectively.

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

The balance of deposits rose $712.8 million to $29.1 billion over the nine months ended September 30, 2016. The increase was primarily driven by a $424.9 million increase in non-interest-bearing accounts to $2.9 billion and a $265.6 million rise in NOW and money market accounts to $13.3 billion. While the balance of CDs rose $2.1 billion during this time to $7.4 billion, the benefit was largely offset by a $2.0 billion reduction in savings accounts to $5.5 billion. The changes in CDs and savings accounts reflect the maturity of certain savings accounts in the first nine months of the year and our customers’ subsequent transfer of those funds into CDs. Reflecting the nine-month increase, CDs represented 25.3% of total deposits at the end of September, as compared to 18.7% at year-end 2015.

Included in the balance of deposits at the end of September were institutional deposits of $2.9 billion and municipal deposits of $583.8 million, as compared to $2.8 billion and $733.4 million, respectively, at December 31, 2015. Brokered deposits fell $65.3 million to $3.9 billion during this time, as brokered checking accounts dropped $78.9 million to $1.4 billion, and brokered money market accounts rose $13.6 million to $2.5 billion. We had no brokered CDs at either of those dates. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, junior subordinated debentures. At September 30, 2016, borrowed funds totaled $14.0 billion, reflecting a $1.7 billion decline from the balance at December 31, 2015.

Wholesale Borrowings

Wholesale borrowings totaled $13.6 billion at the end of September, a $1.7 billion decrease from the balance at December 31st. Largely reflecting the nine-month decline, wholesale borrowings represented 27.6% of total assets at the end of the current third quarter as compared to 30.6% of total assets at the end of 2015. The reduction in wholesale borrowings largely reflects our use of the cash flows from securities calls and repayments to pay down our short-term FHLB-NY advances, particularly in the first three months of this year.

While FHLB-NY advances declined $1.9 billion in the first nine months of the year to $11.6 billion, the balance of repurchase agreements held steady at $1.5 billion and the balance of fed funds purchased rose $134.0 million to $560.0 million.

Reflecting the debt repositioning that took place in the fourth quarter of 2015, none of our wholesale borrowings had call or put options at September 30, 2016.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.8 million at the end of September, comparable to the balance at December 31st.

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

In the first nine months of 2016, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; and (2) We continued the origination of certain C&I loans that feature floating interest rates. In addition, we continued to benefit from the strategic debt repositioning that took place in the fourth quarter of 2015 through the prepayment of $10.4 billion of wholesale borrowings and their replacement at half the average cost (i.e., from 3.16% to 1.58%).

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

At September 30, 2016, our one-year gap was a negative 20.41%, as compared to a negative 17.77% at December 31, 2015. The 264-basis point change was largely due to an increase in deposits repricing within one year combined with a decrease in securities maturing within one year, both of which were partially offset by a decline in borrowings due to reprice within the next twelve months.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2016 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 32% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 22% and 17% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 58% for the first five years and 42% for years six through ten. NOW accounts were assumed to decay at a rate of 75% for the first five years and 25% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 72% for the first five years and 28% for years six through ten.

Interest Rate Sensitivity Analysis

	At September 30, 2016
	Three	Four to	More Than	More Than	More Than	More
	Months	Twelve	One Year	Three Years	Five Years	Than
(dollars in thousands)	or Less	Months	to Three Years	to Five Years	to 10 Years	10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,408,498	$5,193,175	$14,389,304	$10,780,686	$4,741,477	$294,761	$39,807,901
Mortgage-related securities (2)(3)	70,346	112,257	173,493	656,669	2,275,299	71,221	3,359,285
Other securities and money market investments (2)	713,550	3,527	62,575	9,865	122,344	133,284	1,045,145

Total interest-earning assets	5,192,394	5,308,959	14,625,372	11,447,220	7,139,120	499,266	44,212,331

INTEREST-BEARING LIABILITES:
NOW and money market accounts	7,591,494	420,257	972,986	799,611	3,550,305	—	13,334,653
Savings accounts	1,208,133	806,410	650,119	513,023	2,314,909	—	5,492,594
Certificates of deposit	893,830	6,121,927	278,099	72,821	17,053	—	7,383,730
Borrowed funds	2,002,426	1,550,000	7,604,500	2,700,000	—	144,883	14,001,809

Total interest-bearing liabilities	11,695,883	8,898,594	9,505,704	4,085,455	5,882,267	144,883	40,212,786

Interest rate sensitivity gap per period (4)	$(6,503,489)	$(3,589,635)	$5,119,668	$7,361,765	$1,256,853	$354,383	$3,999,545

Cumulative interest rate sensitivity gap	$(6,503,489)	$(10,093,124)	$(4,973,456)	$2,388,309	$3,645,162	$3,999,545

Cumulative interest rate sensitivity gap as a percentage of total assets	(13.15)%	(20.41)%	(10.05)%	4.83%	7.37%	8.09%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	44.40%	50.99%	83.48%	106.99%	109.10%	109.95%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of September 30, 2016, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 1.96% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 2.72% per annum.

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

Based on the information and assumptions in effect at September 30, 2016, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(7.51)%
+200	(17.13)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2016, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(3.88)%
+200	(6.71)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2016, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 4.76% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 3.84% increase.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $771.8 million and $537.7 million, respectively, at September 30, 2016 and December 31, 2015. As in the past, our portfolios of loans and securities provided liquidity in the current nine-month period, with cash flows from the repayment and sale of loans totaling $9.1 billion and cash flows from the repayment and sale of securities totaling $2.7 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2016, our available borrowing capacity with the FHLB-NY was $7.7 billion. In addition, the Banks had $159.1 million of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At September 30, 2016, the maximum amount the Community Bank could borrow from the FRB-NY was $1.3 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $130.5 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first nine months of 2016, the volume of loans originated for investment was $7.2 billion. During this time, the net cash provided by investing activities totaled $1.1 billion. Our operating activities provided net cash of $395.8 million in the current nine-month period, while the net cash used in our financing activities totaled $1.3 billion.

CDs due to mature in one year or less from September 30, 2016 totaled $7.0 billion, representing 95.0% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

The Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Due to the prepayment charge incurred in the fourth quarter of 2015 in connection with the aforementioned debt repositioning, dividends to be paid by the Company in November 2016 required regulatory clearance, which was received.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the nine months ended September 30, 2016, the Banks paid dividends totaling $250.0 million to the Parent Company, leaving $180.6 million they could dividend to the Parent Company without regulatory approval at that date. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved. Additional sources of liquidity available to the Parent Company at the end of September included $66.0 million in cash and cash equivalents and $2.0 million of available-for-sale securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At September 30, 2016, we held derivative financial instruments with a notional value of $3.7 billion. (Please see Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In the nine months ended September 30, 2016, stockholders’ equity rose $155.8 million to $6.1 billion, representing 12.31% of total assets and a book value of $12.50. The December 31, 2015 balance represented 11.79% of total assets and a book value per share of $12.24.

We calculate book value per share by dividing the amount of stockholders’ equity at the end of a period by the number of shares outstanding at the same date. At September 30, 2016 and December 31, 2015, we had outstanding shares of 487,066,151 and 484,943,308, respectively.

Tangible stockholders’ equity rose $157.8 million in the first nine months of this year to $3.7 billion, after the distribution of quarterly cash dividends totaling $248.1 million. The September 30th balance represented 7.77% of tangible assets and a tangible book value per share of $7.50. At December 31, 2015, tangible stockholders equity equaled $3.5 billion and represented 7.30% of tangible assets and a tangible book value per share of $7.21.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. At September 30, 2016 and December 31, 2015, we recorded goodwill of $2.4 billion; we recorded CDI of $605,000 and $2.6 million, respectively, at the corresponding dates. (Please see the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear earlier in this report.)

Both stockholders’ equity and tangible stockholders’ equity include AOCL, which declined $5.7 million from the balance at the end of December to $51.3 million at September 30, 2016. The reduction was the result of a $1.7 million increase in the net unrealized gain on available-for-sale securities, net of tax, to $4.7 million; a $4.0 million decrease in pension and post-retirement obligations, net of tax, to $50.7 million; and a nominal decline in the net unrealized loss on the non-credit portion of OTTI losses, net of tax, to $5.3 million.

At September 30, 2016, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our Common Equity Tier 1, Tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At September 30, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,709,088	10.25%	$3,709,088	10.25%	$4,240,696	11.72%	$3,709,088	7.95%
Minimum for capital adequacy purposes	1,628,426	4.50	2,171,234	6.00	2,894,979	8.00	1,865,950	4.00

Excess	$2,080,662	5.75%	$1,537,854	4.25%	$1,345,717	3.72%	$1,843,138	3.95%

In accordance with Basel III, the inclusion of trust preferred securities as Tier 1 capital—which was reduced from 100% in 2014 to 25% in 2015—is now completely phased out.

In addition, Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At September 30, 2016, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 372 basis points and the fully-phased in capital conservation buffer by 122 basis points.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at September 30, 2016:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At September 30, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,651,254	10.83%	$3,651,254	10.83%	$3,812,574	11.31%	$3,651,254	8.43%
Minimum for capital adequacy purposes	1,517,593	4.50	2,023,457	6.00	2,697,943	8.00	1,731,516	4.00

Excess	$2,133,661	6.33%	$1,627,797	4.83%	$1,114,631	3.31%	$1,919,738	4.43%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At September 30, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$365,848	13.31%	$365,848	13.31%	$390,103	14.19%	$365,848	10.26%
Minimum for capital adequacy purposes	123,672	4.50	164,895	6.00	219,861	8.00	142,570	4.00

Excess	$242,176	8.81%	$200,953	7.31%	$170,242	6.19%	$223,278	6.26%

As of September 30, 2016, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum Common Equity Tier 1 ratio of 6.50%; a minimum Tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended September 30, 2016

We generated earnings of $125.3 million in the current third quarter, as compared to $126.5 million and $114.7 million, respectively, in the trailing and year-earlier three months. All three quarter’s earnings were equivalent to $0.26 per diluted share.

The number of shares used in the computation of diluted earnings per share in the current third and trailing quarters reflects the issuance of 40,625,000 shares in the fourth quarter of 2015 through a secondary common stock offering announced on October 29, 2015.

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

The cost of our deposits and short-term borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target fed funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. On December 17, 2015, the FOMC raised the target fed funds rate for the first and only time since it was lowered to a range of 0% to 0.25% in the fourth quarter of 2008. The FOMC has maintained the rate at a range of 0.25% to 0.50% since December 17, 2015.

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the third quarter of 2016, the average five-year CMT was 1.13%, as compared to 1.24% and 1.56%, respectively, in the trailing and year-earlier quarters. The average ten-year CMT was 1.56% in the current third quarter, as compared to 1.75% and 2.22%, respectively, in the corresponding periods.

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

Net interest income totaled $318.4 million in the current third quarter, reflecting a sequential decrease of $7.2 million and a year-over-year increase of $39.0 million. The linked-quarter decline was the net effect of a $3.5 million drop in interest income and a $3.6 million increase in interest expense. In contrast, the year-over-year increase was largely due to a $39.5 million reduction in interest expense, as the benefit of the debt repositioning that took place in last year’s fourth quarter resulted in a substantially lower cost of borrowed funds.

The linked-quarter decline in net interest income reflects the following factors:

•	Interest income fell $3.5 million sequentially to $416.1 million as the impact of a six-basis point drop in the average yield, to 3.80%, on interest-earning assets exceeded the benefit of a $299.2 million rise in the average balance of interest-earning assets to $43.8 billion.

•	While the average yield on securities rose seven basis points sequentially to 4.33%, reflecting an increase in prepayment income, the average yield on loans declined eight basis points to 3.74% as prepayment income declined. The contribution of prepayment income to the average yield on securities rose 11 basis points sequentially to 80 basis points in the current third quarter, while the contribution of prepayment income to the average yield on loans fell five basis points to 14 basis points. The impact of the decline in the average yield on loans was somewhat tempered by a $483.4 million rise in the average balance to $39.3 billion, while the rise in the average yield on securities and money market investments was somewhat tempered by a $184.2 million decline in the average balance, reflecting the aforementioned rise in securities calls.

•	Interest expense rose $3.6 million sequentially to $97.7 million as the impact of a $456.7 million rise in average interest-bearing liabilities to $40.0 billion was coupled with a one-basis point rise in the average cost of funds to 0.97%. While the rise in the average balance was largely attributable to a $415.8 million increase in average borrowed funds to $13.8 billion, the rise in the average cost was primarily due to a two-basis point increase in the average cost of interest-bearing deposits to 0.66%. The average cost of borrowed funds fell three basis points quarter-over-quarter, while the average balance of interest-bearing deposits rose $40.9 million to $26.2 billion.

In contrast, the year-over-year increase in net interest income reflects the following factors:

•	The interest income recorded in the current third quarter was fairly consistent with the interest income recorded in the year-earlier three months, as both the average balance of, and average yield on, interest-earning assets held steady year-over-year.

•	While the average balance of loans rose $2.9 billion year-over-year, reflecting the solid volume of loan originations, the average balance of securities and money market investments fell $2.9 billion during this time. The latter decline was attributable to the significant volume of securities calls, primarily in the first quarter, in connection with the decrease in market interest rates. Largely reflecting a 73-basis point increase in the contribution of prepayment income, the average yield on securities rose 114 basis points from the level recorded in the year-earlier three months. The average yield on interest-earning assets in the first nine months of this year was unchanged from the year-earlier measure, as the related rise in the average yield on securities and money market investments was offset by a 19-basis point decline in the average yield on loans. Prepayment income contributed 26 basis points to the average yield on loans in the year-earlier third quarter, exceeding the current third-quarter contribution by 12 basis points.

•	The $39.5 million decline in interest expense from the year-earlier level was driven by a $43.2 million decline in interest expense on borrowed funds. Reflecting the significant benefit of the debt repositioning previously mentioned, the average cost of borrowed funds fell 110 basis points to 1.55% in the current third quarter, while the average balance of such funds fell $719.9 million. The benefit of these declines more than offset the impact of a $393.6 million increase in the average balance of interest-bearing deposits to $26.2 billion, which was accompanied by a five-basis point rise in the average cost.

Net Interest Margin

At 2.91%, the margin was eight basis points narrower than the trailing-quarter measure and 35 basis points wider than the margin in the third quarter of last year.

While the linked-quarter decline was largely attributable to the drop in the average yield on interest-earning assets and the higher average cost of interest-bearing deposits, the year-over-year increase primarily reflects the benefit of the aforementioned strategic debt repositioning and the resultant decline in the average cost of borrowed funds.

The following table summarizes the contribution of prepayment income from loans and securities to our interest income and net interest margin in the three months ended September 30, 2016, June 30, 2016, and September 30, 2015:

	For the Three Months Ended
(in thousands)	September 30, 2016		June 30, 2016		September 30, 2015
Total interest income	$416,096		$419,615		$416,550
Contribution of prepayment income to interest income:
From loans	$13,422		$18,192		$23,076
From securities	8,947		8,052		1,409

Total prepayment income	$22,369		$26,244		$24,485

Net interest margin	2.91%		2.99%		2.56%
Contribution of prepayment income to net interest margin:
From loans	12	bps	16	bps	21	bps
From securities	8		8		1

Total contribution of prepayment income to net interest margin	20	bps	24	bps	22	bps

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

Net Interest Income Analysis

	For the Three Months Ended
	September 30, 2016				June 30, 2016				September 30, 2015
			Average				Average				Average
	Average		Yield/		Average		Yield/		Average		Yield/
(dollars in thousands)	Balance	Interest	Cost		Balance	Interest	Cost		Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,337,380	$367,932	3.74%		$38,853,991	$370,482	3.82%		$36,435,984	$357,916	3.93%
Securities and money market investments (2)(3)	4,435,332	48,164	4.33		4,619,569	49,133	4.26		7,325,746	58,634	3.19

Total interest-earning assets	43,772,712	416,096	3.80		43,473,560	419,615	3.86		43,761,730	416,550	3.80
Non-interest-earning assets	5,386,459				5,225,781				5,208,623

Total assets	$49,159,171				$48,699,341				$48,970,353

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,356,174	$15,866	0.47%		$13,406,017	$15,286	0.46%		$12,728,206	$11,770	0.37%
Savings accounts	5,629,135	7,439	0.53		5,849,980	7,354	0.51		7,446,936	12,739	0.68
Certificates of deposit	7,245,325	20,501	1.13		6,933,766	18,738	1.09		5,661,888	15,539	1.09

Total interest-bearing deposits	26,230,634	43,806	0.66		26,189,763	41,378	0.64		25,837,030	40,048	0.61
Borrowed funds	13,802,662	53,867	1.55		13,386,815	52,664	1.58		14,522,556	97,090	2.65

Total interest-bearing liabilities	40,033,296	97,673	0.97		39,576,578	94,042	0.96		40,359,586	137,138	1.35
Non-interest-bearing deposits	2,832,569				2,971,058				2,576,350
Other liabilities	212,303				122,537				211,718

Total liabilities	43,078,168				42,670,173				43,147,654
Stockholders’ equity	6,081,003				6,029,168				5,822,699

Total liabilities and stockholders’ equity	$49,159,171				$48,699,341				$48,970,353

Net interest income (loss)/interest rate spread		$318,423	2.83%			$325,573	2.90%			$279,412	2.45%

Net interest margin			2.91%				2.99%				2.56%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.10	x			1.08	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for (Recovery of) Loan Losses

Provision for (Recovery of) Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded provisions for non-covered loan losses of $1.2 million and $2.7 million in the three months ended September 30, 2016 and June 30, 2016, respectively. By comparison, we recovered $512,000 from the non-covered loan loss allowance in the third quarter of 2015.

Recovery of Losses on Covered Loans

A recovery of losses on covered loans is recorded when we have reason to believe that the cash flows from certain pools of loans acquired in our FDIC-assisted transactions will exceed our expectations due to an improvement in their credit quality. Conversely, if we have reason to believe that the cash flows from certain pools of such acquired loans will fall short of our expectations as a result of a decline in credit quality, we instead record a provision for losses on covered loans.

Reflecting our expectations, we recovered $1.3 million, $1.8 million, and $8.5 million from the allowance for covered loan losses in the three months ended September 30, 2016, June 30, 2016, and September 30, 2015, respectively.

Because our FDIC loss sharing agreements call for the FDIC to share in any recoveries of covered loan losses—and for the FDIC to reimburse us for a portion of our losses on covered loans—we record FDIC indemnification expense in “Non-interest income” in the same period that a recovery from the allowance for covered loan losses is recorded. The recoveries recorded in the aforementioned quarters were largely offset by FDIC indemnification expense of $1.0 million, $1.5 million, and $6.8 million, respectively, recorded in “Non-interest income” in the corresponding periods.

In the event that we had recorded provisions for covered loan losses, we would have recorded FDIC indemnification income in “Non-interest income” in the same periods.

For additional information about our provisions for and recoveries of loan losses, please see the discussion of the allowances for loan losses under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—mortgage banking income; fee income (in the form of retail deposit fees and charges on loans); income from our investment in bank-owned life insurance (“BOLI”); gains on the sale of securities; and revenues produced through the sale of third-party investment products and those produced through our wholly-owned subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

Non-interest income rose $3.2 million sequentially and $3.0 million year-over-year to $40.6 million in the three months ended September 30, 2016. The respective increases were driven by mortgage banking income, which rose $6.0 million and $5.5 million, respectively, to $12.9 million from the levels recorded in the trailing and year-earlier three months.

The following table summarizes our mortgage banking income for the periods indicated:

	For the Three Months Ended
	September 30,	June 30,	September 30,
(in thousands)	2016	2016	2015
Mortgage Banking Income:
Income from originations	$10,884	$10,194	$7,524
Servicing income (loss)	2,041	(3,237)	(50)

Total mortgage banking income	$12,925	$6,957	$7,474

As reflected in the preceding table, income from originations accounted for $10.9 million of mortgage banking income in the current third quarter, while servicing income accounted for the remaining $2.0 million. In the trailing and year-earlier quarters, income from originations was tempered by servicing losses as the effectiveness of hedging was adversely impacted by the volatility of mortgage interest rates.

In addition to the increase in mortgage banking income, the linked-quarter rise in non-interest income reflects modest gains in fee income and BOLI income, together with a modest reduction in FDIC indemnification expense. These contributing factors were nonetheless offset by a $2.4 million decline in the gain on sales of loans to $3.5 million and a $1.9 million decrease in other non-interest income to $9.3 million.

While mortgage banking income contributed substantially to the year-over-year rise in non-interest income, so too did a $5.8 million reduction in FDIC indemnification expense. The combined benefit of this decline and the rise in mortgage banking income was largely tempered by the combination of a $3.5 million reduction in the gain on sales of loans from the year-earlier level and by a $4.6 million decline in other non-interest income from the year-earlier amount.

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

The following table summarizes our non-interest income in the three months ended September 30, 2016, June 30, 2016, and September 30, 2015:

Non-Interest Income Analysis

	For the Three Months Ended
	September 30,	June 30,	September 30,
(in thousands)	2016	2016	2015
Mortgage banking income	$12,925	$6,957	$7,474
Fee income	8,640	7,917	8,765
BOLI income	7,029	6,843	7,117
Net gain on sales of loans	3,465	5,878	7,013
Net gain on sales of securities	237	13	140
FDIC indemnification expense	(1,031)	(1,479)	(6,813)
Other income:
Peter B. Cannell & Co., Inc.	5,535	5,685	6,314
Third-party investment product sales	2,467	3,459	3,684
Other	1,328	2,093	3,893

Total other income	9,330	11,237	13,891

Total non-interest income	$40,595	$37,366	$37,587

Non-Interest Expense

Non-interest expense totaled $161.7 million in the current third quarter, modestly higher than the trailing-quarter level and $14.4 million higher than the year-earlier amount. Operating expenses accounted for $158.9 million of the current third-quarter total, consistent with the level recorded in the second quarter of this year. While compensation and benefits expense and occupancy and equipment expense rose modestly quarter-over-quarter, the combined increase was exceeded by a $1.0 million decline in G&A expense.

Year-over-year, operating expenses were up $12.9 million in the current third quarter, largely reflecting a $12.6 million rise in G&A expense that was primarily attributable to an increase in FDIC deposit insurance premiums and a rise in professional service fees. While compensation and benefits expense rose $1.9 million year-over-year, to $86.1 million, the impact of said increase was largely offset by a $1.6 million decline in occupancy and equipment expense to $24.3 million. Compensation and benefits expense rose year-over-year as we continued to expand certain back-office departments as part of our preparations to comply with the regulatory requirements applicable to systematically important financial institutions (“SIFIs”).

Also included in non-interest expense in the current third quarter was CDI amortization of $542,000 and merger-related expenses of $2.2 million in connection with our proposed merger with Astoria Financial. In the trailing quarter, CDI amortization totaled $606,000 and merger-related expenses amounted to $1.3 million. CDI amortization totaled $1.3 million in the third quarter of 2015; there were no merger-related expenses recorded during that time.

Income Tax Expense

Income tax expense totaled $72.1 million in the current third quarter, $2.6 million lower than the trailing-quarter level and $8.1 million higher than the year-earlier amount. The linked-quarter decline was attributable to a $3.7 million drop in pre-tax income to $197.4 million and a decline in the effective tax rate to 36.52% from 37.13%. The year-over-year rise in income tax expense was attributable to an $18.7 million increase in pre-tax income to $197.4 million and an increase in the effective tax rate from 35.83%.

Earnings Summary for the Nine Months Ended September 30, 2016

In the first nine months of 2016, we generated earnings of $381.7 million, or $0.78 per diluted share, as compared to earnings of $357.7 million, or $0.80 per diluted share, in the first nine months of 2015.

The calculation of diluted earnings per share in the current nine-month period reflects the issuance of 40,625,000 shares in the fourth quarter of 2015, as previously discussed in the earnings summary for the current three-month period.

Net Interest Income

Largely reflecting the benefit of the fourth quarter 2015 debt repositioning previously mentioned, net interest income rose $114.6 million year-over-year to $971.9 million in the current nine-month period as the impact of a $7.6 million decline in interest income to $1.3 billion was exceeded by the benefit of a $122.1 million decline in interest expense to $287.7 million. During this time, our net interest margin rose 32 basis points to 2.95%.

The following factors contributed to the year-over-year increase in our net interest income and margin:

•	Average interest-earning assets rose $495.9 million year-over-year to $44.0 billion, the net effect of a $2.8 billion increase in average loans to $38.9 billion and a $2.3 billion reduction in average securities and money market investments to $5.1 billion. The benefit of the higher average balance of interest-earning assets was partly offset by a seven-basis point reduction in the average yield to 3.82%. While the average yield on loans fell 23 basis points year-over-year to 3.77%, the impact was largely tempered by an 86-basis point increase in the average yield on securities and money market investments, to 4.22%. The latter increase was primarily attributable to yield maintenance fees received on securities that prepaid in the nine months ended September 30, 2016. Specifically, prepayment income contributed 78 basis points to the average yield on securities in the current nine-month period, a 58-basis point increase from the contribution in the year-earlier nine months. In contrast, prepayment income contributed 15 basis points and 30 basis points, respectively, to the average yield on loans in the nine months ended September 30, 2016 and 2015.

•	Average interest-bearing liabilities rose $213.8 million year-over-year to $40.2 billion, as the average balance of interest-bearing deposits rose $225.0 million to $26.2 billion and the average balance of borrowed funds fell a modest $11.2 million to $14.1 billion. The impact of the rise in the average balance of interest-bearing liabilities was nonetheless exceeded by the benefit of a 42-basis point decline in the average cost of funds to 0.95%. The latter decline was primarily due to the debt repositioning that took place in last year’s fourth quarter, as the average cost of borrowed funds in the current nine-month period fell 121 basis points year-over-year to 1.53%. The latter decline more than offset the impact of a two-basis point rise in the average cost of interest-bearing deposits to 0.64%.

The following table summarizes the contribution of prepayment income from loans and securities to the Company’s interest income and net interest margin in the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
(in thousands)	2016		2015
Total interest income	$1,259,521		$1,267,083
Prepayment income:
From loans	$42,648		$79,919
From securities	29,695		10,917

Total prepayment income	$72,343		$90,836

Net interest margin	2.95%		2.63%
Contribution of prepayment income to net interest margin:
From loans	13	bps	25	bps
From securities	9		3

Total contribution of prepayment income to net interest margin	22	bps	28	bps

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

Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2016				2015
			Average				Average
	Average		Yield/		Average		Yield/
(dollars in thousands)	Balance	Interest	Cost		Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,878,111	$1,099,137	3.77%		$36,041,137	$1,080,419	4.00%
Securities and money market investments (2)(3)	5,074,666	160,384	4.22		7,415,772	186,664	3.36

Total interest-earning assets	43,952,777	1,259,521	3.82		43,456,909	1,267,083	3.89
Non-interest-earning assets	5,316,971				5,233,526

Total assets	$49,269,748				$48,690,435

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,349,201	$45,771	0.46%		$12,587,941	$34,549	0.37%
Savings accounts	6,112,342	25,001	0.55		7,535,136	37,997	0.67
Certificates of deposit	6,700,188	55,129	1.10		5,813,625	48,384	1.11

Total interest-bearing deposits	26,161,731	125,901	0.64		25,936,702	120,930	0.62
Borrowed funds	14,083,459	161,758	1.53		14,094,665	288,876	2.74

Total interest-bearing liabilities	40,245,190	287,659	0.95		40,031,367	409,806	1.37
Non-interest-bearing deposits	2,817,043				2,633,214
Other liabilities	179,471				214,181

Total liabilities	43,241,704				42,878,762
Stockholders’ equity	6,028,044				5,811,673

Total liabilities and stockholders’ equity	$49,269,748				$48,690,435

Net interest income/interest rate spread		$971,862	2.87%			$857,277	2.52%

Net interest margin			2.95%				2.63%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x			1.09	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for (Recovery of) Loan Losses

Provision for (Recovery of) Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for non-covered loan losses, we recorded a provision for losses on non-covered loans of $6.7 million in the nine months ended September 30, 2016. In the nine months ended September 30, 2015, we recovered $3.3 million from the allowance for losses on non-covered loans.

Recovery of Losses on Covered Loans

In the first nine months of 2016 and 2015, we recovered $6.0 million and $5.4 million, respectively, from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of covered loans as their credit quality improved. In connection with the respective recoveries, we recorded FDIC indemnification expense of $4.8 million and $4.3 million in “Non-interest income” during the corresponding periods.

Non-Interest Income

In the first nine months of 2016, we recorded non-interest income of $113.2 million, as compared to $151.7 million in the first nine months of 2015. The $38.5 million decline was primarily driven by a $17.8 million reduction in mortgage banking income to $24.0 million; a $14.2 million reduction in other income to $30.8 million; and a $6.6 million decline in the gain on sales of loans to $15.1 million, as the volume of multi-family and CRE loans sold declined to $1.3 billion from $1.5 billion year-over-year.

As reflected in the following table, the year-over-year decline in mortgage banking income was entirely driven by the servicing loss recorded in the current nine-month period. While income from originations rose modestly year-over-year, the increase was more than offset by the $18.9 million difference between last year’s servicing income and this year’s servicing loss. The year-over-year decline in servicing income reflects a change in the valuation model assumptions relating to MSRs and a decline in valuation during a period of unusual interest rate volatility.

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Mortgage Banking Income:
Income from originations	$34,691	$33,599
Servicing (loss) income	(10,671)	8,249

Total mortgage banking income	$24,020	$41,848

The decline in other income in the current nine-month period was largely due to a $7.8 million gain on the sale of an OREO property that occurred in the second quarter of 2015. No comparable gain was recorded in the first nine months of 2016.

The following table summarizes the components of non-interest income for the nine months ended September 30, 2016 and 2015:

Non-Interest Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Mortgage banking income	$24,020	$41,848
Fee income	24,480	25,937
BOLI income	23,208	20,595
Net gain on sales of loans	15,118	21,716
Net gain on sales of securities	413	943
FDIC indemnification expense	(4,828)	(4,347)
Other income:
Peter B. Cannell & Co., Inc.	17,100	20,351
Third-party investment product sales	8,823	10,005
Other	4,864	14,674

Total other income	30,787	45,030

Total non-interest income	$113,198	$151,722

Non-Interest Expense

In the first nine months of 2016, we recorded non-interest expense of $481.0 million, a $25.0 million increase from the level recorded in the year-earlier nine months. Operating expenses accounted for $474.4 million of the current nine-month total, and were up $22.5 million from the year-earlier amount.

The rise in operating expenses was primarily due to a $19.1 million increase in G&A expense to $139.3 million, including a $10.6 million increase in FDIC deposit insurance premiums to $45.0 million and an increase in various professional service fees. In addition, compensation and benefits expense rose $6.8 million year-over-year to $261.2 million, largely reflecting the expansion of certain back-office departments, as previously mentioned in the three-month discussion of non-interest expense.

The increase in operating expenses was modestly tempered by a $3.4 million decline in occupancy and equipment expense to $73.8 million, primarily reflecting an increase in rental income in the first nine months of this year.

CDI amortization and merger-related expenses accounted for $2.0 million and $4.7 million, respectively, of non-interest expense in the current nine-month period; while no merger expenses were recorded in the year-earlier nine months, CDI amortization totaled $4.2 million during that time.

Income Tax Expense

Income tax expense rose $17.7 million year-over-year to $221.7 million in the nine months ended September 30, 2016. During this time, pre-tax income rose $41.7 million to $603.4 million, while the effective tax rate rose to 36.74% from 36.32%.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Following the announcement on October 29, 2015 of the execution of the Company’s merger agreement with Astoria Financial, six putative class action lawsuits filed in the Supreme Court of the State of New York, County of Nassau, challenging the proposed merger between Astoria Financial Corporation (“Astoria Financial”) and New York Community Bancorp, Inc. (“NYCB”). These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) Firemen’s Ret. Sys. of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015 ). On January 15, 2016, the court consolidated the New York Actions under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015 (the “New York Action”), and a consolidated amended complaint was filed on January 29, 2016. In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016) (the “Delaware Action”).

Each of the lawsuits challenging the proposed transaction is a putative class action filed on behalf of the stockholders of Astoria Financial and names as defendants Astoria Financial, its directors, and the Company. The complaint in the New York Action and the Delaware Action are substantially identical. The complaints allege, among other things, that the directors of Astoria Financial breached their fiduciary duties in connection with their approval of the merger agreement, including by: agreeing to an allegedly unfair price for Astoria Financial; approving the transaction notwithstanding alleged conflicts of interest; agreeing to deal protection devices that plaintiffs allege are unreasonable; and by failing to disclose certain facts about the process that led to the merger and financial analyses performed by Astoria Financial’s financial advisors. The complaints also allege that NYCB aided and abetted those alleged fiduciary breaches. The actions seek, among other things, an order enjoining completion of the proposed merger.

On April 6, 2016, the parties to the New York Action entered into a Memorandum of Understanding (“MOU”) setting out the terms of an agreement in principle to settle all claims alleged on behalf of the putative class relating to the merger, which were disclosed on April 8, 2016. The MOU provides, among other things, that Astoria Financial will make certain supplemental disclosures relating to the merger. The settlement is subject to, among other things, the execution of definitive documentation, the completion of the merger, and the approval by the court of the proposed settlement. There can be no assurance that the court will approve the settlement contemplated by the MOU. If the court does not approve the settlement, or if the settlement is otherwise disallowed, the proposed settlement as contemplated by the MOU may be terminated.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and its Quarterly Report on Form 10-Q for the three months ended September 30, 2015, there is one additional risk factor in connection with the Company’s proposed merger with Astoria Financial to be considered, as described below:

The termination date of the merger agreement may not be extended and the merger agreement may be terminated in accordance with its terms.

Under the terms of the merger agreement with Astoria Financial, either the Company or Astoria Financial may terminate the merger agreement if the merger has not occurred by December 31, 2016. Before the merger of the Company and Astoria Financial and of the Community Bank and Astoria Bank may be completed, the Company and Astoria Financial must obtain approvals from the Federal Reserve Board, the FDIC, and the NYSDFS. Based on discussions with the Company’s regulators, the Company does not expect to receive, prior to the end of 2016, the regulatory approvals required to consummate the merger with Astoria. There can be no assurances that the parties will agree to extend the termination date or that, if extended, the requisite regulatory approvals will be received by such extended date.

In the event the parties are unable to agree to extend the termination date, at any time after December 31, 2016, either party may terminate the merger agreement, without penalty, in accordance with its terms. If the merger agreement is terminated, there may be various consequences. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed and have a beneficial impact on our financial position and results. In addition, if the merger is not completed, the Company will have incurred substantial expenses that it will be required to recognize without realizing the expected benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Repurchased Pursuant to the Company’s Stock-Based Incentive Plans

Participants in the Company’s stock-based incentive plans may have shares of common stock withheld to fulfill the income tax obligations that arise in connection with the vesting of their stock awards. Shares that are withheld for this purpose are repurchased pursuant to the terms of the applicable stock-based incentive plan, rather than pursuant to the share repurchase program authorized by the Board of Directors, described below.

During the three months ended September 30, 2016, the Company allocated $206,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Third Quarter 2016	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
July 1 – July 31	12,217	$14.82	$181
August 1 – August 31	824	14.43	12
September 1 – September 30	914	14.38	13

Total shares repurchased	13,955	14.77	$206

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at September 30, 2016. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit 3.1:	Amended and Restated Certificate of Incorporation (1)

Exhibit 3.2:	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

Exhibit 3.3:	Bylaws, as amended and restated (3)

Exhibit 4.1:	Specimen Stock Certificate (4)

Exhibit 4.2:	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

Exhibit 31.1:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:	Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit 32:	Certifications pursuant to 18 U.S.C. 1350

Exhibit 101:	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 000-22278).
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 001-31565) and to Exhibit 3.1 filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 001-31565).
(3)	Incorporated by reference to Exhibit 3(iii) filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 23, 2015 (File No. 001-31565).
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-66852).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2016	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 9, 2016	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer