Form 10-K
period 2016-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2017-03-01
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the shares of common stock outstanding of the registrant was $7.1 billion, excluding 12,693,918 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2016, $14.99 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 21, 2017 was 488,462,117 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2017 are incorporated by reference into Part III.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	potential increases in costs if the Company is designated a “Systemically Important Financial Institution” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);

•	heightened regulatory focus on CRE concentration and related limits that have been, or may in the future be, imposed by regulators;

•	our use of derivatives to mitigate our interest rate exposure;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions we may propose;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;

•	failure to obtain applicable regulatory approvals for the payment of future dividends;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	a material breach in performance by the Community Bank under our loss sharing agreements with the FDIC;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

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

NON-ACCRUAL LOAN

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan generally is returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

General

New York Community Bancorp, Inc. is organized under Delaware Law as a multi-bank holding company with two primary subsidiaries: New York Community Bank and New York Commercial Bank (hereinafter referred to as the “Community Bank” and the “Commercial Bank,” respectively, and collectively as the “Banks”). The Community Bank currently has 225 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona, and the Commercial Bank currently has 30 branches in Metro New York.

New York Community Bank

Established in 1859, the Community Bank is a New York State-chartered savings bank with 225 branches that currently operate through seven local divisions. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of traditional and non-traditional products and services, and access to multiple service channels, including online banking, mobile banking, and banking by phone.

In New York, we currently serve our Community Bank customers through Roslyn Savings Bank, with 44 branches on Long Island, a suburban market east of New York City comprised of Nassau and Suffolk counties; Queens County Savings Bank, with 38 branches in the New York City borough of Queens; Richmond County Savings Bank, with 20 branches in the borough of Staten Island; and Roosevelt Savings Bank, with seven branches in the borough of Brooklyn. In the Bronx, we currently have two branches that operate directly under the name “New York Community Bank.”

In New Jersey, we serve our Community Bank customers through 45 branches that operate under the name Garden State Community Bank. In Florida and Arizona, where we have 27 and 14 branches, respectively, we serve our customers through the AmTrust Bank division of the Community Bank. In Ohio, we serve our Community Bank customers through 28 branches of Ohio Savings Bank.

We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury residential apartment buildings with rent-regulated units that feature below-market rents. In addition to multi-family loans, which are our principal asset, we originate commercial real estate (“CRE”) loans (primarily in New York City, as well as on Long Island) and, to a much lesser extent, acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans. C&I loans consist of specialty finance loans and leases, and other C&I loans that are typically made to small and mid-size business in Metro New York.

Unlike the aforementioned loans, which are originated for investment, the one-to-four family loans we produce are primarily originated for sale. In 2016, the vast majority of the one-to-four family loans we produced were agency-conforming loans sold to government-sponsored enterprises (“GSEs”), servicing retained.

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

Established in December 2005, the Commercial Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, and government agencies, with a comprehensive menu of business solutions, including installment loans, revolving lines of credit, and cash management services. In addition, the Commercial Bank offers online banking, mobile banking, and banking by phone.

Customers of the Commercial Bank may transact their business at any of our 225 Community Bank branches, and Community Bank customers may transact their business at any of the 30 branches of the Commercial Bank. In addition, customers of the Banks have access to their accounts through our ATMs in all five states.

On September 17, 2015, the Company submitted an application to the Federal Deposit Insurance Corporation (the “FDIC”) and the New York State Department of Financial Services (the “NYSDFS”) requesting approval to merge the Commercial Bank with and into the Community Bank. The merger was approved by the NYSDFS on September 16, 2016 and, as of the date of this filing, was pending the approval of the FDIC. Upon completion of the pending merger, the 30 Commercial Bank branches will continue operations as branches of the Community Bank.

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

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 31.4 million, and the number of banks and thrifts we compete with currently exceeds 300. With total deposits of $28.9 billion at December 31, 2016, we ranked eleventh among all bank and thrift depositories serving these 26 counties. We also ranked second among all banks and thrifts in Union County, New Jersey, and third among all banks and thrifts in Richmond, Queens, and Nassau Counties in New York. (Market share information was provided by S&P Global Market Intelligence.) We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms.

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

We compete for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 225 Community Bank branches and 30 Commercial Bank branches, we have 271 ATM locations, including 247 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service, through mobile banking, and online through our three websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com. We also offer certain money market accounts, certificates of deposit (“CDs”), and checking accounts through a dedicated website: www.myBankingDirect.com.

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

Another competitive advantage is our strong community presence, with April 14, 2016 having marked the 157th year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

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

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 28 active subsidiary corporations. Of these, 22 are direct subsidiaries of the Community Bank and six are subsidiaries of Community Bank-owned entities.

The 22 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

Mt. Sinai Ventures, LLC	Delaware	A joint venture partner in the development, construction, and sale of a 177-unit golf course community in Mt. Sinai, NY, all the units of which were sold by December 31, 2006

NYCB Mortgage Company, LLC	Delaware	Holding company for Walnut Realty Holding Company, LLC

NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment financing, and dealer-floor plan loans.

Realty Funding Company, LLC	Delaware	Holding company for subsidiaries owning an interest in real estate

Woodhaven Investments, LLC.	Delaware	Holding company for Ironbound Investment Company, Inc.

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

Blizzard Realty Corp.	New York	Organized to own interests in real estate

CFS Investments, Inc.	New York	Sells non-deposit investment products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate

O.B. Ventures, LLC	New York	A joint venture partner in a 370-unit residential community in Plainview, New York, all the units of which were sold by December 31, 2004

RCBK Mortgage Corp.	New York	Organized to own interests in certain multi-family loans

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

100 Duffy Realty, LLC	New York	Owns a back-office building

The six subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Holding Company, LLC	Delaware	Established to own Bank-owned properties

Your New REO, LLC	Delaware	Owns a website that lists bank-owned properties for sale

Ironbound Investment Company, LLC.	Florida	A REIT organized for the purpose of investing in mortgage-related assets that also is the principal shareholder of Richmond County Capital Corp.

1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp.

There are 89 additional entities that are subsidiaries of a Community Bank-owned entity organized to own interests in real estate.

The Commercial Bank has three active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The one direct subsidiary of the Commercial Bank is:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

There are three additional entities that are subsidiaries of the Commercial Bank that are organized to own interests in real estate.

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

Personnel

At December 31, 2016, the number of full-time equivalent employees was 3,487. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. See the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this annual report.

Regulation and Supervision

General

The Community Bank is a New York State-chartered savings bank and its deposit accounts are insured under the Deposit Insurance Fund (the “DIF”) of the FDIC up to applicable legal limits. The Commercial Bank is a New York State-chartered commercial bank and its deposit accounts also are insured by the DIF up to applicable legal limits. On September 17, 2015, the Company submitted an application to the FDIC and the NYSDFS requesting approval to merge the Commercial Bank with and into the Community Bank. The merger was approved by the NYSDFS on September 16, 2016 and is currently pending the approval of the FDIC.

For the fiscal year ended December 31, 2016, the Community Bank and the Commercial Bank were subject to regulation and supervision by the NYSDFS, as their chartering agency; by the FDIC, as their insurer of deposits; and by the Consumer Financial Protection Bureau (the “CFPB”).

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

Capital Requirements

In early July 2013, the Federal Reserve Board and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Act. “Basel III” generally refers to two consultative documents released by the Basel Committee on Banking Supervision in

December 2009. The “Basel III Rules” generally refer to the rules adopted by U.S. banking regulators in December 2010 to align U.S. bank capital requirements with Basel III and with the related loss absorbency rules they issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

The Basel III Rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for the purposes of calculating those ratios. Under the Basel III Rules, the Company and the Banks are required to maintain minimum capital in accordance with the following ratios: (i) a common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from the prior rules); and (iv) a tier 1 leverage ratio of 4%.

In addition, the Basel III Rules assign higher risk weights to certain assets, such as the 150% risk weighting assigned to exposures that are more than 90 days past due or are on non-accrual status, and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property. The Basel III Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. In addition, tier 2 capital is no longer limited to the amount of tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be required, subject to limitation, to be deducted from capital. Finally, tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale debt and equity securities.

The Basel III Rules also establish a “capital conservation buffer” (consisting entirely of common equity tier 1 capital) that will be 2.5% above the new regulatory minimum capital requirements when it is fully phased in. The result will be an increase in the minimum common equity tier 1, tier 1, and total capital ratios to 7.0%, 8.5%, and 10.5%, respectively. The phase-in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution can be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below these amounts. The Basel III Rules also establish a maximum percentage of eligible retained income that can be utilized for such capital distributions.

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

As a result of the Basel III Rules, new definitions of the relevant measures for the five capital categories took effect on January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 8% or greater, a common equity tier 1 risk-based capital ratio of 6.5% or greater, and a tier 1 leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 6% or greater, a common equity tier 1 risk-based capital ratio of 4.5% or greater, and a tier 1 leverage ratio of 4% or greater.

An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a tier 1 risk-based capital ratio of less than 6%, a common equity tier 1 risk-based capital ratio of less than 4.5%, or a tier 1 leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a tier 1 risk-based capital ratio of less than 4%, a common equity tier 1 risk-based capital ratio of less than 3%, or a tier 1 leverage ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

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

Stress Testing

Stress Testing for Banks with Assets of $10 Billion to $50 Billion

FDIC and FRB regulations require certain large insured depository institutions and bank holding companies to conduct annual capital-adequacy stress tests. The rules apply to state non-member banks and bank holding companies with total consolidated assets of more than $10 billion (“covered institutions”).

Under the rules, each covered institution with between $10 billion and $50 billion in assets is required to conduct annual stress tests, using the institution’s financial data as of December 31st of the preceding year, to assess the potential impact of different scenarios on the consolidated earnings and capital and certain related items over a nine-quarter, forward-looking planning horizon, taking into account all relevant exposures and activities. The Community Bank and the Company are required to report the results of the stress tests to the FDIC and the FRB, respectively, on or before July 31st of each year, and to subsequently publish a summary of the results between October 15th and October 31st. The rules prescribe the manner and form for such reports and, based on the information reported as well as other relevant information, the FDIC and FRB are expected to conduct an analysis of the quality of the respective covered institution’s stress test processes and the related results. The FDIC and FRB envision that feedback concerning such analysis would be provided to each covered institution through the supervisory process.

As discussed below, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) regime, additional capital stress testing requirements apply to financial institutions whose total consolidated assets average in excess of $50 billion over four consecutive quarters. At December 31, 2016, the four-quarter average of our total consolidated assets was $49.0 billion.

Stress Testing for Systemically Important Financial Institutions

Should the four-quarter average of our total consolidated assets exceed $50.0 billion (the current threshold for a Systemically Important Financial Institution, or “SIFI”), we would become subject to the FRB’s stress testing regulations administered under its CCAR capital planning and supervisory process. Under this regime, in addition to reporting the results of a SIFI’s own capital stress testing, the FRB uses its own models to evaluate whether each SIFI has the capital, on a total consolidated basis, necessary to continue operating under the economic and financial market conditions of stressed macroeconomic scenarios identified by the FRB. The FRB’s analysis includes an assessment of the projected losses, net income, and pro forma capital levels, and the regulatory capital ratio, tier 1 common ratio, and other capital ratios, for the SIFI, and uses such analytical techniques that the FRB determines to be appropriate to identify, measure, and monitor any risks of the SIFI that may affect the financial stability of the United States.

Boards of directors of SIFIs are required to review and approve capital plans before they are submitted to the FRB.

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

Real Estate Lending Standards

The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices, and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC Guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations as long as such exceptions are reviewed and justified appropriately. The FDIC Guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

The FDIC, the Office of the Comptroller of the Currency, and the FRB (collectively, the “Agencies”) also have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as CRE loans, does not establish specific lending limits but, rather, reinforces and enhances the Agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending.

Throughout this report and others filed by the Company to disclose its consolidated financial condition and results of operations, the Company refers to its loans secured by non-farm non-residential properties as “commercial real estate” or “CRE” loans. In addition, it refers to its loans for construction, land development, and other land as “acquisition, development, and construction” or “ADC” loans.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity.

In March 2016, the FDIC adopted final rules to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more, in order to fund the Dodd-Frank Act-mandated increase in the DIF’s designated reserve ratio from 1.15% to 1.35%. The final rules became effective on July 1, 2016. The surcharge, which equals 4.5 basis points of the institution’s deposit insurance assessment base, is in effect for assessments billed after the designated reserve ratio reaches 1.15%, and will continue until the reserve ratio reaches or exceeds 1.35%, but no later than December 31, 2018.

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

Holding Company Regulations

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings, and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of financial strength policy and requires regulations to facilitate its application. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

On January 30, 2017, the FRB issued a final rule that modified the CCAR capital plan and stress testing rules applicable to bank holding companies with $50 billion or more in total consolidated assets. The new rule excludes the capital plans of large and noncomplex CCAR firms from CCAR’s qualitative review and provides that the capital plans of large and noncomplex CCAR firms will no longer be subject to potential objection on qualitative grounds. The new rule also expands the transition period for new CCAR bank holding companies by (i) moving from December 31 to September 30 the cutoff date after which a new CCAR bank holding company must submit a capital plan by April 5 of the second year after it crosses the asset threshold (i.e., April 5, 2019 if it crosses the asset threshold after September 30, 2017) and (ii) providing that a new CCAR bank holding company will become subject to the CCAR stress testing rules in the year following the first year in which it submits a capital plan (i.e., 2020 if it crosses the asset threshold after September 30, 2017). As a result of the new rule, the Company may be required to expand its current capital planning beginning in 2019 and will be required to expand its current stress testing in 2020.

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

New York State Regulation

The Community Bank and the Commercial Bank also are subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest New York State CRA ratings received by the Community Bank and the Commercial Bank were “Outstanding” and “Satisfactory,” respectively.

Bank Secrecy and Anti-Money Laundering

Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures, and controls that are reasonably designed to prevent, detect, and report instances of money laundering and the financing of terrorism, and to verify the identity of their customers. In addition, these provisions require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules, based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). Beginning January 2017, the Banks are required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $115.1 million, plus 10% on the remainder, and the first $15.5 million of otherwise reservable balances will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Community Bank and the Commercial Bank currently are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank of New York (the “FHLB-NY”). As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2016, the Community Bank held $574.5 million of FHLB-NY stock and the Commercial Bank held $16.4 million of FHLB-NY stock.

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

Under New York State Banking Law, New York State-chartered stock-form savings banks and commercial banks may declare and pay dividends out of their net profits, unless there is an impairment of capital. Approval of the Superintendent is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less prior dividends paid.

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

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the Dodd-Frank Act, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Community Bank currently maintains 45 branches in New Jersey, 27 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 111 branches in New York State.

Acquisition of the Holding Company

Federal Restrictions

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Community Bank, and the Commercial Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company, the ability to control in any manner the election of a majority of the Company’s directors, or the power to exercise a controlling influence over the management or policies of the Company. Under the BHCA, an existing bank holding company would be required to obtain the FRB’s approval before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulation” earlier in this report.

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

Enterprise Risk Management

The Company’s and the Banks’ Boards of Directors are actively engaged in the process of overseeing our efforts to identify, measure, monitor, and mitigate risk. We maintain various internal controls to address risks that threaten our ability to achieve our goals and objectives, including with respect to safety and soundness and consumer protection. We have established an Enterprise Risk Management (“ERM”) program, which follows the FRB’s guidance on the adequacy of risk management processes and internal controls. Our risk management controls are designed to conform to the principles set forth in the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Boards are responsible for the approval and oversight of the execution of the ERM Program; setting and revising the Company and the Banks’ risk appetite in conjunction with the goals and objectives set forth in their strategic plans; and reviewing key risk indicators against established risk warning levels and limits, including those identified in reports presented by the Chief Risk Officer.

ITEM 1A.	RISK FACTORS

There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk, which arises from movements in interest rates; (2) credit risk, which arises from an obligor’s failure to meet the terms of any contract with a bank or to otherwise perform as agreed; (3) liquidity risk, which arises from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses; (4) legal/ compliance risk, which arises from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards; (5) market risk, which arises from changes in the value of portfolios of financial instruments; (6) strategic risk, which arises from adverse business decisions or improper implementation of those business decisions; (7) operational risk, which arises from problems with service or product delivery; and (8) reputational risk, which arises from negative public opinion.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the Federal Open Market Committee of the FRB. However, the yields generated by our loans and securities are typically driven by intermediate-term (e.g., five-year) interest rates, which are set by the market and generally vary from day to day. The level of our net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and, with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.

Changes in interest rates also could have an effect on loan refinancing activity which, in turn, would impact the amount of prepayment income we receive on our multi-family and CRE loans, and the amount of mortgage banking income we generate as a result of originating and servicing one-to-four family loans for sale. Because prepayment income is recorded as interest income, the extent to which it increases or decreases during any given period could have a significant impact on the level of net interest income and net income we generate during that time.

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

The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for non-covered loan losses, and therefore reduce our earnings.

The non-covered loans we originate for investment are primarily multi-family loans and, to a lesser extent, CRE loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than the one-to-four family mortgage loans we produce for investment and for sale. Our credit risk would ordinarily be expected to increase with the growth of our multi-family and CRE loan portfolios.

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

We seek to minimize the risks involved in our other C&I lending by underwriting such loans on the basis of the cash flows produced by the business; by requiring that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and by requiring personal guarantees. However, the capacity of a borrower to repay such a C&I loan is substantially dependent on the degree to which his or her business is successful. In addition, the collateral underlying other C&I loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operations of the business.

Although losses on the non-covered held-for-investment loans we produce have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this will be our experience in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing losses, but also could necessitate our recording a provision for losses on non-covered loans. Either of these events would have an adverse impact on our net income.

Economic weakness in the New York metropolitan region, where the majority of the properties collateralizing our multi-family, CRE, and ADC loans, and the majority of the businesses collateralizing our other C&I loans, are located could have an adverse impact on our financial condition and results of operations.

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

Furthermore, economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the level of cash dividends we currently pay to our shareholders.

If our covered loan portfolio experiences greater losses than we expected at the time of acquisition, or experiences losses following the expiration of the FDIC loss sharing agreements to which it is subject, or if those agreements are not properly managed, our financial condition and results of operations could be adversely affected.

The credit risk associated with the one-to-four family loans and other loans we acquired in our AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) acquisitions is largely mitigated by our loss sharing agreements with the FDIC. Nonetheless, these assets are not without risk. Although the loans and other real estate owned we acquired were initially accounted for at fair value, there is no assurance that they will not become impaired, which could require us to charge off such assets and, in doing so, recognize losses. Fluctuations in national, regional, and local economic conditions may increase the level of charge-offs on the loans we acquired in these transactions, and would therefore have an adverse impact on our net income. Such fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our results of operations and financial condition, even if other favorable events occur.

In addition, although our loss sharing agreements call for the FDIC to bear a significant portion of any losses related to the acquired loan portfolios, we are not protected from all losses resulting from charge-offs with respect to the acquired loans.

Furthermore, our FDIC loss sharing agreements are limited in their duration: The remaining agreements pertaining to the covered loans we acquired in connection with our AmTrust and Desert Hills acquisitions are scheduled to expire in December 2019 and March 2020, respectively.

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

Our primary sources of liquidity are the retail and institutional deposits we gather or acquire in connection with acquisitions, and the brokered deposits we accept; borrowed funds, primarily in the form of wholesale borrowings from the FHLB-NY and various Wall Street brokerage firms; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities. In addition, and depending on current market conditions, we have the ability to access the capital markets from time to time to generate additional liquidity.

Deposit flows, calls of investment securities and wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived; local and national economic conditions; and competition for deposits and loans in the markets we serve. The withdrawal of more deposits than we anticipate could have an adverse impact on our profitability as this source of funding, if not replaced by similar deposit funding, would need to be replaced with wholesale funding, the sale of interest-earning assets, or a combination of the two. The replacement of deposit funding with wholesale funding could cause our overall cost of funds to increase, which would reduce our net interest income and results of operations. A decline in interest-earning assets would also lower our net interest income and results of operations.

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

On November 20, 2015, the FRB issued a proposed rule that would provide companies that become subject to the modified LCR rule after the rule’s effective date a full year to comply with the rule. The proposed rule was finalized on December 19, 2016.

The modified LCR is a minimum requirement, and the FRB can impose additional liquidity requirements as a supervisory matter.

Should the average of our total consolidated assets over four consecutive quarters pass the current SIFI threshold of $50.0 billion, we would expect to be subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies.

Pursuant to the current requirements of the Dodd-Frank Act, a bank holding company whose total consolidated assets average more than $50 billion over the four most recent quarters is determined to be a SIFI, and therefore is subject to stricter prudential standards. In addition to capital and liquidity requirements, these standards primarily include risk-management requirements, dividend limits, and early remediation regimes.

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

See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Company and the Banks are subject.

Our enterprise risk management framework may not be effective in mitigating the risks to which we are subject, based upon the size, scope, and complexity of the Company.

As a financial institution, we are subject to a number of risks, including interest rate, credit, liquidity, legal/compliance, market, strategic, operational, and reputational. Our ERM framework is designed to minimize the risks to which we are subject, as well as any losses stemming from such risks. Although we seek to identify, measure, monitor, report, and control our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown and unanticipated.

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

Limitations on our ability to grow our portfolios of multi-family and CRE loans could adversely affect our ability to generate interest income, as well our financial condition and results of operations, perhaps materially.

Although we also originate ADC, one-to-four family, and C&I loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (87.8% of total loans as of December 31, 2016). Our position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. In view of the heightened regulatory focus on CRE concentration, we monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital to ensure that it remains within the 850% limit we have agreed to with our regulators. Were the ratio to exceed that limit, we would act to rectify it, either by reducing our multi-family, CRE, and ADC loan production and/or by raising additional capital. Either of these actions could have an adverse impact on our net interest income and our earnings capacity, as would any further regulatory limitations on our CRE lending. (See the discussion on CRE Guidance that appears in “FDIC Regulations – Real Estate Lending Standards” under “Regulation and Supervision” earlier in this report.)

The inability to engage in merger transactions, or to realize the anticipated benefits of acquisitions in which we might engage, could adversely affect our ability to compete with other financial institutions and weaken our financial performance.

Mergers and acquisitions have contributed significantly to our growth and it is possible that we will look to acquire other financial institutions, financial service providers, or branches of banks in the future.

Our ability to engage in future mergers and acquisitions would depend on our ability to identify suitable merger partners and acquisition opportunities, our ability to finance and complete negotiated transactions at acceptable prices and on acceptable terms, and our ability to obtain the necessary shareholder and regulatory approvals.

If we are unable to engage in or complete a desired acquisition or merger transaction, our financial condition and results of operations could be adversely impacted. As acquisitions have been a significant source of deposits, the inability to complete a business combination could require that we increase the interest rates we pay on deposits in order to attract such funding through our current branch network, or that we increase our use of wholesale funds. Increasing our cost of funds could adversely impact our net interest income and our net income. Furthermore, the absence of acquisitions could impact our ability to fulfill our loan demand.

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

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. Throughout 2016, the Company was required to receive a non-objection from the FRB to pay cash dividends on its outstanding common stock, and the FRB has advised the Company to continue the exchange of written documentation to obtain their non-objection to the declaration of dividends. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. In addition, if the Company were to become a SIFI institution, as defined in the current regulations, we would become subject to regulations under the Dodd-Frank Act that limit the amount of capital that can be distributed by the Company from time to time. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

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

In addition, we routinely transmit and receive personal, confidential, and proprietary information by e-mail and other electronic means. We have discussed, and worked with our customers, clients, and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or will be adequately addressed if they do.

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

We own certain of our branch offices, as well as our headquarters on Long Island and certain other back-office buildings in New York, Ohio, and Florida. We also utilize other branch and back-office locations in those states, and in New Jersey and Arizona, under various lease and license agreements that expire at various times. (See Note 10, “Commitments and Contingencies: Lease Commitments” in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.

ITEM 3.	LEGAL PROCEEDINGS

Following the announcement on October 29, 2015 of the execution of the Company’s merger agreement with Astoria Financial Corporation (“Astoria Financial”), six putative class action lawsuits were filed in the Supreme Court of the State of New York, County of Nassau, challenging the proposed merger between Astoria Financial and New York Community Bancorp, Inc. (the “Company”). These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) Firemen’s Ret. Sys. of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015 ). On January 15, 2016, the court consolidated the

New York Actions under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015 (the “New York Action”), and a consolidated amended complaint was filed on January 29, 2016. In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016), which was dismissed voluntarily on September 26, 2016.

The New York Action is a putative class action filed on behalf of the stockholders of Astoria Financial and names as defendants Astoria Financial, its directors, and the Company. The consolidated amended complaint alleges, among other things, that the directors of Astoria Financial breached their fiduciary duties in connection with their approval of the merger agreement, including by: agreeing to an allegedly unfair price for Astoria Financial; approving the transaction notwithstanding alleged conflicts of interest; agreeing to deal protection devices that plaintiffs allege are unreasonable; and by failing to disclose certain facts about the process that led to the merger and financial analyses performed by Astoria Financial’s financial advisors. Plaintiffs also allege that the Company aided and abetted those alleged fiduciary breaches. The action seeks, among other things, an order enjoining completion of the proposed merger.

On April 6, 2016, the parties to the New York Action entered into a Memorandum of Understanding (“MOU”) setting out the terms of an agreement in principle to settle all claims alleged on behalf of the putative class relating to the merger, which were disclosed on April 8, 2016. The MOU provides, among other things, that Astoria Financial will make certain supplemental disclosures relating to the merger. The settlement is subject to, among other things, the execution of definitive documentation, the completion of the merger, and the approval by the court of the proposed settlement. In view of the termination of the proposed merger, the Company expects the settlement and the related MOU to be terminated.

The Company believes that the factual allegations in the lawsuits are without merit and, in the event that plaintiffs seek to pursue those claims, would intend to defend vigorously against the allegations made by the plaintiffs.

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

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2016, the number of outstanding shares was 487,056,676 and the number of registered owners was approximately 12,200. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2016 and 2015:

	Dividends Declared per	Market Price
	Common Share	High	Low	Close
2016
1st Quarter	$0.17	$16.17	$14.32	$15.90
2nd Quarter	0.17	15.97	14.25	14.99
3rd Quarter	0.17	15.49	14.05	14.23
4th Quarter	0.17	17.67	13.74	15.91

2015
1st Quarter	$0.25	$16.99	$15.07	$16.73
2nd Quarter	0.25	18.72	16.53	18.38
3rd Quarter	0.25	19.11	14.26	18.06
4th Quarter	0.25	19.18	15.40	16.32

See the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On July 7, 2016, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2016 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the SNL U.S. Bank and Thrift Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the SNL U.S. Bank and Thrift Index currently is comprised of 409 banks and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2011 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2011

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2016

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
New York Community Bancorp, Inc.	$100.00	$114.29	$157.54	$159.51	$172.63	$176.35
S&P Mid-Cap 400 Index	$100.00	$117.88	$157.37	$172.74	$168.98	$204.03
SNL U.S. Bank and Thrift Index	$100.00	$134.28	$183.86	$205.25	$209.39	$264.35

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

The amount of common stock repurchased by the Company in the twelve months ended December 31, 2016 is summarized in the following table:

(dollars in thousands, except per share data)
Period	Total Number of Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Dollar Amount of Common Stock Repurchased
First Quarter 2016	535,546	$15.35	$8,222
Second Quarter 2016	7,608	14.99	114
Third Quarter 2016	13,955	14.77	206
Fourth Quarter 2016:
October	9,109	14.20	129
November	185	13.79	3
December	181	15.78	3

Total Fourth Quarter 2016	9,475	14.22	135

2016 Total	566,584	15.31	$8,677

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at December 31, 2016. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2016	2015	2014	2013	2012
EARNINGS SUMMARY:
Net interest income (1)	$1,287,382	$408,075	$1,140,353	$1,166,616	$1,160,021
Provision for (recovery of) losses on non-covered loans	11,874	(3,334)	—	18,000	45,000
(Recovery of) provision for losses on covered loans	(7,694)	(11,670)	(18,587)	12,758	17,988
Non-interest income	145,572	210,763	201,593	218,830	297,353
Non-interest expense:
Operating expenses (2)	638,109	615,600	579,170	591,778	593,833
Amortization of core deposit intangibles	2,391	5,344	8,297	15,784	19,644
Debt repositioning charge	—	141,209	—	—	—
Merger-related expenses	11,146	3,702	—	—	—
Total non-interest expense	651,646	765,855	587,467	607,562	613,477
Income tax expense (benefit)	281,727	(84,857)	287,669	271,579	279,803
Net income (loss) (3)	495,401	(47,156)	485,397	475,547	501,106
Basic earnings (loss) per share (3)	$1.01	$(0.11)	$1.09	$1.08	$1.13
Diluted earnings (loss) per share (3)	1.01	(0.11)	1.09	1.08	1.13
Dividends paid per common share	0.68	1.00	1.00	1.00	1.00
SELECTED RATIOS:
Return on average assets (3)	1.00%	(0.10)%	1.01%	1.07%	1.18%
Return on average stockholders’ equity (3)	8.19	(0.81)	8.41	8.46	9.06
Average stockholders’ equity to average assets	12.28	11.90	12.01	12.66	13.02
Operating expenses to average assets (2)	1.29	1.26	1.21	1.33	1.40
Efficiency ratio (1)(2)	44.53	99.48	43.16	42.71	40.75
Net interest rate spread (1)	2.85	0.69	2.57	2.90	3.11
Net interest margin (1)	2.93	0.94	2.67	3.01	3.21
Dividend payout ratio	67.33	—	91.74	92.59	88.50
BALANCE SHEET SUMMARY:
Total assets	$48,926,555	$50,317,796	$48,559,217	$46,688,287	$44,145,100
Loans, net of allowances for loan losses	39,308,016	38,011,995	35,647,639	32,727,507	31,580,636
Allowance for losses on non-covered loans	158,290	147,124	139,857	141,946	140,948
Allowance for losses on covered loans	23,701	31,395	45,481	64,069	51,311
Securities	3,817,057	6,173,645	7,096,450	7,951,020	4,913,528
Deposits	28,887,903	28,426,758	28,328,734	25,660,992	24,877,521
Borrowed funds	13,673,379	15,748,405	14,226,487	15,105,002	13,430,191
Stockholders’ equity	6,123,991	5,934,696	5,781,815	5,735,662	5,656,264
Common shares outstanding	487,056,676	484,943,308	442,587,190	440,809,365	439,050,966
Book value per share	$12.57	$12.24	$13.06	$13.01	$12.88
Stockholders’ equity to total assets	12.52%	11.79%	11.91%	12.29%	12.81%
ASSET QUALITY RATIOS (excluding covered assets and non-covered purchased credit-impaired loans):
Non-performing non-covered loans to total non-covered loans	0.15%	0.13%	0.23%	0.35%	0.96%
Non-performing non-covered assets to total non-covered assets	0.14	0.13	0.30	0.40	0.71
Allowance for losses on non-covered loans to non-performing non-covered loans	277.19	310.08	181.75	137.10	53.93
Allowance for losses on non-covered loans to total non-covered loans	0.42	0.41	0.42	0.48	0.52
Net charge-offs (recoveries) to average loans (4)	0.00	(0.02)	0.01	0.05	0.13
ASSET QUALITY RATIOS (including covered assets and non-covered purchased credit-impaired loans):
Total non-performing loans to total loans	0.48%	0.49%	0.66%	0.97%	1.88%
Total non-performing assets to total assets	0.44	0.45	0.68	0.91	1.47
Allowances for loan losses to total non-performing loans	96.39	96.51	78.92	65.40	33.50
Allowances for loan losses to total loans	0.47	0.47	0.52	0.63	0.63

(1)	The 2015 amount reflects the impact of a $773.8 million debt repositioning charge recorded as interest expense in the fourth quarter of the year.
(2)	The 2015 amount includes state and local non-income taxes of $5.4 million resulting from the debt repositioning charge.
(3)	The 2015 amount reflects the $546.8 million after-tax impact of the debt repositioning charge recorded as interest expense and non-interest expense, combined.
(4)	Average loans include covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 225 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona, and New York Commercial Bank, with 30 branches in Metro New York. At December 31, 2016, we had total assets of $48.9 billion, including total loans of $39.5 billion, and total deposits of $28.9 billion.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In 2016, we generated earnings of $495.4 million, or $1.01 per diluted share, and maintained our status as a well-capitalized institution with regulatory capital ratios that rose year-over-year. We also engaged in strategies that were consistent with our business model, as further described below:

We Continued to Manage our Assets below the SIFI Threshold

In 2016, we continued to manage our assets below the threshold for a Systemically Important Financial Institution (“SIFI”), a strategy we launched in the fourth quarter of 2014. In the current year, we achieved this goal by selling $1.7 billion of multi-family, commercial real estate (“CRE”), and acquisition, development, and construction (“ADC”) loans, largely through participations. In addition, our securities portfolio declined $2.4 billion from the year-earlier balance as the low level of market interest rates triggered a high volume of calls. As a result, our consolidated assets totaled $48.9 billion at December 31, 2016 and averaged $49.0 billion for the four quarters ended at that date.

We Maintained a Strong Presence in our Multi-Family Lending Niche

In 2016, we produced $9.2 billion of non-covered loans held for investment, including $5.7 billion of multi-family loans. While loan growth was tempered by a combination of sales and prepayments, the portfolio of non-covered held-for-investment loans rose $1.6 billion year-over-year to $37.4 billion, including a $973.4 million increase in multi-family loans to $26.9 billion.

Multi-family loans accounted for $1.3 billion of the loans we sold in 2016, with CRE and ADC loans accounting for $338.7 million and $3.4 million, respectively. In addition to enabling us to manage our assets below the current SIFI threshold, the loan sales generated net gains of $15.8 million, which were recorded as non-interest income, in 2016.

We Maintained our Record of Exceptional Asset Quality

Non-performing non-covered assets represented $68.1 million, or 0.14%, of total non-covered assets at the end of this December, and non-performing non-covered loans represented $56.5 million, or 0.15%, of total non-covered loans. While our level of non-performing assets was modestly higher than the year-earlier level, the increase stemmed from the transition to non-accrual status of a single ADC credit and certain New York City taxi medallion loans. The performance of our multi-family and CRE loans, which are our principal assets, continued to be exceptional over the course of the year.

Also reflecting the quality of our assets was the nominal level of net charge-offs we recorded in the twelve months ended December 31, 2016. Net charge-offs represented $708,000, or 0.0%, of average loans in 2016 and consisted entirely of New York City taxi medallion loans.

Notwithstanding the overall quality of our assets, we recorded an $11.9 million provision for non-covered loan losses, bringing our allowance for non-covered loan losses to $158.3 million at December 31, 2016.

The Benefit of our Strategic Debt Repositioning Was Validated by the Growth of our Net Interest Income

In the fourth quarter of 2015, we prepaid $10.4 billion of wholesale borrowings with an average cost of 3.16% and replaced them with a like amount of wholesale borrowings with an average cost of 1.58%. In addition, the majority of the wholesale borrowings we prepaid had callable features; the borrowings with which they were replaced featured fixed maturities.

While the related debt repositioning charge reduced our 2015 net interest income to $408.1 million, the level of net interest income we recorded in 2016, as well as our net interest rate spread and net interest margin, partly reflect the benefit of having repositioned our debt in the prior year.

While the aforementioned strategies, for the most part, contributed to our 2016 earnings, the benefits were tempered by the following events:

Our Merger Agreement with Astoria Financial Corporation Was Terminated

On October 29, 2015, we announced the signing of a definitive merger agreement with Astoria Financial Corporation (“Astoria Financial”) which, pending receipt of the necessary approvals, was expected to close prior to the expiration of the agreement on December 31, 2016.

On December 20, 2016, the Boards of Directors of both companies mutually agreed to terminate the merger agreement, effective January 1, 2017.

In connection with our preparations for the merger, and its subsequent termination, merger-related expenses totaled $11.1 million in the twelve months ended December 31, 2016.

Mortgage Banking Income Declined

Mortgage banking income fell $26.8 million from the year-earlier level to $27.3 million in the twelve months ended December 31, 2016. The reduction was primarily due to a change in the assumptions used to calculate the value of our mortgage servicing rights (“MSRs”) in the first quarter, together with an increase in prepayments and curtailments.

Operating Expenses Rose

Operating expenses rose $22.5 million from the year-earlier level to $638.1 million in 2016. The increase was primarily due to general and administrative (“G&A”) expense, which rose $17.6 million year-over-year. The rise in G&A expense was largely due to an increase in FDIC deposit insurance premiums, as well as higher legal and professional fees.

In addition, compensation and benefits expense rose $8.8 million year-over-year, primarily reflecting an increase in the cost of medical benefits, as well as the expansion of our back-office staff.

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

As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family loans and CRE credits generally are based on the five-year Constant Maturity Treasury Rate (the “CMT”). The following table summarizes the high, low, and average five- and ten-year Constant Maturity Treasury rates in 2016 and 2015:

	Constant Maturity Treasury Rates
	Five-Year		Ten-Year
	2016	2015	2016	2015
High	2.10%	1.81%	2.60%	2.50%
Low	0.94	1.18	1.37	1.68
Average	1.33	1.53	1.84	2.14

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, directly affecting new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In 2016, we originated $4.6 billion of one-to-four family mortgage loans for sale through our mortgage banking operation.

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loan production than they do on our production of one-to-four family mortgage loans. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In 2016, prepayment income from loans contributed $60.9 million to interest income; in the prior year, the contribution was $97.3 million.

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

The following table presents the generally downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	December
	2016	2015
Unemployment rate:
United States	4.5%	4.8%
New York City	4.4	5.0
Arizona	4.7	5.5
Florida	4.7	4.8
New Jersey	4.1	4.3
New York	4.5	4.7
Ohio	4.7	4.6

The Consumer Price Index (the “CPI”) measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended December
	2016	2015
Change in prices:	2.1%	0.7%

Economic activity also is indicated by the Consumer Confidence Index®, which moved up to 113.7 in December 2016 from 96.3 in December 2015. An index level of 90 or more is considered indicative of a strong economy.

The level of our mortgage lending activity is also impacted by new home sales. According to estimates set forth in a U.S. Department of Commerce report issued on January 26, 2017, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 536,000 in December 2016, 0.4% below the rate reported for December 2015.

Given the impact that home prices have on residential mortgage lending, we consider the S&P Corelogic Case-Shiller U.S. National NSA Index to be an important economic indicator for the Company. According to this index, home prices rose 5.8% across the U.S. in the twelve months ended December 31, 2016 as compared to 5.4% in the twelve months ended December 31, 2015.

The residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker (Jones Lang LaSalle), are important in view of the fact that 65.3% of our multi-family loans and 72.1% of our CRE loans are secured by properties in New York City, with Manhattan accounting for 27.8% and 53.1% of our multi-family and CRE loans, respectively.

As reflected in the following table, the residential rental vacancy rate in New York and the office vacancy rate in Manhattan were both higher in the three months ended December 31, 2016 than they were in the three months ended December 31, 2015:

	For the Three Months Ended December 31,
	2016	2015
Residential rental vacancy rate in New York	5.4%	5.0%
Manhattan office vacancy rate	10.4	9.6

Recent Events

Dividend Declaration

On January 24, 2017, the Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on February 22, 2017 to shareholders of record at the close of business on February 7, 2017.

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

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2016 and December 31, 2015 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

Allowance for Losses on Covered Loans

We have elected to account for the loans acquired in our FDIC-assisted acquisitions of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) (our “covered loans”) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we maintain the integrity of a pool of loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The fair values of our securities, and particularly our fixed-rate securities, are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline; as interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI of debt securities attributable to non-credit factors) is charged against earnings and recorded in “Non-interest income.” Our assessment of a decline in fair value includes judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

Goodwill Impairment

We have significant intangible assets related to goodwill. In connection with our acquisitions, assets that are acquired and liabilities that are assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of the identifiable net assets acquired, including other identified intangible assets. Our determination of whether or not goodwill is impaired requires us to make significant judgments and requires us to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We had previously identified two reporting units: our Banking Operations reporting unit and our Residential Mortgage Banking reporting unit. Our reporting units are the same as our operating segments and reportable segments.

For annual goodwill impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step test described below. If we conclude based on the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we have completed our goodwill impairment test and do not need to perform the two-step test.

Under step one of the two-step test, we are required to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the extent that the carrying amount of goodwill exceeds its implied fair value.

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. In assessing whether goodwill is impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. Future events could cause us to conclude that indicators of impairment exist for goodwill, and may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

As of December 31, 2016, we had goodwill of $2.4 billion. Our goodwill is evaluated for impairment annually as of year-end, or more frequently if conditions exist that indicate that the value may be impaired. During the year ended December 31, 2016, no triggering events were identified that indicated that the value of goodwill might be impaired. We performed our annual goodwill impairment test as of December 31, 2016 and, based on the results of our qualitative assessments, found no indication of goodwill impairment at that date.

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

FINANCIAL CONDITION

Balance Sheet Summary

In 2016, we continued to manage our assets below the current SIFI threshold, as such term is defined by the Dodd-Frank Act. To be designated as a SIFI, we would have to have average total consolidated assets in excess of $50.0 billion over four consecutive quarters; the four-quarter average of our total consolidated assets was $49.0 billion at both December 31, 2016 and 2015. At December 31, 2016, we recorded total assets of $48.9 billion, as compared to $50.3 billion at December 31, 2015.

Our ability to remain below the $50.0 billion threshold reflects certain strategic actions we took over the last four quarters, in addition to the impact of market interest rates on our portfolio of securities. While total loans rose $1.3 billion year-over-year to $39.5 billion, the increase was exceeded by a $2.4 billion decline in total securities to $3.8 billion, primarily reflecting repayments and calls. In addition to repayments, the growth of our loans was tempered by sales of multi-family, CRE, and ADC loans, largely through participations. In 2016, such loan sales totaled $1.7 billion; in the prior year, we sold $1.9 billion of multi-family and CRE loans.

In addition to the cash flows from loan and securities sales and repayments, we fund the loans we produce and the securities we invest in with the deposits we gather and with wholesale borrowings. At December 31, 2016, our deposits totaled $28.9 billion, reflecting a year-over-year increase of $461.1 million. Borrowed funds totaled $13.7 billion at the end of this December, reflecting a $2.1 billion reduction year-over-year.

Stockholders’ equity rose $189.3 million to $6.1 billion at the end of this year, representing 12.52% of total assets and a book value per share of $12.57. Tangible stockholders’ equity rose $191.7 million year-over-year to $3.7 million, after the distribution of cash dividends totaling $330.8 million, and represented 7.93% of tangible assets and a tangible book value per share of $7.57. (See the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of financial condition and results of operations.)

Loans

Total loans grew $1.3 billion year-over-year to $39.5 billion, representing 80.7% of total assets at December 31, 2016. Included in the year-end amount were covered loans of $1.7 billion, non-covered loans held for investment of $37.4 billion, and non-covered loans held for sale of $409.2 million.

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

Primarily reflecting repayments, covered loans declined $362.0 million year-over-year to $1.7 billion, representing 4.3% of total loans at December 31, 2016. At the prior year-end, covered loans totaled $2.1 billion and represented 5.4% of total loans.

In addition, $1.2 billion, or 66.7%, of the loans in our covered loan portfolio at the end of this December were variable-rate loans, with a contractual weighted average interest rate of 3.89%. The remainder of the portfolio consisted of fixed-rate loans. The interest rates on 84.0% of our covered variable-rate loans were scheduled to reprice within twelve months and annually thereafter. The interest rates on our variable-rate covered loans are indexed to either the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

The following table presents a geographical analysis of our covered loan portfolio at December 31, 2016:

(in thousands)
California	$292,229
Florida	286,919
Arizona	129,518
Ohio	97,373
Massachusetts	84,479
Michigan	76,858
New York	65,826
Illinois	61,351
Maryland	53,109
Nevada	44,542
New Jersey	43,582
All other states	462,347

Total covered loans	$1,698,133

Loan Maturity and Repricing Analysis: Covered Loans

The following table sets forth the maturity or period to repricing of our covered loan portfolio at December 31, 2016. Loans that have adjustable rates are shown as being due or repricing in the period during which their interest rates are next subject to change.

	Covered Loans at December 31, 2016
(in thousands)	One-to-Four Family	All Other Loans	Total Loans
Amount due or repricing:
Within one year	$852,697	$87,860	$940,557
After one year:
One to five years	191,863	57	191,920
Over five years	565,075	581	565,656

Total due or repricing after one year	756,938	638	757,576

Total amounts due or repricing, gross	$1,609,635	$88,498	$1,698,133

The following table sets forth, as of December 31, 2016, the dollar amount of all covered loans due or repricing after December 31, 2017, and indicates whether such loans have fixed or adjustable interest rates.

	Due or Repricing after December 31, 2017
(in thousands)	Fixed	Adjustable	Total
One-to-four family	$234,377	$522,561	$756,938
All other loans	77	561	638

Total loans	$234,454	$523,122	$757,576

Non-Covered Loans Held for Investment

The majority of the loans we produce are loans held for investment and most of the held-for-investment loans we produce are multi-family loans. Our production of multi-family loans began several decades ago in the five boroughs of New York City, where 61.1% of the rental units currently consist of rent-regulated apartments featuring below-market rents.

In addition to multi-family loans, our portfolio of loans held for investment contains a large number of CRE credits, most of which are secured by income-producing properties located in New York City and on Long Island.

In addition to multi-family loans and CRE loans, our portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans held for investment, with commercial and industrial (“C&I”) loans comprising the bulk of the “other loan” portfolio. Specialty finance loans and leases account for most of our C&I credits, with the remainder consisting primarily of loans to small and mid-size businesses, referred to as “other” C&I loans.

Non-covered loans held for investment represented $37.4 billion, or 94.7%, of total loans at the end of this December, reflecting a year-over-year increase of $1.6 billion, or 4.5%. Loans secured by multi-family, CRE, and ADC properties represented 821.0% of the consolidated Banks’ total risk-based capital, within our limit of 850%.

In 2016, we originated $9.2 billion of held-for-investment loans, a $3.5 billion decrease from the record volume produced in the prior year. Consistent with our short-term objective of containing the growth of our assets, we sold $1.7 billion of held-for-investment loans, largely through participations, as compared to $1.9 billion in 2015. In 2016, sales of such loans produced net gains of $15.8 million, as further discussed under “Non-Interest Income” later in this report.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $5.7 billion, or 61.9%, of the loans we produced for investment in 2016. The latter amount was $3.5 billion, or 38.3%, lower than the prior year’s volume, reflecting a sharp decline in the gross dollar volume of sales transactions in our market, coupled with a decline in refinancing activity.

At December 31, 2016, multi-family loans represented $26.9 billion, or 72.1%, of total non-covered loans held for investment, reflecting a year-over-year increase of $973.4 million, or 3.7%. In addition to prepayments, the growth of the portfolio was tempered by the sale of multi-family loans totaling $1.3 billion, primarily through participations.

At December 31, 2016 and 2015, respectively, the average multi-family loan had a principal balance of $5.5 million and $5.3 million; the expected weighted average life of the portfolio was 2.9 years and 2.8 years at the respective dates.

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

While a small percentage of our multi-family loans are ten-year fixed rate credits, the vast majority of our multi-family loans feature a term of ten or twelve years, with a fixed rate of interest for the first five or seven years of the loan, and an alternative rate of interest in years six through ten or eight through twelve. The rate charged in the first five or seven years is generally based on intermediate-term interest rates plus a spread. During the remaining years, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the Federal Home Loan Bank of New York (the “FHLB-NY”), plus a spread. The fixed-rate option also requires the payment of one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five-or seven-year term. As the rent roll increases, the typical property owner seeks to refinance the mortgage, and generally does so before the loan reprices in year six or eight.

Multi-family loans that refinance within the first five or seven years are typically subject to an established prepayment penalty schedule. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed-rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. For example, a ten-year multi-family loan that prepays in year three would generally be expected to pay a prepayment penalty equal to three percentage points of the remaining principal balance. A twelve-year multi-family loan that prepays in year one or two would generally be expected to pay a penalty equal to five percentage points.

Because prepayment penalties are recorded as interest income, they are reflected in the average yields on our loans and interest-earning assets, our net interest rate spread and net interest margin, and the level of net interest income we record. No assumptions are involved in the recognition of prepayment income, as such income is only recorded when cash is received.

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

At December 31, 2016, the majority of our multi-family loans were secured by rental apartment buildings. In addition, 65.3% of our multi-family loans were secured by buildings in New York City and 5.5% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service; the debt service coverage ratio (“DSCR”), which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value (i.e., the LTV) of the property.

In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases. Our multi-family loans generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of 30 years. In addition, our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis.

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

Commercial Real Estate Loans

At December 31, 2016, CRE loans represented $7.7 billion, or 20.7%, of total loans held for investment, as compared to $7.9 billion, or 22.0%, at December 31, 2015. In addition to prepayments, the growth of the portfolio was tempered by sales of CRE loans, largely through participations, in the amount of $338.7 million during the year. The average CRE loan had a principal balance of $5.6 million at the end of this December, as compared to $5.4 million at the prior year-end. In addition, the portfolio had an expected weighted average life of 3.4 years and 3.2 years at the corresponding dates.

CRE loans represented $1.2 billion, or 12.9%, of the loans we produced in 2016 for investment, as compared to $1.8 billion, or 14.5%, in the prior year.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2016, 72.1% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 11.6%. Other parts of New York State accounted for 2.4% of the properties securing our CRE credits, while all other states accounted for 14.0%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits. While a small percentage of our CRE loans feature ten-year fixed-rate terms, they primarily feature a fixed rate of interest for the first five or seven years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten or eight through twelve, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread. Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the FHLB-NY plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.

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

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum DSCR of 130% and a maximum LTV of 65%. In addition, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases. In addition, our CRE loans may contain an interest-only period which typically does not exceed three years; however, these loans are underwritten on a fully amortizing basis.

One-to-Four Family Loans

At December 31, 2016, one-to-four family loans represented $381.1 million, or 1.0%, of total loans held for investment, as compared to $116.8 million, or 0.33%, at the prior year-end.

The majority of the one-to-four family loans we produce for investment are prime jumbo adjustable-rate mortgage loans made at conservative LTVs to borrowers with high credit ratings. While originations of one-to-four family loans rose $282.6 million year-over-year to $303.9 million, such loans continued to represent a small portion (3.3%) of the held-for-investment loans we produced in 2016.

Acquisition, Development, and Construction Loans

At December 31, 2016, ADC loans represented $381.2 million, or 1.0%, of total loans held for investment, as compared to $311.7 million, or 0.87%, at the prior year-end. Originations of ADC loans totaled $150.2 million in 2016, down $5.1 million from the year-earlier amount.

At December 31, 2016, 79.0% of the loans in our ADC portfolio were for land acquisition and development; the remaining 21.0% consisted of loans that were provided for the construction of commercial properties and owner-occupied homes. Loan terms vary based upon the scope of the construction, and generally range from 18 months to two years. They also feature a floating rate of interest tied to prime, with a floor. At December 31, 2016, 74.1% of our ADC loans were for properties in New York City, with Manhattan accounting for more than half of New York City’s share.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2016 and 2015, we recovered losses against guarantees of $337,000 and $336,000, respectively. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

Other Loans

At December 31, 2016, other loans represented $1.9 billion, or 5.2%, of total loans held for investment, an increase from $1.5 billion, or 4.2%, at December 31, 2015. C&I loans represented all but $24.1 million of the year-end 2016 balance and all but $32.6 million of the prior year-end amount.

Our C&I loans are divided into two categories: specialty finance loans and leases, and “other” C&I loans, as further described below.

Specialty Finance Loans and Leases

C&I loans rose $449.9 million year-over-year to $1.9 billion, largely reflecting a $386.9 million increase in the specialty finance loan and lease portfolio. At December 31, 2016 and 2015, specialty finance loans and leases represented $1.3 billion and $880.7 million, respectively, of total loans held for investment, and $1.3 billion and $1.1 billion, respectively, of the C&I loans produced over the course of those years.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. Asset-based and dealer floor-plan loans are priced at floating rates predominately tied to LIBOR, while our equipment financing credits are priced at fixed rates at a spread over Treasuries.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

Other C&I Loans

In the twelve months ended December 31, 2016, other C&I loans rose $63.0 million to $632.9 million, and represented $592.3 million of the held-for-investment loans we produced. Included in the balance at year-end 2016 were taxi medallion loans of $150.7 million, all of which were collateralized by New York City taxi medallions. The portfolio of taxi medallion loans represented 0.40% of total held-for-investment loans at December 31, 2016.

In contrast to the loans produced by our specialty finance subsidiary, the other C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. Such loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, and, to a much lesser extent, loans that are partly guaranteed by the Small Business Administration.

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

The interest rates on our other C&I loans can be fixed or floating, with floating-rate loans being tied to prime or some other market index, plus an applicable spread. Our floating-rate loans may or may not feature a floor rate of interest. The decision to require a floor on other C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

The remainder of the “other” loan portfolio consists primarily of home equity loans and lines of credit, as well as a variety of consumer loans, most of which were originated by our pre-2009 merger partners prior to their joining the Company. We currently do not offer home equity loans or lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies and procedures approved by the Mortgage and Real Estate Committee of the Community Bank (the “Mortgage Committee”), the Credit Committee of the Commercial Bank (the “Credit Committee”), and the respective Boards of Directors of the Banks.

Prior to 2017, all loans originated by the Banks were presented to the Mortgage Committee or the Credit Committee, as applicable. Furthermore, all loans of $20.0 million or more originated by the Community Bank, and all loans of $10.0 million or more originated by the Commercial Bank, were reported to the applicable Board of Directors. One-to-four family mortgage loans were approved by line-of-business personnel having underwriting authority pursuant to a separate policy applicable to our mortgage banking segment.

Effective January 27, 2017, and in accordance with the Banks’ credit policies, all loans other than one-to-four family mortgage loans and C&I loans less than or equal to $3.0 million are required to be presented to the Management Credit Committee for approval. All multi-family, CRE, and “other” C&I loans in excess of $5.0 million, and specialty finance loans in excess of $15.0 million, are also required to be presented to the Mortgage Committee or the Credit Committee, as applicable, so that the Committees can review the loans’ associated risks. The Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

All mortgage loans in excess of $50.0 million and all “other” C&I loans in excess of $5.0 million require approval by the Mortgage Committee or the Credit Committee. Credit Committee approval also is required for specialty finance loans in excess of $15.0 million.

In addition, all loans of $20.0 million or more originated by the Community Bank, and all loans of $10.0 million or more originated by the Commercial Bank, continue to be reported to the applicable Board of Directors, and all one-to-four family mortgage loans and C&I loans less than or equal to $3.0 million continue to be approved by line-of-business personnel.

In 2016, 176 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $5.1 billion at origination. In 2015, by comparison, 285 loans of $10.0 million or more were originated, with an aggregate loan balance at origination of $7.3 billion.

At December 31, 2016 and 2015, the largest loan in our portfolio was a loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was $287.5 million at both year-ends.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2016:

	At December 31, 2016
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,486,232	27.78%	$4,102,971	53.12%
Brooklyn	4,124,518	15.31	582,264	7.54
Bronx	3,699,013	13.73	142,346	1.84
Queens	2,207,947	8.19	683,299	8.85
Staten Island	71,293	0.27	54,619	0.70

Total New York City	$17,589,003	65.28%	$5,565,499	72.05%

Long Island	537,730	2.00	892,059	11.55
Other New York State	940,467	3.49	186,839	2.42
All other states	7,877,852	29.23	1,079,965	13.98

Total	$26,945,052	100.00%	$7,724,362	100.00%

At December 31, 2016, the largest concentration of one-to-four family loans held for investment was in California, with a total of $182.0 million; the largest concentration of ADC loans held for investment was in New York City, with a total of $282.3 million at that date. The majority of our “other” C&I loans held for investment were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Non-Covered Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2016. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

	Non-Covered Loans Held for Investment at December 31, 2016
(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$1,211,600	$803,993	$15,781	$380,491	$1,105,125	$3,516,990
After one year:
One to five years	18,120,480	4,318,408	81,179	—	485,662	23,005,729
Over five years	7,612,972	2,601,961	284,121	703	333,725	10,833,482

Total due or repricing after one year	25,733,452	6,920,369	365,300	703	819,387	33,839,211

Total amounts due or repricing, gross	$26,945,052	$7,724,362	$381,081	$381,194	$1,924,512	$37,356,201

The following table sets forth, as of December 31, 2016, the dollar amount of all non-covered loans held for investment that are due after December 31, 2017, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2017
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$3,497,785	$22,235,667	$25,733,452
Commercial real estate	1,745,532	5,174,837	6,920,369
One-to-four family	26,667	338,633	365,300
Acquisition, development, and construction	703	—	703

Total mortgage loans	5,270,687	27,749,137	33,019,824
Other loans	702,660	116,727	819,387

Total loans	$5,973,347	$27,865,864	$33,839,211

Non-Covered Loans Held for Sale

Our portfolio of non-covered loans held for sale consists of one-to-four family loans originated through our mortgage banking operation, utilizing our proprietary web-based technology. This platform is not only used by the Community Bank to serve our retail customers in New York, New Jersey, Ohio, Florida, and Arizona, but also by approximately 900 clients—community banks, credit unions, mortgage companies, and mortgage brokers—to originate full-documentation, prime credit one-to-four family loans nationwide.

While the vast majority of the one-to-four family loans held for sale we produce are agency-conforming loans sold to government-sponsored enterprises (“GSEs”), we also utilize our mortgage banking platform to originate prime jumbo loans for sale to other private mortgage investors, as well as for our own portfolio.

In the twelve months ended December 31, 2016, we originated loans held for sale of $4.6 billion, representing a $33.5 million decrease from the year-earlier volume and 33.6% of total loans produced over the course of the year. Of the one-to-four family loans we produced for sale, $4.4 billion, or 96.6%, were agency-conforming and $154.6 million, or 3.4%, were non-conforming (i.e., jumbo) loans. Loans held for sale totaled $409.2 million at the end of this December, up $41.9 million from the balance at year-end 2015.

Both the agency-conforming and non-conforming one-to-four family loans we originate for sale require that we make certain representations and warranties with regard to the underwriting, documentation, and legal/regulatory compliance, and we may be required to repurchase a loan or loans if it is found that a breach of the representations and warranties has occurred. If this were the case, we would be exposed to any subsequent credit loss on the mortgage loans that might or might not be realized in the future.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2016 and 2015, the respective liabilities for estimated possible future losses relating to these representations and warranties were $2.1 million and $8.0 million.

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

In January 2013, the GSEs changed the rules related to their ability to put back claims for representation and warranty issues. These rule changes moderated the potential exposure to issuers, and provided for a phase-in that became fully impactful in 2016. Reflecting this change, as well as the minimal volume of repurchase requests and related losses incurred since our mortgage banking business was established, our representation and warranty reserve was reduced by $5.9 million in the first quarter of 2016.

Representation and Warranty Reserve

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

	For the Years Ended December 31,
(in thousands)	2016	2015
Balance, beginning of period	$8,008	$8,160
Repurchase losses, net	(24)	(152)
Reversal of provision for repurchase losses	(5,876)	—

Balance, end of period	$2,108	$8,008

Indemnified and Repurchased Loans

The following table sets forth our activity with regard to repurchased loans and the loans we indemnified for GSEs during the twelve months ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016		2015
(dollars in thousands)	Number of Loans	Amount	Number of Loans	Amount
Balance, beginning of period	37	$8,365	31	$7,916
New indemnifications	—	—	5	989
New repurchases	4	1,035	8	2,654
Transfers to OREO	(3)	(993)	—	—
Principal payoffs	(5)	(1,419)	(7)	(2,910)
Principal payments	—	(241)	—	(284)

Balance, end of period (1)	33	$6,747	37	$8,365

(1)	Of the 33 period-end loans, 19 loans with an aggregate principal balance of $3.6 million were repurchased and are now held for investment. The other 14 loans, with an aggregate principal balance of $3.1 million, were indemnified and are all performing as of the date of this report.

Because the level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, the level of the liability for mortgage loan repurchase losses is difficult to estimate and requires considerable judgment on the part of management. However, we believe the amount and range of reasonably possible losses in excess of our reserve would not be material to our operation, or to our financial condition or results of operations.

Repurchase and Indemnification Requests

The following table sets forth our repurchase and indemnification requests during the periods indicated:

	For the Years Ended December 31,
	2016		2015
(dollars in thousands)	Number of Loans	Amount (1)	Number of Loans	Amount (1)
Balance, beginning of period	6	$2,731	24	$6,190
New repurchase requests (2)	20	4,905	45	12,736
Successful rebuttal/rescission	(19)	(5,460)	(50)	(12,552)
New indemnifications (3)	—	—	(5)	(989)
Loan repurchases	(4)	(1,035)	(8)	(2,654)

Balance, end of period (4)	3	$1,141	6	$2,731

(1)	Represents the loan balance as of the repurchase request date.
(2)	All requests relate to one-to-four family loans originated for sale.
(3)	An indemnification agreement is an arrangement whereby the Company protects the GSEs against future losses.
(4)	All three requests as of December 31, 2016 were from Fannie Mae. Both Fannie Mae and Freddie Mac allow 60 days to respond to a repurchase request. Failure to respond in a timely manner could result in our having an obligation to repurchase the loan.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of the strategies we employ to mitigate the interest rate risk associated with our production of one-to-four family loans for sale.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016		2015
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originations for Investment:
Multi-family	$5,684,838	41.10%	$9,214,336	53.10%
Commercial real estate	1,180,430	8.54	1,842,062	10.62
One-to-four family	303,877	2.20	21,265	0.12
Acquisition, development, and construction	150,177	1.09	155,312	0.89

Total mortgage loan originations for investment	7,319,322	52.93	11,232,975	64.73

Other Loan Originations for Investment:
Specialty finance	1,266,362	9.16	1,067,672	6.15
Other commercial and industrial	592,250	4.28	367,699	2.12
Other	3,856	0.03	4,674	0.03

Total other loan originations for investment	1,862,468	13.47	1,440,045	8.30

Total loan originations for investment	$9,181,790	66.40%	$12,673,020	73.03%
Loan originations for sale	4,646,773	33.60	4,680,243	26.97

Total loan originations	$13,828,563	100.00%	$17,353,263	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2016:

	At December 31,
	2016			2015			2014			2013			2012
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans
Non-Covered Mortgage Loans:
Multi-family	$26,945,052	68.28%	71.35%	$25,971,629	68.04%	71.93%	$23,831,846	66.54%	71.39%	$20,699,927	62.89%	68.71%	$18,595,833	58.55%	65.30%
Commercial real estate	7,724,362	19.57	20.45	7,857,204	20.58	21.76	7,634,320	21.32	22.87	7,364,231	22.37	24.44	7,436,598	23.41	26.11
One-to-four family	381,081	0.97	1.01	116,841	0.31	0.32	138,915	0.39	0.41	560,730	1.70	1.86	203,435	0.64	0.71
Acquisition, development, and construction	381,194	0.97	1.01	311,676	0.82	0.86	258,116	0.72	0.77	344,100	1.05	1.14	397,917	1.25	1.40

Total non-covered mortgage loans	35,431,689	89.79	93.82	34,257,350	89.75	94.87	31,863,197	88.97	95.44	28,968,988	88.01	96.15	26,633,783	83.85	93.52

Non-Covered Other Loans:
Specialty finance	1,267,530	3.21	3.36	880,673	2.31	2.44	632,827	1.77	1.89	172,698	0.52	0.57	—	—	—
Other commercial and industrial	632,915	1.60	1.68	569,883	1.49	1.58	476,394	1.33	1.43	640,993	1.95	2.13	590,044	1.86	2.07
Other loans	24,067	0.06	0.06	32,583	0.09	0.09	31,943	0.09	0.10	39,036	0.12	0.13	49,880	0.16	0.18

Total non-covered other loans	1,924,512	4.87	5.10	1,483,139	3.89	4.11	1,141,164	3.19	3.42	852,727	2.59	2.83	639,924	2.02	2.25

Total non-covered loans held for investment	$37,356,201	94.66	98.92	$35,740,489	93.64	98.98	$33,004,361	92.16	98.86	$29,821,715	90.60	98.98	$27,273,707	85.87	95.77

Loans held for sale	409,152	1.04	1.08	367,221	0.96	1.02	379,399	1.06	1.14	306,915	0.93	1.02	1,204,370	3.79	4.23

Total non-covered loans	$37,765,353	95.70	100.00%	$36,107,710	94.60	100.00%	$33,383,760	93.22	100.00%	$30,128,630	91.53	100.00%	$28,478,077	89.66	100.00%

Covered loans	1,698,133	4.30		2,060,089	5.40		2,428,622	6.78		2,788,618	8.47		3,284,061	10.34

Total loans	$39,463,486	100.00%		$38,167,799	100.00%		$35,812,382	100.00%		$32,917,248	100.00%		$31,762,138	100.00%

Net deferred loan origination costs	26,521			22,715			20,595			16,274			10,757
Allowance for losses on non-covered loans	(158,290)			(147,124)			(139,857)			(141,946)			(140,948)
Allowance for losses on covered loans	(23,701)			(31,395)			(45,481)			(64,069)			(51,311)

Total loans, net	$39,308,016			$38,011,995			$35,647,639			$32,727,507			$31,580,636

Outstanding Loan Commitments

At December 31, 2016 and 2015, we had outstanding loan commitments of $2.1 billion and $2.8 billion, respectively. Loans held for investment represented $1.8 billion of the year-end 2016 total and $2.5 billion of the year-end 2015 amount. In contrast, loans held for sale represented $242.5 million of outstanding loan commitments at the end of this December, as compared to $371.4 million at the prior year-end.

We also had commitments to issue letters of credit totaling $324.3 million and $296.5 million at December 31, 2016 and 2015, respectively. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The letters of credit we issue consist of performance stand-by, financial stand-by, and commercial letters of credit. Financial stand-by letters of credit primarily are issued for the benefit of other financial institutions, municipalities, or landlords on behalf of certain of our current borrowers, and obligate us to guarantee payment of a specified financial obligation. Performance stand-by letters of credit are primarily issued for the benefit of local municipalities on behalf of certain of our borrowers. These borrowers are mainly developers of residential subdivisions with whom we currently have a lending relationship. Performance letters of credit obligate us to make payments in the event that a specified third party fails to perform under non-financial contractual obligations. Commercial letters of credit act as a means of ensuring payment to a seller upon shipment of goods to a buyer. Although commercial letters of credit are used to effect payment for domestic transactions, the majority are used to settle payments in international trade. Typically, such letters of credit require the presentation of documents that describe the commercial transaction, and provide evidence of shipment and the transfer of title.

For more information about our outstanding loan commitments and commitments to issue letters of credit at the end of this December, see the discussion of “Liquidity” later in this discussion and analysis of our financial condition and results of operations.

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Other Real Estate Owned

Non-performing non-covered assets represented $68.1 million, or 0.14%, of total non-covered assets at the end of this December, as compared to $60.9 million, representing 0.13% of total non-covered assets, at December 31, 2015. While non-covered OREO fell $2.5 million year-over-year to $11.6 million, the benefit was exceeded by the impact of a $9.6 million rise in non-performing non-covered loans to $56.5 million, representing 0.15% of total non-covered loans at December 31, 2016.

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances from December 31, 2015 to December 31, 2016:

	December 31,		Change from December 31, 2015 to December 31, 2016
(dollars in thousands)	2016	2015	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$13,558	$13,904	$(346)	(2.49)%
Commercial real estate	9,297	14,920	(5,623)	(37.69)
One-to-four family	9,679	12,259	(2,580)	(21.05)
Acquisition, development, and construction	6,200	27	6,173	22,862.96

Total non-accrual non-covered mortgage loans	38,734	41,110	(2,376)	(5.78)
Non-accrual non-covered other loans	17,735	5,715	12,020	210.32

Total non-performing non-covered loans	$56,469	$46,825	$9,644	20.60

In the preceding table, the increase in non-accrual ADC loans was due to a single property that transitioned to non-accrual status, while the increase in non-accrual other loans reflects the transition to non-accrual status of $13.3 million of New York City taxi medallion loans. With the rising popularity of online ride sharing services such as Lyft and Uber, the value of such taxi medallions has declined in the past two years. At the end of December, New York City taxi medallion loans totaled $150.7 million, representing a modest 0.40% of our total held-for-investment loan portfolio.

The following table sets forth the changes in non-performing non-covered loans over the twelve months ended December 31, 2016:

(in thousands)
Balance at December 31, 2015	$46,825
New non-accrual	32,200
Recoveries	(2,883)
Transferred to other real estate owned	(3,787)
Loan payoffs, including dispositions and principal pay-downs	(15,425)
Restored to performing status	(461)

Balance at December 31, 2016	$56,469

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2016 and 2015, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Non-performing loans are reviewed regularly by management and discussed on a monthly basis with the Mortgage Committee, the Credit Committee, and the Boards of Directors of the respective Banks, as applicable. In accordance with our charge-off policy, collateral-dependent non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2016. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a CRE loan also depends on the borrower’s credit history, profitability, and expertise in property management. Given that our CRE loans are underwritten in accordance with underwriting standards that are similar to those applicable to our multi-family credits, the percentage of our non-performing CRE loans that have resulted in losses has been comparatively small over time.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at December 31, 2016 and 2015:

As of December 31, 2016	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	11	$13,298	7	$4,297
New York Commercial Bank	2	260	2	5,000

Total for New York Community Bancorp	13	$13,558	9	$9,297

As of December 31, 2015	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	7	$13,603	12	$8,589
New York Commercial Bank	2	301	4	6,331

Total for New York Community Bancorp	9	$13,904	16	$14,920

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

“Other” C&I loans are typically underwritten on the basis of the cash flows produced by the borrower’s business, and are generally collateralized by various business assets, including, but not limited to, inventory, equipment, and accounts receivable. As a result, the capacity of the borrower to repay is substantially dependent on the degree to which the business is successful. Furthermore, the collateral underlying the loan may depreciate over time, may not be conducive to appraisal, and may fluctuate in value, based upon the operating results of the business. Accordingly, personal guarantees are also a normal requirement for other C&I loans.

In addition, at December 31, 2016, one-to-four family loans, ADC loans, and other loans represented 1.0%, 1.0%, and 5.2%, of total non-covered loans held for investment, as compared to 0.33%, 0.87%, and 4.2%, respectively, at December 31, 2015. Furthermore, while 1.6% of our ADC loans and 2.5% of our one-to-four family loans were non-performing at the end of this December, 0.92% of our other loans were non-performing at that date.

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

The following table presents our non-covered loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2015 to December 31, 2016:

	December 31,		Change from December 31, 2015 to December 31, 2016
(dollars in thousands)	2016	2015	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$28	$4,818	$(4,790)	(99.42)%
Commercial real estate	—	178	(178)	(100.00)
One-to-four family	2,844	1,117	1,727	154.61
Other loans	7,511	492	7,019	1,426.63

Total non-covered loans 30-89 days past due	$10,383	$6,605	$3,778	57.20

At December 31, 2016, the balance of non-covered other loans 30 to 89 days past due included New York City taxi medallion loans of $6.8 million. There were no 30-to-89 day past-due taxi medallion loans at the prior year-end.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. In 2016, we recorded net charge-offs of $708,000, as compared to net recoveries of $8.2 million in the prior year.

Partially reflecting the net charge-offs noted above, and the provision of $11.9 million for the allowance for non-covered loan losses, the allowance for losses on non-covered loans rose to $158.3 million at the end of this December from $147.1 million at December 31, 2015. Reflecting the modest increase in non-performing non-covered loans cited earlier in this discussion, the allowance for losses on non-covered loans represented 277.19% of non-performing non-covered loans at December 31, 2016, as compared to 310.08% at the prior year-end.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on non-covered loans was appropriate at that date.

The following table presents information about our five largest non-performing loans at December 31, 2016, all of which are non-covered held-for-investment loans:

	Loan No. 1	Loan No. 2	Loan No. 3 (1)	Loan No. 4	Loan No. 5
Type of Loan	Multi-Family	ADC	CRE	CRE	Other C&I
Origination date	1/05/06	7/07/04	Various (2)	6/16/03	3/08/04
Origination balance	$12,640,000	$6,200,000	$4,999,999	$1,800,000	$1,350,000
Full commitment balance (3)	$12,640,000	$6,200,000	$4,999,999	$1,800,000	$1,190,000
Balance at December 31, 2016	$8,129,070	$6,200,000	$4,999,999	$1,255,633	$1,062,500
Associated allowance	None	None	None	None	None
Non-accrual date	March 2014	October 2016	December 2014	October 2015	June 2014
Origination LTV	79%	57%	36%	68%	63%
Current LTV	75%	67%	61%	22%	73%
Last appraisal	February 2016	April 2016	January 2016	November 2016	June 2016

(1)	This loan was paid in full in the first quarter of 2017.
(2)	Loan No. 3 consisted of two loans to the same borrower with origination dates of July 13, 2010 and September 8, 2011 that were collateralized by the same property.
(3)	There are no funds available for further advances on the five largest non-performing loans.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -35.

No. 1	–	The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex with 314 residential units and four retail stores in Atlantic City, New Jersey.

No. 2	–	The borrower is an owner of real estate and is based in Maryland. The loan is collateralized by 1,031 acres of vacant land in La Plata, Maryland.

No. 3	–	The borrower is an owner of real estate and is based in New York. The loans were collateralized by an 87,500-square foot commercial building in Bethpage, New York.

No. 4	–	The borrower is an owner of real estate and is based in New York. The loan is collateralized by a 19,508-square foot commercial building in Woodhaven, New York.

No. 5	–	The borrower is an owner/operator of gas stations. The loan is collateralized by the principal’s personal residence in Brightwaters, New York.

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

At December 31, 2016, loans modified as TDRs totaled $19.9 million, including accruing loans of $3.5 million and non-accrual loans of $16.5 million. At the prior year-end, loans modified as TDRs totaled $12.2 million, including accruing loans of $2.8 million and non-accrual loans of $9.4 million.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the twelve months ended December 31, 2016:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2015	$2,759	$9,396	$12,155
New TDRs	1,496	15,423	16,919
Transferred to other real estate owned	—	(2,708)	(2,708)
Recoveries	—	(746)	(746)
Loan payoffs, including dispositions and principal pay-downs	(789)	(4,911)	(5,700)

Balance at December 31, 2016	$3,466	$16,454	$19,920

Loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $17.1 million and $9.3 million, respectively, at December 31, 2016 and 2015; loans in connection with which forbearance agreements were reached amounted to $2.8 million and $2.9 million at the respective dates.

Multi-family loans and CRE loans accounted for $10.7 million and $1.9 million of TDRs at the end of this December, as compared to $2.7 million and $6.4 million, respectively, at the prior year-end. Based on the number of loans performing in accordance with their revised terms, our success rate for restructured multi-family and CRE loans was, in each case, 100% at the end of this December; our success rates for restructured one-to-four family and other loans were 73% and 67%, respectively, at that date.

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2016, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

For additional information about our TDRs at December 31, 2016 and 2015, see the discussion of “Asset Quality” in Note 5, “Loans” in Item 8, “Financial Statements and Supplementary Data.”

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2016 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered Purchased Credit-Impaired Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2016. Covered loans and non-covered purchased credit-impaired (“PCI”) loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

	At or for the Years Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$145,196	$139,857	$141,946	$140,948	$137,290
Provision for (recovery of) losses on non-covered loans	12,036	(2,846)	—	18,000	45,000
Charge-offs:
Multi-family	—	(167)	(755)	(12,922)	(27,939)
Commercial real estate	—	(273)	(1,615)	(3,489)	(5,046)
One-to-four family	(170)	(875)	(410)	(351)	(574)
Acquisition, development, and construction	—	—	—	(1,503)	(5,974)
Other loans	(3,413)	(1,273)	(5,296)	(7,092)	(6,685)

Total charge-offs	(3,583)	(2,588)	(8,076)	(25,357)	(46,218)
Recoveries	2,875	10,773	5,987	8,355	4,876

Net (charge-offs) recoveries	(708)	8,185	(2,089)	(17,002)	(41,342)

Balance at end of year	$156,524	$145,196	$139,857	$141,946	$140,948

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$13,558	$13,904	$31,089	$58,395	$163,460
Commercial real estate	9,297	14,920	24,824	24,550	56,863
One-to-four family	9,679	12,259	11,032	10,937	10,945
Acquisition, development, and construction	6,200	27	654	2,571	12,091

Total non-accrual non-covered mortgage loans	38,734	41,110	67,599	96,453	243,359
Non-accrual non-covered other loans	17,735	5,715	9,351	7,084	17,971
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$56,469	$46,825	$76,950	$103,537	$261,330
Non-covered other real estate owned (2)	11,607	14,065	61,956	71,392	29,300

Total non-performing non-covered assets	$68,076	$60,890	$138,906	$174,929	$290,630

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.15%	0.13%	0.23%	0.35%	0.96%
Non-performing non-covered assets to total non-covered assets	0.14	0.13	0.30	0.40	0.71
Allowance for losses on non-covered loans to non-performing non-covered loans	277.19	310.08	181.75	137.10	53.93
Allowance for losses on non-covered loans to total non-covered loans	0.42	0.41	0.42	0.48	0.52
Net charge-offs (recoveries) during the period to average loans outstanding during the period (3)	0.00	(0.02)	0.01	0.05	0.13

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$28	$4,818	$464	$33,678	$19,945
Commercial real estate	—	178	1,464	1,854	1,679
One-to-four family	2,844	1,117	3,086	1,076	2,645
Acquisition, development, and construction	—	—	—	—	1,178
Other loans	7,511	492	1,178	481	2,138

Total loans 30-89 days past due (4)	$10,383	$6,605	$6,192	$37,089	$27,585

(1)	The December 31, 2016, 2015, 2014, 2013, and 2012 amounts exclude loans 90 days or more past due of $131.5 million, $137.2 million, $157.9 million, $211.5 million, and $312.6 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 and 2015 amounts also exclude $869,000 and $969,000, respectively, of non-covered PCI loans.
(2)	The December 31, 2016, 2015, 2014, 2013, and 2012 amounts exclude OREO of $17.0 million, $25.8 million, $32.0 million, $37.5 million, and $45.1 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The December 31, 2016, 2015, 2014, 2013, and 2012 amounts exclude loans 30 to 89 days past due of $22.6 million, $32.8 million, $41.7 million, $57.9 million, and $81.2 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 amount also excludes $6,000 of non-covered PCI loans. There were no non-covered PCI loans 30 to 89 days past due at any of the prior year-ends.

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans, excluding the allowance for losses on non-covered PCI loans, at each year-end for the five years ended December 31, 2016:

	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment
Multi-family loans	$91,590	72.13%	$93,977	72.67%	$96,212	72.21%	$79,745	69.41%	$79,618	68.18%
Commercial real estate loans	20,943	20.68	19,721	21.98	19,546	23.13	34,702	24.70	38,426	27.27
One-to-four family loans	1,484	1.02	612	0.33	562	0.42	1,755	1.88	1,519	0.75
Acquisition, development, and construction loans	9,908	1.02	8,402	0.87	6,296	0.78	7,789	1.15	8,418	1.46
Other loans	32,599	5.15	22,484	4.15	17,241	3.46	17,955	2.86	12,967	2.34

Total loans	$156,524	100.00%	$145,196	100.00%	$139,857	100.00%	$141,946	100.00%	$140,948	100.00%

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

In connection with the AmTrust and Desert Hills loss sharing agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, respectively, which were the acquisition-date fair values of the respective loss sharing agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables increase if the losses increase, and decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements are recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized.

In 2016 and 2015, respectively, we recorded FDIC indemnification expense of $6.2 million and $9.3 million in “Non-interest income” in connection with the recovery of $7.7 million and $11.7 million from the allowance for losses on covered loans, respectively. The recoveries were recorded to reflect our expectation that the cash flows generated by certain pools of covered loans would increase due to an improvement in credit quality.

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

The loss share receivables also may increase due to accretion, or decrease due to amortization. In 2016 and 2015, we recorded net amortization of $51.0 million and $49.1 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the FDIC loss sharing reimbursements. In the twelve months ended December 31, 2016, we received FDIC reimbursements of $14.0 million, as compared to $24.5 million in the prior year.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at December 31, 2016 and December 31, 2015, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

	At or For the Year Ended December 31,
(dollars in thousands)	2016	2015
Covered Assets and Non-Covered PCI Loans 90 Days or More Past Due:
Covered loans and non-covered PCI loans 90 days or more past due:
Multi-family	$—	$—
Commercial real estate	612	729
One-to-four family	125,076	130,626
Acquisition, development, and construction	—	237
Other	6,646	6,559

Total covered loans and non-covered PCI loans 90 days or more past due	$132,334	$138,151
Covered other real estate owned	16,990	25,817

Total covered assets and non-covered PCI loans	$149,324	$163,968

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$13,558	$13,904
Commercial real estate	9,909	15,649
One-to-four family	134,755	142,885
Acquisition, development, and construction	6,200	264
Other non-performing loans	24,381	12,274

Total non-performing loans	$188,803	$184,976
Other real estate owned	28,598	39,882

Total non-performing assets	$217,401	$224,858

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.48%	0.49%
Total non-performing assets to total assets	0.44	0.45
Allowances for loan losses to total non-performing loans	96.39	96.51
Allowances for loan losses to total loans	0.47	0.47

Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	—	—
One-to-four family	21,112	30,455
Acquisition, development, and construction	—	—
Other loans	1,542	2,369

Total covered loans and non-covered PCI loans 30-89 days past due	$22,654	$32,824

Total Loans 30-89 Days Past Due:
Multi-family	$28	$4,818
Commercial real estate	—	178
One-to-four family	23,956	31,572
Acquisition, development, and construction	—	—
Other loans	9,053	2,861

Total loans 30-89 days past due	$33,037	$39,429

The following table presents a geographical analysis of our non-performing loans at December 31, 2016:

	Non-Performing Loans
(in thousands)	Non-Covered Loans (1)	Covered Loans & Non-Covered PCI Loans	Total
New York	$30,939	$13,829	$44,768
New Jersey	18,800	10,939	29,739
Florida	—	19,927	19,927
Maryland	6,200	9,248	15,448
California	219	13,570	13,789
Ohio	—	10,069	10,069
Massachusetts	—	7,068	7,068
Connecticut	—	2,440	2,440
All other states	311	45,244	45,555

Total non-performing loans	$56,469	$132,334	$188,803

(1)	Excludes $869,000 of non-covered PCI loans.

Securities

Securities represented $3.8 billion, or 7.8%, of total assets at the end of this December, as compared to $6.2 billion, or 12.3%, of total assets at December 31, 2015. Most of the $2.4 billion decline occurred in the first quarter, as a reduction in market interest rates triggered an increase in calls of securities, most of which were Delegated Underwriting and Servicing (“DUS”) securities, which are Fannie Mae securities backed by multi-family and CRE loans.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures) and U.S. Treasury obligations. At December 31, 2016 and 2015, GSE obligations and U.S. Treasury obligations together represented 93.0% and 94.1% of total securities, respectively. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, and municipal obligations. None of our securities investments are backed by subprime or Alt-A loans.

Depending on management’s intent at the time of purchase, securities are classified as either “held to maturity” or “available for sale.” Held-to-maturity securities are securities that management has the positive intent to hold to maturity. In addition to generating cash flows from repayments, securities held to maturity are a source of earnings and serve as collateral for our wholesale borrowings.

Available-for-sale securities are securities that management intends to hold for an indefinite period of time. In addition to generating cash flows from sales and from repayments of principal and interest, such securities serve as a source of liquidity for future loan production, the reduction of higher-cost funding, and general operating activities. A decision to purchase or sell available-for-sale securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy.

Held-to-maturity securities represented $3.7 billion, or 97.3%, of total securities at the end of this December, a $2.3 billion decrease from the year-earlier balance, which represented 96.7% of total securities. At December 31, 2016 and 2015, the fair value of securities held to maturity represented 102.7% and 102.3%, respectively, of their carrying value.

Mortgage-related securities and other securities accounted for $3.2 billion and $500.2 million, respectively, of held-to-maturity securities at December 31, 2016, as compared to $3.6 billion and $2.4 billion, respectively, at the prior year-end. Included in other securities at the respective dates were GSE and U.S. Treasury obligations of $288.8 million and $2.2 billion; capital trust notes of $65.7 million and $65.6 million; municipal bonds of $71.6 million and $75.3 million; and corporate bonds of $74.2 million and $73.8 million. The estimated weighted average life of the held-to-maturity securities portfolio was 5.4 years and 6.5 years at the corresponding dates.

At December 31, 2016, available-for-sale securities represented $104.3 million, or 2.7%, of total securities and had an estimated weighted average life of 13.1 years. Included in the year-end amount were mortgage-related securities of $7.3 million and other securities of $97.0 million.

At the prior year-end, available-for-sale securities represented $204.3 million, or 3.3%, of total securities, and had an estimated weighted average life of 2.8 years. Mortgage-related securities accounted for $53.9 million of the year-end balance, with other securities accounting for the remaining $150.4 million.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At December 31, 2016, the Community Bank held FHLB-NY stock in the amount of $574.5 million; the Commercial Bank held FHLB-NY stock of $16.4 million at that date.

At December 31, 2015, the Community Bank and the Commercial Bank held FHLB-NY stock in the amount of $625.9 million and $38.1 million, respectively.

Dividends from the FHLB-NY to the Community Bank totaled $26.2 million and $19.8 million, respectively, in 2016 and 2015; dividends from the FHLB-NY to the Commercial Bank totaled $1.4 million and $1.6 million in the corresponding years.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $17.4 million year-over-year to $949.0 million at December 31, 2016.

FDIC Loss Share Receivable

In connection with our FDIC loss sharing agreements, we recorded FDIC loss share receivables of $243.7 million and $314.9 million, respectively, at December 31, 2016 and 2015. The respective amounts represent the present values of the reimbursements we expected to receive under our FDIC loss sharing agreements at those dates.

Goodwill and Core Deposit Intangibles

We record goodwill and core deposit intangibles (“CDI”) in our consolidated statements of condition in connection with certain of our business combinations.

Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. CDI refers to the fair value of the core deposits acquired in a business combination, and is typically amortized over a period of ten years from the acquisition date.

While goodwill totaled $2.4 billion at both December 31, 2016 and 2015, the balance of CDI declined from $2.6 million to $208,000 as a result of amortization over the twelve-month period.

For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

Other Assets

“Other assets” include accrued interest receivable and income tax receivable, among other items. In the twelve months ended December 31, 2016, other assets declined $247.9 million to $387.4 million, primarily reflecting a $227.4 million decrease in income tax receivable.

Sources of Funds

The Parent Company (i.e., the Company on an unconsolidated basis) has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Banks; capital raised through the issuance of securities; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities.

In 2016, loan repayments and sales generated cash flows of $12.5 billion, as compared to $15.0 billion in 2015. Cash flows from repayments accounted for $8.0 billion and $10.5 billion of the respective totals and cash flows from sales accounted for $4.5 billion of the respective totals in both years.

In 2016, cash flows from the repayment and sale of securities respectively totaled $2.5 billion and $323.3 million, while the purchase of securities amounted to $492.6 million for the year. By comparison, cash flows from the repayment and sale of securities totaled $950.5 million and $322.8 million, respectively, in 2015, and were offset by the purchase of securities totaling $338.0 million.

In 2016, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Deposits totaled $28.9 billion and $28.4 billion, and represented 59.0% and 56.5% of total assets, at December 31, 2016 and 2015, respectively. While the balance of savings accounts declined $2.3 billion year-over-year to $5.3 billion, the impact was exceeded by a $2.7 million increase in all other deposits combined. Specifically, certificates of deposit (“CDs”) rose $2.3 billion to $7.6 billion, while NOW and money market accounts rose $326.1 million to $13.4 billion. Non-interest-bearing deposits accounted for $131.6 million of the increase, having grown to $2.6 billion year-over-year.

While the vast majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations), institutional deposits and municipal deposits are also part of our deposit mix. Retail deposits rose $520.0 million year-over-year to $21.5 billion, while institutional deposits rose $56.7 million to $2.8 billion at year-end. Municipal deposits represented $637.7 million of total deposits at the end of this December, a $95.7 million decrease from the balance at December 31, 2015.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $3.9 billion of our deposits at the end of this December, as compared to $4.0 billion at December 31, 2015. Brokered money market accounts represented $2.5 billion of total brokered deposits at both December 31, 2016 and 2015; brokered interest-bearing checking accounts represented $1.4 billion and $1.5 billion, respectively, at the corresponding dates.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. Largely reflecting a $2.1 billion decline in wholesale borrowings to $13.3 billion, the total balance of borrowed funds also dropped $2.1 billion year-over-year, to $13.7 billion.

Wholesale Borrowings

Wholesale borrowings totaled $13.3 billion and $15.4 billion, respectively, at December 31, 2016 and 2015, representing 27.2% and 30.6% of total assets at the respective dates. FHLB-NY advances accounted for $11.7 billion of the year-end 2016 balance, as compared to $13.5 billion at the prior year-end. Pursuant to blanket collateral agreements with the Banks, our FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. (For more information regarding our FHLB-NY advances, see the discussion that appears earlier in this report regarding our membership, and our ownership of stock, in the FHLB-NY.) None of our wholesale borrowings had callable features at December 31, 2016 or 2015.

Also included in wholesale borrowings at both December 31, 2016 and 2015 were repurchase agreements of $1.5 billion. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates.

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

Federal funds purchased represented $150.0 million of wholesale borrowings at the end of this December, a $276.0 million decrease from the year-earlier amount.

Junior Subordinated Debentures

Junior subordinated debentures totaled $358.9 million at December 31, 2016, modestly higher than the balance at the prior year-end.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $557.9 million and $537.7 million, respectively, at December 31, 2016 and 2015. As in the past, our loan and securities portfolios provided meaningful liquidity in 2016, with cash flows from the repayment and sale of loans totaling $12.5 billion and cash flows from the repayment and sale of securities totaling $2.5 billion.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2016, our available borrowing capacity with the FHLB-NY was $7.5 billion. In addition, the Community Bank and the Commercial Bank had available-for-sale securities of $102.3 million and unpledged held-to-maturity securities of $1.8 billion, combined, at that date.

Furthermore, the Banks both have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity, if need be. In connection with these agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At December 31, 2016, the maximum amount the Community Bank could borrow from the FRB-NY was $1.2 billion; the maximum amount the Commercial Bank could borrow at that date was $127.2 million. There were no borrowings against either line of credit at December 31, 2016.

Our primary investing activity is loan production, and the volume of loans we originated for sale and for investment totaled $13.8 billion in 2016. During this time, the net cash provided by investing activities totaled $1.2 billion; the net cash provided by our operating activities totaled $755.7 million. Our financing activities used net cash of $2.0 billion.

CDs due to mature or reprice in one year or less from December 31, 2016 totaled $7.2 billion, representing 94.8% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

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

As a result of the $546.8 million after-tax debt repositioning charge incurred in the twelve months ended December 31, 2015 (which resulted in the Company recording a net loss of $47.2 million for the year), and pursuant to the FRB’s Supervisory Letter SR 09-04, the Company was required to receive a non-objection from the FRB to pay cash dividends on its outstanding common stock throughout 2016. The Company received non-objections from the FRB for each of the four quarterly cash dividends it paid during the year. The FRB has advised the Company to continue the exchange of written documentation to obtain their non-objection to the declaration of dividends.

The Parent Company’s ability to pay dividends may also depend, in part, upon dividends it receives from the Banks. The ability of the Community Bank and the Commercial Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State Banking Law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the FRB, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2016, the Banks paid dividends totaling $330.0 million to the Parent Company, leaving $220.0 million that they could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2016 included $63.7 million in cash and cash equivalents and $2.0 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2016, we had CDs of $7.6 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $13.2 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $160.3 million at December 31, 2016.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations as of December 31, 2016:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases	Total
One year or less	$6,876,629	$2,800,000	$29,639	$9,706,268
One to three years	601,939	8,554,500	49,482	9,205,921
Three to five years	79,583	1,500,000	30,360	1,609,943
More than five years	19,019	358,879	50,777	428,675

Total	$7,577,170	$13,213,379	$160,258	$20,950,807

(1)	Includes FHLB advances, repurchase agreements, and junior subordinated debentures.

At December 31, 2016, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $2.4 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes our off-balance sheet commitments to extend credit in the form of loans and letters of credit at December 31, 2016:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$316,709
One-to-four family	271,230
Acquisition, development, and construction	317,234

Total mortgage loan commitments	$905,173
Other loan commitments (1)	1,171,002

Total loan commitments	$2,076,175
Commercial, performance stand-by, and financial stand-by letters of credit	324,288

Total commitments	$2,400,463

(1) Includes unadvanced lines of credit.

Of the total loan commitments noted in the preceding table, $1.8 billion were for loans held for investment and the remaining $242.5 million were for one-to-four family mortgage loans held for sale.

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

At December 31, 2016, we had no commitments to purchase securities.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options, and relate to our mortgage banking operations, MSRs, and other related risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At December 31, 2016, we held derivative financial instruments with a notional value of $2.8 billion. (See Note 15, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our use of such financial instruments.)

Capital Position

Stockholders’ equity rose $189.3 million year-over-year to $6.1 billion, representing 12.52% of total assets and a book value per share of $12.57 at December 31, 2016. At the prior year-end, stockholders’ equity totaled $5.9 billion, and represented 11.79% of total assets and a book value per share of $12.24.

Tangible stockholders’ equity rose $191.7 million year-over-year to $3.7 billion, after the distribution of four quarterly cash dividends totaling $330.8 million. The year-end 2016 balance represented 7.93% of tangible assets and a tangible book value per share of $7.57. At the prior year-end, tangible stockholders’ equity totaled $3.5 billion, representing 7.30% of tangible assets and a tangible book value per share of $7.21.

We calculate tangible stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. While goodwill totaled $2.4 billion at December 31, 2016 and 2015, CDI totaled $208,000 and $2.6 million at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity and tangible stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of our financial condition and results of operations.)

Stockholders’ equity and tangible stockholders’ equity both include AOCL, which is comprised of the net unrealized gain or loss on available-for-sale securities; the net unrealized loss on the non-credit portion of OTTI securities; and the Company’s pension and post-retirement obligations at the end of a period. In the twelve months ended December 31, 2016 and 2015, AOCL totaled $56.7 million and $57.0 million, respectively. The decline in AOCL was largely the net effect of a $4.0 million decrease in net pension and post-retirement obligations to $50.7 million and the $3.8 million difference between the net unrealized loss on securities available for sale recorded at the end of this December and the net unrealized gain on securities available for sale recorded at December 31, 2015.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2016 and 2015:

At December 31, 2016	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,748,231	10.62%	4.50%
Tier 1 risk-based capital	3,748,231	10.62	6.00
Total risk-based capital	4,277,759	12.12	8.00
Leverage capital	3,748,231	8.00	4.00

At December 31, 2015	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,558,415	9.95%	4.50%
Tier 1 risk-based capital	3,644,872	10.19	6.00
Total risk-based capital	4,086,913	11.43	8.00
Leverage capital	3,644,872	7.77	4.00

At December 31, 2016, the capital ratios for the Company, the Community Bank, and the Commercial Bank continued to exceed the levels required for classification as “well capitalized” institutions, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 18, “Regulatory Matters,” in Item 8, “Financial Statements and Supplementary Data.”

The Company and the Banks assign various loans and other assets to respective risk categories. In September 2016, management reclassified certain multi-family loans that had previously been assigned to the 50% risk-weight category to the 100% risk-weight category, based on a new interpretation of applicable regulatory guidance. The reclassification reduced the Company’s and the Banks’ common equity tier 1 capital, tier 1 risk-weighted capital, and total risk-weighted capital ratios from the levels that were previously reported for the period ending December 31, 2015. For the Company, the common equity tier 1 capital, tier 1 risk-weighted capital, and total risk-weighted capital ratios were reduced by 54 basis points, 56 basis points, and 62 basis points, respectively; for the Community Bank, the capital ratios were reduced by 57 basis points, 57 basis points, and 59 basis points, respectively; and for the Commercial Bank, the capital ratios were reduced by 72 basis points, 72 basis points, and 76 basis points, respectively, from the percentages previously reported. Notwithstanding the respective reductions, the Company and the Banks continued to be classified as “well-capitalized” institutions at December 31, 2015.

RESULTS OF OPERATIONS: 2016 AS COMPARED TO 2015

Earnings Summary

In the twelve months ended December 31, 2016, we generated earnings of $495.4 million, or $1.01 per diluted share, representing a 1.00% return on average assets and an 8.19% return on average stockholders’ equity.

In the twelve months ended December 31, 2015, we recorded a net loss of $47.2 million, or $0.11 per diluted share. The net loss was attributable to a debt repositioning charge incurred in the fourth quarter in connection with the prepayment of $10.4 billion of wholesale borrowings. On a pre-tax basis, the charge was $915.0 million; on an after-tax basis, the charge was $546.8 million, or $1.17 per diluted share. In accordance with ASC 470-50, $773.8 million of the pre-tax charge was recorded as interest expense and $141.2 million was recorded as non-interest expense.

The benefit of the debt repositioning is reflected in our 2016 Consolidated Results of Operations, including the interest expense on, and average cost of, borrowed funds; the interest expense on, and average cost of, interest-bearing liabilities; our net interest income; our net interest rate spread; and our net interest margin.

Our 2016 and 2015 results also reflect certain expenses incurred in connection with the Astoria Financial merger agreement, which was announced on October 29, 2015 and terminated effective January 1, 2017 by mutual agreement of the companies’ Boards. In 2016, merger-related expenses totaled $11.1 million, as compared to $3.7 million in the prior year.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. In December 2015, the FOMC raised the target federal funds rate to a range of 0.25% to 0.50%. This was the first time the rate had been raised since the fourth quarter of 2008, when it was reduced to a range of zero to 0.25%. In December 2016, the FOMC again raised the target federal funds rate, to a range of 0.50% to 0.75%.

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In 2016, the five-year CMT ranged from a low of 0.94% in July to a high of 2.10% in December, with an average rate of 1.33% for the year. In 2015, the five-year CMT ranged from a low of 1.18% in January to a high of 1.81% in December, with an average rate of 1.53% for the year.

Another factor that impacts the yields on our interest-earning assets—and our net interest income—is the income generated by our multi-family and CRE loans and securities when they prepay. Since prepayment income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields (as applicable) on our loans, securities, and interest-earning assets, and therefore in our net interest income, our net interest rate spread, and our net interest margin.

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

In 2016, we generated net interest income of $1.3 billion, as compared to $408.1 million in the prior year. The 2015 amount reflects the impact of the $773.8 million debt repositioning charge recorded in the fourth quarter in connection with the prepayment of $10.4 billion of wholesale borrowings with an average cost of 3.16%. The prepaid funds were replaced with a like amount of wholesale borrowings with an average cost of 1.58% (i.e., half the original average cost).

The repositioning of our debt was strategic in nature; it was designed to reduce our interest expense on borrowed funds and the average cost of such funding, and to increase our net interest income, net interest rate spread, and net interest margin. The benefit of the debt repositioning is reflected in our 2016 net interest income and the related measures, with our net interest income rising year-over-year to $1.3 billion, as noted, and our net interest rate spread and margin rising to 2.85% and 2.93%, respectively. Notably, the interest expense on borrowed funds and total interest-bearing liabilities declined to $216.5 million and $387.5 million, respectively, in the current twelve-month period, and the average cost of such funds improved to 1.54% and 0.96%. While not all of these improvements were due to the prior year’s actions, the bulk of them do, in fact, reflect the benefit of the debt repositioning.

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

The following table also reflects the impact of the debt repositioning charge on our 2015 net interest income, and the related measures. Readers are particularly encouraged to compare the following line items, which were directly impacted by the debt repositioning charge: the interest expense on average borrowed funds; the average cost of borrowed funds; the interest expense on average interest-bearing liabilities; the average cost of interest-bearing liabilities; our net interest income; our net interest rate spread; and our net interest margin.

Net Interest Income Analysis

	For the Years Ended December 31,
	2016				2015					2014
			Average					Average				Average
	Average		Yield/		Average			Yield/		Average		Yield/
(dollars in thousands)	Balance	Interest	Cost		Balance	Interest		Cost		Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,076,298	$1,472,020	3.77%		$36,343,407	$1,441,462		3.97%		$34,510,611	$1,414,884	4.10%
Securities and money market investments (2)(3)	4,934,058	202,849	4.11		7,278,562	250,122		3.44		8,215,129	268,183	3.26

Total interest-earning assets	44,010,356	1,674,869	3.81		43,621,969	1,691,584		3.88		42,725,740	1,683,067	3.94
Non-interest-earning assets	5,289,245				5,248,236					5,312,332

Total assets	$49,299,601				$48,870,205					$48,038,072

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
NOW and money market accounts	$13,322,346	$62,166	0.47%		$12,674,236	$46,467		0.37%		$11,638,484	$39,508	0.34%
Savings accounts	5,915,020	31,982	0.54		7,546,417	50,776		0.67		6,595,334	35,727	0.54
Certificates of deposit	6,899,706	76,875	1.11		5,698,437	62,906		1.10		6,663,188	74,511	1.12

Total interest-bearing deposits	26,137,072	171,023	0.65		25,919,090	160,149		0.62		24,897,006	149,746	0.60
Borrowed funds	14,059,543	216,464	1.54		14,275,818	1,123,360	(4)	7.87	(4)	14,687,889	392,968	2.68

Total interest-bearing liabilities	40,196,615	387,487	0.96		40,194,908	1,283,509	(5)	3.19	(5)	39,584,895	542,714	1.37
Non-interest-bearing deposits	2,860,532				2,660,220					2,481,751
Other liabilities	190,403				201,441					202,631

Total liabilities	43,247,550				43,056,569					42,269,277
Stockholders’ equity	6,052,051				5,813,636					5,768,795

Total liabilities and stockholders’ equity	$49,299,601				$48,870,205					$48,038,072

Net interest income/interest rate spread		$1,287,382	2.85%			$408,075	(6)	0.69	%(6)		$1,140,353	2.57%

Net interest margin			2.93%					0.94	%(7)			2.67%

Ratio of interest-earning assets to interest-bearing liabilities			1.09	x				1.09	x			1.08	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.
(4)	The debt repositioning charge accounted for $773.8 million of the interest expense on borrowed funds and for 542 basis points of the average cost in 2015.
(5)	The debt repositioning charge accounted for $773.8 million of the interest expense on average interest-bearing liabilities and for 192 basis points of the average cost in 2015.
(6)	The debt repositioning charge reduced our 2015 net interest income by $773.8 million and our net interest rate spread by 192 basis points.
(7)	The debt repositioning charge reduced our 2015 net interest margin by 177 basis points.

As the debt repositioning charge had no impact on our interest income or the interest expense stemming from our interest-bearing deposits in 2015, a comparison of the 2016 and 2015 amounts and measures is provided below:

Interest Income

•	In 2016, interest income fell $16.7 million year-over-year to $1.7 billion, as the benefit of a $30.6 million increase in the interest income produced by loans was substantially exceeded by the impact of a $47.3 million decline in the interest income produced by securities and money market investments.

•	The increase in the interest income produced by loans was driven by a $2.7 billion rise in the average balance of such assets to $39.1 billion and tempered by a 20-basis point drop in the average yield to 3.77%. The increase in interest income on loans was also partly offset by a $36.4 million decline in the contribution of prepayment income to $60.9 million, and by an 11-basis point decrease in the contribution to the average yield to 16 basis points.

•	The decline in the interest income produced by securities and money market investments was driven by a $2.3 billion reduction in the average balance of such assets to $4.9 billion, primarily reflecting the aforementioned high volume of securities calls. As a result of such calls, prepayment income from securities rose $14.1 million year-over-year to $33.5 million and the contribution of prepayment income to the average yield on securities and money market investments rose 41 basis points to 68 basis points. Largely reflecting the increase in prepayment income, the average yield on securities and money market investments rose 67 basis points to 4.11% year-over-year.

Interest Expense

•	In 2016, the interest expense on interest-bearing deposits rose $10.9 million year-over-year to $171.0 million, as a $218.0 million rise in the average balance to $26.1 billion was accompanied by a three-basis point rise in the average cost to 0.65%. While the average balance of savings accounts fell $1.6 billion year-over-year to $5.9 billion, the decrease was exceeded by the combination of a $1.2 billion rise in CDs to $6.9 billion and a $648.1 million rise in NOW and money market accounts to $13.3 billion. Similarly, while the average cost of savings accounts fell 13 basis points year-over-year, the benefit was exceeded by the impact of a one-basis point rise in the average cost of CDs and a ten-basis point rise in the average cost of NOW and money market accounts.

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

In addition, the following table reflects the impact of the fourth quarter 2015 debt repositioning charge on the changes in net interest income from the year ended December 31, 2016 to the year ended December 31, 2015 and from the year ended December 31, 2015 to the year ended December 31, 2014. The impact of the debt repositioning is also reflected in the decline in the rate on borrowed funds and total interest-bearing liabilities from 2015 to 2016 and the increase in the rate on borrowed funds and total interest-bearing liabilities from 2014 to 2015.

Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2016			December 31, 2015
	Compared to Year Ended			Compared to Year Ended
	December 31, 2015			December 31, 2014
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$92,003	$(61,445)	$30,558	$68,802	$(42,224)	$26,578
Securities and money market investments	(121,091)	73,818	(47,273)	(33,567)	15,506	(18,061)

Total	(29,088)	12,373	(16,715)	35,235	(26,718)	8,517

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	$2,478	$13,221	$15,699	$3,664	$3,295	$6,959
Savings accounts	(9,847)	(8,947)	(18,794)	5,618	9,431	15,049
Certificates of deposit	13,379	590	13,969	(10,661)	(944)	(11,605)
Borrowed funds	(16,766)	(890,130)	(906,896)	(10,711)	741,103	730,392

Total	(10,756)	(885,266)	(896,022)	(12,090)	752,885	740,795

Change in net interest income	$(18,332)	$897,639	$879,307	$47,325	$(779,603)	$(732,278)

Provision for (Recoveries of) Loan Losses

Provision for (Recovery of) Losses on Non-Covered Loans

The provision for losses on non-covered loans, like the recovery of non-covered loan losses, is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies” earlier in this report, we recorded an $11.9 million provision for non-covered loan losses in the current twelve-month period as compared to a $3.3 million recovery of non-covered loan losses in the twelve months ended December 31, 2015.

Reflecting the 2016 provision and twelve-month net charge-offs of $708,000, the allowance for losses on non-covered loans rose to $158.3 million at the end of this December from $147.1 million at the prior year-end.

Recovery of Losses on Covered Loans

When an improvement in the credit quality of certain loan portfolios acquired in our FDIC-assisted transactions leads us to believe that the cash flows from those portfolios will exceed our expectations, we reverse the previously established covered loan loss allowance by recording a recovery. In accordance with this methodology, we recovered $7.7 million and $11.7 million, respectively, from the covered loan loss allowance in the twelve months ended December 31, 2016 and 2015.

Reflecting the recoveries recorded in 2016, the allowance for losses on covered loans fell to $23.7 million from $31.4 million in the twelve months ended December 31, 2015.

Because our FDIC loss sharing agreements call for the FDIC to share in any recoveries of such losses, we also record FDIC indemnification expense in “Non-interest income” in the same period that a recovery of covered loan losses occurs. Accordingly, we recorded FDIC indemnification expense of $6.2 million and $9.3 million in the twelve months ended December 31, 2016 and 2015, respectively, as further discussed under “Non-interest income” below.

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

For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—mortgage banking income (which consists of income from the origination of one-to-four family loans for sale and income from the servicing of these and other one-to-four family loans); fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on sales of securities; and “other” sources, including the revenues produced through the sale of third-party investment products and those produced through our subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

Non-interest income fell $65.2 million year-over-year to $145.6 million in the twelve months ended December 31, 2016. The reduction was primarily attributable to the following factors:

•	Mortgage banking income fell $26.8 million year-over-year to $27.3 million, primarily due to a first-quarter change in the assumptions used to calculate the value of our MSRs, together with an increase in loan payments and curtailments.

•	Other non-interest income fell to $41.6 million in the twelve months ended December 31, 2016 from $74.2 million in the twelve months ended December 31, 2015. While certain components of other non-interest income declined year-over-year, including revenues from PBC and the sale of third-party investments, the bulk of the year-over-year reduction was due to certain gains recorded in the prior year. The amount of other non-interest income recorded in 2015 was boosted by the combination of a $13.3 million gain on the sale of a bank-owned property and a $7.8 million gain on the sale of a multi-family property that had been classified as OREO. As no comparable gains were recorded in 2016, these two factors accounted for $21.1 million of the $32.6 million decline in other non-interest income from the level recorded in 2015.

•	The net gain on sales of loans, primarily through participations, fell $10.3 million year-over-year to $15.8 million.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in the twelve months ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
(in thousands)	2016	2015	2014
Mortgage banking income	$27,281	$54,113	$62,953
Fee income	32,665	34,058	36,585
BOLI income	31,015	27,541	27,150
Net gain (loss) on sales of loans	15,806	26,133	(223)
Net gain on sales of securities	3,347	4,054	14,029
FDIC indemnification expense	(6,155)	(9,336)	(14,870)
Other income:
Peter B. Cannell & Co., Inc.	22,537	26,771	26,176
Third-party investment product sales	11,658	13,292	13,571
Gain on Visa shares sold	—	—	3,856
Recovery of OTTI securities	1,214	242	17,326
Other	6,204	33,895	15,040

Total other income	41,613	74,200	75,969

Total non-interest income	$145,572	$210,763	$201,593

It should be noted that the amount of mortgage banking income we record in any given period is likely to vary, and therefore is difficult to predict. The mortgage banking income we record depends in large part on the volume of loans originated which, in turn, depends on a variety of factors, including changes in market interest rates and economic conditions, competition, refinancing activity, and loan demand. In addition, the servicing income we record can vary from quarter to quarter, depending on the effectiveness of the hedging we engage in to offset the anticipated impact of changing interest rates on our serviced loans.

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations.

Non-interest expense totaled $651.6 million in the twelve months ended December 31, 2016, as compared to $765.9 million in the year-earlier twelve-month period. Included in the 2015 amount was $141.2 million of the debt repositioning charge recorded in the fourth quarter; no comparable charge was recorded in 2016.

In addition, merger-related charges accounted for $11.1 million of non-interest expense in 2016, as compared to $3.7 million in the prior year.

While non-interest expense declined year-over-year, operating expenses rose $22.5 million to $638.1 million from the level recorded in 2015. Compensation and benefits expense accounted for $8.8 million of the year-over-year increase, having grown to $351.4 million in 2016. The increase was driven by a combination of factors, including an increase in medical benefits expense, back-office staff expansion, normal salary increases, and the granting of stock awards. In addition, G&A expense rose $17.6 million year-over-year to $188.1 million, primarily reflecting a $14.8 million increase in FDIC deposit insurance premiums to $61.1 million, as well as an increase in legal and professional fees. These increases, which included fees incurred in connection with our preparations for SIFI status, were only partly offset by a $3.9 million decrease in occupancy and equipment expense to $98.5 million, primarily representing an increase in rental income.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we operate our branches and/or conduct our mortgage banking business.

In the twelve months ended December 31, 2016, we recorded income tax expense of $281.7 million, reflecting pre-tax income of $777.1 million and an effective tax rate of 36.25%. In the prior year, we recorded an income tax benefit of $84.9 million as a result of having recorded a $132.0 million pre-tax loss.

RESULTS OF OPERATIONS: 2015 AS COMPARED TO 2014

Earnings Summary

In the fourth quarter of 2015, we recorded a non-routine pre-tax debt repositioning charge of $915.0 million in connection with the prepayment of $10.4 billion of wholesale borrowings. In accordance with ASC 470-50, $773.8 million of the debt repositioning charge was recorded as interest expense, and the remaining $141.2 million was recorded as non-interest expense. In addition, our fourth quarter non-interest expense included pre-tax expenses of $3.7 million in connection with the proposed merger with Astoria Financial. On an after-tax basis, the entire debt repositioning charge was equivalent to $546.8 million and the merger-related expenses were equivalent to $3.2 million.

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

Net Interest Income

While the benefit of the strategic debt repositioning was reflected in our 2016 earnings, the inclusion of the $773.8 million charge in the interest expense on borrowed funds resulted in our recording total interest expense of $1.3 billion and net interest income of $408.1 million in 2015. By comparison, in 2014, we recorded total interest expense of $542.7 million and net interest income of $1.1 billion. The impact of the debt repositioning charge was further reflected in our net interest margin, which was 0.94% and 2.67% in the respective years.

Given the significant impact of the debt repositioning charge on the Company’s 2015 net interest income and margin, a comparison with the year-earlier levels is not meaningful, in our view. Accordingly, the following discussion is limited to a comparison of our 2015 and 2014 interest income and a comparison of the interest expense on our interest-bearing deposits during those years.

Interest Income

Interest income rose $8.5 million year-over-year to $1.7 billion, as the average balance of interest-earning assets rose $896.2 million to $43.6 billion and the average yield on such assets fell six basis points to 3.88%.

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

In 2015, as in the past, the interest income we recorded was impacted by the prepayment income we received, primarily in connection with the prepayment of our multi-family and CRE loans, but also in connection with our investment in DUS securities. Prepayment income contributed $116.7 million to interest income in 2015, with prepayments from loans accounting for $97.3 million of the total and prepayments from securities accounting for the remaining $19.4 million. In 2014, prepayment income contributed $89.0 million to interest income, with loans and securities accounting for $86.8 million and $2.3 million, respectively. In addition, prepayment income contributed 27 basis points to our 2015 margin and 21 basis points to our margin in the prior year.

In 2015, the largest loan to prepay was a $116.7 million loan to a single borrower that accounted for $3.5 million of the prepayment income recorded on loans; in comparison, the largest loan to prepay in 2014 was a $170.0 million loan to a single borrower, which accounted for $6.8 million of the prepayment income recorded during the year.

Interest Expense

As previously noted, the interest expense we recorded in 2015 was significantly increased by the $773.8 million debt repositioning charge included in the interest expense produced by borrowed funds.

Also included in the year’s interest expense was the interest expense produced by our interest-bearing deposits, which rose $10.4 million year-over-year to $160.1 million in the twelve months ended December 31, 2015. The increase was attributable to a $1.0 billion rise in the average balance of such funds to $25.9 billion and a two-basis point rise in the average cost to 0.62%.

NOW and money market accounts contributed $7.0 million to the year-over-year increase in interest expense as a $1.0 billion rise in the average balance was accompanied by a three-basis point rise in the average cost to 0.37%. Savings accounts contributed $15.0 million to the year-over-year increase, as the average balance rose $951.1 million to $7.5 billion, and the average cost rose 13 basis points to 0.67%. The impact of these increases was partly offset by an $11.6 million decline in the interest expense produced by CDs to $62.9 million, as a $964.8 million reduction in the average balance to $5.7 billion combined with a two-basis point decline in the average cost to 1.10%.

For additional information about the impact of the debt repositioning charge on our 2015 financial performance, see the Net Interest Income (Loss) Analysis that appears earlier in this filing and, in particular, the following line items, which were directly impacted by the debt repositioning charge: the interest expense on average borrowed funds; the average cost of borrowed funds; the interest expense on average interest-bearing liabilities; the average cost of interest-bearing liabilities; our net interest income; our net interest rate spread; and our net interest margin.

(Recoveries of) Provision for Losses on Loans

(Recovery of) Losses on Non-Covered Loans

In accordance with management’s methodology for the calculation of the allowance for non-covered loan losses, we recovered $3.3 million from that allowance in 2015. In 2014, no recovery of, nor provision for, losses on non-covered loans was recorded, reflecting management’s application of the same methodology.

Recovery of (Provision for) Losses on Covered Loans

In accordance with management’s methodology for the calculation of the allowance for covered loan losses, we recovered $11.7 million and $18.6 million from that allowance in the twelve months ended December 31, 2015 and 2014, respectively.

The respective recoveries were partially offset by FDIC indemnification expense of $9.3 million and $14.9 million, as noted in the discussion of “Non-interest income” below.

Non-Interest Income

Non-interest income rose $9.2 million year-over-year to $210.8 million in the twelve months ended December 31, 2015. The increase was largely the net effect of the following factors:

•	Net gains on sales of loans rose to $26.1 million in 2015 from a loss of $223,000 in the prior year.

•	Reflecting the aforementioned decline in the recovery of covered loan losses, FDIC indemnification expense dropped $5.5 million year-over-year to $9.3 million.

•	Mortgage banking income declined $8.8 million year-over-year to $54.1 million, as a $15.5 million increase in income from originations was more than offset by a $24.3 million decline in servicing income to $14.6 million. In addition to a 15-basis point rise in the gain-on-sale margin to 0.88%, the year-over-year increase in income from originations reflects a rise in loan production as consumers were encouraged by the low level of residential mortgage interest rates to purchase new homes or refinance. The decline in servicing income was generally due to a mismatch between the change in the valuation of our MSRs and the change in the value of the derivatives used to hedge our MSRs which, in turn, was due to the volatility of interest rates in the third quarter of the year.

•	Net securities gains fell $10.0 million year-over-year to $4.1 million.

•	Other non-interest income fell $1.8 million year-over-year to $74.2 million. Included in the 2015 amount were net gains on the sale of OREO properties of $15.8 million and a $13.3 million gain on the sale of a bank-owned building used for retail operations. In 2014, other non-interest income included a $9.3 million net gain on the sale of OREO properties, a $3.9 million gain on Visa shares sold, and the recovery of $17.3 million on a security that had previously been written off.

Non-Interest Expense

In accordance with ASC 470-50, and as previously noted, $141.2 million of the debt repositioning charge incurred in the fourth quarter was recorded in non-interest expense. Primarily reflecting this charge and, to a lesser extent, merger-related expenses of $3.7 million, non-interest expense rose $178.4 million from the year-earlier level to $765.9 million in 2015.

Operating expenses accounted for $36.4 million of the year-over-year increase and totaled $615.6 million in the twelve months ended December 31, 2015. The bulk of the increase was attributable to compensation and benefits expense, which rose $35.8 million year-over-year to $342.6 million. The increase in compensation and benefits expense was due to a combination of factors, including normal increases in compensation, as well as stock incentives; an increase in medical benefits and pension expenses; and the expansion of staffing in certain departments in preparation for our expected transition to SIFI status.

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

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2016 and 2015:

	2016				2015
(in thousands, except per share data)	4th	3rd	2nd	1st	4th (1)	3rd	2nd	1st
Net interest income (loss)	$315,520	$318,423	$325,573	$327,866	$(449,202)	$279,412	$285,097	$292,768
Provision for (recoveries of) loan losses	3,516	(55)	895	(176)	(6,317)	(9,028)	334	7
Non-interest income	32,374	40,595	37,366	35,237	59,041	37,587	61,901	52,234
Non-interest expense	170,602	161,685	160,911	158,448	309,781	147,308	151,930	156,836

Income (loss) before income taxes	173,776	197,388	201,133	204,831	(693,625)	178,719	194,734	188,159
Income tax expense (benefit)	60,043	72,089	74,673	74,922	(288,818)	64,031	71,030	68,900

Net income (loss)	$113,733	$125,299	$126,460	$129,909	$(404,807)	$114,688	$123,704	$119,259

Basic earnings (loss) per share	$0.23	$0.26	$0.26	$0.27	$(0.87)	$0.26	$0.28	$0.27

Diluted earnings (loss) per share	$0.23	$0.26	$0.26	$0.27	$(0.87)	$0.26	$0.28	$0.27

(1)	The fourth quarter 2015 amounts reflect the debt repositioning charge recorded in connection with the prepayment of $10.4 billion of wholesale borrowings. In accordance with ASC 470-50, $773.8 million of the $915.0 million pre-tax debt repositioning charge was recorded in interest expense and $141.2 million was recorded in non-interest expense. On an after-tax basis, the debt repositioning charge was equivalent to $546.8 million, or $1.17 per diluted share.

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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY AND TANGIBLE STOCKHOLDERS’ EQUITY, TOTAL ASSETS AND TANGIBLE ASSETS, AND THE RELATED FINANCIAL MEASURES

While stockholders’ equity, total assets, and book value per share are financial measures that are recorded in accordance with U.S. generally accepted accounting principles (“GAAP”), tangible stockholders’ equity, tangible assets, and tangible book value per share are not. It is management’s belief that these non-GAAP measures should be disclosed in this report and others we issue for the following reasons:

1.	Tangible stockholders’ equity is an important indication of the Company’s ability to grow organically and through business combinations, as well as its ability to pay dividends and to engage in various capital management strategies.

2.	Tangible book value per share and the ratio of tangible stockholders’ equity to tangible assets are among the capital measures considered by current and prospective investors, both independent of, and in comparison with, the Company’s peers.

Tangible stockholders’ equity, tangible assets, and the related non-GAAP measures should not be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP measures may differ from that of other companies reporting non-GAAP measures with similar names.

Reconciliations of our stockholders’ equity and tangible stockholders’ equity, our total assets and tangible assets, and the related financial measures at December 31, 2016 and 2015 follow:

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2016	2015
Stockholders’ Equity	$6,123,991	$5,934,696
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(208)	(2,599)

Tangible stockholders’ equity	$3,687,652	$3,495,966

Total Assets	$48,926,555	$50,317,796
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(208)	(2,599)

Tangible assets	$46,490,216	$47,879,066

Stockholders’ equity to total assets	12.52%	11.79%
Tangible stockholders’ equity to tangible assets	7.93	7.30

Book value per share	$12.57	$12.24
Tangible book value per share	7.57	7.21

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In 2016, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates; and (3) We extended the maturities of certain short-term wholesale borrowings.

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

At December 31, 2016, our one-year gap was a negative 21.37%, as compared to a negative 17.77% at December 31, 2015. The 360-basis point change was primarily due to an increase in CDs repricing, and a decline in securities maturing, within one year. The combined impact on our one-year gap was partially offset by a decline in borrowings due to reprice within the same period of time.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2016 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 23% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 22% and 15% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 57% for the first five years and 43% for years six through ten. NOW accounts were assumed to decay at a rate of 74% for the first five years and 26% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 72% for the first five years and 28% for years six through ten.

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

As of December 31, 2016, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates by a constant prepayment rate of 2.48% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates by a constant prepayment rate of 1.97% per annum.

Interest Rate Sensitivity Analysis

	At December 31, 2016
	Three	Four to	More Than	More Than	More Than	More
	Months	Twelve	One Year	Three Years	Five Years	Than
(dollars in thousands)	or Less	Months	to Three Years	to Five Years	to 10 Years	10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,059,337	$4,943,173	$14,275,447	$11,037,973	$4,838,195	$279,413	$39,433,538
Mortgage-related securities (2)(3)	40,843	75,820	147,946	643,172	2,255,493	56,616	3,219,890
Other securities and money market investments (2)	720,642	203,553	62,732	10,053	85,025	113,462	1,195,467

Total interest-earning assets	4,820,822	5,222,546	14,486,125	11,691,198	7,178,713	449,491	43,848,895

INTEREST-BEARING LIABILITIES:
NOW and money market accounts	7,546,812	426,458	986,828	811,882	3,623,100	—	13,395,080
Savings accounts	1,066,299	800,481	639,155	504,162	2,270,277	—	5,280,374
Certificates of deposit	1,703,999	5,479,960	303,484	73,474	16,253	—	7,577,170
Borrowed funds	673,927	2,800,000	8,554,500	1,500,000	—	144,952	13,673,379

Total interest-bearing liabilities	10,991,037	9,506,899	10,483,967	2,889,518	5,909,630	144,952	39,926,003

Interest rate sensitivity gap per period (4)	$(6,170,215)	$(4,284,353)	$4,002,158	$8,801,680	$1,269,083	$304,539	$3,922,892

Cumulative interest rate sensitivity gap	$(6,170,215)	$(10,454,568)	$(6,452,410)	$2,349,270	$3,618,353	$3,922,892

Cumulative interest rate sensitivity gap as a percentage of total assets	(12.61)%	(21.37)%	(13.19)%	4.80%	7.40%	8.02%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	43.86%	49.00%	79.17%	106.94%	109.10%	109.83%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

The following table sets forth our NPV at December 31, 2016, based on the information and assumptions in effect at that date, and assuming the changes in interest rates noted:

(dollars in thousands)
Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$49,623,762	$42,763,289	$6,860,473	$—	—%
+100	49,053,852	42,475,076	6,578,776	(281,697)	(4.11)
+200	48,169,753	42,203,508	5,966,245	(894,228)	(13.03)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at December 31, 2016, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(2.47)%
+200 over one year	(5.56)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in other changes to our gap, NPV, and/or net interest income simulation.

In the event that our net interest income and NPV sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

•	Our Asset and Liability Management Committee (the “ALCO Committee”) would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

•	In formulating appropriate strategies, the ALCO Committee would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2016, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 7.78% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 5.54% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2016	2015
ASSETS:
Cash and cash equivalents	$557,850	$537,674
Securities:
Available for sale	104,281	204,255
Held-to-maturity ($1,930,533 and $2,152,939 pledged, respectively) (fair value of $3,813,959 and $6,108,529, respectively)	3,712,776	5,969,390

Total securities	3,817,057	6,173,645

Non-covered loans held for sale	409,152	367,221
Non-covered loans held for investment, net of deferred loan fees and costs	37,382,722	35,763,204
Less: Allowance for losses on non-covered loans	(158,290)	(147,124)

Non-covered loans held for investment, net	37,224,432	35,616,080
Covered loans	1,698,133	2,060,089
Less: Allowance for losses on covered loans	(23,701)	(31,395)

Covered loans, net	1,674,432	2,028,694

Total loans, net	39,308,016	38,011,995
Federal Home Loan Bank stock, at cost	590,934	663,971
Premises and equipment, net	373,675	322,307
FDIC loss share receivable	243,686	314,915
Goodwill	2,436,131	2,436,131
Core deposit intangibles	208	2,599
Mortgage servicing rights (includes $228,099 and $243,389, respectively, measured at fair value)	233,961	247,734
Bank-owned life insurance	949,026	931,627
Other real estate owned (includes $16,990 and $25,817, respectively, covered by loss sharing agreements)	28,598	39,882
Other assets	387,413	635,316

Total assets	$48,926,555	$50,317,796

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
NOW and money market accounts	$13,395,080	$13,069,019
Savings accounts	5,280,374	7,541,566
Certificates of deposit	7,577,170	5,312,487
Non-interest-bearing accounts	2,635,279	2,503,686

Total deposits	28,887,903	28,426,758
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,664,500	13,463,800
Repurchase agreements	1,500,000	1,500,000
Federal funds purchased	150,000	426,000

Total wholesale borrowings	13,314,500	15,389,800
Junior subordinated debentures	358,879	358,605

Total borrowed funds	13,673,379	15,748,405
Other liabilities	241,282	207,937

Total liabilities	42,802,564	44,383,100

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized; none issued)	—	—
Common stock at par $0.01 (900,000,000 shares authorized; 487,067,889 and 484,968,024 shares issued, and 487,056,676 and 484,943,308 shares outstanding, respectively)	4,871	4,850
Paid-in capital in excess of par	6,047,558	6,023,882
Retained earnings (accumulated deficit)	128,435	(36,568)
Treasury stock, at cost (11,213 and 24,716 shares, respectively)	(160)	(447)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $534 and $2,153, respectively	(753)	3,031

Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,351 and $3,400, respectively	(5,241)	(5,318)
Net unrealized loss on pension and post-retirement obligations, net of tax of $34,355 and $37,279, respectively	(50,719)	(54,734)

Total accumulated other comprehensive loss, net of tax	(56,713)	(57,021)

Total stockholders’ equity	6,123,991	5,934,696

Total liabilities and stockholders’ equity	$48,926,555	$50,317,796

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
INTEREST INCOME:
Mortgage and other loans	$1,472,020	$1,441,462	$1,414,884
Securities and money market investments	202,849	250,122	268,183

Total interest income	1,674,869	1,691,584	1,683,067

INTEREST EXPENSE:
NOW and money market accounts	62,166	46,467	39,508
Savings accounts	31,982	50,776	35,727
Certificates of deposit	76,875	62,906	74,511
Borrowed funds	216,464	1,123,360	392,968

Total interest expense	387,487	1,283,509	542,714

Net interest income	1,287,382	408,075	1,140,353
Provision for (recovery of) losses on non-covered loans	11,874	(3,334)	—
Recovery of losses on covered loans	(7,694)	(11,670)	(18,587)

Net interest income after provision for (recoveries of) loan losses	1,283,202	423,079	1,158,940

NON-INTEREST INCOME:
Mortgage banking income	27,281	54,113	62,953
Fee income	32,665	34,058	36,585
Bank-owned life insurance	31,015	27,541	27,150
Net gain (loss) on sales of loans	15,806	26,133	(223)
Net gain on sales of securities	3,347	4,054	14,029
FDIC indemnification expense	(6,155)	(9,336)	(14,870)
Other	41,613	74,200	75,969

Total non-interest income	145,572	210,763	201,593

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	351,436	342,624	306,848
Occupancy and equipment	98,543	102,435	99,016
General and administrative	188,130	170,541	173,306

Total operating expenses	638,109	615,600	579,170
Amortization of core deposit intangibles	2,391	5,344	8,297
Debt repositioning charge	—	141,209	—
Merger-related expenses	11,146	3,702	—

Total non-interest expense	651,646	765,855	587,467

Income (loss) before income taxes	777,128	(132,013)	773,066
Income tax expense (benefit)	281,727	(84,857)	287,669

Net income (loss)	$495,401	$(47,156)	$485,397

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $1,560; $437; and $4,343, respectively	(2,207)	475	6,407
Change in the non-credit portion of OTTI losses recognized in other comprehensive income (loss), net of tax of $49; $44; and $142, respectively	77	69	217
Change in pension and post-retirement obligations, net of tax of $2,924; $1,161; and $14,992, respectively	4,015	(1,445)	(22,123)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $1,127; $306; and $2,492, respectively	(1,577)	(434)	(3,694)

Total other comprehensive income (loss), net of tax	308	(1,335)	(19,193)

Total comprehensive income (loss), net of tax	$495,709	$(48,491)	$466,204

Basic earnings (loss) per share	$1.01	$(0.11)	$1.09

Diluted earnings (loss) per share	$1.01	$(0.11)	$1.09

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2016	2015	2014
COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	$4,850	$4,427	$4,409
Shares issued for restricted stock awards (2,099,865; 1,683,564; and 1,782,601, respectively)	21	17	18
Shares issued in follow-on common stock offering (40,625,000 shares)	—	406	—

Balance at end of year	4,871	4,850	4,427

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	6,023,882	5,369,623	5,346,017
Shares issued for restricted stock awards, net of forfeitures	(8,985)	(7,708)	(7,073)
Compensation expense related to restricted stock awards	32,661	30,205	27,454
Proceeds from follow-on common stock offering, net	—	629,276	—
Tax effect of stock plans	—	2,486	3,225

Balance at end of year	6,047,558	6,023,882	5,369,623

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance at beginning of year	(36,568)	464,569	422,761
Net income (loss)	495,401	(47,156)	485,397
Dividends paid on common stock ($0.68; $1.00; and $1.00 per share)	(330,810)	(453,981)	(442,204)
Stock options exercised	—	—	(82)
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09 (1)	412	—	—
Effect of adopting ASU No. 2014-01	—	—	(1,303)

Balance at end of year	128,435	(36,568)	464,569

TREASURY STOCK:
Balance at beginning of year	(447)	(1,118)	(1,032)
Purchase of common stock (566,584; 448,223; and 439,437 shares, respectively)	(8,677)	(7,020)	(7,283)
Exercise of stock options (8,990 shares)	—	—	142
Shares issued for restricted stock awards (580,087; 495,777; and 422,097 shares, respectively)	8,964	7,691	7,055

Balance at end of year	(160)	(447)	(1,118)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(57,021)	(55,686)	(36,493)
Other comprehensive income (loss), net of tax	308	(1,335)	(19,193)

Balance at end of year	(56,713)	(57,021)	(55,686)

Total stockholders’ equity	$6,123,991	$5,934,696	$5,781,815

(1)	See Note 2, “Summary of Significant Accounting Policies” for a discussion of the Company’s adoption of ASU No. 2016-09.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$495,401	$(47,156)	$485,397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recoveries of) loan losses	4,180	(15,004)	(18,587)
Depreciation and amortization	32,811	31,497	27,792
Amortization of discounts and premiums, net	(26,258)	(8,069)	(8,293)
Amortization of core deposit intangibles	2,391	5,344	8,297
Net gain on sales of securities	(3,347)	(4,054)	(14,029)
Net gain on sales of loans	(57,398)	(65,649)	(24,066)
Gain on Visa shares sold	—	—	(3,856)
Stock-based compensation	32,661	30,205	27,454
Deferred tax expense (benefit)	44,746	(31,289)	26,151
Changes in operating assets and liabilities:
Decrease (increase) in other assets	326,790	(196,899)	105,575
(Decrease) increase in other liabilities	(4,336)	15,425	(16,020)
Origination of loans held for sale	(4,646,773)	(4,680,243)	(3,189,694)
Proceeds from sales of loans originated for sale	4,554,785	4,545,466	3,316,296

Net cash provided by (used in) operating activities	755,653	(420,426)	722,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	2,499,205	940,580	775,347
Proceeds from repayment of securities available for sale	50,192	9,889	9,787
Proceeds from sales of securities held to maturity	1,297	44,104	139,294
Proceeds from sales of securities available for sale	322,038	278,689	333,725
Purchase of securities held to maturity	(213,208)	(20,021)	(150,338)
Purchase of securities available for sale	(279,402)	(318,027)	(226,000)
Proceeds from sale of Visa shares	—	—	3,856
Redemption of Federal Home Loan Bank stock	601,941	623,189	555,635
Purchase of Federal Home Loan Bank stock	(528,904)	(771,833)	(509,572)
Net increase in loans	(2,826,365)	(4,072,135)	(3,482,686)
Proceeds from sales of loans	1,675,550	1,923,208	478,605
Purchase of premises and equipment, net	(84,179)	(34,802)	(73,495)

Net cash provided by (used in) investing activities	1,218,165	(1,397,159)	(2,145,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	461,145	98,024	2,667,742
Net increase (decrease) in short-term borrowed funds	(3,256,300)	768,100	(767,900)
Proceeds from long-term borrowed funds	1,181,000	11,243,500	50,000
Repayments of long-term borrowed funds	—	(10,489,682)	(160,615)
Tax effect of stock plans (1)	—	2,486	3,225
Proceeds received from follow-on common stock offering, net		629,682	—
Cash dividends paid on common stock	(330,810)	(453,981)	(442,204)
Net cash received from stock option exercises	—	—	60
Payments relating to treasury shares received for restricted stock award tax payments (1)	(8,677)	(7,020)	(7,283)

Net cash (used in) provided by financing activities	(1,953,642)	1,791,109	1,343,025

Net increase (decrease) in cash and cash equivalents	20,176	(26,476)	(80,400)
Cash and cash equivalents at beginning of year	537,674	564,150	644,550

Cash and cash equivalents at end of year	$557,850	$537,674	$564,150

Supplemental information:
Cash paid for interest	$382,135	$540,818	$553,811
Cash paid for income taxes	180,238	187,608	247,589
Cash paid for prepayment penalties on borrowings	—	914,965	—
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$20,099	$47,096	$86,545
Transfer of loans from held for investment to held for sale	1,659,743	1,897,075	654,758
Transfer of loans from held for sale to held for investment	—	153,578	—
Shares issued for restricted stock awards	8,985	7,708	7,073

(1)	See Note 2, “Summary of Significant Accounting Policies” for a discussion of the Company’s adoption of ASU No. 2016-09.

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

The Community Bank is the primary banking subsidiary of the Company, which was formerly known as Queens County Bancorp, Inc. Founded on April 14, 1859 and formerly known as Queens County Savings Bank, the Community Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($0.93 per share on a split-adjusted basis, reflecting the impact of nine stock splits between 1994 and 2004). The Commercial Bank was established on December 30, 2005.

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

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowances for loan losses; the valuation of mortgage servicing rights (“MSRs”); the evaluation of goodwill for impairment; the evaluation of other-than-temporary impairment (“OTTI”) of securities; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets.

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities (“capital securities”). See Note 8, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. In the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, Federal Home Loan Bank (“FHLB”) stock is presented on a gross basis to conform to the presentation for the year ended December 31, 2016.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $557.9 million and $537.7 million, respectively. Included in cash and cash equivalents at those dates were $138.6 million and $119.2 million, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2016 and 2015 were federal funds sold of $6.8 million and $4.6 million, respectively. In addition, the Company had $250.0 million in pledged reverse repurchase agreements outstanding at December 31, 2016 and 2015.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System (the “FRB”), the Company was required to maintain total reserves with the Federal Reserve Bank of New York of $162.1 million and $158.3 million, respectively, at December 31, 2016 and 2015, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

Securities Held to Maturity and Available for Sale

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of OTTI recorded in accumulated other comprehensive loss (“AOCL”), net of tax.

The fair values of our securities—and particularly our fixed-rate securities—are affected by changes in market interest rates and credit spreads. In general, as interest rates rise and/or credit spreads widen, the fair value of fixed-rate securities will decline. As interest rates fall and/or credit spreads tighten, the fair value of fixed-rate securities will rise. We regularly conduct a review and evaluation of our securities portfolio to determine if the decline in the fair value of any security below its carrying amount is other than temporary. If we deem any such decline in value to be other than temporary, the security is written down to its current fair value, creating a new cost basis, and the resultant loss (other than the OTTI of debt securities attributable to non-credit factors) is charged against earnings and recorded in “Non-interest income.” Our assessment of a decline in fair value requires judgment as to the financial position and future prospects of the entity that issued the investment security, as well as a review of the security’s underlying collateral. Broad changes in the overall market or interest rate environment generally will not lead to a write-down.

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

Federal Home Loan Bank Stock

As a member of the FHLB of New York (the “FHLB-NY”), the Company is required to hold shares of FHLB-NY stock, which is carried at cost. The Company’s holding requirement varies based on certain factors, including its outstanding borrowings from the FHLB-NY. In connection with the FDIC-assisted acquisitions of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”), the Company acquired stock in the FHLBs of Cincinnati and San Francisco, all of which was redeemed in the fourth quarter of 2015. Accordingly, all of the Company’s FHLB stock was FHLB-NY stock at December 31, 2016 and 2015.

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

Loans held for sale are originated by the Community Bank through its mortgage banking operation, and primarily are sold to government-sponsored enterprises (“GSEs”), with the servicing typically retained. The loans originated for sale by the mortgage banking operation are carried at fair value, which is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in mortgage interest rates subsequent to loan funding, and changes in the fair value of the servicing rights associated with the mortgage loans held for sale. In addition, loans originated as “held for investment” and subsequently designated as “held for sale” are transferred to held for sale at fair value.

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

Prepayment income on loans is recorded in interest income and only when cash is received. Accordingly, there are no assumptions involved in the recognition of prepayment income.

Two factors are considered in determining the amount of prepayment income: the prepayment penalty percentage set forth in the loan documents, and the principal balance of the loan at the time of prepayment. The volume of loans prepaying may vary from one period to another, often in connection with actual or perceived changes in the direction of market interest rates. When interest rates are declining, rising precipitously, or perceived to be on the verge of rising, prepayment income may increase as more borrowers opt to refinance and lock in current rates prior to further increases taking place.

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash.

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

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2016 and 2015 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

By considering the factors discussed above, management determines an allowance for non-covered loan losses that is applied to each significant loan portfolio segment to determine the total allowance for losses on non-covered loans.

The Company uses a rolling 24-quarter look-back period to determine the allowance for loan losses on non-covered loans because it believes that this produces an appropriate reflection of its historical loss experience.

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

See Note 6, “Allowances for Loan Losses” for a further discussion of the allowances for losses on non-covered and covered loans.

FDIC Loss Share Receivable

The FDIC loss share receivable is initially recorded at fair value and is measured separately from the covered loans acquired in the AmTrust and Desert Hills acquisitions as it is not contractually embedded in any of the covered loans. The loss share receivable related to estimated future loan losses is not transferable should the Company sell a covered loan prior to foreclosure or maturity. The loss share receivable represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the applicable loss sharing percentages. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC.

The FDIC loss share receivable is reduced as losses are recognized on covered loans and loss sharing payments are received from the FDIC. Realized losses in excess of acquisition-date estimates will result in an increase in the FDIC loss share receivable. Conversely, if realized losses are lower than the acquisition-date estimates, the FDIC loss share receivable will be reduced.

Decreases in estimated reimbursements from the FDIC, if any, are recognized in income prospectively over the lives of the related covered loans (or, if shorter, over the remaining term of the related loss sharing agreement). Related additions to the accretable yield on covered loans are recognized in income prospectively over the lives of the loans. Increases in estimated reimbursements will be recognized in interest income in the same period that they are identified, and an allowance for loan losses for the related loans recorded.

The Company’s FDIC loss sharing agreements pertaining to the remaining covered loans acquired in connection with the AmTrust and Desert Hills acquisitions are scheduled to expire in December 2019 and March 2020, respectively.

Goodwill Impairment

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

ASC Topic 350 - Intangibles—Goodwill and Other (“ASC 350”) requires companies to test goodwill for impairment annually and more frequently if indicators of impairment exist. Testing goodwill for impairment requires companies to compare the fair value of a reporting unit with its carrying amount, including goodwill.

ASC 350 also provides for an optional qualitative assessment for testing goodwill for impairment that may allow companies to skip the annual two-step test. The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes based on the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the two-step test. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it has completed its goodwill impairment test and does not need to perform the two-step test.

Under step one of the two-step test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two (measurement) of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review of goodwill at December 31st, and when a triggering event occurs between annual impairment tests. No impairment losses were recorded in 2016, 2015, or 2014.

Core Deposit Intangibles

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative funding source. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded on the Company’s CDI in 2016, 2015, or 2014. If an impairment loss is determined to exist in the future, the loss will be reflected as an expense in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the period in which such impairment is identified.

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

Depreciation and amortization are included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss), and amounted to $32.8 million, $31.5 million, and $27.8 million, respectively, in the years ended December 31, 2016, 2015, and 2014.

Mortgage Servicing Rights

The Company recognizes the right to service mortgage loans for others as a separate asset referred to as “mortgage servicing rights,” or “MSRs.” MSRs are generally recognized when loans are sold whole or in part (i.e., as a “participation”), servicing retained. Both of the Company’s two classes of MSRs (i.e., residential and participation) are initially recorded at fair value. While residential MSRs continue to be carried at fair value, participation MSRs are subsequently amortized and carried at the lower of their fair value or amortized amount on a quarterly basis. The amortization is recorded in proportion to, and over the period of, estimated net servicing income.

The Company bases the fair value of its MSRs on a valuation performed by a third-party valuation specialist. The specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

Changes in the fair value of MSRs occur primarily in connection with the collection/realization of expected cash flows, as well as changes in the valuation inputs and assumptions. Changes in the fair value of residential MSRs are reported in “Mortgage banking income” and changes in the value of participation MSRs are reported in “Other income” in the period during which such changes occur.

See Note 11, “Intangible Assets,” for additional information regarding the Company’s residential and participation MSRs.

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

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2016 and 2015, the Company’s investment in BOLI was $949.0 million and $931.6 million, respectively. There were no additional purchases of BOLI during the years ended December 31, 2016 or 2015. The Company’s investment in BOLI generated income of $31.0 million, $27.5 million, and $27.2 million, respectively, during the years ended December 31, 2016, 2015, and 2014.

Other Real Estate Owned

Real estate properties acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the property, and the real estate is carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2016 and 2015, respectively, the Company had other real estate owned (“OREO”) of $28.6 million and $39.9 million, including OREO of $17.0 million and $25.8 million that is covered under the Company’s FDIC loss sharing agreements.

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

Stock-Based Compensation

Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2016, the Company had 9,646,760 shares available for grant under the 2012 Stock Incentive Plan, including 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 13, “Stock-Related Benefit Plans.”

Retirement Plans

The Company’s pension benefit obligations and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts in accordance with GAAP. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected rate of return on plan assets. The Company evaluates these critical assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns, mortality rates, turnover, and the rate of compensation increase.

Under GAAP, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in AOCL until they are amortized as a component of net periodic benefit cost.

Earnings (Loss) per Share (Basic and Diluted)

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

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

The following table presents the Company’s computation of basic and diluted earnings (loss) per share for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2016	2015	2014
Net income (loss)	$495,401	$(47,156)	$485,397
Less: Dividends paid on and earnings/(loss) allocated to participating securities	(3,795)	(3,357)	(3,425)

Earnings/(loss) applicable to common stock	$491,606	$(50,513)	$481,972

Weighted average common shares outstanding	485,150,173	448,982,223	440,988,102

Basic earnings (loss) per common share	$1.01	$(0.11)	$1.09

Earnings (loss) applicable to common stock	$491,606	$(50,513)	$481,972

Weighted average common shares outstanding	485,150,173	448,982,223	440,988,102
Potential dilutive common shares (1)	—	—	—

Total shares for diluted earnings (loss) per share computation	485,150,173	448,982,223	440,988,102

Diluted earnings (loss) per common share and common share equivalents	$1.01	$(0.11)	$1.09

(1)	Options to purchase 58,560 shares of the Company’s common stock that were outstanding as of December 31, 2014 at a weighted average exercise price of $18.04 were excluded from the computation of diluted EPS because their inclusion would have had an antidilutive effect. At December 31, 2016 and 2015, there were no stock options outstanding.

Impact of Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (“Topic 350”): Simplifying the Test for Goodwill Impairment.” Topic 350 currently requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step one, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step two and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit.

To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in ASU No. 2017-04 remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU No. 2017-04 does not amend the optional qualitative assessment of goodwill impairment. An entity should apply the amendments in ASU No. 2017-04 on a prospective basis. An entity is required to disclose the nature of, and reason for, the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the first annual period when the entity initially adopts ASU No. 2017-04. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 is not expected to have a material effect on the Company’s consolidated statements of condition, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. ASU No. 2016-15 should be applied using a retrospective transition method to each period presented. The Company does not expect to early adopt ASU No. 2016-15 and its adoption is not expected to have a material effect on the Company’s consolidated statements of condition, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company plans to adopt ASU No. 2016-13 effective January 1, 2020, using the required modified retroactive approach which includes presenting the cumulative effect of initial application along with supplementary disclosures. The Company is evaluating ASU No. 2016-13, initiating implementation efforts across the Company, and planning for loss modeling requirements consistent with lifetime expected loss estimates. The adoption of ASU No. 2016-13 could have a material effect on the Company’s consolidated statements of condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company’s loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 prospectively, effective for the first quarter of 2016. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than as equity. This resulted in an immaterial benefit to income tax expense in the first quarter of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under current guidance, or account for forfeitures when they occur. The Company has elected to continue its existing practice of estimating the number of awards that will be forfeited. The income tax effects of ASU No. 2016-09 on the statement of cash flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods have not been adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statement of Cash Flows; this is consistent with the manner in which the Company has presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods was required.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 will require organizations that lease assets (hereinafter referred to as “lessees”) to recognize as assets and liabilities on the balance sheet the respective rights and obligations created by those leases. Under ASU No. 2016-02, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than twelve months. ASU No. 2016-02 also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company plans to adopt ASU No. 2016-02 effective January 1, 2019 using the required modified retroactive approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize substantially all of our leases for which we are the lessee as a lease liability and corresponding right-of-use asset on our consolidated statements of condition. The Company has assembled a project management team and is presently evaluating all of its leases as well as contracts that may contain embedded leases for compliance with the new lease accounting rules.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU No. 2016-01 require all equity investments to be measured at fair value, with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those resulting in consolidation of the investee). The amendments in ASU No. 2016-01 also require an entity to present separately in “Other comprehensive income” the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in ASU No. 2016-01 eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. In addition, ASU No. 2016-01 is the final version of proposed ASU No. 2013-220—Financial Instruments—Overall (Subtopic 825-10) and Proposed ASU No. 2013-221—Financial Instruments—Overall (Subtopic 825-10). ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is not expected to have a material effect on the Company’s consolidated statements of condition or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern.” ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures if management concludes that substantial doubts exists or that its plans alleviate substantial doubt that was raised. The Company adopted ASU No. 2014-15 for the year ended December 31, 2016, with no impact to its financial statements and concluded that there were no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” including most industry-specific revenue recognition guidance throughout the Industry Topics of the ASC. In addition, the amendments supersede the cost guidance in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts,” and create new Subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers.” In summary, the core principle of ASU No. 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 effective January 1, 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. ASU No. 2014-09 does not apply to the majority of our revenue streams. The Company is in the process of comparing our current revenue recognition policies to the requirements of ASU No. 2014-09 for those revenue streams that do fall under ASU No. 2014-09. While we have not identified any material differences in the amount and timing of revenue recognition for the revenue streams we have reviewed to date, our evaluation is not complete, and we have not concluded our determination of the overall impact of adopting ASU No. 2014-09. ASU No. 2014-09 will require that our revenue recognition policy disclosures include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers that fall under the requirements of ASU No. 2014-09.

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2016
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Unrealized gains on available-for-sale securities	$2,704	Net gain on sales of securities
	(1,127)	Tax expense

	$1,577	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:

Past service liability	$249	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(9,376)	Included in the computation of net periodic (credit) expense (2)

	(9,127)	Total before tax
	3,804	Tax benefit

	$(5,323)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(3,746)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 12, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2016 and 2015:

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$7,786	$—	$460	$7,326

Other Securities:
Municipal bonds	$583	$48	$—	$631
Capital trust notes	9,458	2	2,217	7,243
Preferred stock	70,866	1,446	328	71,984
Mutual funds and common stock (2)	16,874	484	261	17,097

Total other securities	$97,781	$1,980	$2,806	$96,955

Total securities available for sale	$105,567	$1,980	$3,266	$104,281

(1)	Government-sponsored enterprise.
(2)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$53,820	$33	$1	$53,852

Other Securities:
Municipal bonds	$725	$70	$—	$795
Capital trust notes	9,444	—	2,480	6,964
Preferred stock	118,205	7,415	248	125,372
Mutual funds and common stock	16,877	470	75	17,272

Total other securities	$145,251	$7,955	$2,803	$150,403

Total securities available for sale	$199,071	$7,988	$2,804	$204,255

The following tables summarize the Company’s portfolio of securities held to maturity at December 31, 2016 and 2015:

	December 31, 2016
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,193,489	$2,193,489	$64,431	$2,399	$2,255,521
GSE CMOs (1)	1,019,074	1,019,074	36,895	57	1,055,912

Total mortgage-related securities	$3,212,563	$3,212,563	$101,326	$2,456	$3,311,433

Other Securities:
U. S. Treasury obligations	$200,293	$200,293	$—	$73	$200,220
GSE debentures	88,457	88,457	3,836	—	92,293
Corporate bonds	74,217	74,217	9,549	—	83,766
Municipal bonds	71,554	71,554	—	1,789	69,765
Capital trust notes	74,284	65,692	2,662	11,872	56,482

Total other securities	$508,805	$500,213	$16,047	$13,734	$502,526

Total securities held to maturity (2)	$3,721,368	$3,712,776	$117,373	$16,190	$3,813,959

(1)	Collateralized mortgage obligations.
(2)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2016, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

	December 31, 2015
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,269,828	$2,269,828	$76,827	$4,722	$2,341,933
GSE CMOs	1,325,033	1,325,033	53,236	57	1,378,212

Total mortgage-related securities	$3,594,861	$3,594,861	$130,063	$4,779	$3,720,145

Other Securities:
GSE debentures	$2,159,856	$2,159,856	$23,892	$7,568	$2,176,180
Corporate bonds	73,756	73,756	10,503	—	84,259
Municipal bonds	75,317	75,317	262	1,084	74,495
Capital trust notes	74,317	65,600	3,750	15,900	53,450

Total other securities	$2,383,246	$2,374,529	$38,407	$24,552	$2,388,384

Total securities held to maturity (1)	$5,978,107	$5,969,390	$168,470	$29,331	$6,108,529

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2015, the non-credit portion of OTTI recorded in AOCL was $8.7 million (before taxes).

At December 31, 2016 and 2015, respectively, the Company had $590.9 million and $664.0 million of FHLB stock, at cost, consisting entirely of stock in the FHLB-NY. The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2016, 2015, and 2014:

	December 31,
(in thousands)	2016	2015	2014
Gross proceeds	$322,038	$278,689	$333,725
Gross realized gains	3,128	1,159	6,186
Gross realized losses	—	4	—

In addition, during the twelve months ended December 31, 2016, the Company sold held-to-maturity securities with gross proceeds of $1.3 million and realized gains of $219,000. During the twelve months ended December 31, 2015, the Company sold held-to-maturity securities with gross proceeds of $44.1 million and realized gains of $2.9 million. All of the held-to-maturity securities sold in 2016 and 2015 were securities on which the Company had collected a substantial portion (at least 85%) of the initial principal balance.

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

(in thousands)	For the Twelve Months Ended December 31, 2016
Beginning credit loss amount as of December 31, 2015	$198,766
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in cash flows on debt securities	1,214

Ending credit loss amount as of December 31, 2016	$197,552

The following table summarizes, by contractual maturity, the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at December 31, 2016:

	At December 31, 2016
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$200,293	0.60%	$—	—%	$—	—%	$200,220
Due from one to five years	648,801	3.68	66,534	4.14	—	—	48,064	3.34	802,256
Due from five to ten years	2,233,393	3.10	21,923	3.52	—	—	26,153	9.06	2,350,628
Due after ten years	330,369	2.96	—	—	71,554	2.88	65,692	4.73	460,855

Total securities held to maturity	$3,212,563	3.20%	$288,750	1.64%	$71,554	2.88%	$139,909	5.06%	$3,813,959

Available-for-Sale Securities: (3)
Due within one year	$—	—%	$—	—%	$149	6.47%	$—	—%	$155
Due from one to five years	—	—	—	—	434	6.59	—	—	476
Due from five to ten years	7,786	1.90	—	—	—	—	—	—	7,326
Due after ten years	—	—	—	—	—	—	9,458	4.66	7,243

Total securities available for sale	$7,786	1.90%	$—	—%	$583	6.56%	$9,458	4.66%	$15,200

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2016:

At December 31, 2016	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Securities:
GSE certificates	$268,891	$2,399	$—	$—	$268,891	$2,399
GSE CMOs	42,980	57	—	—	42,980	57
U. S. Treasury obligations	200,220	73	—	—	200,220	73
Municipal bonds	69,765	1,789	—	—	69,765	1,789
Capital trust notes	—	—	24,364	11,872	24,364	11,872

Total temporarily impaired held-to-maturity securities	$581,856	$4,318	$24,364	$11,872	$606,220	$16,190

Temporarily Impaired Available-for-Sale Securities:
GSE certificates	$7,326	$460	$—	$—	$7,326	$460
Capital trust notes	—	—	5,241	2,217	5,241	2,217
Equity securities	29,059	589	—	—	29,059	589

Total temporarily impaired available-for-sale securities	$36,385	$1,049	$5,241	$2,217	$41,626	$3,266

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

At December 31, 2016, the Company had unrealized losses on certain GSE mortgage-related securities, U.S. Treasury obligations, municipal bonds, capital trust notes, and equity securities.

The unrealized losses on the Company’s GSE mortgage-related securities, U.S. Treasury obligations, and municipal bonds at December 31, 2016 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

The Company reviews quarterly financial information related to its investments in capital trust notes, as well as other information that is released by each of the issuers of such notes, to determine their continued creditworthiness. The Company continues to monitor these investments and currently estimates that the present value of expected cash flows is not less than the amortized cost of the securities. It is possible that these securities will perform worse than is currently expected, which could lead to adverse changes in cash flows from these securities and potential OTTI losses in the future. Future events that could trigger material unrecoverable declines in the fair values of the Company’s investments, and thus result in potential OTTI losses, include, but are not limited to government intervention; deteriorating asset quality and credit metrics; significantly higher levels of default and loan loss provisions; losses in value on the underlying collateral; net operating losses; and illiquidity in the financial markets.

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at December 31, 2016 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other than temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2016 consisted of five capital trust notes. At December 31, 2015, the investment securities designated as having a continuous loss position for twelve months or more consisted of seven agency debt securities, five capital trust notes, and two agency mortgage-backed securities. At December 31, 2016 and 2015, the combined market value of the respective securities represented unrealized losses of $14.1 million and $24.9 million, respectively. At December 31, 2016, the fair value of securities having a continuous loss position for twelve months or more was 32.2% below the collective amortized cost of $43.7 million. At December 31, 2015, the fair value of such securities was 2.0% below the collective amortized cost of $1.2 billion.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2016 and 2015:

	December 31,
	2016		2015
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$26,945,052	72.13%	$25,971,629	72.67%
Commercial real estate	7,724,362	20.68	7,857,204	21.98
One-to-four family	381,081	1.02	116,841	0.33
Acquisition, development, and construction	381,194	1.02	311,676	0.87

Total mortgage loans held for investment	$35,431,689	94.85	$34,257,350	95.85

Other Loans:
Commercial and industrial	1,341,216	3.59	1,085,529	3.04
Lease financing, net of unearned income of $60,278 and $43,553, respectively	559,229	1.50	365,027	1.02

Total commercial and industrial loans (1)	1,900,445	5.09	1,450,556	4.06
Purchased credit-impaired loans	5,762	0.01	8,344	0.02
Other	18,305	0.05	24,239	0.07

Total other loans held for investment	1,924,512	5.15	1,483,139	4.15

Total non-covered loans held for investment	$37,356,201	100.00%	$35,740,489	100.00%

Net deferred loan origination costs	26,521		22,715
Allowance for losses on non-covered loans	(158,290)		(147,124)

Non-covered loans held for investment, net	$37,224,432		$35,616,080

Covered loans	1,698,133		2,060,089
Allowance for losses on covered loans	(23,701)		(31,395)

Covered loans, net	$1,674,432		$2,028,694
Loans held for sale	409,152		367,221

Total loans, net	$39,308,016		$38,011,995

(1)	Includes specialty finance loans of $1.3 billion and $880.7 million, and other C&I loans of $632.9 million and $569.9 million, respectively, at December 31, 2016 and 2015.

Non-Covered Loans

Non-Covered Loans Held for Investment

The majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City with rent-regulated units and below-market rents. In addition, the Company originates commercial real estate (“CRE”) loans, most of which are collateralized by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties that are located in New York City and on Long Island.

To a lesser extent, the Company also originates one-to-four family loans, acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans, for investment. One-to-four family loans held for investment are originated through the Company’s mortgage banking operation and primarily consist of jumbo prime adjustable rate mortgages made to borrowers with a solid credit history. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, “specialty finance loans and leases”) that generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide; and “other” C&I loans that primarily are made to small and mid-size businesses in Metro New York. “Other” C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

Included in non-covered loans held for investment at December 31, 2016 and 2015, respectively, were loans of $91.8 million and $105.6 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at either of those dates.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $5.8 million and an unpaid principal balance of $7.0 million at December 31, 2016, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under ASC 310-30 and were initially measured at fair value, which included estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The Community Bank’s mortgage banking operation originates, aggregates, and services one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans nationwide. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans that are typically sold to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank.

In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at December 31, 2016:

(in thousands)	Loans 30-89 Days Past Due(1)	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$28	$13,558	$—	$13,586	$26,931,466	$26,945,052
Commercial real estate	—	9,297	—	9,297	7,715,065	7,724,362
One-to-four family	2,844	9,679	—	12,523	368,558	381,081
Acquisition, development, and construction	—	6,200	—	6,200	374,994	381,194
Commercial and industrial (2)	7,263	16,422	—	23,685	1,876,760	1,900,445
Other	248	1,313	—	1,561	16,744	18,305

Total	$10,383	$56,469	$—	$66,852	$37,283,587	$37,350,439

(1)	Excludes $6,000 and $869,000 of non-covered PCI loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2015:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4,818	$13,904	$—	$18,722	$25,952,907	$25,971,629
Commercial real estate	178	14,920	—	15,098	7,842,106	7,857,204
One-to-four family	1,117	12,259	—	13,376	103,465	116,841
Acquisition, development, and construction	—	27	—	27	311,649	311,676
Commercial and industrial (2)	—	4,473	—	4,473	1,446,083	1,450,556
Other	492	1,242	—	1,734	22,505	24,239

Total	$6,605	$46,825	$—	$53,430	$35,678,715	$35,732,145

(1)	Excludes $969,000 of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of non-covered loans held for investment (excluding non-covered PCI loans) by credit quality indicator at December 31, 2016:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$26,754,622	$7,701,773	$371,179	$341,784	$35,169,358	$1,771,975	$16,992	$1,788,967
Special mention	164,325	12,604	—	33,210	210,139	54,979	—	54,979
Substandard	26,105	9,985	9,902	6,200	52,192	73,491	1,313	74,804
Doubtful	—	—	—	—	—	—	—	—

Total	$26,945,052	$7,724,362	$381,081	$381,194	$35,431,689	$1,900,445	$18,305	$1,918,750

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2016	2015	2014
Interest income that would have been recorded	$3,128	$2,288	$3,997
Interest income actually recorded	(1,708)	(1,574)	(3,017)

Interest income foregone	$1,420	$714	$980

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2016, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $17.1 million; loans on which forbearance agreements were reached amounted to $2.8 million.

The following table presents information regarding the Company’s TDRs as of December 31, 2016 and 2015:

	December 31,
	2016			2015
(in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$1,981	$8,755	$10,736	$2,017	$635	$2,652
Commercial real estate	—	1,861	1,861	115	6,255	6,370
One-to-four family	222	1,749	1,971	—	987	987
Acquisition, development, and construction	—	—	—	—	27	27
Commercial and industrial	1,263	3,887	5,150	627	1,279	1,906
Other	—	202	202	—	213	213

Total	$3,466	$16,454	$19,920	$2,759	$9,396	$12,155

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2016, 2015, and 2014 are summarized as follows:

	For the Twelve Months Ended December 31, 2016
(dollars in thousands)	Weighted Average Interest Rate
	Number of Loans	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	1	4.63%	4.00%	$—	$—
One-to-four family	5	4.26	2.65	—	11
Commercial and industrial	7	3.22	3.19	170	—

Total	13			$170	$11

	For the Twelve Months Ended December 31, 2015
(dollars in thousands)	Weighted Average Interest Rate
	Number of Loans	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	4.02%	2.72%	$—	$6
Commercial and industrial	2	3.40	3.52	33	—
Other	2	4.58	2.00	—	2

Total	8			$33	$8

	For the Twelve Months Ended December 31, 2014
(dollars in thousands)	Weighted Average Interest Rate
	Number of Loans	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	2	5.61%	5.61%	$—	$—
Commercial real estate	2	6.71	5.54	334	—
One-to-four family	1	5.75	4.27	18	22
Acquisition, development, and construction	2	7.00	7.00	—	—
Commercial and industrial	1	5.00	5.00	—	—

Total	8			$352	$22

At December 31, 2016, none of the loans that had been modified as a TDR during the twelve months ended at that date were in payment default. At December 31, 2015, one home equity loan in the amount of $143,000 that had been modified as a TDR during the twelve months ended at that date was in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification.

Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. However, the Company does consider a loan with multiple modifications or forbearance periods to be in default, and would also consider a loan to be in default if the borrower were in bankruptcy or if the loan were partially charged off subsequent to modification.

Covered Loans

The following table presents the carrying value of covered loans acquired in the AmTrust and Desert Hills acquisitions as of December 31, 2016:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,609,635	94.8%
Other loans	88,498	5.2

Total covered loans	$1,698,133	100.0%

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

At December 31, 2016 and 2015, the unpaid principal balance of covered loans was $2.1 billion and $2.5 billion, respectively. The carrying value of such loans was $1.7 billion and $2.1 billion at the corresponding dates.

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

In the twelve months ended December 31, 2016, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$803,145
Reclassification to non-accretable difference	(24,396)
Accretion	(131,279)

Balance at end of period	$647,470

In the preceding table, the line item “Reclassification to non-accretable difference” includes changes in cash flows that the Company does not expect to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions increased, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield. The effect of this decrease was partially offset by an improvement in the underlying credit assumptions, coupled with coupon rates on variable rate loans resetting slightly higher, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owns certain OREO that is covered under its loss sharing agreements with the FDIC (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

At December 31, 2016 and 2015, respectively, the Company held residential mortgage loans of $78.6 million and $102.9 millionthat were in the process of foreclosure. The vast majority of such loans were covered loans.

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Covered Loans 90 Days or More Past Due:
One-to-four family	$124,820	$130,626
Other loans	6,645	6,556

Total covered loans 90 days or more past due	$131,465	$137,182

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Covered Loans 30-89 Days Past Due:
One-to-four family	$21,112	$30,455
Other loans	1,536	2,369

Total covered loans 30-89 days past due	$22,648	$32,824

At December 31, 2016, the Company had $22.6 million of covered loans that were 30 to 89 days past due, and covered loans of $131.5 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remainder of the Company’s covered loan portfolio totaled $1.5 billion at December 31, 2016 and was considered current at that date.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the twelve months ended December 31, 2016 and 2015, the Company recovered losses on covered loans of $7.7 million and $11.7 million, respectively. The respective recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $6.2 million and $9.3 million that was recorded in “Non-interest income” in the respective periods.

NOTE 6: ALLOWANCES FOR LOAN LOSSES

The following tables provide additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2016:
Loans individually evaluated for impairment	$—	$577	$577
Loans collectively evaluated for impairment	123,925	32,022	155,947
Acquired loans with deteriorated credit quality	11,984	13,483	25,467

Total	$135,909	$46,082	$181,991

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2015:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	122,712	22,484	145,196
Acquired loans with deteriorated credit quality	14,583	18,740	33,323

Total	$137,295	$41,224	$178,519

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2016:
Loans individually evaluated for impairment	$29,660	$18,592	$48,252
Loans collectively evaluated for impairment	35,402,029	1,900,158	37,302,187
Acquired loans with deteriorated credit quality	1,614,755	89,140	1,703,895

Total	$37,046,444	$2,007,890	$39,054,334

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2015:
Loans individually evaluated for impairment	$47,480	$4,474	$51,954
Loans collectively evaluated for impairment	34,209,870	1,470,321	35,680,191
Acquired loans with deteriorated credit quality	1,924,255	144,178	2,068,433

Total	$36,181,605	$1,618,973	$37,800,578

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the twelve months ended December 31, 2016 and 2015:

	December 31,
	2016			2015
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$124,478	$22,646	$147,124	$122,616	$17,241	$139,857
Charge-offs	(170)	(3,413)	(3,583)	(1,315)	(1,273)	(2,588)
Recoveries	1,272	1,603	2,875	5,765	5,008	10,773
Transfer from the allowance for losses on covered loans (1)	—	—	—	2,250	166	2,416
(Recovery of) provision for non-covered loan losses	(164)	12,038	11,874	(4,838)	1,504	(3,334)

Balance, end of period	$125,416	$32,874	$158,290	$124,478	$22,646	$147,124

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement in March 2015.

See Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2016:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	6,739	7,955	—	8,261	92

Total impaired loans with no related allowance	$36,399	$55,723	$—	$34,782	$1,400

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	11,853	13,529	577	4,574	213

Total impaired loans with an allowance recorded	$11,853	$13,529	$577	$4,574	$213

Total impaired loans:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	18,592	21,484	577	12,835	305

Total impaired loans	$48,252	$69,252	$577	$39,356	$1,613

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2015:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$27,464	$29,379	$—	$30,965	$1,320
Commercial real estate	13,995	15,480	—	25,066	383
One-to-four family	3,384	8,929	—	2,302	75
Acquisition, development, and construction	2,637	3,035	—	1,086	148
Other	4,474	4,794	—	8,386	118

Total impaired loans	$51,954	$61,617	$—	$67,805	$2,044

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

The following table summarizes activity in the allowance for losses on covered loans for the years ended December 31, 2016, 2015, and 2014:

	December 31,
(in thousands)	2016	2015	2014
Balance, beginning of period	$31,395	$45,481	$64,069
Recovery of losses on covered loans	(7,694)	(11,670)	(18,588)
Transfer to the allowance for losses on covered loans(1)	—	(2,416)	—

Balance, end of period	$23,701	$31,395	$45,481

(1)	Represents the allowance associated with $14.2 million of loans acquired in the Desert Hills transaction that were transferred from covered loans to non-covered loans upon expiration of the related FDIC loss sharing agreement in March 2015.

NOTE 7: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2016 and 2015:

	December 31,
	2016			2015
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate (1)
NOW and money market accounts	$13,395,080	46.37%	0.55%	$13,069,019	45.97%	0.22%
Savings accounts	5,280,374	18.28	0.46	7,541,566	26.53	0.63
Certificates of deposit	7,577,170	26.23	1.12	5,312,487	18.69	0.68
Non-interest-bearing accounts	2,635,279	9.12	—	2,503,686	8.81	—

Total deposits	$28,887,903	100.00%	0.63%	$28,426,758	100.00%	0.39%

At December 31, 2016 and 2015, the aggregate amounts of deposits that had been reclassified as loan balances (i.e., overdrafts) were $3.1 million and $3.5 million, respectively.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2016 were as follows:

(in thousands)
1 year or less	$6,876,629
More than 1 year through 2 years	561,031
More than 2 years through 3 years	40,908
More than 3 years through 4 years	25,039
More than 4 years through 5 years	54,544
Over 5 years	19,019

Total CDs	$7,577,170

The following table presents a summary of CDs in amounts of $100,000 or more by remaining term to maturity, at December 31, 2016:

	CDs of $100,000 or More Maturing Within
(in thousands)	0 – 3 Months	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$1,101,054	$718,082	$2,090,315	$367,310	$4,276,761

Included in total deposits at December 31, 2016 and 2015 were brokered deposits of $3.9 billion and $4.0 billion, with weighted average interest rates of 0.62% and 0.32% at the respective year-ends. Brokered money market accounts represented $2.5 billion of the December 31, 2016 and 2015 totals, and brokered interest-bearing checking accounts represented $1.4 billion and $1.5 billion, respectively. There were no brokered CDs at either year-end.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Wholesale borrowings:
FHLB advances	$11,664,500	$13,463,800
Repurchase agreements	1,500,000	1,500,000
Federal funds purchased	150,000	426,000

Total wholesale borrowings	$13,314,500	$15,389,800

Junior subordinated debentures	358,879	358,605

Total borrowed funds	$13,673,379	$15,748,405

In the fourth quarter of 2015, the Company prepaid $10.4 billion of wholesale borrowings with an average cost of 3.16% and replaced them with a like amount of wholesale borrowings with an average cost of 1.58%. The wholesale borrowings that were prepaid had callable features; the wholesale borrowings that replaced them featured fixed maturities.

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $18.1 million and $12.4 million, respectively, at December 31, 2016 and 2015.

FHLB Advances

The following table presents an analysis of the contractual maturities of the Company’s outstanding FHLB advances at December 31, 2016, none of which had callable features.

	Contractual Maturity
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate
2017	$1,860,000	1.21%
2018	4,423,500	1.50
2019	3,881,000	1.71
2020	1,500,000	1.93

Total FHLB advances	$11,664,500	1.58%

At December 31, 2016 and 2015, the Company had short-term FHLB advances of $300.0 million and $2.5 billion, with weighted average interest rates of 0.81% and 0.55%, respectively. During the twelve months ended at those dates, the average balances of short-term FHLB advances were $929.4 million and $2.3 billion, with weighted average interest rates of 0.60% and 0.42%, respectively. In 2016 and 2015, the interest expense generated by average short-term FHLB advances was $5.5 million and $9.8 million, respectively. During 2014, the average balance of short-term advances was $2.6 billion with a weighted average rate of 0.37%, generating interest expense of $9.8 million.

At December 31, 2016 and 2015, respectively, the Banks had combined unused lines of available credit with the FHLB-NY of up to $7.5 billion and $5.7 billion, in addition to $10.0 million and $790.3 million outstanding in overnight FHLB-NY advances with weighted-average interest rates of 0.78% and 0.52%. During the twelve months ended at those dates, the average balance of overnight advances amounted to $426.5 million and $572.7 million, with weighted average interest rates of 0.59% and 0.44%. The interest expense generated by average overnight advances totaled $2.5 million and $2.5 million, respectively. During 2014, the average balance of overnight advances was $245.3 million with a weighted average interest rate of 0.37%. The interest expense generated by average overnight advances was $895,000 in 2014.

Total FHLB advances generated interest expense of $172.0 million, $230.6 million, and $255.0 million, respectively, in the years ended December 31, 2016, 2015, and 2014.

Repurchase Agreements

The following table presents an analysis of the contractual maturities of the Company’s outstanding repurchase agreements accounted for as secured borrowings at December 31, 2016. None of these repurchase agreements had callable features.

	Contractual Maturity
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate
2017	$1,250,000	1.19%
2018	250,000	3.06

Total	$1,500,000	1.50%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2016:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Greater than 90 days	$1,500,000	1.50%	$1,307,121	$1,351,515	$256,217	$258,835

The Company had no short-term repurchase agreements outstanding at December 31, 2016 or 2015. During the year ended December 31, 2015, the Company had average short-term repurchase agreements outstanding of $197.3 million with a weighted average interest rate of 0.31%, generating interest expense of $614,000. There were no short-term repurchase agreements outstanding during the year ended December 31, 2014.

At December 31, 2016 and 2015, the accrued interest on repurchase agreements amounted to $1.2 million and $1.2 million, respectively. The interest expense on repurchase agreements was $23.3 million, $99.9 million, and $119.3 million, respectively, in the years ended December 31, 2016, 2015, and 2014.

Federal Funds Purchased

At December 31, 2016 and 2015, respectively, the balance of federal funds purchased was $150.0 million and $426.0 million, with weighted average interest rates of 0.75% and 0.48%.

In 2016 and 2015, respectively, the average balances of federal funds purchased were to $525.4 million and $588.8 million, with weighted average interest rates of 0.51% and 0.26%. In 2014, the average balance of federal funds purchased amounted to $430.1 million with a weighted average interest rate of 0.25%. The interest expense produced by federal funds purchased was $2.7 million, $1.5 million, and $1.1 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

Junior Subordinated Debentures

At December 31, 2016 and 2015, the Company had $358.9 million and $358.6 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at December 31, 2016:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$144,953	$138,602	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	2.563	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	4.213	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	2.648	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$358,879	$346,102

(1)	Callable subject to certain conditions as described in the prospectus filed with the U. S. Securities and Exchange Commission (the “SEC”) on November 4, 2002.
(2)	Callable from this date forward.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statement of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2016, this discount totaled $66.7 million.

The other three trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2016, all dividends were current.

Effective January 1, 2016, the Capital Securities no longer qualified as tier I capital but did qualify 100% as tier II capital.

Interest expense on junior subordinated debentures was $18.5 million, $17.6 million, and $17.5 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Deferred Tax Assets:
Allowance for loan losses	$75,605	$73,835
Compensation and related benefit obligations	27,877	31,112
Acquisition accounting and fair value adjustments on securities (including OTTI)	14,455	13,970
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	7,496	—
Non-accrual interest	4,791	6,107
Restructuring and retirement of borrowed funds	6,957	16,545
Net operating loss carryforwards	5,664	16,675
Other	18,351	19,723

Gross deferred tax assets	161,196	177,967
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$161,196	$177,967

Deferred Tax Liabilities:
Amortizable intangibles	$(1,655)	$(1,379)
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	—	(1,094)
Mortgage servicing rights	(65,975)	(53,370)
Premises and equipment	(19,310)	(20,120)
Prepaid pension cost	(30,962)	(27,056)
Leases	(65,214)	(50,658)
Other	(10,691)	(12,281)

Gross deferred tax liabilities	$(193,807)	$(165,958)

Net deferred tax asset (liability)	$(32,611)	$12,009

The net federal deferred tax liability, which is included in “Other liabilities,” and the net state and local deferred tax asset, which is included in “Other assets,” in the Consolidated Statements of Condition at December 31, 2016 and 2015, represent the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances.

At December 31, 2016, the Company had a New York City net operating loss carryforward in the amount of $354.9 million available through 2035. The net operating loss carryforward is available to offset future taxable income.

The Company has determined that all deductible temporary differences and net operating loss carryforwards are more likely than not to provide a benefit in reducing future federal, state, and local tax liabilities, as applicable. The Company has reached this determination based on its history of reporting positive taxable income in all relevant tax jurisdictions, the length of time available to utilize the net operating loss carryforwards, and the recognition of taxable income in future periods from taxable temporary differences.

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014:

	December 31,
(in thousands)	2016	2015	2014
Federal – current	$216,182	$(53,273)	$207,864
State and local – current	20,799	(295)	53,654

Total current	236,981	(53,568)	261,518

Federal – deferred	18,203	468	23,814
State and local – deferred	26,543	(31,757)	2,337

Total deferred	44,746	(31,289)	26,151

Income tax expense (benefit) reported in net income	281,727	$(84,857)	$287,669
Income tax expense (benefit) reported in stockholders’ equity related to:
Employee stock plans	—	(2,486)	(3,225)
Adoption of ASU No. 2014-01	—	—	1,303
Securities available-for-sale	(2,687)	131	1,851
Pension liability adjustments	2,924	(1,161)	(14,992)
Non-credit portion of OTTI losses	49	44	142

Total income taxes	$282,013	$(88,329)	$272,748

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2016, 2015, and 2014:

	December 31,
(in thousands)	2016	2015	2014
Statutory federal income tax at 35%	$271,995	$(46,204)	$270,573
State and local income taxes, net of federal income tax effect (1)	30,772	(20,835)	36,394
Effect of tax deductibility of ESOP	(6,452)	(7,321)	(7,297)
Non-taxable income and expense of BOLI	(10,808)	(9,575)	(9,415)
Federal tax credits	(1,607)	(1,554)	(1,820)
Adjustments relating to prior tax years	(668)	(248)	(1,166)
Merger-related expenses	(850)	850	—
Other, net	(655)	30	400

Total income tax expense (benefit)	$281,727	$(84,857)	$287,669

(1)	Includes income tax (benefit) expense for the years ended December 31, 2015 and 2014 of $(1.4) million and $600,000, respectively, for adjustments to deferred taxes necessitated by changes in tax laws of New York City and New York State that were enacted in April 2015 and March 2014, respectively.

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the Consolidated Statements of Condition, were $42.4 million and $35.4 million, respectively, at December 31, 2016 and 2015, and included commitments of $21.9 million and $18.3 million that are expected to be funded over the next four years.

The Company elected to early adopt ASU No. 2014-01, effective January 1, 2014, and to apply the proportional amortization method to these investments. Retrospective application of the new accounting guidance would not have resulted in a material change to the prior-period presentations. Furthermore, the balance in retained earnings as of January 1, 2014 was reduced by $1.3 million to reflect the reduction of deferred tax assets relating to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2016 and 2015 were $4.0 million and $3.2 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $3.0 million and $2.4 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2016 and 2015, and none of these investments were accounted for under the “equity method.” See Note 2, “Summary of Significant Accounting Policies” for additional information.

In March 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New York State. In April 2015, similar legislation was enacted for New York City. Most of the provisions were effective for fiscal years beginning in 2015. The most significant changes affecting the Company were as follows:

•	The tax rate applied to apportioned New York State taxable income was reduced from 7.1% to 6.5%, effective for fiscal years beginning in 2016. For financial institutions with total assets below $100 billion, the New York City statutory tax rate dropped from 9% to 8.85%.

•	Tax is now determined by measuring the apportioned income of the combined group of all domestic affiliates that participate in a unitary business relationship.

•	Taxable income is apportioned based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions.

•	Thrift institutions that maintain a qualified residential loan portfolio are entitled to a specially computed modification that reduces taxable income.

•	New York City taxable income is reduced by net interest income earned on residential portfolio loans that are secured by rent-regulated units or situated in low-income communities in New York City. This benefit is gradually phased out for financial institutions with total assets between $100 billion and $150 billion.

•	An alternative tax of 0.15% on apportioned capital is imposed to the extent that it exceeds the tax on apportioned income. The New York State alternative tax is capped at $5 million for a tax year and is gradually phased out over six years. The New York City alternative tax is capped at $10 million for a tax year and is not phased out.

•	A reduction to taxable income from the utilization of a net operating loss carryforward is determined without reference to, nor limitation based on, a federal tax deduction of such carryforward.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2016, the Company had $33.5 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2016 that would have affected the effective tax rate, if recognized, was $21.8 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2016, 2015, and 2014, the Company recognized income tax expense attributed to interest and penalties of $1.2 million, $1.1 million, and $700,000, respectively. Accrued interest and penalties on tax liabilities were $6.9 million and $5.0 million, respectively, at December 31, 2016 and 2015.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2016, 2015, and 2014:

	December 31,
(in thousands)	2016	2015	2014
Uncertain tax positions at beginning of year	$30,456	$24,779	$20,250
Additions for tax positions relating to current-year operations	1,304	3,827	3,515
Additions for tax positions relating to prior tax years	1,997	2,935	1,819
Subtractions for tax positions relating to prior tax years	(270)	(963)	(929)
Reductions in balance due to settlements	—	(122)	124

Uncertain tax positions at end of year	$33,487	$30,456	$24,779

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings for tax years 2013 through the present;

•	New York State tax filings for tax years 2010 through the present;

•	New York City tax filings for tax years 2011 through the present; and

•	New Jersey tax filings for tax years 2012 through the present.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:

•	New York State for the tax years 2010 through 2012; and

•	New York City for the tax years 2011 and 2012.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $14 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2016, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related federal deferred tax liability of $21.5 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2016 and 2015, the Company had pledged mortgage-related securities held to maturity with a carrying value of $1.6 billion and $967.4 million, respectively . The Company also had pledged other securities held to maturity with a carrying value of $346.7 million and $1.2 billion at the corresponding dates. There were no pledged available-for-sale securities at December 31, 2016 or 2015. In addition, the Company had $29.4 billion and $21.5 billion of loans pledged to the FHLB-NY to serve as collateral for its wholesale borrowings at the respective year-ends.

Loan Commitments and Letters of Credit

At December 31, 2016 and 2015, the Company had commitments to originate loans, including unused lines of credit, of $2.1 billion and $2.8 billion, respectively. The majority of the outstanding loan commitments at those dates were expected to close within 90 days. In addition, the Company had commitments to originate letters of credit totaling $324.3 million and $296.5 million at December 31, 2016 and 2015.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit at December 31, 2016:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$316,709
One-to-four family	271,230
Acquisition, development, and construction	317,234

Total mortgage loan commitments	$905,173
Other loan commitments	1,171,002

Total loan commitments	$2,076,175
Commercial, performance stand-by, and financial stand-by letters of credit	324,288

Total commitments	$2,400,463

Lease Commitments

At December 31, 2016, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rents, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices.

The remaining projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2017	$29,639
2018	26,281
2019	23,201
2020	17,099
2021 and thereafter	64,038

Total minimum future rentals	$160,258

The rental expense under these leases, which is included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss), amounted to $32.6 million, $32.8 million, and $35.2 million, respectively, in the years ended December 31, 2016, 2015, and 2014. Rental income on Company-owned properties, netted in occupancy and equipment expense, was approximately $7.1 million, $3.7 million, and $3.6 million in the corresponding periods. There was no minimum future rental income under non-cancelable sub-lease agreements at December 31, 2016.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2016:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$25,574	$51,279	$76,853	$237,870
Performance stand-by letters of credit	8,891	—	8,891	7,880
Commercial letters of credit	3,828	52	3,880	78,538

Total letters of credit	$38,293	$51,331	$89,624	$324,288

The maximum potential amount of future payments represents the notional amounts that could be funded under the guarantees and indemnifications if there were a total default by the guaranteed parties or if indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.

The Company collects fees upon the issuance of commercial and stand-by letters of credit. Fees for stand-by letters of credit fees are initially recorded by the Company as a liability, and are recognized as income periodically through the respective expiration dates. Fees for commercial letters of credit are collected and recognized as income at the time that they are issued and upon payment of each set of documents presented. In addition, the Company requires adequate collateral, typically in the form of cash, real property, and/or personal guarantees upon its issuance of Irrevocable Stand-by Letters of Credit. Commercial letters of credit are primarily secured by the goods being purchased in the underlying transaction and are also personally guaranteed by the owner(s) of the applicant company.

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

Visa claims that all Visa U.S.A. member banks are obligated to share in its losses stemming from certain litigation against it and certain other named member banks (the “Covered Litigation”). Visa continues to set aside amounts in an escrow account to fund any judgments or settlements that may arise from the Covered Litigation, and has reduced the amount of shares allocated to the Visa U.S.A. member banks by the amounts necessary to cover such liability. Nevertheless, Visa U.S.A. member banks were required to record a liability for the fair value of their related contingent obligation to Visa U.S.A., based on the percentage of their membership interest. The Company has a $443,000 liability based on its best estimate of the combined membership interest of the Community Bank and the former Synergy Bank with regard to both the settled and pending litigation in which Visa is involved.

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

Legal Proceedings

Following the announcement on October 29, 2015 of the execution of the Company’s merger agreement with Astoria Financial Corporation (“Astoria Financial”), six putative class action lawsuits were filed in the Supreme Court of the State of New York, County of Nassau, challenging the proposed merger between Astoria Financial and New York Community Bancorp, Inc. (the “Company”). These actions are captioned: (1) Sandra E. Weiss IRA v. Chrin, et al., Index No. 607132/2015 (filed November 4, 2015); (2) Raul v. Palleschi, et al., Index No. 607238/2015 (filed November 6, 2015); (3) Lowinger v. Redman, et al., Index No. 607268/2015 (filed November 9, 2015); (4) Minzer v. Astoria Fin. Corp., et al., Index No. 607358/2015 (filed November 12, 2015); (5) MSS 12-09 Trust v. Palleschi, et al., Index No. 607472/2015 (filed November 13, 2015); and (6) Firemen’s Ret. Sys. of St. Louis v. Keegan, et al., Index No. 607612/2015 (filed November 23, 2015). On January 15, 2016, the court consolidated the New York Actions under the caption In re Astoria Financial Corporation Shareholders Litigation, Index No. 607132/2015 (the “New York Action”), and a consolidated amended complaint was filed on January 29, 2016. In addition, a seventh lawsuit was filed challenging the proposed transaction in the Delaware Court of Chancery, captioned O’Connell v. Astoria Financial Corp., et al., Case No. 11928 (filed January 22, 2016), which was dismissed voluntarily on September 26, 2016.

The New York Action is a putative class action filed on behalf of the stockholders of Astoria Financial and names as defendants Astoria Financial, its directors, and the Company. The consolidated amended complaint alleges, among other things, that the directors of Astoria Financial breached their fiduciary duties in connection with their approval of the merger agreement, including by: agreeing to an allegedly unfair price for Astoria Financial; approving the transaction notwithstanding alleged conflicts of interest; agreeing to deal protection devices that plaintiffs allege are unreasonable; and by failing to disclose certain facts about the process that led to the merger and financial analyses performed by Astoria Financial’s financial advisors. Plaintiffs also allege that the Company aided and abetted those alleged fiduciary breaches. The action seeks, among other things, an order enjoining completion of the proposed merger.

On April 6, 2016, the parties to the New York Action entered into a Memorandum of Understanding (“MOU”) setting out the terms of an agreement in principle to settle all claims alleged on behalf of the putative class relating to the merger, which were disclosed on April 8, 2016. The MOU provides, among other things, that Astoria Financial will make certain supplemental disclosures relating to the merger. The settlement is subject to, among other things, the execution of definitive documentation, the completion of the merger, and the approval by the court of the proposed settlement. In view of the termination of the proposed merger, the Company expects the settlement and the related MOU to be terminated.

The Company believes that the factual allegations in the lawsuits are without merit and, in the event that plaintiffs seek to pursue those claims, would intend to defend vigorously against the allegations made by the plaintiffs.

In addition to the lawsuits noted above, the Company is involved in various other legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There were no changes in the carrying amount of goodwill during the years ended December 31, 2016 or 2015. Goodwill totaled $2.4 billion at each of these dates.

Core Deposit Intangibles

CDI is a measure of the value of checking and savings deposits acquired in a business combination. As previously noted, the Company has recognized CDI stemming from its various business combinations with other banks and thrifts. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding acquired, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2016, 2015, or 2014. If an impairment loss is determined to exist in the future, the loss will be recorded in “Non-interest expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period in which such impairment is identified.

Analysis of Core Deposit Intangibles

The following table summarizes the gross carrying and accumulated amortization amounts of the Company’s CDI as of December 31, 2016:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$234,364	$(234,156)	$208

For the year ended December 31, 2016, amortization expenses related to CDI totaled $2.4 million. The Company assessed the useful lives of its intangible assets at December 31, 2016 and deemed them to be appropriate.

In 2017, the expense stemming from the amortization of CDI (i.e., $208,000) is expected to be fully amortized.

Mortgage Servicing Rights

The Company records a separate servicing asset representing the right to service third-party loans. Such MSRs are initially recorded at their fair value as a component of the sale proceeds. The fair values of MSRs are based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based estimates of ancillary servicing revenue, (3) market-based prepayment rates, and (4) market profit margins.

MSRs are subsequently measured at either fair value or amortized in proportion to, and over the period of, estimated net servicing income. The Company elects one of those methods on a class basis. A class is determined based on (1) the availability of market inputs used in determining the fair value of servicing assets, and/or (2) the Company’s method for managing the risks of servicing assets.

The Company had MSRs of $234.0 million and $247.7 million, respectively, at December 31, 2016 and 2015. Both period-end balances consisted of two classes of MSRs for which the economic risk is managed separately: residential MSRs (i.e., MSRs on one-to-four family loans sold, servicing retained) and participation MSRs (i.e., MSRs on loans sold through participations).

The total unpaid principal balance of loans serviced for others was $25.1 billion and $24.2 billion at December 31, 2016 and 2015, respectively.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded as “Mortgage banking income,” which is included in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income (Loss). MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a third-party valuation specialist to determine the fair value of its MSRs. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

The value of residential MSRs at any given time is significantly affected by the mortgage interest rates that are then available in the marketplace. These, in turn, influence mortgage loan prepayment speeds. The rate of prepayment of serviced residential loans is the most significant estimate involved in the measurement process. Actual prepayment rates may differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers.

During periods of declining interest rates, the value of residential MSRs generally declines as an increase in mortgage refinancing activity results in an increase in prepayments and a decrease in the carrying value of residential MSRs through a charge to earnings in the current period. Conversely, during periods of rising interest rates, the value of residential MSRs generally increases as mortgage refinancing activity declines and the actual prepayments of loans being serviced occur more slowly than had been expected. This results in the carrying value of residential MSRs and servicing income being higher than previously anticipated. Accordingly, the value of residential MSRs that is actually realized could differ from the value initially recorded.

The collective amount of contractually specified servicing fees, late fees, and ancillary fees, which is recorded as “Mortgage banking income” in the Consolidated Statements of Operations and Comprehensive Income (Loss), were $1.3 million, $941,000, and $1.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of their fair value via a discounted cash-flow method. The net carrying value is compared to the discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary, or through a direct write-down of the asset and a charge to current-period earnings if it is considered to be other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the twelve months ended December 31, 2016, there was no impairment related to the Company’s participation MSRs.

The following table presents the changes in the balances of residential MSRs and participation MSRs for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016		2015(1)
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of year	$243,389	$4,345	$227,297	$—
Additions	45,588	3,774	48,990	5,063
Increase (decrease) in fair value:
Due to changes in interest rates	3,341	—	11,981	—
Due to model assumption changes (2)	(13,088)	—	(1,506)	—
Due to loan payoffs	(33,425)	—	(27,288)	—
Due to passage of time and other changes	(17,706)	—	(16,085)	—
Amortization	—	(2,257)	—	(718)

Carrying value, end of period	$228,099	$5,862	$243,389	$4,345

(1)	The presentation of the 2015 amounts has been modified to conform with the 2016 presentation.
(2)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	December 31,
	2016	2015
Expected weighted average life	82 months	92 months
Constant prepayment speed	8.70%	7.35%
Discount rate	10.05	10.01
Primary mortgage rate to refinance	4.11	4.03
Cost to service (per loan per year):
Current	$64	$63
30-59 days or less delinquent	214	213
60-89 days delinquent	364	313
90-119 days delinquent	464	413
120 days or more delinquent	864	563

Reflecting the aging of the portfolio and increasing home price appreciation, the expected weighted average life of the Company’s residential MSRs decreased and, conversely, the constant prepayment speed rose. The year-over-year increase in the constant prepayment speed was primarily attributable to three factors: (1) The progressive aging of the servicing portfolio; (2) An increase in the housing price index used by our third-party valuation specialist suggesting that homebuyer demand has increased and newly created equity could lead to more refinancing; and (3) High consumer confidence indicators and lower unemployment rates, suggesting that a near-term reversal in home prices or affordability trends is unlikely.

NOTE 12: EMPLOYEE BENEFITS

Retirement Plan

On April 1, 2002, three separate pension plans for employees of the former Queens County Savings Bank, the former CFS Bank, and the former Richmond County Savings Bank were merged and renamed the “New York Community Bancorp Retirement Plan” (the “Retirement Plan”). The pension plan for employees of the former Roslyn Savings Bank was merged into the Retirement Plan on September 30, 2004. The pension plan for employees of the former Atlantic Bank of New York was merged into the Retirement Plan on March 31, 2008.

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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in thousands)	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of year	$146,618	$157,061
Interest cost	5,881	6,063
Actuarial loss (gain)	611	(7,891)
Annuity payments	(6,473)	(6,339)
Settlements	(208)	(2,276)

Benefit obligation at end of year	$146,429	$146,618

Change in Plan Assets:
Fair value of assets at beginning of year	$211,888	$222,990
Actual return (loss) on plan assets	15,533	(2,487)
Contributions	—	—
Annuity payments	(6,473)	(6,339)
Settlements	(208)	(2,276)

Fair value of assets at end of year	$220,740	$211,888

Funded status (included in “Other assets”)	$74,311	$65,270

Changes recognized in other comprehensive income (loss) for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(9,050)	(8,208)
Net actuarial loss arising during the year	706	12,155

Total recognized in other comprehensive loss for the year (pre-tax)	$(8,344)	$3,947

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	79,541	87,885

Total accumulated other comprehensive loss (pre-tax)	$79,541	$87,885

In 2017, an estimated $8.2 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2016 was $9.0 million. No prior service cost will be amortized in 2017 and none was amortized in 2016. The discount rates used to determine the benefit obligation at December 31, 2016 and 2015 were 3.9% and 4.1%, respectively.

The discount rate reflects rates at which the benefit obligation could be effectively settled. To determine this rate, the Company considers rates of return on high-quality fixed-income investments that are currently available and are expected to be available during the period until the pension benefits are paid. The expected future payments are discounted based on a portfolio of high-quality rated bonds (above-median AA curve) for which the Company relies on the Citigroup Pension Liability Index that is published as of the measurement date.

The components of net periodic pension credit were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Components of net periodic pension credit:
Interest cost	$5,881	$6,063	$5,895
Expected return on plan assets	(15,627)	(17,559)	(19,435)
Amortization of net actuarial loss	9,050	8,208	3,289

Net periodic pension credit	$(696)	$(3,288)	$(10,251)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2016	2015	2014
Discount rate	4.1%	4.0%	4.8%
Expected rate of return on plan assets	7.5	8.0	9.0

As of December 31, 2016, Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”) (formerly known as “RSI Retirement Trust”), a private placement investment fund.

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

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2016:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$19,735	$—	$19,735	$—
Large-cap growth (2)	17,726	—	17,726	—
Large-cap core (3)	12,549	—	12,549	—
Mid-cap value (4)	4,203	—	4,203	—
Mid-cap growth (5)	3,825	—	3,825	—
Mid-cap core (6)	4,303	—	4,303	—
Small-cap value (7)	3,441	—	3,441	—
Small-cap growth (8)	2,887	—	2,887	—
Small-cap core (9)	6,432	—	6,432	—
International equity (10)	23,302	—	23,302	—
Fixed Income Funds:
Fixed Income – U.S. Core (11)	70,912	—	70,912	—
Intermediate duration (12)	24,312	—	24,312	—
Equity Securities:
Company common stock	24,403	24,403	—	—
Cash Equivalents:				—
Money market *	2,710	1,092	1,618	—

	$220,740	$25,495	$195,245	$—

*	Includes cash equivalent investments in equity and fixed income strategies.
(1)	This category contains large-cap stocks with above-average yields. The portfolio typically holds between 60 and 70 stocks.
(2)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category employs an indexing investment approach designed to track the performance of the Center for Research in Security Prices (“CRSP”) U.S. Mid-Cap Value Index.
(5)	This category employs an indexing investment approach designed to track the performance of the CRSP U.S. Mid-Cap Growth Index.
(6)	This category seeks to track the performance of the S&P Midcap 400 Index.
(7)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(8)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
(9)	This category consists of an index fund designed to track the Russell 2000, along with a fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest U.S. company.
(10)	This category has investments in medium to large non-U.S. companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems. A portion of this category consists of an index fund designed to track the Morgan Stanley and Capital International Group All Country World Index (“MSCI ACWI”) ex-U.S. Net Dividend Return Index.
(11)	This category currently includes equal investments in three mutual funds, two of which usually hold at least 80% of fund assets in investment-grade fixed income securities, seeking to outperform the Barclays U.S. Aggregate Bond Index while maintaining a similar duration to that index. The third fund targets investments of 50% or more in mortgage-backed securities guaranteed by the U.S. government and its agencies.
(12)	This category consists of a mutual fund that invests in a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset-backed securities, corporate and municipal bonds, CMOs, and other securities that are mostly rated “A” or better.

Current Asset Allocation

The asset allocations for the Retirement Plan as of December 31, 2016 and 2015 were as follows:

	At December 31,
	2016	2015
Equity securities	56%	55%
Debt securities	43	44
Cash equivalents	1	1

Total	100%	100%

Determination of Long-Term Rate of Return

The long-term rate of return on Retirement Plan assets assumption was based on historical returns earned by equities and fixed income securities, and adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6% to 8% and 3% to 5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges. When these overall return expectations are applied to the Retirement Plan’s target allocations, the result is an expected rate of return of 5% to 8%.

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2017.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in thousands)
2017	$7,077
2018	7,158
2019	7,310
2020	7,385
2021	7,532
2022 and thereafter	39,526

Total	$75,988

Qualified Savings Plan

The Company maintains a defined contribution qualified savings plan in which all full-time employees are able to participate after three months of service and having attained age 21. No matching contributions are made by the Company to this plan.

Post-Retirement Health and Welfare Benefits

The Company offers certain post-retirement benefits, including medical, dental, and life insurance (the “Health & Welfare Plan”) to retired employees, depending on age and years of service at the time of retirement. The costs of such benefits are accrued during the years that an employee renders the necessary service.

The Health & Welfare Plan is an unfunded plan and is not expected to hold assets for investment at any time. Any contributions made to the Health & Welfare Plan are used to immediately pay plan premiums and claims as they come due.

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$17,280	$18,375
Service cost	5	4
Interest cost	639	700
Actuarial gain	(673)	(880)
Premiums and claims paid	(957)	(919)

Benefit obligation at end of year	$16,294	$17,280

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	957	919
Premiums and claims paid	(957)	(919)

Fair value of assets at end of year	$—	$—

Funded status (included in “Other liabilities”)	$(16,294)	$(17,280)

Changes recognized in other comprehensive (loss) income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(326)	(383)
Net actuarial (gain) loss arising during the year	(673)	(880)

Total recognized in other comprehensive loss for the year (pre-tax)	$(750)	$(1,014)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(1,283)	$(1,533)
Actuarial loss, net	5,137	6,137

Total accumulated other comprehensive loss (pre-tax)	$3,854	$4,604

The discount rates used in the preceding table were 3.7% and 3.8%, respectively, at December 31, 2016 and 2015.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2017 are $275,000 and $249,000, respectively.

The following table presents the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$5	$4	$4
Interest cost	639	700	759
Amortization of past-service liability	(249)	(249)	(249)
Amortization of net actuarial loss	326	383	474

Net periodic benefit cost	$721	$838	$988

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2016	2015	2014
Discount rate	3.8%	4.0%	4.3%
Current medical trend rate	6.5	6.5	7.0
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2022	2018	2018

Had the assumed medical trend rate at December 31, 2016 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $768,000, and the aggregate of the benefits earned and the interest components of 2016 net post-retirement benefit cost would each have increased by $32,000. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2016 would have declined by $645,000, and the aggregate of the benefits earned and the interest components of 2016 net post-retirement benefit cost would each have declined by $27,000.

Expected Contributions

The Company expects to contribute $1.3 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2017.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2017	$1,307
2018	1,277
2019	1,238
2020	1,202
2021	1,165
2022 and thereafter	5,220

Total	$11,409

NOTE 13: STOCK-RELATED BENEFIT PLANS

New York Community Bank Employee Stock Ownership Plan

All full-time employees who have attained 21 years of age and have completed twelve consecutive months of credited service are eligible to participate in the Employee Stock Ownership Plan (“ESOP”), with benefits vesting on a six-year basis, starting with 20% in the second year of employment and continuing in 20% increments in each successive year. Benefits are payable upon death, retirement, disability, or separation from service, and may be paid in stock. However, in the event of a change in control, as defined in the ESOP, any unvested portion of benefits shall vest immediately.

In 2016, 2015, and 2014, the Company allocated 617,031; 552,829; and 560,228 shares, respectively, to participants in the ESOP. For the years ended December 31, 2016, 2015, and 2014, the Company recorded ESOP-related compensation expense of $9.8 million, $9.2 million, and $8.8 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,729,319 and 1,653,737 shares, respectively, at December 31, 2016 and 2015, including shares purchased through dividend reinvestment. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition.

Stock Incentive and Stock Option Plans

At December 31, 2016, the Company had a total of 9,646,760 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,805,652 shares of restricted stock, with an average fair value of $15.21 per share on the date of grant, during the twelve months ended December 31, 2016. During 2015 and 2014, the Company granted 2,352,641 shares and 2,377,498 shares, respectively, of restricted stock, which had average fair values of $15.83 and $16.79 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2016, 2015, and 2014 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $32.7 million, $30.2 million, and $27.5 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2016:

	For the Year Ended December 31, 2016
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,362,117	$15.44
Granted	2,805,652	15.21
Vested	(2,007,863)	15.37
Cancelled	(229,600)	15.23

Unvested at end of year	6,930,306	15.37

As of December 31, 2016, unrecognized compensation cost relating to unvested restricted stock totaled $77.4 million. This amount will be recognized over a remaining weighted average period of 2.9 years.

In addition, at December 31, 2016 and 2015, the Company had no stock option plans. At December 31, 2015, the Company had options outstanding under the 2004 Synergy Financial Group Stock Option Plan (the “Stock Option Plan”), all of which expired on March 1, 2016.

The Company uses the modified prospective approach to recognize compensation costs related to share-based payments at fair value on the date of grant, and recognizes such costs in the financial statements over the vesting period during which the employee provides service in exchange for the grant. As there were no unvested stock options at any time during 2016, 2015, or 2014, the Company did not record any compensation and benefits expense relating to stock options during those years.

To satisfy the exercise of options, the Company either issued new shares of common stock or used common stock held in Treasury. In the event that Treasury stock was used, the difference between the average cost of Treasury shares and the exercise price was recorded as an adjustment to retained earnings or paid-in capital on the date of exercise. At December 31, 2016, 2015, and 2014, respectively, there were 0; 2,400; and 58,560 stock options outstanding.

The status of the Stock Option Plan at December 31, 2016, and the changes that occurred during the year ended at that date, are summarized below:

	For the Year Ended December 31, 2016
	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding, beginning of year	2,400	$16.88
Exercised	—	—
Expired	(2,400)	16.88

Stock options outstanding, end of year	—	—
Options exercisable at year-end	—	—

There were no stock options outstanding or exercisable at December 31, 2016 and no options were exercised during the twelve months ended at that date. At December 31, 2015, the stock options outstanding and exercisable had no intrinsic value, and no options were exercised during the twelve months ended at that date. The intrinsic value of options exercised during the twelve months ended December 31, 2014 was $132,000.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2016 and 2015, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$7,326	$—	$—	$7,326

Total mortgage-related securities	$—	$7,326	$—	$—	$7,326

Other Securities Available for Sale:
Municipal bonds	$—	$631	$—	$—	$631
Capital trust notes	—	7,243	—	—	7,243
Preferred stock	42,724	29,260	—	—	71,984
Mutual funds and common stock	—	17,097	—	—	17,097

Total other securities	$42,724	$54,231	$—	$—	$96,955

Total securities available for sale	$42,724	$61,557	$—	$—	$104,281

Other Assets:
Loans held for sale	$—	$409,152	$—	$—	$409,152
Mortgage servicing rights	—	—	228,099	—	228,099
Interest rate lock commitments	—	—	982	—	982
Derivative assets-other (2)	2,611	16,829	—	(17,861)	1,579

Liabilities:
Derivative liabilities	$(6,009)	$(17,719)	$—	$16,588	$(7,140)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2015
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$53,852	$—	$—	$53,852

Total mortgage-related securities	$—	$53,852	$—	$—	$53,852

Other Securities Available for Sale:
Municipal bonds	$—	$795	$—	$—	$795
Capital trust notes	—	6,964	—	—	6,964
Preferred stock	96,641	28,731	—	—	125,372
Mutual funds and common stock	—	17,272	—	—	17,272

Total other securities	$96,641	$53,762	$—	$—	$150,403

Total securities available for sale	$96,641	$107,614	$—	$—	$204,255

Other Assets:
Loans held for sale	$—	$367,221	$—	$—	$367,221
Mortgage servicing rights	—	—	243,389	—	243,389
Interest rate lock commitments	—	—	2,526	—	2,526
Derivative assets-other (2)	1,875	1,342	—	(1,024)	2,193

Liabilities:
Derivative liabilities	$(1,539)	$(2,783)	$—	$3,986	$(336)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at December 31, 2016. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	December 31, 2016			December 31, 2015
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$409,152	$408,928	$224	$367,221	$359,587	$7,634

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Twelve Months Ended December 31,
(in thousands)	2016	2015(2)	2014(2)
Loans held for sale	$(5,616)	$(472)	$4,961
Mortgage servicing rights	(27,453)	(5,610)	(31,541)

Total (loss) gain	$(33,069)	$(6,082)	$(26,580)

(1)	Does not include the effect of hedging activities, which is included in “Other non-interest income.”
(2)	The presentation of the 2015 and 2014 amounts has been modified to conform with the 2016 presentation.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the twelve months ended December 31, 2016 and 2015, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2016	Total Realized/Unrealized (Losses)/Gains Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2016	Change in Unrealized (Losses)/Gains Related to Instruments Held at December 31, 2016
		(Loss)/ Income	Comprehensive (Loss) Income
Mortgage servicing rights	$243,389	$(27,453)	$—	$45,588	$(33,425)	$—	$228,099	$(27,453)
Interest rate lock commitments	2,526	(1,544)	—	—	—	—	982	982

(in thousands)	Fair Value January 1, 2015	Total Realized/Unrealized (Losses)/Gains Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2015	Change in Unrealized (Losses)/Gains Related to Instruments Held at December 31, 2015
		(Loss)/ Income	Comprehensive (Loss) Income
Mortgage servicing rights	$227,297	$(5,610)	$—	$48,990	$(27,288)	$—	$243,389	$(5,610)
Interest rate lock commitments	4,397	(1,871)	—	—	—	—	2,526	2,526

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the twelve months ended December 31, 2016. During the twelve months ended December 31, 2015, the Company transferred certain mutual funds to Level 2 from Level 1 as a result of decreased observable market activity for these securities. There were no gains or losses recognized as a result of the transfer of securities during the twelve months ended December 31, 2015.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2016, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Dec. 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$228,099	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	8.70%
			Weighted Average Discount Rate	10.05
Interest rate lock commitments	982	Discounted Cash Flow	Weighted Average Closing Ratio	69.28

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2016 and 2015, and that were included in the Company’s consolidated statements of condition at those dates:

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$15,635	$15,635
Other assets (2)	—	—	5,684	5,684

Total	$—	$—	$21,319	$21,319

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$3,930	$3,930
Other assets (2)	—	—	7,982	7,982

Total	$—	$—	$11,912	$11,912

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2016 and 2015:

	December 31, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$557,850	$557,850	$557,850		$—		$—
Securities held to maturity	3,712,776	3,813,959	200,220		3,613,739		—
FHLB stock (1)	590,934	590,934	—		590,934		—
Loans, net	39,308,016	39,416,469	—		—		39,416,469
Financial Liabilities:
Deposits	$28,887,903	$28,888,064	$21,310,733	(2)	$7,577,331	(3)	$—
Borrowed funds	13,673,379	13,633,943	—		13,633,943		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2015
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$537,674	$537,674	$537,674		$—		$—
Securities held to maturity	5,969,390	6,108,529	—		6,107,697		832
FHLB stock (1)	663,971	663,971	—		663,971		—
Loans, net	38,011,995	38,245,434	—		—		38,245,434
Financial Liabilities:
Deposits	$28,426,758	$28,408,915	$23,114,271	(2)	$5,294,644	(3)	$—
Borrowed funds	15,748,405	15,685,616	—		15,685,616		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

The methods used to estimate the fair values of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, readers are cautioned in using this information for purposes of evaluating the financial condition and/or value of the Company in and of itself, or in comparison with that of any other company.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2016 and 2015.

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

The Company held derivatives with a notional amount of $2.8 billion at December 31, 2016. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2016:

	December 31, 2016
(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$300,000	$44	$720
Eurodollar futures	75,000	135	—
Interest rate swaps	350,000	572	5,289
Forward commitments to sell loans/mortgage-backed securities	1,056,000	15,509	3,190
Forward commitments to buy loans/mortgage-backed securities	785,000	1,321	14,529
Interest rate lock commitments	257,928	982	—

Total derivatives	$2,823,928	$18,563	$23,728

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income
	For the Twelve Months Ended December 31,
(in thousands)	2016	2015	2014
Treasury options	$(2,795)	$(8,222)	$1,968
Treasury and Eurodollar futures	165	501	333
Interest rate swaps	(4,561)	—	—
Forward commitments to buy/sell loans/mortgage-backed securities	(4,963)	5,752	12,009

Total (loss) gain	$(12,154)	$(1,969)	$14,310

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$20,422	$17,861	$2,561	$—	$—	$2,561

(1)	Includes $1.9 million to purchase Treasury options.

	December 31, 2015
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$5,743	$1,024	$4,719	$—	$—	$4,719

(1)	Includes $1.9 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	December 31, 2016
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$23,728	$16,588	$7,140	$—	$—	$7,140

	December 31, 2015
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$4,322	$3,986	$336	$—	$—	$336

NOTE 16: DIVIDEND RESTRICTIONS

The Parent Company is a separate legal entity from each of the Banks and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to the Company’s shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a result of the $546.8 million after-tax debt repositioning charge incurred in the twelve months ended December 31, 2015 (which resulted in the Company recording a net loss of $47.2 million for the year), and pursuant to the FRB’s Supervisory Letter SR 09-04, the Company was required to receive a non-objection from the FRB to pay cash dividends on its outstanding common stock throughout 2016. The Company received non-objections from the FRB for each of the four quarterly cash dividends it paid during the year. The FRB has advised the Company to continue the exchange of written documentation to obtain their non-objection to the declaration of dividends.

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the NYSDFS if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2016, dividends of $330.0 million were paid by the Banks to the Parent Company; at December 31, 2016, the Banks could have paid additional dividends of $220.0 million to the Parent Company without regulatory approval.

NOTE 17: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2016	2015
ASSETS:
Cash and cash equivalents	$63,727	$70,380
Securities available for sale	2,002	1,968
Investments in subsidiaries	6,426,276	6,232,228
Receivables from subsidiaries	7,839	7,635
Other assets	34,102	34,418

Total assets	$6,533,946	$6,346,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$358,879	$358,605
Other liabilities	51,076	53,328

Total liabilities	409,955	411,933

Stockholders’ equity	6,123,991	5,934,696

Total liabilities and stockholders’ equity	$6,533,946	$6,346,629

Condensed Statements of Income (Loss)

	Years Ended December 31,
(in thousands)	2016	2015	2014
Interest income	$527	$1,027	$715
Dividends received from subsidiaries	330,000	345,000	410,000
Gain on sales of securities	—	—	261
Other income	679	527	520

Gross income	331,206	346,554	411,496
Operating expenses	49,157	48,255	42,370

Income before income tax benefit and equity in underdistributed (overdistributed) earnings of subsidiaries	282,049	298,299	369,126
Income tax benefit	19,592	20,720	17,570

Income before equity in underdistributed (overdistributed) earnings of subsidiaries	301,641	319,019	386,696
Equity in underdistributed (overdistributed) earnings of subsidiaries	193,760	(366,175)	98,701

Net income (loss)	$495,401	$(47,156)	$485,397

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$495,401	$(47,156)	$485,397
Change in other assets	316	(2,253)	293
Change in other liabilities	(2,252)	22,236	(2,807)
Other, net	33,333	32,955	30,739
Equity in overdistributed (underdistributed) earnings of subsidiaries	(193,760)	366,175	(98,701)

Net cash provided by operating activities	$333,038	$371,957	$414,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	$—	$—	$566
Change in receivable from subsidiaries, net	(204)	224	(2,707)
Investment in subsidiaries	—	(560,000)	—

Net cash used in investing activities	$(204)	$(559,776)	$(2,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	$(8,677)	$(7,020)	$(7,283)
Cash dividends paid on common stock	(330,810)	(453,981)	(442,204)
Net cash received from exercise of stock options	—	—	60
Proceeds from follow-on common stock offering ,net	—	629,682	—

Net cash (used in) provided by financing activities	$(339,487)	$168,681	$(449,427)

Net decrease in cash and cash equivalents	(6,653)	(19,138)	(36,647)
Cash and cash equivalents at beginning of year	70,380	89,518	126,165

Cash and cash equivalents at end of year	$63,727	$70,380	$89,518

NOTE 18: REGULATORY MATTERS

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Banks.

The following tables present the regulatory capital ratios for the Company at December 31, 2016 and 2015, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,748,231	10.62%	$3,748,231	10.62%	$4,277,759	12.12%	$3,748,231	8.00%
Minimum for capital adequacy purposes	1,588,699	4.50	2,118,266	6.00	2,824,355	8.00	1,875,062	4.00

Excess	$2,159,532	6.12%	$1,629,965	4.62%	$1,453,404	4.12%	$1,873,169	4.00%

	Risk-Based Capital
At December 31, 2015	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,558,415	9.95%	$3,644,872	10.19%	$4,086,913	11.43%	$3,644,872	7.77%
Minimum for capital adequacy purposes	1,609,639	4.50	2,146,186	6.00	2,861,581	8.00	1,876,006	4.00

Excess	$1,948,776	5.45%	$1,498,686	4.19%	1,225,332	3.43%	$1,768,866	3.77%

In accordance with Basel III, the inclusion of trust preferred securities as tier 1 capital—which was reduced from 100% in 2014 to 25% in 2015—was completely phased out in 2016.

In addition, Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At December 31, 2016, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 412 basis points and the fully phased-in capital conservation buffer by 162 basis points.

The Banks are subject to regulation, examination, and supervision by the NYSDFS and the FDIC (the “Regulators”). The Banks are also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the Regulators’ qualitative judgments about the components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2016, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2016, the Company, the Community Bank, and the Commercial Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 risk-based capital ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%. In the opinion of management, no conditions or events have transpired since December 31, 2016 to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2016 and 2015 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

	Risk-Based Capital
At December 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,686,510	11.23%	$3,686,510	11.23%	$3,843,382	11.71%	$3,686,510	8.45%
Minimum for capital adequacy purposes	1,477,056	4.50	1,969,408	6.00	2,625,877	8.00	1,744,601	4.00

Excess	$2,209,454	6.73%	$1,717,102	5.23%	$1,217,505	3.71%	$1,941,909	4.45%

	Risk-Based Capital
At December 31, 2015	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,478,429	10.47%	$3,478,429	10.47%	$3,645,262	10.98%	$3,478,429	8.05%
Minimum for capital adequacy purposes	1,494,584	4.50	1,992,778	6.00	2,657,037	8.00	1,729,021	4.00

Excess	$1,983,845	5.97%	$1,485,651	4.47%	$988,225	2.98%	$1,749,408	4.05%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2016 and 2015 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$370,707	14.14%	$370,707	14.14%	$397,259	15.15%	$370,707	10.53%
Minimum for capital adequacy purposes	117,973	4.50	157,297	6.00	209,729	8.00	140,813	4.00

Excess	$252,734	9.64%	$213,410	8.14%	$187,530	7.15%	$229,894	6.53%

	Risk-Based Capital
At December 31, 2015	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$384,221	13.43%	$384,221	13.43%	$400,058	13.98%	$384,221	10.01%
Minimum for capital adequacy purposes	128,732	4.50	171,642	6.00	228,857	8.00	153,507	4.00

Excess	$255,489	8.93%	$212,579	7.43%	$171,201	5.98%	$230,714	6.01%

The Company and the Banks assign various loan and other assets to respective risk categories. In September 2016, management reclassified certain multi-family loans that had previously been assigned to the 50% risk-weight category to the 100% risk-weight category, based on a new interpretation of applicable regulatory guidance. The reclassification reduced the Company’s and Banks’ common equity tier 1 capital, tier 1 risk-weighted capital, and total risk-weighted capital ratios from the levels that were previously reported for the period ended December 31, 2015. For the Company, the common equity tier 1 capital, tier 1 risk-weighted capital, and total risk-weighted capital ratios were reduced by 54 basis points, 56 basis points, and 62 basis points, respectively; for the Community Bank, the capital ratios were reduced by 57 basis points, 57 basis points, and 59 basis points, respectively; and, for the Commercial Bank, the capital ratios were reduced by 72 basis points, 72 basis points, and 76 basis points, respectively, from the percentages previously reported. Notwithstanding the respective reductions, the Company and the Banks continued to be classified as “well-capitalized” institutions.

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

The Company seeks to maximize shareholder value by, among other means, optimizing the return on stockholders’ equity and managing risk. Capital is assigned to each segment, the combination of which is equivalent to the Company’s consolidated total, on an economic basis, using management’s assessment of the inherent risks associated with the respective segments.

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

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originates, aggregates, sells, and services one-to-four family mortgage loans. Mortgage loan products consist primarily of agency-conforming, fixed and adjustable rate loans and, to a lesser extent, jumbo loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses on the sale of such loans.

The following tables provide a summary of the Company’s segment results for the years ended December 31, 2016, 2015, and 2014 on an internally managed accounting basis:

	For the Twelve Months Ended December 31, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,272,423	$14,959	$1,287,382
Provision for loan losses	4,180	—	4,180
Non-Interest Income:
Third party(1)	116,200	29,372	145,572
Inter-segment	(17,645)	17,645	—

Total non-interest income	98,555	47,017	145,572

Non-interest expense(2)	584,894	66,752	651,646

Income (loss) before income tax expense (benefit)	781,904	(4,776)	777,128
Income tax expense (benefit)	283,656	(1,929)	281,727

Net income (loss)	$498,248	$(2,847)	$495,401

Identifiable segment assets (period-end)	$48,195,581	$730,974	$48,926,555

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Twelve Months Ended December 31, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$393,074	$15,001	$408,075
Recoveries of loan losses	(15,004)	—	(15,004)
Non-Interest Income:
Third party(1)	154,847	55,916	210,763
Inter-segment	(15,359)	15,359	—

Total non-interest income	139,488	71,275	210,763

Non-interest expense(2)	700,469	65,386	765,855

(Loss) income before income tax expense	(152,903)	20,890	(132,013)
Income tax (benefit) expense	(93,297)	8,440	(84,857)

Net (loss) income	$(59,606)	$12,450	$(47,156)

Identifiable segment assets (period-end)	$49,619,931	$697,865	$50,317,796

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses

	For the Twelve Months Ended December 31, 2014
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,126,162	$14,191	$1,140,353
Recoveries of loan losses	(18,587)	—	(18,587)
Non-Interest Income:
Third party(1)	135,834	65,759	201,593
Inter-segment	(13,521)	13,521	—

Total non-interest income	122,313	79,280	201,593

Non-interest expense(2)	528,436	59,031	587,467

Income before income tax expense	738,626	34,440	773,066
Income tax expense	274,179	13,490	287,669

Net income	$464,447	$20,950	$485,397

Identifiable segment assets (period-end)	$47,897,672	$661,545	$48,559,217

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

New York Community Bancorp, Inc.:

We have audited New York Community Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

March 1, 2017

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2016 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2017 (hereafter referred to as our “2017 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available on the Investor Relations portion of our websites, www.myNYCB.com, www.NewYorkCommercialBank.com, and www.NYCBfamily.com, and will be provided, without charge, upon written request to the Chief Corporate Governance Officer and Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2017 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	9,646,760
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	9,646,760

Information relating to the security ownership of certain beneficial owners and management appears in our 2017 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, appears in our 2017 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2017 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2016 and 2015;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2016;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2016;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2016; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)

3.4	Amended and Restated Bylaws (attached hereto)

4.1	Specimen Stock Certificate (4)

4.2	Form of Certificate of Designations for the New York Community Bancorp, Inc. preferred stock (5)

4.3	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto* (6)

10.2	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)* (7)

10.3	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers* (8)

10.4	Form of Queens County Savings Bank Employee Severance Compensation Plan* (8)

10.5	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan* (8)

10.6	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust* (8)

10.7	Incentive Savings Plan of Queens County Savings Bank* (9)

10.8	Retirement Plan of Queens County Savings Bank* (8)

10.9	Supplemental Benefit Plan of Queens County Savings Bank* (10)

10.10	Excess Retirement Benefits Plan of Queens County Savings Bank* (8)

10.11	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan* (8)

10.12	New York Community Bancorp, Inc. Management Incentive Compensation Plan* (11)

10.13	New York Community Bancorp, Inc. 2006 Stock Incentive Plan* (11)

10.14	New York Community Bancorp, Inc. 2012 Stock Incentive Plan* (12)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 1, 2017 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Management plan or compensation plan arrangement.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(4)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(5)	Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on January 29, 2016, Registration No. 333-208649

(6)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006
(7)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(8)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement on Form S-1, Registration No. 33-66852
(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(10)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(11)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(12)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2017	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	3/1/17	/s/ Thomas R. Cangemi	3/1/17
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	3/1/17
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	3/1/17	/s/ Maureen E. Clancy	3/1/17
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/s/ Hanif W. Dahya	3/1/17	/s/ Leslie D. Dunn	3/1/17
Hanif W. Dahya		Leslie D. Dunn
Director		Director

/s/ Michael J. Levine	3/1/17	/s/ James J. O’Donovan	3/1/17
Michael J. Levine		James J. O’Donovan
Director		Director

/s/ Lawrence Rosano, Jr.	3/1/17	/s/ Ronald A. Rosenfeld	3/1/17
Lawrence Rosano, Jr.		Ronald A. Rosenfeld
Director		Director

/s/ Lawrence J. Savarese	3/1/17	/s/ John M. Tsimbinos	3/1/17
Lawrence J. Savarese		John M. Tsimbinos
Director		Director

/s/ Robert Wann	3/1/17
Robert Wann
Senior Executive Vice President, Chief Operating Officer, and Director