Form 10-Q
period 2017-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2017-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

489,054,158
Number of shares of common stock outstanding at May 3, 2017

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2017

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets:
Cash and cash equivalents	$984,296	$557,850
Securities:
Available-for-sale	50,224	104,281
Held-to-maturity ($1,718,094 and $1,930,533 pledged, respectively) (fair value of $3,750,049 and $3,813,959, respectively)	3,642,104	3,712,776

Total securities	3,692,328	3,817,057

Non-covered loans held for sale	215,981	409,152
Non-covered loans held for investment, net of deferred loan fees and costs	37,330,489	37,382,722
Less: Allowance for losses on non-covered loans	(154,450)	(158,290)

Non-covered loans held for investment, net	37,176,039	37,224,432
Covered loans	1,599,101	1,698,133
Less: Allowance for losses on covered loans	(17,906)	(23,701)

Covered loans, net	1,581,195	1,674,432

Total loans, net	38,973,215	39,308,016
Federal Home Loan Bank stock, at cost	577,943	590,934
Premises and equipment, net	379,304	373,675
FDIC loss share receivable	221,158	243,686
Goodwill	2,436,131	2,436,131
Core deposit intangibles	54	208
Mortgage servicing rights (includes $228,800 and $228,099, respectively, measured at fair value)	234,306	233,961
Bank-owned life insurance	955,440	949,026
Other real estate owned (includes $17,292 and $16,990, respectively, covered by loss sharing agreements)	27,551	28,598
Other assets	342,838	387,413

Total assets	$48,824,564	$48,926,555

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$12,972,381	$13,395,080
Savings accounts	5,335,783	5,280,374
Certificates of deposit	7,562,207	7,577,170
Non-interest-bearing accounts	2,856,175	2,635,279

Total deposits	28,726,546	28,887,903

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,354,500	11,664,500
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	—	150,000

Total wholesale borrowings	12,854,500	13,314,500
Junior subordinated debentures	358,952	358,879

Total borrowed funds	13,213,452	13,673,379
Other liabilities	237,215	241,282

Total liabilities	42,177,213	42,802,564

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503,116	—
Common stock at par $0.01 (900,000,000 shares authorized; 488,953,712 and 487,067,889 shares issued; and 488,953,712 and 487,056,676 shares outstanding, respectively)	4,890	4,871
Paid-in capital in excess of par	6,045,979	6,047,558
Retained earnings	149,425	128,435
Treasury stock, at cost (11,213 shares at December 31, 2016)	—	(160)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $951 and $534, respectively	(1,336)	(753)
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,338 and $3,351, respectively	(5,222)	(5,241)
Net unrealized loss on pension and post-retirement obligations, net of tax of $33,483 and $34,355, respectively	(49,501)	(50,719)

Total accumulated other comprehensive loss, net of tax	(56,059)	(56,713)

Total stockholders’ equity	6,647,351	6,123,991

Total liabilities and stockholders’ equity	$48,824,564	$48,926,555

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Interest Income:
Mortgage and other loans	$358,402	$360,723
Securities and money market investments	40,717	63,087

Total interest income	399,119	423,810

Interest Expense:
NOW and money market accounts	19,709	14,619
Savings accounts	6,810	10,208
Certificates of deposit	22,131	15,890
Borrowed funds	55,552	55,227

Total interest expense	104,202	95,944

Net interest income	294,917	327,866
Provision for losses on non-covered loans	1,787	2,721
Recovery of losses on covered loans	(5,795)	(2,897)

Net interest income after provision for (recovery of) loan losses	298,925	328,042

Non-Interest Income:
Mortgage banking income	9,764	4,138
Fee income	7,860	7,923
Bank-owned life insurance	6,337	9,336
Net (loss) gain on sales of loans	(266)	5,775
Net gain on sales of securities	1,979	163
FDIC indemnification expense	(4,636)	(2,318)
Other	11,134	10,220

Total non-interest income	32,172	35,237

Non-Interest Expense:
Operating expenses:
Compensation and benefits	95,554	89,304
Occupancy and equipment	25,059	25,815
General and administrative	46,176	41,270

Total operating expenses	166,789	156,389
Amortization of core deposit intangibles	154	846
Merger-related expenses	—	1,213

Total non-interest expense	166,943	158,448

Income before income taxes	164,154	204,831
Income tax expense	60,197	74,922

Net income available to common shareholders	103,957	129,909

Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale, net of tax of $353 and $746, respectively	495	1,062
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $13 and $12, respectively	19	19
Change in pension and post-retirement obligations, net of tax of $872 and $945, respectively	1,218	1,336
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $770	(1,078)	—

Total other comprehensive income, net of tax	654	2,417

Total comprehensive income, net of tax	$104,611	$132,326

Basic earnings per common share	$0.21	$0.27

Diluted earnings per common share	$0.21	$0.27

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2017
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$—
Issuance of preferred stock (515,000 shares)	503,116

Balance at end of period	503,116

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,871
Shares issued for restricted stock awards (1,885,823 shares)	19

Balance at end of period	4,890

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,047,558
Shares issued for restricted stock awards, net of forfeitures	(10,311)
Compensation expense related to restricted stock awards	8,732

Balance at end of period	6,045,979

Retained Earnings:
Balance at beginning of year	128,435
Net income	103,957
Dividends paid on common stock ($0.17 per share)	(82,967)

Balance at end of period	149,425

Treasury Stock:
Balance at beginning of year	(160)
Purchase of common stock (648,793 shares)	(10,132)
Shares issued for restricted stock awards (660,006 shares)	10,292

Balance at end of period	—

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(56,713)
Other comprehensive income, net of tax	654

Balance at end of period	(56,059)

Total stockholders’ equity	$6,647,351

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$103,957	$129,909
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(4,008)	(176)
Depreciation and amortization	8,043	8,053
Amortization of discounts and premiums, net	(1,216)	(8,470)
Amortization of core deposit intangibles	154	846
Net gain on sales of securities	(1,979)	(163)
Net gain on sales of loans	(4,709)	(19,386)
Stock-based compensation	8,732	8,207
Deferred tax expense	23,693	18,027
Changes in operating assets and liabilities:
Decrease in other assets	61,391	293,865
Decrease in other liabilities	(26,138)	(21,286)
Origination of loans held for sale	(560,186)	(899,100)
Proceeds from sales of loans originated for sale	762,365	801,347

Net cash provided by operating activities	370,099	311,673

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	85,024	1,923,149
Proceeds from repayment of securities available for sale	33	49,959
Proceeds from sales of securities available for sale	139,002	104,663
Purchase of securities held to maturity	(13,030)	(10,086)
Purchase of securities available for sale	(84,000)	(104,500)
Redemption of Federal Home Loan Bank stock	34,641	215,542
Purchase of Federal Home Loan Bank stock	(21,651)	(102,818)
Net increase in loans	(73,257)	(910,243)
Proceeds from sales of loans	214,596	585,616
Purchase of premises and equipment, net	(13,671)	(10,763)

Net cash provided by investing activities	267,687	1,740,519

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(161,357)	555,554
Net decrease in short-term borrowed funds	(460,000)	(2,403,700)
Net proceeds from issuance of preferred stock	503,116	—
Cash dividends paid on common stock	(82,967)	(82,618)
Payments relating to treasury shares received for restricted stock award tax payments	(10,132)	(8,222)

Net cash used in financing activities	(211,340)	(1,938,986)

Net increase in cash and cash equivalents	426,446	113,206
Cash and cash equivalents at beginning of period	557,850	537,674

Cash and cash equivalents at end of period	$984,296	$650,880

Supplemental information:
Cash paid for interest	$102,821	$91,079
Cash paid for income taxes	1	2
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$5,911	$9,456
Transfer of loans from held for investment to held for sale	214,862	579,841
Shares issued for restricted stock awards	10,311	8,668

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

When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. In the Consolidated Statements of Cash Flows for the three months ended March 31, 2016, Federal Home Loan Bank (“FHLB”) stock is presented on a gross basis to conform to the presentation for the three months ended March 31, 2017.

Note 2. Computation of Earnings per Common Share

Basic earnings per common share (“EPS”) is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

Unvested stock-based compensation awards containing non-forfeitable rights to dividends paid on the Company’s common stock are considered participating securities, and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends on the common stock. The Company grants restricted stock to certain employees under its stock-based compensation plans. Recipients receive cash dividends during the vesting periods of these awards, including on the unvested portion of such awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2017	2016
Net income available to common shareholders	$103,957	$129,909
Less: Dividends paid on and earnings allocated to participating securities	(819)	(979)

Earnings applicable to common stock	$103,138	$128,930

Weighted average common shares outstanding	486,511,756	484,605,397

Basic earnings per common share	$0.21	$0.27

Earnings applicable to common stock	$103,138	$128,930

Weighted average common shares outstanding	486,511,756	484,605,397
Potential dilutive common shares (1)	—	—

Total shares for diluted earnings per common share computation	486,511,756	484,605,397

Diluted earnings per common share and common share equivalents	$0.21	$0.27

(1)	At March 31, 2017 and 2016, there were no stock options outstanding.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Three Months Ended March 31, 2017
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income
Unrealized gains on available-for-sale securities	$1,848	Net gain on sales of securities
	(770)	Income tax expense

	$1,078	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$62	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(2,121)	Included in the computation of net periodic (credit) expense (2)

	(2,059)	Total before tax
	858	Tax benefit

	$(1,201)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(123)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE(1) certificates	$7,748	$—	$445	$7,303

Other Securities:
Municipal bonds	$584	$47	$—	$631
Capital trust notes	9,463	—	2,046	7,417
Preferred stock	17,842	44	50	17,836
Mutual funds and common stock (2)	16,874	424	261	17,037

Total other securities	$44,763	$515	$2,357	$42,921

Total securities available for sale	$52,511	$515	$2,802	$50,224

(1)	Government-sponsored enterprise.
(2)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$7,786	$—	$460	$7,326

Other Securities:
Municipal bonds	$583	$48	$—	$631
Capital trust notes	9,458	2	2,217	7,243
Preferred stock	70,866	1,446	328	71,984
Mutual funds and common stock	16,874	484	261	17,097

Total other securities	$97,781	$1,980	$2,806	$96,955

Total securities available for sale	$105,567	$1,980	$3,266	$104,281

The following tables summarize the Company’s portfolio of securities held to maturity at March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,170,706	$2,170,706	$70,183	$1,078	$2,239,811
GSE CMOs (1)	971,487	971,487	32,933	219	1,004,201

Total mortgage-related securities	$3,142,193	$3,142,193	$103,116	$1,297	$3,244,012

Other Securities:
U. S. Treasury obligations	$200,158	$200,158	$—	$103	$200,055
GSE debentures	88,387	88,387	3,565	—	91,952
Corporate bonds	74,337	74,337	11,079	—	85,416
Municipal bonds	71,297	71,297	533	1,474	70,356
Capital trust notes	74,291	65,732	2,722	10,196	58,258

Total other securities	$508,470	$499,911	$17,899	$11,773	$506,037

Total securities held to maturity (2)	$3,650,663	$3,642,104	$121,015	$13,070	$3,750,049

(1)	Collateralized mortgage obligations.
(2)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At March 31, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

	December 31, 2016
(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,193,489	$2,193,489	$64,431	$2,399	$2,255,521
GSE CMOs	1,019,074	1,019,074	36,895	57	1,055,912

Total mortgage-related securities	$3,212,563	$3,212,563	$101,326	$2,456	$3,311,433

Other Securities:
U. S. Treasury obligations	$200,293	$200,293	$—	$73	$200,220
GSE debentures	88,457	88,457	3,836	—	92,293
Corporate bonds	74,217	74,217	9,549	—	83,766
Municipal bonds	71,554	71,554	—	1,789	69,765
Capital trust notes	74,284	65,692	2,662	11,872	56,482

Total other securities	$508,805	$500,213	$16,047	$13,734	$502,526

Total securities held to maturity (1)	$3,721,368	$3,712,776	$117,373	$16,190	$3,813,959

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2016, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

At March 31, 2017 and December 31, 2016, respectively, the Company had $577.9 million and $590.9 million of FHLB-NY stock, at cost. The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Gross proceeds	$139,002	$104,663
Gross realized gains	1,979	163

In the following table, the beginning balance represents the credit loss component for debt securities on which OTTI occurred prior to January 1, 2017. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)		For the Three Months Ended March 31, 2017
Beginning credit loss amount as of December 31, 2016		$197,552
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	—
	Amount previously recognized in AOCL	—
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increase in cash flows on debt securities	99

Ending credit loss amount as of March 31, 2017		$197,453

The following table summarizes, by contractual maturity, the carrying amounts and estimated fair values of held-to-maturity mortgage-backed securities and debt securities, and the amortized costs and estimated fair values of available-for-sale securities, at March 31, 2017:

	At March 31, 2017
(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Held-to-Maturity Securities:
Due within one year	$—	—%	$259,671	1.42%	$—	—%	$—	—%	$261,164
Due from one to five years	699,621	3.57	6,950	3.84	—	—	48,158	3.40	788,750
Due from five to ten years	2,133,551	3.11	21,924	3.52	—	—	26,179	9.06	2,258,597
Due after ten years	309,021	2.98	—	—	71,297	2.88	65,732	4.78	441,538

Total securities held to maturity	$3,142,193	3.20%	$288,545	1.64%	$71,297	2.88%	$140,069	5.10%	$3,750,049

Available-for-Sale Securities: (3)
Due within one year	$—	—%	$—	—%	$149	6.47%	$—	—%	$153
Due from one to five years	—	—	—	—	435	6.59	—	—	478
Due from five to ten years	7,748	1.90	—	—	—	—	—	—	7,303
Due after ten years	—	—	—	—	—	—	9,463	4.70	7,417

Total securities available for sale	$7,748	1.90%	$—	—%	$584	6.56%	$9,463	4.70%	$15,351

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2017:

At March 31, 2017	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Held-to-Maturity Securities:
GSE certificates	$236,364	$1,078	$—	$—	$236,364	$1,078
GSE CMOs	65,374	219	—	—	65,374	219
U. S. Treasury obligations	200,055	103	—	—	200,055	103
Municipal bonds	46,654	1,474	—	—	46,654	1,474
Capital trust notes	24,701	300	26,346	9,896	51,047	10,196

Total temporarily impaired held-to-maturity securities	$573,148	$3,174	$26,346	$9,896	$599,494	$13,070

Temporarily Impaired Available-for-Sale Securities:
GSE certificates	$7,303	$445	$—	$—	$7,303	$445
Capital trust notes	1,976	25	5,441	2,021	7,417	2,046
Equity securities	14,045	311	—	—	14,045	311

Total temporarily impaired available-for-sale securities	$23,324	$781	$5,441	$2,021	$28,765	$2,802

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

An OTTI loss on impaired debt securities must be fully recognized in earnings if an investor has the intent to sell the debt security, or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost. However, even if an investor does not expect to sell a debt security, it must evaluate the expected cash flows to be received and determine if a credit loss has occurred. In the event that a credit loss occurs, only the amount of impairment associated with the credit loss is recognized in earnings. Amounts of impairment relating to factors other than credit losses are recorded in AOCL.

At March 31, 2017, the Company had unrealized losses on certain GSE mortgage-related securities, U.S. Treasury obligations, municipal bonds, capital trust notes, and equity securities.

The unrealized losses on the Company’s GSE mortgage-related securities, U.S. Treasury obligations, municipal bonds, and capital trust notes at March 31, 2017 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at March 31, 2017 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other-than-temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2017 and December 31, 2016 consisted of five capital trust notes. At March 31, 2017, the fair value of securities having a continuous loss position for twelve months or more was 27.3% below the collective amortized cost of $43.7 million. At December 31, 2016, the fair value of such securities was 32.2% below the collective amortized cost of $43.7 million. At March 31, 2017 and December 31, 2016, the combined market value of the respective securities represented unrealized losses of $11.9 million and $14.1 million, respectively.

Note 5: Loans

The following table sets forth the composition of the loan portfolio at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
(dollars in thousands)
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$27,036,909	72.47%	$26,945,052	72.13%
Commercial real estate	7,533,380	20.19	7,724,362	20.68
One-to-four family	416,983	1.12	381,081	1.02
Acquisition, development, and construction	383,001	1.03	381,194	1.02

Total mortgage loans held for investment	$35,370,273	94.81	$35,431,689	94.85

Other Loans:
Commercial and industrial	1,348,391	3.61	1,341,216	3.59
Lease financing, net of unearned income of $57,365 and $60,278, respectively	563,244	1.51	559,229	1.50
Total commercial and industrial loans (1)	1,911,635	5.12	1,900,445	5.09
Purchased credit-impaired loans	5,840	0.02	5,762	0.01
Other	17,105	0.05	18,305	0.05

Total other loans held for investment	1,934,580	5.19	1,924,512	5.15

Total non-covered loans held for investment	$37,304,853	100.00%	$37,356,201	100.00%

Net deferred loan origination costs	25,636		26,521
Allowance for losses on non-covered loans	(154,450)		(158,290)
Non-covered loans held for investment, net	$37,176,039		$37,224,432

Covered loans	1,599,101		1,698,133
Allowance for losses on covered loans	(17,906)		(23,701)

Covered loans, net	$1,581,195		$1,674,432
Loans held for sale	215,981		409,152

Total loans, net	$38,973,215		$39,308,016

(1)	Includes specialty finance loans of $1.3 billion at both March 31, 2017 and December 31, 2016, and other commercial and industrial loans of $629.6 million and $632.9 million, respectively, at March 31, 2017 and December 31, 2016.

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

To minimize the risks involved in other C&I lending, the Company underwrites such loans on the basis of the cash flows produced by the business; requires that such loans be collateralized by various business assets, including inventory, equipment, and accounts receivable, among others; and typically requires personal guarantees. However, the capacity of a borrower to repay such a C&I loan is substantially dependent on the degree to which the business is successful. In addition, the collateral underlying such loans may depreciate over time, may not be conducive to appraisal, or may fluctuate in value, based upon the results of operations of the business.

Included in non-covered loans held for investment at March 31, 2017 and December 31, 2016, respectively, were loans of $91.3 million and $91.8 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at either of those dates.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $5.8 million and an unpaid principal balance of $6.8 million at March 31, 2017, are loans that had been covered under an FDIC loss sharing agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and were initially measured at fair value, which included estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The Community Bank’s mortgage banking operation originates, aggregates, sells, and services one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans nationwide. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans that are typically sold to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank.

In addition, the Community Bank services mortgage loans for various third parties, primarily including GSEs.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at March 31, 2017:

(in thousands)	Loans 30-89 Days Past Due(1)	Non-Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$8	$11,555	$—	$11,563	$27,025,346	$27,036,909
Commercial real estate	1,202	3,327	—	4,529	7,528,851	7,533,380
One-to-four family	792	10,093	—	10,885	406,098	416,983
Acquisition, development, and construction	—	6,200	—	6,200	376,801	383,001
Commercial and industrial (2) (3)	14,379	27,652	—	42,031	1,869,604	1,911,635
Other	86	1,317	—	1,403	15,702	17,105

Total	$16,467	$60,144	$—	$76,611	$37,222,402	$37,299,013

(1)	Excludes $4 thousand and $863 thousand of non-covered PCI loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.
(3)	Includes $13.3 million and $24.4 million of taxi medallion loans or taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2016:

(in thousands)	Loans 30-89 Days Past Due(1)	Non-Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$28	$13,558	$—	$13,586	$26,931,466	$26,945,052
Commercial real estate	—	9,297	—	9,297	7,715,065	7,724,362
One-to-four family	2,844	9,679	—	12,523	368,558	381,081
Acquisition, development, and construction	—	6,200	—	6,200	374,994	381,194
Commercial and industrial (2) (3)	7,263	16,422	—	23,685	1,876,760	1,900,445
Other	248	1,313	—	1,561	16,744	18,305

Total	$10,383	$56,469	$—	$66,852	$37,283,587	$37,350,439

(1)	Excludes $6 thousand and $869 thousand of non-covered PCI loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.
(3)	Includes $6.8 million and $15.2 million of taxi medallion loans that were 30 to 89 days past due and 90 days or more past due, respectively.

The following table summarizes the Company’s portfolio of non-covered loans held for investment (excluding non-covered PCI loans) by credit quality indicator at March 31, 2017:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$26,865,172	$7,516,823	$406,669	$334,112	$35,122,776	$1,785,111	$15,788	$1,800,899
Special mention	160,329	12,550	—	42,689	215,568	41,573	—	41,573
Substandard	11,408	4,007	10,314	6,200	31,929	84,951	1,317	86,268
Doubtful	—	—	—	—	—	—		—

Total	$27,036,909	$7,533,380	$416,983	$383,001	$35,370,273	$1,911,635	$17,105	$1,928,740

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

The preceding classifications are the most current ones available and generally have been updated within the last twelve months. In addition, they follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have potential weaknesses that deserve management’s close attention; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family loans are classified based on the duration of the delinquency.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2017, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $21.0 million; loans on which forbearance agreements were reached amounted to $2.8 million.

The following table presents information regarding the Company’s TDRs as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$1,971	$8,245	$10,216	$1,981	$8,755	$10,736
Commercial real estate	—	921	921	—	1,861	1,861
One-to-four family	221	2,508	2,729	222	1,749	1,971
Commercial and industrial	1,434	8,320	9,754	1,263	3,887	5,150
Other	—	202	202	—	202	202

Total	$3,626	$20,196	$23,822	$3,466	$16,454	$19,920

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended March 31, 2017 and 2016 are summarized as follows:

	For the Three Months Ended March 31, 2017
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	1	$264	$339	6.00%	2.63%	$—	$5
Commercial and industrial	17	7,998	4,745	3.30	3.46	3,280	—

Total	18	$8,262	$5,084			$3,280	$5

	For the Three Months Ended March 31, 2016
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Multi-family	2	$10,592	$10,366	4.63%	4.08%	$—	$—
One-to-four family	2	476	533	3.52	3.29	—	4
Commercial and industrial	1	745	695	3.30	3.10	47	—

Total	5	$11,813	$11,594			$47	$4

At March 31, 2017, one non-covered one-to-four family loan, in the amount of $103,000, that had been modified as a TDR during the twelve months ended at that date was in payment default. At March 31, 2016, one non-covered home equity loan, in the amount of $142,000, that had been modified as a TDR during the twelve months ended at that date was in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The following table presents the carrying value of covered loans acquired in the acquisitions of AmTrust Bank (“AmTrust”) and Desert Hills Bank (“Desert Hills”) as of March 31, 2017:

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,531,872	95.8%
Other loans	67,229	4.2

Total covered loans	$1,599,101	100.0%

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

At March 31, 2017 and December 31, 2016, the unpaid principal balance of covered loans was $2.0 billion and $2.1 billion, respectively. The carrying value of such loans was $1.6 billion and $1.7 billion at the corresponding dates.

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

In the three months ended March 31, 2017, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$647,470
Reclassification from non-accretable difference	15,858
Accretion	(31,615)

Balance at end of period	$631,713

In the preceding table, the line item “Reclassification from non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions decreased, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield. The effect of this increase was coupled with an improvement in the underlying credit assumptions and the resetting of rates on variable rate loans at a slightly higher level, which also resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

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

At March 31, 2017 and December 31, 2016, respectively, the Company held residential mortgage loans of $71.4 million and $78.6 million that were in the process of foreclosure. The vast majority of such loans were covered loans.

The following table presents information regarding the Company’s covered loans that were 90 days or more past due at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Covered Loans 90 Days or More Past Due:
One-to-four family	$120,841	$124,820
Other loans	6,626	6,645

Total covered loans 90 days or more past due	$127,467	$131,465

The following table presents information regarding the Company’s covered loans that were 30 to 89 days past due at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Covered Loans 30-89 Days Past Due:
One-to-four family	$22,287	$21,112
Other loans	2,349	1,536

Total covered loans 30-89 days past due	$24,636	$22,648

At March 31, 2017, the Company had $24.6 million of covered loans that were 30 to 89 days past due, and covered loans of $127.5 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remainder of the Company’s covered loan portfolio totaled $1.4 billion at March 31, 2017 and was considered current at that date.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the three months ended March 31, 2017, the Company recorded recoveries of losses on covered loans of $5.8 million. The recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $4.6 million that was recorded in “Non-interest income.”

The Company recorded recoveries of losses on covered loans of $2.9 million during the three months ended March 31, 2016. The recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $2.3 million that was recorded in “Non-interest income.”

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at March 31, 2017:
Loans individually evaluated for impairment	$—	$189	$189
Loans collectively evaluated for impairment	120,489	32,014	152,503
Acquired loans with deteriorated credit quality	11,257	8,407	19,664

Total	$131,746	$40,610	$172,356

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2016:
Loans individually evaluated for impairment	$—	$577	$577
Loans collectively evaluated for impairment	123,925	32,022	155,947
Acquired loans with deteriorated credit quality	11,984	13,483	25,467

Total	$135,909	$46,082	$181,991

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2017:
Loans individually evaluated for impairment	$23,436	$29,400	$52,836
Loans collectively evaluated for impairment	35,346,837	1,899,340	37,246,177
Acquired loans with deteriorated credit quality	1,536,952	67,989	1,604,941

Total	$36,907,225	$1,996,729	$38,903,954

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2016:
Loans individually evaluated for impairment	$29,660	$18,592	$48,252
Loans collectively evaluated for impairment	35,402,029	1,900,158	37,302,187
Acquired loans with deteriorated credit quality	1,614,755	89,140	1,703,895

Total	$37,046,444	$2,007,890	$39,054,334

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the three months ended March 31, 2017 and 2016:

	March 31,
	2017			2016
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$125,416	$32,874	$158,290	$124,478	$22,646	$147,124
Charge-offs	—	(5,830)	(5,830)	(46)	(148)	(194)
Recoveries	115	88	203	879	248	1,127
(Recovery of) provision for non-covered loan losses	(3,679)	5,466	1,787	874	1,847	2,721

Balance, end of period	$121,852	$32,598	$154,450	$126,185	$24,593	$150,778

See “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at March 31, 2017:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,223	$12,724	$—	$10,482	$143
Commercial real estate	3,176	8,946	—	6,147	23
One-to-four family	3,837	4,504	—	3,719	28
Acquisition, development, and construction	6,200	15,500	—	6,200	—
Other	28,143	36,906	—	17,441	176

Total impaired loans with no related allowance	$51,579	$78,580	$—	$43,989	$370

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	1,257	1,257	189	6,555	10

Total impaired loans with an allowance recorded	$1,257	$1,257	$189	$6,555	$10

Total impaired loans:
Multi-family	$10,223	$12,724	$—	$10,482	$143
Commercial real estate	3,176	8,946	—	6,147	23
One-to-four family	3,837	4,504	—	3,719	28
Acquisition, development, and construction	6,200	15,500	—	6,200	—
Other	29,400	38,163	189	23,996	186

Total impaired loans	$52,836	$79,837	$189	$50,544	$380

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2016:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	6,739	7,955	—	8,261	92

Total impaired loans with no related allowance	$36,399	$55,723	$—	$34,782	$1,400

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	11,853	13,529	577	4,574	213

Total impaired loans with an allowance recorded	$11,853	$13,529	$577	$4,574	$213

Total impaired loans:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	18,592	21,484	577	12,835	305

Total impaired loans	$48,252	$69,252	$577	$39,356	$1,613

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

The following table summarizes activity in the allowance for losses on covered loans for the three months ended March 31, 2017 and 2016:

	March 31,
(in thousands)	2017	2016
Balance, beginning of period	$23,701	$31,395
Recovery of losses on covered loans	(5,795)	(2,897)

Balance, end of period	$17,906	$28,498

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017	December 31, 2016
Wholesale Borrowings:
FHLB advances	$11,354,500	$11,664,500
Repurchase agreements	1,500,000	1,500,000
Fed funds purchased	—	150,000

Total wholesale borrowings	$12,854,500	$13,314,500
Junior subordinated debentures	358,952	358,879

Total borrowed funds	$13,213,452	$13,673,379

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2017:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE debentures and mortgage-related securities	$—	$—	$1,250,000	$250,000

At March 31, 2017 and December 31, 2016, the Company had no restricted cash to serve as collateral for certain repurchase agreements.

At March 31, 2017 and December 31, 2016, the Company had $359.0 million and $358.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at March 31, 2017:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,026	$138,675	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	2.731	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	4.381	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	2.802	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)

Total junior subordinated debentures		$358,952	$346,175

(1)	Callable subject to certain conditions as described in the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 4, 2002.
(2)	Callable from this date forward.

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

The Company had MSRs of $234.3 million and $234.0 million, respectively, at March 31, 2017 and December 31, 2016. Both period-end balances consisted of two classes of MSRs for which the economic risk is managed separately: residential MSRs (i.e., MSRs on one-to-four family loans sold, servicing retained) and participation MSRs (i.e., MSRs on loans sold through participations).

The total unpaid principal balance of loans serviced for others was $25.2 billion and $25.1 billion at March 31, 2017 and December 31, 2016, respectively.

Residential MSRs are carried at fair value, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded as “Mortgage banking income,” which is included in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a third-party valuation specialist to determine the fair value of its MSRs. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

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

The collective amount of contractually specified servicing fees, late fees, and ancillary fees, which is recorded as “Mortgage banking income” in the Consolidated Statements of Operations and Comprehensive Income, were $311,000 and $310,000 for the three months ended March 31, 2017 and 2016, respectively.

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of their fair value via a discounted cash-flow method. The net carrying value is compared to the discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary, or through a direct write-down of the asset and a charge to current-period earnings if it is considered to be other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the three months ended March 31, 2017 and 2016, there was no impairment related to the Company’s participation MSRs.

The following tables set forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended
	March 31, 2017		March 31, 2016
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of year	$228,099	$5,862	$243,389	$4,345
Additions	7,574	406	7,948	1,250
Increase (decrease) in fair value:
Due to changes in interest rates	2,013	—	(24,286)	—
Due to model assumption changes (1)	—	—	(8,838)	—
Due to loan payoffs	(6,963)	—	(8,750)	—
Due to passage of time and other changes	(1,923)	—	(1,376)	—
Amortization	—	(762)	—	(414)

Carrying value, end of period	$228,800	$5,506	$208,087	$5,181

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	March 31, 2017	December 31, 2016
Expected weighted average life	82 months	82 months
Constant prepayment speed	8.90%	8.70%
Discount rate	10.05	10.05
Primary mortgage rate to refinance	4.13	4.11
Cost to service (per loan per year):
Current	$64	$64
30-59 days or less delinquent	214	214
60-89 days delinquent	364	364
90-119 days delinquent	464	464
120 days or more delinquent	864	864

The linked-quarter increase in the constant prepayment speed was primarily attributable to an increase in the housing price index used by the Company’s third-party valuation specialist, suggesting that homebuyer demand has increased and newly created equity could lead to more refinancing.

Note 9. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2017		2016
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,404	$144	$1,470	$160
Service cost	—	—	—	1
Expected return on plan assets	(4,073)	—	(3,906)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,053	68	2,262	81

Net periodic (credit) expense	$(616)	$150	$(174)	$180

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2017. The Company does not expect to make any contributions to its pension plan in 2017.

Note 10. Stock-Based Compensation

At March 31, 2017, the Company had a total of 6,982,031 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,685,749 shares of restricted stock during the three months ended March 31, 2017. The shares had an average fair value of $15.35 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $8.7 million and $8.2 million, respectively, for the three months ended March 31, 2017 and 2016.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2017:

	For the Three Months Ended March 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,930,306	$15.37
Granted	2,685,749	15.35
Vested	(2,051,414)	14.98
Canceled	(21,020)	15.58

Unvested at end of period	7,543,621	15.47

As of March 31, 2017, unrecognized compensation cost relating to unvested restricted stock totaled $109.5 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

The Company had no stock option plans at March 31, 2017 or December 31, 2016.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$7,303	$—	$—	$7,303

Total mortgage-related securities	$—	$7,303	$—	$—	$7,303

Other Securities Available for Sale:
Municipal bonds	$—	$631	$—	$—	$631
Capital trust notes	—	7,417	—	—	7,417
Preferred stock	17,836	—	—	—	17,836
Mutual funds and common stock	—	17,037	—	—	17,037

Total other securities	$17,836	$25,085	$—	$—	$42,921

Total securities available for sale	$17,836	$32,388	$—	$—	$50,224

Other Assets:
Loans held for sale	$—	$215,981	$—	$—	$215,981
Mortgage servicing rights	—	—	228,800	—	228,800
Interest rate lock commitments	—	—	2,449	—	2,449
Derivative assets-other (2)	2,943	2,110	—	(2,892)	2,161
Liabilities:
Derivative liabilities	$(6,433)	$(2,488)	$—	$2,531	$(6,390)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $2.1 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$7,326	$—	$—	$7,326

Total mortgage-related securities	$—	$7,326	$—	$—	$7,326

Other Securities Available for Sale:
Municipal bonds	$—	$631	$—	$—	$631
Capital trust notes	—	7,243	—	—	7,243
Preferred stock	42,724	29,260	—	—	71,984
Mutual funds and common stock	—	17,097	—	—	17,097

Total other securities	$42,724	$54,231	$—	$—	$96,955

Total securities available for sale	$42,724	$61,557	$—	$—	$104,281

Other Assets:
Loans held for sale	$—	$409,152	$—	$—	$409,152
Mortgage servicing rights	—	—	228,099	—	228,099
Interest rate lock commitments	—	—	982	—	982
Derivative assets-other (2)	2,611	16,829	—	(17,861)	1,579
Liabilities:
Derivative liabilities	$(6,009)	$(17,719)	$—	$16,588	$(7,140)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. The Company’s loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at March 31, 2017. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	March 31, 2017			December 31, 2016
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$215,981	$210,628	$5,353	$409,152	$408,928	$224

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value(1)
	For the Three Months Ended March 31,
(in thousands)	2017	2016(2)
Loans held for sale	$(63)	$2,869
Mortgage servicing rights	(2,726)	(37,093)

Total loss	$(2,789)	$(34,224)

(1)	Does not include the effect of hedging activities, which is included in “Other non-interest income.”
(2)	The presentation of the amounts for the three months ended March 31, 2016 has been modified to conform to the presentation for the three months ended March 31, 2017.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the three months ended March 31, 2017 and 2016, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at March 31, 2017	Change in Unrealized Gains/ (Losses) Related to Instruments Held at March 31, 2017
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$228,099	$(2,726)	$—	$7,574	$(4,147)	$—	$228,800	$(2,726)
Interest rate lock commitments	982	1,467	—	—	—	—	2,449	2,430

(in thousands)	Fair Value January 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at March 31, 2016	Change in Unrealized Gains/ (Losses) Related to Instruments Held at March 31, 2016
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$243,389	$(37,093)	$—	$7,948	$(6,157)	$—	$208,087	$(37,093)
Interest rate lock commitments	2,526	4,163	—	—	—	—	6,689	6,586

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the three months ended March 31, 2017 or 2016.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Mar. 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$228,800	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	8.90%
			Weighted Average Discount Rate	10.05
Interest rate lock commitments	2,449	Discounted Cash Flow	Weighted Average Closing Ratio	75.91

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016, and that were included in the Company’s consolidated statements of condition at those dates:

	Fair Value Measurements at March 31, 2017 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$12,418	$12,418
Other assets (2)	—	—	1,177	1,177

Total	$—	$—	$13,595	$13,595

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$15,635	$15,635
Other assets (2)	—	—	5,684	5,684

Total	$—	$—	$21,319	$21,319

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2017 and December 31, 2016:

	March 31, 2017
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$984,296	$984,296	$984,296		$—		$—
Securities held to maturity	3,642,104	3,750,049	200,055		3,549,994		—
FHLB stock (1)	577,943	577,943	—		577,943		—
Loans, net	38,973,215	39,177,036	—		—		39,177,036
Financial Liabilities:
Deposits	$28,726,546	$28,718,398	$21,164,339	(2)	$7,554,059	(3)	$—
Borrowed funds	13,213,452	13,163,397	—		13,163,397		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$557,850	$557,850	$557,850		$—		$—
Securities held to maturity	3,712,776	3,813,959	200,220		3,613,739		—
FHLB stock (1)	590,934	590,934	—		590,934		—
Loans, net	39,308,016	39,416,469	—		—		39,416,469
Financial Liabilities:
Deposits	$28,887,903	$28,888,064	$21,310,733	(2)	$7,577,331	(3)	$—
Borrowed funds	13,673,379	13,633,943	—		13,633,943		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2017 and 2016.

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

The Company held derivatives with a notional amount of $1.8 billion at March 31, 2017. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2017:

	March 31, 2017
(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$370,000	$86	$205
Eurodollar futures	50,000	23	9
Interest rate swaps	350,000	710	6,219
Forward commitments to sell loans/mortgage-backed securities	410,000	32	2,488
Forward commitments to buy loans/mortgage-backed securities	315,000	2,078	—
Interest rate lock commitments	289,118	2,449	—

Total derivatives	$1,784,118	$5,378	$8,921

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income
	for the Three Months Ended March 31,
(in thousands)	2017	2016
Treasury options	$(2,170)	$7,231
Treasury and Eurodollar futures	(8)	66
Interest rate swaps	(197)	1,496
Forward commitments to buy/sell loans/mortgage-backed securities	(4,223)	869

Total (loss) gain	$(6,598)	$9,662

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2017
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$7,502	$2,892	$4,610	$—	$—	$4,610

(1)	Includes $2.1 million to purchase Treasury options.

	December 31, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$20,422	$17,861	$2,561	$—	$—	$2,561

(1)	Includes $1.9 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	March 31, 2017
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$8,921	$2,531	$6,390	$—	$—	$6,390

	December 31, 2016
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$23,728	$16,588	$7,140	$—	$—	$7,140

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

The following tables provide a summary of the Company’s segment results for the three months ended March 31, 2017 and 2016 on an internally managed accounting basis:

	For the Three Months Ended March 31, 2017
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$292,277	$2,640	$294,917
Recovery of loan losses	(4,008)	—	(4,008)
Non-Interest Income:
Third party(1)	21,869	10,303	32,172
Inter-segment	(3,759)	3,759	—

Total non-interest income	18,110	14,062	32,172

Non-interest expense(2)	150,936	16,007	166,943

Income before income tax expense	163,459	695	164,154
Income tax expense	59,920	277	60,197

Net income	$103,539	$418	$103,957

Identifiable segment assets (period-end)	$48,285,443	$539,121	$48,824,564

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Three Months Ended March 31, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$324,917	$2,949	$327,866
Recoveries of loan losses	(176)	—	(176)
Non-Interest Income:
Third party (1)	30,586	4,651	35,237
Inter-segment	(4,112)	4,112	—

Total non-interest income	26,474	8,763	35,237

Non-interest expense (2)	142,050	16,398	158,448

Income (loss) before income tax expense (benefit)	209,517	(4,686)	204,831
Income tax expense (benefit)	76,815	(1,893)	74,922

Net income (loss)	$132,702	$(2,793)	$129,909

Identifiable segment assets (period-end)	$47,739,937	$775,635	$48,515,572

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU No. 2017-08”). ASU No. 2017-08 shortens the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The Company plans to adopt ASU No. 2017-08 effective January 1, 2019 and the adoption is not expected to have a material effect on the Company’s consolidated statements of condition, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU No. 2017-04 eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity will recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. ASU No. 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The Company plans to adopt ASU No. 2017-04 beginning January 1, 2020 and its adoption is not expected to have a material effect on the Company’s consolidated statements of condition, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses the following cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company plans to adopt ASU No. 2016-15 beginning January 1, 2018 and its adoption is not expected to have a material effect on the Company’s consolidated statements of condition or results of operations.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company plans to adopt ASU No. 2016-13 effective January 1, 2020, using the required modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. The Company is evaluating ASU No. 2016-13, initiating implementation efforts across the Company, and planning for loss modeling requirements consistent with lifetime expected loss estimates. The adoption of ASU No. 2016-13 could have a material effect on the Company’s consolidated statements of condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company’s loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 will require entities that lease assets to recognize as assets and liabilities on the balance sheet the respective rights and obligations created by those leases. ASU No. 2016-02 also will require disclosures that include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company plans to adopt ASU No. 2016-02 effective January 1, 2019 using the required modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize substantially all of our leases for which we are the lessee as a lease liability and corresponding right-of-use asset on our consolidated statements of condition. The Company has assembled a project management team and is presently evaluating all of its leases, as well as contracts that may contain embedded leases, for compliance with the new lease accounting rules.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 amends guidance on classification and measurement of financial instruments, including revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. The company will adopt ASU No. 2016-01 on January 1, 2018, and its adoption is not expected to have a material effect on the Company’s consolidated statements of condition, results of operations, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 effective January 1, 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. ASU No. 2014-09 does not apply to the majority of our revenue stream, and is not expected to have a material impact on the Company’s statements of condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the “Community Bank” and the “Commercial Bank,” respectively, and collectively, the “Banks”).

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

See Part II, Item 1A, “Risk Factors,” in this report and Part I, Item 1A, “Risk Factors,” in our Form 10-K for the year ended December 31, 2016 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this report. We do not assume any obligation to revise or update these forward-looking statements except as may be required by law.

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY, COMMON STOCKHOLDERS’ EQUITY, AND TANGIBLE COMMON STOCKHOLDERS’ EQUITY;

TOTAL ASSETS AND TANGIBLE ASSETS; AND THE RELATED MEASURES

(unaudited)

While stockholders’ equity, common stockholders’ equity, total assets, and book value per common share are financial measures that are recorded in accordance with U.S. generally accepted accounting principles (“GAAP”), tangible common stockholders’ equity, tangible assets, and tangible book value per common share are not. It is management’s belief that these non-GAAP measures should be disclosed in this report and others we issue for the following reasons:

1.	Tangible common stockholders’ equity is an important indication of the Company’s ability to grow organically and through business combinations, as well as its ability to pay dividends and to engage in various capital management strategies.

2.	Tangible book value per common share and the ratio of tangible common stockholders’ equity to tangible assets are among the capital measures considered by current and prospective investors, both independent of, and in comparison with, the Company’s peers.

Tangible common stockholders’ equity, tangible assets, and the related non-GAAP measures should not be considered in isolation or as a substitute for stockholders’ equity, common stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate these non-GAAP measures may differ from that of other companies reporting non-GAAP measures with similar names.

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures at March 31, 2017 and December 31, 2016 follow:

(in thousands)	March 31, 2017	December 31, 2016
Stockholders’ Equity	$6,647,351	$6,123,991
Less: Preferred stock	(503,116)	—

Common stockholders’ equity	$6,144,235	$6,123,991
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(54)	(208)

Tangible common stockholders’ equity	$3,708,050	$3,687,652

Total Assets	$48,824,564	$48,926,555
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(54)	(208)

Tangible assets	$46,388,379	$46,490,216

Common stockholders’ equity to total assets	12.58%	12.52%
Tangible common stockholders’ equity to tangible assets	7.99	7.93

Book value per common share	$12.57	$12.57
Tangible book value per common share	7.58	7.57

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Community Bank”), with 225 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank (the “Commercial Bank”), with 30 branches in Metro New York. At March 31, 2017, we had total assets of $48.8 billion, including loans, net, of $39.0 billion, and total deposits of $28.7 billion.

Chartered in the State of New York, the Community Bank and the Commercial Bank are subject to regulation by the Federal Deposit Insurance Corporation (the “FDIC”), the Consumer Financial Protection Bureau, and the New York State Department of Financial Services. In addition, the holding company is subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”), the U.S. Securities and Exchange Commission (the “SEC”), and the requirements of the New York Stock Exchange, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PR A.”

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In the three months ended March 31, 2017, we generated net income available to common shareholders of $104.0 million, or $0.21 per diluted share, and strengthened our capital position, as further described below:

We Enhanced our Regulatory Capital Position through a $515.0 Million Preferred Stock Offering

In the last month of the quarter, we issued 515,000 shares of preferred stock. The offering generated capital of $503.1 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank. As a result of this offering, we increased our tier 1 risk-based capital ratio to 12.23% at the end of March from 10.62% at the end of December and our total risk-based capital ratio to 13.71% from 12.12%. We also increased our leverage capital ratio to 9.24% at the end of the first quarter from 8.00% at December 31st.

We Continued to Manage our Assets below the SIFI Threshold

In the first three months of 2017, we continued to manage our assets below the threshold for a Systemically Important Financial Institution (“SIFI”), a strategy we launched in the fourth quarter of 2014. Year-to-date, we achieved this goal by selling $214.9 million of multi-family and commercial real estate (“CRE”) loans through participations, while at the same time originating $1.2 billion of such loans for portfolio. In addition, our securities portfolio declined $124.7 million from the year-end balance, primarily reflecting repayments. As a result, our assets fell $102.0 million in the three months ended March 31, 2017 to $48.8 billion, bringing the four-quarter average to $49.1 billion at that date.

We Maintained a Strong Presence in our Multi-Family Lending Niche

In the first three months of 2017, we produced $1.7 billion of non-covered loans held for investment, including $954.6 million of multi-family loans. While loan growth was tempered by a combination of sales and prepayments, the portfolio of non-covered held-for-investment loans was $37.2 billion at the end of the current first quarter, comparable to the balance at December 31st. Multi-family loans represented $27.0 billion, or 72.5%, of the March 31st balance, a $91.9 million increase from the balance at the end of 2016.

We Maintained our Solid Record of Asset Quality

Non-performing non-covered assets represented $70.4 million, or 0.15%, of total non-covered assets at the end of the current first quarter, and non-performing non-covered loans represented $60.1 million, or 0.16%, of total non-covered loans. While our level of non-performing assets was modestly higher than the year-end level, the increase stemmed almost entirely from the transition to non-accrual status of $9.2 million of taxi medallion and taxi medallion-related loans over the three-month period.

Our Net Interest Income Was Pressured by the Rise in Interest Rates

While the benefits of the actions cited above are reflected in our statement of condition, our statement of operations largely reflects the impact on our net interest income and margin of the rise in market interest rates since November 2016. As interest rates rose, fewer property owners refinanced or engaged in new transactions. As a result, the level of prepayment income fell to $12.1 million in the current first quarter from $22.1 million and $23.7 million, respectively, in the trailing and year-earlier three months. In addition, the rise in short-term interest rates led to a rise in our cost of deposits and borrowed funds. Reflecting these factors, as well as our temporary restraint on growing our assets, our net interest income fell $20.6 million sequentially and $32.9 million year-over-year to $294.9 million, and our margin fell 15 and 23 basis points, respectively, to 2.71% in the first three months of this year.

Our Efficiency Ratio Continues to Reflect the Impact of Our Preparations for SIFI Status

Operating expenses rose sequentially and year-over-year to $166.8 million, as the addition of senior-level staff to certain back-office departments combined with the payment of payroll taxes and normal salary increases to drive an increase in compensation and benefits expense.

While non-interest income was fairly consistent with the trailing-quarter level, the decline in net interest income and the rise in operating expenses resulted in our efficiency ratio rising to 50.99% from 47.20% in the trailing three months.

Notwithstanding indications that regulatory reform is being considered, we believe that preparing to be compliant with the current Dodd-Frank regulations is a prudent course of action for us to pursue.

External Factors

The following is a discussion of certain external factors that tend to influence our financial performance and the strategic actions we take:

Interest Rates

Among the external factors that tend to influence our performance, the interest rate environment is key.

The cost of our deposits and short-term borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”). The FOMC reduces, maintains, or increases the target fed funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. Since the fourth quarter of 2008, when the target fed funds rate was lowered to a range of 0% to 0.25%, the rate has been raised three times: on December 17, 2015, to a range of 0.25% to 0.50%; on December 14, 2016, to a range of 0.50% to 0.75%; and, most recently, on March 15, 2017, to a range of 0.75% to 1.00%.

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

The following table summarizes the high, low, and average five- and ten-year CMTs in the three months ended March 31, 2017, December 31, 2016, and March 31, 2016:

	Five-Year Constant Maturity Treasury Rate				Ten-Year Constant Maturity Treasury Rate
	March 31,	December 31,	March 31,		March 31,	December 31,	March 31,
	2017	2016	2016		2017	2016	2016
High	2.14%	2.10%	1.73%	High	2.62%	2.60%	2.25%
Low	1.80	1.18	1.11	Low	2.31	1.63	1.63
Average	1.95	1.61	1.37	Average	2.45	2.14	1.91

(Source: Bloomberg)

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, directly affecting new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the three months ended March 31, 2017, we originated $560.2 million of one-to-four family mortgage loans for sale through our mortgage banking division, a $507.2 million reduction from the trailing-quarter volume and a $338.9 million reduction from the volume in the first quarter of 2016.

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loan production than they do on our production of one-to-four family mortgage loans. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In the first three months of 2017, prepayment income from loans contributed $9.6 million to interest income; in the trailing and year-earlier quarters, the contribution was $18.2 million and $11.0 million, respectively.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended March 31, 2017, December 31, 2016, and March 31, 2016. While unemployment declined year-over-year in all but one of these markets, the sequential comparison indicates declines in certain markets and modest increases nationally and in two states.

	For the Month Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Unemployment rate:
United States	4.6%	4.5%	5.1%
New York City	4.1	4.4	5.4
Arizona	4.6	4.7	5.3
Florida	4.3	4.7	4.8
New Jersey	4.3	4.2	5.4
New York	4.4	4.5	5.1
Ohio	5.3	4.8	5.3

(Source: U.S. Department of Labor)

Another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	March 2017	December 2016	March 2016
Change in prices:	(0.3)%	0.3%	0.1%

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to this index, home prices remained unchanged at 5.8% across the U.S. in the twelve months ended February 2017 and December 2016, while the March 2016 rate was 5.2%.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 621,000 in March 2017, according to estimates set forth in a U.S. Department of Commerce report issued on April 25, 2017. The March 2017 rate was 5.8% above the rate reported in February 2017 and 15.6% above the rate reported in March 2016.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 64.8% of our multi-family loans and 71.0% of our CRE loans are secured by properties in New York, with Manhattan accounting for 27.4% and 52.2% of our multi-family and CRE loans, respectively.

As reflected in the following table, residential rental vacancy rates in New York declined year-over-year and linked-quarter, while office vacancy rates in Manhattan rose year-over-year and declined slightly sequentially.

	For the Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Rental Vacancy Rates:
New York residential	5.2%	5.4%	5.4%
Manhattan office	10.3	10.4	10.0

In addition, the Consumer Confidence Index® rose to 124.9 in March 2017 from 113.7 in December 2016 and from 96.2 in March 2016. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Declaration of Dividend on Common Shares

On April 25, 2017, the Board of Directors declared a quarterly cash dividend of $0.17 per share on our common stock, payable on May 19, 2017 to shareholders of record at the close of business on May 8, 2017.

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

The methodology used for the allocation of the allowance for non-covered loan losses at March 31, 2017 and December 31, 2016 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

We generally measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated cost to sell, or the present value of the expected cash flows is less than the recorded investment in the loan, any shortfall is promptly charged off.

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

The historical loss period we use to determine the allowance for loan losses on non-covered loans is a rolling 25-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We have identified two reporting units: our Banking Operations reporting unit and our Residential Mortgage Banking reporting unit. Our reporting units are the same as our operating segments and reportable segments.

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

Application of the impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and the determination of the fair value of each reporting unit. In assessing whether goodwill is impaired, we must make estimates and assumptions regarding future cash flows, long-term growth rates of our business, operating margins, discount rates, weighted average cost of capital, and other factors to determine the fair value of our assets. These estimates and assumptions require management’s judgment, and changes to these estimates and assumptions, as a result of changing economic and competitive conditions, could materially affect the determination of fair value and/or impairment. Future events could cause us to conclude that indicators of impairment exist for goodwill, and may result from, among other things, deterioration in the performance of our business, adverse market conditions, adverse changes in applicable laws and regulations, competition, or the sale or disposition of a reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

As of March 31, 2017, we had goodwill of $2.4 billion. Our goodwill is evaluated for impairment annually as of year-end, or more frequently if conditions exist that indicate that the value may be impaired. During the three months ended March 31, 2017, no triggering events were identified that indicated that the value of goodwill might be impaired. We performed our annual goodwill impairment test as of December 31, 2016 and, based on the results of our qualitative assessments, found no indication of goodwill impairment at that date.

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

Balance Sheet Summary

At March 31, 2017, we recorded total assets of $48.8 billion, a $102.0 million reduction from the balance at December 31, 2016. Loans, net, and securities represented $39.0 billion and $3.7 billion, respectively, of the March 31st balance and were down $334.8 million and $124.7 million, respectively, from the year-end balances.

Deposits and borrowed funds totaled $28.7 billion and $13.2 billion at the close of the first quarter, reflecting reductions of $161.4 million and $459.9 million, respectively, from the year-end balances.

Largely reflecting the capital raised through the aforementioned preferred stock offering, total stockholders’ equity rose $523.4 million from the year-end 2016 balance to $6.6 billion at March 31, 2017.

Loans

Loans, net, fell $334.8 million to $39.0 billion in the three months ended March 31, 2017, representing 79.8% of total assets at that date. Included in the quarter-end balance were covered loans, net, of $1.6 billion, non-covered loans held for investment, net, of $37.2 billion, and non-covered loans held for sale of $216.0 million, as more fully discussed below.

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

Primarily reflecting repayments, covered loans declined $93.2 million in the first three months of this year to $1.6 billion, representing 4.1% of total loans, net, at March 31, 2017. One-to-four family loans represented $1.5 billion of total covered loans at the end of the quarter, while home equity loans and HELOCs represented $67.2 million, combined.

At March 31, 2017, $1.1 billion, or 65.8%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 4.03%. The remainder of the covered loan portfolio at that date consisted of fixed rate loans. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at March 31, 2017:

(in thousands)
California	$272,312
Florida	270,251
Arizona	121,721
Ohio	88,736
Massachusetts	81,077
Michigan	71,278
New York	63,092
Illinois	57,999
Maryland	49,933
Nevada	42,731
New Jersey	41,493
All other states	438,478

Total covered loans	$1,599,101

Non-Covered Loans Held for Investment

Non-covered loans held for investment, net, represented $37.2 billion, or 95.4%, of total loans, net, at the end of the current first quarter, comparable to the balance at December 31st. In addition to a decline in originations, loan growth was tempered by prepayments, and by sales of participations totaling $214.9 million, as compared to $320.1 million in the trailing three-month period. Multi-family and CRE loans accounted for $122.2 million and $92.7 million, respectively, of loans sold during the current first quarter, as compared to $246.4 million and $70.3 million, respectively, of loans sold in the trailing three months.

In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; ADC loans; and other loans, with specialty finance loans and leases and other commercial and industrial (“C&I”) loans comprising the bulk of the “Other loan” portfolio.

At March 31, 2017, loans secured by multi-family, CRE, and ADC properties (as defined in the FDIC’s CRE Guidance) represented 745.7% of the consolidated Banks’ total risk-based capital, within the 850% limit agreed to with our regulators.

The following table presents information about the loans held for investment we originated in the three months ended March 31, 2017, December 31, 2016, and March 31, 2016:

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Mortgage Loans Originated for Investment:
Multi-family	$954,613	$1,154,934	$1,580,787
Commercial real estate	250,342	287,754	81,423
One-to-four family	43,859	55,857	75,207
Acquisition, development, and construction	12,919	26,328	39,145

Total mortgage loans originated for investment	$1,261,733	$1,524,873	$1,776,562

Other Loans Originated for Investment:
Specialty finance	$269,164	$358,811	$197,212
Other commercial and industrial	122,155	140,910	170,359
Other	885	846	910

Total other loans originated for investment	$392,204	$500,567	$368,481

Total loans originated for investment	$1,653,937	$2,025,440	$2,145,043

The sequential and year-over-year declines in multi-family loan production reflected in the preceding table were largely market-driven. With market interest rates rising, fewer borrowers opted to refinance their loans or engage in property transactions; at the same time, we became more selective in our lending activities.

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.”

Multi-family loan originations represented $954.6 million, or 57.7%, of the held-for-investment loans we produced in the current first quarter, reflecting a linked-quarter decrease of $200.3 million and a $626.2 million decrease year-over-year. At March 31, 2017, multi-family loans represented $27.0 billion, or 72.5%, of total non-covered loans held for investment, reflecting a $91.9 million increase from the balance at December 31st. To limit the growth of the portfolio, we sold $122.2 million of multi-family loans through participations in the first three months of this year.

The average multi-family loan had a principal balance of $5.5 million at the end of the current first quarter, which was nominally higher than the balance at December 31, 2016.

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

Our multi-family loans tend to refinance within approximately three years of origination; at March 31, 2017 and December 31, 2016, the weighted average life of the multi-family loan portfolio was 3.3 years and 2.9 years, respectively.

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

At March 31, 2017, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 64.8% of our multi-family loans were secured by buildings in New York City and 5.4% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we originate.

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

Commercial Real Estate Loans

CRE loans represented $7.5 billion, or 20.2%, of total loans held for investment, at the end of the current first quarter, a $191.0 million decrease from the balance at December 31, 2016. The decline was partially due to sales of CRE loan participations totaling $92.7 million, in addition to a sequential decline in the volume of CRE loans prepaid and produced. CRE loans represented $250.3 million, or 15.1%, of loans originated for investment in the current first quarter, reflecting a linked-quarter decrease of $37.4 million and a year-over-year increase of $168.9 million.

At March 31, 2017 and December 31, 2016, the average CRE loan had a principal balance of $5.6 million; the average principal balance was $5.4 million at March 31, 2016.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2017, 71.0% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 11.5%. Other parts of New York State accounted for 2.5% of the properties securing our CRE credits, while all other states accounted for 15.0%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply. Furthermore, our CRE loans tend to refinance within three to four years of origination; the weighted average life of the CRE portfolio was 3.1 years and 3.4 years at March 31, 2017 and December 31, 2016.

The repayment of loans secured by commercial real estate is often dependent on the successful operation and management of the underlying properties. To minimize our credit risk, we originate CRE loans in adherence with conservative underwriting standards, and require that such loans qualify on the basis of the property’s current income stream and DSCR. The approval of a loan also depends on the borrower’s credit history, profitability, and expertise in property management, and generally requires a minimum DSCR of 130% and a maximum LTV of 65%. Furthermore, the origination of CRE loans typically requires a security interest in the fixtures, equipment, and other personal property of the borrower and/or an assignment of the rents and/or leases. In addition, CRE loans may contain an interest-only period which typically does not exceed three years. However, these loans are underwritten on a fully amortizing basis.

One-to-Four Family Loans

Primarily reflecting the production of prime jumbo hybrid loans over the course of the quarter, the balance of one-to-four family loans held for investment rose $35.9 million sequentially to $417.0 million, representing 1.1% of total loans held for investment, at March 31, 2017.

Acquisition, Development, and Construction Loans

The balance of ADC loans rose $1.8 million to $383.0 million sequentially, representing 1.0% of total held-for-investment loans at the current first-quarter end. In the first quarter of 2017, we originated ADC loans of $12.9 million, a $13.4 million decrease from the trailing-quarter volume and a year-over-year decrease of $26.2 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the three months ended March 31, 2017 and 2016, we recovered losses against guarantees of $256,000 and $229,000, respectively.

Other Loans

Other loans rose $10.1 million sequentially to $1.9 billion, representing 5.2% of total loans at March 31st. The increase was largely the net effect of a $14.5 million rise in specialty finance loans and leases to $1.3 billion and a $3.3 million decline in other C&I loans to $629.6 million. Included in the latter amount were New York City taxi medallion loans of $146.7 million, representing 0.39% of total loans held for investment, and an additional $15.3 million of other C&I loans secured by taxi medallions. The remainder of the “other loan” portfolio included non-covered purchased credit-impaired (“PCI”) loans (i.e., loans that were previously covered by FDIC loss sharing agreements), as well as home equity loans, HELOCs, and a nominal amount of consumer loans.

Originations of other loans totaled $392.2 million in the current first quarter, reflecting a $108.4 million decrease from the trailing-quarter volume and a $23.7 million increase from the year-earlier amount. Specialty finance loans and leases represented the bulk of the quarter’s other loan originations, at $269.2 million, reflecting an $89.6 million decrease from the trailing-quarter level and a $72.0 million increase from the year-earlier amount. Other C&I loans represented $122.2 million of the other loans produced in the current first quarter, down $18.8 million and $48.2 million, respectively, from the volumes in the earlier periods.

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

Other Commercial and Industrial Loans

In contrast to the loans produced by our specialty finance subsidiary, the other C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. Such loans are tailored to meet the specific needs of our borrowers and include term loans, revolving lines of credit, and, to a lesser extent, loans that are partly guaranteed by the Small Business Administration. A broad range of other C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of other C&I loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. Other C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.

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

Effective January 27, 2017, and in accordance with the Banks’ credit policies, all loans other than one-to-four family mortgage loans and C&I loans less than or equal to $3.0 million are required to be presented to the Management Credit Committee for approval. All multi-family, CRE, and “other” C&I loans in excess of $5.0 million, and specialty finance loans in excess of $15.0 million, are also required to be presented to the Mortgage Committee or the Credit Committee, as applicable, so that the Committees can review the loans’ associated risks. The Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Banks’ strategic objectives and risk appetites.

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

At March 31, 2017 and December 31, 2016, the largest loan in our portfolio was a loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was $287.5 million at both period-ends.

In view of the heightened regulatory focus on CRE concentration, we monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the FDIC’s CRE Guidance) to our total risk-based capital to ensure that it remains within the 850% limit we have agreed to with our regulators. At March 31, 2017, the consolidated Banks’ CRE concentration ratio was 745.7%.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2017:

	At March 31, 2017
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,404,774	27.39%	$3,929,544	52.16%
Brooklyn	4,102,139	15.17	574,659	7.63
Bronx	3,736,478	13.82	106,745	1.42
Queens	2,194,503	8.12	680,231	9.03
Staten Island	70,608	0.26	53,668	0.71

Total New York City	$17,508,502	64.76%	$5,344,847	70.95%

Long Island	526,967	1.95	868,993	11.53
Other New York State	934,380	3.45	185,765	2.47
All other states	8,067,060	29.84	1,133,775	15.05

Total	$27,036,909	100.00%	$7,533,380	100.00%

At March 31, 2017, the largest concentration of one-to-four family loans held for investment was located in California, with a total of $197.7 million; the largest concentration of ADC loans held for investment was located in New York City, with a total of $284.4 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

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

While the vast majority of the one-to-four family loans held for sale we produce are agency-conforming loans sold to government-sponsored enterprises (“GSEs”), we also have utilized our mortgage banking platform to originate non-conforming (i.e., jumbo) loans for sale to other private mortgage investors, as well as for our own portfolio.

In the three months ended March 31, 2017, we originated loans held for sale of $560.2 million, a $507.2 million decrease from the trailing-quarter volume and a $338.9 million decrease from the volume in the first quarter of 2016. The decline in production was due to the rise in residential mortgage interest rates since last November, which resulted in a lower level of refinancing activity. As a result, the balance of loans held for sale fell $193.2 million sequentially to $216.0 million, representing 0.55% of total loans, net, at March 31, 2017. The impact of the rise in rates was also reflected in the average balance of loans held for sale, which fell to $267.4 million in the current first quarter from $537.8 million and $348.1 million, in the three months ended December 31, 2016 and March 31, 2016, respectively.

Of the one-to-four family loans produced for sale in the current first quarter, 94.2% were agency-conforming and 5.8% were non-conforming loans.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At both March 31, 2017 and 2016, the respective liabilities for estimated possible future losses relating to these representations and warranties were $2.1 million.

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

As of March 31, 2017, 20 repurchased loans with an aggregate principal balance of $4.0 million were outstanding and held for investment. In addition, 14 indemnified loans with an aggregate principal balance of $3.2 million were outstanding and were all performing as of that date.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	For the Three Months Ended March 31,
(in thousands)	2017	2016
Balance, beginning of period	$2,108	$8,008
Repurchase losses, net	(2)	—
Reversal of provision for repurchase losses	—	(5,876)

Balance, end of period	$2,106	$2,132

Outstanding Loan Commitments

At March 31, 2017, we had outstanding loan commitments of $2.4 billion, exceeding the year-end level by $294.4 million. Commitments to originate loans held for investment represented $2.1 billion of the March 31st total, and commitments to originate loans held for sale represented the remaining $281.9 million. At December 31, 2016, the respective commitments were $1.8 billion and $242.5 million.

Multi-family and CRE loans together represented $452.3 million of held-for-investment loan commitments at the end of the first quarter, while one-to-four family, ADC, and other loans represented $45.7 million, $318.3 million, and $1.3 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $826.2 million and commitments to originate other C&I loans of $406.6 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $328.0 million at March 31, 2017, a $3.7 million increase from the volume at December 31st. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets represented $70.4 million, or 0.15%, of total non-covered assets at March 31, 2017, as compared to $68.1 million, or 0.14% of total non-covered assets, at December 31, 2016. The $2.3 million increase was the net effect of a $3.7 million rise in non-performing non-covered loans to $60.1 million, and a $1.3 million reduction in non-covered OREO to $10.3 million. Non-performing non-covered loans represented 0.16% of total non-covered loans at the end of the first quarter, a modest rise from 0.15% at December 31st.

The increase in both non-performing non-covered loans and non-performing non-covered assets was largely attributable to the transition to non-accrual status of $9.2 million of taxi medallion and taxi medallion-related loans. As reflected in the tables featured later in this discussion, the balance of non-accrual non-covered mortgage loans declined $7.6 million to $31.2 million in the current first quarter while the balance of non-accrual non-covered other loans rose $11.2 million sequentially to $29.0 million. Taxi medallion and taxi medallion-related loans accounted for $24.4 million of this total.

In addition, the Company recorded net charge-offs of $5.6 million during the current first quarter, representing a modest 0.01% of average loans. All but $5,000 of the losses incurred involved taxi medallion or taxi medallion-related loans; the Company recorded no losses on its held-for-investment mortgage loans.

The following table sets forth the changes in non-performing non-covered loans over the three months ended March 31, 2017:

(in thousands)
Balance at December 31, 2016	$56,469
New non-accrual	15,604
Recoveries	(3,525)
Loan payoffs, including dispositions and principal pay-downs	(8,314)
Restored to performing status	(90)

Balance at March 31, 2017	$60,144

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances for the three months ended March 31, 2017:

			Change from December 31, 2016 to March 31, 2017
(dollars in thousands)	March 31, 2017	December 31, 2016	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$11,555	$13,558	$(2,003)	(14.77)%
Commercial real estate	3,327	9,297	(5,970)	(64.21)
One-to-four family	10,093	9,679	414	4.28
Acquisition, development, and construction	6,200	6,200	—	—

Total non-accrual non-covered mortgage loans	31,175	38,734	(7,559)	(19.52)
Non-accrual non-covered other loans	28,969	17,735	11,234	63.34

Total non-performing non-covered loans	$60,144	$56,469	$3,675	6.51%

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2017 and December 31, 2016, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2017. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at March 31, 2017 and December 31, 2016:

As of March 31, 2017	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	9	$11,549	5	$3,327
New York Commercial Bank	1	6	—	—

Total for New York Community Bancorp	10	$11,555	5	$3,327

As of December 31, 2016	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	11	$13,298	7	$4,297
New York Commercial Bank	2	260	2	5,000

Total for New York Community Bancorp	13	$13,558	9	$9,297

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

In addition, one-to-four family loans, ADC loans, and other loans represented 1.1%, 1.0%, and 5.2%, respectively, of total non-covered loans held for investment at March 31, 2017, comparable to or consistent with the levels at December 31, 2016. Furthermore, while 2.4% of our one-to-four family loans were non-performing at the end of the current first quarter, 1.6% of our ADC loans and 1.5% of our other loans were non-performing at that date.

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

The following table presents our held for investment loans 30 to 89 days past due by loan type and the changes in the respective balances for the three months ended March 31, 2017:

			Change from December 31, 2016 to March 31, 2017
(dollars in thousands)	March 31, 2017	December 31, 2016	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$8	$28	$(20)	(71.43)%
Commercial real estate	1,202	—	1,202	—
One-to-four family	792	2,844	(2,052)	(72.15)
Acquisition, development and construction	—	—	—	—
Other loans	14,465	7,511	6,954	92.58

Total non-covered loans 30-89 days past due	$16,467	$10,383	$6,084	58.60%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Largely reflecting the nature of our primary lending niche and our conservative underwriting standards, we recorded no losses on our portfolios of multi-family, CRE, one-to-four family, or ADC loans in the first quarter of 2017.

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $1.8 million provision for such losses in the current first quarter, as compared to $5.2 million and $2.7 million, respectively, in the trailing and year-earlier three months. Reflecting the first-quarter provision, and the aforementioned net charge-offs, the allowance for losses on non-covered loans fell to $154.5 million at March 31, 2017 from $158.3 million at December 31, 2016. The March 31st balance represented 0.41% of total non-covered loans and 253.88% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of the end of the current first quarter, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At March 31, 2017, our three largest non-performing loans were a multi-family loan with a balance of $8.0 million, an ADC loan with a balance of $6.2 million, and a CRE loan with a balance of $1.3 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At March 31, 2017, non-accrual TDRs included taxi medallion and taxi medallion-related loans with a combined balance of $8.3 million.

At March 31, 2017, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $21.0 million; loans in connection with which forbearance agreements were reached totaled $2.8 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, CRE loans, one-to-four family loans, and other loans were 100%, 100%, 79%, and 86%, respectively, at March 31, 2017. There were no restructured ADC loans at that date.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the three months ended March 31, 2017:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2016	$3,466	$16,454	$19,920
New TDRs	177	5,256	5,433
Loan payoffs, including dispositions and principal pay-downs	(17)	(1,514)	(1,531)

Balance at March 31, 2017	$3,626	$20,196	$23,822

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2017, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current first quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at March 31, 2017 and December 31, 2016. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Three Months Ended March 31, 2017	At or For the Year Ended December 31, 2016
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$156,524	$145,196
Provision for losses on non-covered loans	1,795	12,036
Charge-offs:
Multi-family	—	—
Commercial real estate	—	—
One-to-four family	—	(170)
Acquisition, development, and construction	—	—
Other loans	(5,830)	(3,413)

Total charge-offs	(5,830)	(3,583)
Recoveries:
Multi-family	—	78
Commercial real estate	15	799
One-to-four family	—	228
Acquisition, development, and construction	100	167
Other loans	88	1,603

Total recoveries	203	2,875

Net charge-offs	(5,627)	(708)

Balance at end of period	$152,692	$156,524

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$11,555	$13,558
Commercial real estate	3,327	9,297
One-to-four family	10,093	9,679
Acquisition, development, and construction	6,200	6,200

Total non-accrual non-covered mortgage loans	$31,175	$38,734
Non-accrual non-covered other loans	28,969	17,735

Total non-performing non-covered loans (1)	$60,144	$56,469
Non-covered other real estate owned (2)	10,259	11,607

Total non-performing non-covered assets	$70,403	$68,076

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.16%	0.15%
Non-performing non-covered assets to total non-covered assets	0.15	0.14
Allowance for losses on non-covered loans to non-performing non-covered loans	253.88	277.19
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.42
Net charge-offs during the period to average loans outstanding during the period (3)	0.01	0.00
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$8	$28
Commercial real estate	1,202	—
One-to-four family	792	2,844
Acquisition, development, and construction	—	—
Other loans	14,465	7,511

Total non-covered loans 30-89 days past due (4)	$16,467	$10,383

(1)	The March 31, 2017 and December 31, 2016 amounts exclude loans 90 days or more past due of $127.5 million and $131.5 million, respectively, that are covered by FDIC loss sharing agreements. The March 31, 2017 and December 31, 2016 amounts also exclude non-covered PCI loans of $863 thousand and $869 thousand, respectively.
(2)	The March 31, 2017 and December 31, 2016 amounts exclude OREO of $17.3 million and $17.0 million, respectively, that is covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The March 31, 2017 and December 31, 2016 amounts exclude loans 30 to 89 days past due of $24.6 million and $22.6 million, respectively, that are covered by FDIC loss sharing agreements. The March 31, 2017 and December 31, 2016 amounts also exclude $4 thousand and $6 thousand, respectively, of non-covered PCI loans.

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

In the three months ended March 31, 2017 and 2016, we recorded FDIC indemnification expense of $4.6 million and $2.3 million, respectively, in “Non-interest income” in connection with the recovery of $5.8 million and $2.9 million from the allowance for losses on covered loans. See the discussion of FDIC indemnification expense that appears under “Non-interest income” later in this report.

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

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the three months ended March 31, 2017 and 2016, we recorded amortization of $15.6 million and $11.4 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC loss sharing agreements. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the three months ended March 31, 2017 and 2016, we received FDIC reimbursements of $2.3 million and $4.2 million, respectively.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at March 31, 2017 and December 31, 2016, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Three Months Ended March 31, 2017	At or For the Year Ended December 31, 2016
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	600	612
One-to-four family	121,103	125,076
Acquisition, development, and construction	—	—
Other	6,627	6,646

Total covered loans and non-covered PCI loans 90 days or more past due	$128,330	$132,334
Covered other real estate owned	17,292	16,990

Total covered assets and non-covered PCI loans	$145,622	$149,324

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$11,555	$13,558
Commercial real estate	3,927	9,909
One-to-four family	131,196	134,755
Acquisition, development, and construction	6,200	6,200
Other non-performing loans	35,596	24,381

Total non-performing loans	$188,474	$188,803
Other real estate owned	27,551	28,598

Total non-performing assets	$216,025	$217,401

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.48%	0.48%
Total non-performing assets to total assets	0.44	0.44
Allowance for loan losses to total non-performing loans	91.45	96.39
Allowance for loan losses to total loans	0.44	0.47
Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	—	—
One-to-four family	22,287	21,112
Acquisition, development, and construction	—	—
Other loans	2,353	1,542

Total covered loans and non-covered PCI loans 30-89 days past due	$24,640	$22,654

Total Loans 30-89 Days Past Due:
Multi-family	$8	$28
Commercial real estate	1,202	—
One-to-four family	23,079	23,956
Acquisition, development, and construction	—	—
Other loans	16,818	9,053

Total loans 30-89 days past due	$41,107	$33,037

Geographical Analysis of Non-Performing Loans (Non-Covered Loans, Covered Loans, and Non-Covered PCI Loans)

The following table presents a geographical analysis of our non-performing loans at March 31, 2017:

	Non-Performing Loans
(in thousands)	Non-Covered Loans (1)	Covered Loans & Non-Covered PCI Loans	Total
New York	$35,086	$13,108	$48,194
New Jersey	17,993	8,964	26,957
Florida	—	21,665	21,665
Maryland	6,200	9,023	15,223
California	219	12,667	12,886
Ohio	—	9,640	9,640
Massachusetts	—	7,506	7,506
Connecticut	—	2,795	2,795
All other states	646	42,962	43,608

Total non-performing loans	$60,144	$128,330	$188,474

(1)	Excludes $863 thousand of non-covered PCI loans.

Securities

Primarily reflecting repayments, securities declined $124.7 million from the year-end 2016 balance to $3.7 billion, representing 7.6% of total assets, at March 31, 2017.

Held-to-maturity securities represented $3.6 billion, or 98.6%, of total securities at the end of the current first quarter, a $70.7 million decrease from the balance at December 31, 2016. The fair value of securities held to maturity represented 103.0% and 102.7% of their respective carrying values at the corresponding dates. At March 31, 2017 and December 31, 2016, mortgage-related securities accounted for $3.1 billion and $3.2 billion, respectively, of securities held to maturity; other securities represented $499.9 million and $500.2 million, respectively, at the corresponding dates.

GSE and U.S. Treasury obligations represented $3.4 billion of held-to-maturity securities at the end of the current first quarter, while capital trust notes, corporate bonds, and municipal obligations represented $65.7 million, $74.3 million, and $71.3 million, respectively. At December 31, 2016, GSE and U.S. Treasury obligations accounted for $3.5 billion of held-to-maturity securities, while capital trust notes, corporate bonds, and municipal obligations represented $65.7 million, $74.2 million, and $71.6 million, respectively. The estimated weighted average life of the held-to-maturity securities portfolio was 5.2 years and 5.4 years at the respective period-ends.

Available-for-sale securities represented the remaining $50.2 million of total securities at the end of the current first quarter, a $54.1 million reduction from the balance at year-end. Other securities accounted for $42.9 million and $97.0 million of the respective totals, while mortgage-related securities accounted for $7.3 million at both dates.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At March 31, 2017 and December 31, 2016, the Community Bank held FHLB-NY stock in the amount of $562.0 million and $574.5 million, and the Commercial Bank held FHLB-NY stock of $15.9 million and $16.4 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Community Bank totaled $8.0 million and $6.3 million, respectively, in the three months ended March 31, 2017 and 2016; dividends from the FHLB-NY to the Commercial Bank totaled $285,000 and $376,000 in the corresponding periods.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income.

Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $6.4 million to $955.4 million in the three months ended March 31, 2017.

FDIC Loss Share Receivable

In connection with our FDIC loss sharing agreements, we recorded FDIC loss share receivables of $221.2 million and $243.7 million, respectively, at March 31, 2017 and December 31, 2016. The respective amounts represent the then-present values of the reimbursements we expected to receive under our FDIC loss sharing agreements at those dates.

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

While goodwill totaled $2.4 billion at both March 31, 2017 and December 31, 2016, the balance of CDI, net, declined from $208,000 to $54,000 as a result of amortization in the first three months of this year.

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

Loan repayments and sales totaled $2.6 billion in the three months ended March 31, 2017, comparable to the level recorded in the year-earlier three months. Cash flows from the repayment and sale of securities totaled $224.1 million and $2.1 billion, respectively, in the corresponding periods, while purchases of securities totaled $97.0 million and $114.6 million, respectively.

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

In the three months ended March 31, 2017, the balance of deposits fell $161.4 million to $28.7 billion, primarily reflecting a $422.7 million decline in NOW and money market accounts to $13.0 billion. The latter decline was largely offset by a $220.9 million rise in non-interest-bearing accounts to $2.9 billion, together with a $55.4 million increase in savings accounts to $5.3 billion.

Certificates of deposit (“CDs”) had little impact on the decrease in total deposits, amounting to $7.6 billion at both March 31, 2017 and December 31, 2016. CDs represented 26.3% of total deposits at the end of the first quarter, and total deposits represented 58.8% of total assets at that date.

Included in the March 31st balance of deposits were institutional deposits of $2.5 billion and municipal deposits of $290.9 million, as compared to $2.8 billion and $637.7 million, respectively, at December 31, 2016. Brokered deposits dropped $30.4 million during this time, to $3.9 billion, as a $35.3 million decline in brokered money market accounts to $2.5 billion combined with a $4.9 million increase in brokered interest-bearing checking accounts to $1.5 billion. We had no brokered CDs at either period-end. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and fed funds purchased) and, to a far lesser extent, junior subordinated debentures. In the three months ended March 31, 2017, the balance of borrowed funds fell $459.9 million to $13.2 billion, representing 27.1% of total assets, at that date.

Wholesale Borrowings

In the three months ended March 31, 2017, wholesale borrowings fell $460.0 million to $12.9 billion, representing 26.3% of total assets at that date.

FHLB-NY advances declined $310.0 million during this time, to $11.4 billion, while the balance of repurchase agreements held steady at $1.5 billion. In addition, while fed funds purchased amounted to $150.0 million at the end of December, there were no fed funds purchased at March 31, 2017.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.0 million at the end of the current first quarter, comparable to the balance at December 31st.

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

In the first three months of 2017, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; and (2) We continued the origination of certain C&I loans that feature floating interest rates.

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

At March 31, 2017, our one-year gap was a negative 25.87%, as compared to a negative 21.37% at December 31, 2016. The 450-basis point change was largely due to an increase in deposits and borrowings maturing or repricing within one year, combined with a decrease in loans maturing or repricing within that time.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2017 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2017 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 20% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 15% and 11% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 58% for the first five years and 42% for years six through ten. NOW accounts were assumed to decay at a rate of 75% for the first five years and 25% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 71% for the first five years and 29% for years six through ten.

Interest Rate Sensitivity Analysis

	At March 31, 2017
	Three	Four to	More Than	More Than	More Than	More
	Months	Twelve	One Year	Three Years	Five Years	Than
(dollars in thousands)	or Less	Months	to Three Years	to Five Years	to 10 Years	10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,391,552	$4,668,263	$12,921,959	$12,263,469	$5,481,066	$359,118	$39,085,427
Mortgage-related securities (2)(3)	30,970	72,860	172,759	642,949	2,183,383	46,575	3,149,496
Other securities and money market investments (2)	699,731	260,253	3,569	10,096	60,033	91,952	1,125,634

Total interest-earning assets	4,122,253	5,001,376	13,098,287	12,916,514	7,724,482	497,645	43,360,557

INTEREST-BEARING LIABILITES:
NOW and money market accounts	7,203,507	427,112	986,327	809,804	3,545,631	—	12,972,381
Savings accounts	1,121,195	807,092	638,762	503,766	2,264,968	—	5,335,783
Certificates of deposit	1,441,944	5,719,521	315,861	70,723	14,158	—	7,562,207
Borrowed funds	1,663,926	3,370,000	7,534,500	500,000	—	145,026	13,213,452

Total interest-bearing liabilities	11,430,572	10,323,725	9,475,450	1,884,293	5,824,757	145,026	39,083,823

Interest rate sensitivity gap per period (4)	$(7,308,319)	$(5,322,349)	$3,622,837	$11,032,221	$1,899,725	$352,619	$4,276,734

Cumulative interest rate sensitivity gap	$(7,308,319)	$(12,630,668)	$(9,007,831)	$2,024,390	$3,924,115	$4,276,734

Cumulative interest rate sensitivity gap as a percentage of total assets	(14.97)%	(25.87)%	(18.45)%	4.15%	8.04%	8.76%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	36.06%	41.94%	71.16%	106.11%	110.08%	110.94%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates will approximate actual future loan and securities prepayments and deposit withdrawal activity.

To validate our prepayment assumptions for our multi-family and CRE loan portfolios, we perform a monthly analysis, during which we review our historical prepayment rates and compare them to our projected prepayment rates. We continually review the actual prepayment rates to ensure that our projections are as accurate as possible, since prepayments on these types of loans are not as closely correlated to changes in interest rates as prepayments on one-to-four family loans tend to be. In addition, we review the call provisions, if any, in our borrowings and investment portfolios and, on a monthly basis, compare the actual calls to our projected calls to ensure that our projections are reasonable.

As of March 31, 2017, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 6.86% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 4.67% per annum.

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

Based on the information and assumptions in effect at March 31, 2017, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(1.57)%
+200	(10.86)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2017, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(3.55)%
+200	(7.81)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the fed funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, NPV, and/or net interest income simulation.

In the event that our NPV and net interest income sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2017, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.70% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.00% increase.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $771.8 million and $537.7 million, respectively, at March 31, 2017 and December 31, 2016. As in the past, our portfolios of loans and securities provided liquidity in the current first quarter, with cash flows from the repayment and sale of loans totaling $2.6 billion and cash flows from the repayment and sale of securities totaling $224.1 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2017, our available borrowing capacity with the FHLB-NY was $7.9 billion. In addition, the Banks had $48.2 million of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At March 31, 2017, the maximum amount the Community Bank could borrow from the FRB-NY was $1.2 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $122.5 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first three months of 2017, the volume of loans originated for investment was $1.7 billion. During this time, the net cash provided by investing activities totaled $267.7 million. Our operating activities provided net cash of $370.1 million in the current first quarter, while the net cash used in our financing activities totaled $211.3 million.

CDs due to mature in one year or less from March 31, 2017 totaled $7.2 billion, representing 94.7% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

In each of the four quarters of 2016, the Company was required under Supervisory Letter SR 09-04 to receive a non-objection from the FRB to pay all dividends; non-objections were received from the FRB in all four quarters of the year. The FRB subsequently advised the Company to continue the exchange of written documentation to obtain their non-objection to the declaration of dividends in 2017. The Company has received all necessary non-objections from the FRB for the dividends declared as of the date of this report.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended March 31, 2017, the Banks paid dividends totaling $85.0 million to the Parent Company, leaving $238.2 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at March 31, 2017 included $151.9 million in cash and cash equivalents and $2.0 million of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At March 31, 2017, we held derivative financial instruments with a notional value of $1.8 billion. (See Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In March 2017, the Company raised $503.1 million, net of underwriting and other issuance expenses, through an offering of depositary shares, each representing a 1/40 interest in a share of preferred stock. Primarily reflecting the capital raised, total stockholders’ equity rose $523.4 million from the December 31st balance to $6.6 billion at March 31, 2017.

Common stockholders’ equity represented 12.58% and 12.52%, respectively, of total assets at the end of March and December, and was equivalent to a book value per common share of $12.57 at both dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At March 31, 2017 and December 31, 2016, we had outstanding common shares of 488,953,712 and 487,056,676, respectively.

Tangible common stockholders’ equity rose $20.4 million sequentially to $3.7 billion, representing 7.99% of tangible assets and a tangible book value per common share of $7.58 at March 31, 2017. At the end of last year, tangible common stockholders’ equity totaled $3.7 billion, representing 7.93% of tangible assets and a tangible book value per common share of $7.57.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At March 31, 2017 and December 31, 2016, we recorded goodwill of $2.4 billion; CDI was $54,000 and $208,000, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which declined $654,000 from the balance at the end of December to $56.1 million at March 31, 2017. The reduction was the result of a $583,000 increase in the net unrealized gain on available-for-sale securities, net of tax, to $1.3 million; a $1.2 million decrease in pension and post-retirement obligations, net of tax, to $49.5 million; and a nominal decline in the net unrealized loss on the non-credit portion of OTTI losses, net of tax, to $5.2 million.

At March 31, 2017, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At March 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,767,920	10.79%	$4,271,036	12.23%	$4,790,395	13.71%	$4,271,036	9.24%
Minimum for capital adequacy purposes	1,571,956	4.50	2,095,941	6.00	2,794,588	8.00	1,848,870	4.00

Excess	$2,195,964	6.29%	$2,175,095	6.23%	$1,995,807	5.71%	$2,422,166	5.24%

Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At March 31, 2017, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 571 basis points and the fully-phased in capital conservation buffer by 321 basis points.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at March 31, 2017:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At March 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,109,227	12.65%	$4,109,227	12.65%	$4,256,244	13.10%	$4,109,227	9.55%
Minimum for capital adequacy purposes	1,462,079	4.50	1,949,438	6.00	2,599,251	8.00	1,720,689	4.00

Excess	$2,647,148	8.15%	$2,159,789	6.65%	$1,656,993	5.10%	$2,388,538	5.55%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At March 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$374,380	14.90%	$374,380	14.90%	$400,546	15.94%	$374,380	10.82%
Minimum for capital adequacy purposes	113,087	4.50	150,782	6.00	201,043	8.00	138,449	4.00

Excess	$261,293	10.40%	$223,598	8.90%	$199,503	7.94%	$235,931	6.82%

As of March 31, 2017, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended March 31, 2017

Net income available to common shareholders (“net income”) totaled $104.0 million in the current first quarter, equivalent to $0.21 per diluted common share. In the trailing and year-earlier quarters, net income totaled $113.7 million and $129.9 million, and was equivalent to $0.23 and $0.27 per diluted common share, respectively. The sequential and year-over-year declines in net income were primarily due to a decrease in net interest income, as further discussed below.

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

The cost of our deposits and short-term borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target fed funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. Since the fourth quarter of 2008, when the target fed funds rate was lowered to a range of 0% to 0.25%, the rate has been raised three times: on December 17, 2015, to a range of 0.25% to 0.50%; on December 14, 2016, to a range of 0.50% to 0.75%; and, most recently, on March 15, 2017, to a range of 0.75% to 1.00%.

While the target fed funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the first quarter of 2017, the average five-year CMT was 1.95%, as compared to 1.61% and 1.37%, respectively, in the trailing and year-earlier quarters. The average ten-year CMT was 2.45% in the current first quarter, as compared to 2.14% and 1.91%, respectively, in the prior periods.

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

The Company recorded net interest income of $294.9 million in the current first quarter, a $20.6 million decrease from the trailing-quarter level and a $32.9 million decrease from the year-earlier amount.

Linked-Quarter Comparison

The sequential decline in net interest income was attributable to a variety of factors, including an increase in our cost of funds, as short-term interest rates rose in the quarter; a decline in the yield on our interest-earning assets as a rise in market interest rates reduced loan demand and the level of prepayment income; and a resultant decline in the size of our average balance sheet. Details of the linked-quarter decline in net interest income follow:

•	Interest income fell $16.2 million sequentially to $399.1 million in the current first quarter as a $14.5 million decline in the interest income from loans to $358.4 million combined with a $1.7 million decline in the interest income from securities to $40.7 million. Prepayment income contributed $12.1 million to interest income in the current first quarter, reflecting a linked-quarter reduction of $9.9 million.

•	The decline in the interest income from loans was driven by a $597.2 million decrease in the average balance to $39.1 billion and a nine-basis point decline in the average yield to 3.67%. While the decline in the average balance was largely market-driven, the decrease in the average yield was primarily a function of the drop in prepayment income. Prepayment income contributed $9.6 million to the interest income on loans in the current first quarter, reflecting a sequential decline of $8.7 million, and contributed 10 basis points to the average yield on loans, an eight-basis point decline.

•	While the average yield on securities rose two basis points linked quarter, the benefit was exceeded by the impact of a $166.3 million decline in the average balance of such assets to $4.3 billion. The increase in the average yield was indicative of the rise in market interest rates during the quarter, while the decline in the average balance was largely due to repayments, as well as management’s current focus on restraining asset growth. Furthermore, prepayment income contributed $2.5 million to the interest income on securities in the current first quarter, a sequential decrease of $1.3 million, and contributed 24 basis points to the average yield, a 10-basis point decline.

•	As a result, the average balance of interest-earning assets fell $763.5 million sequentially to $43.4 billion and the average yield on such assets fell eight basis points to 3.68%.

•	Interest expense rose $4.4 million sequentially to $104.2 million, as a $3.5 million increase in the interest expense on interest-bearing deposits combined with a more modest increase in the interest expense on borrowed funds.

•	Specifically, the interest expense on interest-bearing deposits rose to $48.7 million, as the average balance of such funds rose $87.7 million to $26.2 billion and the average cost rose six basis points to 0.75%. In addition, the interest expense on borrowed funds rose to $55.6 million as the benefit of a $592.9 million decline in the average balance to $13.4 billion was exceeded by the impact of a 12-basis point increase in the average cost to 1.68%.

•	As a result, the average balance of interest-bearing liabilities fell $505.3 million sequentially to $39.5 billion in the current first quarter and the average cost of funds rose eight basis points to 1.07%.

Year-Over-Year Comparison

The following factors contributed to the year-over-year reduction in net interest income:

•	Interest income fell $24.7 million year-over-year as a $22.4 million decline in the interest income from securities combined with a $2.3 million decline in the interest income from loans. Prepayment income contributed $23.7 million to interest income in the first quarter of 2016, exceeding the current first-quarter amount by $11.6 million.

•	The year-over-year reduction in the interest income from securities was driven by a $1.8 billion decline in the average balance and a 32-basis point drop in the average yield. While the decline in the average balance reflects a high volume of securities calls and repayments, the decline in the average yield reflects a 58-basis point reduction in the contribution of prepayment income from 82 basis points in the first quarter of 2016.

•	The decline in the interest income from loans was the net effect of a $631.4 million rise in the average balance and an eight-basis point decline in the average yield. In the first three months of 2016, prepayment income contributed $11.0 million to the interest income from loans and 11 basis points to the average yield on such assets, exceeding the current first-quarter amounts by $1.5 million and one basis point, respectively.

•	As a result, the average balance of interest-earning assets was $1.2 billion lower than the year-earlier level and the average yield was 12 basis points less.

•	Interest expense rose $8.3 million year-over-year as the interest expense on deposits rose $7.9 million and the interest expense on borrowed funds rose a far more modest amount.

•	The year-over-year increase in the interest expense on deposits reflects an $87.3 million rise in the average balance, together with a 12-basis point rise in the average cost of such funds. The modest rise in the interest income on borrowed funds was the net effect of a $1.7 billion decline in the average balance and a 21-basis point rise in the average cost.

•	As a result, the average balance of interest-bearing liabilities fell $1.6 billion and the average cost of funds fell 13 basis points year-over-year.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.71%, the margin was 15 basis points narrower than the trailing-quarter measure and 23 basis points narrower than the margin recorded in the first quarter of last year. The respective reductions were due, in part, to a decline in prepayment income from the levels recorded in the trailing and year-earlier quarters, as reflected in the following table:

(dollars in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
Total interest income	$399,119		$415,348		$423,810
Prepayment income:
From loans	$9,566		$18,243		$11,034
From securities	2,548		3,814		12,696

Total prepayment income	$12,114		$22,057		$23,730

Net interest margin (including the contribution of prepayment income)	2.71%		2.86%		2.94%
Less:
Contribution of prepayment income to net interest margin:
From loans	9	bps	17	bps	10	bps
From securities	2		3		12

Total contribution of prepayment income to net interest margin	11	bps	20	bps	22	bps

Adjusted net interest margin (i.e., excluding the contribution of prepayment income) (1)	2.60%		2.66%		2.72%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure, as more fully discussed below.

While our net interest margin, including the contribution of prepayment income, is recorded in accordance with GAAP, adjusted net interest margin, which excludes the contribution of prepayment income, is not. Nevertheless, management uses this non-GAAP measure in its analysis of our performance, and believes that this non-GAAP measure should be disclosed in this report and other investor communications for the following reasons:

1.	Adjusted net interest margin gives investors a better understanding of the effect of prepayment income on our net interest margin. Prepayment income in any given period depends on the volume of loans that refinance or prepay, or securities that prepay, during that period. Such activity is largely dependent on external factors such as current market conditions, including real estate values, and the perceived or actual direction of market interest rates.

2.	Adjusted net interest margin is among the measures considered by current and prospective investors, both independent of, and in comparison with, our peers.

Adjusted net interest margin should not be considered in isolation or as a substitute for net interest margin, which is calculated in accordance with GAAP. Moreover, the manner in which we calculate this non-GAAP measure may differ from that of other companies reporting a non-GAAP measure with a similar name.

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

Net Interest Income Analysis

	For the Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,069,323	$358,402	3.67%	$39,666,550	$372,883	3.76%	$38,437,915	$360,723	3.75%
Securities and money market investments (2)(3)	4,349,028	40,717	3.77	4,515,294	42,465	3.75	6,176,122	63,087	4.09

Total interest-earning assets	43,418,351	399,119	3.68	44,181,844	415,348	3.76	44,614,037	423,810	3.80
Non-interest-earning assets	5,317,958			5,206,669			5,337,910

Total assets	$48,736,309			$49,388,513			$49,951,947

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,213,490	$19,709	0.60%	$13,242,362	$16,395	0.49%	$13,285,335	$14,619	0.44%
Savings accounts	5,250,724	6,810	0.53	5,327,346	6,981	0.52	6,863,220	10,208	0.60
Certificates of deposit	7,687,089	22,131	1.17	7,493,925	21,746	1.15	5,915,482	15,890	1.08

Total interest-bearing deposits	26,151,303	48,650	0.75	26,063,633	45,122	0.69	26,064,037	40,717	0.63
Borrowed funds	13,395,369	55,552	1.68	13,988,313	54,706	1.56	15,063,985	55,227	1.47

Total interest-bearing liabilities	39,546,672	104,202	1.07	40,051,946	99,828	0.99	41,128,022	95,944	0.94
Non-interest-bearing deposits	2,735,560			2,990,053			2,647,331
Other liabilities	218,726			222,964			203,213

Total liabilities	42,500,958			43,264,963			43,978,566
Stockholders’ equity	6,235,351			6,123,550			5,973,381

Total liabilities and stockholders’ equity	$48,736,309			$49,388,513			$49,951,947

Net interest income /interest rate spread		$294,917	2.61%		$315,520	2.77%		$327,866	2.86%

Net interest margin			2.71%			2.86%			2.94%

Ratio of interest-earning assets to interest-bearing liabilities			1.10x			1.10x			1.08x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for (Recovery of) Loan Losses

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded a $1.8 million provision for non-covered loan losses in the current first quarter, as compared to $5.2 million and $2.7 million in the three months ended December 31, 2016 and March 31, 2016, respectively.

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

Reflecting our expectations, we recovered $5.8 million, $1.7 million, and $2.9 million from the allowance for covered loan losses in the three months ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Because our FDIC loss sharing agreements call for the FDIC to share in any recoveries of covered loan losses—and for the FDIC to reimburse us for a portion of our losses on covered loans—we record FDIC indemnification expense (income) in “Non-interest income” in the same period that a recovery from (provision for) the allowance for covered loan losses is recorded. The recoveries recorded in the aforementioned quarters were largely offset by FDIC indemnification expense of $4.6 million, $1.3 million, and $2.3 million, which was recorded in “Non-interest income” in the respective periods.

For additional information about our provisions for and recoveries of loan losses, see the discussion of the allowances for loan losses under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

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

Non-interest income totaled $32.2 million in the current first quarter, $202,000 lower than the trailing-quarter level and $3.1 million lower than the year-earlier amount.

The modest linked-quarter decline was driven by reductions in various revenue sources, including a $1.5 million decrease in BOLI income to $6.3 million, and more modest reductions in fee income and net securities gains to $7.9 million and $2.0 million, respectively. In addition, sales of loans generated a first-quarter loss of $266,000 in contrast to a $688,000 gain in the trailing quarter, and FDIC indemnification expense rose $3.3 million sequentially. The combined impact of these factors was largely offset by a $6.5 million increase in mortgage banking income to $9.8 million in the three months ended March 31, 2017.

The year-over-year decline in non-interest income reflects a similar combination of factors, including a $3.0 million reduction in BOLI income, a $2.3 million increase in FDIC indemnification expense, and the $6.0 million difference between the current first-quarter loss on loan sales and the year-earlier first-quarter gain. These reductions were somewhat offset by a $5.6 million increase in mortgage banking income and a $1.8 million increase in net securities gains.

The following table summarizes our mortgage banking income for the periods indicated:

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Mortgage Banking Income:
Income from originations	$4,975	$6,901	$13,613
Servicing income (loss)	4,789	(3,640)	(9,475)

Total mortgage banking income	$9,764	$3,261	$4,138

As reflected in the preceding table, the year-over-year increase in mortgage banking income was largely driven by the $14.3 million difference between the servicing income recorded in the current first quarter and the year-earlier servicing loss. The loss was primarily due to a change in modeling assumptions used by the Company’s mortgage banking operation for the valuation of MSRs. In contrast, the higher level of income from originations recorded in the year-earlier first quarter was attributable to the higher volume of loans sold, as well as higher sales margins, and to the reversal of $5.9 million from the representation and warranty reserve on one-to-four family loans held for sale during that time.

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

The following table summarizes our non-interest income in the three months ended March 31, 2017, December 31, 2016, and March 31, 2016:

Non-Interest Income Analysis

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Mortgage banking income	$9,764	$3,261	$4,138
Fee income	7,860	8,185	7,923
BOLI income	6,337	7,807	9,336
Net (loss) gain on sales of loans	(266)	688	5,775
Net gain on sales of securities	1,979	2,934	163
FDIC indemnification expense	(4,636)	(1,327)	(2,318)
Other income:
Peter B. Cannell & Co., Inc.	5,533	5,436	5,880
Third-party investment product sales	3,169	2,835	2,897
Other	2,432	2,555	1,443

Total other income	11,134	10,826	10,220

Total non-interest income	$32,172	$32,374	$35,237

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which consist of compensation and benefits expense, occupancy and equipment expense, and general and administrative (“G&A”) expense, and the amortization of the CDI stemming from certain merger transactions.

In the three months ended March 31, 2017, non-interest expense totaled $166.9 million, a $3.7 million decrease from the trailing-quarter level and an $8.5 million increase from the level recorded in the first quarter of 2016. In the three months ended December 31, 2016 and March 31, 2016, non-interest expense included merger-related expenses of $6.0 million and $1.2 million; no comparable expenses were recorded in the first quarter of 2017.

CDI amortization accounted for $154,000 of non-interest expense in the current first quarter, as compared to $397,000 and $846,000 in the trailing and year-earlier quarters, respectively.

In contrast, operating expenses totaled $166.8 million in the current first quarter, as compared to $164.2 million and $156.4 million, respectively, in the prior periods. The linked-quarter increase was largely driven by a $5.3 million rise in compensation and benefits expense to $95.6 million, and tempered by a $3.1 million decline in G&A expense to $46.2 million. The rise in compensation and benefits expense was due to a combination of factors, including the payment of payroll taxes, the addition of senior-level staff in certain back-office departments, normal salary increases, and certain incentive compensation awards. The decline in G&A expense was largely due to a reduction in advertising expenses, together with a decrease in legal fees. Occupancy and equipment expense rose modestly from the trailing-quarter level, totaling $25.1 million in the first three months of 2017.

The year-over-year rise in operating expenses was substantially greater, as a $6.3 million increase in compensation and benefits expense was coupled with a $4.9 million increase in G&A expense. While the year-over-year rise in compensation and benefits expense was generally attributable to the same factors as the linked-quarter increase, the year-over-year rise in G&A expense was largely attributable to higher FDIC insurance premiums and professional fees. The impact of these increases on the Company’s operating expenses was modestly tempered by a $756,000 decrease in occupancy and equipment expense.

Income Tax Expense

Income tax expense totaled $60.2 million in the current first quarter, modestly higher than the trailing-quarter level and $14.7 million lower than the year-earlier first-quarter amount.

While pre-tax income fell $9.6 million sequentially, to $164.2 million, the effective tax rate rose to 36.67% in the current first quarter from 34.55% in the trailing three-month period. The low level of the effective tax rate in the trailing quarter reflects the deductibility of certain merger-related expenses following the termination of the merger agreement with Astoria Financial Corporation in December 2016.

In the first quarter of 2016, pre-tax income was $40.7 million higher than the current first-quarter level, and the effective tax rate was modestly lower at 36.58%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 83-87 of our 2016 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Asset and Liability Management and the Management of Interest Rate Risk” earlier in this quarterly report.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as such factors could materially affect the Company’s business, financial condition, or future results of operations. There have been no material changes to the risk factors disclosed in the Company’s 2016 Annual Report on Form 10-K.

The risks described in the 2016 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

During the three months ended March 31, 2017, the Company allocated $10.1 million toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
First Quarter 2017	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	582,299	$15.76	$9,177
February 1 – February 28	280	14.94	4
March 1 – March 31	66,214	14.36	951

Total shares repurchased	648,793	15.62	$10,132

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at March 31, 2017. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (4)

3.5	Amended and Restated Bylaws of the Registrant, as of December 20, 2016 (5)

4.1	Specimen Stock Certificate (6)

4.2	Form of certificate representing the Series A Preferred Stock (7)

4.3	Form of depositary receipt representing the Depositary Shares (8)

4.4	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (9)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

11.0	Computation of Earnings per Common Share (See Note 2 to the Consolidated Financial Statements.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278), as filed with the Securities and Exchange Commission on May 11, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565), as filed with the Securities and Exchange Commission on March 15, 2004.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K (File No. 001-31565) for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017.
(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. No. 33-66852), as filed with the Securities and Exchange Commission on July 30, 1993.
(7)	Incorporated by reference to Exhibit A to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(8)	Incorporated by reference to Exhibit B to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(9)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2017	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 10, 2017	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer