Form 10-Q
period 2017-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2017-08-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

489,072,101
Number of shares of common stock outstanding at August 2, 2017

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2017

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets:
Cash and cash equivalents	$1,129,846	$557,850
Securities:
Available-for-sale ($899,420 pledged at June 30, 2017)	3,171,117	104,281
Held-to-maturity ($1,930,533 pledged and fair value of $3,813,959 at December 31, 2016)	—	3,712,776

Total securities	3,171,117	3,817,057

Loans held for sale (includes $1,480,733 of covered loans)	1,803,724	409,152
Non-covered loans held for investment, net of deferred loan fees and costs	37,251,039	37,382,722
Less: Allowance for losses on non-covered loans	(154,683)	(158,290)

Non-covered loans held for investment, net	37,096,356	37,224,432
Covered loans	—	1,698,133
Less: Allowance for losses on covered loans	—	(23,701)

Covered loans, net	—	1,674,432

Total loans, net	38,900,080	39,308,016
Federal Home Loan Bank stock, at cost	589,067	590,934
Premises and equipment, net	380,322	373,675
FDIC loss share receivable	187,973	243,686
Goodwill	2,436,131	2,436,131
Core deposit intangibles	24	208
Bank-owned life insurance	960,706	949,026
Other assets held for sale (includes $16,801 of other real estate owned covered by Loss Share Agreements)	237,512	—
Other assets (includes $16,990 of other real estate owned covered by Loss Share Agreements at December 31, 2016)	354,880	649,972

Total assets	$48,347,658	$48,926,555

Liabilities and Stockholders’ Equity:
Deposits:
NOW and money market accounts	$12,813,876	$13,395,080
Savings accounts	5,136,373	5,280,374
Certificates of deposit	8,230,853	7,577,170
Non-interest-bearing accounts	2,712,463	2,635,279

Total deposits	28,893,565	28,887,903

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,554,500	11,664,500
Repurchase agreements	450,000	1,500,000
Federal funds purchased	—	150,000

Total wholesale borrowings	12,004,500	13,314,500
Junior subordinated debentures	359,026	358,879

Total borrowed funds	12,363,526	13,673,379
Other liabilities	355,789	241,282

Total liabilities	41,612,880	42,802,564

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	—
Common stock at par $0.01 (900,000,000 shares authorized; 489,060,712 and 487,067,889 shares issued; and 489,023,298 and 487,056,676 shares outstanding, respectively)	4,891	4,871
Paid-in capital in excess of par	6,055,441	6,047,558
Retained earnings	173,409	128,435
Treasury stock, at cost (37,414 and 11,213 shares, respectively)	(502)	(160)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of $37,238 and $534, respectively	52,202	(753)
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,338 and $3,351, respectively	(5,221)	(5,241)
Net unrealized loss on pension and post-retirement obligations, net of tax of $32,614 and $34,355, respectively	(48,282)	(50,719)

Total accumulated other comprehensive loss, net of tax	(1,301)	(56,713)

Total stockholders’ equity	6,734,778	6,123,991

Total liabilities and stockholders’ equity	$48,347,658	$48,926,555

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income:
Mortgage and other loans	$361,330	$370,482	$719,732	$731,205
Securities and money market investments	37,745	49,133	78,462	112,220

Total interest income	399,075	419,615	798,194	843,425

Interest Expense:
NOW and money market accounts	24,084	15,286	43,793	29,905
Savings accounts	7,150	7,354	13,960	17,562
Certificates of deposit	24,006	18,738	46,137	34,628
Borrowed funds	56,066	52,664	111,618	107,891

Total interest expense	111,306	94,042	215,508	189,986

Net interest income	287,769	325,573	582,686	653,439
Provision for losses on non-covered loans	11,645	2,744	13,432	5,465
Recovery of losses on covered loans	(17,906)	(1,849)	(23,701)	(4,746)

Net interest income after provisions for (recovery of) loan losses	294,030	324,678	592,955	652,720

Non-Interest Income:
Mortgage banking income	8,196	6,957	17,960	11,095
Fee income	8,151	7,917	16,011	15,840
Bank-owned life insurance	6,519	6,843	12,856	16,179
Net gain on sales of loans	1,397	5,878	1,131	11,653
Net gain on sales of securities	26,936	13	28,915	176
FDIC indemnification expense	(14,325)	(1,479)	(18,961)	(3,797)
Other	13,563	11,237	24,697	21,457

Total non-interest income	50,437	37,366	82,609	72,603

Non-Interest Expense:
Operating expenses:
Compensation and benefits	92,860	85,847	188,414	175,151
Occupancy and equipment	23,403	23,675	48,462	49,490
General and administrative	47,472	49,533	93,648	90,803

Total operating expenses	163,735	159,055	330,524	315,444
Amortization of core deposit intangibles	30	606	184	1,452
Merger-related expenses	—	1,250	—	2,463

Total non-interest expense	163,765	160,911	330,708	319,359

Income before income taxes	180,702	201,133	344,856	405,964
Income tax expense	65,447	74,673	125,644	149,595

Net income	115,255	126,460	219,212	256,369
Preferred stock dividends	8,207	—	8,207	—

Net income available to common shareholders	$107,048	$126,460	$211,005	$256,369

Basic earnings per common share	$0.22	$0.26	$0.43	$0.52

Diluted earnings per share	$0.22	$0.26	$0.43	$0.52

Net income	$115,255	$126,460	$219,212	$256,369
Other comprehensive income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $38,189; $836; $38,542; and $1,582, respectively	53,538	1,180	54,033	2,242
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $0; $12; $13; and $24, respectively	1	19	20	38
Change in pension and post-retirement obligations, net of tax of $869; $946; $1,741 and $1,891, respectively	1,219	1,335	2,437	2,671
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $770	—	—	(1,078)	—

Total other comprehensive income, net of tax	54,758	2,534	55,412	4,951

Total comprehensive income, net of tax	$170,013	$128,994	$274,624	$261,320

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Six Months Ended June 30, 2017
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$—
Issuance of preferred stock (515,000 shares)	502,840

Balance at end of period	502,840

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,871
Shares issued for restricted stock awards (1,992,823 shares)	20

Balance at end of period	4,891

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,047,558
Shares issued for restricted stock awards, net of forfeitures	(10,312)
Compensation expense related to restricted stock awards	18,195

Balance at end of period	6,055,441

Retained Earnings:
Balance at beginning of year	128,435
Net income	219,212
Dividends paid on common stock ($0.34 per share)	(166,031)
Dividends paid on preferred stock ($15.94 per share)	(8,207)

Balance at end of period	173,409

Treasury Stock:
Balance at beginning of year	(160)
Purchase of common stock (686,207 shares)	(10,634)
Shares issued for restricted stock awards (660,006 shares)	10,292

Balance at end of period	(502)

Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year	(56,713)
Other comprehensive income, net of tax	55,412

Balance at end of period	(1,301)

Total stockholders’ equity	$6,734,778

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$219,212	$256,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(10,269)	719
Depreciation and amortization	16,001	16,325
Amortization of discounts and premiums, net	(2,130)	(15,983)
Amortization of core deposit intangibles	184	1,452
Net gain on sales of securities	(28,915)	(176)
Net gain on sales of loans	(10,501)	(35,460)
Stock-based compensation	18,195	16,367
Deferred tax expense	27,766	20,250
Changes in operating assets and liabilities:
Decrease in other assets	101,612	297,480
Increase (decrease) in other liabilities	51,393	(21,206)
Origination of loans held for sale	(1,122,084)	(2,176,235)
Proceeds from sales of loans originated for sale	1,275,991	1,927,800

Net cash provided by operating activities	536,455	287,702

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	175,375	2,176,943
Proceeds from repayment of securities available for sale	2,614	49,959
Proceeds from sales of securities held to maturity	547,925	—
Proceeds from sales of securities available for sale	139,009	112,676
Purchases of securities held to maturity	(13,030)	(10,086)
Purchase of securities available for sale	(84,000)	(112,500)
Redemption of Federal Home Loan Bank stock	65,161	337,180
Purchase of Federal Home Loan Bank stock	(63,294)	(260,044)
Proceeds from sales of loans	364,164	1,037,760
Other changes in loans, net	(89,365)	(1,864,187)
Purchase of premises and equipment, net	(22,648)	(60,939)

Net cash provided by investing activities	1,021,911	1,406,762

Cash Flows from Financing Activities:
Net increase in deposits	5,662	456,234
Net decrease in short-term borrowed funds	(460,000)	(2,021,400)
(Repayments of) proceeds from long-term borrowed funds	(850,000)	181,000
Net proceeds from issuance of preferred stock	502,840	—
Cash dividends paid on common stock	(166,031)	(165,347)
Cash dividends paid on preferred stock	(8,207)	—
Payments relating to treasury shares received for restricted stock award tax payments	(10,634)	(8,336)

Net cash used in financing activities	(986,370)	(1,557,849)

Net increase in cash and cash equivalents	571,996	136,615
Cash and cash equivalents at beginning of period	557,850	537,674

Cash and cash equivalents at end of period	$1,129,846	$674,289

Supplemental information:
Cash paid for interest	$214,315	$185,450
Cash paid for income taxes	67,651	125,209
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$9,558	$15,233
Transfer of loans from held for investment to held for sale	1,843,765	1,026,107
Shares issued for restricted stock awards	10,312	8,709
Securities transferred from held to maturity to available for sale	3,040,305	—

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

When necessary, certain reclassifications are made to prior-year amounts to conform to the current-year presentation. In the Consolidated Statements of Cash Flows for the six months ended June 30, 2016, Federal Home Loan Bank (“FHLB”) stock is presented on a gross basis to conform to the presentation for the six months ended June 30, 2017.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income available to common shareholders	$107,048	$126,460	$211,005	$256,369
Less: Dividends paid on and earnings allocated to participating securities	(873)	(983)	(1,693)	(1,962)

Earnings applicable to common stock	$106,175	$125,477	$209,312	$254,407

Weighted average common shares outstanding	487,282,404	485,303,073	486,899,209	484,954,235

Basic earnings per common share	$0.22	$0.26	$0.43	$0.52

Earnings applicable to common stock	$106,175	$125,477	$209,312	$254,407

Weighted average common shares outstanding	487,282,404	485,303,073	486,899,209	484,954,235
Potential dilutive common shares (1)	—	—	—	—

Total shares for diluted earnings per share computation	487,282,404	485,303,073	486,899,209	484,954,235

Diluted earnings per common share and common share equivalents	$0.22	$0.26	$0.43	$0.52

(1)	At June 30, 2017 and 2016, there were no stock options outstanding.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Six Months Ended June 30, 2017
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income
Unrealized gains on available-for-sale securities	$1,848	Net gain on sales of securities
	(770)	Income tax expense

	$1,078	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$124	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(4,242)	Included in the computation of net periodic (credit) expense (2)

	(4,118)	Total before tax
	1,716	Tax benefit

	$(2,402)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(1,324)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at the dates indicated:

	June 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$1,941,943	$61,714	$1,014	$2,002,643
GSE CMOs (2)	598,229	23,376	—	621,605

Total mortgage-related securities	$2,540,172	$85,090	$1,014	$2,624,248

Other Securities:
U. S. Treasury obligations	$200,021	$—	$29	$199,992
GSE debentures	88,315	2,919	—	91,234
Corporate bonds	74,456	11,664	—	86,120
Municipal bonds	71,339	113	939	70,513
Capital trust notes	75,206	2,538	11,319	66,425
Preferred stock	15,293	142	—	15,435
Mutual funds and common stock (3)	16,874	471	195	17,150

Total other securities	$541,504	$17,847	$12,482	$546,869

Total securities available for sale (4)	$3,081,676	$102,937	$13,496	$3,171,117

(1)	Government-sponsored enterprise.
(2)	Collateralized mortgage obligations.
(3)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.
(4)	The amortized cost includes the non-credit portion of OTTI recorded in accumulated other comprehensive loss (“AOCL”). At June 30, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$7,786	$—	$460	$7,326

Other Securities:
Municipal bonds	$583	$48	$—	$631
Capital trust notes	9,458	2	2,217	7,243
Preferred stock	70,866	1,446	328	71,984
Mutual funds and common stock	16,874	484	261	17,097

Total other securities	$97,781	$1,980	$2,806	$96,955

Total securities available for sale	$105,567	$1,980	$3,266	$104,281

The following table summarizes the Company’s portfolio of securities held to maturity at December 31, 2016:

(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,193,489	$2,193,489	$64,431	$2,399	$2,255,521
GSE CMOs	1,019,074	1,019,074	36,895	57	1,055,912

Total mortgage-related securities	$3,212,563	$3,212,563	$101,326	$2,456	$3,311,433

Other Securities:
U. S. Treasury obligations	$200,293	$200,293	$—	$73	$200,220
GSE debentures	88,457	88,457	3,836	—	92,293
Corporate bonds	74,217	74,217	9,549	—	83,766
Municipal bonds	71,554	71,554	—	1,789	69,765
Capital trust notes	74,284	65,692	2,662	11,872	56,482

Total other securities	$508,805	$500,213	$16,047	$13,734	$502,526

Total securities held to maturity (1)	$3,721,368	$3,712,776	$117,373	$16,190	$3,813,959

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2016, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

At June 30, 2017 and December 31, 2016, respectively, the Company had $589.1 million and $590.9 million of FHLB-NY stock, at cost. The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Gross proceeds	$139,009	$112,676
Gross realized gains	1,986	176

In addition, during the six months ended June 30, 2017, the Company sought to take advantage of favorable bond market conditions and sold held-to-maturity securities with an amortized cost of $521.0 million resulting in gross proceeds of $547.9 million including a gross realized gain of $26.9 million. Accordingly, the Company transferred the remaining $3.0 billion of held-to-maturity securities to available-for-sale with a net unrealized gain of $82.8 million classified in other comprehensive loss in the Consolidated Statements of Condition. Having our securities portfolio classified as available-for-sale improves the Company’s interest rate risk sensitivity and liquidity measures and provides the Company with more options in meeting the expected future Liquidity Coverage Ratio (“LCR”) requirements.

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

(in thousands)		For the Six Months Ended June 30, 2017
Beginning credit loss amount as of December 31, 2016		$197,552
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	—
	Amount previously recognized in AOCL	—
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increase in cash flows on debt securities	99

Ending credit loss amount as of June 30, 2017		$197,453

The following table summarizes, by contractual maturity, the carrying amounts of available-for-sale securities at June 30, 2017:

(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Available-for-Sale Securities: (3)
Due within one year	$—	—%	$259,463	1.42%	$149	6.47%	$—	—%	$260,589
Due from one to five years	879,036	3.34	6,950	3.84	437	6.59	48,254	3.46	972,669
Due from five to ten years	1,458,818	3.15	21,923	3.52	—	—	26,202	9.06	1,562,656
Due after ten years	202,318	3.07	—	—	70,753	2.88	75,206	4.80	342,619

Total securities available for sale	$2,540,172	3.21%	$288,336	1.64%	$71,339	2.91%	$149,662	5.11%	$3,138,533

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents held-to-maturity and available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2017:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Available-for-Sale Securities:
GSE certificates	$219,080	$1,014	$—	$—	$219,080	$1,014
U. S. Treasury obligations	199,992	29	—	—	199,992	29
Municipal bonds	52,876	939	—	—	52,876	939
Capital trust notes	—	—	32,396	11,319	32,396	11,319
Equity securities	11,611	195	—	—	11,611	195

Total temporarily impaired available-for-sale securities	$483,559	$2,177	$32,396	$11,319	$515,955	$13,496

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

At June 30, 2017, the Company had unrealized losses on certain GSE mortgage-related securities, U.S. Treasury obligations, municipal bonds, capital trust notes, and equity securities. The unrealized losses on the Company’s GSE mortgage-related securities, U.S. Treasury obligations, municipal bonds, and capital trust notes at June 30, 2017 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at June 30, 2017 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other-than-temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2017 and December 31, 2016 consisted of five capital trust notes. At June 30, 2017, the fair value of securities having a continuous loss position for twelve months or more was 25.9% below the collective amortized cost of $43.7 million. At December 31, 2016, the fair value of such securities was 32.2% below the collective amortized cost of $43.7 million. At June 30, 2017 and December 31, 2016, the combined market value of the respective securities represented unrealized losses of $11.3 million and $14.1 million, respectively.

Note 5: Loans

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
(dollars in thousands)
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$26,859,208	72.15%	$26,945,052	72.13%
Commercial real estate	7,540,633	20.26	7,724,362	20.68
One-to-four family	412,945	1.11	381,081	1.02
Acquisition, development, and construction	373,041	1.00	381,194	1.02

Total mortgage loans held for investment	$35,185,827	94.52	$35,431,689	94.85

Other Loans:
Commercial and industrial	1,485,487	3.99	1,341,216	3.59
Lease financing, net of unearned income of $56,205 and $60,278, respectively	544,995	1.47	559,229	1.50

Total commercial and industrial loans (1)	2,030,482	5.46	1,900,445	5.09
Purchased credit-impaired loans	5,406	0.01	5,762	0.01
Other	4,129	0.01	18,305	0.05

Total other loans held for investment	2,040,017	5.48	1,924,512	5.15

Total non-covered loans held for investment	$37,225,844	100.00%	$37,356,201	100.00%

Net deferred loan origination costs	25,195		26,521
Allowance for losses on non-covered loans	(154,683)		(158,290)

Non-covered loans held for investment, net	$37,096,356		$37,224,432

Covered loans	—		1,698,133
Allowance for losses on covered loans	—		(23,701)

Covered loans, net	$—		$1,674,432
Loans held for sale	1,803,724		409,152

Total loans, net	$38,900,080		$39,308,016

(1)	Includes specialty finance loans of $1.5 billion at June 30, 2017 and $1.3 billion at December 31, 2016, and other commercial and industrial loans of $566.4 million and $632.9 million, respectively, at June 30, 2017 and December 31, 2016.

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

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. Accordingly, borrowers are required to provide a guarantee of repayment and completion, and loan proceeds are disbursed as construction progresses, as certified by in-house or third-party engineers. The Company seeks to minimize the credit risk on ADC loans by maintaining conservative lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in losses or delinquencies. In addition, the Company utilizes the same stringent appraisal process for ADC loans as it does for its multi-family and CRE loans.

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

Included in non-covered loans held for investment at June 30, 2017 and December 31, 2016, respectively, were loans of $58.2 million and $91.8 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at either of those dates.

Non-covered purchased credit-impaired (“PCI”) loans, which had a carrying value of $5.4 million and an unpaid principal balance of $6.2 million at June 30, 2017, are loans that had been covered under an FDIC Loss Share Agreement that expired in March 2015 and that now are included in non-covered loans. Such loans continue to be accounted for under Accounting Standards Codification (“ASC”) 310-30 and were initially measured at fair value, which included estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Loans Held for Sale

The Community Bank’s mortgage banking operation originates, aggregates, sells, and services one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers use its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans nationwide. These loans are generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank uses its mortgage banking platform to originate jumbo loans that are typically sold to other financial institutions. Such loans have not represented, nor are they expected to represent, a material portion of the held-for-sale loans originated by the Community Bank. In addition, the Community Bank currently services mortgage loans for various third parties, primarily including GSEs.

On June 27, 2017, the Company entered into an agreement to sell its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust Bank (“AmTrust”) and is reported under the Company’s Residential Mortgage Banking segment, to Freedom Mortgage Corporation (“Freedom”). Freedom will acquire both the Company’s origination and servicing platforms, as well as our mortgage servicing rights asset of approximately $220.6 million and loans of approximately $266.9 million. Additionally, the Company has received approval from the FDIC to sell the assets covered under our Loss Share Agreements (the “LSA”) and we have entered into an agreement to sell the majority of our one-to-four family residential mortgage-related assets of approximately $1.5 billion, including those covered under the LSA, to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”).

The transactions are expected to close during the third quarter of 2017, subject to certain closing conditions.

The decision to sell the mortgage banking business and to sell the assets covered under our LSA was the result of an evaluation with the Board of Directors and our outside advisors. Selling to a large, national, full-service mortgage banking company that would keep certain employees and maintain operations in the region were important considerations during the evaluation process. These actions are consistent with the Company’s strategic objectives. Such sales allow the Company to focus on its core business model, including growth through acquisitions, generate liquidity which will be redeployed into higher-earning assets, enhance returns through improved efficiencies, and reposition our balance sheet.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at June 30, 2017:

(in thousands)	Loans 30-89 Days Past Due(1)	Non-Accrual Loans(1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4,201	$9,820	$—	$14,021	$26,845,187	$26,859,208
Commercial real estate	1,586	4,497	—	6,083	7,534,550	7,540,633
One-to-four family	297	10,724	—	11,021	401,924	412,945
Acquisition, development, and construction	—	6,200	—	6,200	366,841	373,041
Commercial and industrial (2) (3)	6,036	49,484	—	55,520	1,974,962	2,030,482
Other	15	1,263	—	1,278	2,851	4,129

Total	$12,135	$81,988	$—	$94,123	$37,126,315	$37,220,438

(1)	Excludes $595 thousand of non-covered PCI loans that were 90 days or more past due.
(2)	Includes lease financing receivables, all of which were current.
(3)	Includes $6.0 million and $34.3 million of taxi medallion loans or taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at December 31, 2016:

(in thousands)	Loans 30-89 Days Past Due(1)	Non-Accrual Loans(1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$28	$13,558	$—	$13,586	$26,931,466	$26,945,052
Commercial real estate	—	9,297	—	9,297	7,715,065	7,724,362
One-to-four family	2,844	9,679	—	12,523	368,558	381,081
Acquisition, development, and construction	—	6,200	—	6,200	374,994	381,194
Commercial and industrial (2) (3)	7,263	16,422	—	23,685	1,876,760	1,900,445
Other	248	1,313	—	1,561	16,744	18,305

Total	$10,383	$56,469	$—	$66,852	$37,283,587	$37,350,439

(1)	Excludes $6 thousand and $869 thousand of non-covered PCI loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.
(3)	Includes $6.8 million and $15.2 million of taxi medallion loans that were 30 to 89 days past due and 90 days or more past due, respectively.

The following table summarizes the Company’s portfolio of non-covered loans held for investment (excluding non-covered PCI loans) by credit quality indicator at June 30, 2017:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$26,664,141	$7,525,701	$410,772	$324,789	$34,925,403	$1,910,975	$4,121	$1,915,096
Special mention	100,089	8,515	—	42,052	150,656	38,503	—	38,503
Substandard	94,978	6,417	2,173	6,200	109,768	81,004	8	81,012
Doubtful	—	—	—	—	—	—	—	—

Total	$26,859,208	$7,540,633	$412,945	$373,041	$35,185,827	$2,030,482	$4,129	$2,034,611

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

The preceding classifications are the most current ones available and generally have been updated within the last twelve months. In addition, they follow regulatory guidelines and can generally be described as follows: pass loans are of satisfactory quality; special mention loans have potential weaknesses that deserve management’s close attention; substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a possibility that the Company will sustain some loss); and doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable. In addition, one-to-four family loans are classified based on the duration of the delinquency.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2017, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $37.4 million; loans on which forbearance agreements were reached amounted to $2.6 million.

The following table presents information regarding the Company’s TDRs as of the dates indicated:

	June 30, 2017			December 31, 2016
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$1,962	$8,061	$10,023	$1,981	$8,755	$10,736
Commercial real estate	—	891	891	—	1,861	1,861
One-to-four family	219	3,021	3,240	222	1,749	1,971
Commercial and industrial	177	25,512	25,689	1,263	3,887	5,150
Other	—	201	201	—	202	202

Total	$2,358	$37,686	$40,044	$3,466	$16,454	$19,920

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended June 30, 2017 and 2016 are summarized as follows:

	For the Three Months Ended June 30, 2017
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	3	$544	$657	5.90%	2.00%	$—	$7
Commercial and industrial	13	22,752	18,722	3.49	3.45	825	—

Total	16	$23,296	$19,379			$825	$7

	For the Three Months Ended June 30, 2016
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	1	$1	$108	4.13%	2.00%	$—	$2
Commercial and industrial	1	651	650	3.30	3.30	—	—

Total	2	$652	$758			$—	$2

The financial effects of the Company’s TDRs for the six months ended June 30, 2017 and 2016 are summarized as follows:

	For the Six Months Ended June 30, 2017
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	$809	$994	5.93%	2.21%	$—	$12
Commercial and industrial	30	30,714	23,151	3.45	3.45	4,104	—

Total	34	$31,523	$24,145			$4,104	$12

	For the Six Months Ended June 30, 2016
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Multi-family	1	$9,340	$8,503	4.63%	4.00%	$—	$—
One-to-four family	3	477	636	3.62	3.07	—	6
Commercial and industrial	2	$1,397	$1,300	3.30	3.20	47	—

Total	6	$11,214	$10,439			$47	$6

At June 30, 2017, one non-covered one-to-four family loan, in the amount of $255,000, that had been modified as a TDR during the twelve months ended at that date was in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification.

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

Covered Loans

The following table presents the carrying value of held-for-sale covered loans which were acquired in the acquisitions of AmTrust and Desert Hills Bank (“Desert Hills”) as of June 30, 2017:

(dollars in thousands)	Amount	Percent of Covered Loans Held for Sale
Loan Category:
One-to-four family	$1,433,324	96.8%
Other loans	47,409	3.2

Total covered loans held for sale	$1,480,733	100.0%

The Company refers to certain loans acquired in the AmTrust and Desert Hills transactions as “covered loans” because the Company is being reimbursed for a substantial portion of losses on these loans under the terms of the FDIC LSA. Covered loans are accounted for under ASC 310-30 and are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

At June 30, 2017 and December 31, 2016, the unpaid principal balance of covered loans was $1.8 billion and $2.1 billion, respectively. The carrying value of such loans was $1.5 billion and $1.7 billion at the corresponding dates.

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

In the six months ended June 30, 2017, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$647,470
Reclassification to non-accretable difference	(11,381)
Accretion	(62,625)

Balance at end of period	$573,464

In the preceding table, the line item “Reclassification to non-accretable difference” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions increased, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield. The effect of this decrease was partially offset with an improvement in the underlying credit assumptions and the resetting of rates on variable rate loans at a slightly higher level, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owns certain other real estate owned (“OREO”) that is covered under its LSA with the FDIC (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value have been charged to non-interest expense, and have been partially offset by loss reimbursements under the FDIC loss sharing agreements. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC.

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

At June 30, 2017 and December 31, 2016, respectively, the Company held residential mortgage loans of $71.6 million and $78.6 million that were in the process of foreclosure. The vast majority of such loans were covered loans.

The following table presents information regarding the Company’s covered loans (which, as of June 30, 2017 are classified as held for sale) that were 90 days or more past due at the dates indicated:

(in thousands)	June 30, 2017	December 31, 2016
Covered Loans 90 Days or More Past Due:
One-to-four family	$120,815	$124,820
Other loans	8,278	6,645

Total covered loans 90 days or more past due	$129,093	$131,465

The following table presents information regarding the Company’s covered loans (which, as of June 30, 2017 are classified as held for sale) that were 30 to 89 days past due at the dates indicated:

(in thousands)	June 30, 2017	December 31, 2016
Covered Loans 30-89 Days Past Due:
One-to-four family	$17,718	$21,112
Other loans	5,134	1,536

Total covered loans 30-89 days past due	$22,852	$22,648

At June 30, 2017, the Company had $22.9 million of covered loans that were 30 to 89 days past due, and covered loans of $129.1 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remainder of the Company’s covered loan portfolio totaled $1.3 billion at June 30, 2017 and was considered current at that date.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the three and six months ended June 30, 2017, the Company recorded recoveries of losses on covered loans of $17.9 million and $23.7 million, respectively. The recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $14.3 million and $19.0 million respectively, that was recorded in “Non-interest income.”

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

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at June 30, 2017:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	120,325	32,492	152,817
Acquired loans with deteriorated credit quality	1,396	470	1,866

Total	$121,721	$32,962	$154,683

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2016:
Loans individually evaluated for impairment	$—	$577	$577
Loans collectively evaluated for impairment	123,925	32,022	155,947
Acquired loans with deteriorated credit quality	11,984	13,483	25,467

Total	$135,909	$46,082	$181,991

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2017:
Loans individually evaluated for impairment	$21,549	$49,661	$71,210
Loans collectively evaluated for impairment	35,164,278	1,984,950	37,149,228
Acquired loans with deteriorated credit quality	4,595	811	5,406

Total	$35,190,422	$2,035,422	$37,225,844

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2016:
Loans individually evaluated for impairment	$29,660	$18,592	$48,252
Loans collectively evaluated for impairment	35,402,029	1,900,158	37,302,187
Acquired loans with deteriorated credit quality	1,614,755	89,140	1,703,895

Total	$37,046,444	$2,007,890	$39,054,334

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the the periods indicated:

	For the Six Months Ended June 30,
	2017			2016
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$125,416	$32,874	$158,290	$124,478	$22,646	$147,124
Charge-offs	(90)	(17,646)	(17,736)	(153)	(1,098)	(1,251)
Recoveries	180	517	697	1,140	581	1,721
(Recovery of) provision for non-covered loan losses	(3,785)	17,217	13,432	3,231	2,234	5,465

Balance, end of period	$121,721	$32,962	$154,683	$128,696	$24,363	$153,059

See “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at June 30, 2017:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,029	$12,640	$—	$10,331	$285
Commercial real estate	3,148	8,933	—	5,147	44
One-to-four family	2,173	2,442	—	3,204	26
Acquisition, development, and construction	6,200	15,500	—	6,200	—
Other	49,660	69,896	—	28,181	452

Total impaired loans with no related allowance	$71,210	$109,411	$—	$53,063	$807

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	4,370	—

Total impaired loans with an allowance recorded	$—	$—	$—	$4,370	$—

Total impaired loans:
Multi-family	$10,029	$12,640	$—	$10,331	$285
Commercial real estate	3,148	8,933	—	5,147	44
One-to-four family	2,173	2,442	—	3,204	26
Acquisition, development, and construction	6,200	15,500	—	6,200	—
Other	49,660	69,896	—	32,551	452

Total impaired loans	$71,210	$109,411	$—	$57,433	$807

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2016:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	6,739	7,955	—	8,261	92

Total impaired loans with no related allowance	$36,399	$55,723	$—	$34,782	$1,400

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	11,853	13,529	577	4,574	213

Total impaired loans with an allowance recorded	$11,853	$13,529	$577	$4,574	$213

Total impaired loans:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	18,592	21,484	577	12,835	305

Total impaired loans	$48,252	$69,252	$577	$39,356	$1,613

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

If there is an increase in expected cash flows due to a decrease in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the increase in the present value of expected cash flows is recorded as a recovery of the prior-period impairment charged to earnings, and the allowance for covered loan losses is reduced. A related debit to non-interest income and a decrease in the FDIC loss share receivable are recognized at the same time, and measured based on the applicable Loss Share Agreement percentage.

The following table summarizes activity in the allowance for losses on covered loans (which, as of June 30, 2017, are classified as held for sale) for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Balance, beginning of period	$23,701	$31,395
Recovery of losses on covered loans	(23,701)	(4,746)

Balance, end of period	$—	$26,649

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2017	December 31, 2016
Wholesale Borrowings:
FHLB advances	$11,554,500	$11,664,500
Repurchase agreements	450,000	1,500,000
Federal funds purchased	—	150,000

Total wholesale borrowings	$12,004,500	$13,314,500
Junior subordinated debentures	359,026	358,879

Total borrowed funds	$12,363,526	$13,673,379

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2017:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE debentures and mortgage-related securities	$—	$—	$—	$450,000

At June 30, 2017 and December 31, 2016, the Company had $359.0 million and $358.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at June 30, 2017:

(dollars in thousands) Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,100	$138,749	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	2.846	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	4.496	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	2.946	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)

Total junior subordinated debentures		$359,026	$346,249

(1)	Callable subject to certain conditions as described in the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 4, 2002.
(2)	Callable from this date forward.

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

MSRs are subsequently measured at either fair value or are amortized in proportion to, and over the period of, estimated net servicing income. The Company elects one of those methods on a class basis. A class is determined based on (1) the availability of market inputs used in determining the fair value of servicing assets, and/or (2) the Company’s method for managing the risks of servicing assets.

The Company had MSRs of $225.4 million and $234.0 million, respectively, at June 30, 2017 and December 31, 2016. Both period-end balances consisted of two classes of MSRs for which the economic risk is managed separately: residential MSRs (i.e., MSRs on one-to-four family loans sold, servicing retained) and participation MSRs (i.e., MSRs on loans sold through participations).

In connection with the aforementioned agreement to sell the mortgage banking business, residential MSRs were classified as held-for-sale as of June 30, 2017.

The total unpaid principal balance of loans serviced for others was $24.8 billion and $25.1 billion at June 30, 2017 and December 31, 2016, respectively.

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

The collective amount of contractually specified servicing fees, late fees, and ancillary fees, which is recorded as “Mortgage banking income” in the Consolidated Statements of Income and Comprehensive Income, were $352,000 and $663,000 for the three and six months ended June 30, 2017, respectively and $322,000 and $632,000 for the three and six months ended June 30, 2016, respectively.

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of their fair value via a discounted cash-flow method. The net carrying value is compared to the discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary, or through a direct write-down of the asset and a charge to current-period earnings if it is considered to be other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the six months ended June 30, 2017 and 2016, there was no impairment related to the Company’s participation MSRs.

The following tables set forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended June 30,
	2017		2016
(in thousands)	Residential (Held for Sale)	Participation	Residential	Participation
Carrying value, beginning of period	$228,800	$5,506	$208,087	$5,181
Additions	4,408	150	11,232	1,018
Increase (decrease) in fair value:
Due to changes in interest rates	(3,921)	—	(13,521)	—
Due to model assumption changes (1)	—	—	(4,250)	—
Due to loan payoffs	(7,706)	—	(10,371)	—
Due to passage of time and other changes	(995)	—	(2,846)	—
Amortization	—	(803)	—	(536)

Carrying value, end of period	$220,586	$4,853	$188,331	$5,663

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

	For the Six Months Ended June 30,
	2017		2016
(in thousands)	Residential (Held for Sale)	Participation	Residential	Participation
Carrying value, beginning of period	$228,099	$5,862	$243,389	$4,345
Additions	11,982	556	19,180	2,268
Increase (decrease) in fair value:
Due to changes in interest rates	(1,908)	—	(37,807)	—
Due to model assumption changes (1)	—		(13,088)	—
Due to loan payoffs	(14,669)	—	(19,121)	—
Due to passage of time and other changes	(2,918)	—	(4,222)	—
Amortization	—	(1,565)	—	(950)

Carrying value, end of period	$220,586	$4,853	$188,331	$5,663

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	June 30, 2017	December 31, 2016
Expected weighted average life	80 months	82 months
Constant prepayment speed	9.16%	8.70%
Discount rate	10.05	10.05
Primary mortgage rate to refinance	4.05	4.11
Cost to service (per loan per year):
Current	$64	$64
30-59 days or less delinquent	214	214
60-89 days delinquent	364	364
90-119 days delinquent	464	464
120 days or more delinquent	864	864

The increase in the constant prepayment speed was primarily attributable to an increase in the housing price index used by the Company’s third-party valuation specialist, suggesting that homebuyer demand has increased and newly created equity could lead to more refinancing.

Note 9. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2017		2016
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,404	$144	$1,470	$160
Service cost	—	—	—	1
Expected return on plan assets	(4,073)	—	(3,906)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,053	68	2,262	81

Net periodic (credit) expense	$(616)	$150	$(174)	$180

	For the Six Months Ended June 30,
	2017		2016
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post-Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$2,808	$288	$2,940	$320
Service cost	—	—	—	2
Expected return on plan assets	(8,146)	—	(7,812)	—
Amortization of prior-service costs	—	(124)	—	(124)
Amortization of net actuarial loss	4,106	136	4,524	162

Net periodic (credit) expense	$(1,232)	$300	$(348)	$360

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2017. The Company does not expect to make any contributions to its pension plan in 2017.

Note 10. Stock-Based Compensation

At June 30, 2017, the Company had a total of 6,922,311 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,818,749 shares of restricted stock during the six months ended June 30, 2017. The shares had an average fair value of $15.27 per share on the date of grant and a vesting period of five years. The six-month amount includes 133,000 shares that were granted in the second quarter with an average fair value of $13.78 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $18.2 million and $16.4 million, respectively, in the six months ended June 30, 2017 and 2016, including $9.5 million and $8.2 million, respectively, in the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,930,306	$15.37
Granted	2,818,749	15.27
Vested	(2,193,074)	15.01
Canceled	(94,300)	15.67

Unvested at end of period	7,461,681	15.44

As of June 30, 2017, unrecognized compensation cost relating to unvested restricted stock totaled $100.3 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

The Company had no stock option plans at June 30, 2017 or December 31, 2016.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$2,002,643	$—	$—	$2,002,643
GSE CMOs	—	621,605	—	—	621,605

Total mortgage-related securities	$—	$2,624,248	$—	$—	$2,624,248

Other Securities Available for Sale:
U.S Treasury Obligations	$199,992	$—	$—	$—	$199,992
GSE debentures	—	91,234	—	—	91,234
Corporate bonds	—	86,120	—	—	86,120
Municipal bonds	—	70,513	—	—	70,513
Capital trust notes	—	66,425	—	—	66,425
Preferred stock	15,435	—	—	—	15,435
Mutual funds and common stock	—	17,150	—	—	17,150

Total other securities	$215,427	$331,442	$—	$—	$546,869

Total securities available for sale	$215,427	$2,955,690	$—	$—	$3,171,117

Other Assets:
Loans held for sale	$—	$266,888	$—	$—	$266,888
Mortgage servicing rights (held for sale at June 30, 2017)	—	—	220,586	—	220,586
Interest rate lock commitments	—	—	1,027	—	1,027
Derivative assets-other (2)	1,914	1,838	—	(2,402)	1,350
Liabilities:
Derivative liabilities	$(4,641)	$(1,272)	$—	$1,702	$(4,211)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.1 million to purchase Treasury options.

	Fair Value Measurements at December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$7,326	$—	$—	$7,326

Total mortgage-related securities	$—	$7,326	$—	$—	$7,326

Other Securities Available for Sale:
Municipal bonds	$—	$631	$—	$—	$631
Capital trust notes	—	7,243	—	—	7,243
Preferred stock	42,724	29,260	—	—	71,984
Mutual funds and common stock	—	17,097	—	—	17,097

Total other securities	$42,724	$54,231	$—	$—	$96,955

Total securities available for sale	$42,724	$61,557	$—	$—	$104,281

Other Assets:
Loans held for sale	$—	$409,152	$—	$—	$409,152
Mortgage servicing rights	—	—	228,099	—	228,099
Interest rate lock commitments	—	—	982	—	982
Derivative assets-other (2)	2,611	16,829	—	(17,861)	1,579
Liabilities:
Derivative liabilities	$(6,009)	$(17,719)	$—	$16,588	$(7,140)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale in the mortgage banking division. These loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at June 30, 2017. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	June 30, 2017			December 31, 2016
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$266,888	$260,464	$6,424	$409,152	$408,928	$224

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

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016 (2)	2017	2016 (2)
Loans held for sale	$658	$933	$595	$3,802
Mortgage servicing rights (held for sale at June 30, 2017)	(7,621)	(30,988)	(10,348)	(68,081)

Total loss	$(6,963)	$(30,055)	$(9,753)	$(64,279)

(1)	Does not include the effect of economic hedging activities, which is included in “Other non-interest income.”
(2)	The presentation of the amounts for the three and six months ended June 30, 2016 has been modified to conform to the presentation for the three and six months ended June 30, 2017.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the six months ended June 30, 2017 and 2016, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at June 30, 2017	Change in Unrealized Gains/ (Losses) Related to Instruments Held at June 30, 2017
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights (held for sale at June 30, 2017)	$228,099	$(19,496)	$—	$11,983	$—	$—	$220,586	$(10,348)
Interest rate lock commitments	982	45	—	—	—	—	1,027	1,027

(in thousands)	Fair Value January 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at June 30, 2016	Change in Unrealized Gains/ (Losses) Related to Instruments Held at June 30, 2016
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$243,389	$(74,238)	$—	$19,180	$—	$—	$188,331	$(60,163)
Interest rate lock commitments	2,526	7,607	—	—	—	—	10,133	10,133

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the three months ended June 30, 2017 or 2016.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at June 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights (held for sale at June 30, 2017)	$220,586	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	9.16%
			Weighted Average Discount Rate	10.05
Interest rate lock commitments	1,027	Discounted Cash Flow	Weighted Average Closing Ratio	75.04

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, and that were included in the Company’s consolidated statements of condition at those dates:

	Fair Value Measurements at June 30, 2017 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Certain impaired loans (1)	$—	$—	$45,412	$45,412
Securities transferred to available-for-sale	199,992	2,923,081	—	3,123,073
Loans transferred to held for sale	—	—	1,536,836	1,536,836
Other assets (2)	—	—	1,546	1,546

Total	$199,992	$2,923,081	$1,583,794	$4,706,867

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$15,635	$15,635
Other assets (2)	—	—	5,684	5,684

Total	$—	$—	$21,319	$21,319

(1)	Represents the fair value of impaired loans, based on the value of the collateral, primarily taxi medallion loans .
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at the dates indicated:

	June 30, 2017
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,129,846	$1,129,846	$1,129,846		$—		$—
FHLB stock (1)	589,067	589,067	—		589,067		—
Loans, net	38,900,080	39,226,420	—		—		39,226,420
Financial Liabilities:
Deposits	$28,893,565	$28,879,234	$20,662,712	(2)	$8,216,522	(3)	$—
Borrowed funds	12,363,526	12,327,278	—		12,327,278		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$557,850	$557,850	$557,850		$—		$—
Securities held to maturity	3,712,776	3,813,959	200,220		3,613,739		—
FHLB stock (1)	590,934	590,934	—		590,934		—
Loans, net	39,308,016	39,416,469	—		—		39,416,469
Financial Liabilities:
Deposits	$28,887,903	$28,888,064	$21,310,733	(2)	$7,577,331	(3)	$—
Borrowed funds	13,673,379	13,633,943	—		13,633,943		—

(1)	Carrying value and estimated fair value are at cost.
(2)	NOW and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2017 and December 31, 2016.

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

The Company held derivatives with a notional amount of $1.6 billion at June 30, 2017. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2017:

(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$225,000	$—	$582
Eurodollar futures	25,000	5	3
Interest rate swaps	385,000	770	4,056
Forward commitments to sell loans/mortgage-backed securities	405,000	737	770
Forward commitments to buy loans/mortgage-backed securities	325,000	1,101	502
Interest rate lock commitments	267,142	1,027	—

Total derivatives	$1,632,142	$3,640	$5,913

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Treasury options	$(1,080)	$2,633	$(3,250)	$9,864
Treasury and Eurodollar futures	(66)	(121)	(73)	(55)
Interest rate swaps	2,444	2,682	2,247	4,178
Forward commitments to buy/sell loans/mortgage-backed securities	1,144	(2,589)	(3,080)	(1,720)

Total gain/(loss)	$2,442	$2,605	$(4,156)	$12,267

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2017
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$4,779	$2,402	$2,377	$—	$—	$2,377

(1)	Includes $1.1 million to purchase Treasury options.

	December 31, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$20,422	$17,861	$2,561	$—	$—	$2,561

(1)	Includes $1.9 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	June 30, 2017
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$5,913	$1,702	$4,211	$—	$—	$4,211

	December 31, 2016
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statement of Condition	Net Amount of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$23,728	$16,588	$7,140	$—	$—	$7,140

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

The following tables provide a summary of the Company’s segment results for the periods indicated on an internally managed accounting basis:

	For the Three Months Ended June 30, 2017
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$284,944	$2,825	$287,769
Recovery of loan losses	(6,261)	—	(6,261)
Non-Interest Income:
Third party(1)	41,756	8,681	50,437
Inter-segment	(4,052)	4,052	—

Total non-interest income	37,704	12,733	50,437

Non-interest expense(2)	148,105	15,660	163,765

Income (loss) before income tax expense	180,804	(102)	180,702
Income tax expense (benefit)	65,488	(41)	65,447

Net income (loss)	$115,316	$(61)	$115,255

Identifiable segment assets (period-end)	$47,770,885	$576,773	$48,347,658

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Three Months Ended June 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$321,663	$3,910	$325,573
Provision for loan losses	895	—	895
Non-interest income:
Third party (1)	29,899	7,467	37,366
Inter-segment	(4,317)	4,317	—

Total non-interest income	25,582	11,784	37,366
Non-interest expense (2)	144,152	16,759	160,911

Income (loss) before income tax expense	202,198	(1,065)	201,133
Income tax expense (benefit)	75,097	(424)	74,673

Net income (loss)	$127,101	$(641)	$126,460

Identifiable segment assets (period-end)	$48,137,359	$898,388	$49,035,747

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following tables provide a summary of the Company’s segment results for the periods indicated on an internally managed accounting basis:

	For the Six Months Ended June 30, 2017
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$577,221	$5,465	$582,686
Recovery of loan losses	(10,269)	—	(10,269)
Non-Interest Income:
Third party(1)	63,625	18,984	82,609
Inter-segment	(7,811)	7,811	—

Total non-interest income	55,814	26,795	82,609

Non-interest expense(2)	299,041	31,667	330,708

Income before income tax expense	344,263	593	344,856
Income tax expense	125,408	236	125,644

Net income	$218,855	$357	$219,212

Identifiable segment assets (period-end)	$47,770,885	$576,773	$48,347,658

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Six Months Ended June 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$646,580	$6,859	$653,439
Provision for loan losses	719	—	719
Non-Interest Income:
Third party(1)	60,485	12,118	72,603
Inter-segment	(8,429)	8,429	—

Total non-interest income	52,056	20,547	72,603

Non-interest expense(2)	286,202	33,157	319,359

Income before income tax expense	411,715	(5,751)	405,964
Income tax expense (benefit)	151,912	(2,317)	149,595

Net income (loss)	$259,803	$(3,434)	$256,369

Identifiable segment assets (period-end)	$48,137,359	$898,388	$49,035,747

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 effective January 1, 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. ASU No. 2014-09 does not apply to the majority of our revenue streams, and is not expected to have a material impact on the Company’s statements of condition, results of operations, or cash flows.

Note 15. Subsequent Events

On July 28, 2017, the Company completed the previously announced sale of its one-to-four family residential mortgage-related assets covered under its LSA to an affiliate of Cerberus. In connection with the closing, the Company received proceeds of $1.9 billion.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment income, mortgage banking income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	potential increases in costs if the Company is designated a “Systemically Important Financial Institution” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);

•	heightened regulatory focus on CRE concentration and related limits that have been, or may in the future be, imposed by regulators;

•	our use of derivatives to mitigate our interest rate exposure;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions we may propose;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;

•	failure to obtain applicable regulatory approvals for the payment of future dividends;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	a material breach in performance by the Community Bank under our Loss Share Agreements with the FDIC;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures at June 30, 2017 and December 31, 2016 follow:

(in thousands, except per share amounts)	June 30, 2017	December 31, 2016
Stockholders’ Equity	$6,734,778	$6,123,991
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(24)	(208)
Preferred stock	(502,840)	—

Tangible common stockholders’ equity	$3,795,783	$3,687,652
Total Assets	$48,347,658	$48,926,555
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	(24)	(208)

Tangible assets	$45,911,503	$46,490,216
Common stockholders’ equity to total assets	12.89%	12.52%
Tangible common stockholders’ equity to tangible assets	8.27	7.93
Book value per common share	$12.74	$12.57
Tangible book value per common share	7.76	7.57

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Community Bank”), with 225 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank (the “Commercial Bank”), with 30 branches in Metro New York. At June 30, 2017, we had total assets of $48.3 billion, including loans, net, of $38.9 billion, and total deposits of $28.9 billion.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In the three months ended June 30, 2017, we generated net income of $115.3 million and net income available to common shareholders of $107.0 million, or $0.22 per diluted common share.

Continued Strategic Balance Sheet Management

While we continued to manage our assets below the level for a Systemically Important Financial Institution (“SIFI”) during the current second quarter, we also took a number of steps to reposition the balance sheet for a resumption of growth during the second half of 2017. In addition to exiting the mortgage banking business during the quarter, we also repositioned the “Held-to-Maturity” investment securities portfolio by designating the entire portfolio as “Available-for-Sale.” Having our investment securities portfolio classified as “Available-for-Sale” improves our interest rate risk sensitivity and liquidity measures. Additionally, it provides us with greater flexibility in meeting the Liquidity Coverage Ratio (“LCR”) requirements.

Ongoing Strong Loan Originations

In the second quarter of 2017, we originated $1.9 billion of non-covered loans held for investment, an increase of $212.4 million, or 12.8%, from the trailing quarter. However, overall loan growth was tempered by loan sale participations and higher prepayments. Sales of participations totaled $148.2 million, as compared to $214.9 million in the trailing three-month period. Multi-family loans and commercial real estate (“CRE”) loans accounted for $134.2 million and $14.0 million, respectively, of loans sold during the second quarter, as compared to $122.2 million and $92.7 million, respectively, of loans sold in the trailing three months. Additionally, origination volumes this quarter also reflect the Company’s ongoing selectivity within the multi-family and CRE markets.

We Maintained Our Solid Record of Asset Quality

Non-performing non-covered assets represented $91.6 million, or 0.20%, of total non-covered assets at the end of the current second quarter, and non-performing non-covered loans represented $82.0 million, or 0.22%, of total non-covered loans. The increases were largely driven by a $21.9 million increase in non-accrual New York City taxi medallion loans and other commercial and industrial (“C&I”) loans secured by taxi medallions.

Our Net Interest Income Was Pressured by the Rise in Interest Rates

The Federal Reserve Board has raised its target federal funds rate four times since the fourth quarter of 2016, including in March and June of 2017. This increase in short-term interest rates led to an increase in our cost of funds. As a result of this factor, along with our temporary restraint on balance sheet growth, our net interest income fell $7.1 million sequentially and $37.8 million year-over-year to $287.8 million, and our margin fell six and 34 basis points, respectively, to 2.65% in the second quarter of this year.

External Factors

The following is a discussion of certain external factors that tend to influence our financial performance and the strategic actions we take:

Interest Rates

Among the external factors that tend to influence our performance, the interest rate environment is key.

The cost of our deposits and short-term borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”). The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. Since the fourth quarter of 2008, when the target federal funds rate was lowered to a range of 0% to 0.25%, the rate has been raised four times: on December 17, 2015, to a range of 0.25% to 0.50%; on December 14, 2016, to a range of 0.50% to 0.75%; on March 15, 2017, to a range of 0.75% to 1.00%; and most recently on June 14, 2017 to a range of 1.00% to 1.25%.

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

The following table summarizes the high, low, and average five- and ten-year CMTs in the respective periods:

	Five-Year Constant Maturity Treasury Rate				Ten-Year Constant Maturity Treasury Rate
	June 30,	March 31,	June 30,		June 30,	March 31,	June 30,
	2017	2017	2016		2017	2017	2016
High	1.94%	2.14%	1.41%	High	2.42%	2.62%	1.94%
Low	1.71	1.80	1.00	Low	2.14	2.31	1.46
Average	1.81	1.95	1.24	Average	2.26	2.45	1.75

(Source: Bloomberg)

In addition, residential market interest rates impact the volume of one-to-four family mortgage loans we originate in any given quarter, directly affecting new home purchases and refinancing activity. Accordingly, when residential mortgage interest rates are low, refinancing activity typically increases; as residential mortgage interest rates begin to rise, the refinancing of one-to-four family mortgage loans typically declines. In the three months ended June 30, 2017, we originated $561.9 million of one-to-four family mortgage loans for sale through our mortgage banking division, comparable with the trailing-quarter volume and a $715.2 million reduction from the volume in the second quarter of 2016.

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loan production than they do on our production of one-to-four family mortgage loans. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In the second quarter of 2017, prepayment income from loans contributed $13.3 million to interest income; in the trailing and year-earlier quarters, the contribution was $9.6 million and $18.2 million, respectively.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended June 30, 2017, March 31, 2017, and June 30, 2016. While unemployment declined year-over-year in all but one of these markets, the sequential comparison indicates declines in certain markets and modest increases in two states.

	For the Month Ended
	June 30, 2017	March 31, 2017	June 30, 2016
Unemployment rate:
United States	4.5%	4.6%	5.1%
New York City	4.4	4.1	5.2
Arizona	5.3	4.6	5.7
Florida	4.3	4.3	5.1
New Jersey	4.3	4.3	5.2
New York	3.9	4.4	4.5
Ohio	5.4	5.3	5.0

(Source: U.S. Department of Labor)

Another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	June 2017	March 2017	June 2016
Change in prices:	(0.1)%	(0.3)%	0.2%

Given the impact that home prices have on residential mortgage lending, we believe the S&P/Case-Shiller Home Price Index is an important economic indicator for the Company. According to this index, home prices increased 5.6% across the U.S. in the twelve months ended May 2017, while the March 2017 rate was 5.8% and the June 2016 rate was 5.1%.

In addition, the volume of new home sales nationwide was at a seasonally adjusted annual rate of 610,000 in June 2017, according to estimates set forth in a U.S. Department of Commerce report issued on July 26, 2017. The June 2017 rate was 0.8% above the rate reported in May 2017 and 9.1% above the rate reported in June 2016.

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 64.6% of our multi-family loans and 70.4% of our CRE loans are secured by properties in New York, with Manhattan accounting for 26.8% and 51.7% of our multi-family and CRE loans, respectively.

As reflected in the following table, residential rental vacancy rates in New York remained the same year-over-year and declined slightly linked-quarter, while office vacancy rates in Manhattan rose year-over-year and linked quarter.

	For the Three Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016
Rental Vacancy Rates:
New York residential	5.1%	5.2%	5.1%
Manhattan office	10.8	10.3	9.9

In addition, the Consumer Confidence Index® declined to 117.3 in June 2017 from 124.9 in March 2017, but was higher than the June 2016 rate of 98.0. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Strategic Exit of Mortgage Banking Business

On June 27, 2017, the Company announced that it had entered into an agreement to sell its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust Bank (“AmTrust”), to residential mortgage industry leader, Freedom Mortgage Corporation. This sale includes both our origination and servicing platforms, as well as our mortgage servicing rights portfolio with a current aggregate unpaid principal balance of approximately $21.0 billion. The sale of our mortgage banking business will effectively take the Company out of the one-to-four family residential wholesale lending business.

Additionally, the Company received approval from the FDIC to sell the assets covered under our Loss Share Agreements (“LSA”) and entered into an agreement to sell the majority of our one-to-four family residential mortgage-related assets, including those covered under the LSA, to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”).

The transactions are expected to close during the third quarter of 2017 and, on a combined basis, result in an estimated gain on sale of approximately $90 million on a pre-tax basis. Additionally, the Company expects that the two transactions will result in cost save opportunities.

Subsequently, on July 28, 2017, the Company completed the previously announced sale of its one-to-four family residential mortgage-related assets covered under its LSA to an affiliate of Cerberus. In connection with the closing, the Company received proceeds of $1.9 billion.

Declaration of Dividend on Common Shares

On July 25, 2017, the Board of Directors declared a quarterly cash dividend of $0.17 per share on our common stock, payable on August 18, 2017 to shareholders of record at the close of business on August 7, 2017.

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

The methodology used for the allocation of the allowance for non-covered loan losses at June 30, 2017 and December 31, 2016 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

Allowance for Losses on Covered Loans

We have elected to account for the loans acquired in our FDIC-assisted acquisitions of AmTrust and Desert Hills Bank (“Desert Hills”) (our “covered loans”) based on expected cash flows. This election is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, we maintain the integrity of a pool of loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Covered loans are reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions are reviewed for collectability based on the expectations of cash flows from these loans. Covered loans have been aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, we periodically perform an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans is recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, during the loss share recovery period, if there is a decrease in expected cash flows due to an increase in estimated credit losses as compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows will be recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. During the loss share recovery period, a related credit to non-interest income and an increase in the FDIC loss share receivable will be recognized at the same time, and will be measured based on the applicable loss share agreement percentage.

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

As of June 30, 2017, we had goodwill of $2.4 billion. Our goodwill is evaluated for impairment annually as of year-end, or more frequently if conditions exist that indicate that the value may be impaired. During the three months ended June 30, 2017, no triggering events were identified that indicated that the value of goodwill might be impaired as of such date. We performed our annual goodwill impairment test as of December 31, 2016 and, based on the results of our qualitative assessments, found no indication of goodwill impairment at that date.

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

Balance Sheet Summary

At June 30, 2017, we recorded total assets of $48.3 billion, a $476.9 million reduction from the balance at March 31, 2017 and a $578.9 million decline from the balance at December 31, 2016. Loans, net, and securities represented $38.9 billion and $3.2 billion, respectively, of the June 30th balance and were down $73.1 million and $521.2 million, respectively, from the trailing quarter-end balances and $407.9 million and $645.9 million, respectively, from the year-end balances.

Deposits and borrowed funds totaled $28.9 billion and $12.4 billion, respectively, at the end of the current second quarter. Deposits increased $167.0 million from the first quarter-end balance and were comparable to the balance at year end. Borrowed funds declined $849.9 million from the prior quarter-end balance and $1.3 billion from year end.

Total stockholders’ equity rose $610.8 million from the year-end 2016 balance, due primarily to a $502.8 million preferred stock offering in March, and $87.4 million from the March 31, 2017 balance, to $6.7 billion at the current second-quarter end. Common stockholders’ equity represented 12.89% of total assets at June 30, 2017 compared to 12.58% and 12.32%, respectively, of total assets at March 31, 2017 and June 30, 2016, and a book value per common share of $12.74 at June 30, 2017 compared to $12.57 at March 31, 2017 and $12.40 at June 30, 2016.

Loans

Loans, net, fell $73.1 million from the trailing quarter-end and $407.9 million from year end to $38.9 billion in the three months ended June 30, 2017, representing 80.5% of total assets at that date. Included in the quarter-end balance were covered loans held for sale of $1.5 billion, non-covered loans held for investment, net, of $37.1 billion, and non-covered loans held for sale of $323.0 million, as more fully discussed below.

Covered Loans

“Covered loans” refers to certain loans we acquired in our FDIC-assisted AmTrust and Desert Hills transactions, and are referred to as such because they are covered by the LSA with the FDIC. Each of the respective Loss Share Agreements require the FDIC to reimburse us for 80% of losses up to a specified threshold, and for 95% of losses beyond that threshold, with respect to covered loans and covered other real estate owned (“OREO”).

The loss sharing (and reimbursement) agreements applicable to one-to-four family loans and home equity loans and lines of credit (“HELOCs”) are effective for a ten-year period from the date of acquisition. Under the Loss Share Agreements applicable to all other covered loans and OREO, the FDIC reimbursed us for losses for a five-year period from the date of acquisition which has since expired; the period for sharing in recoveries on all other covered loans and OREO extends for a period of eight years from the acquisition date.

On June 27th, the Company announced it had entered into an agreement to sell the majority of its one-to-four family residential mortgage assets, including those covered under the FDIC LSA and the settlement of the FDIC loss share receivable, to an affiliate of Cerberus. In connection with this agreement, the Company reclassified all of its covered loans as “Held-for-Sale” from “Held-for-Investment.” At June 30, 2017, covered loans held for sale, net, totaled $1.5 billion, representing 3.8% of total loans, net, a decrease of $100.5 million from the trailing quarter-end and a decrease of $193.7 million from year end. One-to-four family loans represented $1.4 billion of total covered loans at the end of the quarter, while home equity loans and HELOCs represented $47.4 million, combined.

At June 30, 2017, $1.0 billion, or 64.6%, of our covered loans were adjustable rate loans, with a weighted average interest rate of 4.17%. The remainder of the covered loan portfolio at that date consisted of fixed rate loans. The interest rates on the adjustable rate loans in the covered loan portfolio are indexed to the one-year LIBOR or the one-year Treasury rate, plus a spread in the range of 2% to 5%, subject to certain caps.

Geographical Analysis of the Covered Loan Portfolio

The following table presents a geographical analysis of our covered loan portfolio at June 30, 2017:

(in thousands)
Florida	$248,718
California	246,283
Arizona	113,871
Ohio	79,806
Massachusetts	76,253
Michigan	65,878
New York	61,740
Illinois	53,469
Maryland	47,119
Nevada	41,639
New Jersey	38,020
All other states	407,937

Total covered loans	$1,480,733

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $37.3 billion at the end of the current second quarter, down $79.5 million from the March 31, 2017 balance and down $131.7 million from the balance at December 31, 2016. While loan originations increased $212.4 million or 12.8% sequentially, loan growth was tempered by prepayments and by loan sale participations. Origination volumes this quarter also reflect the Company’s ongoing selectivity within the multi-family and commercial real estate markets.

Sales of participations totaled $148.2 million in the three months ended June 30, 2017, as compared to $214.9 million in the trailing three-month period. Multi-family loans and CRE loans accounted for $134.2 million and $14.0 million, respectively, of loans sold during the current second quarter, as compared to $122.2 million and $92.7 million, respectively, of loans sold in the trailing three months.

In addition to multi-family loans and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans; ADC loans; and other loans, with specialty finance loans and leases and other C&I loans comprising the bulk of the “Other loan” portfolio.

At June 30, 2017, loans secured by multi-family, CRE, and ADC properties (as defined in the FDIC’s CRE Guidance) represented 738.8% of the consolidated Banks’ total risk-based capital, within the 850% limit agreed to with our regulators.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Mortgage Loans Originated for Investment:
Multi-family	$952,265	$954,613	$1,672,759	$1,906,878	$3,253,546
Commercial real estate	192,072	250,342	465,710	442,414	547,133
One-to-four family residential	50,697	43,859	71,448	94,556	146,655
Acquisition, development, and construction	20,836	12,919	66,849	33,755	105,994

Total mortgage loans originated for investment	$1,215,870	$1,261,733	$2,276,766	$2,477,603	$4,053,328

Other Loans Originated for Investment:
Specialty finance	$498,918	$269,164	$341,031	$768,082	$538,243
Other commercial and industrial	150,787	122,155	129,702	272,942	300,061
Other	785	885	1,206	1,670	2,116

Total other loans originated for investment	$650,490	$392,204	$471,939	$1,042,694	$840,420

Total loans originated for investment	$1,866,360	$1,653,937	$2,748,705	$3,520,297	$4,893,748

The sequential and year-over-year declines in multi-family loan production reflected in the preceding table were largely market-driven. With market interest rates rising, fewer borrowers opted to refinance their loans or engage in property transactions.

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.”

Multi-family loan originations represented $952.3 million, or 51.0%, of the held-for-investment loans we produced in the current second quarter, reflecting a linked-quarter decrease of $2.3 million and a $720.5 million decrease year-over-year. At June 30, 2017, multi-family loans represented $26.9 billion, or 72.2%, of total non-covered loans held for investment, reflecting a $177.7 million decrease from the balance at March 31st and an $85.8 million decrease from the balance at December 31st. To limit the growth of the portfolio, we sold $134.2 million of multi-family loans through participations in the second quarter of this year.

The average multi-family loan had a principal balance of $5.5 million at the end of the current second quarter, which was comparable to the balances at March 31, 2017 and December 31, 2016.

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

Our multi-family loans tend to refinance within approximately three years of origination; at June 30, 2017, March 31, 2017, and December 31, 2016, the weighted average life of the multi-family loan portfolio was 3.2 years, 3.3 years, and 2.9 years, respectively.

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

At June 30, 2017, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 64.6% of our multi-family loans were secured by buildings in New York City and 5.5% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

Commercial Real Estate Loans

CRE loans represented $7.5 billion, or 20.3%, of total loans held for investment at the end of the current second quarter, a $7.3 million increase from the balance at March 31, 2017 and a $183.7 million decrease from the balance at December 31, 2016. The decline was partially due to sales of CRE loan participations totaling $14.0 million, in addition to a sequential decline in the volume of CRE loans prepaid and produced. CRE loans represented $192.1 million, or 10.3%, of loans originated for investment in the current second quarter, reflecting a linked-quarter decrease of $58.3 million and a year-over-year decrease of $273.6 million.

At June 30, 2017, the average CRE loan had a principal balance of $5.7 million, up modestly from the average principal balances at March 31, 2017 and December 31, 2016.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2017, 70.4% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 11.5%. Other parts of New York State accounted for 2.5% of the properties securing our CRE credits, while all other states accounted for 15.7%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply. Furthermore, our CRE loans tend to refinance within three to four years of origination; the weighted average life of the CRE portfolio was 3.0 years, 3.1 years, and 3.4 years at June 30, 2017, March 31, 2017, and December 31, 2016, respectively.

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

One-to-Four Family Loans

Primarily reflecting lower production of prime jumbo hybrid loans over the course of the quarter due to higher interest rates, the balance of one-to-four family loans held for investment fell $4.0 million sequentially to $412.9 million, representing 1.1% of total loans held for investment at June 30, 2017.

Acquisition, Development, and Construction Loans

The balance of ADC loans declined $10.0 million to $373.0 million sequentially, representing 1.0% of total held-for-investment loans at the current second-quarter end. In the second quarter of 2017, we originated ADC loans of $20.8 million, a $7.9 million increase from the trailing-quarter volume and a year-over-year decrease of $46.0 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the six months ended June 30, 2017 and 2016, we recovered losses against guarantees of $287,000 and $262,000, respectively.

Other Loans

Other loans rose $105.4 million sequentially to $2.0 billion, representing 5.5% of total loans at June 30th. The increase was largely the net effect of a $182.1 million rise in specialty finance loans and leases to $1.5 billion and a $63.3 million decline in other C&I loans to $566.4 million. Included in the latter amount were New York City taxi medallion loans of $134.2 million, representing 0.36% of total loans held for investment, and an additional $14.0 million of other C&I loans secured by taxi medallions. The remainder of the “other loan” portfolio included non-covered purchased credit-impaired (“PCI”) loans (i.e., loans that were previously covered by the FDIC LSA), as well as home equity loans, HELOCs, and a nominal amount of consumer loans.

Originations of other loans totaled $650.5 million in the current second quarter, reflecting a $258.3 million increase from the trailing-quarter volume and a $178.6 million increase from the year-earlier amount. Specialty finance loans and leases represented the bulk of the quarter’s other loan originations, at $498.9 million, reflecting a $229.8 million increase from the trailing-quarter level and a $157.9 million increase from the year-earlier amount. Other C&I loans represented $151.6 million of the other loans produced in the current second quarter, up $28.5 million and $20.7 million, respectively, from the volumes in the earlier periods.

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

At June 30, 2017 and December 31, 2016, the largest loan in our portfolio was a loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was $287.5 million at both period-ends.

In view of the heightened regulatory focus on CRE concentration, we monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the FDIC’s CRE Guidance) to our total risk-based capital to ensure that it remains within the 850% limit we have agreed to with our regulators. At June 30, 2017, the consolidated Banks’ CRE concentration ratio was 738.8%.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2017:

	At June 30, 2017
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,195,656	26.79%	$3,900,543	51.73%
Brooklyn	4,157,601	15.48	600,209	7.96
Bronx	3,771,481	14.04	102,739	1.36
Queens	2,137,565	7.96	647,592	8.59
Staten Island	79,227	0.29	54,970	0.73

Total New York City	$17,341,530	64.56%	$5,306,053	70.37%

Long Island	509,900	1.90	868,147	11.51
Other New York State	971,755	3.62	186,359	2.47
All other states	8,036,023	29.92	1,180,074	15.65

Total	$26,859,208	100.00%	$7,540,633	100.00%

At June 30, 2017, the largest concentration of one-to-four family loans held for investment was located in California, with a total of $208.6 million; the largest concentration of ADC loans held for investment was located in New York City, with a total of $273.1 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

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

The Company originated loans held for sale of $561.9 million in the current second quarter, comparable with the trailing-quarter volume and a $715.2 million decrease from the volume in the second quarter of 2016. The decline in production was attributable to the rise in residential mortgage interest rates since last November, which resulted in a decline in refinancing activity. Additionally, during the quarter, the Company transferred $1.5 billion of covered loans which are being sold to Cerberus and $56.1 million of its legacy one-to-four family residential and home equity loans to the “Held for Sale” category. As a result of these factors, the balance of loans held for sale rose $1.6 billion sequentially to $1.8 billion.

Of the one-to-four family loans produced for sale in the current second quarter, 88.0% were agency-conforming and 12.0% were non-conforming loans.

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

We record a liability for estimated losses relating to these representations and warranties, which is included in “Other liabilities” in the accompanying Consolidated Statements of Condition. The related expense is recorded in “Mortgage banking income” in the accompanying Consolidated Statements of Income and Comprehensive Income. At both June 30, 2017 and 2016, the respective liabilities for estimated possible future losses relating to these representations and warranties were $2.1 million.

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

As of June 30, 2017, 20 repurchased loans with an aggregate principal balance of $4.0 million were outstanding and held for investment. In addition, 12 indemnified loans with an aggregate principal balance of $2.6 million were outstanding and were all performing as of that date.

The following table sets forth the activity in our representation and warranty reserve during the periods indicated:

Representation and Warranty Reserve

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance, beginning of period	$2,106	$2,132	$2,108	$8,008
(Recoveries of) provision for repurchase losses	(33)	14	(35)	14
Reversal of provision for repurchase losses	—	—	—	(5,876)

Balance, end of period	$2,073	$2,146	$2,073	$2,146

Outstanding Loan Commitments

At June 30, 2017, we had outstanding loan commitments of $2.4 billion, up $68.4 million from the level at March 31, 2017. Commitments to originate loans held for investment represented $2.2 billion of the June 30th total, and commitments to originate loans held for sale represented the remaining $260.1 million. At December 31, 2016, the respective commitments were $1.8 billion and $242.5 million.

Multi-family and CRE loans together represented $802.8 million of held-for-investment loan commitments at the end of the second quarter, while one-to-four family, ADC, and other loans represented $25.0 million, $282.3 million, and $1.4 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $839.3 million and commitments to originate other C&I loans of $474.5 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $360.4 million at June 30, 2017, a $32.4 million increase from the volume at March 31st. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment (Excluding PCI Loans) and Non-Covered Other Real Estate Owned

Non-performing non-covered assets represented $91.6 million, or 0.20%, of total non-covered assets at June 30, 2017, as compared to $70.4 million, or 0.15% at March 31, 2017 and $68.1 million, or 0.14% of total non-covered assets, at December 31, 2016. The $21.2 million increase was the net effect of a $21.8 million rise in non-performing non-covered loans to $82.0 million, and a $666,000 reduction in non-covered OREO to $9.6 million. Non-performing non-covered loans represented 0.22% of total non-covered loans at the end of the second quarter, compared to 0.16% at March 31st and 0.15% at December 31st.

The increase in both non-performing non-covered loans and non-performing non-covered assets in the current six-month period was largely attributable to the transition to non-accrual status of taxi medallion and taxi medallion-related loans. As reflected in the tables featured later in this discussion, the balance of non-accrual non-covered mortgage loans declined $7.5 million from the year-end balance to $31.2 million, while the balance of non-accrual non-covered other loans rose $33.0 million to $50.7 million. Taxi medallion and taxi medallion-related loans accounted for $48.3 million of this total.

In addition, the Company recorded net charge-offs of $11.4 million during the current second quarter, representing a modest 0.03% of average loans.

The following table sets forth the changes in non-performing non-covered loans over the six months ended June 30, 2017:

(in thousands)
Balance at December 31, 2016	$56,469
New non-accrual	43,389
Charge-offs	(6,274)
Transferred to other real estate owned	—
Loan payoffs, including dispositions and principal pay-downs	(11,506)
Restored to performing status	(90)

Balance at June 30, 2017	$81,988

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances for the six months ended June 30, 2017:

			Change from December 31, 2016 to June 30, 2017
(dollars in thousands)	June 30, 2017	December 31, 2016	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$9,820	$13,558	$(3,738)	(27.57)%
Commercial real estate	4,497	9,297	(4,800)	(51.63)
One-to-four family	10,724	9,679	1,045	10.80
Acquisition, development, and construction	6,200	6,200	—	—

Total non-accrual non-covered mortgage loans	31,241	38,734	(7,493)	(19.34)
Non-accrual non-covered other loans(1)	50,747	17,735	33,012	186.14

Total non-performing non-covered loans	$81,988	$56,469	$25,519	45.19%

(1)	Includes $34.3 million of non-accrual non-covered New York City taxi medallion loans and $14.0 million of other C&I loans secured by taxi medallions at June 30, 2017; and $15.2 million of non-accrual non-covered New York City taxi medallion loans at December 31, 2016.

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2017 and December 31, 2016, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2017. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at June 30, 2017 and December 31, 2016:

As of June 30, 2017	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	6	$9,814	6	$4,497
New York Commercial Bank	1	6	—	—

Total for New York Community Bancorp	7	$9,820	6	$4,497

As of December 31, 2016	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	11	$13,298	7	$4,297
New York Commercial Bank	2	260	2	5,000

Total for New York Community Bancorp	13	$13,558	9	$9,297

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

In addition, one-to-four family loans, ADC loans, and other loans represented 1.1%, 1.0%, and 5.5%, respectively, of total non-covered loans held for investment at June 30, 2017, comparable to or consistent with the levels at both March 31, 2017 and December 31, 2016. Furthermore, while 2.6% of our one-to-four family loans were non-performing at the end of the current second quarter, 1.7% of our ADC loans and 2.5% of our other loans were non-performing at that date.

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

The following table presents our held-for-investment loans 30 to 89 days past due by loan type and the changes in the respective balances for the six months ended June 30, 2017:

			Change from December 31, 2016 to June 30, 2017
(dollars in thousands)	June 30, 2017	December 31, 2016	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$4,201	$28	$4,173	14,903.57%
Commercial real estate	1,586	—	1,586	—
One-to-four family	297	2,844	(2,547)	(89.56)
Acquisition, development and construction	—	—	—	—
Other loans	6,051	7,511	(1,460)	(19.44)

Total non-covered loans 30-89 days past due	$12,135	$10,383	$1,752	16.87%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Largely reflecting the nature of our primary lending niche and our conservative underwriting standards, we recorded no losses on our portfolios of multi-family, CRE, one-to-four family, or ADC loans in the second quarter of 2017.

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded an $11.6 million provision for such losses in the current second quarter, as compared to $1.8 million and $2.7 million, respectively, in the trailing and year-earlier three months. Reflecting the second-quarter provision, and the aforementioned net charge-offs, the allowance for losses on non-covered loans was relatively unchanged at June 30, 2017, totaling $154.7 million. The June 30th balance represented 0.41% of total non-covered loans and 186.39% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of the end of the current second quarter, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At June 30, 2017, our three largest non-performing loans were a C&I loan with a balance of $12.1 million, a multi-family loan with a balance of $7.8 million, and an ADC loan with a balance of $6.2 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At June 30, 2017, non-accrual TDRs included taxi medallion and taxi medallion-related loans with a combined balance of $25.5 million.

At June 30, 2017, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates totaled $37.4 million; loans in connection with which forbearance agreements were reached totaled $2.6 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, CRE loans, one-to-four family loans, and other loans were 100%, 100%, 81%, and 86%, respectively, at June 30, 2017. There were no restructured ADC loans at that date.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the six months ended June 30, 2017:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2016	$3,466	$16,454	$19,920
New TDRs	177	22,820	22,997
Transferred to other real estate owned	—	—	—
Transferred from accruing to non-accrual	(1,254)	1,254	—
Loan payoffs, including dispositions and principal pay-downs	(31)	(2,842)	(2,873)

Balance at June 30, 2017	$2,358	$37,686	$44,044

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2017, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at June 30, 2017 and December 31, 2016. Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

	At or For the	At or For the
	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2017	December 31, 2016
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$156,524	$145,196
Provision for losses on non-covered loans	13,332	12,036
Charge-offs:
Multi-family	—	—
Commercial real estate	—	—
One-to-four family	(90)	(170)
Acquisition, development, and construction	—	—
Other loans	(17,646)	(3,413)

Total charge-offs	(17,736)	(3,583)
Recoveries:
Multi-family	—	78
Commercial real estate	25	799
One-to-four family	—	228
Acquisition, development, and construction	155	167
Other loans	517	1,603

Total recoveries	697	2,875

Net charge-offs	(17,039)	(708)

Balance at end of period	$152,817	$156,524

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$9,820	$13,558
Commercial real estate	4,497	9,297
One-to-four family	10,724	9,679
Acquisition, development, and construction	6,200	6,200

Total non-accrual non-covered mortgage loans	$31,241	$38,734
Other non-accrual non-covered loans	50,747	17,735

Total non-performing non-covered loans (1)	$81,988	$56,469
Non-covered other real estate owned (2)	9,593	11,607

Total non-performing non-covered assets	$91,581	$68,076

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.22%	0.15%
Non-performing non-covered assets to total non-covered assets	0.20	0.14
Allowance for losses on non-covered loans to non-performing non-covered loans	186.39	277.19
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.42
Net charge-offs during the period to average loans outstanding during the period (3)	0.04	0.00
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$4,201	$28
Commercial real estate	1,586	—
One-to-four family	297	2,844
Acquisition, development, and construction	—	—
Other loans	6,051	7,511

Total non-covered loans 30-89 days past due (4)	$12,135	$10,383

(1)	The June 30, 2017 and December 31, 2016 amounts exclude loans 90 days or more past due of $129.1 million and $131.5 million, respectively, that are covered by the FDIC LSA. The June 30, 2017 and December 31, 2016 amounts also exclude non-covered PCI loans of $595 thousand and $869 thousand, respectively.
(2)	The June 30, 2017 and December 31, 2016 amounts exclude OREO of $16.8 million and $17.0 million, respectively, that is covered by the FDIC LSA.
(3)	Average loans include covered loans.
(4)	The June 30, 2017 and December 31, 2016 amounts exclude loans 30 to 89 days past due of $22.9 million and $22.6 million, respectively, that are covered by the FDIC LSA. The December 31, 2016 amount also excludes $6 thousand of non-covered PCI loans.

Covered Loans and Covered Other Real Estate Owned

The credit risk associated with the assets acquired in our AmTrust transaction in December 2009 and our Desert Hills transaction in March 2010 has been substantially mitigated by our LSA with the FDIC. Under the terms of the LSA, the FDIC agreed to reimburse us for 80% of losses (and share in 80% of any recoveries) up to a specified threshold with respect to the loans and OREO acquired in the transactions, and to reimburse us for 95% of any losses (and share in 95% of any recoveries) with respect to the acquired assets beyond that threshold. The loss sharing (and reimbursement) agreements applicable to one-to-four family mortgage loans and HELOCs are effective for a ten-year period from the date of acquisition. Under the loss sharing agreements applicable to all other covered loans and OREO, the FDIC reimbursed us for losses for a five-year period from the date of acquisition which has since expired; the period for sharing in recoveries on all other covered loans and OREO extends for a period of eight years from the acquisition date.

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

In connection with the AmTrust and Desert Hills Loss Share Agreements, we established FDIC loss share receivables of $740.0 million and $69.6 million, respectively, which were the acquisition-date fair values of the respective Loss Share Agreements (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables increase if the losses increase, and decrease if the losses fall short of the expected amounts. Increases in estimated reimbursements are recognized in income in the same period that they are identified and that the allowance for losses on the related covered loans is recognized.

In late June 2017, the Company received approval from the FDIC to sell the assets covered under our LSA and entered into an agreement to sell the majority of our one-to-four family residential mortgage-related assets, including those covered under the LSA, to an affiliate of Cerberus.

In the six months ended June 30, 2017 and 2016, we recorded FDIC indemnification expense of $19.0 million and $3.8 million, respectively, in “Non-interest income.” In connection with the announcement to exit our LSA with the FDIC, we recovered $23.7 million from the allowance for losses on covered loans during the six months ended June 30, 2017, compared to $4.8 million in the year-ago period. See the discussion of FDIC indemnification expense that appears under “Non-interest income” later in this report.

Decreases in estimated reimbursements from the FDIC, if any, are recognized in income prospectively over the life of the related covered loans (or, if shorter, over the remaining term of the LSA). Related additions to the accretable yield on covered loans will be recognized in income prospectively over the lives of the loans. Gains and recoveries on covered assets will offset losses, or be paid to the FDIC at the applicable loss share percentage at the time of recovery.

The loss share receivables may also increase due to accretion, or decrease due to amortization. In the six months ended June 30, 2017 and 2016, we recorded amortization of $31.2 million and $23.3 million, respectively. Accretion of the FDIC loss share receivable relates to the difference between the discounted, versus the undiscounted, expected cash flows of covered loans subject to the FDIC LSA. Amortization occurs when the expected cash flows from the covered loan portfolio improve, thus reducing the amounts receivable from the FDIC. These cash flows are discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursements from the FDIC. In the six months ended June 30, 2017 and 2016, we received FDIC reimbursements of $5.5 million and $6.9 million, respectively.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

The following table presents information regarding our non-performing assets and loans past due at June 30, 2017 and December 31, 2016, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Six Months Ended June 30, 2017	At or For the Year Ended December 31, 2016
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$—	$—
Commercial real estate	595	612
One-to-four family	120,816	125,076
Acquisition, development, and construction	—	—
Other	8,278	6,646

Total covered loans and non-covered PCI loans 90 days or more past due	$129,689	$132,334
Covered other real estate owned	16,801	16,990

Total covered assets and non-covered PCI loans	$146,490	$149,324

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$9,820	$13,558
Commercial real estate	5,092	9,909
One-to-four family	131,540	134,755
Acquisition, development, and construction	6,200	6,200
Other non-performing loans	59,025	24,381

Total non-performing loans	$211,677	$188,803
Other real estate owned	26,394	28,598

Total non-performing assets	$238,071	$217,401

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.55%	0.48%
Total non-performing assets to total assets	0.49	0.44
Allowance for loan losses to total non-performing loans	73.08	96.39
Allowance for loan losses to total loans	0.40	0.47
Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	—	—
One-to-four family	17,718	21,112
Acquisition, development, and construction	—	—
Other loans	5,134	1,542

Total covered loans and non-covered PCI loans 30-89 days past due	$22,852	$22,654

Total Loans 30-89 Days Past Due:
Multi-family	$4,201	$28
Commercial real estate	1,586	—
One-to-four family	18,015	23,956
Acquisition, development, and construction	—	—
Other loans	11,185	9,053

Total loans 30-89 days past due	$34,987	$33,037

Geographical Analysis of Non-Performing Loans (Non-Covered Loans, Covered Loans, and Non-Covered PCI Loans)

The following table presents a geographical analysis of our non-performing loans at June 30, 2017:

	Non-Performing Loans
(in thousands)	Non-Covered Loans(1)	Covered & Non-Covered PCI Loans	Total
New York	$56,878	$13,688	$70,566
New Jersey	17,740	8,117	25,857
Florida	—	17,753	17,753
California	217	14,680	14,897
Maryland	6,200	7,736	13,936
Ohio	2	9,349	9,351
Massachusetts	—	7,406	7,406
Connecticut	—	3,098	3,098
All other states	951	47,861	48,812

Total non-performing loans	$81,988	$129,688	$211,676

(1)	Excludes $595 thousand of non-covered PCI loans.

Securities

During the current second quarter, the Company repositioned its “Held-to-Maturity” securities portfolio by designating the entire portfolio as “Available-for-Sale.” In addition, it took advantage of favorable bond market conditions and sold approximately $521.0 million of securities, resulting in a pre-tax gain on sale of $26.9 million. Primarily reflecting this sale and repayments, securities declined $521.2 million from the first-quarter 2017 balance and $645.9 million from the year-end 2016 balance to $3.2 billion, representing 6.6% of total assets, at June 30, 2017.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At June 30, 2017 and December 31, 2016, the Community Bank held FHLB-NY stock in the amount of $573.4 million and $562.0 million, and the Commercial Bank held FHLB-NY stock of $15.7 million and $16.4 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Community Bank totaled $15.0 million and $12.9 million, respectively, in the six months ended June 30, 2017 and 2016; dividends from the FHLB-NY to the Commercial Bank totaled $486,000 and $741,000 in the corresponding periods.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $11.7 million to $960.7 million in the six months ended June 30, 2017.

FDIC Loss Share Receivable

In connection with our FDIC LSA, we recorded FDIC loss share receivables of $188.0 million, $221.2 million, and $243.7 million, respectively, at June 30, 2017, March 31, 2017, and December 31, 2016. The respective amounts represent the then-present values of the reimbursements we expected to receive under our FDIC LSA at those dates.

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

While goodwill totaled $2.4 billion at both June 30, 2017 and December 31, 2016, the balance of CDI, net, declined from $208,000 to $24,000 as a result of amortization in the first six months of this year.

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

Loan repayments and sales totaled $3.4 billion in the six months ended June 30, 2017, down from the $6.0 billion recorded in the year-earlier six months. Cash flows from the repayment and sale of securities totaled $864.9 million and $2.3 billion, respectively, in the corresponding periods, while purchases of securities totaled $97.0 million and $122.6 million, respectively.

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

In the six months ended June 30, 2017, deposits rose $5.7 million to $28.9 billion, from the level recorded at December 31, 2016. The increase reflects a $653.7 million increase in certificates of deposit (“CDs”) to $8.2 billion and a $77.2 million increase in non-interest bearing accounts. This increase was largely offset by a $581.2 million decrease in NOW and money market accounts to $12.8 billion, and a $144.0 million decrease in savings accounts to $5.1 million. CDs represented 28.5% of total deposits at the end of the second quarter, and deposits represented 59.8% of total assets at that date.

Included in the June 30th balance of deposits were institutional deposits of $2.3 billion and municipal deposits of $728.6 million, as compared to $2.8 billion and $637.7 million, respectively, at December 31, 2016. Brokered deposits dropped $96.5 million during this timeframe, to $3.8 billion, as a $92.5 million increase in brokered money market accounts to $2.6 billion combined with a $199.1 million decline in brokered interest-bearing checking accounts to $1.2 billion. At June 30, 2017, we had $10.2 million of brokered CDs. We had no brokered CDs at December 31, 2016. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. In the three months ended June 30, 2017, the balance of borrowed funds fell $849.9 million and $1.3 billion, respectively from the trailing quarter and year end to $12.4 billion, representing 25.6% of total assets, at that date.

Wholesale Borrowings

Wholesale borrowings accounted for all of the decline in borrowed funds from both the trailing quarter and year-end levels. In the three months ended June 30, 2017, wholesale borrowings fell $850.0 million and $1.3 billion, respectively, to $12.0 billion, representing 24.8% of total assets at that date.

FHLB-NY advances declined $110.0 million during this time, to $11.6 billion, while the balance of repurchase agreements dropped $1.1 billion to $450.0 million. In addition, while federal funds purchased amounted to $150.0 million at the end of December, there were no federal funds purchased at June 30, 2017.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.0 million at the end of the current second quarter, comparable to the balance at December 31st.

Risk Definitions

The following outlines the definitions of risk and how the Company manages interest rate risk, market risk, and liquidity risk:

Interest Rate Risk – Interest rate risk is the risk to earnings or capital arising from movements in interest rates. Interest rate risk arises from differences between the timing of rate changes and the timing of cash flows (re-pricing risk); from changing rate relationships among different yield curves affecting Company activities (basis risk); from changing rate relationships across the spectrum of maturities (yield curve risk); and from interest-related options embedded in a bank’s products (options risk). The evaluation of interest rate risk must consider the impact of complex, illiquid hedging strategies or products, and also the potential impact on fee income (e.g. prepayment income) which is sensitive to changes in interest rates. In those situations where trading is separately managed, this refers to structural positions and not trading portfolios.

Market Risk – Market risk is the risk to earnings or capital arising from changes in the value of portfolios of financial instruments. This risk arises from market-making, dealing, and position-taking activities in interest rate, foreign exchange, equity, and commodities markets. Many banks use the term “price risk” interchangeably with market risk; this is because market risk focuses on the changes in market factors (e.g., interest rates, market liquidity, and volatilities) that affect the value of traded instruments. The primary accounts affected by market risk are those which are revalued for financial presentation (e.g., trading accounts for securities, derivatives, and foreign exchange products).

Liquidity Risk – Liquidity risk is the risk to earnings or capital arising from a bank’s inability to meet its obligations when they become due, without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources. Liquidity risk also arises from a bank’s failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value.

Management of Market and Interest Rate Risk

We manage our assets and liabilities to reduce our exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given our business strategy, risk appetite, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with guidelines approved by the Boards of Directors of the Company, the Community Bank, and the Commercial Bank.

Market Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility. Changes in interest rates pose the greatest challenge to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Boards of Directors and management monitor interest rate sensitivity on a regular or as needed basis so that adjustments to the asset and liability mix can be made when deemed appropriate.

The actual duration of held-for-investment mortgage loans and mortgage-related securities can be significantly impacted by changes in prepayment levels and market interest rates. The level of prepayments may be impacted by a variety of factors, including the economy in the region where the underlying mortgages were originated; seasonal factors; demographic variables; and the assumability of the underlying mortgages. However, the largest determinants of prepayments are interest rates and the availability of refinancing opportunities.

In the first six months of 2017, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; and (2) We continued the origination of certain C&I loans that feature floating interest rates.

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

At June 30, 2017, our one-year gap was a negative 23.83%, as compared to a negative 21.37% at December 31, 2016. The 246-basis point change was largely due to an increase in borrowings maturing or repricing within one year, combined with a decrease in loans and deposits maturing or repricing within that time.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2017 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2017 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 15% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 14% and 10% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 56% for the first five years and 44% for years six through ten. NOW accounts were assumed to decay at a rate of 73% for the first five years and 27% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 71% for the first five years and 29% for years six through ten.

Interest Rate Sensitivity Analysis

	At June 30, 2017
	Three	Four to	More Than	More Than	More Than	More
	Months	Twelve	One Year	Three Years	Five Years	Than
(dollars in thousands)	or Less	Months	to Three Years	to Five Years	to 10 Years	10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$4,692,705	$4,111,172	$11,644,150	$13,151,735	$5,143,783	$229,230	$38,972,775
Mortgage-related securities (2)(3)	55,474	48,413	155,449	756,858	1,502,777	105,277	2,624,248
Other securities and money market investments (2)	904,332	60,644	3,793	10,869	60,613	95,685	1,135,936
MM/FFS	6,932	—	—	—	—	—	6,932

Total interest-earning assets	5,659,443	4,220,229	11,803,392	13,919,462	6,707,173	430,192	42,739,891

INTEREST-BEARING LIABILITES:
NOW and money market accounts	6,983,141	431,628	996,589	818,151	3,584,367	—	12,813,876
Savings accounts	788,432	959,671	634,496	500,532	2,253,242	—	5,136,373
Certificates of deposit	1,005,380	6,599,523	542,664	69,395	13,891	—	8,230,853
Borrowed funds	313,926	4,320,000	7,484,500	100,000	—	145,100	12,363,526

Total interest-bearing liabilities	9,090,879	12,310,822	9,658,249	1,488,078	5,851,500	145,100	38,544,628

Interest rate sensitivity gap per period (4)	$(3,431,436)	$(8,090,593)	$2,145,143	$12,431,384	$855,673	$285,092	$4,195,263

Cumulative interest rate sensitivity gap	$(3,431,436)	$(11,522,029)	$(9,376,886)	$3,054,498	$3,910,171	$4,195,263

Cumulative interest rate sensitivity gap as a percentage of total assets	(7.10)%	(23.83)%	(19.39)%	6.32%	8.09%	8.68%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	62.25%	46.16%	69.81%	109.38%	110.18%	110.88%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of June 30, 2017, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 5.43% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 4.03% per annum.

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

Based on the information and assumptions in effect at June 30, 2017, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(0.54)%
+200	(8.29)%

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2017, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(2.40)%
+200	(5.86)%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2017, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 3.79% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 3.62% increase.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.1 billion and $557.9 million, respectively, at June 30, 2017 and December 31, 2016. As in the past, our portfolios of loans and securities provided liquidity in the first six months of the year, with cash flows from the repayment and sale of loans totaling $4.0 billion and cash flows from the repayment and sale of securities totaling $864.9 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2017, our available borrowing capacity with the FHLB-NY was $7.2 billion. In addition, the Banks had $3.2 billion of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At June 30, 2017, the maximum amount the Community Bank could borrow from the FRB-NY was $1.3 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $119.9 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first six months of 2017, the volume of loans originated for investment was $3.5 billion. During this time, the net cash provided by investing activities totaled $1.0 billion. Our operating activities provided net cash of $536.5 million, while the net cash used in our financing activities totaled $986.4 million.

CDs due to mature in one year or less from June 30, 2017 totaled $7.6 billion, representing 92.4% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended June 30, 2017, the Banks paid dividends totaling $179.0 million to the Parent Company, leaving $267.6 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at June 30, 2017 included $140.5 million in cash and cash equivalents and $2.0 billion of available-for-sale securities. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At June 30, 2017, we held derivative financial instruments with a notional value of $1.6 billion. (See Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In March 2017, the Company raised $502.8 million, net of underwriting and other issuance expenses, through an offering of depositary shares, each representing a 1/40 interest in a share of preferred stock. Primarily reflecting the capital raised, total stockholders’ equity rose $610.8 million from the December 31st balance to $6.7 billion at June 30, 2017.

Common stockholders’ equity represented 12.89%, 12.58%, and 12.52%, respectively, of total assets at June 30, 2017, March 31, 2017, and December 31, 2016, and was equivalent to a book value per common share of $12.74 at June and $12.57 at March and December. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At June 30, 2017, March 31, 2017, and December 31, 2016, we had outstanding common shares of 489,023,298, 488,953,712, and 487,056,676, respectively.

Tangible common stockholders’ equity was relatively stable at $3.8 billion, representing 8.27% of tangible assets and a tangible book value per common share of $7.76 at June 30, 2017. At the end of the first quarter and of December 31, 2016, tangible common stockholders’ equity totaled $3.7 billion, representing 7.99% and 7.93% of tangible asset, respectively, and a tangible book value per common share of $7.58 and $7.57, respectively.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At June 30, 2017, March 31, 2017, and December 31, 2016, we recorded goodwill of $2.4 billion; CDI was $24,000, $54,000, and $208,000, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which declined $54.8 million from the balance at the end of March and $55.4 million from the end of December to $1.3 million at June 30, 2017. The reduction was the result of a $53.0 million increase in the net unrealized gain on available-for-sale securities, net of tax, to $52.2 million; a $2.4 million decrease in pension and post-retirement obligations, net of tax, to $48.3 million; and a nominal decline in the net unrealized loss on the non-credit portion of OTTI losses, net of tax, to $5.2 million.

At June 30, 2017, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At June 30, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,795,745	11.16%	$4,298,585	12.64%	$4,800,495	14.11%	$4,298,585	9.23%
Minimum for capital adequacy purposes	1,530,897	4.50	2,041,195	6.00	2,721,594	8.00	1,862,079	4.00

Excess	$2,264,848	6.66%	$2,257,390	6.64%	$2,078,901	6.11%	$2,436,506	5.23%

Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At June 30, 2017, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 611 basis points and the fully-phased in capital conservation buffer by 361 basis points.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at June 30, 2017:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At June 30, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,134,984	13.11%	$4,134,984	13.11%	$4,262,828	13.52%	$4,134,984	9.53%
Minimum for capital adequacy purposes	1,418,953	4.50	1,891,937	6.00	2,522,582	8.00	1,735,375	4.00

Excess	$2,716,031	8.61%	$2,243,047	7.11%	$1,740,246	5.52%	$2,399,609	5.53%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At June 30, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$384,866	15.36%	$384,866	15.36%	$412,682	16.47%	$384,866	11.24%
Minimum for capital adequacy purposes	112,787	4.50	150,382	6.00	200,510	8.00	136,986	4.00

Excess	$272,079	10.86%	$234,484	9.36%	$212,172	8.47%	$247,880	7.24%

As of June 30, 2017, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “well capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended June 30, 2017

Net income available to common shareholders (“net income”) totaled $107.0 million in the current second quarter, equivalent to $0.22 per diluted common share. In the trailing and year-earlier quarters, net income totaled $104.0 million and $126.5 million, and was equivalent to $0.21 and $0.26 per diluted common share, respectively. The sequential and year-over-year declines in net income were primarily due to a decrease in net interest income, as further discussed below.

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

The cost of our deposits and short-term borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. Since the fourth quarter of 2008, when the target federal funds rate was lowered to a range of 0% to 0.25%, the rate has been raised three times: on December 17, 2015, to a range of 0.25% to 0.50%; on December 14, 2016, to a range of 0.50% to 0.75%; on March 15, 2017, to a range of 0.75% to 1.00%, and, most recently on June 14, 2017 to a range of 1.00% to 1.25%.

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the second quarter of 2017, the average five-year CMT was 1.81%, as compared to 1.95% and 1.24%, respectively, in the trailing and year-earlier quarters. The average ten-year CMT was 2.26% in the current second quarter, as compared to 2.45% and 1.75%, respectively, in the prior periods.

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

The Company recorded net interest income of $287.8 million in the current second quarter, a $7.1 million decrease from the trailing-quarter level and a $37.8 million decrease from the year-earlier amount.

Linked-Quarter Comparison

The sequential decline in net interest income was attributable to a variety of factors, including an increase in our cost of funds, as short-term interest rates rose in the quarter; a decline in the yield on our interest-earning assets as a rise in market interest rates reduced loan demand and the level of prepayment income; and a resultant decline in the size of our average balance sheet. Details of the linked-quarter decline in net interest income follow:

•	Interest income of $399.1 million in the current second quarter was comparable to the amount reported in the trailing quarter. Interest income from loans rose $2.9 million to $361.3 million, while interest income from securities declined $3.0 million to $37.7 million.

•	The increase in the interest income from loans was driven by a $44.0 million increase in the average balance to $39.1 billion and a three-basis point increase in the average yield to 3.70%. The increase in the average yield was a function of the increase in prepayment income. Prepayment income on loans contributed 14 basis points to the average yield on loans, an increase of four basis points.

•	The decline in the interest income from securities was due to declines in both the average balance and in the average yield. The average balance declined $113.8 million to $4.2 billion due to sales of certain securities in the latter half of the second quarter, while the 22-basis point decline in the average yield reflects a decline in market interest rates during the current quarter. Prepayment income on securities contributed 17 basis points to the average yield on securities, a decrease of seven basis points.

•	As a result, the average balance of interest-earning assets fell $69.8 million sequentially to $43.3 billion and the average yield on such assets remained unchanged at 3.68%.

•	Interest expense rose $7.1 million sequentially to $111.3 million, as a $6.6 million increase in interest expense on total interest-bearing deposits combined with a more modest increase in the interest expense on borrowed funds.

•	Specifically, interest expense on interest-bearing deposits rose to $55.2 million, as a $91.8 million decline in the average balance to $26.1 billion combined with a ten-basis point increase in the average cost of such funds to 0.85%. In addition, the interest expense on borrowed funds rose to $56.1 million as a $199.4 million decline in the average balance to $13.2 billion was slightly offset by a two-basis point increase in the average cost to 1.70%.

•	As a result, the average balance of interest-bearing liabilities fell $291.2 million sequentially to $39.3 billion and the average cost of funds rose seven basis points to 1.14%.

Year-Over-Year Comparison

The following factors contributed to the year-over-year reduction in net interest income:

•	Interest income fell $20.5 million year-over-year as an $11.4 million decline in the interest income from securities was coupled with a $9.2 million decline in the interest income from loans.

•	The decline in the interest income from loans was the net effect of a $259.4 million rise in the average balance and a 12-basis point decline in the average yield. In addition, prepayment income contributed $18.2 million to the interest income from loans and 19 basis points to the average yield on such assets in the year-earlier quarter.

•	The year-over-year reduction in interest income from securities was driven by a $384.3 million decline in the average balance and a 71-basis point drop in the average yield. The decline in the average balance reflects the high volume of securities calls in last year’s second quarter.

•	As a result, the average balance of interest-earning assets fell $125.0 million from the year-earlier level and the average yield fell 18 basis points.

•	Interest expense rose $17.3 million year-over-year as the interest expense on deposits rose $13.9 million and the interest expense on borrowed funds rose $3.4 million.

•	The year-over-year rise in interest expense stemming from deposits was due to a 21-basis point rise in the average cost of such funds due to higher short-term interest rates, offset by a $130.3 million decrease in the average balance. The increase in the interest income from borrowed funds was driven by a 12-basis point rise in the average cost of such funding and tempered by a $190.8 million decline in the average balance from the year-earlier amount.

•	As a result, the average balance of interest-bearing liabilities fell $321.1 million and the average cost of funds rose 18 basis points year-over-year.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.65%, the margin was six basis points narrower than the trailing-quarter measure and 34 basis points narrower than the margin recorded in the second quarter of last year. The respective reductions were due, in part, to a decline in prepayment income from the levels recorded in the trailing and year-earlier quarters, as reflected in the following table:

	For the Three Months Ended
(dollars in thousands)	June 30, 2017		March 31, 2017		June 30, 2016
Total interest income	$399,075		$399,119		$419,615
Prepayment income:
From loans	$13,285		$9,566		$18,192
From securities	1,708		2,548		8,052

Total prepayment income	$14,993		$12,114		$26,244

Net interest margin (including the contribution of prepayment income)	2.65%		2.71%		2.99%
Less:
Contribution of prepayment income to net interest margin:
From loans	12	bps	9	bps	16	bps
From securities	2		2		8

Total contribution of prepayment income to net interest margin	14	bps	11	bps	24	bps

Adjusted net interest margin (i.e., excluding the contribution of prepayment income) (1)	2.51%		2.60%		2.75%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure, as more fully discussed below.

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

Net Interest Income Analysis

	For the Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,113,348	$361,330	3.70%	$39,069,323	$358,402	3.67%	$38,853,991	$370,482	3.82%
Securities and money market investments(2)(3)	4,235,227	37,745	3.55	4,349,028	40,717	3.77	4,619,569	49,133	4.26

Total interest-earning assets	43,348,575	399,075	3.68	43,418,351	399,119	3.68	43,473,560	419,615	3.86
Non-interest-earning assets	5,720,589			5,317,958			5,225,781

Total assets	$49,069,164			$48,736,309			$48,699,341

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$12,971,440	$24,084	0.74%	$13,213,490	$19,709	0.60%	$13,406,017	$15,286	0.46%
Savings accounts	5,260,397	7,150	0.55	5,250,724	6,810	0.53	5,849,980	7,354	0.51
Certificates of deposit	7,827,633	24,006	1.23	7,687,089	22,131	1.17	6,933,766	18,738	1.09

Total interest-bearing deposits	26,059,470	55,240	0.85	26,151,303	48,650	0.75	26,189,763	41,378	0.64
Borrowed funds	13,195,987	56,066	1.70	13,395,369	55,552	1.68	13,386,815	52,664	1.58

Total interest-bearing liabilities	39,255,457	111,306	1.14	39,546,672	104,202	1.07	39,576,578	94,042	0.96
Non-interest-bearing deposits	2,960,164			2,735,560			2,971,058
Other liabilities	203,237			218,726			122,537

Total liabilities	42,418,858			42,500,958			42,670,173
Stockholders’ equity	6,650,306			6,235,351			6,029,168

Total liabilities and stockholders’ equity	$49,069,164			$48,736,309			$48,699,341

Net interest income/interest rate spread		$287,769	2.54%		$294,917	2.61%		$325,573	2.90%

Net interest margin			2.65%			2.71%			2.99%

Ratio of interest-earning assets to interest-bearing liabilities			1.10x			1.10x			1.10x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for (Recovery of) Loan Losses

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded an $11.6 million provision for non-covered loan losses in the current second quarter, as compared to $1.8 million and $2.7 million in the three months ended March 31, 2017 and June 30, 2016. The elevated loan loss provision for the current second quarter was related to New York City taxi medallion loans. In the second quarter of 2017, the Company recorded net charge-offs of $11.4 million, of which $10.9 million was related to New York City taxi medallion loans, compared to the year-earlier quarter during which the Company recorded net charge-offs of $463,000, of which $138,000 was related to New York City taxi medallion loans.

Recovery of Losses on Covered Loans

A recovery of losses on covered loans is recorded when we have reason to believe that the cash flows from certain pools of loans acquired in our FDIC-assisted transactions will exceed our expectations due to an improvement in their credit quality. Conversely, if we have reason to believe that the cash flows from certain pools of such acquired loans will fall short of our expectations as a result of a decline in credit quality, we instead record a provision for losses on covered loans. As part of the Company’s June 27th announcement to exit its FDIC LSA and sell its portfolio of covered loans, during the second quarter, the Company recovered the entire allowance for covered loan losses.

Reflecting our expectations, we recovered $17.9 million, $5.8 million, and $1.8 million from the allowance for covered loan losses in the three months ended June 30, 2017, March 31, 2017, and June 30, 2016.

Because our FDIC LSA calls for the FDIC to share in any recoveries of covered loan losses—and for the FDIC to reimburse us for a portion of our losses on covered loans—we record FDIC indemnification expense (income) in “Non-interest income” in the same period that a recovery from (provision for) the allowance for covered loan losses is recorded. The recoveries recorded in the aforementioned quarters were largely offset by FDIC indemnification expense of $14.3 million, $4.6 million, and $1.5 million, which was recorded in “Non-interest income” in the respective periods.

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

Non-interest income totaled $50.4 million in the current second quarter, up $18.3 million from the trailing-quarter level and $13.1 million from the year-earlier amount.

The linked-quarter improvement was primarily driven by a $26.9 million net gain on the sales of securities, as the Company took advantage of favorable bond market conditions. This was partially offset by a $9.7 million increase in FDIC indemnification expense and a $1.6 million decline in mortgage banking income. All other non-interest income categories increased modestly.

The year-over-year increase reflects contributions from the same factors which impacted the linked-quarter results. This increase was offset by a $4.5 million reduction from net gains on the sales of loans.

The following table summarizes our mortgage banking income for the periods indicated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
(in thousands)	2017	2017	2016
Mortgage Banking Income:
Income from originations	$4,394	$4,975	$10,194
Servicing income (loss)	3,802	4,789	(3,237)

Total mortgage banking income	$8,196	$9,764	$6,957

As reflected in the preceding table, the year-over-year increase in mortgage banking income was largely driven by the $7.0 million difference between the servicing income recorded in the current second quarter and the year-earlier servicing loss. The loss was primarily due to a change in modeling assumptions used by the Company’s mortgage banking operation for the valuation of MSRs. In contrast, the lower level of income from originations recorded in the year-earlier second quarter was attributable to the lower volume of loans originated and sold.

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

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
	June 30,	March 31,	June 30,
(in thousands)	2017	2017	2016
Mortgage banking income	$8,196	$9,764	$6,957
Fee income	8,151	7,860	7,917
BOLI income	6,519	6,337	6,843
Net gain (loss) on sales of loans	1,397	(266)	5,878
Net gain on sales of securities	26,936	1,979	13
FDIC indemnification expense	(14,325)	(4,636)	(1,479)
Other income:
Peter B. Cannell & Co., Inc.	5,476	5,533	5,685
Third-party investment product sales	3,205	3,169	3,459
Other	4,882	2,432	2,093

Total other income	13,563	11,134	11,237

Total non-interest income	$50,437	$32,172	$37,366

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which consist of compensation and benefits expense, occupancy and equipment expense, and general and administrative (“G&A”) expense, and the amortization of the CDI stemming from certain merger transactions.

Non-interest expense totaled $163.8 million in the current second quarter, a $3.2 million decrease from the trailing-quarter level and a $2.9 million increase from the year-earlier amount. Merger-related expenses added $1.3 million to non-interest expense in the year-earlier quarter; there were no comparable expenses in the first or second quarter of 2017.

The majority of the Company’s non-interest expense consists of operating expenses, which totaled $163.7 million in the current second quarter, as compared to $166.8 million and $159.1 million, respectively, in the trailing and year-earlier periods. The linked-quarter decrease was driven by a $2.7 million decline in compensation and benefits expense to $92.9 million and a $1.7 million decline in occupancy and equipment expense to $23.4 million, offset modestly by a $1.3 million increase in G&A expense to $47.5 million.

The year-over-year increase in operating expenses was largely due to a $7.0 million increase in compensation and benefits expense coupled with a $2.1 million decrease in G&A expense. The year-over-year rise in compensation and benefits expense was generally attributable to the addition of senior level staff in various departments, while the year-over-year decline in G&A expense was largely attributable to lower FDIC insurance premiums.

Income Tax Expense

Income tax expense totaled $65.4 million in the current second quarter, modestly higher than the trailing-quarter level and $9.2 million lower than the year-earlier second-quarter amount.

While pre-tax income rose $16.5 million sequentially, to $180.7 million, the effective tax rate declined modestly to 36.22% in the current second quarter from 36.67% in the trailing three-month period.

In the second quarter of 2016, pre-tax income was $20.4 million higher than the current second-quarter level, and the effective tax rate was modestly higher at 37.13%.

Earnings Summary for the Six Months Ended June 30, 2017

In the first six months of 2017, we generated net income available to common shareholders of $211.0 million or $0.43 per diluted common share as compared to net income available to common shareholders of $256.4 million, or $0.52 per diluted common share, in the first six months of 2016.

Merger-related expenses totaled $2.5 million in the year-earlier six months; there were no merger-related expenses in the current six-month period.

Net Interest Income

Net interest income fell $70.8 million year-over-year to $582.7 million in the six months ended June 30, 2017. The decrease was the net effect of a $45.2 million decrease in interest income to $798.2 million and a $25.5 million increase in interest expense to $215.5 million. During this time, our net interest margin fell 28 basis points to 2.68%.

The following factors contributed to the year-over-year increase in net interest income and margin:

•	Prepayment penalty income contributed $27.1 million to net interest income in the first six months of 2017, a $22.9 million decrease from the amount contributed in the first six months of 2016. In addition, the current six-month amount contributed 13 basis points to our net interest margin, a nine basis-point decline from the year-earlier contribution.

•	Average interest-earning assets fell $660.5 million year-over-year to $43.40 billion, the net effect of a $445.5 million increase in average loans to $39.1 billion and a $1.1 billion reduction in average securities and money market investments to $4.3 billion. The benefit of the higher average balance was partly offset by a 15-basis point decline in the average yield on interest-earning assets to 3.68% in the first six months of this year. While the average yield on loans fell a modest 11 basis points year-over-year to 3.68%, the average yield on securities and money market investments declined 52 basis points to 3.65%.

•	Average interest-bearing liabilities declined $952.0 million year-over-year to $39.4 billion, reflecting a $930.3 million decrease in average borrowed funds to $13.3 billion and a $21.8 million decrease in average interest-bearing deposits to $26.1 billion. During this time, the average cost of funds rose 15 basis points to 1.10%, as the average cost of borrowed funds rose 17 basis points to 1.69%, and the average cost of interest-bearing deposits also increased 17 basis points to 0.80%.

The following table summarizes the contribution of prepayment income from loans and securities to our interest income and net interest margin in the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
(dollars in thousands)	2017		2016
Total interest income	$798,194		$843,425
Prepayment income:
From loans	$22,851		$29,226
From securities	4,256		20,748

Total prepayment income	$27,107		$49,974

Net interest margin (including the contribution of prepayment income)	2.68%		2.96%
Less:
Contribution of prepayment income to net interest margin:
From loans	11	bps	13	bps
From securities	2		9

Total contribution of prepayment income to net interest margin	13	bps	22	bps

Adjusted net interest margin (i.e., excluding the contribution of prepayment income)(1)	2.55%		2.74%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure, as more fully discussed below.

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

Net Interest Income Analysis

	For the Six Months Ended June 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,091,457	$719,732	3.68%	$38,645,953	$731,205	3.79%
Securities and money market investments(2)(3)	4,291,813	78,462	3.65	5,397,845	112,220	4.17

Total interest-earning assets	43,383,270	798,194	3.68	44,043,798	843,425	3.83
Non-interest-earning assets	5,520,386			5,281,846

Total assets	$48,903,656			$49,325,644

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
NOW and money market accounts	$13,091,797	$43,793	0.67%	$13,345,676	$29,905	0.45%
Savings accounts	5,255,587	13,960	0.54	6,356,600	17,562	0.56
Certificates of deposit	7,757,749	46,137	1.20	6,424,624	34,628	1.08

Total interest-bearing deposits	26,105,133	103,890	0.80	26,126,900	82,095	0.63
Borrowed funds	13,295,127	111,618	1.69	14,225,400	107,891	1.52

Total interest-bearing liabilities	39,400,260	215,508	1.10	40,352,300	189,986	0.95
Non-interest-bearing deposits	2,848,482			2,809,195
Other liabilities	210,939			162,875

Total liabilities	42,459,681			43,324,370
Stockholders’ equity	6,443,975			6,001,274

Total liabilities and stockholders’ equity	$48,903,656			$49,325,644

Net interest income/interest rate spread		$582,686	2.58%		$653,439	2.88%

Net interest margin			2.68%			2.96%

Ratio of interest-earning assets to interest-bearing liabilities			1.10x			1.09x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Recovery of (Provision for) Loan Losses

Recovery of (Provision for) Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for non-covered loan losses, we recorded a provision for losses on non-covered loans of $13.4 million in the six months ended June 30, 2017 compared to $5.5 million in the year ago six months. The higher loan loss provision for the six months ended June 30, 2017 was related to New York City taxi medallion loans. For the six months ended June 30, 2017, the Company recorded net charge-offs of $17.0 million, of which $13.8 million was related to New York City taxi medallion loans. For the six months ended June 30, 2016, the Company recorded a net recovery of $470,000, with charge-offs related to New York City taxi medallion loans of $216,000.

Provision for (Recovery of) Losses on Covered Loans

In the first six months of 2017, we recovered $23.7 million from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of covered loans as their credit quality improved and the aforementioned sale of the covered loans. In connection with this recovery, we recorded FDIC indemnification expense of $19.0 million in “Non-interest income” during the corresponding period.

In the first six months of 2016, we recovered $4.7 million from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of covered loans as their credit quality improved. In connection with this provision, we recorded FDIC indemnification income of $3.8 million in “Non-interest income” during the corresponding period.

Non-Interest Income

In the first six months of 2017, we recorded non-interest income of $82.6 million, as compared to $72.6 million in the first six months of 2016. The $10.0 million increase was driven by a combination of factors: a $28.7 million increase in the net gain on sales of securities; a $6.9 million increase in mortgage banking income; and a $3.2 million increase in other income. This was partially offset by a $3.3 million decrease on BOLI income.

The increase in mortgage banking income was the combined effect of a $14.4 million decline in income from originations and the $21.3 million difference between the $8.6 million of servicing income recorded in the current six-month period and the $12.7 million of servicing loss recorded in the six months ended June 30, 2016.

The following table summarizes our mortgage banking income for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Mortgage Banking Income:
Income from originations	$9,369	$23,807
Servicing income (loss)	8,591	(12,712)

Total mortgage banking income	$17,960	$11,095

The following table summarizes the components of non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2017	2016
Mortgage banking income	$17,960	$11,095
Fee income	16,011	15,840
BOLI income	12,856	16,179
Net gain on sales of loans	1,131	11,653
Net gain on sales of securities	28,915	176
FDIC indemnification expense	(18,961)	(3,797)
Other income:
Peter B. Cannell & Co., Inc.	11,010	11,565
Third-party investment product sales	6,375	6,356
Other	7,312	3,536

Total other income	24,697	21,457

Total non-interest income	$82,609	$72,603

Non-Interest Expense

In the first six months of 2017, we recorded non-interest expense of $330.7 million, reflecting an $11.3 million increase from the year-earlier amount. Operating expenses accounted for $330.5 million of the current six-month total, and were up $15.1 million year-over-year.

The rise in operating expenses was largely due to a $13.3 million increase in compensation and benefits expense to $188.4 million and a $2.8 million increase in G&A expense to $93.6 million. The increase in operating expenses was somewhat tempered by a $1.0 million reduction in occupancy and equipment expense to $48.5 million.

Income Tax Expense

Income tax expense fell $24.0 million year-over-year to $125.6 million in the six months ended June 30, 2017. During this time, pre-tax income declined $61.1 million to $344.9 million, while the effective tax rate was relatively unchanged at 36.43%, as compared to 36.85%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 83-87 of our 2016 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2017. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Management of Market and Interest Rate Risk” earlier in this quarterly report.

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

During the three months ended June 30, 2017, the Company allocated $502,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Second Quarter 2017	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	6,554	$13.42	$88
May 1 – May 31	11,911	13.21	157
June 1 – June 30	18,949	13.57	257

Total shares repurchased	37,414	13.43	$502

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at June 30, 2017. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (4)

3.5	Amended and Restated Bylaws of the Registrant, as of December 20, 2016 (5)

4.1	Specimen Stock Certificate (6)

4.2	Form of certificate representing the Series A Preferred Stock (7)

4.3	Form of depositary receipt representing the Depositary Shares (8)

4.4	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (9)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

11.0	Computation of Earnings per Common Share (See Note 2 to the Consolidated Financial Statements.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278), as filed with the Securities and Exchange Commission on May 11, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565), as filed with the Securities and Exchange Commission on March 15, 2004.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K (File No. 001-31565) for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017.
(6)	Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No. No. 33-66852), as filed with the Securities and Exchange Commission on July 30, 1993.
(7)	Incorporated by reference to Exhibit A to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(8)	Incorporated by reference to Exhibit B to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(9)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2017	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 9, 2017	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer