Form 10-Q
period 2017-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2017-11-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

489,054,449
Number of shares of common stock outstanding at November 6, 2017

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2017

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets:
Cash and cash equivalents	$3,277,427	$557,850
Securities:
Available-for-sale ($1,162,014 pledged at September 30, 2017)	3,031,026	104,281
Held-to-maturity ($1,930,533 pledged and fair value of $3,813,959 at December 31, 2016)	—	3,712,776

Total securities	3,031,026	3,817,057

Loans held for sale	104,938	409,152
Non-covered loans held for investment, net of deferred loan fees and costs	37,506,199	37,382,722
Less: Allowance for losses on non-covered loans	(158,918)	(158,290)

Non-covered loans held for investment, net	37,347,281	37,224,432
Covered loans	—	1,698,133
Less: Allowance for losses on covered loans	—	(23,701)

Covered loans, net	—	1,674,432

Total loans, net	37,452,219	39,308,016
Federal Home Loan Bank stock, at cost	579,474	590,934
Premises and equipment, net	375,482	373,675
FDIC loss share receivable	—	243,686
Goodwill	2,436,131	2,436,131
Core deposit intangibles	—	208
Bank-owned life insurance	961,412	949,026
Other assets (includes $16,990 of other real estate owned covered by Loss Share Agreements at December 31, 2016)	344,720	649,972

Total assets	$48,457,891	$48,926,555

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$12,338,949	$13,395,080
Savings accounts	4,996,578	5,280,374
Certificates of deposit	8,802,573	7,577,170
Non-interest-bearing accounts	2,755,097	2,635,279

Total deposits	28,893,197	28,887,903

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,554,500	11,664,500
Repurchase agreements	450,000	1,500,000
Federal funds purchased	—	150,000

Total wholesale borrowings	12,004,500	13,314,500
Junior subordinated debentures	359,102	358,879

Total borrowed funds	12,363,602	13,673,379
Other liabilities	441,438	241,282

Total liabilities	41,698,237	42,802,564

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	—
Common stock at par $0.01 (900,000,000 shares authorized; 489,072,101 and 487,067,889 shares issued; and 489,061,848 and 487,056,676 shares outstanding, respectively)	4,891	4,871
Paid-in capital in excess of par	6,063,813	6,047,558
Retained earnings	192,607	128,435
Treasury stock, at cost (10,253 and 11,213 shares, respectively)	(130)	(160)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of $34,189 and $534, respectively	47,917	(753)
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,338 and $3,351, respectively	(5,221)	(5,241)
Net unrealized loss on pension and post-retirement obligations, net of tax of $31,744 and $34,355, respectively	(47,063)	(50,719)

Total accumulated other comprehensive loss, net of tax	(4,367)	(56,713)

Total stockholders’ equity	6,759,654	6,123,991

Total liabilities and stockholders’ equity	$48,457,891	$48,926,555

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income:
Mortgage and other loans	$350,990	$367,932	$1,070,722	$1,099,137
Securities and money market investments	42,685	48,164	121,147	160,384

Total interest income	393,675	416,096	1,191,869	1,259,521

Interest Expense:
Interest-bearing checking and money market accounts	27,620	15,866	71,413	45,771
Savings accounts	7,109	7,439	21,069	25,001
Certificates of deposit	27,649	20,501	73,786	55,129
Borrowed funds	54,954	53,867	166,572	161,758

Total interest expense	117,332	97,673	332,840	287,659

Net interest income	276,343	318,423	859,029	971,862
Provision for losses on non-covered loans	44,585	1,234	58,017	6,699
Recovery of losses on covered loans	—	(1,289)	(23,701)	(6,035)

Net interest income after provision for (recovery of) loan losses	231,758	318,478	824,713	971,198

Non-Interest Income:
Mortgage banking income	1,486	12,925	19,446	24,020
Fee income	7,972	8,640	23,983	24,480
Bank-owned life insurance	8,314	7,029	21,170	23,208
Net (loss) gain on sales of loans	(76)	3,465	1,055	15,118
Net gain on sales of securities	—	237	28,915	413
FDIC indemnification expense	—	(1,031)	(18,961)	(4,828)
Gain on sale of covered loans and mortgage banking operations	82,026	—	82,026	—
Other	9,206	9,330	33,903	30,787

Total non-interest income	108,928	40,595	191,537	113,198

Non-Interest Expense:
Operating expenses:
Compensation and benefits	91,594	86,079	280,008	261,230
Occupancy and equipment	25,133	24,347	73,595	73,837
General and administrative	45,483	48,506	139,131	139,309

Total operating expenses	162,210	158,932	492,734	474,376
Amortization of core deposit intangibles	24	542	208	1,994
Merger-related expenses	—	2,211	—	4,674

Total non-interest expense	162,234	161,685	492,942	481,044

Income before income taxes	178,452	197,388	523,308	603,352
Income tax expense	67,984	72,089	193,628	221,684

Net income	$110,468	$125,299	$329,680	$381,668
Preferred stock dividends	8,207	—	16,414	—

Net income available to common shareholders	$102,261	$125,299	$313,266	$381,668

Basic earnings per common share	$0.21	$0.26	$0.64	$0.78

Diluted earnings per common share	$0.21	$0.26	$0.64	$0.78

Net income	$110,468	$125,299	$329,680	$381,668
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $3,049; $396; $35,493; and $1,186, respectively	(4,285)	(558)	49,748	1,684
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $0; $12; $13; and $36, respectively	—	19	20	57
Change in pension and post-retirement obligations, net of tax of $870; $946; $2,611 and $2,837, respectively	1,219	1,336	3,656	4,007
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $770	—	—	(1,078)	—

Total other comprehensive (loss) income, net of tax	(3,066)	797	52,346	5,748

Total comprehensive income, net of tax	$107,402	$126,096	$382,026	$387,416

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2017
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$—
Issuance of preferred stock (515,000 shares)	502,840

Balance at end of period	502,840

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,871
Shares issued for restricted stock awards (2,004,212 shares)	20

Balance at end of period	4,891

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,047,558
Shares issued for restricted stock awards, net of forfeitures	(11,028)
Compensation expense related to restricted stock awards	27,283

Balance at end of period	6,063,813

Retained Earnings:
Balance at beginning of year	128,435
Net income	329,680
Dividends paid on common stock ($0.51 per share)	(249,094)
Dividends paid on preferred stock ($31.88 per share)	(16,414)

Balance at end of period	192,607

Treasury Stock:
Balance at beginning of year	(160)
Purchase of common stock (712,877 shares)	(10,978)
Shares issued for restricted stock awards (713,837 shares)	11,008

Balance at end of period	(130)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(56,713)
Other comprehensive income, net of tax	52,346

Balance at end of period	(4,367)

Total stockholders’ equity	$6,759,654

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$329,680	$381,668
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	34,316	664
Depreciation and amortization	24,915	24,603
Amortization of discounts and premiums, net	(3,381)	(25,114)
Amortization of core deposit intangibles	208	1,994
Net gain on sales of securities	(28,915)	(413)
Net gain on sales of loans	(87,200)	(49,809)
Stock-based compensation	27,283	24,611
Deferred tax (benefit) expense	(12,324)	37,569
Changes in operating assets and liabilities:
Decrease in other assets	536,552	353,403
Increase (decrease) in other liabilities	181,400	(11,608)
Origination of loans held for sale	(1,623,848)	(3,579,435)
Proceeds from sales of loans originated for sale	1,936,162	3,237,704

Net cash provided by operating activities	1,314,848	395,837

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	175,375	2,356,766
Proceeds from repayment of securities available for sale	336,429	50,010
Proceeds from sales of securities held to maturity	547,925	—
Proceeds from sales of securities available for sale	246,209	264,413
Purchases of securities held to maturity	(13,030)	(10,086)
Purchase of securities available for sale	(390,932)	(271,836)
Redemption of Federal Home Loan Bank stock	79,254	463,623
Purchase of Federal Home Loan Bank stock	(67,794)	(386,007)
Proceeds from sales of loans	2,260,687	1,354,796
Other changes in loans, net	(664,320)	(2,623,161)
Purchase of premises and equipment, net	(26,722)	(69,665)

Net cash provided by investing activities	2,483,081	1,128,853

Cash Flows from Financing Activities:
Net increase in deposits	5,294	712,841
Net decrease in short-term borrowed funds	(460,000)	(1,927,800)
(Repayments of) proceeds from long-term borrowed funds	(850,000)	181,000
Net proceeds from issuance of preferred stock	502,840	—
Cash dividends paid on common stock	(249,094)	(248,081)
Cash dividends paid on preferred stock	(16,414)	—
Payments relating to treasury shares received for restricted stock award tax payments	(10,978)	(8,542)

Net cash used in financing activities	(1,078,352)	(1,290,582)

Net increase in cash and cash equivalents	2,719,577	234,108
Cash and cash equivalents at beginning of period	557,850	537,674

Cash and cash equivalents at end of period	$3,277,427	$771,782

Supplemental information:
Cash paid for interest	$330,182	$283,418
Cash paid for income taxes	110,651	135,192
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$9,558	$18,691
Transfer of loans from held for investment to held for sale	1,881,532	1,339,679
Shares issued for restricted stock awards	11,028	8,985
Securities transferred from held to maturity to available for sale	3,040,305	—

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

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowances for loan losses; the evaluation of goodwill for impairment; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets.

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

Unvested stock-based compensation awards containing non-forfeitable rights to dividends paid on the Company’s common stock are considered participating securities, and therefore are included in the two-class method for calculating EPS. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends on the common stock. The Company grants restricted stock to certain employees under its stock-based compensation plan. Recipients receive cash dividends during the vesting periods of these awards, including on the unvested portion of such awards. Since these dividends are non-forfeitable, the unvested awards are considered participating securities and therefore have earnings allocated to them.

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income available to common shareholders	$102,261	$125,299	$313,266	$381,668
Less: Dividends paid on and earnings allocated to participating securities	(823)	(973)	(2,512)	(2,928)

Earnings applicable to common stock	$101,438	$124,326	$310,754	$378,740

Weighted average common shares outstanding	487,274,303	485,352,998	487,025,614	485,087,197

Basic earnings per common share	$0.21	$0.26	$0.64	$0.78

Earnings applicable to common stock	$101,438	$124,326	$310,754	$378,740

Weighted average common shares outstanding	487,274,303	485,352,998	487,025,614	485,087,197
Potential dilutive common shares (1)	—	—	—	—

Total shares for diluted earnings per share computation	487,274,303	485,352,998	487,025,614	485,087,197

Diluted earnings per common share and common share equivalents	$0.21	$0.26	$0.64	$0.78

(1)	At September 30, 2017 and 2016, there were no stock options outstanding.

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Nine Months Ended September 30, 2017
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income
Unrealized gains on available-for-sale securities	$1,848	Net gain on sales of securities
	(770)	Income tax expense

	$1,078	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$187	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(6,363)	Included in the computation of net periodic (credit) expense (2)

	(6,176)	Total before tax
	2,574	Tax benefit

	$(3,602)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(2,524)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 9, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale at the dates indicated:

	September 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$1,904,431	$57,138	$1,217	$1,960,352
GSE CMOs (2)	530,365	19,812	—	550,177

Total mortgage-related securities	$2,434,796	$76,950	$1,217	$2,510,529

Other Securities:
U. S. Treasury obligations	$199,838	$37	$—	$199,875
GSE debentures	88,242	2,592	—	90,834
Corporate bonds	74,580	11,557	—	86,137
Municipal bonds	71,079	137	849	70,367
Capital trust notes	48,217	3,489	10,939	40,767
Preferred stock	15,293	46	—	15,339
Mutual funds and common stock (3)	16,874	488	184	17,178

Total other securities	$514,123	$18,346	$11,972	$520,497

Total securities available for sale (4)	$2,948,919	$95,296	$13,189	$3,031,026

(1)	Government-sponsored enterprise.
(2)	Collateralized mortgage obligations.
(3)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.
(4)	The amortized cost includes the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive loss (“AOCL”). At September 30, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$7,786	$—	$460	$7,326

Other Securities:
Municipal bonds	$583	$48	$—	$631
Capital trust notes	9,458	2	2,217	7,243
Preferred stock	70,866	1,446	328	71,984
Mutual funds and common stock	16,874	484	261	17,097

Total other securities	$97,781	$1,980	$2,806	$96,955

Total securities available for sale	$105,567	$1,980	$3,266	$104,281

The following table summarizes the Company’s portfolio of securities held to maturity at December 31, 2016:

(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,193,489	$2,193,489	$64,431	$2,399	$2,255,521
GSE CMOs	1,019,074	1,019,074	36,895	57	1,055,912

Total mortgage-related securities	$3,212,563	$3,212,563	$101,326	$2,456	$3,311,433

Other Securities:
U. S. Treasury obligations	$200,293	$200,293	$—	$73	$200,220
GSE debentures	88,457	88,457	3,836	—	92,293
Corporate bonds	74,217	74,217	9,549	—	83,766
Municipal bonds	71,554	71,554	—	1,789	69,765
Capital trust notes	74,284	65,692	2,662	11,872	56,482

Total other securities	$508,805	$500,213	$16,047	$13,734	$502,526

Total securities held to maturity (1)	$3,721,368	$3,712,776	$117,373	$16,190	$3,813,959

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2016, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

At September 30, 2017 and December 31, 2016, respectively, the Company had $579.5 million and $590.9 million of FHLB-NY stock, at cost. The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Gross proceeds	$246,209	$264,413
Gross realized gains	1,986	413

In addition, during the nine months ended September 30, 2017, the Company sought to take advantage of favorable bond market conditions and sold held-to-maturity securities with an amortized cost of $521.0 million resulting in gross proceeds of $547.9 million including a gross realized gain of $26.9 million. Accordingly, the Company transferred the remaining $3.0 billion of held-to-maturity securities to available-for-sale with a net unrealized gain of $82.8 million classified in other comprehensive loss in the Consolidated Statements of Condition. Having our securities portfolio classified as available-for-sale improves the Company’s interest rate risk sensitivity and liquidity measures and provides the Company with more options in meeting the expected future Liquidity Coverage Ratio (“LCR”) requirements.

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

(in thousands)		For the Nine Months Ended September 30, 2017
Beginning credit loss amount as of December 31, 2016		$197,552
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	—
	Amount previously recognized in AOCL	—
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increase in cash flows on debt securities	126

Ending credit loss amount as of September 30, 2017		$197,426

The following table summarizes, by contractual maturity, the amortized cost of available-for-sale securities at September 30, 2017:

(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Available-for-Sale Securities: (3)
Due within one year	$—%		$259,207	1.82%	$150	6.47%	$—	—%	$260,064
Due from one to five years	1,101,945	3.13	6,950	3.84	438	6.59	48,351	3.51	1,192,831
Due from five to ten years	1,152,156	3.33	21,923	3.52	—	—	26,228	9.06	1,251,712
Due after ten years	180,695	3.01	—	—	70,491	2.88	48,218	3.70	293,902

Total securities available for sale	$2,434,796	3.21%	$288,080	2.00%	$71,079	2.91%	$122,797	4.77%	$2,998,509

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2017:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Available-for-Sale Securities:
GSE certificates	$197,953	$662	$18,195	$555	$216,148	$1,217
U. S. Treasury obligations	—	—	—	—	—	—
Municipal bonds	52,715	849	—	—	52,715	849
Capital trust notes	—	—	32,787	10,939	32,787	10,939
Equity securities	11,621	184	—	—	11,621	184

Total temporarily impaired available-for-sale securities	$262,289	$1,695	$50,982	$11,494	$313,271	$13,189

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

At September 30, 2017, the Company had unrealized losses on certain GSE mortgage-related securities, municipal bonds, capital trust notes, and equity securities. The unrealized losses on the Company’s GSE mortgage-related securities, municipal bonds, and capital trust notes at September 30, 2017 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at September 30, 2017 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other-than-temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2017 consisted of five capital trust notes and five agency mortgage-related securities. At December 31, 2016 securities designated as having a continuous loss position for twelve months or more consisted of five capital trust notes. At September 30, 2017, the fair value of securities having a continuous loss position for twelve months or more was 18.4% below the collective amortized cost of $62.5 million. At December 31, 2016, the fair value of such securities was 32.2% below the collective amortized cost of $43.7 million. At September 30, 2017 and December 31, 2016, the combined market value of the respective securities represented unrealized losses of $11.5 million and $14.1 million, respectively.

Note 5: Loans

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
(dollars in thousands)
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$27,145,397	72.43%	$26,945,052	72.13%
Commercial real estate	7,550,387	20.14	7,724,362	20.68
One-to-four family	413,235	1.10	381,081	1.02
Acquisition, development, and construction	385,876	1.03	381,194	1.02

Total mortgage loans held for investment	$35,494,895	94.70	$35,431,689	94.85

Other Loans:
Commercial and industrial	1,404,278	3.75	1,341,216	3.59
Lease financing, net of unearned income of $58,870 and $60,278, respectively	577,865	1.54	559,229	1.50

Total commercial and industrial loans (1)	1,982,143	5.29	1,900,445	5.09
Purchased credit-impaired loans	—	—	5,762	0.01
Other	3,666	0.01	18,305	0.05

Total other loans held for investment	1,985,809	5.30	1,924,512	5.15

Total non-covered loans held for investment	$37,480,704	100.00%	$37,356,201	100.00%

Net deferred loan origination costs	25,495		26,521
Allowance for losses on non-covered loans	(158,918)		(158,290)

Non-covered loans held for investment, net	$37,347,281		$37,224,432

Covered loans	—		1,698,133
Allowance for losses on covered loans	—		(23,701)

Covered loans, net	$—		$1,674,432
Loans held for sale	104,938		409,152

Total loans, net	$37,452,219		$39,308,016

(1)	Includes specialty finance loans of $1.4 billion at September 30, 2017 and $1.3 billion at December 31, 2016, and other commercial and industrial loans of $545.5 million and $632.9 million, respectively, at September 30, 2017 and December 31, 2016.

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

To a lesser extent, the Company also originates one-to-four family loans, acquisition, development, and construction (“ADC”) loans, and commercial and industrial (“C&I”) loans, for investment. One-to-four family loans held for investment were originated through the Company’s mortgage banking operation and primarily consisted of jumbo prime adjustable rate mortgages made to borrowers with a solid credit history. ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, “specialty finance loans and leases”) that generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide; and “other” C&I loans that primarily are made to small and mid-size businesses in Metro New York. “Other” C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

The repayment of multi-family and CRE loans generally depends on the income produced by the underlying properties which, in turn, depends on their successful operation and management. To mitigate the potential for credit losses, the Company underwrites its loans in accordance with credit standards it considers to be prudent, looking first at the consistency of the cash flows being produced by the underlying property. In addition, multi-family buildings, CRE properties, and ADC projects are inspected as a prerequisite to approval, and independent appraisers, whose appraisals are carefully reviewed by the Company’s in-house appraisers, perform appraisals on the collateral properties. In many cases, a second independent appraisal review is performed.

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

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. Accordingly, borrowers are required to provide a guarantee of repayment and completion, and loan proceeds are disbursed as construction progresses, as certified by in-house inspectors or third-party engineers. The Company seeks to minimize the credit risk on ADC loans by maintaining conservative lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in losses or delinquencies. In addition, the Company utilizes the same stringent appraisal process for ADC loans as it does for its multi-family and CRE loans.

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

Included in non-covered loans held for investment at September 30, 2017 and December 31, 2016, respectively, were loans of $58.7 million and $91.8 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at either of those dates.

At December 31, 2016, the Company had non-covered purchased credit-impaired (“PCI”) loans, with a carrying value of $5.8 million and an unpaid principal balance of $7.0 million at that date. PCI loans had been covered under Loss Share Agreements (“LSA”) with the FDIC that expired in March 2015 and had been included in non-covered loans. Such loans were accounted for under Accounting Standards Codification (“ASC”) 310-30 and were initially measured at fair value, which included estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. There were no such loans accounted for under ASC 310-30 at September 30, 2017.

Loans Held for Sale

As previously disclosed, on June 27, 2017, the Company entered into an agreement to sell its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust Bank (“AmTrust”) and is reported under the Company’s Residential Mortgage Banking segment, to Freedom Mortgage Corporation (“Freedom”). Accordingly, on September 29, 2017, the sale was completed with proceeds received in the amount of $226.6 million, resulting in a gain of $7.4 million, which is included in “Non-interest income” in the accompanying Consolidated Statement of Income and Comprehensive Income. Freedom acquired both the Company’s origination and servicing platforms, as well as its mortgage servicing loan portfolio of $20.5 billion and related mortgage servicing rights (“MSRs”) asset of $208.8 million.

Additionally, as previously disclosed, the Company received approval from the FDIC to sell assets covered under our LSA, early terminate the LSA, and enter into an agreement to sell the majority of our one-to-four family residential mortgage-related assets, including those covered under the LSA, to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). On July 28, 2017, the Company completed the sale, resulting in the receipt of proceeds of $1.9 billion from Cerberus and the FDIC and settled the related FDIC loss share receivable, resulting in a gain of $74.6 million which is included in “Non-interest income” in the accompanying Consolidated Statement of Income and Comprehensive Income. Effective October 31, 2017, the Company and the FDIC completed termination of the LSA.

The Community Bank’s mortgage banking operations originated, aggregated, sold, and serviced one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers used its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans nationwide. These loans were generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank used its mortgage banking platform to originate jumbo loans.

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at September 30, 2017:

(in thousands)	Loans 30-89 Days Past Due	Non-Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$602	$11,018	$—	$11,620	$27,133,777	$27,145,397
Commercial real estate	450	4,923	—	5,373	7,545,014	7,550,387
One-to-four family	676	2,179	—	2,855	410,380	413,235
Acquisition, development, and construction	—	6,200	—	6,200	379,676	385,876
Commercial and industrial (1) (2)	3,419	44,640	—	48,059	1,934,084	1,982,143
Other	6	10	—	16	3,650	3,666

Total	$5,153	$68,970	$—	$74,123	$37,406,581	$37,480,704

(1)	Includes $3.4 million and $43.4 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at December 31, 2016:

(in thousands)	Loans 30-89 Days Past Due(1)	Non-Accrual Loans(1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$28	$13,558	$—	$13,586	$26,931,466	$26,945,052
Commercial real estate	—	9,297	—	9,297	7,715,065	7,724,362
One-to-four family	2,844	9,679	—	12,523	368,558	381,081
Acquisition, development, and construction	—	6,200	—	6,200	374,994	381,194
Commercial and industrial (2) (3)	7,263	16,422	—	23,685	1,876,760	1,900,445
Other	248	1,313	—	1,561	16,744	18,305

Total	$10,383	$56,469	$—	$66,852	$37,283,587	$37,350,439

(1)	Excludes $6 thousand and $869 thousand of non-covered PCI loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.
(3)	Includes $6.8 million and $15.2 million of taxi medallion loans that were 30 to 89 days past due and 90 days or more past due, respectively.

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at September 30, 2017:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$27,059,736	$7,521,387	$411,056	$320,081	$35,312,260	$1,882,662	$3,656	$1,886,318
Special mention	27,884	10,724	—	50,043	88,651	47,628	—	47,628
Substandard	57,777	18,276	2,179	15,752	93,984	51,853	10	51,863
Doubtful	—	—	—	—	—	—	—	—

Total	$27,145,397	$7,550,387	$413,235	$385,876	$35,494,895	$1,982,143	$3,666	$1,985,809

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2017, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $41.5 million; loans on which forbearance agreements were reached amounted to $1.8 million.

The following table presents information regarding the Company’s TDRs as of the dates indicated:

	September 30, 2017			December 31, 2016
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$1,457	$7,608	$9,065	$1,981	$8,755	$10,736
Commercial real estate	—	373	373	—	1,861	1,861
One-to-four family	—	1,076	1,076	222	1,749	1,971
Commercial and industrial	177	23,974	24,151	1,263	3,887	5,150
Acquisition, development, and construction	8,652	—	8,652
Other	—	—	—	—	202	202

Total	$10,286	$33,031	$43,317	$3,466	$16,454	$19,920

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the periods indicated are summarized as follows:

	For the Three Months Ended September 30, 2017
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	2	$8,652	$8,652	5.50%	5.50%	$—	$—
Commercial and industrial	22	18,002	7,620	3.18	2.91	6,350	—

Total	24	$26,654	$16,272			$6,350	$—

	For the Three Months Ended September 30, 2016
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	—	$—	$—	—%	—%	$—	$—
Commercial and industrial	2	1,314	1,273	3.22	3.22	41	—

Total	2	$1,314	$1,273			$41	$—

The financial effects of the Company’s TDRs for the periods indicated are summarized as follows:

	For the Nine Months Ended September 30, 2017
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	$810	$990	5.93%	2.21%	$—	$12
Acquisition, development, and construction	2	8,652	8,652	5.50	5.50	—	—
Commercial and industrial	52	48,716	23,673	3.36	3.29	11,079	—

Total	58	$58,178	$33,315			$11,079	$12

	For the Nine Months Ended September 30, 2016
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Multi-family	1	$9,340	$8,303	4.63%	4.00%	$—	$—
One-to-four family	3	477	628	3.62	3.07	—	6
Commercial and industrial	4	2,712	2,560	3.26	3.21	89	—

Total	8	$12,529	$11,491			$89	$6

At September 30, 2017, two non-covered one-to-four family loans, totaling $497,000 and six C&I loans, totaling $1.4 million that had been modified as TDRs during the twelve months ended at that date were in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms. The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, or when the agreement to forebear or allow a delay of payment is part of a modification.

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

Covered Loans

As previously discussed, the Company sold its covered loan portfolio during the third quarter of 2017; therefore, the Company does not have any covered loans outstanding as of September 30, 2017.

The Company referred to certain loans acquired in the AmTrust and Desert Hills Bank (“Desert Hills”) transactions as “covered loans” because the Company was being reimbursed for a substantial portion of losses on these loans under the terms of the LSA. Covered loans were accounted for under ASC 310-30 and were initially measured at fair value, which included estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

The following table presents the carrying value of covered loans which were acquired in the acquisitions of AmTrust and Desert Hills as of December 31, 2016.

(dollars in thousands)	Amount	Percent of Covered Loans
Loan Category:
One-to-four family	$1,609,635	94.8%
Other loans	88,498	5.2

Total covered loans	$1,698,133	100.0%

At December 31, 2016, the unpaid principal balance of covered loans was $2.1 billion and the carrying value of such loans was $1.7 billion.

At December 31, 2016, the Company estimated the fair values of the AmTrust and Desert Hills loan portfolios, which represented the expected cash flows from the portfolios, discounted at market-based rates. In estimating such fair values, the Company: (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”); and (b) estimated the expected amount and timing of undiscounted principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) was accreted into interest income over the lives of the loans. The amount by which the undiscounted contractual cash flows exceed the undiscounted expected cash flows is referred to as the “non-accretable difference.” The non-accretable difference represented an estimate of the credit risk in the loan portfolios at the respective acquisition dates.

The accretable yield was affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Changes in interest rate indices for variable rate loans increased or decreased the amount of interest income expected to be collected, depending on the direction of interest rates. Prepayments affected the estimated lives of covered loans and could have changed the amount of interest income and principal expected to be collected. Changes in expected principal and interest payments over the estimated lives of covered loans were driven by the credit outlook and by actions that may be taken with borrowers. As of September 30, 2017, the accretable yield was reduced to zero.

On a quarterly basis, the Company had evaluated the estimates of the cash flows it expected to collect. Expected future cash flows from interest payments were based on variable rates at the time of the quarterly evaluation. Estimates of expected cash flows that were impacted by changes in interest rate indices for variable rate loans and prepayment assumptions were treated as prospective yield adjustments and included in interest income.

In the nine months ended September 30, 2017, changes in the accretable yield for covered loans were as follows:

(in thousands)	Accretable Yield
Balance at beginning of period	$647,470
Accretion	(72,842)
Reclassification to non-accretable difference for the six months ended June 30, 2017	(11,381)
Changes in expected cash flows due to the sale of the covered loan portfolio	(563,247)

Balance at end of period	$—

In the preceding table, the line item “Reclassification to non-accretable difference for the six months ended June 30, 2017” includes changes in cash flows that the Company expects to collect due to changes in prepayment assumptions, changes in interest rates on variable rate loans, and changes in loss assumptions. As of the Company’s most recent quarterly evaluation, prepayment assumptions increased, which resulted in a decrease in future expected interest cash flows and, consequently, a decrease in the accretable yield. The effect of this decrease was partially offset with an improvement in the underlying credit assumptions and the resetting of rates on variable rate loans at a slightly higher level, which resulted in an increase in future expected interest cash flows and, consequently, an increase in the accretable yield.

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owned certain other real estate owned (“OREO”) that was covered under its LSA (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value were charged to non-interest expense, and were partially offset by loss reimbursements under the LSA. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC. As previously discussed, the Company’s covered OREO was sold during the third quarter of 2017.

The FDIC loss share receivable represented the present value of the estimated losses to be reimbursed by the FDIC. The estimated losses were based on the same cash flow estimates used in determining the fair value of the covered loans. The FDIC loss share receivable was reduced as losses on covered loans were recognized and as loss sharing payments were received from the FDIC. Realized losses in excess of acquisition-date estimates resulted in an increase in the FDIC loss share receivable. Conversely, if realized losses were lower than the acquisition-date estimates, the FDIC loss share receivable was reduced by amortization to interest income. Effective October 31, 2017, the Company and the FDIC completed termination of the LSA.

At December 31, 2016, the Company held residential mortgage loans of $78.6 million that were in the process of foreclosure. The vast majority of such loans were covered loans. The Company had no residential mortgage loans that were in the process of foreclosure at September 30, 2017.

The following table presents information regarding the Company’s covered loans at December 31, 2016 that were 90 days or more past due:

(in thousands)
Covered Loans 90 Days or More Past Due:
One-to-four family	$124,820
Other loans	6,645

Total covered loans 90 days or more past due	$131,465

The following table presents information regarding the Company’s covered loans at December 31, 2016 that were 30 to 89 days past due:

(in thousands)
Covered Loans 30-89 Days Past Due:
One-to-four family	$21,112
Other loans	1,536

Total covered loans 30-89 days past due	$22,648

As noted above, at December 31, 2016, the Company had $22.6 million of covered loans that were 30 to 89 days past due, and covered loans of $131.5 million that were 90 days or more past due but considered to be performing due to the application of the yield accretion method under ASC 310-30. The remainder of the Company’s covered loan portfolio totaled $1.5 billion at December 31, 2016 and were considered current at that date.

Loans that may have been classified as non-performing loans by AmTrust or Desert Hills were no longer classified as non-performing by the Company because, at the respective dates of acquisition, the Company believed that it would fully collect the new carrying value of these loans. The new carrying value represented the contractual balance, reduced by the portion that was expected to be uncollectible (i.e., the non-accretable difference) and by an accretable yield (discount) that was recognized as interest income. It is important to note that management’s judgment was required in reclassifying loans subject to ASC 310-30 as performing loans, and such judgment was dependent on having a reasonable expectation about the timing and amount of the cash flows to be collected, even if the loan was contractually past due.

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the nine months ended September 30, 2017, the Company recorded recoveries of losses on covered loans of $23.7 million. The recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $19.0 million that was recorded in “Non-interest income.”

The Company recovered losses on covered loans of $6.0 million during the nine months ended September 30, 2016, which was largely offset by FDIC indemnification expense of $4.8 million. In the three months ended September 30, 2016, the Company recorded recoveries of losses on covered loans of $1.3 million and FDIC indemnification expense of $1.0 million.

Note 6. Allowances for Loan Losses

The following tables provide additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at September 30, 2017:
Loans individually evaluated for impairment	$—	$—	$—
Loans collectively evaluated for impairment	122,522	36,396	158,918

Total	$122,522	$36,396	$158,918

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2016:
Loans individually evaluated for impairment	$—	$577	$577
Loans collectively evaluated for impairment	123,925	32,022	155,947
Acquired loans with deteriorated credit quality	11,984	13,483	25,467

Total	$135,909	$46,082	$181,991

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2017:
Loans individually evaluated for impairment	$29,431	$45,682	$75,113
Loans collectively evaluated for impairment	35,465,464	1,940,127	37,405,591

Total	$35,494,895	$1,985,809	$37,480,704

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2016:
Loans individually evaluated for impairment	$29,660	$18,592	$48,252
Loans collectively evaluated for impairment	35,402,029	1,900,158	37,302,187
Acquired loans with deteriorated credit quality	1,614,755	89,140	1,703,895

Total	$37,046,444	$2,007,890	$39,054,334

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the periods indicated:

	For the Nine Months Ended September 30,
	2017			2016
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$125,416	$32,874	$158,290	$124,478	$22,646	$147,124
Charge-offs	(375)	(58,203)	(58,578)	(170)	(1,155)	(1,325)
Recoveries	595	594	1,189	1,251	956	2,207
(Recovery of) provision for non-covered loan losses	(3,114)	61,131	58,017	675	6,024	6,699

Balance, end of period	$122,522	36,396	$158,918	$126,234	$28,471	$154,705

See “Critical Accounting Policies” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at September 30, 2017:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$9,071	$11,548	$—	$10,016	$378
Commercial real estate	2,628	7,743	—	4,517	13
One-to-four family	1,980	2,086	—	2,898	38
Acquisition, development, and construction	15,752	25,952	—	8,588	435
Other	45,682	98,084	—	32,556	1,486

Total impaired loans with no related allowance	$75,113	$145,413	$—	$58,575	$2,350

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	3,278	—

Total impaired loans with an allowance recorded	$—	$—	$—	$3,278	$—

Total impaired loans:
Multi-family	$9,071	$11,548	$—	$10,016	$378
Commercial real estate	2,628	7,743	—	4,517	13
One-to-four family	1,980	2,086	—	2,898	38
Acquisition, development, and construction	15,752	25,952	—	8,588	435
Other	45,682	98,084	—	35,834	1,486

Total impaired loans	$75,113	$145,413	$—	$61,853	$2,350

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2016:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	6,739	7,955	—	8,261	92

Total impaired loans with no related allowance	$36,399	$55,723	$—	$34,782	$1,400

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	11,853	13,529	577	4,574	213

Total impaired loans with an allowance recorded	$11,853	$13,529	$577	$4,574	$213

Total impaired loans:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	18,592	21,484	577	12,835	305

Total impaired loans	$48,252	$69,252	$577	$39,356	$1,613

Allowance for Losses on Covered Loans

Covered loans were reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills acquisitions were reviewed for collectability based on the expectations of cash flows from these loans. Covered loans were aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performed an analysis to estimate the expected cash flows for each of the pools of loans. The Company recorded a provision for (recovery of) losses on covered loans to the extent that the expected cash flows from a loan pool had decreased or increased since the acquisition date.

Accordingly, if there was a decrease in expected cash flows due to an increase in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the decrease in the present value of expected cash flows was recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses was increased. A related credit to non-interest income and an increase in the LSA are recognized at the same time, and measured based on the applicable loss sharing agreement percentage.

If there was an increase in expected cash flows due to a decrease in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the increase in the present value of expected cash flows was recorded as a recovery of the prior-period impairment charged to earnings, and the allowance for covered loan losses was reduced. A related debit to non-interest income and a decrease in the LSA was recognized at the same time, and measured based on the applicable Loss Share Agreement percentage.

The following table summarizes activity in the allowance for losses on covered loans for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Balance, beginning of period	$23,701	$31,395
Recovery of losses on covered loans(1)	(23,701)	(6,035)

Balance, end of period	$—	$25,360

(1)	Due to the sale of the covered loan portfolio.

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2017	December 31, 2016
Wholesale Borrowings:
FHLB advances	$11,554,500	$11,664,500
Repurchase agreements	450,000	1,500,000
Federal funds purchased	—	150,000

Total wholesale borrowings	$12,004,500	$13,314,500
Junior subordinated debentures	359,102	358,879

Total borrowed funds	$12,363,602	$13,673,379

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2017:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE debentures and mortgage-related securities	$—	$—	$—	$450,000

At September 30, 2017 and December 31, 2016, the Company had $359.1 million and $358.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at September 30, 2017:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
	(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,176	$138,825	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	2.920	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	4.570	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	2.985	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)

Total junior subordinated debentures		$359,102	$346,325

(1)	Callable subject to certain conditions as described in the prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 4, 2002.
(2)	Callable from this date forward.

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

As previously discussed, the Company completed the sale of its mortgage banking business in the third quarter of 2017, and consequently sold substantially all of its mortgage servicing assets. Accordingly, the value of the MSR asset declined to $6.9 million at September 30, 2017, compared to $225.4 million at June 30, 2017 and $234.0 million at December 31, 2016. These balances all consisted of two classes of MSRs for which the Company separately manages the economic risk: residential MSRs and participation MSRs (i.e., MSRs on loans sold through participations).

Residential MSRs are carried at fair value, and at September 30, 2017 reflected only loans sold through the FHLB’s Mortgage Partnership Finance Program, with changes in fair value recorded as a component of non-interest income in each period. The Company uses various derivative instruments to mitigate the income statement-effect of changes in fair value due to changes in valuation inputs and assumptions regarding its residential MSRs. The effects of changes in the fair value of the derivatives are recorded as “Mortgage banking income,” which is included in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a third-party valuation specialist to determine the fair value of its MSRs. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

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

The collective amount of contractually specified servicing fees, late fees, and ancillary fees, which is recorded as “Mortgage banking income” in the Consolidated Statements of Income and Comprehensive Income, was $483,000 and $1.1 million for the three and nine months ended September 30, 2017, respectively, and $351,000 and $983,000 for the three and nine months ended September 30, 2016, respectively.

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of their fair value via a discounted cash-flow method. The net carrying value is compared to the discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary, or through a direct write-down of the asset and a charge to current-period earnings if it is considered to be other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the nine months ended September 30, 2017 and 2016, there was no impairment related to the Company’s participation MSRs.

The following tables set forth the changes in the balances of residential MSRs and participation MSRs for the periods indicated:

	For the Three Months Ended
	September 30, 2017		September 30, 2016
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$220,586	$4,853	$188,331	$5,663
Additions	6,072	39	12,005	731
Sales	(208,827)	—	—	—
Increase (decrease) in fair value:
Due to changes in interest rates	(222)	—	5,668	—
Due to model assumption changes(1)	—	—	—	—
Due to loan payoffs	(7,855)	—	(12,818)	—
Due to passage of time and other changes	(6,972)	—	(1,767)	—
Amortization	—	(813)	—	(618)

Carrying value, end of period	$2,782	$4,079	$191,419	$5,776

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

	For the Nine Months Ended
	September 30, 2017		September 30, 2016
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of period	$228,099	$5,862	$243,389	$4,345
Additions	18,054	595	31,185	2,999
Sales	(208,827)	—	—	—
Increase (decrease) in fair value:
Due to changes in interest rates	(2,130)	—	(32,139)	—
Due to model assumption changes(1)	—	—	(13,088)	—
Due to loan payoffs	(22,524)	—	(31,939)	—
Due to passage of time and other changes	(9,890)	—	(5,989)	—
Amortization	—	(2,378)	—	(1,568)

Carrying value, end of period	$2,782	$4,079	$191,419	$5,776

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	September 30, 2017	December 31, 2016
Expected weighted average life	87 months	82 months
Constant prepayment speed	9.89%	8.70%
Discount rate	12.00	10.05
Primary mortgage rate to refinance	4.00	4.11
Cost to service (per loan per year):
Current	$70	$64
30-59 days or less delinquent	220	214
60-89 days delinquent	370	364
90-119 days delinquent	470	464
120 days or more delinquent	870	864

The increase in the constant prepayment speed was primarily attributable to an increase in the housing price index used by the Company’s third-party valuation specialist, suggesting that homebuyer demand has increased and newly created equity could lead to more refinancing.

In connection with the aforementioned sale of the Company’s MSR portfolio, the Company will temporarily continue to service the $20.5 billion of loans and, consequently, the total unpaid principal balance of loans serviced for others remained largely unchanged at $24.5 billion and $25.1 billion at September 30, 2017 and December 31, 2016, respectively.

Note 9. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2017		2016
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$1,404	$144	$1,470	$160
Service cost	—	—	—	1
Expected return on plan assets	(4,073)	—	(3,906)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,053	68	2,262	81

Net periodic (credit) expense	$(616)	$150	$(174)	$180

	For the Nine Months Ended September 30,
	2017		2016
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense:
Interest cost	$4,211	$433	$4,411	$479
Service cost	—	—	—	3
Expected return on plan assets	(12,217)	—	(11,720)	—
Amortization of prior-service costs	—	(187)	—	(187)
Amortization of net actuarial loss	6,157	206	6,786	245

Net periodic (credit) expense	$(1,849)	$452	$(523)	$540

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2017. The Company does not expect to make any contributions to its pension plan in 2017.

Note 10. Stock-Based Compensation

At September 30, 2017, the Company had a total of 6,912,431 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,941,249 shares of restricted stock during the nine months ended September 30, 2017. The shares had an average fair value of $15.18 per share on the date of grant and a vesting period of five years. The nine-month amount includes 122,500 shares that were granted in the third quarter with an average fair value of $12.95 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period, and totaled $27.3 million and $24.6 million, respectively, in the nine months ended September 30, 2017 and 2016, including $9.1 million and $8.2 million, respectively, in the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,930,306	$15.37
Granted	2,941,249	15.18
Vested	(2,291,234)	15.02
Canceled	(206,920)	15.58

Unvested at end of period	7,373,401	15.40

As of September 30, 2017, unrecognized compensation cost relating to unvested restricted stock totaled $90.9 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

The Company had no stock options outstanding at September 30, 2017 or December 31, 2016.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis for the periods indicated, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$1,960,352	$—	$—	$1,960,352
GSE CMOs	—	550,177	—	—	550,177

Total mortgage-related securities	$—	$2,510,529	$—	$—	$2,510,529

Other Securities Available for Sale:
U.S Treasury Obligations	$199,875	$—	$—	$—	$199,875
GSE debentures	—	90,834	—	—	90,834
Corporate bonds	—	86,137	—	—	86,137
Municipal bonds	—	70,367	—	—	70,367
Capital trust notes	—	40,767	—	—	40,767
Preferred stock	15,339	—	—	—	15,339
Mutual funds and common stock	—	17,178	—	—	17,178

Total other securities	$215,214	$305,283	$—	$—	$520,497

Total securities available for sale	$215,214	$2,815,812	$—	$—	$3,031,026

Other Assets:
Loans held for sale	$—	$104,938	$—	$—	$104,938
Mortgage servicing rights	—	—	2,782	—	2,782
Interest rate lock commitments	—	—	269	—	269
Derivative assets-other (2)	157	836	—	(674)	319
Liabilities:
Derivative liabilities	$(144)	$(1,322)	$—	$1,248	$(218)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $144 thousand to purchase Treasury options.

	Fair Value Measurements at December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$7,326	$—	$—	$7,326

Total mortgage-related securities	$—	$7,326	$—	$—	$7,326

Other Securities Available for Sale:
Municipal bonds	$—	$631	$—	$—	$631
Capital trust notes	—	7,243	—	—	7,243
Preferred stock	42,724	29,260	—	—	71,984
Mutual funds and common stock	—	17,097	—	—	17,097

Total other securities	$42,724	$54,231	$—	$—	$96,955

Total securities available for sale	$42,724	$61,557	$—	$—	$104,281

Other Assets:
Loans held for sale	$—	$409,152	$—	$—	$409,152
Mortgage servicing rights	—	—	228,099	—	228,099
Interest rate lock commitments	—	—	982	—	982
Derivative assets-other (2)	2,611	16,829	—	(17,861)	1,579
Liabilities:
Derivative liabilities	$(6,009)	$(17,719)	$—	$16,588	$(7,140)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

The Company carries loans held for sale at fair value. The fair value of loans held for sale is primarily based on quoted market prices for securities backed by similar types of loans. Changes in the fair value of these assets are largely driven by changes in interest rates subsequent to loan funding, and changes in the fair value of servicing associated with the mortgage loans held for sale. Loans held for sale are classified within Level 2 of the valuation hierarchy.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. These loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at September 30, 2017. Management believes that the mortgage banking business operates on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value is based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	September 30, 2017			December 31, 2016
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$104,938	$102,236	$2,702	$409,152	$408,928	$224

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

	Gain (Loss) Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016 (2)	2017	2016 (2)
Loans held for sale	$464	$(1,020)	$1,059	$2,782
Mortgage servicing rights	(9,743)	(8,917)	(20,092)	(76,998)

Total loss	$(9,279)	$(9,937)	$(19,033)	$(74,216)

(1)	Does not include the effect of economic hedging activities, which is included in “Other non-interest income.”
(2)	The presentation of the amounts for the three and nine months ended September 30, 2016 has been modified to conform to the presentation for the three and nine months ended September 30, 2017.

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the nine months ended September 30, 2017 and 2016, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at September 30, 2017	Change in Unrealized Gains/ (Losses) Related to Instruments Held at September 30, 2017
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$228,099	$(34,544)	$—	$18,054	$(208,827)	$—	$2,782	$(182)
Interest rate lock commitments	982	(713)	—	—	—	—	269	269

(in thousands)	Fair Value January 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at September 30, 2016	Change in Unrealized Gains/ (Losses) Related to Instruments Held at September 30, 2016
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$243,389	$(83,155)	$—	$31,185	$—	$—	$191,419	$(58,546)
Interest rate lock commitments	2,526	4,408	—	—	—	—	6,934	6,934

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the nine months ended September 30, 2017 or 2016.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at September 30, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$2,782	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	9.89%
			Weighted Average Discount Rate	12.00
Interest rate lock commitments	269	Discounted Cash Flow	Weighted Average Closing Ratio	69.88

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2017 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$42,581	$42,581
Other assets (2)	—	—	1,493	1,493

Total	$—	$—	$44,074	$44,074

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$15,635	$15,635
Other assets (2)	—	—	5,684	5,684

Total	$—	$—	$21,319	$21,319

(1)	Represents the fair value of impaired loans, based on the value of the collateral, primarily taxi medallion loans.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at the dates indicated:

	September 30, 2017
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$3,277,427	$3,277,427	$3,277,427		$—		$—
FHLB stock (1)	579,474	579,474	—		579,474		—
Loans, net	37,452,219	37,671,152	—		—		37,671,152
Financial Liabilities:
Deposits	$28,893,197	$28,869,413	$20,090,624	(2)	$8,778,789	(3)	$—
Borrowed funds	12,363,602	12,277,697	—		12,277,697		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$557,850	$557,850	$557,850		$—		$—
Securities held to maturity	3,712,776	3,813,959	200,220		3,613,739		—
FHLB stock (1)	590,934	590,934	—		590,934		—
Loans, net	39,308,016	39,416,469	—		—		39,416,469
Financial Liabilities:
Deposits	$28,887,903	$28,888,064	$21,310,733	(2)	$7,577,331	(3)	$—
Borrowed funds	13,673,379	13,633,943	—		13,633,943		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Deposits

The fair values of deposit liabilities with no stated maturity (i.e., interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of CDs represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a significant portion of the Company’s deposit base.

Borrowed Funds

The estimated fair value of borrowed funds is based either on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structures.

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2017 and December 31, 2016.

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

The Company held derivatives with a notional amount of $765.9 million at September 30, 2017. Changes in the fair value of these derivatives are reflected in current-period earnings. None of these derivatives are designated as hedges for accounting purposes.

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

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2017:

(in thousands)	Notional Amount	Unrealized (1)
		Gain	Loss
Treasury options	$20,000	$—	$144
Eurodollar futures	20,000	1	—
Forward commitments to sell loans/mortgage-backed securities	365,000	836	461
Forward commitments to buy loans/mortgage-backed securities	305,000	—	861
Interest rate lock commitments	55,886	269	—

Total derivatives	$765,886	$1,106	$1,466

(1)	Derivatives in a net gain position are recorded as “Other assets” and derivatives in a net loss position are recorded as “Other liabilities” in the Consolidated Statements of Condition.

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

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	Gain (Loss) Included in Mortgage Banking Income
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Treasury options	$(1,147)	$(6,245)	$(4,397)	$3,619
Treasury and Eurodollar futures	(90)	17	(163)	(38)
Interest rate swaps	(2,449)	(1,751)	(202)	2,427
Forward commitments to buy/sell loans/mortgage-backed securities	(442)	1,768	(3,522)	48

Total (loss)/gain	$(4,128)	$(6,211)	$(8,284)	$6,056

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

The following tables present the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2017
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statements of Condition	Net Amount of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Consolidated Statements of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$1,262	$674	$588	$—	$—	$588

(1)	Includes $144 thousand to purchase Treasury options.

	December 31, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statements of Condition	Net Amount of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Consolidated Statements of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$20,422	$17,861	$2,561	$—	$—	$2,561

(1)	Includes $1.9 million to purchase Treasury options.

The following tables present the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of the dates indicated:

	September 30, 2017
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Condition	Net Amount of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Consolidated Statements of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$1,466	$1,248	$218	$—	$—	$218

	December 31, 2016
(in thousands)	Gross Amount of Recognized Liabilities	Gross Amount Offset in the Statements of Condition	Net Amount of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Consolidated Statements of Condition		Net Amount
				Financial Instruments	Cash Collateral Pledged
Derivatives	$23,728	$16,588	$7,140	$—	$—	$7,140

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

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originated, aggregated, sold, and serviced one-to-four family mortgage loans. Mortgage loan products consist primarily of agency-conforming, fixed and adjustable rate loans and, to a lesser extent, jumbo loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognizes gains or losses on the sale of such loans.

The following tables provide a summary of the Company’s segment results for the periods indicated on an internally managed accounting basis:

	For the Three Months Ended September 30, 2017
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$273,265	$3,078	$276,343
Provision for loan losses	44,585	—	44,585
Non-Interest Income:
Third party(1)	99,596	1,973	101,569
Gain on sale of mortgage banking operations	—	7,359	7,359
Inter-segment	(2,411)	2,411	—

Total non-interest income	97,185	11,743	108,928

Non-interest expense(2)	146,869	15,365	162,234

Income (loss) before income tax expense	178,996	(544)	178,452
Income tax expense (benefit)	68,200	(216)	67,984

Net income (loss)	$110,796	$(328)	$110,468

Identifiable segment assets (period-end)	$48,457,891	$—	$48,457,891

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Three Months Ended September 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$314,081	$4,342	$318,423
Recovery of loan losses	(55)	—	(55)
Non-Interest Income:
Third party (1)	27,131	13,464	40,595
Inter-segment	(4,863)	4,863	—

Total non-interest income	22,268	18,327	40,595

Non-interest expense (2)	144,504	17,181	161,685

Income before income tax expense	191,900	5,488	197,388
Income tax expense	69,905	2,184	72,089

Net income	$121,995	$3,304	$125,299

Identifiable segment assets (period-end)	$48,478,288	$984,332	$49,462,620

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

The following tables provide a summary of the Company’s segment results for the periods indicated on an internally managed accounting basis:

	For the Nine Months Ended September 30, 2017
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$850,486	$8,543	$859,029
Provision for loan losses	34,316	—	34,316
Non-Interest Income:
Third party(1)	163,221	20,957	184,178
Gain on sale of mortgage banking operations	—	7,359	7,359
Inter-segment	(10,222)	10,222	—

Total non-interest income	152,999	38,538	191,537

Non-interest expense(2)	445,910	47,032	492,942

Income before income tax expense	523,259	49	523,308
Income tax expense	193,608	20	193,628

Net income	$329,651	$29	$329,680

Identifiable segment assets (period-end)	$48,457,891	$—	$48,457,891

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Nine Months Ended September 30, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$960,661	$11,201	$971,862
Provision for loan losses	664	—	664
Non-Interest Income:
Third party (1)	87,616	25,582	113,198
Inter-segment	(13,292)	13,292	—

Total non-interest income	74,324	38,874	113,198

Non-interest expense (2)	430,706	50,338	481,044

Income (loss) before income tax expense	603,615	(263)	603,352
Income tax expense (benefit)	221,817	(133)	221,684

Net income (loss)	$381,798	$(130)	$381,668

Identifiable segment assets (period-end)	$48,478,288	$984,332	$49,462,620

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Note 14. Impact of Recent Accounting Pronouncements, Not Yet Adopted

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASU No. 2014-09 effective January 1, 2018 using the modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. ASU No. 2014-09 does not apply to the vast majority of our revenue streams, (i.e. interest income) and therefore are not in scope. The remaining revenue streams that are in scope are de minimis and will not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

(in thousands, except per share amounts)	September 30, 2017	December 31, 2016
Stockholders’ Equity	$6,759,654	$6,123,991
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	—	(208)
Preferred stock	(502,840)	—

Tangible common stockholders’ equity	$3,820,683	$3,687,652
Total Assets	$48,457,891	$48,926,555
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	—	(208)

Tangible assets	$46,021,760	$46,490,216
Common stockholders’ equity to total assets	12.91%	12.52%
Tangible common stockholders’ equity to tangible assets	8.30	7.93
Book value per common share	$12.79	$12.57
Tangible book value per common share	7.81	7.57

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank (the “Community Bank”), with 225 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona; and New York Commercial Bank (the “Commercial Bank”), with 30 branches in Metro New York. At September 30, 2017, we had total assets of $48.5 billion, including total loans, net, of $37.5 billion, total deposits of $28.9 billion, and total stockholders’ equity of $6.8 billion.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. In the three months ended September 30, 2017, we generated net income of $110.5 million and net income available to common shareholders of $102.3 million, or $0.21 per diluted common share.

Resumption of Meaningful Loan Growth

After not growing the balance sheet for nearly three years, total non-covered loans held for investment grew 2.7% over the three months on an annualized basis to $37.5 billion. Total non-covered mortgage loans held for investment grew at an annualized rate of 3.5% to $35.5 billion, including 4.3% annualized growth in our multi-family loan portfolio. This was partially offset by a 2.4% (9.5% annualized) sequential decline in commercial and industrial (“C&I”) loans, largely the result of prepayments. Total loans originated for investment increased 24% on a sequential basis, to $2.3 billion, including 50% growth in multi-family originations and 30% growth in commercial real estate (“CRE”) loan originations.

We Maintained Our Solid Record of Asset Quality

Non-performing non-covered assets declined 7% to $84.7 million, or 0.17%, of total non-covered assets at the end of the current third quarter as compared to $91.6 million, or 0.20%, of total non-covered assets at June 30, 2017. Non-performing non-covered loans decreased 16% to $69.0 million, or 0.18%, of total non-covered loans at the end of the current third quarter as compared to $82.0 million, or 0.22%, of total non-covered loans at June 30, 2017.

During the quarter, non-accrual non-covered mortgage loans declined 22% to $24.3 million, while other non-accrual non-covered loans, which primarily consisted of taxi medallion-related loans, decreased 12% to $44.7 million. These improvements were partially offset by a 64% increase, to $15.8 million, in non-covered repossessed assets.

Net charge-offs for the current third quarter rose to $40.4 million, or 0.11%, of average loans compared to $11.4 million, or 0.03%, of average loans in the second quarter of 2017. The increase was due to charge-offs on the taxi medallion-related loan portfolio. Taxi medallion-related loans accounted for $40.6 million of this quarter’s charge-offs compared to $11.3 million in the trailing quarter. Excluding these charge-offs, the Company would have recorded net recoveries during the quarter. At September 30, 2017, the Company’s total taxi medallion-related exposure was $105.6 million.

Our Net Interest Income Was Pressured by the Rise in Interest Rates

The FRB has raised its target federal funds rate four times since the fourth quarter of 2016, including in March and June of 2017. This increase in short-term interest rates led to an increase in our cost of funds. As a result of this factor, our net interest income fell $11.4 million, or 4% sequentially, and $42.1 million, or 13% year-over-year, to $276.3 million and our net interest margin fell 12 and 38 basis points, respectively, to 2.53% in the third quarter of this year.

Ongoing Expense Control

Non-interest expense totaled $162.2 million in the current third quarter, down 1% from the trailing-quarter level and up modestly from the year-earlier quarter. Merger-related expenses were $2.2 million in the year-earlier period; there were no comparable expenses in the third quarter of 2017. The sequential improvement was largely due to lower operating expenses including compensation and benefits expense and general and administrative (“G&A”) expense.

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

The following table summarizes the high, low, and average five- and ten-year CMTs in the respective periods:

	Five-Year Constant Maturity Treasury Rate				Ten-Year Constant Maturity Treasury Rate
	Sept. 30	June 30,	Sept. 30,		Sept. 30,	June 30,	Sept. 30,
	2017	2017	2016		2017	2017	2016
High	1.95%	1.94%	1.26%	High	2.39%	2.42%	1.73%
Low	1.63	1.71	0.94	Low	2.05	2.05	1.37
Average	1.81	1.81	1.13	Average	2.24	2.26	1.56

(Source: Bloomberg)

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loan production than they do on other types of loans we produce. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be meaningful. In the third quarter of 2017, prepayment income from loans contributed $14.1 million to interest income; in the trailing and year-earlier quarters, the contribution was $13.3 million and $13.4 million, respectively.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended September 30, 2017, June 30, 2017, and September 30, 2016. While unemployment declined year-over-year in all of these markets, the sequential comparison indicates declines in certain markets and modest increases in two states and New York City.

	For the Month Ended
	September 30, 2017	June 30, 2017	September 30, 2016
Unemployment rate:
United States	4.1%	4.5%	4.8%
New York City	5.0	4.4	5.4
Arizona	4.7	5.3	5.4
Florida	3.6	4.4	5.1
New Jersey	4.8	4.3	4.9
New York	4.7	4.5	4.9
Ohio	4.7	5.4	4.9

(Source: U.S. Department of Labor)

Another key economic indicator is the Consumer Price Index (the “CPI”), which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	September 2017	June 2017	September 2016
Change in prices:	0.5%	(0.1)%	0.3%

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 64.7% of our multi-family loans and 70.0% of our CRE loans are secured by properties in New York, with Manhattan accounting for 26.9% and 51.3% of our multi-family and CRE loans, respectively.

As reflected in the following table, residential rental vacancy rates in New York increased year-over-year and linked-quarter, while office vacancy rates in Manhattan declined year-over-year and linked quarter.

	For the Three Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016
Rental Vacancy Rates:
New York residential	5.6%	5.1%	5.1%
Manhattan office	10.2	10.8	10.5

Lastly, the Consumer Confidence Index® increased to 120.6 in September 2017 from 117.3 in June 2017 and 104.1 in September 2016. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Strategic Exit from the Mortgage Banking Business

On June 27, 2017, the Company announced that it had entered into an agreement to sell its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust Bank (“AmTrust”), to Freedom Mortgage Corporation (“Freedom”). The sale of our mortgage banking business effectively takes the Company out of the one-to-four family residential wholesale lending business. Additionally, the Company received approval from the FDIC to sell the assets covered under our Loss Share Agreements (“LSA”) and entered into an agreement to sell the majority of our one-to-four family residential mortgage-related assets, including those covered under the LSA, to FirstKey Mortgage, LLC, an affiliate of Cerberus Capital Management, L.P. (“Cerberus”).

On July 28, 2017, the Company completed the sale, resulting in the receipt of proceeds of $1.9 billion from Cerberus and the FDIC to sell the aforementioned loans and settle the related LSA, resulting in a gain of $74.6 million which is included in “Non-interest income” in the accompanying Consolidated Statement of Income and Comprehensive Income. Effective October 31, 2017, the Company and the FDIC completed termination of the LSA.

The sale of our mortgage banking business to Freedom, which included both our origination and servicing platforms, as well as our mortgage servicing portfolio with unpaid loan principal balances totaling $20.5 billion and related mortgage servicing rights (“MSRs”) asset of $208.8 million, closed on September 29, 2017. We received proceeds in the amount of $226.6 million, resulting in a pre-tax gain of $7.4 million.

The decision to sell the mortgage banking business and the assets covered under our LSA was the result of an evaluation with the Board of Directors and our outside advisors. Selling to a large, national, full-service mortgage banking company that would keep certain employees and maintain operations in the region were important considerations during the evaluation process. These actions are consistent with the Company’s strategic objectives. Such sales allow the Company to focus on its core business model, including growth through acquisitions, generate liquidity which will be redeployed into higher-earning assets, and enhance returns through improved efficiencies.

The Community Bank’s mortgage banking operation originated, aggregated, sold, and serviced one-to-four family loans. Community banks, credit unions, mortgage companies, and mortgage brokers used its proprietary web-accessible mortgage banking platform to originate and close one-to-four family loans nationwide. These loans were generally sold to GSEs, servicing retained. To a much lesser extent, the Community Bank used its mortgage banking platform to originate jumbo loans.

Declaration of Dividend on Common Shares

On October 24, 2017, the Board of Directors declared a quarterly cash dividend of $0.17 per share on our common stock, payable on November 21, 2017 to shareholders of record at the close of business on November 7, 2017.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses on non-covered loans; the determination of the amount, if any, of goodwill impairment; and the determination of the valuation allowance for deferred tax assets.

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

The methodology used for the allocation of the allowance for non-covered loan losses at September 30, 2017 and December 31, 2016 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

The historical loss period we use to determine the allowance for loan losses on non-covered loans is a rolling 27-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. Previously, we had identified two reporting units: our Banking Operations reporting unit and our Residential Mortgage Banking reporting unit. On September 29, 2017, the Company sold the Residential Mortgage Banking reporting unit; accordingly, we have identified only one reporting unit.

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

As of September 30, 2017, we had goodwill of $2.4 billion. Our goodwill is evaluated for impairment annually at December 31st, or more frequently if conditions exist that indicate that the value may be impaired. During the three months ended September 30, 2017, no triggering events were identified that indicated that the value of goodwill might be impaired as of such date. We performed our annual goodwill impairment test as of December 31, 2016 and, based on the results of our qualitative assessments, found no indication of goodwill impairment at that date.

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

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and the carry forward of certain tax attributes such as net operating losses. A valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable, based on available evidence at the time the estimate is made. In assessing the need for a valuation allowance, we estimate future taxable income, considering the prudence and feasibility of tax planning strategies and the realizability of tax loss carry forwards. Valuation allowances related to deferred tax assets can be affected by changes to tax laws, statutory tax rates, and future taxable income levels. In the event we were to determine that we would not be able to realize all or a portion of our net deferred tax assets in the future, we would reduce such amounts through a charge to income tax expense in the period in which that determination was made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through a decrease in income tax expense in the period in which that determination was made. Subsequently recognized tax benefits associated with valuation allowances recorded in a business combination would be recorded as an adjustment to goodwill.

Balance Sheet Summary

At September 30, 2017, we recorded total assets of $48.5 billion, a $110.2 million increase from the balance at June 30, 2017 and a $468.7 million decline from the balance at December 31, 2016. Loans, net, and securities represented $37.5 billion and $3.0 billion, respectively, of the September 30th balance and were down $1.4 billion and $140.1 million, respectively, from the trailing quarter-end balances and $1.9 billion and $786.0 million, respectively, from the year-end balances.

Deposits and borrowed funds totaled $28.9 billion and $12.4 billion, respectively, at the end of the current third quarter. The current third quarter deposit balance was comparable to the balances at both the second quarter of this year and year end. Borrowed funds were unchanged from the prior quarter-end balance and declined $1.3 billion from year end.

Total stockholders’ equity rose $635.7 million from the year-end 2016 balance, due primarily to a $502.8 million preferred stock offering in March, and $24.9 million from the June 30, 2017 balance, to $6.8 billion, at the current third-quarter end. Common stockholders’ equity represented 12.91% of total assets at September 30, 2017 compared to 12.89% and 12.31%, respectively, of total assets at June 30, 2017 and September 30, 2016, and a book value per common share of $12.79 at September 30, 2017 compared to $12.74 at June 30, 2017 and $12.50 at September 30, 2016.

Loans

Loans, net, fell $1.4 billion from the trailing quarter-end and $1.9 billion from year end to $37.5 billion in the three months ended September 30, 2017, representing 77.3% of total assets at that date. Included in the quarter-end balance were non-covered loans held for investment, net, of $37.3 billion, and non-covered loans held for sale of $104.9 million, as more fully discussed below.

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $37.5 billion at the end of the current third quarter, up $255.2 million from the June 30, 2017 balance and up $123.5 million from the balance at December 31, 2016. Loan originations increased $444.6 million, or 24%, sequentially, driven by 50% growth in multi-family originations and 30% growth in CRE originations.

Sales of participations totaled $37.8 million in the three months ended September 30, 2017, as compared to $148.2 million in the trailing three-month period. The pace of loan sale participations has declined due to the Company’s strategic decision to resume its balance sheet growth.

In addition to multi-family and CRE loans, the held-for-investment portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans, with specialty finance loans and leases and other C&I loans comprising the bulk of the “Other loan” portfolio.

At September 30, 2017, loans secured by multi-family, CRE, and ADC properties (as defined in the FDIC’s CRE Guidance) represented 739.9% of the consolidated Banks’ total risk-based capital, within the 850% limit agreed to with our regulators.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(in thousands)	2017	2017	2016	2017	2016
Mortgage Loans Originated for Investment:
Multi-family	$1,432,424	$952,265	$1,276,358	$3,339,302	$4,529,904
Commercial real estate	249,773	192,072	345,543	692,187	892,676
One-to-four family residential	22,047	50,697	101,365	116,603	248,020
Acquisition, development, and construction	21,754	20,836	17,855	55,509	123,849

Total mortgage loans originated for investment	$1,725,998	$1,215,870	$1,741,121	$4,203,601	$5,794,449

Other Loans Originated for Investment:
Specialty finance	$468,735	$498,918	$369,308	$1,236,817	$907,551
Other commercial and industrial	115,569	150,787	151,279	388,511	451,340
Other	700	785	894	2,370	3,010

Total other loans originated for investment	$585,004	$650,490	$521,481	$1,627,698	$1,361,901

Total loans originated for investment	$2,311,002	$1,866,360	$2,262,602	$5,831,299	$7,156,350

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “primary lending niche.”

Multi-family loan originations represented $1.4 billion, or 62.0%, of the held-for-investment loans we produced in the current third quarter, reflecting a linked-quarter increase of $480.2 million and a $156.1 million increase year-over-year. At September 30, 2017, multi-family loans represented $27.1 billion, or 72.4%, of total non-covered loans held for investment, reflecting a $286.2 million increase from the balance at June 30th and a $200.3 million increase from the balance at December 31st.

The average multi-family loan had a principal balance of $5.6 million at the end of the current third quarter, which was modestly higher than the balances at June 30, 2017 and December 31, 2016, respectively.

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

Our multi-family loans tend to refinance in approximately three years of origination; at September 30, 2017, June 30, 2017, and December 31, 2016, the weighted average life of the multi-family loan portfolio was 2.7 years, 3.2 years, and 2.9 years, respectively.

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

At September 30, 2017, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 64.7% of our multi-family loans were secured by buildings in New York City and 5.5% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

Commercial Real Estate Loans

CRE loans represented $7.6 billion, or 20.1%, of total loans held for investment at the end of the current third quarter, a $9.8 million increase from the balance at June 30, 2017, but a $174.0 million decrease from the balance at December 31, 2016. CRE loans represented $249.8 million, or 10.8%, of loans originated for investment in the current third quarter, reflecting a linked-quarter increase of $57.7 million and a year-over-year decrease of $95.8 million.

At September 30, 2017, the average CRE loan had a principal balance of $5.7 million, unchanged from the average principal balance at June 30, 2017, and up modestly from December 31, 2016.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2017, 70.0% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 11.6%. Other parts of New York State accounted for 2.6% of the properties securing our CRE credits, while all other states accounted for 15.8%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply. Furthermore, our CRE loans also tend to refinance in approximately three years of origination; the weighted average life of the CRE portfolio was 2.9 years, 3.0 years, and 3.4 years at September 30, 2017, June 30, 2017, and December 31, 2016, respectively.

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

One-to-Four Family Loans

Reflecting our announcement that the Company was exiting the mortgage banking business, the September 30, 2017 balance of one-to-four family loans held for investment was relatively unchanged sequentially at $413.2 million, representing 1.1% of total loans held for investment at that date.

Acquisition, Development, and Construction Loans

The balance of ADC loans increased $12.8 million to $385.9 million sequentially, representing 1.0% of total held-for-investment loans at the current third-quarter end. In the third quarter of 2017, we originated ADC loans of $21.8 million, a $918,000 increase from the trailing-quarter volume and a year-over-year increase of $3.9 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the nine months ended September 30, 2017 and 2016, we recovered losses against guarantees of $321,000 and $314,000, respectively.

Other Loans

Other loans of $2.0 billion were relatively unchanged from the trailing three-month period, representing 5.3% of total loans at September 30th due to an increase in specialty finance loans and leases to $1.4 billion and a $20.8 million decline in other C&I loans to $545.5 million. Included in the latter amount were taxi medallion-related loans of $99.1 million, representing 0.3% of total loans held for investment. The remainder of the “other loan” portfolio included a nominal amount of consumer loans.

Originations of other loans totaled $585.0 million in the current third quarter, reflecting a $65.5 million decrease from the trailing-quarter volume and a $63.5 million increase from the year-earlier amount. Specialty finance loans and leases represented the bulk of the quarter’s other loan originations, at $468.7 million, reflecting a $30.2 million decrease from the trailing-quarter level and a $99.4 million increase from the year-earlier amount. Other C&I loans represented $115.6 million of the other loans produced in the current third quarter, down $35.2 million and $35.7 million, respectively, from the volumes in the earlier periods.

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

At September 30, 2017 and December 31, 2016, the largest loan in our portfolio was a loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was $287.5 million at both period-ends.

In view of the heightened regulatory focus on CRE concentration, we monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the FDIC’s CRE Guidance) to our total risk-based capital to ensure that it remains within the 850% limit we have agreed to with our regulators. At September 30, 2017, the consolidated Banks’ CRE concentration ratio was 739.9%.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2017:

	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,311,621	26.94%	$3,873,867	51.31%
Brooklyn	4,237,542	15.61	597,718	7.92
Bronx	3,697,390	13.62	110,749	1.46
Queens	2,230,371	8.22	647,450	8.57
Staten Island	79,177	0.29	56,313	0.75

Total New York City	$17,556,101	64.68%	$5,286,097	70.01%

Long Island	522,364	1.92	877,343	11.62
Other New York State	967,434	3.56	193,000	2.56
All other states	8,099,498	29.84	1,193,947	15.81

Total	$27,145,397	100.00%	$7,550,387	100.00%

At September 30, 2017, the largest concentration of one-to-four family loans held for investment was located in California, with a total of $202.2 million; the largest concentration of ADC loans held for investment was located in New York City, with a total of $282.5 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

At September 30, 2017, non-covered loans held for sale were $104.9 million, down $304.2 million from the level at December 31, 2016. The decline is attributable to our exit from the mortgage banking business. The Company expects a majority of the current-period balance to be sold during the fourth quarter of 2017.

Outstanding Loan Commitments

At September 30, 2017, we had outstanding loan commitments of $2.2 billion, down $248.4 million from the level at June 30, 2017. Commitments to originate loans held for investment represented $2.1 billion of the September 30th total, and commitments to originate loans held for sale represented the remaining $50.4 million. At December 31, 2016, the respective commitments were $1.8 billion and $242.5 million.

Multi-family, CRE, and ADC loans together represented $814.5 million of held-for-investment loan commitments at the end of the third quarter, while other loans represented $1.3 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $901.9 million and commitments to originate other C&I loans of $403.8 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $339.6 million at September 30, 2017, a $20.7 million decrease from the volume at June 30th. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Repossessed Assets

Non-performing non-covered assets represented $84.7 million, or 0.17%, of total non-covered assets at September 30, 2017, as compared to $91.6 million, or 0.20% at June 30, 2017 and $68.1 million, or 0.14%, of total non-covered assets, at December 31, 2016. The $6.9 million decrease was the net effect of a $13.0 million decline in non-performing non-covered loans to $69.0 million, and a $6.2 million increase in non-covered repossessed assets to $15.8 million. Non-performing non-covered loans represented 0.18% of total non-covered loans at the end of the third quarter, compared to 0.22% at June 30th and 0.15% at December 31st.

The increase in both non-performing non-covered loans and non-performing non-covered assets in the current nine-month period was largely attributable to the transition to non-accrual status of taxi medallion-related loans. As reflected in the tables featured later in this discussion, the balance of non-accrual non-covered mortgage loans declined $14.4 million from the year-end balance to $24.3 million, while the balance of non-accrual non-covered other loans rose $26.9 million to $44.7 million. Taxi medallion-related loans accounted for $43.4 million of this total.

In addition, the Company recorded net charge-offs of $40.4 million during the current third quarter, representing 0.11% of average loans.

The following table sets forth the changes in non-performing non-covered loans over the nine months ended September 30, 2017:

(in thousands)
Balance at December 31, 2016	$56,469
New non-accrual	68,616
Charge-offs	(24,409)
Transferred to other real estate owned	(6,607)
Loan payoffs, including dispositions and principal pay-downs	(25,009)
Restored to performing status	(90)

Balance at September 30, 2017	$68,970

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances for the nine months ended September 30, 2017:

			Change from December 31, 2016 to September 30, 2017
(dollars in thousands)	September 30, 2017	December 31, 2016	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$11,018	$13,558	$(2,540)	(18.73)%
Commercial real estate	4,923	9,297	(4,374)	(47.05)
One-to-four family residential	2,179	9,679	(7,500)	(77.49)
Acquisition, development, and construction	6,200	6,200	—	—

Total non-accrual non-covered mortgage loans	24,320	38,734	(14,414)	(37.21)
Non-accrual non-covered other loans (1)	44,650	17,735	26,915	151.76

Total non-performing non-covered loans	$68,970	$56,469	$12,501	22.14%

(1)	Includes $43.4 million and $15.2 million of non-accrual non-covered taxi medallion-related loans at September 30, 2017 and at December 31, 2016, respectively.

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2017 and December 31, 2016, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2017. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following tables present the number and amount of non-performing multi-family and CRE loans by originating bank at September 30, 2017 and December 31, 2016:

As of September 30, 2017	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	6	$11,012	10	$4,923
New York Commercial Bank	1	6	—	—

Total for New York Community Bancorp	7	$11,018	10	$4,923

As of December 31, 2016	Non-Performing Multi-Family Loans		Non-Performing Commercial Real Estate Loans
(dollars in thousands)	Number	Amount	Number	Amount
New York Community Bank	11	$13,298	7	$4,297
New York Commercial Bank	2	260	2	5,000

Total for New York Community Bancorp	13	$13,558	9	$9,297

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

In addition, one-to-four family loans, ADC loans, and other loans represented 1.1%, 1.0%, and 5.3%, respectively, of total non-covered loans held for investment at September 30, 2017, comparable to, or consistent with, the levels at both June 30, 2017 and December 31, 2016. Furthermore, while 0.5% of our one-to-four family loans were non-performing at the end of the current third quarter, 1.6% of our ADC loans and 2.2% of our other loans were non-performing at that date.

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

The following table presents our held-for-investment loans 30 to 89 days past due by loan type and the changes in the respective balances for the nine months ended September 30, 2017:

			Change from December 31, 2016 to September 30, 2017
(dollars in thousands)	September 30, 2017	December 31, 2016	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$602	$28	$574	2,050.00%
Commercial real estate	450	—	450	—
One-to-four family residential	676	2,844	(2,168)	(76.23)
Acquisition, development, and construction	—	—	—	—
Other loans	3,425	7,511	(4,086)	(54.40)

Total non-covered loans 30-89 days past due	$5,153	$10,383	$(5,230)	(50.37)%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can adversely impact a borrower’s ability to repay. Largely reflecting the nature of our primary lending niche and our conservative underwriting standards, we recorded aggregate net recoveries on our core multi-family and CRE portfolios in the third quarter of 2017.

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $44.6 million provision for such losses in the current third quarter, as compared to $11.6 million and $1.2 million, respectively, in the trailing and year-earlier three months. Reflecting the third-quarter provision, and the aforementioned net charge-offs, the allowance for losses on non-covered loans increased to $158.9 million at September 30, 2017. This represented 0.42% of total non-covered loans and 230.42% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of the end of the current third quarter, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At September 30, 2017, our three largest non-performing loans were a C&I loan with a balance of $7.8 million, a multi-family loan with a balance of $7.6 million, and an ADC loan with a balance of $6.2 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At September 30, 2017, non-accrual TDRs included taxi medallion-related loans with a combined balance of $43.4 million.

At September 30, 2017, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $41.5 million; loans in connection with which forbearance agreements were reached totaled $1.8 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, CRE loans, one-to-four family loans, and other loans were 100%, 100%, 50%, and 84%, respectively, at September 30, 2017. There were no restructured ADC loans at that date.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the nine months ended September 30, 2017:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2016	$3,466	$16,454	$19,920
New TDRs	8,960	35,297	44,257
Transferred to other real estate owned	—	(877)	(877)
Charge-offs	—	(11,956)	(11,956)
Transferred from accruing to non-accrual	(1,254)	1,254	—
Loan payoffs, including dispositions and principal pay-downs	(886)	(7,141)	(8,027)

Balance at September 30, 2017	$10,286	$33,031	$43,317

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2017, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current first quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered Repossessed Assets, and Non-Covered PCI Loans)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at September 30, 2017 and December 31, 2016. Covered loans and non-covered purchased credit-impaired (“PCI”) loans were considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2017	At or For the Year Ended December 31, 2016
Allowance for Losses on Non-Covered Loans:
Balance at beginning of period	$158,290	$147,124
Provision for losses on non-covered loans	58,017	11,874
Charge-offs:
Multi-family	(279)	—
Commercial real estate	—	—
One-to-four family residential	(96)	(170)
Acquisition, development, and construction	—	—
Other loans	(58,203)	(3,413)

Total charge-offs	(58,578)	(3,583)
Recoveries:
Multi-family	28	78
Commercial real estate	398	799
One-to-four family residential	169	228
Acquisition, development, and construction	—	167
Other loans	594	1,603

Total recoveries	1,189	2,875

Net charge-offs	(57,389)	(708)

Balance at end of period	$158,918	$158,290

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$11,018	$13,558
Commercial real estate	4,923	9,297
One-to-four family residential	2,179	9,679
Acquisition, development, and construction	6,200	6,200

Total non-accrual non-covered mortgage loans	$24,320	$38,734
Other non-accrual non-covered loans	44,650	17,735

Total non-performing non-covered loans (1)	$68,970	$56,469
Non-covered repossessed assets (2)	15,753	11,607

Total non-performing non-covered assets	$84,723	$68,076

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.18%	0.15%
Non-performing non-covered assets to total non-covered assets	0.17	0.14
Allowance for losses on non-covered loans to non-performing non-covered loans	230.42	277.19
Allowance for losses on non-covered loans to total non-covered loans	0.42	0.42
Net charge-offs during the period to average loans outstanding during the period (3)	0.15	0.00
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$602	$28
Commercial real estate	450	—
One-to-four family residential	676	2,844
Acquisition, development, and construction	—	—
Other loans	3,425	7,511

Total non-covered loans 30-89 days past due (4)	$5,153	$10,383

(1)	The December 31, 2016 amount excludes loans 90 days or more past due of $131.5 million that were covered by the LSA and non-covered PCI loans of $869 thousand.
(2)	The September 30, 2017 amount includes $6.5 million of repossessed taxi medallions. The December 31, 2016 amount excludes non-covered repossessed assets of $17.0 million that were covered by the LSA.
(3)	Average loans include covered loans.
(4)	The December 31, 2016 amount excludes loans 30 to 89 days past due of $22.6 million that were covered by the LSA and $6 thousand of non-covered PCI loans.

Covered Loans and Covered Other Real Estate Owned

In connection with the AmTrust and Desert Hills Bank LSA, we established FDIC loss share receivables of $740.0 million and $69.6 million, respectively, which were the acquisition-date fair values of the respective LSA (i.e., the expected reimbursements from the FDIC over the terms of the agreements). The loss share receivables increased if the losses increased, and decreased if the losses fell short of the expected amounts. Increases in estimated reimbursements were recognized in income in the same period that they were identified and that the allowance for losses on the related covered loans was recognized.

Additionally, as previously disclosed, the Company received approval from the FDIC to sell assets covered under our LSA, early terminate the LSA, and enter into an agreement to sell the majority of our one-to-four family residential mortgage-related assets, including those covered under the LSA, to an affiliate of Cerberus. On July 28, 2017, the Company completed the sale, resulting in the receipt of proceeds of $1.9 billion from Cerberus and the FDIC to sell the aforementioned loans and settle the related LSA, resulting in a gain of $74.6 million which is included in “Non-interest income” in the accompanying Consolidated Statement of Income and Comprehensive Income. Effective October 31, 2017, the Company and the FDIC completed termination of the LSA.

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

As previously discussed, the covered loan portfolio was sold during the third quarter of 2017; accordingly, the following table presents information regarding our non-performing assets and loans past due at December 31, 2016 only, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Year Ended December 31, 2016
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$—
Commercial real estate	612
One-to-four family	125,076
Acquisition, development, and construction	—
Other loans	6,646

Total covered loans and non-covered PCI loans 90 days or more past due	$132,334
Covered other real estate owned	16,990

Total covered assets and non-covered PCI loans	$149,324

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$13,558
Commercial real estate	9,909
One-to-four family	134,755
Acquisition, development, and construction	6,200
Other non-performing loans	24,381

Total non-performing loans	$188,803
Other real estate owned	28,598

Total non-performing assets	$217,401

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.48%
Total non-performing assets to total assets	0.44
Allowance for loan losses to total non-performing loans	96.39
Allowance for loan losses to total loans	0.47
Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—
Commercial real estate	—
One-to-four family	21,112
Acquisition, development, and construction	—
Other loans	1,542

Total covered loans and non-covered PCI loans 30-89 days past due	$22,654

Total Loans 30-89 Days Past Due:
Multi-family	$28
Commercial real estate	—
One-to-four family	23,956
Acquisition, development, and construction	—
Other loans	9,053

Total loans 30-89 days past due	$33,037

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at September 30, 2017:

(in thousands)	Total
New York	$49,097
New Jersey	9,938
Maryland	6,200
Connecticut	1,781
Arizona	1,204
Florida	475
All other states	275

Total non-performing loans	$68,970

Securities

Securities declined $140.1 million from the current second quarter-end 2017 balance and $786.0 million from the year-end 2016 balance to $3.0 billion, representing 6.3% of total assets, at September 30, 2017. During the second quarter of 2017, the Company repositioned its “Held-to-Maturity” securities portfolio by designating the entire portfolio as “Available-for-Sale.” In addition, it took advantage of favorable bond market conditions and sold approximately $521.0 million of securities, resulting in a pre-tax gain on sale of $26.9 million.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At September 30, 2017 and December 31, 2016, the Community Bank held FHLB-NY stock in the amount of $564.3 million and $562.0 million, respectively, and the Commercial Bank held FHLB-NY stock of $15.1 million and $16.4 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Community Bank totaled $22.8 million and $19.2 million, respectively, in the nine months ended September 30, 2017 and 2016; dividends from the FHLB-NY to the Commercial Bank totaled $701,000 and $1.1 million, respectively, in the corresponding periods.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income.

Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $12.4 million to $961.4 million in the nine months ended September 30, 2017.

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

While goodwill totaled $2.4 billion at both September 30, 2017 and December 31, 2016, the balance of CDI, net, declined from $208,000 to zero as a result of amortization in the first nine months of this year.

For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

Sources of Funds

The Parent Company (i.e., the Company on an unconsolidated basis) has three primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Company by the Banks; capital raised through the issuance of stock; and funding raised through the issuance of debt instruments.

On a consolidated basis, our funding primarily stems from a combination of the following sources: deposits; borrowed funds, primarily in the form of wholesale borrowings; the cash flows generated through the repayment and sale of loans; and the cash flows generated through the repayment and sale of securities.

Loan repayments and sales totaled $9.3 billion in the nine months ended September 30, 2017, down from the $9.1 billion recorded in the year-earlier nine months. Cash flows from the repayment and sales of securities totaled $1.3 billion and $2.7 billion, respectively, in the corresponding periods, while purchases of securities totaled $404.0 million and $281.9 million, respectively.

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

In the nine months ended September 30, 2017, total deposits of $28.9 billion were comparable to the level recorded at December 31, 2016. Certificates of deposit (“CDs”) represented 30.5% of total deposits at the end of the third quarter, and total deposits represented 59.6% of total assets at that date.

Included in the September 30th balance of deposits were institutional deposits of $2.2 billion and municipal deposits of $791.5 million, as compared to $2.8 billion and $637.7 million, respectively, at December 31, 2016. Brokered deposits dropped $79.1 million during this timeframe, to $3.9 billion, the net effect of an $83.1 million increase in brokered money market accounts to $2.6 billion and a $641.1 million decline in brokered interest-bearing checking accounts to $804.9 million. At September 30, 2017, we had $478.9 million of brokered CDs. We had no brokered CDs at December 31, 2016. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. In the three months ended September 30, 2017, the balance of borrowed funds was unchanged from the trailing quarter and fell $1.3 billion from year end to $12.4 billion, representing 25.5% of total assets, at that date.

Wholesale Borrowings

Wholesale borrowings were unchanged from the trailing quarter but fell $1.3 billion from year end to $12.0 billion, representing 24.8% of total assets, at quarter end.

FHLB-NY advances declined $110.0 million during this time, to $11.6 billion, while the balance of repurchase agreements dropped $1.1 billion to $450.0 million. In addition, while federal funds purchased amounted to $150.0 million at the end of December, there were no federal funds purchased at September 30, 2017.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.1 million at the end of the current third quarter, comparable to the balance at December 31st.

Risk Definitions

The following section outlines the definitions of interest rate risk, market risk, and liquidity risk, and how the Company manages market and interest rate risk:

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

In the first nine months of 2017, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; and (2) We continued the origination of certain C&I loans that feature floating interest rates.

In connection with the activities of our mortgage banking operation, we enter into contingent commitments to fund or purchase residential mortgage loans by a specified future date at a stated interest rate and corresponding price. Such commitments, which were generally known as interest rate lock commitments (“IRLCs”), were considered to be financial derivatives and, as such, were carried at fair value.

To mitigate the interest rate risk associated with our IRLCs, we entered into forward commitments to sell mortgage loans or mortgage-backed securities (“MBS”) by a specified future date and at a specified price. These forward-sale agreements were also carried at fair value. Such forward commitments to sell generally obligated us to complete the transaction as agreed, and therefore pose a risk to us if we are not able to deliver the loans or MBS pursuant to the terms of the applicable forward-sale agreement.

When we retained the servicing on the loans we sold, we capitalized an MSR asset. Residential MSRs are recorded at fair value, with changes in fair value recorded as a component of non-interest income. We estimate the fair value of the MSR asset based upon a number of factors, including current and expected loan prepayment rates, economic conditions, and market forecasts, as well as relevant characteristics of the associated underlying loans. Generally, when market interest rates decline, loan prepayments increase as customers refinance their existing mortgages to take advantage of more favorable interest rate terms. When a mortgage prepays, or when loans are expected to prepay earlier than originally expected, a portion of the anticipated cash flows associated with servicing these loans is terminated or reduced, which can result in a reduction in the fair value of the capitalized MSRs and a corresponding reduction in earnings.

To mitigate the prepayment risk inherent in residential MSRs, we could have sold the servicing of the loans we produced, and thus minimized the potential for earnings volatility. Instead, we opted to mitigate such risk by investing in exchange-traded derivative financial instruments that were expected to experience opposite and partially offsetting changes in fair value as related to the value of our residential MSRs.

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

At September 30, 2017, our one-year gap was a negative 17.52%, as compared to a negative 21.37% at December 31, 2016. The 385-basis point change was largely due to an increase in cash balances as a result of the sale of the mortgage banking operations and borrowings maturing or repricing within one year, combined with a decrease in loans and deposits maturing or repricing within that time.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2017 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2017 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 15% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 15% and 13% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest-bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 57% for the first five years and 43% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 70% for the first five years and 30% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 71% for the first five years and 29% for years six through ten.

Interest Rate Sensitivity Analysis

	At September 30, 2017
	Three	Four to	More Than	More Than	More Than	More
	Months	Twelve	One Year	Three Years	Five Years	Than
(dollars in thousands)	or Less	Months	to Three Years	to Five Years	to 10 Years	10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,404,215	$5,395,365	$13,855,861	$10,974,797	$3,759,589	$152,340	$37,542,167
Mortgage-related securities (2)(3)	28,954	48,601	153,528	1,010,056	1,187,286	82,104	2,510,529
Other securities (2)	694,896	260,513	3,848	10,929	60,632	69,153	1,099,971
Interest-earning cash and cash equivalents	3,114,444	—	—	—	—	—	3,114,444

Total interest-earning assets	7,242,509	5,704,479	14,013,237	11,995,782	5,007,507	303,597	44,267,111

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	6,442,546	436,363	1,007,765	826,948	3,625,327	—	12,338,949
Savings accounts	902,004	824,160	614,154	484,171	2,172,089	—	4,996,578
Certificates of deposit	3,193,359	4,899,393	629,427	67,239	13,155	—	8,802,573
Borrowed funds	1,463,926	3,273,500	7,381,000	100,000	—	145,176	12,363,602

Total interest-bearing liabilities	12,001,835	9,433,416	9,632,346	1,478,358	5,810,571	145,176	38,501,702

Interest rate sensitivity gap per period (4)	$(4,759,326)	$(3,728,937)	$4,380,891	$10,517,424	$(803,064)	$158,421	$5,765,409

Cumulative interest rate sensitivity gap	$(4,759,326)	$(8,488,263)	$(4,107,372)	$6,410,052	$5,606,988	$5,765,409

Cumulative interest rate sensitivity gap as a percentage of total assets	(9.82)%	(17.52)%	(8.48)%	13.23%	11.57%	11.90%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	60.35%	60.40%	86.78%	119.70%	114.62%	114.97%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowance for non-covered loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of September 30, 2017, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 11.23% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 4.08% per annum.

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

Based on the information and assumptions in effect at September 30, 2017, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(2.54)%
+200	(8.93)%

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2017, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(2.34)%
+200	(5.72)%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2017, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 1.83% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 3.85% increase in net interest income.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $3.3 billion and $557.9 million, respectively, at September 30, 2017 and December 31, 2016. As in the past, our portfolios of loans and securities provided liquidity in the first nine months of the year, with cash flows from the repayment and sale of loans totaling $9.3 billion and cash flows from the repayment and sale of securities totaling $1.3 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2017, our available borrowing capacity with the FHLB-NY was $7.5 billion. In addition, the Banks had $3.0 billion of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At September 30, 2017, the maximum amount the Community Bank could borrow from the FRB-NY was $1.3 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $77.5 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first nine months of 2017, the volume of loans originated for investment was $5.8 billion. During this time, the net cash provided by investing activities totaled $2.5 billion. Our operating activities provided net cash of $1.3 billion, while the net cash used in our financing activities totaled $1.1 billion.

CDs due to mature in one year or less from September 30, 2017 totaled $8.1 billion, representing 91.9% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the nine months ended September 30, 2017, the Banks paid dividends totaling $276.0 million to the Parent Company, leaving $302.4 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at September 30, 2017 included $135.8 million in cash and cash equivalents. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Derivative Financial Instruments

We use various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consist of financial forward and futures contracts, IRLCs, swaps, and options, and relate to our mortgage banking operation, residential MSRs, and other risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At September 30, 2017, we held derivative financial instruments with a notional value of $765.9 million. (See Note 12, “Derivative Financial Instruments,” for a further discussion of our use of such financial instruments.)

Capital Position

In March 2017, the Company raised $502.8 million, net of underwriting and other issuance expenses, through an offering of depositary shares, each representing a 1/40 interest in a share of preferred stock. Primarily reflecting the capital raised, total stockholders’ equity rose $635.7 million from the December 31st balance to $6.8 billion at September 30, 2017.

Common stockholders’ equity represented 12.91%, 12.89%, and 12.52%, respectively, of total assets at September 30, 2017, June 30, 2017, and December 31, 2016, and was equivalent to a book value per common share of $12.79, $12.74, and $12.57 at the respective dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At September 30, 2017, June 30, 2017, and December 31, 2016, we had outstanding common shares of 489,061,848, 489,023,298, and 487,056,676, respectively.

Tangible common stockholders’ equity was relatively stable at $3.8 billion, representing 8.30% of tangible assets and a tangible book value per common share of $7.81 at September 30, 2017. At the end of the second quarter, tangible common stockholders’ equity also totaled $3.8 billion or 8.27% of tangible assets and a tangible book value per common share of $7.76. At December 31, 2016, tangible common stockholders’ equity totaled $3.7 billion, representing 7.93% of tangible assets, and a tangible book value per common share of $7.57.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At September 30, 2017, June 30, 2017, and December 31, 2016, we recorded goodwill of $2.4 billion; CDI was zero, $24,000, and $208,000, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which increased $3.1 million from the balance at the end of June and decreased $52.3 million from the end of December to $4.4 million at September 30, 2017. The increase was the result of a $4.3 million increase in the net unrealized gain on available-for-sale securities, net of tax, to $47.9 million and a $1.2 million decrease in pension and post-retirement obligations, net of tax, to $47.1 million.

At September 30, 2017, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At September 30, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,823,765	11.54%	$4,326,605	13.06%	$4,832,749	14.59%	$4,326,605	9.40%
Minimum for capital adequacy purposes	1,490,799	4.50	1,987,732	6.00	2,650,309	8.00	1,840,256	4.00

Excess	$2,332,966	7.04%	$2,338,873	7.06%	$2,182,440	6.59%	$2,486,349	5.40%

Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At September 30, 2017, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 659 basis points and the fully-phased in capital conservation buffer by 409 basis points.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at September 30, 2017:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At September 30, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,176,102	13.60%	$4,176,102	13.60%	$4,304,995	14.02%	$4,176,102	9.80%
Minimum for capital adequacy purposes	1,381,593	4.50	1,842,123	6.00	2,456,165	8.00	1,703,799	4.00

Excess	$2,794,509	9.10%	$2,333,979	7.60%	$1,848,830	6.02%	$2,472,303	5.80%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At September 30, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$372,817	15.30%	$372,817	15.30%	$403,287	16.55%	$372,817	11.07%
Minimum for capital adequacy purposes	109,671	4.50	146,227	6.00	194,970	8.00	134,716	4.00

Excess	$263,146	10.80%	$226,590	9.30%	$208,317	8.55%	$238,101	7.07%

As of September 30, 2017, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended September 30, 2017

Net income available to common shareholders (“net income”) totaled $102.3 million in the current third quarter, equivalent to $0.21 per diluted common share. In the trailing and year-earlier quarters, net income totaled $107.0 million and $125.3 million, and was equivalent to $0.22 and $0.26 per diluted common share, respectively. The sequential and year-over-year declines in net income were primarily due to a decrease in net interest income, as further discussed below.

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

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In the third quarter of 2017, the average five-year CMT was 1.81%, unchanged from the trailing quarter and as compared to 1.13% for the year-earlier quarter. The average ten-year CMT was 2.24% in the current third quarter, as compared to 2.26% and 1.56%, respectively, in the prior periods.

Net interest income is also influenced by the level of prepayment income primarily generated in connection with the prepayment of our multi-family and CRE loans, as well as securities. Since prepayment income is recorded as interest income, an increase or decrease in its level will also be reflected in the average yields (as applicable) on our loans, securities, and interest-earning assets, and therefore in our interest rate spread and net interest margin.

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

The Company recorded net interest income of $276.3 million in the current second quarter, an $11.4 million decrease from the trailing-quarter level and a $42.1 million decrease from the year-earlier amount.

Linked-Quarter Comparison

The sequential decline in net interest income was attributable to a variety of factors, including an increase in our cost of funds, as short-term interest rates rose in the quarter. Additionally, the sale of our covered loan portfolio, which closed at the end of July and resulted in excess liquidity being invested at lower yields, negatively impacted net interest income. This was partially offset by modest loan growth along with stable loan yields. Details of the linked-quarter decline in net interest income follow:

•	Interest income of $393.7 million in the current third quarter declined $5.4 million from the amount reported in the trailing quarter. Interest income from loans declined $10.3 million to $351.0 million, while interest income from securities and interest-earning cash and cash equivalents rose $4.9 million to $42.7 million.

•	The decrease in interest income from loans was driven by a $1.3 billion decrease in the average balance to $37.8 billion and a one-basis point increase in the average yield to 3.71%. The decrease in the average balance was largely due to the sale of our covered loan portfolio early in the quarter. The increase in the average yield was a function of the increase in prepayment income. Prepayment income on loans contributed 15 basis points to the average yield on loans, an increase of one basis point.

•	The increase in the interest income from securities and interest-earning cash and cash equivalents was due to increases in both the average balances and in the average yields. The average balance rose $1.8 billion to $6.1 billion due to the aforementioned investment of the cash proceeds from the sale of our covered loan portfolio. Prepayment income on securities contributed 28 basis points to the average yield on securities, an increase of 11 basis points.

•	As a result, the average balance of interest-earning assets rose $514.9 million sequentially, to $43.9 billion and the average yield on such assets declined nine basis points to 3.59%.

•	Interest expense rose $6.0 million sequentially to $117.3 million, as a $7.1 million increase in interest expense on total interest-bearing deposits combined with a $1.1 million decrease in the interest expense on borrowed funds.

•	Specifically, interest expense on interest-bearing deposits rose to $62.4 million, due to a $153.2 million decline in the average balance to $26.2 billion combined with a nine-basis point increase in the average cost of such funds to 0.94%. However, interest expense on borrowed funds dropped to $55.0 million as a $798.3 million decline in the average balance to $12.4 billion was offset by a six-basis point increase in the average cost to 1.76%.

•	As a result, the average balance of interest-bearing liabilities fell $645.2 million sequentially, to $38.6 billion and the average cost of funds rose seven basis points to 1.21%.

Year-Over-Year Comparison

The following factors contributed to the year-over-year reduction in net interest income:

•	Interest income fell $22.4 million year-over-year as a $5.5 million decline in the interest income from securities and interest-earning cash and cash equivalents was coupled with a $16.9 million decline in the interest income from loans.

•	The decline in the interest income from loans was largely due to a $1.5 billion decline in the average balance and a three-basis point decline in the average yield. In addition, prepayment income contributed $13.4 million to the interest income from loans and 14 basis points to the average yield on such assets in the year-earlier quarter.

•	The year-over-year reduction in interest income from securities was driven by a $829.0 million increase in the average balance, offset by a 53-basis point drop in the average yield.

•	As a result, the average balance of interest-earning assets rose $90.8 million from the year-earlier level and the average yield fell 21 basis points.

•	Interest expense rose $19.7 million year-over-year as the interest expense on deposits rose $18.6 million and the interest expense on borrowed funds rose $1.1 million.

•	The year-over-year rise in interest expense stemming from deposits was due to a 28-basis point rise in the average cost of such funds due to higher short-term interest rates, offset by an $18.0 million decrease in the average balance. The increase in the interest income from borrowed funds was driven by a 21-basis point rise in the average cost of such funding and mitigated by a $1.4 billion decline in the average balance from the year-earlier amount.

•	As a result, the average balance of interest-bearing liabilities fell $1.4 million and the average cost of funds rose 24 basis points year-over-year.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.53%, the margin was 12 basis points narrower than the trailing-quarter measure and 38 basis points narrower than the margin recorded in the third quarter of last year. The respective reductions were due, in part, to a decline in prepayment income from the levels recorded in the trailing and year-earlier quarters, as reflected in the following table:

	For the Three Months Ended
(dollars in thousands)	September 30, 2017		June 30, 2017		September 30, 2016
Total interest income	$393,675		$399,075		$416,096
Prepayment income:
From loans	$14,076		$13,285		$13,422
From securities	2,488		1,708		8,947

Total prepayment income	$16,564		$14,993		$22,369

Net interest margin (including the contribution of prepayment income)	2.53%		2.65%		2.91%
Less:
Contribution of prepayment income to net interest margin:
From loans	13	bps	12	bps	12	bps
From securities	3		2		8

Total contribution of prepayment income to net interest margin	16	bps	14	bps	20	bps

Adjusted net interest margin (i.e., excluding the contribution of prepayment income) (1)	2.37%		2.51%		2.71%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure, as more fully discussed below.

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

Net Interest Income Analysis

	For the Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$37,791,476	$350,990	3.71%	$39,113,348	$361,330	3.70%	$39,337,380	$367,932	3.74%
Securities (2)(3)	3,597,699	34,359	3.81	4,226,369	37,732	3.55	4,426,703	48,160	4.34
Interest-earning cash and cash equivalents (2)	2,474,307	8,326	1.34	8,858	13	0.59	8,629	4	0.18

Total interest-earning assets	43,863,482	393,675	3.59	43,348,575	399,075	3.68	43,772,712	416,096	3.80
Non-interest-earning assets	4,662,777			5,720,589			5,386,459

Total assets	$48,526,259			$49,069,164			$49,159,171

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,672,720	$27,620	0.86%	$12,971,440	$24,084	0.74%	$13,356,174	$15,866	0.47%
Savings accounts	5,006,499	7,109	0.56	5,260,397	7,150	0.55	5,629,135	7,439	0.53
Certificates of deposit	8,533,404	27,649	1.29	7,827,633	24,006	1.23	7,245,325	20,501	1.13

Total interest-bearing deposits	26,212,623	62,378	0.94	26,059,470	55,240	0.85	26,230,634	43,806	0.66
Borrowed funds	12,397,681	54,954	1.76	13,195,987	56,066	1.70	13,802,662	53,867	1.55

Total interest-bearing liabilities	38,610,304	117,332	1.21	39,255,457	111,306	1.14	40,033,296	97,673	0.97
Non-interest-bearing deposits	2,766,701			2,960,164			2,832,569
Other liabilities	383,622			203,237			212,303

Total liabilities	41,760,627			42,418,858			43,078,168
Stockholders’ equity	6,765,632			6,650,306			6,081,003

Total liabilities and stockholders’ equity	$48,526,259			$49,069,164			$49,159,171

Net interest income/interest rate spread		$276,343	2.38%		$287,769	2.54%		$318,423	2.83%

Net interest margin			2.53%			2.65%			2.91%

Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.10x			1.09x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded a $44.6 million provision for non-covered loan losses in the current third quarter, as compared to $11.6 million and $1.2 million in the three months ended June 30, 2017 and September 30, 2016. The elevated loan loss provision for the current third quarter was due to our taxi medallion-related loans. In the third quarter of 2017, the Company recorded net charge-offs of $40.4 million, of which $40.6 million was related to taxi medallion-related loans, compared to the year-earlier quarter during which the Company recorded net recoveries of $412,000, of which $49,000 was related to taxi medallion-related loans.

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

Non-interest income totaled $108.9 million in the current third quarter, up $58.5 million from the trailing-quarter level and $68.3 million from the year-earlier amount. The linked-quarter improvement was primarily driven by an $82.0 million gain on sale of covered loans and mortgage banking operations. This was partially offset by a $6.7 million decline in mortgage banking income. The year-over-year increase reflects contributions from the same factors which impacted the linked-quarter results.

The following table summarizes our mortgage banking income for the periods indicated:

	For the Three Months Ended
	September 30,	June 30,	September 30,
(in thousands)	2017	2017	2016
Mortgage Banking Income:
Income from originations	$2,109	$4,394	$10,884
Servicing (loss) income	(623)	3,802	2,041

Total mortgage banking income	$1,486	$8,196	$12,925

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
	September 30,	June 30,	September 30,
(in thousands)	2017	2017	2016
Mortgage banking income	$1,486	$8,196	$12,925
Fee income	7,972	8,151	8,640
BOLI income	8,314	6,519	7,029
Net (loss) gain on sales of loans	(76)	1,397	3,465
Net gain on sales of securities	—	26,936	237
FDIC indemnification expense	—	(14,325)	(1,031)
Gain on sale of covered loans and mortgage banking operations	82,026	—	—
Other income:
Peter B. Cannell & Co., Inc.	5,502	5,476	5,535
Third-party investment product sales	2,888	3,205	2,467
Other	816	4,882	1,328

Total other income	9,206	13,563	9,330

Total non-interest income	$108,928	$50,437	$40,595

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which consist of compensation and benefits expense, occupancy and equipment expense, and G&A expense, and the amortization of the CDI stemming from certain merger transactions.

Non-interest expense totaled $162.2 million in the current third quarter, a $1.5 million decrease from the trailing-quarter level and a $549,000 increase from the year-earlier amount. Merger-related expenses added $2.2 million to non-interest expense in the year-earlier quarter; there were no comparable expenses in the current quarter.

The majority of the Company’s non-interest expense consists of operating expenses, which totaled $162.2 million in the current third quarter, as compared to $163.7 million and $158.9 million, respectively, in the trailing and year-earlier periods. The linked-quarter decrease was driven by a $1.3 million decline in compensation and benefits expense to $91.6 million and a $2.0 million decrease in G&A expense to $45.5 million, partially offset by a $1.7 million increase in occupancy and equipment expense to $25.1 million.

The year-over-year increase in operating expenses was largely due to a $5.5 million increase in compensation and benefits expense coupled with a $3.0 million decrease in G&A expense. The year-over-year rise in compensation and benefits expense was generally attributable to the addition of senior level staff in various departments, while the year-over-year decline in G&A expense was largely attributable to lower FDIC insurance premiums.

Income Tax Expense

Income tax expense totaled $68.0 million in the current third quarter, $2.5 million higher than the trailing-quarter level and $4.1 million lower than the year-earlier third-quarter amount.

While pre-tax income declined $2.3 million sequentially, to $178.5 million, the effective tax rate increased to 38.10% in the current third quarter from 36.22% in the trailing three-month period.

In the third quarter of 2016, pre-tax income was $18.9 million higher than the current third-quarter level, and the effective tax rate was 36.52%.

Earnings Summary for the Nine Months Ended September 30, 2017

In the first nine months of 2017, we generated net income available to common shareholders of $313.3 million or $0.64 per diluted common share as compared to net income available to common shareholders of $381.7 million, or $0.78 per diluted common share, in the first nine months of 2016.

Merger-related expenses totaled $4.7 million in the year-earlier nine months; there were no merger-related expenses in the current nine-month period.

Net Interest Income

Net interest income fell $112.8 million year-over-year to $859.0 million in the nine months ended September 30, 2017. The decrease was the net effect of a $67.7 million decrease in interest income to $1.2 billion and a $45.2 million increase in interest expense to $332.8 million. During this time, our net interest margin fell 32 basis points to 2.63%.

The following factors contributed to the year-over-year decrease in net interest income and margin:

•	Prepayment penalty income contributed $43.7 million to net interest income in the first nine months of 2017, a $28.7 million decrease from the amount contributed in the first nine months of 2016. In addition, the current nine-month amount contributed 13 basis points to our net interest margin, a nine basis-point decline from the year-earlier contribution.

•	Average interest-earning assets fell $416.0 million year-over-year to $43.5 billion, the net effect of a $226.0 million decrease in average loans to $38.7 billion and a $190.0 million reduction in average securities and interest-earning cash and cash equivalents to $4.9 billion, partly offset by a 17-basis point decline in the average yield on interest-earning assets to 3.65% in the first nine months of this year. While the average yield on loans fell a modest eight basis points year-over-year to 3.69%, the average yield on securities declined 50 basis points to 3.72%.

•	Average interest-bearing liabilities declined $1.1 billion year-over-year to $39.1 billion, reflecting a $1.1 billion decrease in average borrowed funds to $13.0 billion and a $20.4 million decrease in average interest-bearing deposits to $26.1 billion. During this time, the average cost of funds rose 19 basis points to 1.14%, as the average cost of borrowed funds rose 18 basis points to 1.71%, and the average cost of interest-bearing deposits increased 21 basis points to 0.85%.

The following table summarizes the contribution of prepayment income from loans and securities to our interest income and net interest margin in the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
(dollars in thousands)	2017		2016
Total interest income	$1,191,869		$1,259,521
Prepayment income:
From loans	$36,926		$42,648
From securities	6,744		29,695

Total prepayment income	$43,670		$72,343

Net interest margin (including the contribution of prepayment income)	2.63%		2.95%
Less:
Contribution of prepayment income to net interest margin:
From loans	11	bps	13	bps
From securities	2		9

Total contribution of prepayment income to net interest margin	13	bps	22	bps

Adjusted net interest margin (i.e., excluding the contribution of prepayment income)(1)	2.50%		2.73%

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

Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2017			2016
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,652,113	$1,070,722	3.69%	$38,878,111	$1,099,137	3.77%
Securities (2)(3)	4,052,154	112,800	3.72	5,065,917	160,373	4.22
Interest-earning cash and cash equivalents (2)	832,463	8,347	1.34	8,749	11	0.17

Total interest-earning assets	43,536,730	1,191,869	3.65	43,952,777	1,259,521	3.82
Non-interest-earning assets	5,239,745			5,316,971

Total assets	$48,776,475			$49,269,748

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,950,570	$71,413	0.74%	$13,349,201	$45,771	0.46%
Savings accounts	5,171,645	21,069	0.54	6,112,342	25,001	0.55
Certificates of deposit	8,019,142	73,786	1.23	6,700,188	55,129	1.10

Total interest-bearing deposits	26,141,357	166,268	0.85	26,161,731	125,901	0.64
Borrowed funds	12,992,691	166,572	1.71	14,083,459	161,758	1.53

Total interest-bearing liabilities	39,134,048	332,840	1.14	40,245,190	287,659	0.95
Non-interest-bearing deposits	2,820,923			2,817,043
Other liabilities	269,132			179,471

Total liabilities	42,224,103			43,241,704
Stockholders’ equity	6,552,372			6,028,044

Total liabilities and stockholders’ equity	$48,776,475			$49,269,748

Net interest income/interest rate spread		$859,029	2.51%		$971,862	2.87%

Net interest margin			2.63%			2.95%

Ratio of interest-earning assets to interest-bearing liabilities			1.11x			1.09x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.

(2)	Amounts are at amortized cost.

(3)	Includes FHLB stock.

Provision for Loan Losses

Provision for Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for non-covered loan losses, we recorded a provision for losses on non-covered loans of $58.0 million in the nine months ended September 30, 2017 compared to $6.7 million in the year ago nine months. The higher loan loss provision for the nine months ended September 30, 2017 was due to our taxi medallion-related loans. For the nine months ended September 30, 2017, the Company recorded net charge-offs of $57.4 million, of which $54.8 million was due to taxi medallion-related loans. For the nine months ended September 30, 2016, the Company recorded a net recovery of $882,000, with taxi medallion-related charge-offs of $265,000.

Provision for (Recovery of) Losses on Covered Loans

In the first nine months of 2017, we recovered $23.7 million from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of covered loans as their credit quality improved and the aforementioned sale of the covered loans. In connection with this recovery, we recorded FDIC indemnification expense of $19.0 million in “Non-interest income” during the corresponding period.

In the first nine months of 2016, we recovered $6.0 million from the allowance for covered loan losses, reflecting an increase in expected cash flows from certain pools of covered loans as their credit quality improved. In connection with this recovery, we recorded FDIC indemnification income of $4.8 million in “Non-interest income” during the corresponding period.

Non-Interest Income

In the first nine months of 2017, we recorded non-interest income of $191.5 million, as compared to $113.2 million in the first nine months of 2016. The $78.3 million increase was largely driven by the $82.0 million gain on the sale of our covered loans and mortgage banking operations and a net gain on sales of securities of $28.9 million. This was partially offset by lower mortgage banking income and lower gains on sales of loans.

The following table summarizes our mortgage banking income for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Mortgage Banking Income:
Income from originations	$11,478	$34,691
Servicing income (loss)	7,968	(10,671)

Total mortgage banking income	$19,446	$24,020

The following table summarizes the components of non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2017	2016
Mortgage banking income	$19,446	$24,020
Fee income	23,983	24,480
BOLI income	21,170	23,208
Net gain on sales of loans	1,055	15,118
Net gain on sales of securities	28,915	413
FDIC indemnification expense	(18,961)	(4,828)
Gain on sale of covered loans and mortgage banking operations	82,026	—
Other income:
Peter B. Cannell & Co., Inc.	16,512	17,100
Third-party investment product sales	9,262	8,823
Other	8,129	4,864

Total other income	33,903	30,787

Total non-interest income	$191,537	$113,198

Non-Interest Expense

In the first nine months of 2017, we recorded non-interest expense of $492.9 million, reflecting an $11.9 million increase from the year-earlier amount. Operating expenses accounted for $492.7 million of the current nine-month total, and were up $18.4 million year-over-year.

The rise in operating expenses was largely due to an $18.8 million increase in compensation and benefits expense to $280.0 million, while most other expense categories were flat on a year-over-year basis.

Income Tax Expense

Income tax expense fell $28.1 million year-over-year to $193.6 million in the nine months ended September 30, 2017. During this time, pre-tax income declined $80.0 million to $523.3 million, while the effective tax rate rose modestly to 37.00%, as compared to 36.74%.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC’s”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the three months ended September 30, 2017, the Company allocated $344,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Third Quarter 2017	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
July 1 – July 31	19,252	$13.04	$251
August 1 – August 31	2,074	12.59	26
September 1 – September 30	5,344	12.46	67

Total shares repurchased	26,670	12.89	$344

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at September 30, 2017. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)
3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (4)
3.5	Amended and Restated Bylaws of the Registrant, as of December 20, 2016 (5)
4.1	Specimen Stock Certificate (attached hereto)
4.2	Form of certificate representing the Series A Preferred Stock (6)
4.3	Form of depositary receipt representing the Depositary Shares (7)
4.4	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (8)
4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.
11.0	Computation of Earnings per Common Share (See Note 2 to the Consolidated Financial Statements.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)
32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278), as filed with the Securities and Exchange Commission on May 11, 2001.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565), as filed with the Securities and Exchange Commission on March 15, 2004.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K (File No. 001-31565) for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 1, 2017.
(6)	Incorporated by reference to Exhibit A to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(7)	Incorporated by reference to Exhibit B to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(8)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 9, 2017	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 9, 2017	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer