Form 10-K
period 2017-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2018-03-02
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590

(Address of principal executive offices) (Zip code)

(516) 683-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value, Bifurcated Option Note Unit SecuritiES SM, and Fixed-to- Floating Rate Series A Noncumulative Perpetual Preferred Stock, $0.01 par value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the aggregate market value of the shares of common stock outstanding of the registrant was $6.2 billion, excluding 13,307,950 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2017, $13.13 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 21, 2018 was 490,214,307 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2018 are incorporated by reference into Part III.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	potential increases in costs if the Company is designated a “Systemically Important Financial Institution” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”);

•	heightened regulatory focus on CRE concentration and related limits that have been, or may in the future be, imposed by regulators;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;

•	failure to obtain applicable regulatory approvals for the payment of future dividends;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

BOOK VALUE PER COMMON SHARE

Book value per common share refers to the amount of common stockholders’ equity attributable to each outstanding share of common stock, and is calculated by dividing total stockholders’ equity less preferred stock at the end of a period, by the number of shares outstanding at the same date.

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

CRE CONCENTRATION RATIO

Refers to the sum of multi-family, non-owner occupied CRE, and acquisition, development, and construction (“ADC”) loans divided by total risk-based capital.

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

INTEREST RATE LOCK COMMITMENTS (“IRLCs”)

Refers to commitments we had made to originate new one-to-four family loans at specific (i.e., locked-in) interest rates.

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

LOSS SHARING AGREEMENTS

Refers to the agreements we entered into with the FDIC in connection with the loans and OREO we acquired in our AmTrust and Desert Hills acquisitions. The agreements called for the FDIC to reimburse us for 80% of any losses (and share in 80% of any recoveries) up to specified thresholds and to reimburse us for 95% of any losses (and share in 95% of any recoveries) beyond those thresholds with respect to the acquired assets for specified periods of time. The loss sharing agreements with respect to the one-to-four family loans and home equity loans we acquired in these transactions extended for a period of ten years from the respective dates of acquisition. Such loans are referred to as “covered loans.” As of September 30, 2017, the loss sharing agreements are no longer in effect.

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

OREO AND OTHER REPOSSESSED ASSETS

Includes real estate owned by the Company which was acquired either through foreclosure or default. Repossessed assets are similar, except they are not real estate-related assets.

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

Customers of the Commercial Bank may transact their business at any of our Community Bank branches, and Community Bank customers may transact their business at any of the branches of the Commercial Bank. In addition, customers of the Banks have access to their accounts through our ATMs in all five states.

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

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.

On July 28, 2017, the Company completed the previously announced sale of its one-to-four family residential mortgage-backed assets covered under its Loss Share Agreements (“LSA”) with the FDIC, to FirstKey Mortgage, LLC, an affiliate of Cerberus Capital Management, L.P. Additionally, on September 29, 2017, the Company completed the previously announced sale of its mortgage banking business, which was acquired as part of its 2009 FDIC assisted acquisition of AmTrust Bank (“AmTrust”) to Freedom Mortgage Corporation. The sale of the mortgage banking business effectively takes us out of the one-to-four family residential wholesale lending business.

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

In addition, our filings with the U.S. Securities and Exchange Commission (the “SEC”) (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, and are posted to the Investor Relations portion of our websites. The websites also provide information regarding our Board of Directors and management team, as well as certain Board Committee charters and our corporate governance policies. The content of our websites shall not be deemed to be incorporated by reference into this Annual Report.

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

The market for the loans we produce varies, depending on the type of loan. For example, the vast majority of our multi-family loans are collateralized by rental apartment buildings in New York City, which is also home to the majority of the properties collateralizing our CRE and ADC loans. In contrast, our specialty finance loans and leases are generally made to large corporate obligors that participate in stable industries nationwide.

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 31.5 million, and the number of banks and thrifts we compete with currently exceeds 300. With total deposits of $29.1 billion at December 31, 2017, we ranked fourteenth among all bank and thrift depositories serving these 26 counties. We also ranked third among all banks and thrifts in Union County, New Jersey, and third among all banks and thrifts in Richmond, Queens, and Nassau Counties in New York. (Market share information was provided by S&P Global Market Intelligence.) We also compete for deposits with other financial institutions, including credit unions, Internet banks, and brokerage firms.

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

Another competitive advantage is our strong community presence, with April 14, 2017 having marked the 158th year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

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

While we continue to originate ADC and C&I loans for investment, such loans represent a small portion of our loan portfolio as compared to multi-family and CRE loans.

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

Subsidiary Activities

The Community Bank has formed, or acquired through merger transactions, 25 active subsidiary corporations. Of these, 18 are direct subsidiaries of the Community Bank and 7 are subsidiaries of Community Bank-owned entities.

The 18 direct subsidiaries of the Community Bank are:

Name	Jurisdiction of Organization	Purpose
DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

NYCB Mortgage Company, LLC	Delaware	Holding company for Walnut Realty Holding Company, LLC

NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment financing, and dealer-floor plan loans

Woodhaven Investments, LLC.	Delaware	Holding company for Ironbound Investment Company, Inc.

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

BSR 1400 Corp.	New York	Organized to own interests in real estate

Bellingham Corp.	New York	Organized to own interests in real estate

NYCB Insurance Agency, Inc.	New York	Receives revenues from third parties on the sale of non-deposit insurance products

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate

RCBK Mortgage Corp.	New York	Organized to own interests in loans

RSB Agency, Inc.	New York	Sells non-deposit investment products

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc.

Roslyn National Mortgage Corporation	New York	Formerly operated as a mortgage loan originator and servicer and currently holds an interest in its former office space

100 Duffy Realty, LLC	New York	Owns a back-office building

The seven subsidiaries of Community Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Holding Company, LLC	Delaware	Owns two back-office buildings

Your New REO, LLC	Delaware	Owns a website that lists bank-owned properties for sale

Ironbound Investment Company, LLC.	Florida	Organized for the purpose of investing in mortgage-related assets

1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp.

Prospect Realty Holding Company, LLC	New York	Owns a back-office building

There are 34 additional entities that are subsidiaries of a Community Bank-owned entity organized to own interests in real estate.

The Commercial Bank has three active subsidiary corporations, two of which are subsidiaries of Commercial Bank-owned entities.

The one direct subsidiary of the Commercial Bank is:

Name	Jurisdiction of Organization	Purpose
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

The two subsidiaries of Commercial Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets
Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

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

Personnel

At December 31, 2017, the number of full-time equivalent employees (“FTEs”) was 3,096, including 1,556 branch-related FTEs. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

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

For the fiscal year ended December 31, 2017, the Community Bank and the Commercial Bank were subject to regulation and supervision by the NYSDFS, as their chartering agency; by the FDIC, as their insurer of deposits; and by the Consumer Financial Protection Bureau (the “CFPB”).

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

In September 2017, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) proposed a rule intended to reduce regulatory burden by simplifying several requirements in the agencies’ regulatory capital rule. Most aspects of the proposed rule would apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The proposal would simplify and clarify a number of the more complex aspects of the existing capital rule. Specifically, the proposed rule simplifies the capital treatment for certain ADC loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. A final rule has not yet been issued.

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

As discussed below, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) regime, additional capital stress testing requirements apply to financial institutions whose total consolidated assets average in excess of $50 billion over four consecutive quarters. At December 31, 2017, the four-quarter average of our total consolidated assets was $48.7 billion.

Stress Testing for Systemically Important Financial Institutions

Should the four-quarter average of our total consolidated assets exceed $50 billion (the current threshold for a Systemically Important Financial Institution, or “SIFI”), we would become subject to the FRB’s stress testing regulations administered under its CCAR capital planning and supervisory process. Under this regime, in addition to reporting the results of a SIFI’s own capital stress testing, the FRB uses its own models to evaluate whether each SIFI has the capital, on a total consolidated basis, necessary to continue operating under the economic and financial market conditions of stressed macroeconomic scenarios identified by the FRB. The FRB’s analysis includes an assessment of the projected losses, net income, and pro forma capital levels, and the regulatory capital ratio, tier 1 common ratio, and other capital ratios, for the SIFI, and uses such analytical techniques that the FRB determines to be appropriate to identify, measure, and monitor any risks of the SIFI that may affect the financial stability of the United States.

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

The FDIC, the OCC, and the FRB (collectively, the “Agencies”) also have issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). The CRE Guidance, which addresses land development, construction, and certain multi-family loans, as well as CRE loans, does not establish specific lending limits but, rather, reinforces and enhances the Agencies’ existing regulations and guidelines for such lending and portfolio management. Specifically, the CRE Guidance provides that a bank has a concentration in CRE lending if (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of CRE lending.

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

The Dodd-Frank Act codified the source of financial strength policy and required regulations to facilitate its application. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

The new rule also expands the transition period for new CCAR bank holding companies by (i) moving from December 31 to September 30 the cutoff date after which a new CCAR bank holding company must submit a capital plan by April 5 of the second year after it crosses the asset threshold (i.e., April 5, 2020 if it crosses the asset threshold after September 30, 2018) and (ii) providing that a new CCAR bank holding company will become subject to the CCAR stress testing rules in the year following the first year in which it submits a capital plan (i.e., 2021 if it crosses the asset threshold after September 30, 2018). As a result of the new rule, the Company may be required to expand its current capital planning beginning in 2020 and will be required to expand its current stress testing in 2021.

New York State Regulation

The Company is subject to regulation as a “multi-bank holding company” under New York State law since it controls two banking institutions. Among other requirements, this means that the Company must receive the approval of the Superintendent prior to the acquisition of 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

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

Federal Reserve System

Under FRB regulations, the Community Bank and the Commercial Bank are required to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts). Beginning January 2018, the Banks are required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $122.3 million, plus 10% on the remainder, and the first $16.0 million of otherwise reservable balances, will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Community Bank and the Commercial Bank currently are in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Community Bank and the Commercial Bank are members of the Federal Home Loan Bank of New York (the “FHLB-NY”). As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2017, the Community Bank held $588.7 million of FHLB-NY stock and the Commercial Bank held $15.1 million of FHLB-NY stock.

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

Consumer Financial Protection Bureau

The Banks are subject to oversight by the CFPB within the Federal Reserve System. The CFPB was established under the Dodd-Frank Act to implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit acts and practices that are deemed to be unfair, deceptive, or abusive. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests.

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

Enterprise Risk Management

The Company’s and the Banks’ Boards of Directors are actively engaged in the process of overseeing the efforts made by the Enterprise Risk Management (“ERM”) department to identify, measure, monitor, mitigate and report risk. The Company has established an ERM program that reinforces a strong risk culture to support sound risk management practices. The Board is responsible for the approval and oversight of the ERM program and framework. Our risk management framework is designed to conform with the principles set forth in the Internal Control-Integrated Framework (2013) established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

ERM is responsible for setting and aligning the Company’s Risk Appetite Statement with the goals and objectives set forth in the Strategic and Capital Plans. Internal controls and ongoing monitoring processes capture and address heightened risks that threaten the Company’s ability to achieve our goals and objectives, including the recognition of safety and soundness concerns and consumer protection. Additionally, ERM monitors and reports on key risk indicators against the established risk warning levels and limits, as well as elevated risks identified by the Chief Risk Officer.

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

Following is a discussion of the material risks and uncertainties that could have a material adverse impact on our financial condition, results of operations, and the value of our shares. The failure to properly identify, monitor, and mitigate any of the below referenced risks, could result in increased regulatory risk and could potentially have an adverse impact on the Company. Additional risks that are not currently known to us, or that we currently believe to be immaterial, also may have a material effect on our financial condition and results of operations. This report is qualified in its entirety by those risk factors.

Interest Rate Risks

Changes in interest rates could reduce our net interest income and negatively impact the value of our loans, securities, and other assets. This could have a material adverse effect on our cash flows, financial condition, results of operations, and capital.

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

Changes in interest rates also could have an effect on loan refinancing activity, which, in turn, would impact the amount of prepayment income we receive on our multi-family and CRE loans. Because prepayment income is recorded as interest income, the extent to which it increases or decreases during any given period could have a significant impact on the level of net interest income and net income we generate during that time.

Also, changes in interest rates could have an effect on the slope of the yield curve. If the yield curve were to invert or become flat, our net interest income and net interest margin could contract, adversely affecting our net income and cash flows, and the value of our assets.

Credit Risks

A decline in the quality of our assets could result in higher losses and the need to set aside higher loan loss provisions, thus reducing our earnings and our stockholders’ equity.

The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for loan losses, and therefore reduce our earnings.

The loans we originate for investment are primarily multi-family loans and, to a lesser extent, CRE loans. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than the other loans we produce for investment. Our credit risk would ordinarily be expected to increase with the growth of our multi-family and CRE loan portfolios.

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

Although losses on the held-for-investment loans we produce have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this will be our experience in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing losses, but also could necessitate our recording a provision for losses on loans. Either of these events would have an adverse impact on our net income.

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

Our allowance for losses on loans might not be sufficient to cover our actual losses, which would adversely impact our financial condition and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to mitigate such risk through the establishment of an allowance for losses on loans. The process of determining whether or not this allowance is sufficient to cover potential loan losses is based on the methodology described in detail under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, growth in our portfolio of loans held for investment may require us to increase the allowance for losses on such loans by making additional provisions, which would reduce our net income. Furthermore, bank regulators have the authority to require us to make provisions for loan losses or otherwise recognize loan charge-offs following their periodic review of our held-for-investment loan portfolio, our underwriting procedures, and our allowance for losses on such loans. Any increase in the loan loss allowance or in loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

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

On November 20, 2015, the FRB issued a proposed rule that would provide companies that become subject to the modified LCR rule after the rule’s effective date, a full year to comply with the rule. The proposed rule was finalized on December 19, 2016.

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

Dividends on the Series A Preferred Stock are discretionary and noncumulative, and may not be paid if such payment will result in our failure to comply with all applicable laws and regulations, or if we fail to obtain the non-objection of the FRB with respect to the declaration of dividends.

Dividends on the Series A Preferred Stock are discretionary and noncumulative. If our Board of Directors (or any duly authorized committee of the Board) does not authorize and declare a dividend on the Series A Preferred Stock for any dividend period, holders of the depositary shares will not be entitled to receive any dividend for that dividend period, and the unpaid dividend will cease to accrue and be payable. We have no obligation to pay dividends accrued for a dividend period after the dividend payment date for that period if our Board of Directors (or any duly authorized committee thereof) has not declared a dividend before the related dividend payment date, whether or not dividends on the Series A Preferred Stock or any other series of our preferred stock or our common stock are declared for any future dividend period. Additionally, under the FRB’s capital rules, dividends on the Series A Preferred Stock may only be paid out of our net income, retained earnings, or surplus related to other additional tier 1 capital instruments.

In addition, throughout 2017, the Company was required to receive a non-objection from the FRB to pay cash dividends on its outstanding common stock, and the FRB has advised the Company to continue the exchange of written documentation to obtain their non-objection to the declaration of any dividends, including any dividends on the Series A Preferred Stock. There can be no guarantee that the FRB will approve any requested dividends on the Series A Preferred Stock. Further, if payment of dividends on Series A Preferred Stock for any dividend period would cause the Company to fail to comply with any applicable law or regulation, or any agreement we may enter into with our regulators from time to time, we will not declare or pay a dividend for such dividend period. In such a case, holders of the depositary shares will not be entitled to receive any dividend for that dividend period, and the unpaid dividend will cease to accrue and be payable.

In addition, if the Company were to become a SIFI, as defined in the current regulations, we would become subject to regulations under the Dodd-Frank Act that may limit the amount of capital that can be distributed by the Company from time to time. These would include a requirement to submit an annual capital plan to the FRB describing proposed capital distributions and obtaining a non-objection from the FRB. At December 31, 2017, the four-quarter average of our total consolidated assets was $48.7 billion. Based on the current regulations, the Company will become a SIFI if our total consolidated assets average, meets or exceeds $50 billion over four consecutive quarters.

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

Should the average of our total consolidated assets over four consecutive quarters pass the current SIFI threshold of $50 billion, we would expect to be subject to stricter prudential standards required by the Dodd-Frank Act for large bank holding companies.

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

On December 18, 2017, the Senate Banking Committee passed a bipartisan regulatory reform bill, the Economic Growth, Regulatory Relief, and Consumer Protection Act (S.2155). Among many other provisions, the bill would raise the designation as a SIFI to $250 billion in assets from $50 billion, end company run stress tests for banks under $250 billion in assets, and simplify capital calculations for community banks. There is no guarantee that the bill will pass or that it will pass in its current form.

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

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the Deposit Insurance Fund (“DIF”), the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary banks and other affiliates, and our operations. In addition, failure of the Company or the Banks to comply with such regulations could have a material adverse effect on our earnings and capital.

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

Although we take steps to reduce our exposure to the risks that stem from adverse changes in economic conditions, such changes nevertheless could adversely impact the value of the loans we originate, the securities we invest in, and our loan portfolios.

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

The market price of our common stock could be subject to significant fluctuations due to changes in investor sentiment regarding our operations or business prospects. Among other factors, these risks may be affected by:

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

Although we also originate ADC and C&I loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (92.2% of total loans as of December 31, 2017). Our position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. In view of the heightened regulatory focus on CRE concentration, we monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital to ensure that it remains within the 850% limit we have agreed to with our regulators. Were the ratio to exceed that limit, we would act to rectify it, either by reducing our multi-family, CRE, and ADC loan production and/or by raising additional capital. Either of these actions could have an adverse impact on our net interest income and our earnings capacity, as would any further regulatory limitations on our CRE lending. (See the discussion on CRE Guidance that appears in “FDIC Regulations – Real Estate Lending Standards” under “Regulation and Supervision” earlier in this report.)

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

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance, and although we have historically declared cash dividends on our common stock, we are not required to do so. Furthermore, the payment of dividends falls under federal regulations that have grown more stringent in recent years. Throughout 2017, the Company was required to receive a non-objection from the FRB to pay cash dividends on its outstanding common stock, and the FRB has advised the Company to continue the exchange of written documentation to obtain their non-objection to the declaration of dividends. While we pay our quarterly cash dividend in compliance with current regulations, such regulations could change in the future. In addition, if the Company were to become a SIFI institution, as defined in the current regulations, we would become subject to regulations under the Dodd-Frank Act that limit the amount of capital that can be distributed by the Company from time to time. Any reduction or elimination of our common stock dividend in the future could adversely affect the market price of our common stock.

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

Communication and information systems are essential to the conduct of our business, as we use such systems, and those maintained and provided to us by third party service providers, to manage our customer relationships, our general ledger, our deposits, and our loans. In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. With the rise and permeation of online and mobile banking, the financial services industry in particular faces substantial cybersecurity risk due to the type of sensitive information provided by customers. Our systems and those of our third-party service providers and customers are under constant threat, and it is possible that we or they could experience a significant event in the future that could adversely affect our business or operations.

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

While we diligently assess applicable regulatory and legislative developments affecting our business, laws and regulations relating to cybersecurity have been frequently changing, imposing new requirements on us, such as the recently adopted New York State Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies regulation. In light of these conditions, we face the potential for additional regulatory scrutiny that will lead to increasing compliance and technology expenses and, in some cases, possible limitations on the achievement of our plans for growth and other strategic objectives.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Additional expenditures may be required for third-party expert consultants or outside counsel.

We also may be subject to litigation and financial losses that either are not insured against or not fully covered through any insurance we maintain.

In addition, we routinely transmit and receive personal, confidential, and proprietary information by e-mail and other electronic means. We have discussed, and worked with our customers, clients, and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information. We maintain disclosure controls and procedures to ensure we will timely and sufficiently notify our investors of material cybersecurity risks and incidents, including the associated financial, legal, or reputational consequence of such an event, as well as reviewing and updating any prior disclosures relating to the risk or event.

While we have established information security policies and procedures, including an Incident Response Plan, to prevent or limit the impact of systems failures and interruptions, we may not be able to anticipate all possible security breaches that could affect our systems or information and there can be no assurance that such events will not occur or will be adequately prevented or mitigated if they do.

We maintain policies and procedures to prevent directors, certain officers, and corporate insiders from trading stock after being made aware of a material cybersecurity incident and to control the distribution of information about cybersecurity events that could constitute material information to the Company; however, we cannot be certain that a corporate insider who becomes aware of a Company material cybersecurity incident does not undertake to buy or sell Company stock before information about the incident becomes publicly available.

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

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2017, the number of outstanding shares was 488,490,352 and the number of registered owners was approximately 11,868. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Dividends Declared per Common Share and Market Price of Common Stock

The following table sets forth the dividends declared per common share, and the intra-day high/low price range and closing prices for the Company’s common stock, as reported by the NYSE, in each of the four quarters of 2017 and 2016:

		Market Price
	Dividends Declared per Common Share	High	Low	Close
2017
1st Quarter	$0.17	$16.26	$13.67	$13.97
2nd Quarter	0.17	14.12	12.61	13.13
3rd Quarter	0.17	13.48	11.67	12.89
4th Quarter	0.17	13.76	11.94	13.02

2016
1st Quarter	$0.17	$16.17	$14.32	$15.90
2nd Quarter	0.17	15.97	14.25	14.99
3rd Quarter	0.17	15.49	14.05	14.23
4th Quarter	0.17	17.67	13.74	15.91

See the discussion of “Liquidity” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information regarding restrictions on the Company’s ability to pay dividends.

On June 16, 2017, our President and Chief Executive Officer, Joseph R. Ficalora, submitted to the NYSE his Annual CEO certification confirming our compliance with the NYSE’s corporate governance listing standards, as required by Section 303A.12(a) of the NYSE Listed Company Manual.

Stock Performance Graph

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Form 10-K, in whole or in part, the following stock performance graph shall not be incorporated by reference into any such filings.

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2017 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the SNL U.S. Bank and Thrift Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the SNL U.S. Bank and Thrift Index currently is comprised of 395 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2012 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2012

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2017

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
New York Community Bancorp, Inc.	$100.00	$137.85	$139.58	$151.05	$154.30	$132.87
S&P Mid-Cap 400 Index	$100.00	$133.50	$146.54	$143.35	$173.08	$201.20
SNL U.S. Bank and Thrift Index	$100.00	$136.92	$152.85	$155.94	$196.86	$231.49

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

During the twelve months ended December 31, 2017, the Company allocated $18.5 million toward the repurchase of shares of its common stock, including $7.5 million in the fourth quarter, as indicated in the following table:

(dollars in thousands, except per share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2017	648,793	$15.62	$10,132
Second Quarter 2017	37,414	13.43	502
Third Quarter 2017	26,670	12.89	344
Fourth Quarter 2017:
October	7,399	12.88	95
November	2,686	12.86	35
December	561,411	13.10	7,355

Total Fourth Quarter 2017	571,496	13.10	7,485

2017 Total	1,284,373	$14.37	$18,463

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at December 31, 2017. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2017	2016	2015	2014	2013
EARNINGS SUMMARY:
Net interest income (1)	$1,130,003	$1,287,382	$408,075	$1,140,353	$1,166,616
Provision for (recovery of) losses on non-covered loans	60,943	11,874	(3,334)	—	18,000
(Recovery of) provision for losses on covered loans	(23,701)	(7,694)	(11,670)	(18,587)	12,758
Non-interest income	216,880	145,572	210,763	201,593	218,830
Non-interest expense:
Operating expenses (2)	641,218	638,109	615,600	579,170	591,778
Amortization of core deposit intangibles	208	2,391	5,344	8,297	15,784
Debt repositioning charge	—	—	141,209	—	—
Merger-related expenses	—	11,146	3,702	—	—
Total non-interest expense	641,426	651,646	765,855	587,467	607,562
Income tax expense (benefit)	202,014	281,727	(84,857)	287,669	271,579
Net income (loss) (3)	466,201	495,401	(47,156)	485,397	475,547
Preferred stock dividends	24,621	—	—	—	—
Net income available to common shareholders	441,580	495,401	(47,156)	485,397	475,547
Basic earnings (loss) per common share (3)	$0.90	$1.01	$(0.11)	$1.09	$1.08
Diluted earnings (loss) per common share (3)	0.90	1.01	(0.11)	1.09	1.08
Dividends paid per common share	0.68	0.68	1.00	1.00	1.00

SELECTED RATIOS:
Return on average assets (3)	0.96%	1.00%	(0.10)%	1.01%	1.07%
Return on average common stockholders’ equity (3)	7.12	8.19	(0.81)	8.41	8.46
Average common stockholders’ equity to average assets	12.76	12.28	11.90	12.01	12.66
Operating expenses to average assets (2)	1.32	1.29	1.26	1.21	1.33
Efficiency ratio (1)(2)	47.61	44.53	99.48	43.16	42.71
Net interest rate spread (1)	2.47	2.85	0.69	2.57	2.90
Net interest margin (1)	2.59	2.93	0.94	2.67	3.01
Common dividend payout ratio	75.56	67.33	—	91.74	92.59

BALANCE SHEET SUMMARY:
Total assets	$49,124,195	$48,926,555	$50,317,796	$48,559,217	$46,688,287
Loans, net of allowances for loan losses	38,265,183	39,308,016	38,011,995	35,647,639	32,727,507
Allowance for losses on non-covered loans	158,046	158,290	147,124	139,857	141,946
Allowance for losses on covered loans	—	23,701	31,395	45,481	64,069
Securities	3,531,427	3,817,057	6,173,645	7,096,450	7,951,020
Deposits	29,102,163	28,887,903	28,426,758	28,328,734	25,660,992
Borrowed funds	12,913,679	13,673,379	15,748,405	14,226,487	15,105,002
Common stockholders’ equity	6,292,536	6,123,991	5,934,696	5,781,815	5,735,662
Common shares outstanding	488,490,352	487,056,676	484,943,308	442,587,190	440,809,365
Book value per common share	$12.88	$12.57	$12.24	$13.06	$13.01
Common stockholders’ equity to total assets	12.81%	12.52%	11.79%	11.91%	12.29%

ASSET QUALITY RATIOS (excluding covered assets and non-covered purchased credit-impaired loans):
Non-performing non-covered loans to total non-covered loans	0.19%	0.15%	0.13%	0.23%	0.35%
Non-performing non-covered assets to total non-covered assets	0.18	0.14	0.13	0.30	0.40
Allowance for losses on non-covered loans to non-performing non-covered loans	214.50	277.19	310.08	181.75	137.10
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.42	0.41	0.42	0.48
Net charge-offs (recoveries) to average loans (4)	0.16	0.00	(0.02)	0.01	0.05

ASSET QUALITY RATIOS (including covered assets and non-covered purchased credit-impaired loans): (5)
Total non-performing loans to total loans	0.19%	0.48%	0.49%	0.66%	0.97%
Total non-performing assets to total assets	0.18	0.44	0.45	0.68	0.91
Allowances for loan losses to total non-performing loans	214.50	96.39	96.51	78.92	65.40
Allowances for loan losses to total loans	0.41	0.47	0.47	0.52	0.63

(1)	The 2015 amount reflects the impact of a $773.8 million debt repositioning charge recorded as interest expense in the fourth quarter of the year.
(2)	The 2015 amount includes state and local non-income taxes of $5.4 million resulting from the debt repositioning charge.
(3)	The 2015 amount reflects the $546.8 million after-tax impact of the debt repositioning charge recorded as interest expense and non-interest expense, combined.
(4)	Average loans include covered loans.
(5)	At December 31, 2017, the Company had no covered assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Community Bank”) and New York Commercial Bank (the “Commercial Bank”) (collectively, the “Banks”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 225 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona, and New York Commercial Bank, with 30 branches in Metro New York. At December 31, 2017, we had total assets of $49.1 billion, including total loans of $38.4 billion, total deposits of $29.1 billion, and total stockholders’ equity of $6.8 billion.

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

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. For the twelve months ended December 31, 2017, the Company reported net income of $466.2 million compared to $495.4 million for the twelve months ended December 31, 2016, down 6%. Net income available to common shareholders totaled $441.6 million, down 11% from the $495.4 million reported for the twelve months ended December 31, 2016. Diluted earnings per common share were $0.90 for the twelve months ended December 31, 2017, as compared to $1.01 per diluted common share for the twelve months ended December 31, 2016, down 11%.

Additionally, we maintained our status as a well-capitalized institution with regulatory capital ratios that rose year-over-year. We also engaged in strategies that were consistent with our business model, as further described below:

We Resumed Our Balance Sheet Growth

After not growing our balance sheet over the past three years, the Company resumed its organic balance sheet strategy in the fourth quarter of 2017. Compared to the third quarter of 2017, total assets grew at an annualized rate of 5.5% to $49.1 billion. This growth was achieved through a combination of securities and loan growth. Total securities increased by $500.4 million or 16.5% (not annualized) to $3.5 billion, while total non-covered loans held for investment increased by $881.8 million, or 9.4% annualized. At the same time, we significantly curtailed the practice of selling loans to other financial institutions. While we recorded strong growth to end the year, we still managed to stay below the Systemically Important Financial Institution (“SIFI”) threshold of $50 billion. For the four quarters ended December 31, 2017, the Company’s total consolidated assets averaged $48.7 billion.

We Maintained a Strong Presence in our Multi-Family Lending Niche

In 2017, we originated $8.9 billion of loans for investment, including $5.4 billion of our core multi-family product, $1.0 billion of commercial real estate (“CRE”) loans, and $1.8 billion of specialty finance loans. The increase occurred in the latter half of the year, with most of it arising in the fourth quarter of 2017, as total originations of held-for-investment loans increased 52% as compared to the fourth quarter of 2016. This includes origination growth of 76% for our multi-family loans, 21% for our CRE loans, and 53% for our specialty finance loans.

Strategic Asset Sale

On June 27, 2017, the Company announced that it had entered into an agreement to sell its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust Bank (“AmTrust”), to Freedom Mortgage Corporation. This sale included both our origination and servicing platforms, as well as our mortgage servicing rights portfolio. Additionally, the Company received approval from the FDIC to sell the assets covered under our Loss Share Agreements (“LSA”) and entered into an agreement to sell the majority of our one-to-four family residential mortgage-related assets, including those covered under the LSA, to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). Both transactions were completed during the third quarter.

We Maintained our Record of Exceptional Asset Quality

Non-performing non-covered assets represented $90.1 million, or 0.18%, of total non-covered assets at the end of this December, and non-performing non-covered loans represented $73.7 million, or 0.19%, of total non-covered loans. While our level of non-performing assets was modestly higher than the year-earlier level, the increase stemmed from the transfer to non-accrual status of certain taxi medallion-related loans. The performance of our multi-family and CRE loans, which are our principal assets, continued to be exceptional over the course of the year.

Also reflecting the quality of our assets was the level of net charge-offs we recorded in the twelve months ended December 31, 2017. Net charge-offs represented $61.2 million, or 0.16% of average loans, and largely consisted of taxi medallion-related loans.

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

As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family loans and CRE credits generally are based on the five-year Constant Maturity Treasury Rate (the “CMT”). The following table summarizes the high, low, and average five- and ten-year CMT rates in 2017 and 2016:

	Constant Maturity Treasury Rates
	Five-Year		Ten-Year
	2017	2016	2017	2016
High	2.26%	2.10%	2.62%	2.60%
Low	1.63	0.94	2.05	1.37
Average	1.91	1.33	2.33	1.84

Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In 2017, prepayment income from loans contributed $47.0 million to interest income; in the prior year, the contribution was $60.9 million.

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

The following table presents the generally downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	December
	2017	2016
Unemployment rate:
United States	3.9%	4.5%
New York City	3.9	4.4
Arizona	4.6	4.7
Florida	3.7	4.7
New Jersey	4.1	4.2
New York	4.4	4.5
Ohio	4.5	4.8

The Consumer Price Index (the “CPI”) measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended December
	2017	2016
Change in prices:	2.1%	2.1%

Economic activity also is indicated by the Consumer Confidence Index®, which moved up to 122.1 in December 2017 from 113.7 in December 2016. An index level of 90 or more is considered indicative of a strong economy.

The residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker (Jones Lang LaSalle), are important in view of the fact that 63.6% of our multi-family loans and 69.3% of our CRE loans are secured by properties in New York City, with Manhattan accounting for 26.4% and 50.7% of our multi-family and CRE loans, respectively.

As reflected in the following table, the residential rental vacancy rate in New York and the office vacancy rate in Manhattan were both lower in the three months ended December 31, 2017 than they were in the three months ended December 31, 2016:

	For the Three Months Ended December 31,
	2017	2016
Residential rental vacancy rate in New York	4.9%	5.4%
Manhattan office vacancy rate	10.1	10.4

Recent Events

Dividend Declaration

On January 30, 2018, the Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share, payable on February 27, 2018 to common shareholders of record at the close of business on February 13, 2018.

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

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2017 and December 31, 2016 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

The historical loss period we use to determine the allowance for loan losses on non-covered loans is a rolling 28-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

Goodwill Impairment

We have significant intangible assets related to goodwill. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. Our goodwill is evaluated for impairment annually as of year-end or more frequently if conditions exist that indicate that the value may be impaired. Our determination of whether or not goodwill is impaired requires us to make significant judgments and requires us to use significant estimates and assumptions regarding estimated future cash flows. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We had previously identified two reporting units: our Banking Operations reporting unit, and our Residential Mortgage Banking reporting unit. On September 29, 2017, the Company sold the Residential Mortgage Banking reporting unit. Our reporting units are the same as our operating segments and reportable segments.

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

Step one requires the fair value of each reporting unit is compared to its carrying value in order to identify potential impairment. If the fair value of a reporting unit exceeds the carrying value of its net assets, goodwill is not considered impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of a reporting unit, potential impairment is indicated at the reporting unit level and step two of the impairment test is performed.

Step two requires that when potential impairment is indicated in step one, we compare the implied fair value of goodwill with the carrying amount of that goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and (non-goodwill) intangible assets and liabilities in a manner similar to the allocation of the purchase price in a business combination. Any excess in the value of a reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As of December 31, 2017, we had goodwill of $2.4 billion. During the year ended December 31, 2017, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2017 using step one of the quantitative test and found no indication of goodwill impairment at that date.

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

On December 22, 2017 the federal Tax Cuts and Jobs Act, (the “Tax Reform Act”) was enacted into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $42 million due to the net impact of remeasurement of tax attributes affected by the Tax Reform Act.

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

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2017, we recorded total assets of $49.1 billion, a $197.6 million increase from the balance at December 31, 2016. Loans, net, and securities represented $38.3 billion and $3.5 billion, respectively, of the December 31st balance and were down $1.0 billion and $285.6 million, respectively, from the prior year-end balances. The main reason for the decline in loan balances was due to the sale, during the year, of our covered loan portfolio, which totaled $1.7 billion at December 31, 2016. Excluding this sale, total non-covered loans, net, were $38.3 billion at the current year-end, up $631.6 million or 1.7% from the prior year-end.

Total deposits and borrowed funds were $29.1 billion and $12.9 billion, respectively, at December 31, 2017. Deposits increased $214.3 million, or 0.7%, as compared to the prior year-end, while wholesale borrowings declined 5.7% or $760.0 million versus the balance at December 31, 2016.

Total stockholders’ equity rose $671.4 million from the year-end 2016 balance, due primarily to a $502.8 million preferred stock offering in March of 2017. Common stockholders’ equity represented 12.81% of total assets at December 31, 2017 compared to 12.52% at December 31, 2016. Book value per common share was $12.88 at December 31, 2017 compared to $12.57 at December 31, 2016.

Loans

Total loans declined $1.0 billion year-over-year to $38.4 billion, representing 78.2% of total assets at December 31, 2017. Included in the 2016 year-end amount were covered loans of $1.7 billion. Given the sale of those loans during 2017, the Company did not have any covered loans as of December 31, 2017 and only $35.3 million of non-covered loans held for sale compared to non-covered loans held for sale of $409.2 million at December 31, 2016.

Covered Loans

As previously discussed, the Company sold its covered loan portfolio during the third quarter of 2017; therefore, the Company does not have any covered loans outstanding as of December 31, 2017. Covered loans at December 31, 2016 were $1.7 billion.

Non-Covered Loans Held for Investment

The majority of the loans we produce are loans held for investment and most of the held-for-investment loans we produce are multi-family loans. Our production of multi-family loans began several decades ago in the five boroughs of New York City, where the majority of the rental units currently consist of rent-regulated apartments featuring below-market rents.

In addition to multi-family loans, our portfolio of loans held for investment contains a large number of CRE credits, most of which are secured by income-producing properties located in New York City and on Long Island.

In addition to multi-family loans and CRE loans, our portfolio includes substantially smaller balances of one-to-four family loans, ADC loans, and other loans held for investment, with commercial and industrial (“C&I”) loans comprising the bulk of the other loan portfolio. Specialty finance loans and leases account for most of our C&I credits, with the remainder consisting primarily of loans to small and mid-size businesses, referred to as other C&I loans.

At December 31, 2017, loans secured by multi-family, non-owner occupied CRE, and ADC properties represented 742.1% of the consolidated Banks’ total risk-based capital, within our limit of 850%.

In 2017, we originated $8.9 billion of held-for-investment loans, a $264.0 million decrease from the prior year. A major reason for this decline was related to a drop in one-to-four family originations, as we exited that business in the third quarter of the year. During 2017, we sold $429.4 million of held-for-investment loans, largely through participations, as compared to $1.7 billion in 2016. The decline in loan sales is consistent with the Company’s strategy of resuming growth in the second half of 2017. In 2017, sales of such loans produced net gains of $1.2 million as compared to $15.8 million in 2016.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $5.4 billion, or 60.3%, of the loans we produced for investment in 2017. The latter amount was $307.2 million, or 5%, lower than the prior year’s volume.

At December 31, 2017, multi-family loans represented $28.1 billion, or 73.2%, of total non-covered loans held for investment, reflecting a year-over-year increase of $1.1 billion, or 4.2%.

At December 31, 2017 and 2016, respectively, the average multi-family loan had a principal balance of $5.8 million and $5.5 million; the expected weighted average life of the portfolio was 2.6 years and 2.9 years at the respective dates.

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

At December 31, 2017, the majority of our multi-family loans were secured by rental apartment buildings. In addition, 63.6% of our multi-family loans were secured by buildings in New York City and 5.3% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

Commercial Real Estate Loans

At December 31, 2017, CRE loans represented $7.3 billion, or 19.1%, of total loans held for investment, as compared to $7.7 billion, or 20.7%, at December 31, 2016. The growth of the portfolio was tempered by prepayment activity during the year. The average CRE loan had a principal balance of $5.7 million at the end of this December, as compared to $5.6 million at the prior year-end. In addition, the portfolio had an expected weighted average life of 3.0 years and 3.4 years at the corresponding dates.

CRE loans represented $1.0 billion, or 11.7%, of the loans we produced in 2017 for investment, as compared to $1.2 billion, or 12.9%, in the prior year.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2017, 69.3% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 11.8%. Other parts of New York State accounted for 2.6% of the properties securing our CRE credits, while all other states accounted for 16.3%, combined.

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

One-to-Four Family Loans

At December 31, 2017, one-to-four family loans represented $477.2 million, or 1.2%, of total loans held for investment, as compared to $381.1 million, or 1.0%, at the prior year-end. The year-over-year increase was due to certain mixed use CRE loans with less than five residential units being classified as one-to-four family loans. Other than these types of loans, we do not currently expect to originate one-to-four family loans.

The majority of the one-to-four family loans we produced for investment were prime jumbo adjustable-rate mortgage loans made at conservative LTVs to borrowers with high credit ratings. Originations of one-to-four family loans dropped $179.1 million year-over-year to $124.8 million, as we exited this line of business. Such loans continued to represent a small portion (1.4%) of the held-for-investment loans we produced in 2017.

Acquisition, Development, and Construction Loans

At December 31, 2017, ADC loans represented $435.8 million, or 1.1%, of total loans held for investment, as compared to $381.2 million, or 1.0%, at the prior year-end. Originations of ADC loans totaled $77.2 million in 2017, down $73.0 million from the year-earlier amount.

At December 31, 2017, 43.1% of the loans in our ADC portfolio were for land acquisition and development; the remaining 56.9% consisted of loans that were provided for the construction of commercial properties and owner-occupied homes. Loan terms vary based upon the scope of the construction, and generally range from 18 months to two years. They also feature a floating rate of interest tied to prime, with a floor. At December 31, 2017, 77.4% of our ADC loans were for properties in New York City.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2017 and 2016, we recovered losses against guarantees of $601,000 and $337,000, respectively. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

C&I Loans

Our C&I loans are divided into two categories: specialty finance loans and leases, and other C&I loans, as further described below.

Specialty Finance Loans and Leases

At December 31, 2017 and 2016, specialty finance loans and leases represented $1.5 billion and $1.3 billion, respectively, of total loans held for investment, and $1.8 billion and $1.3 billion, respectively, of the C&I loans produced over the course of those years.

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

Other C&I Loans

In the twelve months ended December 31, 2017, other C&I loans declined $132.1 million to $500.8 million, and represented $511.4 million of the held-for-investment loans we produced. Included in the balance at year-end 2017 were taxi medallion-related loans of $99.1 million. The portfolio of taxi medallion-related loans represented 0.26% of total held-for-investment loans at December 31, 2017.

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

Other Loans

At December 31, 2017, other loans totaled $8.5 million and consisted primarily of a variety of consumer loans, most of which were overdraft loans, and loans to non-profit organizations. We currently do not offer home equity loans or lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Mortgage and Real Estate Committee of the Community Bank (the “Mortgage Committee”), the Credit Committee of the Commercial Bank (the “Credit Committee”), and the respective Boards of Directors of the Banks.

Prior to 2017, all loans originated by the Banks were presented to the Mortgage Committee or the Credit Committee, as applicable. Furthermore, all loans of $20.0 million or more originated by the Community Bank, and all loans of $10.0 million or more originated by the Commercial Bank, were reported to the applicable Board of Directors.

Effective January 27, 2017, all loans other than C&I loans less than or equal to $3.0 million are required to be presented to the Management Credit Committee for approval. All multi-family, CRE, and other C&I loans in excess of $5.0 million, and specialty finance loans in excess of $15.0 million, are also required to be presented to the Mortgage Committee or the Credit Committee, as applicable, so that the Committees can review the loans’ associated risks. The Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

All mortgage loans in excess of $50.0 million and all other C&I loans in excess of $5.0 million require approval by the Mortgage Committee or the Credit Committee. Credit Committee approval also is required for specialty finance loans in excess of $15.0 million.

In addition, all loans of $20.0 million or more originated by the Community Bank, and all loans of $10.0 million or more originated by the Commercial Bank, continue to be reported to the applicable Board of Directors, and all C&I loans less than or equal to $3.0 million continue to be approved by line-of-business personnel.

In 2017, 172 loans of $10.0 million or more were originated by the Banks, with an aggregate loan balance of $4.2 billion at origination. In 2016, by comparison, 176 loans of $10.0 million or more were originated, with an aggregate loan balance at origination of $5.1 billion.

At December 31, 2017 and 2016, the largest loan in our portfolio was a loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was $287.5 million at both year-ends.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2017:

	At December 31, 2017
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,399,409	26.36%	$3,712,116	50.70%
Brooklyn	4,340,472	15.46	563,867	7.70
Bronx	3,783,194	13.48	95,758	1.31
Queens	2,252,315	8.02	647,774	8.84
Staten Island	78,513	0.28	55,721	0.76

Total New York City	$17,853,903	63.60%	$5,075,236	69.31%

Long Island	517,651	1.84	862,888	11.79
Other New York State	971,697	3.46	191,797	2.62
All other states	8,731,458	31.10	1,192,305	16.28

Total	$28,074,709	100.00%	$7,322,226	100.00%

At December 31, 2017, the largest concentration of ADC loans held for investment was in New York City, with a total of $337.4 million at that date. The majority of our other C&I loans held for investment were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Non-Covered Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of non-covered loans held for investment at December 31, 2017. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

	Non-Covered Loans Held for Investment at December 31, 2017
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$1,170,796	$858,534	$8,985	$374,369	$1,071,480	$3,484,164
After one year:
One to five years	18,470,347	4,567,130	119,823	52,414	536,467	23,746,181
Over five years	8,433,566	1,896,562	348,420	9,042	441,087	11,128,677

Total due or repricing after one year	26,903,913	6,463,692	468,243	61,456	977,554	34,874,858

Total amounts due or repricing, gross	$28,074,709	$7,322,226	$477,228	$435,825	$2,049,034	$38,359,022

The following table sets forth, as of December 31, 2017, the dollar amount of all non-covered loans held for investment that are due after December 31, 2018, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2018
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$2,817,144	$24,086,769	$26,903,913
Commercial real estate	506,207	5,957,485	6,463,692
One-to-four family	20,337	447,906	468,243
Acquisition, development, and construction	666	60,790	61,456

Total mortgage loans	3,344,354	30,552,950	33,897,304
Other loans	26,788	950,766	977,554

Total loans	$3,371,142	$31,503,716	$34,874,858

Non-Covered Loans Held for Sale

At December 31, 2017, non-covered loans held for sale were $35.3 million, down $373.9 million from the amounts at December 31, 2016. The decline is largely attributable to our exit from the residential mortgage banking business, earlier in the year.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017		2016
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loans Originated for Investment:
Multi-family	$5,377,600	50.77%	$5,684,838	41.10%
Commercial real estate	1,039,105	9.81	1,180,430	8.54
One-to-four family residential	124,763	1.18	303,877	2.20
Acquisition, development, and construction	77,153	0.73	150,177	1.09

Total mortgage loans originated for investment	6,618,621	62.49	7,319,322	52.93

Other Loans Originated for Investment:
Specialty finance	1,784,549	16.85	1,266,362	9.16
Other commercial and industrial	511,416	4.83	592,250	4.28
Other	3,159	0.03	3,856	0.03

Total other loans originated for investment	2,299,124	21.71	1,862,468	13.47

Total loans originated for investment	$8,917,745	84.20%	$9,181,790	66.40%
Loans originated for sale	1,674,123	15.80	4,646,773	33.60

Total loans originated	$10,591,868	100.00%	$13,828,563	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2017:

	At December 31,
	2017			2016			2015			2014			2013
(dollars in thousands)	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans
Non-Covered Mortgage Loans:
Multi-family	$28,074,709	73.12%	73.12%	$26,945,052	68.28%	71.35%	$25,971,629	68.04%	71.93%	$23,831,846	66.54%	71.39%	$20,699,927	62.89%	68.71%
Commercial real estate	7,322,226	19.07	19.07	7,724,362	19.57	20.45	7,857,204	20.58	21.76	7,634,320	21.32	22.87	7,364,231	22.37	24.44
One-to-four family	477,228	1.24	1.24	381,081	0.97	1.01	116,841	0.31	0.32	138,915	0.39	0.41	560,730	1.70	1.86
Acquisition, development, and construction	435,825	1.14	1.14	381,194	0.97	1.01	311,676	0.82	0.86	258,116	0.72	0.77	344,100	1.05	1.14

Total non-covered mortgage loans	36,309,988	94.57	94.57	35,431,689	89.79	93.82	34,257,350	89.75	94.87	31,863,197	88.97	95.44	28,968,988	88.01	96.15

Non-Covered Other Loans:
Specialty finance	1,539,733	4.01	4.01	1,267,530	3.21	3.36	880,673	2.31	2.44	632,827	1.77	1.89	172,698	0.52	0.57
Other commercial and industrial	500,841	1.31	1.31	632,915	1.60	1.68	569,883	1.49	1.58	476,394	1.33	1.43	640,993	1.95	2.13
Other loans	8,460	0.02	0.02	24,067	0.06	0.06	32,583	0.09	0.09	31,943	0.09	0.10	39,036	0.12	0.13

Total non-covered other loans	2,049,034	5.34	5.34	1,924,512	4.87	5.10	1,483,139	3.89	4.11	1,141,164	3.19	3.42	852,727	2.59	2.83

Total non-covered loans held for investment	$38,359,022	99.91	99.91	$37,356,201	94.66	98.92	$35,740,489	93.64	98.98	$33,004,361	92.16	98.86	$29,821,715	90.60	98.98

Loans held for sale	35,258	0.09	0.09	409,152	1.04	1.08	367,221	0.96	1.02	379,399	1.06	1.14	306,915	0.93	1.02

Total non-covered loans	$38,394,280	100.00	100.00%	$37,765,353	95.70	100.00%	$36,107,710	94.60	100.00%	$33,383,760	93.22	100.00%	$30,128,630	91.53	100.00%

Covered loans	—	—		1,698,133	4.30		2,060,089	5.40		2,428,622	6.78		2,788,618	8.47

Total loans	$38,394,280	100.00%		$39,463,486	100.00%		$38,167,799	100.00%		$35,812,382	100.00%		$32,917,248	100.00%

Net deferred loan origination costs	28,949			26,521			22,715			20,595			16,274
Allowance for losses on non-covered loans	(158,046)			(158,290)			(147,124)			(139,857)			(141,946)
Allowance for losses on covered loans	—			(23,701)			(31,395)			(45,481)			(64,069)

Total loans, net	$38,265,183			$39,308,016			$38,011,995			$35,647,639			$32,727,507

Outstanding Loan Commitments

At December 31, 2017 and 2016, we had outstanding loan commitments of $1.9 billion and $2.1 billion, respectively. Loans held for investment represented $1.9 billion of the year-end 2017 amount and $1.8 billion of the year-end 2016 amount. We had no commitments for loans held for sale at the end of this December, as compared to $242.5 million at the prior year-end.

We also had commitments to issue letters of credit totaling $339.4 million and $324.3 million at December 31, 2017 and 2016, respectively. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Repossessed Assets

Non-performing non-covered assets represented $90.1 million, or 0.18%, of total non-covered assets at the end of this December, as compared to $68.1 million, representing 0.14% of total non-covered assets, at December 31, 2016. Total non-accrual non-covered loans increased $17.2 million driven by a $30.0 million increase in non-accrual non-covered other loans due to a $31.5 million increase in non-accrual taxi medallion-related loans. This was partially offset by a $12.8 million decline in non-accrual non-covered mortgage loans.

Non-covered repossessed assets increased $4.8 million to $16.4 million at year-end 2017. This increase was also largely driven by an increase in taxi medallion-related loans.

The following table presents our non-performing non-covered loans by loan type and the changes in the respective balances from December 31, 2016 to December 31, 2017:

	December 31,		Change from December 31, 2016 to December 31, 2017
(dollars in thousands)	2017	2016	Amount	Percent
Non-Performing Non-Covered Loans:
Non-accrual non-covered mortgage loans:
Multi-family	$11,078	$13,558	$(2,480)	(18.29)%
Commercial real estate	6,659	9,297	(2,638)	(28.37)
One-to-four family residential	1,966	9,679	(7,713)	(79.69)
Acquisition, development, and construction	6,200	6,200	—	—

Total non-accrual non-covered mortgage loans	25,903	38,734	(12,831)	(33.13)
Non-accrual non-covered other loans (1)	47,779	17,735	30,044	169.41

Total non-performing non-covered loans	$73,682	$56,469	$17,213	30.48

(1)	Includes $46.7 million and $15.2 million of non-accrual taxi medallion-related loans at December 31, 2017 and 2016, respectively.

At the end of this December, taxi medallion-related loans totaled $99.1 million, representing 0.26% of our total held-for-investment loan portfolio. Last December, taxi medallion-related loans totaled $150.7 million, representing 0.40% of our total held-for-investment loan portfolio

The following table sets forth the changes in non-performing non-covered loans over the twelve months ended December 31, 2017:

(in thousands)
Balance at December 31, 2016	$56,469
New non-accrual	78,743
Charge-offs	(24,971)
Transferred to other real estate owned	(8,233)
Loan payoffs, including dispositions and principal pay-downs	(28,236)
Restored to performing status	(90)

Balance at December 31, 2017	$73,682

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2017 and 2016, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Properties and other assets that are acquired through foreclosure are classified as repossessed assets, and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property. Subsequent declines in the fair value of the assets are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal and an environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties as quickly and prudently as possible, given current market conditions and the property’s condition.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2017. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

In addition, at December 31, 2017, one-to-four family loans, ADC loans, and other loans represented 1.2%, 1.1%, and 5.3%, of total non-covered loans held for investment, as compared to 1.0%, 1.0%, and 5.1%, respectively, at December 31, 2016. Furthermore, while 2.3% of our other loans were non-performing at the end of this December, 1.4% of our ADC loans and 0.41% of our one-to-four family loans were non-performing at that date.

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

The following table presents our non-covered loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2016 to December 31, 2017:

	December 31,		Change from December 31, 2016 to December 31, 2017
(dollars in thousands)	2017	2016	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$1,258	$28	$1,230	4,392.86%
Commercial real estate	13,227	—	13,227	—
One-to-four family residential	585	2,844	(2,259)	(79.43)
Other loans(1)	2,719	7,511	(4,792)	(63.80)

Total non-covered loans 30-89 days past due	$17,789	$10,383	$7,406	71.33

(1)	Includes $2.7 million and $6.8 million of non-accrual taxi medallion-related loans at December 31, 2017 and 2016, respectively.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. In 2017, we recorded net charge-offs of $61.2 million, as compared to net charge-offs of $708,000 in the prior year. Taxi medallion-related net charge-offs accounted for $59.6 million of this year’s amount and $2.5 million of last year’s amount.

Partially reflecting the net charge-offs noted above, and the provision of $60.9 million for the allowance for non-covered loan losses, the allowance for losses on non-covered loans remained relatively unchanged, equaling $158.0 million at the end of this December from $158.3 million at December 31, 2016. Reflecting the increase in non-performing non-covered loans cited earlier in this discussion, the allowance for losses on non-covered loans represented 214.50% of non-performing non-covered loans at December 31, 2017, as compared to 277.19% at the prior year-end.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on non-covered loans was appropriate at that date.

The following table presents information about our five largest non-performing loans at December 31, 2017, all of which are non-covered held-for-investment loans:

	Loan No. 1(2)	Loan No. 2	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	C&I	Multi-Family	ADC	CRE	Multi-Family
Origination date	4/29/14	1/05/06	7/07/04	1/19/07	4/24/07
Origination balance	$13,325,000	$12,640,000	$6,200,000	$3,000,000	$2,000,000
Full commitment balance (1)	$13,325,000	$12,640,000	$6,200,000	$3,000,000	$2,000,000
Balance at December 31, 2017	$7,677,946	$7,434,196	$6,200,000	$2,513,830	$1,780,488
Associated allowance	None	None	None	None	None
Non-accrual date	June 2017	March 2014	October 2016	December 2017	July 2017
Origination LTV	N/A	79%	57%	63%	54%
Current LTV	N/A	57%	67%	50%	68%
Last appraisal	N/A	February 2017	April 2017	December 2017	September 2017

(1)	There are no funds available for further advances on the five largest non-performing loans.
(2)	As of June 30, 2017, this loan has been restructured as a TDR.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the non-covered loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -35.

No. 1 –	The borrower is an owner of a finance company based in Delaware. The loan is collateralized by various taxi medallion-related loans, which in turn, are collateralized by taxi medallions in New York City and Chicago.

No. 2 –	The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex with 314 residential units and four retail stores in Atlantic City, New Jersey.

No. 3 –	The borrower is an owner of real estate and is based in Maryland. The loan is collateralized by 1,031 acres of vacant land in La Plata, Maryland.

No. 4 –	The borrower is an owner of real estate and is based in New York. The loan is collateralized by a retail building containing 22,120 square feet of rental area in Nanuet, New York.

No. 5 –	The borrower is an owner of real estate and is based in Connecticut. The loan is collateralized by a multi-family building with 80 residential units in Waterbury, Connecticut.

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

At December 31, 2017, loans modified as TDRs totaled $45.6 million, including accruing loans of $9.7 million and non-accrual loans of $35.9 million. At the prior year-end, loans modified as TDRs totaled $19.9 million, including accruing loans of $3.5 million and non-accrual loans of $16.5 million.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the twelve months ended December 31, 2017:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2016	$3,466	$16,454	$19,920
New TDRs	8,960	38,433	47,393
Transferred to other real estate owned	—	(877)	(877)
Charge-offs	—	(11,956)	(11,956)
Transferred from accruing to non-accrual	(1,881)	1,881	—
Loan payoffs, including dispositions and principal pay-downs	(892)	(8,032)	(8,924)

Balance at December 31, 2017	$9,653	$35,903	$45,556

Loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $44.6 million and $17.1 million, respectively, at December 31, 2017 and 2016; loans in connection with which forbearance agreements were reached amounted to $1.0 million and $2.8 million at the respective dates.

Multi-family and CRE loans accounted for $8.9 million and $368,000 of TDRs at the end of this December, as compared to $10.7 million and $1.9 million, respectively, at the prior year-end. Based on the number of loans performing in accordance with their revised terms, our success rate for restructured multi-family loans was 67%; for CRE and ADC loans it was100%, and for one-to-four loans it was 50% at the end of this December; our success rate for other loans was 87%, at that date.

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2017, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

For additional information about our TDRs at December 31, 2017 and 2016, see the discussion of “Asset Quality” in Note 5, “Loans” in Item 8, “Financial Statements and Supplementary Data.”

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2017 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered Purchased Credit-Impaired Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2017. Covered loans and non-covered purchased credit-impaired (“PCI”) loans are considered to be performing due to the application of the yield accretion method, as discussed elsewhere in this report. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

	At or for the Years Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$156,524	$145,196	$139,857	$141,946	$140,948
Provision for (recovery of) losses on non-covered loans	60,943	12,036	(2,846)	—	18,000
Recovery from allowance on PCI loans	1,766	—	—	—	—
Charge-offs:
Multi-family	(279)	—	(167)	(755)	(12,922)
Commercial real estate	—	—	(273)	(1,615)	(3,489)
One-to-four family residential	(96)	(170)	(875)	(410)	(351)
Acquisition, development, and construction	—	—	—	—	(1,503)
Other loans	(62,975)	(3,413)	(1,273)	(5,296)	(7,092)

Total charge-offs	(63,350)	(3,583)	(2,588)	(8,076)	(25,357)
Recoveries	2,163	2,875	10,773	5,987	8,355

Net (charge-offs) recoveries	(61,187)	(708)	8,185	(2,089)	(17,002)

Balance at end of year	$158,046	$156,524	$145,196	$139,857	$141,946

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$11,078	$13,558	$13,904	$31,089	$58,395
Commercial real estate	6,659	9,297	14,920	24,824	24,550
One-to-four family residential	1,966	9,679	12,259	11,032	10,937
Acquisition, development, and construction	6,200	6,200	27	654	2,571

Total non-accrual non-covered mortgage loans	25,903	38,734	41,110	67,599	96,453
Non-accrual non-covered other loans	47,779	17,735	5,715	9,351	7,084
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$73,682	$56,469	$46,825	$76,950	$103,537
Non-covered repossessed assets (2)	16,400	11,607	14,065	61,956	71,392

Total non-performing non-covered assets	$90,082	$68,076	$60,890	$138,906	$174,929

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.19%	0.15%	0.13%	0.23%	0.35%
Non-performing non-covered assets to total non-covered assets	0.18	0.14	0.13	0.30	0.40
Allowance for losses on non-covered loans to non-performing non-covered loans	214.50	277.19	310.08	181.75	137.10
Allowance for losses on non-covered loans to total non-covered loans	0.41	0.42	0.41	0.42	0.48
Net charge-offs (recoveries) during the period to average loans outstanding during the period (3)	0.16	0.00	(0.02)	0.01	0.05

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$1,258	$28	$4,818	$464	$33,678
Commercial real estate	13,227	—	178	1,464	1,854
One-to-four family residential	585	2,844	1,117	3,086	1,076
Acquisition, development, and construction	—	—	—	—	—
Other loans	2,719	7,511	492	1,178	481

Total loans 30-89 days past due (4)	$17,789	$10,383	$6,605	$6,192	$37,089

(1)	The December 31, 2016, 2015, 2014, and 2013 amounts exclude loans 90 days or more past due of $131.5 million, $137.2 million, $157.9 million, and $211.5 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 and 2015 amounts also exclude $869,000 and $969,000, respectively, of non-covered PCI loans.
(2)	The December 31, 2016, 2015, 2014, and 2013 amounts exclude OREO of $17.0 million, $25.8 million, $32.0 million, and $37.5 million, respectively, that were covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)	The December 31, 2016, 2015, 2014, and 2013 amounts exclude loans 30 to 89 days past due of $22.6 million, $32.8 million, $41.7 million, and $57.9 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 amount also excludes $6 thousand of non-covered PCI loans. There were no non-covered PCI loans 30 to 89 days past due at any of the prior year-ends.

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans, excluding the allowance for losses on non-covered PCI loans, at each year-end for the five years ended December 31, 2017:

	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment
Multi-family loans	$93,651	73.19%	$91,590	72.13%	$93,977	72.67%	$96,212	72.21%	$79,745	69.41%
Commercial real estate loans	20,572	19.09	20,943	20.68	19,721	21.98	19,546	23.13	34,702	24.70

One-to-four family loans	1,360	1.24	1,484	1.02	612	0.33	562	0.42	1,755	1.88
Acquisition, development, and construction loans	12,692	1.14	9,908	1.02	8,402	0.87	6,296	0.78	7,789	1.15
Other loans	29,771	5.34	32,599	5.15	22,484	4.15	17,241	3.46	17,955	2.86

Total loans	$158,046	100.00%	$156,524	100.00%	$145,196	100.00%	$139,857	100.00%	$141,946	100.00%

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

Asset Quality Analysis (Including Covered Loans, Covered OREO, and Non-Covered PCI Loans)

As previously discussed, we sold the covered loan portfolio during the third quarter of 2017, accordingly, the following table presents information regarding our non-performing assets and loans past due at December 31, 2016 only, including covered loans and covered OREO (collectively, “covered assets”), and non-covered PCI loans:

(dollars in thousands)	At or For the Year Ended December 31, 2016
Covered Loans and Non-Covered PCI Loans 90 Days or More Past Due:
Multi-family	$—
Commercial real estate	612
One-to-four family	125,076
Acquisition, development, and construction	—
Other	6,646

Total covered loans and non-covered PCI loans 90 days or more past due	$132,334
Covered other real estate owned	16,990

Total covered assets and non-covered PCI loans	$149,324

Total Non-Performing Assets:
Non-performing loans:
Multi-family	$13,558
Commercial real estate	9,909
One-to-four family	134,755
Acquisition, development, and construction	6,200
Other non-performing loans	24,381

Total non-performing loans	$188,803
Other real estate owned	28,598

Total non-performing assets	$217,401

Asset Quality Ratios (including the allowance for losses on covered loans and non-covered PCI loans):
Total non-performing loans to total loans	0.48%
Total non-performing assets to total assets	0.44
Allowance for loan losses to total non-performing loans	96.39
Allowance for loan losses to total loans	0.47
Covered Loans and Non-Covered PCI Loans 30-89 Days Past Due:
Multi-family	$—
Commercial real estate	—
One-to-four family	21,112
Acquisition, development, and construction	—
Other loans	1,542

Total covered loans and non-covered PCI loans 30-89 days past due	$22,654

Total Loans 30-89 Days Past Due:
Multi-family	$28
Commercial real estate	—
One-to-four family	23,956
Acquisition, development, and construction	—
Other loans	9,053

Total loans 30-89 days past due	$33,037

The following table presents a geographical analysis of our non-performing loans at December 31, 2017:

(in thousands)
New York	$52,705
New Jersey	10,976
Maryland	6,200
Connecticut	1,781
Arizona	1,174
All other states	846

Total non-performing loans	$73,682

Securities

Securities represented $3.5 billion, or 7.2%, of total assets at the end of this December, as compared to $3.8 billion, or 7.8%, of total assets at December 31, 2016. During the second quarter of 2017, the Company repositioned its “Held-to-Maturity” securities portfolio by designating the entire portfolio as “Available-for-Sale.” In addition, it took advantage of favorable bond market conditions and sold approximately $521.0 million of securities, resulting in a pre-tax gain on sale of $26.9 million. We do not foresee designating securities purchases as “Held-to-Maturity” in the near future.

At December 31, 2017, available-for-sale securities represented $3.5 billion and had an estimated weighted average life of 5.2 years. Included in the year-end amount were mortgage-related securities of $2.6 billion and other securities of $912.7 million.

At the prior year-end, available-for-sale securities represented $104.3 million, or 2.7%, of total securities, and had an estimated weighted average life of 13.1 years. Mortgage-related securities accounted for $7.3 million of the year-end balance, with other securities accounting for the remaining $97.0 million.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations (defined as GSE certificates; GSE collateralized mortgage obligations, or “CMOs”; and GSE debentures) and U.S. Treasury obligations. At December 31, 2017 and 2016, GSE obligations and U.S. Treasury obligations together represented 94.4% and 93.0% of total securities, respectively. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, and municipal obligations. None of our securities investments are backed by subprime or Alt-A loans.

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

During the second quarter of 2017, the Company designated its entire securities portfolio as available-for-sale. Available-for-sale securities are securities that management intends to hold for an indefinite period of time. In addition to generating cash flows from sales and from repayments of principal and interest, such securities serve as a source of liquidity for future loan production, the reduction of higher-cost funding, and general operating activities. A decision to purchase or sell available-for-sale securities is based on economic conditions, including changes in interest rates, liquidity, and our asset and liability management strategy.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock. At December 31, 2017, the Community Bank held FHLB-NY stock in the amount of $588.7 million; the Commercial Bank held FHLB-NY stock of $15.1 million at that date.

At December 31, 2016, the Community Bank and the Commercial Bank held FHLB-NY stock in the amount of $574.5 million and $16.4 million, respectively.

Dividends from the FHLB-NY to the Community Bank totaled $31.4 million and $26.2 million, respectively, in 2017 and 2016; dividends from the FHLB-NY to the Commercial Bank totaled $933,000 and $1.4 million in the corresponding years.

Bank-Owned Life Insurance

Bank-owned life insurance (“BOLI”) is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $18.1 million year-over-year to $967.2 million at December 31, 2017.

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

While goodwill totaled $2.4 billion at both December 31, 2017 and 2016, the balance of CDI declined from $208,000 to zero as a result of amortization over the twelve-month period.

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

In 2017, loan repayments and sales generated cash flows of $11.7 billion, as compared to $12.5 billion in 2016. Cash flows from repayments accounted for $7.8 billion and $6.4 billion of the respective totals and cash flows from sales accounted for $3.9 billion and $6.2 billion, of the respective totals.

In 2017, cash flows from the repayment and sale of securities respectively totaled $563.1 million and $1.0 billion, while the purchase of securities amounted to $1.2 billion for the year. By comparison, cash flows from the repayment and sale of securities totaled $2.5 billion and $323.3 million, respectively, in 2016, and were offset by the purchase of securities totaling $492.6 million.

In 2017, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Deposits totaled $29.1 billion and $28.9 billion, and represented 59.2% and 59.0% of total assets, at December 31, 2017 and 2016, respectively. On a year-over-year basis, the deposit mix shifted as interest-bearing checking and money market accounts declined 3.4%, savings accounts declined 1.3%, and non-interest-bearing accounts dropped 12.3%. This was offset by growth in our certificates of deposit (“CDs”), which increased 14.1% from year-end 2016.

While the vast majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations), institutional deposits and municipal deposits are also part of our deposit mix. Retail deposits rose $383.6 million year-over-year to $21.9 billion, while institutional deposits declined $567.2 million to $2.2 billion at year-end. Municipal deposits represented $999.4 million of total deposits at the end of this December, a $361.7 million increase from the balance at December 31, 2016.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $4.0 billion of our deposits at the end of this December, as compared to $3.9 billion at December 31, 2016. Brokered money market accounts represented $2.6 billion of total brokered deposits at December 31, 2017 and $2.5 billion at December 31, 2016; brokered interest-bearing checking accounts represented $793.7 million and $1.4 billion, respectively, at the corresponding dates. At December 31, 2017, we had $567.8 million of brokered CDs. We had no brokered CDs at December 31, 2016.

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings and consist of FHLB-NY advances, repurchase agreements, and federal funds purchased, and, to a far lesser extent, junior subordinated debentures. Reflecting a $760.0 million decline in wholesale borrowings to $12.6 billion, the total balance of borrowed funds were $12.9 billion at December 31, 2017.

Wholesale Borrowings

Wholesale borrowings totaled $12.6 billion and $13.3 billion, respectively, at December 31, 2017 and 2016, representing 25.6% and 27.2% of total assets at the respective dates. FHLB-NY advances accounted for $12.1 billion of the year-end 2017 balance, as compared to $11.7 billion at the prior year-end. Pursuant to blanket collateral agreements with the Banks, our FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. (For more information regarding our FHLB-NY advances, see the discussion that appears earlier in this report regarding our membership and our ownership of stock in the FHLB-NY.) None of our wholesale borrowings had callable features at December 31, 2017 or 2016.

Also included in wholesale borrowings were repurchase agreements of $450.0 million at December 31, 2017 compared to $1.5 billion at December 31, 2016. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Banks with an agreement to repurchase those securities at agreed-upon prices and dates.

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

We had no federal funds purchased at December 31, 2017. Federal funds purchased represented $150.0 million of wholesale borrowings at December 31, 2016.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.2 million at December 31, 2017, slightly higher than the balance at the prior year-end.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.5 billion and $557.9 million, respectively, at December 31, 2017 and 2016. As in the past, our loan and securities portfolios provided meaningful liquidity in 2017, with cash flows from the repayment and sale of loans totaling $11.7 billion and cash flows from the repayment and sale of securities totaling $1.6 billion.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2017, our available borrowing capacity with the FHLB-NY was $7.1 billion. In addition, the Community Bank and the Commercial Bank had available-for-sale securities of $3.5 billion, of which, $2.3 billion is unpledged.

Furthermore, the Banks both have agreements with the Federal Reserve Bank of New York (the “FRB-NY”) that enable them to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At December 31, 2017, the maximum amount the Community Bank could borrow from the FRB-NY was $1.3 billion; the maximum amount the Commercial Bank could borrow at that date was $79.5 million. There were no borrowings against either line of credit at December 31, 2017.

Our primary investing activity is loan production, and the volume of loans we originated for sale and for investment totaled $10.6 billion in 2017. During this time, the net cash provided by investing activities totaled $1.1 billion; the net cash provided by our operating activities totaled $1.3 million. Our financing activities used net cash of $418.1 million.

CDs due to mature or reprice in one year or less from December 31, 2017 totaled $6.8 billion, representing 78.8% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

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

In each of the four quarters of 2017, the Company was required to receive a non-objection from the FRB to pay all dividends; non-objections were received from the FRB in all four quarters of the year. The Company expects to continue the exchange of written documentation to obtain the FRB’s non-objection to the declaration of dividends in 2018. The Company has received all necessary non-objections from the FRB for the dividends declared as of the date of this report.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2017, the Banks paid dividends totaling $336.0 million to the Parent Company, leaving $379.5 million that they could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2017 included $90.5 million in cash and cash equivalents. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2017, we had CDs of $8.6 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $12.9 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $159.5 million at December 31, 2017.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations as of December 31, 2017:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases	Total
One year or less	$5,897,172	$ 4,173,500	$29,786	$10,100,458
One to three years	2,671,236	7,781,000	46,636	10,498,872
Three to five years	64,392	600,000	16,523	680,915
More than five years	10,846	359,179	66,555	436,580

Total	$8,643,646	$12,913,679	$159,500	$21,716,825

(1)	Includes FHLB advances, repurchase agreements, and junior subordinated debentures.

At December 31, 2017, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $2.3 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes our off-balance sheet commitments to extend credit in the form of loans and letters of credit at December 31, 2017:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$377,782
One-to-four family	3,819
Acquisition, development, and construction	239,504

Total mortgage loan commitments	$621,105
Other loan commitments (1)	1,314,170

Total loan commitments	$1,935,275
Commercial, performance stand-by, and financial stand-by letters of credit	339,403

Total commitments	$2,274,678

(1)	Includes unadvanced lines of credit.

Of the total loan commitments noted in the preceding table, all $1.9 billion were for loans held for investment.

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

At December 31, 2017, we had commitments to purchase GNMA securities of $29.4 million.

Derivative Financial Instruments

We used various financial instruments, including derivatives, in connection with our strategies to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our derivative financial instruments consisted of financial forward and futures contracts, interest rate lock commitments (“IRLCs”), swaps, and options, and related to our mortgage banking operations, MSRs, and other related risk management activities. These activities will vary in scope based on the level and volatility of interest rates, the types of assets held, and other changing market conditions. At December 31, 2017, we held no derivative financial instruments. (See Note 15, “Derivative Financial Instruments,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our use of such financial instruments.)

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.

Total stockholders’ equity rose $671.4 million, or 11.0%, year-over-year to $6.8 billion; common stockholders’ equity represented 12.81% of total assets and a book value per common share of $12.88 at December 31, 2017. At the prior year-end, total stockholders’ equity totaled $6.1 billion, and common stockholders’ equity represented 12.52% of total assets and a book value per common share of $12.57.

Tangible common stockholders’ equity rose $168.8 million year-over-year to $3.9 billion, after the distribution of four quarterly cash dividends totaling $332.1 million. The year-end 2017 balance represented 8.26% of tangible common assets and a tangible common book value per common share of $7.89. At the prior year-end, tangible common stockholders’ equity totaled $3.7 billion, representing 7.93% of tangible common assets and a tangible common book value per common share of $7.57.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill, CDI, and preferred stock recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. While goodwill totaled $2.4 billion at December 31, 2017 and 2016, CDI was zero and $208,000 at the corresponding dates. Preferred stock was $502.8 million at the end of 2017. The Company had no preferred stock in 2016. (See the discussion and reconciliations of stockholders’ equity and tangible common stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of our financial condition and results of operations.)

Stockholders’ equity and tangible common stockholders’ equity both include accumulated other comprehensive loss (“AOCL”), which is comprised of the net unrealized gain or loss on available-for-sale securities; the net unrealized loss on the non-credit portion of OTTI securities; and the Company’s pension and post-retirement obligations at the end of a period. In the twelve months ended December 31, 2017 and 2016, AOCL totaled $15.2 million and $56.7 million, respectively. The decline in AOCL was largely the net effect of a $1.6 million decrease in net pension and post-retirement obligations to $49.1 million and the $39.9 million difference between the net unrealized loss on securities available for sale recorded at the end of this December and the net unrealized gain on securities available for sale recorded at December 31, 2016.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2017 and 2016:

At December 31, 2017	Actual		Minimum Required Ratio
(dollars in thousands)	Amount	Ratio
Common equity tier 1 capital	$3,869,129	11.36%	4.50%
Tier 1 risk-based capital	4,371,969	12.84	6.00
Total risk-based capital	4,877,208	14.32	8.00
Leverage capital	4,371,969	9.58	4.00

At December 31, 2016	Actual		Minimum Required Ratio
(dollars in thousands)	Amount	Ratio
Common equity tier 1 capital	$3,748,231	10.62%	4.50%
Tier 1 risk-based capital	3,748,231	10.62	6.00
Total risk-based capital	4,277,759	12.12	8.00
Leverage capital	3,748,231	8.00	4.00

At December 31, 2017, the capital ratios for the Company, the Community Bank, and the Commercial Bank continued to exceed the levels required for classification as “well capitalized” institutions, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 18, “Capital,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2017 AS COMPARED TO 2016

Earnings Summary

For the twelve months ended December 31, 2017, the Company reported diluted earnings per common share of $0.90, as compared to diluted earnings per common share of $1.01 for the twelve months ended December 31, 2016, a decrease of 11%. Net income available to common shareholders totaled $441.6 million in 2017 as compared to $495.4 million in 2016, also down 11%. Net income for 2017 was $466.2 million, down 6% from 2016.

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. In 2017, the FOMC increased the target federal funds rate three times for a total of 75 basis points, to a target range of 1.25% to 1.50%.

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In 2017, the five-year CMT ranged from a low of 1.63% to a high of 2.26% with an average rate of 1.91% for the year. In 2016, the five-year CMT ranged from a low of 0.94% to a high of 2.40% with an average rate of 1.33% for the year.

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

In 2017, net interest income decreased 12% to $1.1 billion as compared to $1.3 billion in 2016. Similar to the fourth quarter 2017 trends, the decline in the full-year 2017 net interest income was driven by a 17% increase in interest expense due to higher funding costs.

Year-Over-Year Comparison

The following factors contributed to the year-over-year reduction in net interest income:

•	Interest income fell $92.6 million year-over-year as a $37.8 million decline in interest income from securities and money market investments was coupled with a $54.8 million decline in interest income from loans.

•	The decline in interest income from loans was largely due to a $676.3 million decline in the average balance and an eight-basis point decline in the average yield. In addition, prepayment income contributed $47.0 million to the interest income from loans and 12 basis points to the average yield on such assets compared to $60.9 million and 16 basis points in 2016.

•	The year-over-year reduction in interest income from securities was driven by a $936.0 million decrease in the average balance, coupled with a 40-basis point drop in the average yield.

•	As a result, the average balance of interest-earning assets declined $396.5 million from the year-earlier level and the average yield fell 18 basis points.

•	Interest expense rose $64.7 million year-over-year as interest expense on deposits rose $58.8 million and the interest expense on borrowed funds rose $6.0 million.

•	The year-over-year rise in interest expense stemming from deposits was due to a 23-basis point rise in the average cost of such funds due to higher short-term interest rates, offset by a $14.5 million decrease in the average balance. Additionally, the average balance of lower cost deposits such as savings accounts, interest-bearing checking and money market accounts declined, while the average balance of higher cost CDs increased by $1.3 billion.

•	The increase in the interest income from borrowed funds was driven by a 19-basis point rise in the average cost of such funding and mitigated by a $1.2 billion decline in the average balance from the year-earlier amount.

•	As a result, the average balance of interest-bearing liabilities fell $1.2 billion and the average cost of funds rose 20 basis points year-over-year.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.59%, the margin was 34-basis points narrower than the margin recorded for full-year 2016. The reduction was due, in part, to a decline in prepayment income from the levels recorded in the prior year, as reflected in the table below. Adjusted net interest margin is a non-GAAP financial measure, as more fully discussed below.

	For the Twelve Months Ended
	Dec. 31, 2017		Dec. 31, 2016		Change (%)
(dollars in thousands)

Total Interest Income	$1,582,239		$1,674,869		-6%

Prepayment Income:
Loans	$47,004		$60,891		-23%
Securities	8,130		33,509		-76%

Total prepayment income	$55,134		$94,400		-42%

GAAP Net Interest Margin	2.59%		2.93%		-34	bp
Less:
Prepayment income from loans	11	bp	14	bp	-3	bp
Prepayment income from securities	2		8		-6	bp

Total prepayment income contribution to net interest margin	13	bp	22	bp	-9	bp

Adjusted Net Interest Margin (non-GAAP)	2.46%		2.71%		-25	bp

RECONCILIATION OF NET INTEREST MARGIN AND ADJUSTED NET INTEREST MARGIN

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

Net Interest Income Analysis

	For the Years Ended December 31,
	2017			2016			2015
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,400,003	$1,417,237	3.69%	$39,076,298	$1,472,020	3.77%	$36,343,407	$1,441,462		3.97%
Securities and money market investments (2)(3)	5,213,859	165,002	3.16	4,934,058	202,849	4.11	7,278,562	250,122		3.44

Total interest-earning assets	43,613,862	1,582,239	3.63	44,010,356	1,674,869	3.81	43,621,969	1,691,584		3.88
Non-interest-earning assets	5,011,020			5,289,245			5,248,236

Total assets	$48,624,882			$49,299,601			$48,870,205

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing checking and money market accounts	$12,787,703	$98,980	0.77%	$13,322,346	$62,166	0.47%	$12,674,236	$46,467		0.37%
Savings accounts	5,170,342	28,447	0.55	5,915,020	31,982	0.54	7,546,417	50,776		0.67
Certificates of deposit	8,164,518	102,355	1.25	6,899,706	76,875	1.11	5,698,437	62,906		1.10

Total interest-bearing deposits	26,122,563	229,782	0.88	26,137,072	171,023	0.65	25,919,090	160,149		0.62
Borrowed funds	12,836,919	222,454	1.73	14,059,543	216,464	1.54	14,275,818	1,123,360	(4)	7.87	(4)

Total interest-bearing liabilities	38,959,482	452,236	1.16	40,196,615	387,487	0.96	40,194,908	1,283,509	(5)	3.19	(5)
Non-interest-bearing deposits	2,782,155			2,860,532			2,660,220
Other liabilities	279,466			190,403			201,441

Total liabilities	42,021,103			43,247,550			43,056,569
Stockholders’ equity	6,603,779			6,052,051			5,813,636

Total liabilities and stockholders’ equity	$48,624,882			$49,299,601			$48,870,205

Net interest income/interest rate spread		$1,130,003	2.47%		$1,287,382	2.85%		$408,075	(6)	0.69	%(6)

Net interest margin			2.59%			2.93%				0.94	%(7)

Ratio of interest-earning assets to interest-bearing liabilities			1.12 x			1.09x				1.09x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.
(4)	The debt repositioning charge accounted for $773.8 million of the interest expense on borrowed funds and for 542 basis points of the average cost in 2015.
(5)	The debt repositioning charge accounted for $773.8 million of the interest expense on average interest-bearing liabilities and for 192 basis points of the average cost in 2015.
(6)	The debt repositioning charge reduced our 2015 net interest income by $773.8 million and our net interest rate spread by 192 basis points.
(7)	The debt repositioning charge reduced our 2015 net interest margin by 177 basis points.

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

Rate/Volume Analysis

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016			Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$(25,239)	$(29,544)	$(54,783)	$92,003	$(61,445)	$30,558
Securities and money market investments	12,369	(50,216)	(37,847)	(121,091)	73,818	(47,273)

Total	(12,870)	(79,760)	(92,630)	(29,088)	12,373	(16,715)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(2,388)	$39,202	$36,814	$2,478	$13,221	$15,699
Savings accounts	(4,109)	574	(3,535)	(9,847)	(8,947)	(18,794)
Certificates of deposit	15,141	10,339	25,480	13,379	590	13,969
Borrowed funds	(13,498)	19,488	5,990	(16,766)	(890,130)	(906,896)

Total	(4,854)	69,603	64,749	(10,756)	(885,266)	(896,022)

Change in net interest income	$(8,016)	$(149,363)	$(157,379)	$(18,332)	$897,639	$879,307

Provision for (Recoveries of) Loan Losses

Provision for (Recovery of) Losses on Non-Covered Loans

The provision for losses on non-covered loans, like the recovery of non-covered loan losses, is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies” earlier in this report. For the twelve months ended December 31, 2017, the Company reported a $60.9 million provision for losses on non-covered loans as compared to $11.9 million for the twelve months ended December 31, 2016. The year-over-year increase was related to the aforementioned taxi medallion-related charge-offs during the third quarter of 2017.

Reflecting the 2017 provision and twelve-month net charge-offs of $61.2 million, the allowance for losses on non-covered loans of $158.0 million was relatively unchanged at the end of this December compared to $158.3 million at the prior year-end.

Recovery of Losses on Covered Loans

For full-year 2017, the Company recovered $23.7 million on certain pools of acquired loans covered by FDIC loss-sharing agreements, as compared to $7.7 million for full-year 2016. The recoveries recorded in the respective years were largely offset by FDIC indemnification expense of $19.0 million and $6.2 million recorded in “Non-interest income.”

On July 28, 2017, the Company completed the sale of its covered loans to an affiliate of Cerberus. Accordingly, at December 31, 2017, the Company no longer had any covered loans and related FDIC loss share receivable on its balance sheet.

For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, see the discussion of the respective loan loss allowances under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on sales of securities; and “other” sources, including the revenues produced through the sale of third-party investment products and those produced through our subsidiary, Peter B. Cannell & Co., Inc. (“PBC”), an investment advisory firm.

Non-interest income increased $71.3 million year-over-year to $216.9 million in the twelve months ended December 31, 2017. The increase was primarily attributable to the following factors:

•	An $82.0 million gain on the sale of our covered loans and mortgage banking operations.

•	A $26.6 million increase in the net gain on sale of securities. This was due to the previously mentioned securities portfolio repositioning and subsequent sale of securities during the second quarter.

•	Mortgage banking income fell $7.9 million year-over-year to $19.3 million, as we exited this line of business in the third quarter of the year.

•	Other non-interest income increased to $44.5 million in the twelve months ended December 31, 2017 from $41.6 million in the twelve months ended December 31, 2016.

•	The net gain on sales of loans, primarily through participations, fell $14.7 million year-over-year to $1.2 million.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in the twelve months ended December 31, 2017, 2016, and 2015:

	For the Years Ended December 31,
(in thousands)	2017	2016	2015
Mortgage banking income	$19,337	$27,281	$54,113
Fee income	31,759	32,665	34,058
BOLI income	27,133	31,015	27,541
Net gain on sales of loans	1,156	15,806	26,133
Net gain on sales of securities	29,924	3,347	4,054
FDIC indemnification expense	(18,961)	(6,155)	(9,336)
Gain on sale of covered loans and mortgage banking operations	82,026	—	—
Other income:
Peter B. Cannell & Co., Inc.	22,026	22,537	26,771
Third-party investment product sales	12,771	11,658	13,292
Recovery of OTTI securities	1,120	1,214	242
Other	8,589	6,204	33,895

Total other income	44,506	41,613	74,200

Total non-interest income	$216,880	$145,572	$210,763

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations.

Non-interest expense totaled $641.4 million in the twelve months ended December 31, 2017, as compared to $651.6 million in the year-earlier twelve-month period. While non-interest expense declined year-over-year, operating expenses increased modestly to $641.2 million from $638.1 million in 2016.

Compensation and benefits expense accounted for $9.5 million of the year-over-year increase, having grown to $361.0 million in 2017. The increase was driven by a combination of factors, including an increase in stock-based compensation expense, normal salary increases, and the addition of senior level staff in various departments. This was offset by a $6.9 million decline in G&A expense to $181.3 million, primarily reflecting a $3.8 million decrease in FDIC deposit insurance premiums to $57.3 million.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we operate our branches and/or conduct our mortgage banking business.

In the twelve months ended December 31, 2017, we recorded income tax expense of $202.0 million, reflecting pre-tax income of $668.2 million and an effective tax rate of 30.2%. The decrease in both the effective tax rate and income tax expense was due to the recently enacted Tax Cuts and Jobs Act. This resulted in the Company recording a one-time net benefit during the fourth quarter of the year, to income tax expense of $42 million, including that portion related to the re-measurement of our net deferred tax liabilities. Our effective income tax rate in 2018 is expected to be approximately 26.5%.

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

(Recoveries of) Provision for Losses on Loans

Provision for (Recovery of) Losses on Non-Covered Loans

The provision for losses on non-covered loans, like the recovery of non-covered loan losses, is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies” earlier in this report, we recorded an $11.9 million provision for non-covered loan losses in the twelve months ended December 31, 2016 as compared to a $3.3 million recovery of non-covered loan losses in the twelve months ended December 31, 2015.

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

Non-Interest Income

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

Non-Interest Expense

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

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2017 and 2016:

(in thousands, except per share data)	2017				2016
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$270,974	$276,343	$287,769	$294,917	$315,520	$318,423	$325,573	$327,866
Provision for (recoveries of) loan losses	2,926	44,585	(6,261)	(4,008)	3,516	(55)	895	(176)
Non-interest income	25,343	108,928	50,437	32,172	32,374	40,595	37,366	35,237
Non-interest expense	148,484	162,234	163,765	166,943	170,602	161,685	160,911	158,448

Income before income taxes	144,907	178,452	180,702	164,154	173,776	197,388	201,133	204,831
Income tax expense	8,386	67,984	65,447	60,197	60,043	72,089	74,673	74,922

Net income	$136,521	$110,468	$115,255	$103,957	$113,733	$125,299	$126,460	$129,909
Preferred stock dividends	8,207	8,207	8,207	—	—	—	—	—

Net income available to common shareholders	$128,314	$102,261	$107,048	$103,957	$113,733	$125,299	$126,460	$129,909

Basic earnings per common share	$0.26	$0.21	$0.22	$0.21	$0.23	$0.26	$0.26	$0.27

Diluted earnings per common share	$0.26	$0.21	$0.22	$0.21	$0.23	$0.26	$0.26	$0.27

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2017	2016
Stockholders’ Equity	$6,795,376	$6,123,991
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	—	(208)
Preferred stock	(502,840)	—

Tangible common stockholders’ equity	$3,856,405	$3,687,652

Total Assets	$49,124,195	$48,926,555
Less: Goodwill	(2,436,131)	(2,436,131)
Core deposit intangibles	—	(208)

Tangible assets	$46,688,064	$46,490,216

Common stockholders’ equity to total assets	12.81%	12.52%
Tangible common stockholders’ equity to tangible assets	8.26	7.93

Book value per common share	$12.88	$12.57
Tangible book value per common share	7.89	7.57

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In 2017, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates; and (3) We extended the maturities of certain short-term wholesale borrowings.

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

At December 31, 2017, our one-year gap was a negative 19.57%, as compared to a negative 21.37% at December 31, 2016. The 180-basis point change was primarily due to an increase in cash balances as a result of the sale of the mortgage banking operations, which was partially offset by a decrease in loans maturing or repricing in one year and an increase in borrowings maturing in one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2017 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2017 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average constant prepayment rate (“CPR”) of 5% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 15% and 8% per annum, respectively. Borrowed funds were not assumed to prepay. Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience.

Based on the results of this analysis, savings accounts were assumed to decay at a rate of 48% for the first five years and 52% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 70% for the first five years and 30% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 89% for the first five years and 11% for years six through ten.

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

Interest Rate Sensitivity Analysis

	At December 31, 2017
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,182,859	$4,729,234	$16,579,975	$10,898,656	$2,845,843	$112,980	$38,349,547
Mortgage-related securities (2)(3)	21,268	58,354	385,627	681,573	1,226,274	245,650	2,618,746
Other securities (2)	978,343	1,421	3,869	15,802	323,106	193,959	1,516,500
Interest-earning cash and cash equivalents	2,373,803	—	—	—	—	—	2,373,803

Total interest-earning assets	6,556,273	4,789,009	16,969,471	11,596,031	4,395,223	552,589	44,858,596

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	7,313,506	348,915	673,669	1,980,433	2,619,778	—	12,936,301
Savings accounts	1,145,791	947,315	234,823	192,785	2,689,287	—	5,210,001
Certificates of deposit	2,002,350	4,812,757	1,759,923	59,319	9,297	—	8,643,646
Borrowed funds	1,733,926	2,653,500	7,781,000	600,000	—	145,253	12,913,679

Total interest-bearing liabilities	12,195,573	8,762,487	10,449,415	2,832,537	5,318,362	145,253	39,703,627

Interest rate sensitivity gap per period (4)	$(5,639,300)	$(3,973,478)	$6,520,056	$8,763,494	$(923,139)	$407,336	$5,154,969

Cumulative interest rate sensitivity gap	$(5,639,300)	$(9,612,778)	$(3,092,722)	$5,670,772	$4,747,633	$5,154,969

Cumulative interest rate sensitivity gap as a percentage of total assets	(11.48)%	(19.57)%	(6.30)%	11.54%	9.66%	10.49%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	53.76%	54.13%	90.15%	116.56%	112.00%	112.98%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

As of December 31, 2017, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 14.39% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 6.03% per annum.

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

The following table sets forth our NPV at December 31, 2017, based on the information and assumptions in effect at that date, and assuming the changes in interest rates noted:

(dollars in thousands)

Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$49,590,202	$42,154,288	$7,435,914	$—	—%
+100	48,897,628	41,901,656	6,995,972	(439,942)	(5.92)
+200	48,172,944	41,666,960	6,505,984	(929,930)	(12.51)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes. Based on the information and assumptions in effect at December 31, 2017, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(4.27)%
+200 over one year	(7.83)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2017, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 2.54% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 2.99% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2017	2016
ASSETS:
Cash and cash equivalents	$2,528,169	$557,850
Securities:
Available for sale ($1,263,227 pledged at December 31, 2017)	3,531,427	104,281
Held-to-maturity ($1,930,533 pledged at December 31, 2016) (fair value of $3,813,959 at December 31, 2016)	—	3,712,776

Total securities	3,531,427	3,817,057

Non-covered loans held for sale	35,258	409,152
Non-covered loans held for investment, net of deferred loan fees and costs	38,387,971	37,382,722
Less: Allowance for losses on non-covered loans	(158,046)	(158,290)

Non-covered loans held for investment, net	38,229,925	37,224,432
Covered loans	—	1,698,133
Less: Allowance for losses on covered loans	—	(23,701)

Covered loans, net	—	1,674,432

Total loans, net	38,265,183	39,308,016
Federal Home Loan Bank stock, at cost	603,819	590,934
Premises and equipment, net	368,655	373,675
FDIC loss share receivable	—	243,686
Goodwill	2,436,131	2,436,131
Core deposit intangibles	—	208
Mortgage servicing rights ($2,729 and $228,099 measured at fair value at December 31, 2017 and 2016, respectively)	6,100	233,961
Bank-owned life insurance	967,173	949,026
Other real estate owned and other repossessed assets ($16,990 covered by loss sharing agreements at December 31, 2016)	16,400	28,598
Other assets	401,138	387,413

Total assets	$49,124,195	$48,926,555

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$12,936,301	$13,395,080
Savings accounts	5,210,001	5,280,374
Certificates of deposit	8,643,646	7,577,170
Non-interest-bearing accounts	2,312,215	2,635,279

Total deposits	29,102,163	28,887,903
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	12,104,500	11,664,500
Repurchase agreements	450,000	1,500,000
Federal funds purchased	—	150,000

Total wholesale borrowings	12,554,500	13,314,500
Junior subordinated debentures	359,179	358,879

Total borrowed funds	12,913,679	13,673,379
Other liabilities	312,977	241,282

Total liabilities	42,328,819	42,802,564

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	—
Common stock at par $0.01 (900,000,000 shares authorized; 489,072,101 and 487,067,889 shares issued, and 488,490,352 and 487,056,676 shares outstanding, respectively)	4,891	4,871
Paid-in capital in excess of par	6,072,559	6,047,558
Retained earnings	237,868	128,435
Treasury stock, at cost (581,749 and 11,213 shares, respectively)	(7,615)	(160)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of $(27,961) and $534, respectively	39,188	(753)
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $3,338 and $3,351, respectively	(5,221)	(5,241)
Net unrealized loss on pension and post-retirement obligations, net of tax of $32,121 and $34,355, respectively	(49,134)	(50,719)

Total accumulated other comprehensive loss, net of tax	(15,167)	(56,713)

Total stockholders’ equity	6,795,376	6,123,991

Total liabilities and stockholders’ equity	$49,124,195	$48,926,555

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
INTEREST INCOME:
Mortgage and other loans	$1,417,237	$1,472,020	$1,441,462
Securities and money market investments	165,002	202,849	250,122

Total interest income	1,582,239	1,674,869	1,691,584

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	98,980	62,166	46,467
Savings accounts	28,447	31,982	50,776
Certificates of deposit	102,355	76,875	62,906
Borrowed funds	222,454	216,464	1,123,360

Total interest expense	452,236	387,487	1,283,509

Net interest income	1,130,003	1,287,382	408,075
Provision for (recovery of) losses on non-covered loans	60,943	11,874	(3,334)
Recovery of losses on covered loans	(23,701)	(7,694)	(11,670)

Net interest income after provision for (recovery of) loan losses	1,092,761	1,283,202	423,079

NON-INTEREST INCOME:
Fee income	31,759	32,665	34,058
Bank-owned life insurance	27,133	31,015	27,541
Mortgage banking income	19,337	27,281	54,113
Net gain on sales of loans	1,156	15,806	26,133
Net gain on sales of securities	29,924	3,347	4,054
FDIC indemnification expense	(18,961)	(6,155)	(9,336)
Gain on sale of covered loans and mortgage banking operations	82,026	—	—
Other	44,506	41,613	74,200

Total non-interest income	216,880	145,572	210,763

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	360,985	351,436	342,624
Occupancy and equipment	98,963	98,543	102,435
General and administrative	181,270	188,130	170,541

Total operating expenses	641,218	638,109	615,600
Amortization of core deposit intangibles	208	2,391	5,344
Debt repositioning charge	—	—	141,209
Merger-related expenses	—	11,146	3,702

Total non-interest expense	641,426	651,646	765,855

Income (loss) before income taxes	668,215	777,128	(132,013)
Income tax expense (benefit)	202,014	281,727	(84,857)

Net income (loss)	$466,201	$495,401	$(47,156)
Preferred stock dividends	24,621	—	—

Net income (loss) available to common shareholders	$441,580	$495,401	$(47,156)

Basic earnings (loss) per common share	$0.90	$1.01	$(0.11)

Diluted earnings (loss) per common share	$0.90	$1.01	$(0.11)

Net income (loss)	$466,201	$495,401	$(47,156)
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $29,740; $1,560; and $437, respectively	41,684	(2,207)	475
Change in the non-credit portion of OTTI losses recognized in other comprehensive income (loss), net of tax of $13; $49; and $44, respectively	20	77	69
Change in pension and post-retirement obligations, net of tax of $2,234; $2,924; and $1,161, respectively	1,585	4,015	(1,445)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $1,245; $1,127; and $306, respectively	(1,743)	(1,577)	(434)

Total other comprehensive income (loss), net of tax	41,546	308	(1,335)

Total comprehensive income (loss), net of tax	$507,747	$495,709	$(48,491)

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2017	2016	2015
PREFERRED STOCK (Par Value: $0.01):
Balance at beginning of year	$—	$—	$—
Issuance of preferred stock (515,000 shares)	502,840	—	—

Balance at end of year	502,840	—	—

COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	4,871	4,850	4, 427
Shares issued for restricted stock awards (2,004,212; 2,099,865; and 1,683,564, respectively)	20	21	17
Shares issued in follow-on common stock offering (40,625,000 shares)	—	—	406

Balance at end of year	4,891	4,871	4,850

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	6,047,558	6,023,882	5,369,623
Shares issued for restricted stock awards, net of forfeitures	(11,028)	(8,985)	(7,708)
Compensation expense related to restricted stock awards	36,029	32,661	30,205
Proceeds from follow-on common stock offering, net	—	—	629,276
Tax effect of stock plans	—	—	2,486

Balance at end of year	6,072,559	6,047,558	6,023,882

RETAINED EARNINGS (ACCUMULATED DEFICIT):
Balance at beginning of year	128,435	(36,568)	464,569
Net income (loss)	466,201	495,401	(47,156)
Dividends paid on common stock ($0.68; $0.68; and $1.00 per share)	(332,147)	(330,810)	(453,981)
Dividends paid on preferred stock ($47.81 per share)	(24,621)	—	—
Effect of adopting Accounting Standards Update (“ASU”) No. 2016-09 (1)	—	412	—

Balance at end of year	237,868	128,435	(36,568)

TREASURY STOCK:
Balance at beginning of year	(160)	(447)	(1,118)
Purchase of common stock (1,284,373; 566,584; and 448,223 shares, respectively)	(18,463)	(8,677)	(7,020)
Shares issued for restricted stock awards (713,837; 580,087; and 495,777 shares, respectively)	11,008	8,964	7,691

Balance at end of year	(7,615)	(160)	(447)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(56,713)	(57,021)	(55,686)
Other comprehensive income (loss), net of tax	41,546	308	(1,335)

Balance at end of year	(15,167)	(56,713)	(57,021)

Total stockholders’ equity	$6,795,376	$6,123,991	$5,934,696

(1)	See Note 2, “Summary of Significant Accounting Policies” for a discussion of the Company’s adoption of Accounting Standards Update No. 2016-09.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$466,201	$495,401	$(47,156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recoveries of) loan losses	37,242	4,180	(15,004)
Depreciation and amortization	32,803	32,811	31,497
Amortization of discounts and premiums, net	(4,555)	(26,258)	(8,069)
Amortization of core deposit intangibles	208	2,391	5,344
Net gain on sales of securities	(29,924)	(3,347)	(4,054)
Gain on trading securities activity	(316)	—	—
Net gain on sales of loans	(87,301)	(57,398)	(65,649)
Stock-based compensation	36,029	32,661	30,205
Deferred tax expense (benefit)	21,444	44,746	(31,289)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	451,873	326,790	(196,899)
Increase (decrease) in other liabilities	23,329	(4,336)	15,425
Purchases of securities held for trading	(202,450)	—	—
Proceeds from sales of securities held for trading	202,766	—	—
Origination of loans held for sale	(1,674,123)	(4,646,773)	(4,680,243)
Proceeds from sales of loans originated for sale	2,053,484	4,554,785	4,545,466

Net cash provided by (used in) operating activities	1,326,710	755,653	(420,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	175,375	2,499,205	940,580
Proceeds from repayment of securities available for sale	387,772	50,192	9,889
Proceeds from sales of securities held to maturity	547,925	1,297	44,104
Proceeds from sales of securities available for sale	453,878	322,038	278,689
Purchases of securities held to maturity	(13,030)	(213,208)	(20,021)
Purchases of securities available for sale	(1,163,043)	(279,402)	(318,027)
Redemption of Federal Home Loan Bank stock	90,909	601,941	623,189
Purchases of Federal Home Loan Bank stock	(103,794)	(528,904)	(771,833)
Proceeds from sales of loans	2,289,377	1,675,550	1,923,208
Other changes in loans, net	(1,575,846)	(2,826,365)	(4,072,135)
Purchase of premises and equipment, net	(27,783)	(84,179)	(34,802)

Net cash provided by (used in) investing activities	1,061,740	1,218,165	(1,397,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	214,260	461,145	98,024
Net (decrease) increase in short-term borrowed funds	(460,000)	(3,256,300)	768,100
Proceeds from long-term borrowed funds	3,000,000	1,181,000	11,243,500
Repayments of long-term borrowed funds	(3,300,000)	—	(10,489,682)
Tax effect of stock plans (1)	—	—	2,486
Net proceeds from issuance of preferred stock	502,840	—	—
Proceeds received from follow-on common stock offering, net	—	—	629,682
Cash dividends paid on common stock	(332,147)	(330,810)	(453,981)
Cash dividends paid on preferred stock	(24,621)	—	—
Payments relating to treasury shares received for restricted stock award tax payments (1)	(18,463)	(8,677)	(7,020)

Net cash (used in) provided by financing activities	(418,131)	(1,953,642)	1,791,109

Net increase (decrease) in cash and cash equivalents	1,970,319	20,176	(26,476)
Cash and cash equivalents at beginning of year	557,850	537,674	564,150

Cash and cash equivalents at end of year	$2,528,169	$557,850	$537,674

Supplemental information:
Cash paid for interest	$447,476	$382,135	$540,818
Cash paid for income taxes	217,682	180,238	187,608
Cash paid for prepayment penalties on borrowings	—	—	914,965
Non-cash investing and financing activities:
Transfers to other real estate owned from loans	$9,973	$20,099	$47,096
Transfer of loans from held for investment to held for sale	1,910,121	1,659,743	1,897,075
Transfer of loans from held for sale to held for investment	—	—	153,578
Shares issued for restricted stock awards	11,028	8,985	7,708
Securities transferred from held to maturity to available for sale	3,040,305	—	—

(1)	See Note 2, “Summary of Significant Accounting Policies” for a discussion of the Company’s adoption of Accounting Standards Update No. 2016-09.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $2.5 billion and $557.9 million, respectively. Included in cash and cash equivalents at those dates were $2.1 billion and $138.6 million, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2017 and 2016 were federal funds sold of $3.1 million and $6.8 million, respectively. In addition, the Company had $250.0 million in pledged reverse repurchase agreements outstanding at December 31, 2017 and 2016.

In accordance with the monetary policy of the Board of Governors of the Federal Reserve System (the “FRB”), the Company was required to maintain total reserves with the Federal Reserve Bank of New York of $763.4 million and $162.1 million, respectively, at December 31, 2017 and 2016, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

Securities Available for Sale and Held to Maturity

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of other-than-temporary impairment (“OTTI”) recorded in accumulated other comprehensive loss (“AOCL”), net of tax.

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

The Company conducts a periodic review and evaluation of its FHLB-NY stock to determine if any impairment exists. The factors considered in this process include, among others, significant deterioration in FHLB-NY earnings performance, credit rating, or asset quality; significant adverse changes in the regulatory or economic environment; and other factors that could raise significant concerns about the creditworthiness and the ability of the FHLB-NY to continue as a going concern.

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowances for loan losses.

On June 27, 2017, the Company entered into an agreement to sell its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust Bank (“AmTrust”) and is reported under the Company’s Residential Mortgage Banking segment, to Freedom Mortgage Corporation (“Freedom”). On September 29, 2017, the sale was completed with proceeds received in the amount of $226.6 million, resulting in a gain of $7.4 million, which is included in “Non-Interest Income” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Freedom acquired both the Company’s origination and servicing platforms, as well as its mortgage servicing loan portfolio of $20.5 billion and related mortgage servicing rights (“MSRs”) asset of $208.8 million.

Accordingly, all of the loans held for sale that were outstanding at December 31, 2017, were originated by the Community Bank through its previous mortgage banking operation, and are to be sold to Freedom. Such loans are carried at fair value, which is primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets are largely driven by changes in mortgage interest rates subsequent to loan funding. In addition, loans originated as “held for investment” and subsequently designated as “held for sale” are transferred to held for sale at fair value.

Additionally, the Company received approval from the FDIC to sell assets covered under its Loss Share Agreements (“LSA”), early terminate the LSA, and entered into an agreement to sell the majority of its one-to-four family residential mortgage-related assets, including those covered under the LSA, to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). On July 28, 2017, the Company completed the sale, resulting in the receipt of proceeds of $1.9 billion from Cerberus and the FDIC and settled the related FDIC loss share receivable, resulting in a gain of $74.6 million which is included in “Non-Interest Income” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). As a result of this sale the Company has no covered loans at December 31, 2017.

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

The methodology used for the allocation of the allowance for non-covered loan losses at December 31, 2017 and December 31, 2016 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

The Company also follows a process to assign general valuation allowances to non-covered loan categories. General valuation allowances are established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowances. The factors assessed begin with the historical loan loss experience for each major loan category. The Company also takes into account an estimated historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment.

The allocation methodology consists of the following components: First, the Company determines an allowance for loan losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. Lastly, the Company allocates an allowance for loan losses based on qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management, which include, but are not limited to:

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

By considering the factors discussed above, the Company determines an allowance for non-covered loan losses that is applied to each significant loan portfolio segment to determine the total allowance for losses on non-covered loans.

The historical loss period the Company uses to determine the allowance for loan losses on non-covered loans is a rolling 28-quarter look-back period, as the Company believes this produces an appropriate reflection of our historical loss experience.

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

The Company charges off loans, or portions of loans, in the period that such loans, or portions thereof, are deemed uncollectible. The collectability of individual loans is determined through an assessment of the financial condition and repayment capacity of the borrower and/or through an estimate of the fair value of any underlying collateral. For non-real estate-related consumer credits, the following past-due time periods determine when charge-offs are typically recorded: (1) Closed-end credits are charged off in the quarter that the loan becomes 120 days past due; (2) Open-end credits are charged off in the quarter that the loan becomes 180 days past due; and (3) Both closed-end and open-end credits are typically charged off in the quarter that the credit is 60 days past the date notification was received that the borrower has filed for bankruptcy.

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

Allowance for Losses on Covered Loans

The Company sold its covered loan portfolio during the third quarter of 2017; therefore, the Company had no allowance for losses on covered loans as of December 31, 2017. The Company had elected to account for the loans acquired in the AmTrust and Desert Hills acquisitions (the “covered loans”) based on expected cash flows. This election was in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). In accordance with ASC 310-30, the Company maintained the integrity of a pool of multiple loans accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

Covered loans were reported exclusive of the FDIC loss share receivable. The covered loans acquired in the AmTrust and Desert Hills Bank (“Desert Hills”) acquisitions were reviewed for collectability based on the expectations of cash flows from these loans. Covered loans were aggregated into pools of loans with common characteristics. In determining the allowance for losses on covered loans, the Company periodically performed an analysis to estimate the expected cash flows for each of the loan pools. A provision for losses on covered loans was recorded to the extent that the expected cash flows from a loan pool have decreased for credit-related items since the acquisition date. Accordingly, during the loss share recovery period, if there is a decrease in expected cash flows due to an increase in estimated credit losses compared to the estimates made at the respective acquisition dates, the decrease in the present value of expected cash flows was recorded as a provision for covered loan losses charged to earnings, and the allowance for covered loan losses will be increased. During the loss share recovery period, a related credit to non-interest income and an increase in the FDIC loss share receivable was recognized at the same time, and was measured based on the applicable loss sharing agreement percentage.

See Note 6, “Allowances for Loan Losses” for a further discussion of the allowances for losses on non-covered and covered loans.

Goodwill

In connection with the Company’s acquisitions, assets that are acquired and liabilities that are assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the identifiable net assets acquired, including other identified intangible assets. The determination of whether or not goodwill is impaired could require the Company to make significant judgments and could require the use of significant estimates and assumptions regarding estimated future cash flows. If the Company changes its strategy or if market conditions shift, judgments may change, which may result in adjustments to the recorded goodwill balance. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

The Company tests goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. Goodwill is allocated to the reporting units based on the reporting unit expected to benefit from the business combination. Previously, the Company had identified two reporting units, which were also our segments: our Banking Operations reporting unit and the Residential Mortgage Banking reporting unit. On September 29, 2017, the Company sold the Residential Mortgage Banking reporting unit; accordingly, the Company has one remaining reporting unit.

Goodwill is evaluated for impairment annually at December 31st, or more frequently if conditions exist that indicate that the carrying value may be impaired. ASC 350 provides for an optional qualitative assessment for testing goodwill for impairment that may allow companies to skip the annual two-step test described below. The qualitative assessment permits companies to assess whether it is more likely than not (i.e., a likelihood of greater than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes based on the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is required to perform the two-step test. If the Company concludes based on the qualitative assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it has completed its goodwill impairment test and does not need to perform the two-step test.

Under step one of the two-step test, the fair value of a reporting unit is compared with its carrying value (including goodwill). If the fair value of a reporting unit is less than its carrying value, an indication of goodwill impairment exists for that reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

At December 31, 2017, the Company utilized a quantitative assessment to test goodwill for impairment and determined that the fair value of its single reporting unit exceeded its carrying value thereby concluding that goodwill was not impaired.

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

Depreciation and amortization are included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss), and amounted to $32.8 million, $32.8 million, and $31.5 million, respectively, in the years ended December 31, 2017, 2016, and 2015.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These bank-owned life insurance (“BOLI”) policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2017 and 2016, the Company’s investment in BOLI was $967.2 million and $949.0 million, respectively. There were no additional purchases of BOLI during the years ended December 31, 2017 or 2016. The Company’s investment in BOLI generated income of $27.1 million, $31.0 million, and $27.5 million, respectively, during the years ended December 31, 2017, 2016, and 2015.

Repossessed Assets

Repossessed assets consist of any property (“other real estate owned” or “OREO”) or other assets acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the asset, and the assets are carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). At December 31, 2017, the Company had $8.2 million of OREO and $8.2 million of taxi medallions. The balance at December 31, 2016 was $28.6 million and included OREO of $17.0 million that was covered under the Company’s FDIC LSA. There were no repossessed taxi medallions at December 31, 2016.

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

Stock-Based Compensation

Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2017, the Company had 7,135,071 shares available for grant under the 2012 Stock Incentive Plan, including 1,030,673 shares that were transferred from the New York Community Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2006 and reapproved at its Annual Meeting on June 2, 2011. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 13, “Stock-Related Benefit Plans.”

Retirement Plans

The Company’s pension benefit obligations and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts in accordance with GAAP. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected rate of return on plan assets. The Company evaluates these assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns, mortality rates, turnover, and the rate of compensation increase.

Under GAAP, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in AOCL until they are amortized as a component of net periodic benefit cost.

Earnings (Loss) per Common Share (Basic and Diluted)

Basic earnings (loss) per common share (“EPS”) is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

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

The following table presents the Company’s computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2017, 2016, and 2015:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2017	2016	2015
Net income (loss) available to common shareholders	$441,580	$495,401	$(47,156)
Less: Dividends paid on and earnings/(loss) allocated to participating securities	(3,554)	(3,795)	(3,357)

Earnings/(loss) applicable to common stock	$438,026	$491,606	$(50,513)

Weighted average common shares outstanding	487,073,951	485,150,173	448,982,223

Basic earnings (loss) per common share	$0.90	$1.01	$(0.11)

Earnings (loss) applicable to common stock	$438,026	$491,606	$(50,513)

Weighted average common shares outstanding	487,073,951	485,150,173	448,982,223
Potential dilutive common shares	—	—	—

Total shares for diluted earnings (loss) per common share computation	487,073,951	485,150,173	448,982,223

Diluted earnings (loss) per common share and common share equivalents	$0.90	$1.01	$(0.11)

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the Statements of Cash Flows, and accounting for forfeitures. The Company adopted ASU No. 2016-09 prospectively, effective for the first quarter of 2016. Upon adoption, the Company recorded an immaterial cumulative-effect adjustment to the opening balance of retained earnings. In addition, ASU No. 2016-09 requires that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than as equity. This resulted in an immaterial benefit to income tax expense in the first quarter of 2016. Relative to forfeitures, ASU No. 2016-09 allows an entity’s accounting policy election to either continue to estimate the number of awards that are expected to vest, as under previous guidance, or account for forfeitures when they occur. The Company elected to continue its practice of estimating the number of awards that will be forfeited. The income tax effects of ASU No. 2016-09 on the Statements of Cash Flows are now classified as cash flows from operating activities, rather than cash flows from financing activities. The Company elected to apply this cash flow classification guidance prospectively and, therefore, prior periods were not adjusted. ASU No. 2016-09 also requires the presentation of certain employee withholding taxes as a financing activity on the Consolidated Statements of Cash Flows; this is consistent with the manner in which the Company has presented such employee withholding taxes in the past. Accordingly, no reclassification for prior periods was required.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements,” which includes various clarifications or corrections to the ASC that are not intended to have a significant effect on current accounting practice or create significant administrative costs for most entities. ASU No. 2016-19 includes an amendment that clarifies the difference between a valuation approach and a valuation technique when applying the guidance in ASC Topic 820, Fair Value Measurement. The amendment also requires a company to disclose when there has been a change in either or both a valuation approach or valuation technique. During 2017, the Company changed its valuation technique for its investment securities from the use of a yield-to-price calculation to using quoted prices from brokers or pricing services to measure fair value. The Company believes that the use of quoted prices from brokers or pricing services is an appropriate technique given the characteristics of its current investment securities holdings.

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 was issued to address a narrow-scope financial reporting issue that arose as a consequence of the enactment of the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 permits an election to reclassify from accumulated other comprehensive income (loss) to retained earnings the stranded tax effects resulting from the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company plans to early adopt ASU No. 2018-02 effective January 1, 2018. The adoption of ASU No. 2018-02, is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718).” ASU No. 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under ASU No. 2017-09, modification accounting is applied only if the fair value, the vesting conditions, and the classification of the award (as an equity or liability instrument) change as a result of the change in terms or conditions. The Company plans to adopt ASU No. 2017-09 as of January 1, 2018. ASU No. 2017-09 amendments will be applied prospectively to awards modified on or after the effective date. The adoption of ASU No. 2017-09 is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU No. 2017-08 specifies that the premium amortization period ends at the earliest call date, rather than the contractual maturity date, for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. The shorter amortization period means that interest income would generally be lower in the periods before the earliest call date and higher thereafter (if the security is not called) compared to current GAAP. Currently, the premium is amortized to the contractual maturity date under GAAP. Because the premium will be amortized to the earliest call date, the holder will not recognize a loss in earnings for the unamortized premium when the call is exercised. This ASU No. 2017-08 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU No. 2017-08 specifies that the transition approach to the standard be accounted for on a modified retrospective basis with a cumulative effect adjustment in retained earnings as of the beginning of the period of adoption. The Company plans to adopt ASU No. 2017-08 effective January 1, 2019 and the adoption is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost, and all other components of net benefit cost in the income statement separately from the service cost component and outside of operating income, if this subtotal is presented. Additionally, the service cost component will be the only component that can be capitalized. ASU No. 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The standard requires retrospective application for the amendments related to the presentation of the service cost component and other components of net benefit cost, and prospective application for the amendments related to the capitalization requirements for the service cost components of net benefit cost. The adoption of ASU No. 2017-07 on January 1, 2018, is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU No. 2017-04 eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity will recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. ASU No. 2017-04 does not amend the optional qualitative assessment of goodwill impairment. ASU No. 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt ASU No. 2017-04 prospectively beginning January 1, 2020 and the impact of its adoption on the Company’s Consolidated Statements of Condition, results of operations, or cash flows will be dependent upon goodwill impairment determinations made after that date.

In November 2016, the FASB issued ASU No. 2016-18, “Restricted Cash.” ASU No. 2016-18 will amend the guidance in ASC Topic 230, Statement of Cash Flows, and is intended to reduce the diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. ASU No. 2016-18 will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalents amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, an entity will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. An entity will also be required to disclose information regarding the nature of the restrictions. ASU No. 2016-18 requires retrospective application and is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company plans to adopt ASU No. 2016-18 as of January 1, 2018. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s financial position or results of operations in future filings.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 addresses the following cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in ASU No. 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in ASU No. 2016-15 should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU No. 2016-15 beginning January 1, 2018 and its adoption is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in ASU No. 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in ASU No. 2016-13 through a cumulative-effect adjustment to retained earnings as of January 1, 2020 (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU No. 2016-13. Amounts previously recognized in accumulated other comprehensive income (loss) as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. Financial assets for which the guidance in Subtopic 310-30, “Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (“PCD assets”),” has previously been applied should prospectively apply the guidance in ASU No. 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU No. 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows. The Company is evaluating ASU No. 2016-13, has initiated a working group with multiple members from applicable departments to evaluate the requirements of the new standard, planning for loss modeling requirements consistent with lifetime expected loss estimates, and assessing the impact it will have on current processes. This evaluation includes a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new models may be required. The adoption of ASU No. 2016-13 could have a material effect on the Company’s Consolidated Statements of Condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company’s loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 will require entities that lease assets to recognize as assets and liabilities on the balance sheet the respective rights and obligations created by those leases. ASU No. 2016-02 also will require disclosures that include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities we may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The transition guidance in Topic 842 also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The Company plans to adopt ASU No. 2016-02 effective January 1, 2019 using the required modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize right-of-use assets and lease liabilities for substantially virtually all of our operating lease commitments leases for which we are the lessee as a lease liability and corresponding right-of-use asset on our Consolidated Statements of Condition. The Company has assembled a project management team, formed a working group comprised of associates from different disciplines, such as Vendor Risk Management, Real Estate, and Technology, including working with associates engaged in the procurement of goods and services used in the Company’s operations. We have made substantial progress in reviewing contractual arrangements for embedded leases in an effort to identify the Company’s full lease population and is presently evaluating all of its leases, as well as contracts that may contain embedded leases, for compliance with the new lease accounting rules.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 amends guidance on classification and measurement of financial instruments, including revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. As it relates to the Company, it will require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the current available-for-sale category. However, FHLB stock is not in the scope of ASU No. 2016-01 and will continue to be presented at cost. The amendments in ASU No. 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance for liabilities at fair value in accordance with the fair value option for financial instruments, and certain fair value of financial instruments disclosures, early adoption of the ASU is not permitted. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of ASU No. 2016-01. The Company plans to adopt ASU No. 2016-01 as of January 1, 2018. Upon initial adoption, an immaterial amount of unrealized losses related to the in-scope equity securities will be reclassified from other comprehensive income to retained earnings.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions ASU No. 2014-09 and related amendments are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that annual period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that annual period. The Company will adopt ASU No. 2014-09 and its amendments which established ASC Topic 606, “Revenue from Contracts with Customers” on January 1, 2018. In summary, the core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue streams that are covered by ASC Topic 606 are primarily fees earned in connection with performing services for our customers such as investment advisor fees, wire transfer fees, and bounced check fees. Such fees are either satisfied over time if the service is performed over a period of time (as with investment advisor fees or safe deposit box rental fees), or satisfied at a point in time (as with wire transfer fees and bounced check fees). The Company recognizes fees for services performed over time over the time period to which the fees relate. The Company recognizes fees earned at a point in time on the day the fee is earned. The Company will adopt ASU No. 2014-09 using the modified retrospective approach which includes presenting the cumulative effect of initial application, if any, along with supplementary disclosures. The Company will not record a cumulative effect adjustment upon adoption of ASU No. 2014-09.

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2017
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Unrealized gains on available-for-sale securities	$2,988	Net gain on sales of securities
	(1,245)	Income tax expense

	$1,743	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$249	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(8,484)	Included in the computation of net periodic (credit) expense (2)

	(8,235)	Total before tax
	3,432	Tax benefit

	$(4,803)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(3,060)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 12, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of securities available for sale at December 31, 2017 and 2016:

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE (1) certificates	$2,023,677	$46,364	$1,199	$2,068,842
GSE CMOs (2)	536,284	14,446	826	549,904

Total mortgage-related securities	$2,559,961	$60,810	$2,025	$2,618,746

Other Securities:
U. S. Treasury obligations	$199,960	$—	$62	$199,898
GSE debentures	473,879	2,044	2,665	473,258
Corporate bonds	79,702	11,073	—	90,775
Municipal bonds	70,381	540	801	70,120
Capital trust notes	48,230	6,498	8,632	46,096
Preferred stock	15,292	142	—	15,434
Mutual funds and common stock (3)	16,874	487	261	17,100

Total other securities	$904,318	$20,784	$12,421	$912,681

Total securities available for sale (4)	$3,464,279	$81,594	$14,446	$3,531,427

(1)	Government-sponsored enterprise.
(2)	Collateralized mortgage obligations.
(3)	Primarily consists of mutual funds that are Community Reinvestment Act-qualified investments.
(4)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$7,786	$—	$460	$7,326

Other Securities:
Municipal bonds	$583	$48	$—	$631
Capital trust notes	9,458	2	2,217	7,243
Preferred stock	70,866	1,446	328	71,984
Mutual funds and common stock	16,874	484	261	17,097

Total other securities	$97,781	$1,980	$2,806	$96,955

Total securities available for sale	$105,567	$1,980	$3,266	$104,281

The following table summarizes the Company’s portfolio of securities held to maturity at December 31, 2016:

(in thousands)	Amortized Cost	Carrying Amount	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,193,489	$2,193,489	$64,431	$2,399	$2,255,521
GSE CMOs	1,019,074	1,019,074	36,895	57	1,055,912

Total mortgage-related securities	$3,212,563	$3,212,563	$101,326	$2,456	$3,311,433

Other Securities:
U. S. Treasury obligations	$200,293	$200,293	$—	$73	$200,220
GSE debentures	88,457	88,457	3,836	—	92,293
Corporate bonds	74,217	74,217	9,549	—	83,766
Municipal bonds	71,554	71,554	—	1,789	69,765
Capital trust notes	74,284	65,692	2,662	11,872	56,482

Total other securities	$508,805	$500,213	$16,047	$13,734	$502,526

Total securities held to maturity (1)	$3,721,368	$3,712,776	$117,373	$16,190	$3,813,959

(1)	Held-to-maturity securities are reported at a carrying amount equal to amortized cost less the non-credit portion of OTTI recorded in AOCL. At December 31, 2016, the non-credit portion of OTTI recorded in AOCL was $8.6 million (before taxes).

At December 31, 2017 and 2016, respectively, the Company had $603.8 million and $590.9 million of FHLB-NY stock, at cost. The Company is required to maintain an investment in FHLB-NY stock in order to have access to the funding it provides.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2017, 2016, and 2015:

	December 31,
(in thousands)	2017	2016	2015
Gross proceeds	$453,878	$322,038	$278,689
Gross realized gains	3,848	3,128	1,159
Gross realized losses	860	—	4

In addition, during the twelve months ended December 31, 2017, the Company sought to take advantage of favorable bond market conditions and sold held-to-maturity securities with an amortized cost of $521.0 million resulting in gross proceeds of $547.9 million including a gross realized gain of $26.9 million. Accordingly, the Company transferred the remaining $3.0 billion of held-to-maturity securities to available-for-sale with a net unrealized gain of $82.8 million classified in other comprehensive loss in the Consolidated Statements of Condition. Having the securities portfolio classified as available-for-sale improves the Company’s interest rate risk sensitivity and liquidity measures and provides the Company with more options in meeting the expected future Liquidity Coverage Ratio (“LCR”) requirements.

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

(in thousands)	For the Twelve Months Ended December 31, 2017
Beginning credit loss amount as of December 31, 2016	$197,552
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in cash flows on debt securities	1,219

Ending credit loss amount as of December 31, 2017	$196,333

The following table summarizes, by contractual maturity, the amortized cost of available-for-sale securities at December 31, 2017:

	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Securities: (3)
Due within one year	$—	—%	$259,256	1.82%	$148	6.51%	$—	—%	$259,617
Due from one to five years	883,138	3.32	6,950	3.84	291	6.63	48,449	3.57	963,589
Due from five to ten years	1,002,205	3.44	283,883	3.08	—	—	31,253	8.37	1,361,457
Due after ten years	674,618	3.09	123,750	3.23	69,942	2.88	48,230	3.77	914,230

Total securities available for sale	$2,559,961	3.30%	$673,839	3.22%	$70,381	2.90%	$127,932	4.82%	$3,498,893

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents available-for-sale securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2017:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Available-for-Sale Securities:
GSE certificates	$232,546	$535	$20,440	$664	$252,986	$1,199
GSE debentures	333,045	2,665	—	—	333,045	2,665
GSE CMOs	118,694	826	—	—	118,694	826
U. S. Treasury obligations	199,898	62	—	—	199,898	62
Municipal bonds	11,169	259	41,054	542	52,223	801
Capital trust notes	—	—	35,105	8,632	35,105	8,632
Equity securities	—	—	11,545	261	11,545	261

Total temporarily impaired available-for-sale securities	$895,352	$4,347	$108,144	$10,099	$1,003,496	$14,446

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

At December 31, 2017, the Company had unrealized losses on certain GSE mortgage-related securities, U.S. Treasury obligations, municipal bonds, capital trust notes, and equity securities. The unrealized losses on the Company’s GSE mortgage-related securities, U.S. Treasury obligations, municipal bonds, and capital trust notes at December 31, 2017 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at December 31, 2017 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other-than-temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2017 consisted of six agency mortgage-related securities, five capital trust notes, two municipal bonds, and one mutual fund. At December 31, 2016 securities designated as having a continuous loss position for twelve months or more consisted of five capital trust notes. At December 31, 2017, the fair value of securities having a continuous loss position for twelve months or more was 8.5% below the collective amortized cost of $118.2 million. At December 31, 2016, the fair value of such securities was 32.2% below the collective amortized cost of $43.7 million. At December 31, 2017 and 2016, the combined market value of the respective securities represented unrealized losses of $10.1 million and $14.1 million, respectively.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at December 31, 2017 and 2016:

	December 31,
	2017		2016
(dollars in thousands)	Amount	Percent of Non-Covered Loans Held for Investment	Amount	Percent of Non-Covered Loans Held for Investment
Non-Covered Loans Held for Investment:
Mortgage Loans:
Multi-family	$28,074,709	73.19%	$26,945,052	72.13%
Commercial real estate	7,322,226	19.09	7,724,362	20.68
One-to-four family	477,228	1.24	381,081	1.02
Acquisition, development, and construction	435,825	1.14	381,194	1.02

Total mortgage loans held for investment	$36,309,988	94.66	$35,431,689	94.85

Other Loans:
Commercial and industrial	1,377,964	3.59	1,341,216	3.59
Lease financing, net of unearned income of $65,041 and $60,278, respectively	662,610	1.73	559,229	1.50

Total commercial and industrial loans (1)	2,040,574	5.32	1,900,445	5.09
Purchased credit-impaired loans	—	—	5,762	0.01
Other	8,460	0.02	18,305	0.05

Total other loans held for investment	2,049,034	5.34	1,924,512	5.15

Total non-covered loans held for investment	$38,359,022	100.00%	$37,356,201	100.00%

Net deferred loan origination costs	28,949		26,521
Allowance for losses on non-covered loans	(158,046)		(158,290)

Non-covered loans held for investment, net	$38,229,925		$37,224,432

Covered loans	—		1,698,133
Allowance for losses on covered loans	—		(23,701)

Covered loans, net	$—		$1,674,432
Loans held for sale	35,258		409,152

Total loans, net	$38,265,183		$39,308,016

(1)	Includes specialty finance loans of $1.5 billion and $1.3 billion, and other C&I loans of $500.8 million and $632.9 million, respectively, at December 31, 2017 and 2016.

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

To a lesser extent, the Company also originates one-to-four family loans, acquisition, development, and construction (“ADC”) loans, and C&I loans, for investment. One-to-four family loans held for investment were originated through the Company’s mortgage banking operation and primarily consisted of jumbo prime adjustable rate mortgages made to borrowers with a solid credit history.

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

Included in non-covered loans held for investment at December 31, 2017, were loans of $59.5 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

At December 31, 2016, the Company had non-covered purchased credit-impaired (“PCI”) loans, with a carrying value of $5.8 million and an unpaid principal balance of $7.0 million at that date. PCI loans had been covered under the LSA with the FDIC that expired in March 2015 and had been included in non-covered loans. Such loans were accounted for under ASC 310-30 and were initially measured at fair value, which included estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. There were no such loans accounted for under ASC 310-30 at December 31, 2017.

Loans Held for Sale

At December 31, 2017 the Company had loans held for sale of $35.3 million as compared to $409.2 million at December 31, 2016. The decline reflects the sale of its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust and was reported under the Company’s Residential Mortgage Banking segment, to Freedom. Accordingly, on September 29, 2017, the sale was completed with proceeds received in the amount of $226.6 million, resulting in a gain of $7.4 million, which is included in “Non-Interest Income” in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Freedom acquired both the Company’s origination and servicing platforms, as well as its mortgage servicing loan portfolio of $20.5 billion and related MSR asset of $208.8 million.

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

Asset Quality

The following table presents information regarding the quality of the Company’s non-covered loans held for investment at December 31, 2017:

(in thousands)	Loans 30-89 Days Past Due(1)	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,258	$11,078	$—	$12,336	$28,062,373	$28,074,709
Commercial real estate	13,227	6,659	—	19,886	7,302,340	7,322,226
One-to-four family	585	1,966	—	2,551	474,677	477,228
Acquisition, development, and construction	—	6,200	—	6,200	429,625	435,825
Commercial and industrial(1)(2)	2,711	47,768	—	50,479	1,990,095	2,040,574
Other	8	11	—	19	8,441	8,460

Total	$17,789	$73,682	$—	$91,471	$38,267,551	$38,359,022

(1)	Includes $2.7 million and $46.7 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s non-covered loans held for investment (excluding non-covered PCI loans) at December 31, 2016:

(in thousands)	Loans 30-89 Days Past Due(1)	Non-Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$28	$13,558	$—	$13,586	$26,931,466	$26,945,052
Commercial real estate	—	9,297	—	9,297	7,715,065	7,724,362
One-to-four family	2,844	9,679	—	12,523	368,558	381,081
Acquisition, development, and construction	—	6,200	—	6,200	374,994	381,194
Commercial and industrial(1)(2)	7,263	16,422	—	23,685	1,876,760	1,900,445
Other (3)	248	1,313	—	1,561	16,744	18,305

Total	$10,383	$56,469	$—	$66,852	$37,283,587	$37,350,439

(1)	Excludes $6 thousand and $869 thousand of non-covered PCI loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.
(3)	Includes $6.8 million and $15.2 million of taxi medallion loans that were 30 to 89 days past due and 90 days or more past due, respectively.

The following table summarizes the Company’s portfolio of non-covered loans held for investment by credit quality indicator at December 31, 2017:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$27,874,330	$7,255,100	$471,571	$344,040	$35,945,041	$1,925,527	$8,449	$1,933,976
Special mention	125,752	47,123	3,691	76,033	252,599	20,883	—	20,883
Substandard	74,627	20,003	1,966	15,752	112,348	94,164	11	94,175
Doubtful	—	—	—	—	—	—	—	—

Total	$28,074,709	$7,322,226	$477,228	$435,825	$36,309,988	$2,040,574	$8,460	$2,049,034

(1)	Includes lease financing receivables, all of which were classified as “pass.”

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

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2017	2016	2015
Interest income that would have been recorded	$4,974	$3,128	$2,288
Interest income actually recorded	(2,904)	(1,708)	(1,574)

Interest income foregone	$2,070	$1,420	$714

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2017, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $44.6 million; loans on which forbearance agreements were reached amounted to $1.0 million.

The following table presents information regarding the Company’s TDRs as of December 31, 2017 and 2016:

	December 31,
	2017			2016
(in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$824	$8,061	$8,885	$1,981	$8,755	$10,736
Commercial real estate	—	368	368	—	1,861	1,861
One-to-four family	—	1,066	1,066	222	1,749	1,971
Acquisition, development, and construction	8,652	—	8,652	—	—	—
Commercial and industrial	177	26,408	26,585	1,263	3,887	5,150
Other	—	—	—	—	202	202

Total	$9,653	$35,903	$45,556	$3,466	$16,454	$19,920

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2017, 2016, and 2015 are summarized as follows:

	For the Twelve Months Ended December 31, 2017
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	$810	$986	5.93%	2.21%	$—	$12
Acquisition, development, and construction	2	8,652	8,652	5.50	5.50	—	—
Commercial and industrial	65	52,179	26,409	3.36	3.26	14,273	—

Total	71	$61,641	$36,047			$14,273	$12

	For the Twelve Months Ended December 31, 2016
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Multi-family	1	$9,340	$8,129	4.63%	4.00%	$—	$—
One-to-four family	5	900	1,036	4.26	2.65	—	11
Commercial and industrial	7	4,697	3,935	3.22	3.19	170	—

Total	13	$14,937	$13,100			$170	$11

	For the Twelve Months Ended December 31, 2015
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	$568	$619	4.02%	2.72%	$—	$6
Commercial and industrial	2	1,345	1,312	3.40	3.52	33	—
Other	2	193	213	4.58	2.00	—	2

Total	8	$2,106	$2,144			$33	$8

At December 31, 2017, seven C&I loans, in the amount of $1.6 million that had been modified as a TDR during the twelve months ended at that date was in payment default. At December 31, 2016, none of the loans that had been modified as a TDR during the twelve months ended at that date were in payment default. At December 31, 2015, one home equity loan in the amount of $143,000 that had been modified as a TDR during the twelve months ended at that date was in payment default. A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

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

Covered Loans

The Company sold its covered loan portfolio during the third quarter of 2017; therefore, the Company did not have any covered loans outstanding as of December 31, 2017.

The Company referred to certain loans acquired in the AmTrust and Desert Hills transactions as “covered loans” because the Company was being reimbursed for a substantial portion of losses on these loans under the terms of the LSA. Covered loans were accounted for under ASC 310-30 and were initially measured at fair value, which included estimated future credit losses expected to be incurred over the lives of the loans. Under ASC 310-30, purchasers are permitted to aggregate acquired loans into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.

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

The accretable yield was affected by changes in interest rate indices for variable rate loans, changes in prepayment assumptions, and changes in expected principal and interest payments over the estimated lives of the loans. Changes in interest rate indices for variable rate loans increased or decreased the amount of interest income expected to be collected, depending on the direction of interest rates. Prepayments affected the estimated lives of covered loans and could have changed the amount of interest income and principal expected to be collected. Changes in expected principal and interest payments over the estimated lives of covered loans were driven by the credit outlook and by actions that may be taken with borrowers. As of the date of the sale, the accretable yield was reduced to zero.

On a quarterly basis, the Company had evaluated the estimates of the cash flows it expected to collect. Expected future cash flows from interest payments were based on variable rates at the time of the quarterly evaluation. Estimates of expected cash flows that were impacted by changes in interest rate indices for variable rate loans and prepayment assumptions were treated as prospective yield adjustments and included in interest income. In the twelve months ended December 31, 2017, changes in the accretable yield for covered loans were as follows:

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

Reflecting the foreclosure of certain loans acquired in the AmTrust and Desert Hills acquisitions, the Company owned certain OREO that was covered under its LSA (“covered OREO”). Covered OREO was initially recorded at its estimated fair value on the respective dates of acquisition, based on independent appraisals, less the estimated selling costs. Any subsequent write-downs due to declines in fair value were charged to non-interest expense, and were partially offset by loss reimbursements under the LSA. Any recoveries of previous write-downs have been credited to non-interest expense and partially offset by the portion of the recovery that was due to the FDIC. The Company’s covered OREO was sold during the third quarter of 2017.

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

At December 31, 2017, the Company had no residential mortgage loans in the process of foreclosure. At December 31, 2016, the Company held residential mortgage loans of $78.6 million that were in the process of foreclosure. The vast majority of such loans were covered loans.

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

The primary credit quality indicator for covered loans is the expectation of underlying cash flows. In the twelve months ended December 31, 2016, the Company recorded recoveries of losses on covered loans of $23.7 million. The recoveries were largely due to an increase in expected cash flows in the acquired portfolios of one-to-four family and home equity loans, and were partly offset by FDIC indemnification expense of $19.0 million that was recorded in “Non-interest income.”

NOTE 6: ALLOWANCES FOR LOAN LOSSES

The following tables provide additional information regarding the Company’s allowances for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2017:
Loans collectively evaluated for impairment	$128,275	$29,771	$158,046

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2016:
Loans individually evaluated for impairment	$—	$577	$577
Loans collectively evaluated for impairment	123,925	32,022	155,947
Acquired loans with deteriorated credit quality	11,984	13,483	25,467

Total	$135,909	$46,082	$181,991

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2017:
Loans individually evaluated for impairment	$31,747	$48,810	$80,557
Loans collectively evaluated for impairment	36,278,241	2,000,224	38,278,465

Total	$36,309,988	$2,049,034	$38,359,022

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2016:
Loans individually evaluated for impairment	$29,660	$18,592	$48,252
Loans collectively evaluated for impairment	35,402,029	1,900,158	37,302,187
Acquired loans with deteriorated credit quality	1,614,755	89,140	1,703,895

Total	$37,046,444	$2,007,890	$39,054,334

Allowance for Losses on Non-Covered Loans

The following table summarizes activity in the allowance for losses on non-covered loans for the twelve months ended December 31, 2017 and 2016:

	December 31,
	2017			2016
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$125,416	$32,874	$158,290	$124,478	$22,646	$147,124
Charge-offs	(375)	(62,975)	(63,350)	(170)	(3,413)	(3,583)
Recoveries	605	1,558	2,163	1,272	1,603	2,875
Provision for (recovery of) non-covered loan losses	2,629	58,314	60,943	(164)	12,038	11,874

Balance, end of period	$128,275	$29,771	$158,046	$125,416	$32,874	$158,290

See Note 2, “Summary of Significant Accounting Polices” for additional information regarding the Company’s allowance for losses on non-covered loans.

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2017:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$8,892	$11,470	$—	$9,554	$495
Commercial real estate	5,137	10,252	—	3,522	92
One-to-four family	1,966	2,072	—	2,489	50
Acquisition, development, and construction	15,752	25,952	—	10,976	575
Other	48,810	104,901	—	43,074	2,200

Total impaired loans with no related allowance	$80,557	$154,647	$—	$69,615	$3,412

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	314	—

Total impaired loans with an allowance recorded	$—	$—	$—	$314	$—

Total impaired loans:
Multi-family	$8,892	$11,470	$—	$9,554	$495
Commercial real estate	5,137	10,252	—	3,522	92
One-to-four family	1,966	2,072	—	2,489	50
Acquisition, development, and construction	15,752	25,952	—	10,976	575
Other	48,810	104,901	—	43,388	2,200

Total impaired loans	$80,557	$154,647	$—	$69,929	$3,412

The following table presents additional information about the Company’s impaired non-covered loans at December 31, 2016:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	6,739	7,955	—	8,261	92

Total impaired loans with no related allowance	$36,399	$55,723	$—	$34,782	$1,400

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	11,853	13,529	577	4,574	213

Total impaired loans with an allowance recorded	$11,853	$13,529	$577	$4,574	$213

Total impaired loans:
Multi-family	$10,742	$13,133	$—	$11,431	$627
Commercial real estate	9,117	14,868	—	10,461	143
One-to-four family	3,601	4,267	—	3,079	124
Acquisition, development, and construction	6,200	15,500	—	1,550	414
Other	18,592	21,484	577	12,835	305

Total impaired loans	$48,252	$69,252	$577	$39,356	$1,613

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

If there was an increase in expected cash flows due to a decrease in estimated credit losses (as compared to the estimates made at the respective acquisition dates), the increase in the present value of expected cash flows was recorded as a recovery of the prior-period impairment charged to earnings, and the allowance for covered loan losses was reduced. A related debit to non-interest income and a decrease in the LSA was recognized at the same time, and measured based on the applicable LSA percentage.

The following table summarizes activity in the allowance for losses on covered loans for the years ended December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Balance, beginning of period	$23,701	$31,395
Recovery of losses on covered loans	(23,701)	(7,694)

Balance, end of period	$—	$23,701

NOTE 7: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2017 and 2016:

	December 31,
	2017			2016
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate (1)
Interest-bearing checking and money market accounts	$12,936,301	44.45%	0.23%	$13,395,080	46.37%	0.55%
Savings accounts	5,210,001	17.90	0.52	5,280,374	18.28	0.46
Certificates of deposit	8,643,646	29.70	1.31	7,577,170	26.23	1.12
Non-interest-bearing accounts	2,312,215	7.95	—	2,635,279	9.12	—

Total deposits	$29,102,163	100.00%	0.58%	$28,887,903	100.00%	0.63%

At both December 31, 2017 and 2016, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $3.1 million.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2017 were as follows:

(in thousands)
1 year or less	$5,897,172
More than 1 year through 2 years	2,461,847
More than 2 years through 3 years	209,389
More than 3 years through 4 years	42,485
More than 4 years through 5 years	21,907
Over 5 years	10,846

Total CDs	$8,643,646

The following table presents a summary of CDs in amounts of $100,000 or more by remaining term to maturity, at December 31, 2017:

	CDs of $100,000 or More Maturing Within
(in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$1,333,531	$1,495,368	$1,064,316	$1,595,643	$5,488,858

Included in total deposits at December 31, 2017 and 2016 were brokered deposits of $4.0 billion and $3.9 billion, with weighted average interest rates of 1.37% and 0.62% at the respective year-ends. Brokered money market accounts represented $2.6 billion and $2.5 billion, respectively, of the December 31, 2017 and 2016 totals, and brokered interest-bearing checking accounts represented $793.7 million and $1.4 billion, respectively. Brokered CDs represented $567.8 million of brokered deposits at December 31, 2017. There were no brokered CDs at December 31, 2016.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Wholesale borrowings:
FHLB advances	$12,104,500	$11,664,500
Repurchase agreements	450,000	1,500,000
Federal funds purchased	—	150,000

Total wholesale borrowings	$12,554,500	$13,314,500
Junior subordinated debentures	359,179	358,879

Total borrowed funds	$12,913,679	$13,673,379

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $19.3 million and $18.1 million, respectively, at December 31, 2017 and 2016.

FHLB Advances

The following table presents an analysis of the contractual maturities of the Company’s outstanding FHLB advances at December 31, 2017, none of which had callable features.

	Contractual Maturity
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate
2018	$3,923,500	1.51
2019	4,431,000	1.74
2020	3,150,000	2.09
2021	600,000	2.21

Total FHLB advances	$12,104,500	1.78%

The Company had no short-term FHLB advances at December 31, 2017. At December 31, 2016, short-term advances totaled $300.0 million with a weighted average interest rate of 0.81%. During the twelve months ended at December 31, 2017 and 2016, the average balances of short-term FHLB advances were $3.3 million and $929.4 billion, with weighted average interest rates of 0.82% and 0.60%, respectively. In 2017 and 2016, the interest expense generated by average short-term FHLB advances was $27,000 and $5.5 million, respectively. During 2015, the average balance of short-term advances was $2.3 billion with a weighted average interest rate of 0.42%, generating interest expense of $9.8 million.

At December 31, 2017 and 2016, respectively, the Banks had combined unused lines of available credit with the FHLB-NY of up to $7.1 billion and $7.5 billion. There were no overnight FHLB-NY advances at December 31, 2017. At December 31, 2016, the Banks had $10.0 million outstanding FHLB-NY advances with a weighted average interest rate of 0.78%. During the twelve months ended December 31, 2016, the average balance of overnight advances amounted to $426.5 million with a weighted average interest rate of 0.59%, generating interest expense of $2.5 million. During 2015, the average balance of overnight advances was $572.7 million with a weighted average interest rate of 0.44%. The interest expense generated by average overnight advances was $2.5 million in 2015.

Total FHLB advances generated interest expense of $186.0 million, $172.0 million, and $230.6 million, in the years ended December 31, 2017, 2016, and 2015, respectively.

Repurchase Agreements

The following table presents an analysis of the contractual maturities of the Company’s outstanding repurchase agreements accounted for as secured borrowings at December 31, 2017. None of these repurchase agreements had callable features.

	Contractual Maturity
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate
2018	$250,000	3.04
2019	200,000	1.69

Total	$450,000	2.44%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2017:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Contractual Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Greater than 90 days	$450,000	2.44%	$216,076	$217,383	$248,065	$249,489

The Company had no short-term repurchase agreements outstanding at December 31, 2017 or 2016. During the year ended December 31, 2015, the Company had average short-term repurchase agreements outstanding of $197.3 million with a weighted average interest rate of 0.31%, generating interest expense of $614,000.

At December 31, 2017 and 2016, the accrued interest on repurchase agreements amounted to $760,000 and $1.2 million, respectively. The interest expense on repurchase agreements was $16.4 million, $23.3 million, and $99.9 million, in the years ended December 31, 2017, 2016, and 2015, respectively.

Federal Funds Purchased

There were no federal funds purchased outstanding at December 31, 2017. At December 31, 2016, the balance of federal funds purchased was $150.0 million with a weighted average interest rate of 0.75%.

In 2017 and 2016, respectively, the average balances of federal funds purchased were to $47.9 million and $525.4 million, with weighted average interest rates of 0.87% and 0.51%. In 2015, the average balance of federal funds purchased amounted to $588.8 million with a weighted average interest rate of 0.26%. The interest expense produced by federal funds purchased was $418,000, $2.7 million, and $1.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Junior Subordinated Debentures

At December 31, 2017 and 2016, the Company had $359.2 million and $358.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at December 31, 2017:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,253	$138,902	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	3.188	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	4.838	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	3.345	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)

Total junior subordinated debentures		$359,179	$346,402

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statements of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2017, this discount totaled $66.4 million.

The other three trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2017, all dividends were current.

Interest expense on junior subordinated debentures was $19.6 million, $18.5 million, and $17.6 million, respectively, for the years ended December 31, 2017, 2016, and 2015.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Deferred Tax Assets:
Allowance for loan losses	$46,239	$75,605
Compensation and related benefit obligations	13,010	27,877
Acquisition accounting and fair value adjustments on securities (including OTTI)	—	14,455
Acquisition accounting and fair value adjustments on loans (including the FDIC loss share receivable)	—	7,496
Non-accrual interest	818	4,791
Restructuring and retirement of borrowed funds	1,105	6,957
Net operating loss carryforwards	2,967	5,664
Other	15,953	18,351

Gross deferred tax assets	80,092	161,196
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$80,092	$161,196

Deferred Tax Liabilities:
Amortizable intangibles	$(1,704)	$(1,655)
Acquisition accounting and fair value adjustments on securities (including OTTI)	(17,090)	—
Undistributed earnings of subsidiaries	(19,003)	—
Mortgage servicing rights	(1,794)	(65,975)
Premises and equipment	(12,907)	(19,310)
Prepaid pension cost	(24,324)	(30,962)
Leases	(78,682)	(65,214)
Other	(9,385)	(10,691)

Gross deferred tax liabilities	$(164,889)	$(193,807)

Net deferred tax asset (liability)	$(84,797)	$(32,611)

The deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. At December 31, 2017, the net deferred tax liability is included in “Other liabilities” in the Consolidated Statements of Condition. At December 31, 2016, the net federal deferred tax liability is included in “Other liabilities,” and the net state and local deferred tax asset is included in “Other assets” in the Consolidated Statements of Condition.

At December 31, 2017, the Company had a New York City net operating loss carryforward in the amount of $44.9 million available through 2035. The net operating loss carryforward is available to offset future taxable income.

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

The following table summarizes the Company’s income tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015:

	December 31,
(in thousands)	2017	2016	2015
Federal – current	$153,587	$216,182	$(53,273)
State and local – current	26,983	20,799	(295)

Total current	180,570	236,981	(53,568)

Federal – deferred	3,498	18,203	468
State and local – deferred	17,946	26,543	(31,757)

Total deferred	21,444	44,746	(31,289)

Income tax expense (benefit) reported in net income	202,014	281,727	$(84,857)
Income tax expense (benefit) reported in stockholders’ equity related to:
Employee stock plans	—	—	(2,486)
Securities available-for-sale	28,495	(2,687)	131
Pension liability adjustments	2,234	2,924	(1,161)
Non-credit portion of OTTI losses	13	49	44

Total income taxes	$232,756	$282,013	$(88,329)

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2017, 2016, and 2015:

	December 31,
(in thousands)	2017	2016	2015
Statutory federal income tax at 35%	$233,875	$271,995	$(46,204)
State and local income taxes, net of federal income tax effect (1)	29,204	30,772	(20,835)
Effect of tax law changes	(41,943)	—	—
Effect of tax deductibility of ESOP	(5,083)	(6,452)	(7,321)
Non-taxable income and expense of BOLI	(9,529)	(10,808)	(9,575)
Federal tax credits	(1,386)	(1,607)	(1,554)
Adjustments relating to prior tax years	144	(668)	(248)
Merger-related expenses	—	(850)	850
Other, net	(3,268)	(655)	30

Total income tax expense (benefit)	$202,014	$281,727	$(84,857)

(1)	Includes income tax (benefit) expense for the years ended December 31, 2015 of $(1.4) million for adjustments to deferred taxes necessitated by changes in tax laws of New York City that were enacted in April 2015.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things:

•	Lowering of the U.S. corporate tax rate from 35% to 21% effective January 1, 2018.

•	Repeal of corporate alternative minimum tax (AMT) for tax years beginning after December 31, 2017.

•	Reduction of the corporate dividends received deduction of 80% and 70% to 65% and 50%, respectively, for tax years beginning after December 31, 2017.

•	Disallowance of the deduction for FDIC premiums for banks with total consolidated assets over $50 billion effective tax years beginning after December 31, 2017.

•	Allows for full expensing of qualified property acquired or placed in service between September 27, 2017 and January 1, 2023.

•	Limitation of net operating loss (NOL) carryforwards to 80% of taxable income for losses arising in tax years beginning after December 31, 2017 and prohibiting NOL carrybacks for losses arising in tax years beginning after December 31, 2017 and providing an unlimited life for NOL carryforwards.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax benefit of $42 million due to the net impact of remeasurement of tax attributes affected by the enactment of the Tax Reform Act.

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

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the Consolidated Statements of Condition, were $46.2 million and $42.4 million, respectively, at December 31, 2017 and 2016, and included commitments of $23.9 million and $21.9 million that are expected to be funded over the next four years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2017, 2016, and 2015 were $4.5 million, $4.0 million, and $3.2 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $3.1 million, $3.0 million, and $2.4 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2017, 2016, and 2015.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2017, the Company had $33.7 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2017 that would have affected the effective tax rate, if recognized, was $26.6 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). During the years ended December 31, 2017, 2016, and 2015, the Company recognized income tax expense attributed to interest and penalties of $1.8 million, $1.2 million, and $1.1 million, respectively. Accrued interest and penalties on tax liabilities were $8.9 million and $6.9 million, respectively, at December 31, 2017 and 2016.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2017, 2016, and 2015:

	December 31,
(in thousands)	2017	2016	2015
Uncertain tax positions at beginning of year	$33,487	$30,456	$24,779
Additions for tax positions relating to current-year operations	4,332	1,304	3,827
Additions for tax positions relating to prior tax years	1,398	1,997	2,935
Subtractions for tax positions relating to prior tax years	(5,101)	(270)	(963)
Reductions in balance due to settlements	(435)	—	(122)

Uncertain tax positions at end of year	$33,681	$33,487	$30,456

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings for tax years 2014 through the present;

•	New York State tax filings for tax years 2010 through the present;

•	New York City tax filings for tax years 2011 through the present; and

•	New Jersey tax filings for tax years 2013 through the present.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:

•	New York State for the tax years 2010 through 2014; and

•	New York City for the tax years 2011 and 2012.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $20 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.

As a savings institution, the Community Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2017, the Community Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related federal deferred tax liability of $12.9 million, which has not been recognized since the Community Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Community Bank’s stock or certain excess distributions by the Community Bank to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2017, the Company had pledged available for sale mortgage-related securities and other securities with carrying values of $917.2 million and $346.0 million, respectively. At December 31, 2016, the Company had pledged mortgage-related securities and other securities held to maturity with carrying values of $1.6 billion and $346.7 million, respectively. In addition, the Company had $30.1 billion and $29.4 billion of loans pledged to the FHLB-NY to serve as collateral for its wholesale borrowings at the respective year-ends.

Loan Commitments and Letters of Credit

At December 31, 2017 and 2016, the Company had commitments to originate loans, including unused lines of credit, of $1.9 billion and $2.1 billion, respectively. The majority of the outstanding loan commitments at those dates were expected to close within 90 days. In addition, the Company had commitments to originate letters of credit totaling $339.4 million and $324.3 million at December 31, 2017 and 2016.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit at December 31, 2017:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$377,782
One-to-four family	3,819
Acquisition, development, and construction	239,504

Total mortgage loan commitments	$621,105
Other loan commitments	1,314,170

Total loan commitments	$1,935,275
Commercial, performance stand-by, and financial stand-by letters of credit	339,403

Total commitments	$2,274,678

Lease Commitments

At December 31, 2017, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rents, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices. The remaining projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2018	$29,786
2019	26,425
2020	20,211
2021	16,523
2022 and thereafter	66,555

Total minimum future rentals	$159,500

The rental expense under these leases, which is included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss), amounted to $33.2 million, $32.6 million, and $32.8 million, respectively, in the years ended December 31, 2017, 2016, and 2015. Rental income on Company-owned properties, netted in occupancy and equipment expense, was approximately $9.5 million, $7.1 million, and $3.7 million in the corresponding periods. There was no minimum future rental income under non-cancelable sub-lease agreements at December 31, 2017.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2017:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$19,996	$55,202	$75,198	$267,174
Performance stand-by letters of credit	5,786	—	5,786	5,775
Commercial letters of credit	3,063	209	3,272	66,454

Total letters of credit	$28,845	$55,411	$84,256	$339,403

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

At December 31, 2017, the Company had commitments to purchase GNMA securities of $29.4 million.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There were no changes in the carrying amount of goodwill during the years ended December 31, 2017 or 2016. Goodwill totaled $2.4 billion at each of these dates.

Core Deposit Intangibles

CDI is a measure of the value of checking and savings deposits acquired in a business combination. As previously noted, the Company has recognized CDI stemming from its various business combinations with other banks and thrifts. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding acquired, relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed 10 years. As of December 31, 2017, all CDI was fully amortized. For the year ended December 31, 2017, amortization expenses related to CDI totaled $208,000. The Company evaluates such identifiable intangibles for impairment when an indication of impairment exists. No impairment charges were required to be recorded in 2017, 2016, or 2015. If an impairment loss is determined to exist in the future, the loss will be recorded in “Non-interest expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the period in which such impairment is identified.

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

The Company completed the sale of its mortgage banking business in the third quarter of 2017, and consequently sold substantially all of its mortgage servicing assets. Accordingly, the value of the MSR asset declined to $6.1 million at December 31, 2017, compared to $234.0 million at December 31, 2016. These balances consisted of two classes of MSRs for which the Company separately manages the economic risk: residential MSRs and participation MSRs (i.e., MSRs on loans sold through participations).

Residential MSRs are carried at fair value, and at December 31, 2017 reflected only loans sold through the FHLB’s Mortgage Partnership Finance Program, with changes in fair value recorded as a component of non-interest income in each period. MSRs do not trade in an active open market with readily observable prices. Accordingly, the Company utilizes a third-party valuation specialist to determine the fair value of its MSRs. This specialist determines fair value based on the present value of estimated future net servicing income cash flows, and incorporates assumptions that market participants would use to estimate fair value, including estimates of prepayment speeds, discount rates, default rates, refinance rates, servicing costs, escrow account earnings, contractual servicing fee income, and ancillary income. The specialist and the Company evaluate, and periodically adjust, as necessary, these underlying inputs and assumptions to reflect market conditions and changes in the assumptions that a market participant would consider in valuing MSRs.

The collective amount of contractually specified servicing fees, late fees, and ancillary fees, which is recorded as “Mortgage banking income” in the Consolidated Statements of Operations and Comprehensive Income (Loss), was $1.2 million and $1.3 million, and $941,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

Participation MSRs are initially carried at fair value and are subsequently amortized and carried at the lower of their fair value or amortized amount. The amortization is recorded in proportion to, and over the period of, estimated net servicing income, with impairment of those servicing assets evaluated through an assessment of their fair value via a discounted cash-flow method. The net carrying value is compared to the discounted estimated future net cash flows to determine whether adjustments should be made to carrying values or amortization schedules. Impairment of participation MSRs is recognized through a valuation allowance and a charge to current-period earnings if it is considered to be temporary, or through a direct write-down of the asset and a charge to current-period earnings if it is considered to be other than temporary. The predominant risk characteristics of the underlying loans that are used to stratify the participation MSRs for measurement purposes generally include the (1) loan origination date, (2) loan rate, (3) loan type and size, (4) loan maturity date, and (5) geographic location. Changes in the carrying value of participation MSRs due to amortization or declines in fair value (i.e., impairment), if any, are reported in “Other income” in the period during which such changes occur. In the years ended December 31, 2017 and 2016, there was no impairment related to the Company’s participation MSRs.

The following table presents the changes in the balances of residential MSRs and participation MSRs for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
	2017		2016
(in thousands)	Residential	Participation	Residential	Participation
Carrying value, beginning of year	$228,099	$5,862	$243,389	$4,345
Additions	18,054	710	45,588	3,774
Sales	(208,827)	—	—	—
Increase (decrease) in fair value:
Due to changes in interest rates	(2,096)	—	3,341	—
Due to model assumption changes (1)	—	—	(13,088)	—
Due to loan payoffs	(22,610)	—	(33,425)	—
Due to passage of time and other changes	(9,891)	—	(17,706)	—
Amortization	—	(3,201)	—	(2,257)

Carrying value, end of period	$2,729	$3,371	$228,099	$5,862

(1)	Represents changes in fair value driven by changes to the inputs to the valuation model related to assumed prepayment speeds.

The following table presents the key assumptions used in calculating the fair value of the Company’s residential MSRs at the dates indicated:

	December 31,
	2017	2016
Expected weighted average life	87 months	82 months
Constant prepayment speed	9.81%	8.70%
Discount rate	12.00	10.05
Primary mortgage rate to refinance	4.02	4.11
Cost to service (per loan per year):
Current	$ 70	$ 64
30-59 days or less delinquent	220	214
60-89 days delinquent	370	364
90-119 days delinquent	470	464
120 days or more delinquent	870	864

The increase in the constant prepayment speed was primarily attributable to an increase in the housing price index used by the Company’s third-party valuation specialist, suggesting that homebuyer demand has increased and newly created equity could lead to more refinancing.

Reflecting the sale of the mortgage banking business the total unpaid principal balance of loans serviced for others declined to $3.7 billion at December 31, 2017 from $25.1 billion at December 31, 2016.

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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in thousands)	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of year	$146,429	$146,618
Interest cost	5,616	5,881
Actuarial loss	8,267	611
Annuity payments	(6,485)	(6,473)
Settlements	(2,416)	(208)

Benefit obligation at end of year	$151,411	$146,429

Change in Plan Assets:
Fair value of assets at beginning of year	$220,740	$211,888
Actual return on plan assets	22,297	15,533
Contributions	—	—
Annuity payments	(6,485)	(6,473)
Settlements	(2,416)	(208)

Fair value of assets at end of year	$234,136	$220,740

Funded status (included in “Other assets”)	$82,725	$74,311

Changes recognized in other comprehensive income (loss) for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(8,209)	(9,050)
Net actuarial loss arising during the year	2,260	706

Total recognized in other comprehensive loss for the year (pre-tax)	$(5,949)	$(8,344)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	73,591	79,541

Total accumulated other comprehensive loss (pre-tax)	$73,591	$79,541

In 2018, an estimated $7.2 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2017 was $8.2 million. No prior service cost will be amortized in 2018 and none was amortized in 2017. The discount rates used to determine the benefit obligation at December 31, 2017 and 2016 were 3.4% and 3.9%, respectively.

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

The components of net periodic pension credit were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Components of net periodic pension credit:
Interest cost	$5,616	$5,881	$6,063
Expected return on plan assets	(16,290)	(15,627)	(17,559)
Amortization of net actuarial loss	8,209	9,050	8,208

Net periodic pension credit	$(2,465)	$(696)	$(3,288)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2017	2016	2015
Discount rate	3.9%	4.1%	4.0%
Expected rate of return on plan assets	7.5	7.5	8.0

As of December 31, 2017, Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”) (formerly known as “RSI Retirement Trust”), a private placement investment fund.

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

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2017:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$ 20,959	$ —	$ 20,959	$—
Large-cap growth (2)	21,825	—	21,825	—
Large-cap core (3)	14,512	—	14,512	—
Mid-cap value (4)	4,668	—	4,668	—
Mid-cap growth (5)	4,422	—	4,422	—
Mid-cap core (6)	4,744	—	4,744	—
Small-cap value (7)	3,530	—	3,530	—
Small-cap growth (8)	3,353	—	3,353	—
Small-cap core (9)	6,908	—	6,908	—
International equity (10)	28,113	—	28,113	—
Fixed Income Funds:				—
Fixed Income – U.S. Core (11)	68,928	—	68,928	—
Intermediate duration (12)	23,046	—	23,046	—
Equity Securities:				—
Company common stock	24,865	24,865	—	—
Cash Equivalents:				—
Money market *	4,263	1,063	3,200	—

	$234,136	$25,928	$208,208	$—

*	Includes cash equivalent investments in equity and fixed income strategies.
(1)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(2)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(5)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(6)	This category seeks to track the performance of the S&P Midcap 400 Index.
(7)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(8)	This category consists of a selection of investments based on the Russell 2000 Growth Index.
(9)	This category consists of an index fund designed to track the Russell 2000, along with a fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest US company.
(10)	This category has investments in medium to large non-US companies, including high quality, durable growth companies and companies based in countries with stable economic and political systems. A portion of this category consists of an index fund designed to track the MSC ACWI ex-US Net Dividend Return Index.
(11)	This category currently includes equal investments in three mutual funds, two of which usually hold at least 80% of fund assets in investment grade fixed income securities, seeking to outperform the Barclays US Aggregate Bond Index while maintaining a similar duration to that index. The third fund targets investments of 50% or more in mortgage-backed securities guaranteed by the US government and its agencies.
(12)	This category consists of a mutual fund which invest in a diversified portfolio of high-quality bonds and other fixed income securities, including U.S. Government obligations, mortgage-related and asset backed securities, corporate and municipal bonds, CMOs, and other securities mostly rated A or better.

Current Asset Allocation

The asset allocations for the Retirement Plan as of December 31, 2017 and 2016 were as follows:

	At December 31,
	2017	2016
Equity securities	59%	56%
Debt securities	39	43
Cash equivalents	2	1

Total	100%	100%

Determination of Long-Term Rate of Return

The long-term rate of return on Retirement Plan assets assumption was based on historical returns earned by equities and fixed income securities, and adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of 6% to 9% and 3% to 5%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges. When these overall return expectations are applied to the Retirement Plan’s target allocations, the result is an expected rate of return of 5% to 7%.

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2018.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in thousands)
2018	$7,153
2019	7,301
2020	7,371
2021	7,513
2022	7,565
2023 and thereafter	39,930

Total	$76,833

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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$16,294	$17,280
Service cost	—	5
Interest cost	577	639
Actuarial loss (gain)	517	(673)
Premiums and claims paid	(1,039)	(957)

Benefit obligation at end of year	$16,349	$16,294

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1,039	957
Premiums and claims paid	(1,039)	(957)

Fair value of assets at end of year	$—	$—

Funded status (included in “Other liabilities”)	$(16,349)	$(16,294)

Changes recognized in other comprehensive (loss) income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(274)	(326)
Net actuarial loss (gain) arising during the year	517	(673)

Total recognized in other comprehensive loss for the year (pre-tax)	$492	$(750)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(1,034)	$(1,283)
Actuarial loss, net	5,380	5,137

Total accumulated other comprehensive loss (pre-tax)	$4,346	$3,854

The discount rates used in the preceding table were 3.3% and 3.7%, respectively, at December 31, 2017 and 2016.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2018 are $309,000 and $249,000, respectively.

The following table presents the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Components of Net Periodic Benefit Cost:
Service cost	$—	$5	$4
Interest cost	577	639	700
Amortization of past-service liability	(249)	(249)	(249)
Amortization of net actuarial loss	274	326	383

Net periodic benefit cost	$602	$721	$838

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2017	2016	2015
Discount rate	3.7%	3.8%	4.0%
Current medical trend rate	6.5	6.5	6.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2023	2022	2018

Had the assumed medical trend rate at December 31, 2017 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $736,000, and the aggregate of the benefits earned and the interest components of 2017 net post-retirement benefit cost would each have increased by $28,000. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2017 would have declined by $623,000, and the aggregate of the benefits earned and the interest components of 2017 net post-retirement benefit cost would each have declined by $24,000.

Expected Contributions

The Company expects to contribute $1.3 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2018.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2018	$1,328
2019	1,288
2020	1,252
2021	1,213
2022	1,167
2023 and thereafter	5,171

Total	$11,419

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

In 2017, 2016, and 2015, the Company allocated 695,675, 617,031, and 552,829 shares, respectively, to participants in the ESOP. For the years ended December 31, 2017, 2016, and 2015, the Company recorded ESOP-related compensation expense of $9.2 million, $9.8 million, and $9.2 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Community Bank established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,819,985 and 1,729,319 shares, respectively, at December 31, 2017 and 2016, including shares purchased through dividend reinvestment. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition.

Stock Incentive and Stock Option Plans

At December 31, 2017, the Company had a total of 7,135,071 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan ( “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,956,249 shares of restricted stock, with an average fair value of $15.16 per share on the date of grant, during the twelve months ended December 31, 2017. During 2016 and 2015, the Company granted 2,805,652 shares and 2,352,641 shares, respectively, of restricted stock, which had average fair values of $15.21 and $15.83 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2017, 2016, and 2015 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $36.0 million, $32.7 million, and $30.2 million, respectively, for the years ended December 31, 2017, 2016, and 2015.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2017:

	For the Year Ended December 31, 2017
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,930,306	15.37
Granted	2,956,249	15.16
Vested	(3,867,828)	15.19
Cancelled	(444,560)	15.55

Unvested at end of year	5,574,167	15.38

As of December 31, 2017, unrecognized compensation cost relating to unvested restricted stock totaled $78.7 million. This amount will be recognized over a remaining weighted average period of 3.1 years.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2017 and 2016, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$2,068,842	$—	$—	$2,068,842
GES CMOs		549,904			549,904

Total mortgage-related securities	$—	$2,618,746	$—	$—	$2,618,746

Other Securities Available for Sale:
U. S. Treasury Obligations	$199,898	$—	$—	$—	$199,898
GSE debentures	—	473,258	—	—	473,258
Corporate bonds	—	90,775	—	—	90,775

Municipal bonds	—	70,120	—	—	70,120
Capital trust notes	—	46,096	—	—	46,096
Preferred stock	15,434	—	—	—	15,434
Mutual funds and common stock	—	17,100	—	—	17,100

Total other securities	$215,332	$697,349	$—	$—	$912,681

Total securities available for sale	$215,332	$3,316,095	$—	$—	$3,531,427

Other Assets:
Loans held for sale	$—	$35,258	$—	$—	$35,258
Mortgage servicing rights	—	—	2,729	—	2,729

The Company had no liabilities that were measured at fair value on a recurring basis at December 31, 2017.

	Fair Value Measurements at December 31, 2016
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$7,326	$—	$—	$7,326

Total mortgage-related securities	$—	$7,326	$—	$—	$7,326

Other Securities Available for Sale:
Municipal bonds	$—	$631	$—	$—	$631
Capital trust notes	—	7,243	—	—	7,243
Preferred stock	42,724	29,260	—	—	71,984
Mutual funds and common stock	—	17,097	—	—	17,097

Total other securities	$42,724	$54,231	$—	$—	$96,955

Total securities available for sale	$42,724	$61,557	$—	$—	$104,281

Other Assets:
Loans held for sale	$—	$409,152	$—	$—	$409,152
Mortgage servicing rights	—	—	228,099	—	228,099
Interest rate lock commitments	—	—	982	—	982
Derivative assets-other (2)	2,611	16,829	—	(17,861)	1,579
Liabilities:
Derivative liabilities	$(6,009)	$(17,719)	$—	$16,588	$(7,140)

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. These loans held for sale consist of one-to-four family mortgage loans, none of which was 90 days or more past due at December 31, 2017. Prior to the sale of the mortgage banking business, management believed that the mortgage banking business operated on a short-term cycle. Therefore, in order to reflect the most relevant valuations for the key components of this business, and to reduce timing differences in amounts recognized in earnings, the Company has elected to record loans held for sale at fair value to match the recognition of IRLCs, MSRs, and derivatives, all of which are recorded at fair value in earnings. Fair value was based on independent quoted market prices of mortgage-backed securities comprised of loans with similar features to those of the Company’s loans held for sale, where available, and adjusted as necessary for such items as servicing value, guaranty fee premiums, and credit spread adjustments.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	December 31, 2017			December 31, 2016
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$35,258	$34,563	$695	$409,152	$408,928	$224

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for loans held for sale and MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Twelve Months Ended December 31,
(in thousands)	2017	2016	2015
Loans held for sale	$899	$(5,616)	$(472)
Mortgage servicing rights	(20,076)	(27,453)	(5,610)

Total (loss) gain	$(19,177)	$(33,069)	$(6,082)

(1)	Does not include the effect of hedging activities, which is included in “Other non-interest income.”

The Company has determined that there is no instrument-specific credit risk related to its loans held for sale, due to the short duration of such assets.

Changes in Level 3 Fair Value Measurements

The following tables present, for the twelve months ended December 31, 2017 and 2016, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2017	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2017
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$228,099	$(20,076)	$—	$18,054	$(223,348)	$—	$2,729	$(222)
Interest rate lock commitments	982	(982)	—	—	—	—	—	—

(in thousands)	Fair Value January 1, 2016	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Dec. 31, 2016	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2016
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$243,389	$(27,453)	$—	$45,588	$(33,425)	$—	$228,099	$(27,453)
Interest rate lock commitments	2,526	(1,544)	—	—	—	—	982	982

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the twelve months ended December 31, 2017 or 2016.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Dec. 31, 2017	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$2,729	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	9.81%
			Weighted Average Discount Rate	12.00

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2017 and 2016, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2017 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$45,837	$45,837
Other assets (2)	—	—	4,357	4,357

Total	$—	$—	$50,194	$50,194

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$15,635	$15,635
Other assets (2)	—	—	5,684	5,684

Total	$—	$—	$21,319	$21,319

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of OREO, based on the appraised value of the collateral subsequent to its initial classification as OREO.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2017 and 2016:

	December 31, 2017
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,528,169	$2,528,169	$2,528,169		$—		$—
FHLB stock (1)	603,819	603,819	—		603,819		—
Loans, net	38,265,183	38,254,538	—		—		38,254,538
Financial Liabilities:
Deposits	$29,102,163	$29,044,852	$20,458,517	(2)	$8,586,335	(3)	$—
Borrowed funds	12,913,679	12,780,653	—		12,780,653		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2016
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$557,850	$557,850	$557,850		$—		$—
Securities held to maturity	3,712,776	3,813,959	200,220		3,613,739		—
FHLB stock (1)	590,934	590,934	—		590,934		—
Loans, net	39,308,016	39,416,469	—		—		39,416,469
Financial Liabilities:
Deposits	$28,887,903	$28,888,064	$21,310,733	(2)	$7,577,331	(3)	$—
Borrowed funds	13,673,379	13,633,943	—		13,633,943		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2017 and 2016.

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

The Company had no derivative financial instruments as of December 31, 2017, due to the sale of the mortgage banking business.

During 2016 and until December 2017, the Company’s derivative financial instruments consisted of financial forward and futures contracts, interest rate swaps, IRLCs, and options. These derivatives related to mortgage banking operations, residential MSRs, and other risk management activities, and sought to mitigate or reduce the Company’s exposure to losses from adverse changes in interest rates. These activities varied in scope based on the level and volatility of interest rates, other changing market conditions, and the types of assets held.

In accordance with the applicable accounting guidance, the Company took into account the impact of collateral and master netting agreements that allowed it to settle all derivative contracts held with a single counterparty on a net basis, and to offset the net derivative position with the related collateral when recognizing derivative assets and liabilities. As a result, the Company’s Statements of Financial Condition could reflect derivative contracts with negative fair values that were included in derivative assets, and contracts with positive fair values that were included in derivative liabilities.

Changes in the fair value of these derivatives were reflected in current-period earnings. None of these derivatives were designated as hedges for accounting purposes.

The Company used various financial instruments, including derivatives, in connection with its prior strategies to reduce pricing risk resulting from changes in interest rates. Derivative instruments included IRLCs entered into with borrowers or correspondents/brokers to acquire agency conforming fixed and adjustable rate residential mortgage loans that were held for sale, as well as Treasury options and Eurodollar futures.

The Company entered into forward contracts to sell fixed rate mortgage-backed securities to protect against changes in the prices of agency conforming fixed rate loans held for sale. Forward contracts were entered into with securities dealers in an amount related to the portion of IRLCs that was expected to close. The value of these forward sales contracts moved inversely with the value of the loans in response to changes in interest rates.

To manage the price risk associated with fixed-rate non-conforming mortgage loans, the Company generally entered into forward contracts on mortgage-backed securities or forward commitments to sell loans to approved investors. Short positions in Eurodollar futures contracts were used to manage price risk on adjustable rate mortgage loans held for sale.

The Company used interest rate swaps to hedge the fair value of its residential MSRs. The Company also purchased put and call options to manage the risk associated with variations in the amount of IRLCs that ultimately closed.

In addition, the Company mitigated a portion of the risk associated with changes in the value of MSRs. The general strategy for mitigating this risk was to purchase derivative instruments, the value of which changed in the opposite direction of interest rates, thus partially offsetting changes in the value of our servicing assets, which tended to move in the same direction as interest rates. Accordingly, the Company purchased Eurodollar futures and call options on Treasury securities, and entered into forward contracts to purchase mortgage-backed securities.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income
	For the Twelve Months Ended December 31,
(in thousands)	2017	2016	2015
Treasury options	$(262)	$(2,795)	$(8,222)
Treasury and Eurodollar futures	55	165	501
Interest rate swaps	3,068	(4,561)	—
Forward commitments to buy/sell loans/mortgage-backed securities	(8,815)	(4,963)	5,752

Total (loss) gain	$(5,954)	$(12,154)	$(1,969)

The Company had in place an enforceable master netting arrangement with every counterparty. All master netting arrangements included rights to offset associated with the Company’s recognized derivative assets, derivative liabilities, and cash collateral received and pledged. Accordingly, the Company, where appropriate, offset all derivative asset and liability positions with the cash collateral received and pledged.

The following table presents the effect of the master netting arrangements on the presentation of the derivative assets in the Consolidated Statements of Condition as of December 31, 2016:

	December 31, 2016
(in thousands)	Gross Amount of Recognized Assets (1)	Gross Amount Offset in the Statement of Condition	Net Amount of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Consolidated Statement of Condition		Net Amount
				Financial Instruments	Cash Collateral Received
Derivatives	$20,422	$17,861	$2,561	$—	$—	$2,561

(1)	Included $1.9 million to purchase Treasury options.

The following table presents the effect the master netting arrangements had on the presentation of the derivative liabilities in the Consolidated Statements of Condition as of December 31, 2016:

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

The Company is required to receive a non-objection from the FRB to pay cash dividends on its outstanding common and preferred stock. The Company received non-objections from the FRB for each of the four quarterly cash dividends and the three preferred stock dividends it paid during the year. The FRB has advised the Company to continue the exchange of written documentation to obtain their non-objection to the declaration of dividends.

Various legal restrictions limit the extent to which the Company’s subsidiary banks can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary banks would require the approval of the Superintendent of the NYSDFS if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2017, dividends of $336.0 million were paid by the Banks to the Parent Company; at December 31, 2017, the Banks could have paid additional dividends of $379.5 million to the Parent Company without regulatory approval.

NOTE 17: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (parent company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2017	2016
ASSETS:
Cash and cash equivalents	$90,536	$63,727
Securities available for sale	—	2,002
Investments in subsidiaries	7,050,139	6,426,276
Receivables from subsidiaries	4,750	7,839
Other assets	23,980	34,102

Total assets	$7,169,405	$6,533,946

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$359,179	$358,879
Other liabilities	14,850	51,076

Total liabilities	374,029	409,955

Stockholders’ equity	6,795,376	6,123,991

Total liabilities and stockholders’ equity	$7,169,405	$6,533,946

Condensed Statements of Income (Loss)

	Years Ended December 31,
(in thousands)	2017	2016	2015
Interest income	$943	$527	$1,027
Dividends received from subsidiaries	336,000	330,000	345,000
Other income	1,700	679	527

Gross income	338,643	331,206	346,554
Operating expenses	54,333	49,157	48,255

Income before income tax benefit and equity in underdistributed (overdistributed) earnings of subsidiaries	284,310	282,049	298,299
Income tax benefit	19,575	19,592	20,720

Income before equity in underdistributed (overdistributed) earnings of subsidiaries	303,885	301,641	319,019
Equity in underdistributed (overdistributed) earnings of subsidiaries	162,316	193,760	(366,175)

Net income (loss)	$466,201	$495,401	$(47,156)

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$466,201	$495,401	$(47,156)
Change in other assets	10,122	316	(2,253)
Change in other liabilities	(36,226)	(2,252)	22,236
Other, net	36,330	33,333	32,955
Equity in (underdistributed) overdistributed earnings of subsidiaries	(162,316)	(193,760)	366,175

Net cash provided by operating activities	$314,110	$333,038	$371,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	$2,000	$—	$—
Change in receivable from subsidiaries, net	3,089	(204)	224
Investment in subsidiaries	(420,000)	—	(560,000)

Net cash used in investing activities	(414,911)	$(204)	$(559,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock purchases	$(18,463)	$(8,677)	$(7,020)
Cash dividends paid on common and preferred stock	(356,768)	(330,810)	(453,981)
Proceeds from issuance of preferred stock	502,840	—	—
Proceeds from follow-on common stock offering, net	—	—	629,682

Net cash provided by (used in) financing activities	$127,609	$(339,487)	$168,681

Net increase (decrease) in cash and cash equivalents	26,809	(6,653)	(19,138)
Cash and cash equivalents at beginning of year	63,727	70,380	89,518

Cash and cash equivalents at end of year	$90,536	$63,727	$70,380

NOTE 18: CAPITAL

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Banks.

The following tables present the regulatory capital ratios for the Company at December 31, 2017 and 2016, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,869,129	11.36%	$4,371,969	12.84%	$4,877,208	14.32%	$4,371,969	9.58%
Minimum for capital adequacy purposes	1,532,448	4.50	2,043,265	6.00	2,724,353	8.00	1,826,141	4.00

Excess	$2,336,681	6.86%	$2,328,704	6.84%	$2,152,855	6.32%	$2,545,828	5.58%

	Risk-Based Capital
At December 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,748,231	10.62%	$3,748,231	10.62%	$4,277,759	12.12%	$3,748,231	8.00%
Minimum for capital adequacy purposes	1,588,699	4.50	2,118,266	6.00	2,824,355	8.00	1,875,062	4.00

Excess	$2,159,532	6.12%	$1,629,965	4.62%	$1,453,404	4.12%	$1,873,169	4.00%

In accordance with Basel III, the inclusion of trust preferred securities as tier 1 capital was phased out completely in 2016.

In addition, Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At December 31, 2017, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 632 basis points and the fully phased-in capital conservation buffer by 382 basis points.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2017, the Banks exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2017, the Company, the Community Bank, and the Commercial Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 risk-based capital ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%. In the opinion of management, no conditions or events have transpired since December 31, 2017 to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Community Bank at December 31, 2017 and 2016 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

	Risk-Based Capital
At December 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,253,233	13.43%	$4,253,233	13.43%	$4,387,620	13.86%	$4,253,233	10.06%
Minimum for capital adequacy purposes	1,424,795	4.50	1,899,727	6.00	2,532,969	8.00	1,691,041	4.00

Excess	$2,828,438	8.93%	$2,353,506	7.43%	$1,854,651	5.86%	$2,562,192	6.06%

	Risk-Based Capital
At December 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,686,510	11.23%	$3,686,510	11.23%	$3,843,382	11.71%	$3,686,510	8.45%
Minimum for capital adequacy purposes	1,477,056	4.50	1,969,408	6.00	2,625,877	8.00	1,744,601	4.00

Excess	$2,209,454	6.73%	$1,717,102	5.23%	$1,217,505	3.71%	$1,941,909	4.45%

The following tables present the actual capital amounts and ratios for the Commercial Bank at December 31, 2017 and 2016 in comparison to the minimum amounts and ratios required for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$380,194	15.95%	$380,194	15.95%	$404,643	16.97%	$380,194	11.37%
Minimum for capital adequacy purposes	107,285	4.50	143,047	6.00	190,729	8.00	133,801	4.00

Excess	$272,909	11.45%	$237,147	9.95%	$213,914	8.97%	$246,393	7.37%

	Risk-Based Capital
At December 31, 2016	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$370,707	14.14%	$370,707	14.14%	$397,259	15.15%	$370,707	10.53%
Minimum for capital adequacy purposes	117,973	4.50	157,297	6.00	209,729	8.00	140,813	4.00

Excess	$252,734	9.64%	$213,410	8.14%	$187,530	7.15%	$229,894	6.53%

On March 17, 2017, the Company issued 20,600,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends will accrue on the depositary shares at a fixed rate equal to 6.375% per annum until March 17, 2027, and a floating rate equal to Three-month LIBOR plus 382.1 basis points per annum beginning on March 17, 2027. Dividends will be payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017.

NOTE 19: SEGMENT REPORTING

Reflecting the sale of the Company’s mortgage banking business, the Residential Mortgage Banking segment will no longer be reportable. The information presented below represents activity in the Residential Mortgage Banking segment through September 30, 2017.

The Company’s operations were divided into two reportable business segments: Banking Operations and Residential Mortgage Banking. These operating segments have been identified based on the Company’s organizational structure. The segments required unique technology and marketing strategies, and offer different products and services. While the Company is managed as an integrated organization, individual executive managers were held accountable for the operations of these business segments.

The Company measures and presents information for internal reporting purposes in a variety of ways. The internal reporting system presently used by management in the planning and measurement of operating activities, and to which most managers are held accountable, is based on organizational structure.

The management accounting process used various estimates and allocated methodologies to measure the performance of the operating segments. To determine financial performance for each segment, the Company allocated capital, funding charges and credits, certain non-interest expenses, and income tax provisions to each segment, as applicable. Allocation methodologies were subject to periodic adjustment as the internal management accounting system was revised and/or as business or product lines within the segments change. In addition, because the development and application of these methodologies was a dynamic process, the financial results presented may be periodically revised.

The Company allocated expenses to the reportable segments based on various factors, including the volume and number of loans produced and the number of full-time equivalent employees. Income taxes were allocated to the various segments based on taxable income and statutory rates applicable to the segment.

Banking Operations Segment

The Banking Operations segment serves consumers and businesses by offering and servicing a variety of loan and deposit products and other financial services.

Residential Mortgage Banking Segment

The Residential Mortgage Banking segment originated, aggregated, sold, and serviced one-to-four family mortgage loans. Mortgage loan products consisted primarily of agency-conforming, fixed and adjustable rate loans and, to a lesser extent, jumbo loans, for the purpose of purchasing or refinancing one-to-four family homes. The Residential Mortgage Banking segment earned interest on loans held in the warehouse and non-interest income from the origination and servicing of loans. It also recognized gains or losses on the sale of such loans.

The following tables provide a summary of the Company’s segment results for the years ended December 31, 2017, 2016, and 2015 on an internally managed accounting basis:

	For the Twelve Months Ended December 31, 2017
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,121,460	$8,543	$1,130,003
Provision for loan losses	37,242	—	37,242
Non-Interest Income:
Third party(1)	188,564	20,957	209,521
Gain on sale of mortgage banking operation	—	7,359	7,359
Inter-segment	(10,222)	10,222	—

Total non-interest income	178,342	38,538	216,880

Non-interest expense(2)	594,394	47,032	641,426

Income before income tax expense	668,166	49	668,215
Income tax expense	201,994	20	202,014

Net income	$466,172	$29	$466,201

Identifiable segment assets (period-end)	$49,124,195	$—	$49,124,195

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Twelve Months Ended December 31, 2016
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$1,272,423	$14,959	$1,287,382
Provision for loan losses	4,180	—	4,180
Non-Interest Income:
Third party(1)	116,200	29,372	145,572
Inter-segment	(17,645)	17,645	—

Total non-interest income	98,555	47,017	145,572

Non-interest expense(2)	584,894	66,752	651,646

Income (loss) before income tax expense (benefit)	781,904	(4,776)	777,128
Income tax expense (benefit)	283,656	(1,929)	281,727

Net income (loss)	$498,248	$(2,847)	$495,401

Identifiable segment assets (period-end)	$48,195,581	$730,974	$48,926,555

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

	For the Twelve Months Ended December 31, 2015
(in thousands)	Banking Operations	Residential Mortgage Banking	Total Company
Net interest income	$393,074	$15,001	$408,075
Recoveries of loan losses	(15,004)	—	(15,004)
Non-Interest Income:
Third party(1)	154,847	55,916	210,763
Inter-segment	(15,359)	15,359	—

Total non-interest income	139,488	71,275	210,763

Non-interest expense(2)	700,469	65,386	765,855

(Loss) income before income tax expense	(152,903)	20,890	(132,013)
Income tax (benefit) expense	(93,297)	8,440	(84,857)

Net (loss) income	$(59,606)	$12,450	$(47,156)

Identifiable segment assets (period-end)	$49,619,931	$697,865	$50,317,796

(1)	Includes ancillary fee income.
(2)	Includes both direct and indirect expenses.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1993.

New York, New York

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited New York Community Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

New York, New York

March 1, 2018

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2017 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2018 (hereafter referred to as our “2018 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2018 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	7,135,071
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	7,135,071

Information relating to the security ownership of certain beneficial owners and management appears in our 2018 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, appears in our 2018 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services appears in our 2018 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2017 and 2016;

•	Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2017;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2017;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2017; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (4)

3.5	Amended and Restated Bylaws(5)

4.1	Specimen Stock Certificate (6)

4.2	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (7)

4.3	Form of certificate representing the Series A Preferred Stock (7)

4.4	Form of depositary receipt representing the Depositary Shares (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto* (8)

10.2	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)* (9)

10.3(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers* (10)

10.4(P)	Form of Queens County Savings Bank Employee Severance Compensation Plan* (10)

10.5(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan* (10)

10.6(P)	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust* (10)

10.7(P)	Incentive Savings Plan of Queens County Savings Bank* (11)

10.8(P)	Retirement Plan of Queens County Savings Bank* (10)

10.9(P)	Supplemental Benefit Plan of Queens County Savings Bank* (12)

10.10(P)	Excess Retirement Benefits Plan of Queens County Savings Bank* (10)

10.11(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan* (10)

10.12	New York Community Bancorp, Inc. Management Incentive Compensation Plan* (13)

10.13	New York Community Bancorp, Inc. 2006 Stock Incentive Plan* (13)

10.14	New York Community Bancorp, Inc. 2012 Stock Incentive Plan* (14)

10.15	Underwriting Agreement, dated March 10, 2017, by and among the Registrant and Goldman Sachs & Co., Credit Suisse Securities (USA) LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters listed therein (15)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements)

12.0	Statement Re: Ratio of Earnings to Fixed Charges (attached hereto)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated March 1, 2018 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Management plan or compensation plan arrangement.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(4)	Incorporated herein by reference to 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565)
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017 (File No. 1-31565)
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-k filed with the Securities and Exchange Commission on March 9, 2006

(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(10)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(14)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012
(15)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 16, 2017 (File No. 1-31565)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2018	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	3/1/18	/s/ Thomas R. Cangemi	3/1/18
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	3/1/18
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	3/1/18	/s/ Maureen E. Clancy	3/1/18
Dominick Ciampa		Maureen E. Clancy
Chairman of the Board of Directors		Director

/s/ Hanif W. Dahya	3/1/18	/s/ Leslie D. Dunn	3/1/18
Hanif W. Dahya		Leslie D. Dunn
Director		Director

/s/ Michael J. Levine	3/1/18	/s/ James J. O’Donovan	3/1/18
Michael J. Levine		James J. O’Donovan
Director		Director

/s/ Lawrence Rosano, Jr.	3/1/18	/s/ Ronald A. Rosenfeld	3/1/18
Lawrence Rosano, Jr.		Ronald A. Rosenfeld
Director		Director

/s/ Lawrence J. Savarese	3/1/18	/s/ John M. Tsimbinos	3/1/18
Lawrence J. Savarese		John M. Tsimbinos
Director		Director

/s/ Robert Wann	3/1/18
Robert Wann
Senior Executive Vice President, Chief Operating Officer, and Director