Form 10-Q
period 2018-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2018-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

490,393,912
Number of shares of common stock outstanding at May 1, 2018

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2018

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

COMMERCIAL REAL ESTATE LOAN

A mortgage loan secured by either an income-producing property owned by an investor and leased primarily for commercial purposes or, to a lesser extent, an owner-occupied building used for business purposes. The commercial real estate loans in our portfolio are typically secured by office buildings, retail shopping centers, and light industrial centers with multiple tenants, or mixed-use properties.

COST OF FUNDS

The interest expense associated with interest-bearing liabilities, typically expressed as a ratio of interest expense to the average balance of interest-bearing liabilities for a given period.

COVERED LOANS AND OTHER REAL ESTATE OWNED

Refers to the loans and other real estate owned we acquired in our AmTrust Bank and Desert Hills Bank acquisitions, which are covered by loss sharing agreements with the FDIC. See the definition of Loss Sharing Agreements that appears later in this glossary.

CRE CONCENTRATION RATIO

Refers to the sum of multi-family, non-owner occupied commercial real estate, and acquisition, development, and construction loans divided by total risk-based capital.

DEBT SERVICE COVERAGE RATIO

An indication of a borrower’s ability to repay a loan, the debt service coverage ratio generally measures the cash flows available to a borrower over the course of a year as a percentage of the annual interest and principal payments owed during that time.

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

GOVERNMENT-SPONSORED ENTERPRISES

Refers to a group of financial services corporations that were created by the United States Congress to enhance the availability, and reduce the cost, of credit to certain targeted borrowing sectors, including home finance. The GSEs include, but are not limited to, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the Federal Home Loan Banks.

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

MORTGAGE BANKING INCOME

Refers to the income generated through our mortgage banking business, which is recorded in non-interest income. Mortgage banking income has two components: income generated from the origination of one-to-four family loans for sale (income from originations) and income generated by servicing such loans (servicing income).

MORTGAGE SERVICING RIGHTS

The right to service mortgage loans for others is recognized as an asset, and recorded at fair value, when our loans are sold or securitized, servicing retained.

MULTI-FAMILY LOAN

A mortgage loan secured by a rental or cooperative apartment building with more than four units.

NET INTEREST INCOME

The difference between the interest income generated by loans, securities and money market instruments, and the interest expense produced by deposits and borrowed funds.

NET INTEREST MARGIN

Measures net interest income as a percentage of average interest-earning assets.

NON-ACCRUAL LOAN

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. A loan generally is returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

NON-COVERED LOANS AND OREO

Refers to all of the loans and OREO in our portfolio that are not covered by our loss sharing agreements with the FDIC.

NON-PERFORMING LOANS AND ASSETS

Non-performing loans consist of non-accrual loans and loans that are 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans and OREO.

OREO AND OTHER REPOSSESSED ASSETS

Includes assets owned by the Company which are acquired either through foreclosure or default.

RENT-REGULATED APARTMENTS

In New York City, where the vast majority of the properties securing our multi-family loans are located, the amount of rent that tenants may be charged on the apartments in certain buildings is restricted under certain rent-control and rent-stabilization laws. Rent-control laws apply to apartments in buildings that were constructed prior to February 1947. An apartment is said to be rent-controlled if the tenant has been living continuously in the apartment for a period of time beginning prior to July 1971. When a rent-controlled apartment is vacated, it typically becomes rent-stabilized. Rent-stabilized apartments are generally located in buildings with six or more units that were built between February 1947 and January 1974. Rent-controlled and -stabilized (together, rent-regulated) apartments tend to be more affordable to live in because of the applicable regulations, and buildings with a preponderance of such rent-regulated apartments are therefore less likely to experience vacancies in times of economic adversity.

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

SYSTEMICALLY IMPORTANT FINANCIAL INSTITUTION

A bank holding company with total consolidated assets that average more than $50 billion over the four most recent quarters is designated a “Systemically Important Financial Institution” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

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

LIST OF ABBREVIATIONS AND ACRONYMS

ADC - Acquisition, development, and construction loan	FHLB - Federal Home Loan Bank

ALCO - Asset and Liability Management Committee	FHLB-NY - Federal Home Loan Bank of New York

AMT - Alternative minimum tax	FOMC - Federal Open Market Committee

AmTrust - AmTrust Bank	FRB - Federal Reserve Board

AOCL - Accumulated other comprehensive loss	FRB-NY - Federal Reserve Bank of New York

ASC - Accounting Standards Codification	Freddie Mac - Federal Home Loan Mortgage Corporation

ASU - Accounting Standards Update	FTEs - Full-time equivalent employees

BOLI - Bank-owned life insurance	GAAP - U.S. generally accepted accounting principles

BP - Basis point(s)	GNMA - Government National Mortgage Association

C&I - Commercial and industrial loan	GSEs - Government-sponsored enterprises

CCAR - Comprehensive Capital Analysis and Review	HQLAs - High-quality liquid assets

IRLCs - Interest rate lock commitments

CDs - Certificates of deposit	LCR - Liquidity coverage ratio

CFPB - Consumer Financial Protection Bureau	LSA - Loss Share Agreements

CMOs - Collateralized mortgage obligations	LTV - Loan-to-value ratio

CMT - Constant maturity treasury rate	MBS – Mortgage-backed securities

CPI - Consumer Price Index	MSRs - Mortgage servicing rights

CPR - Constant prepayment rate	NIM - Net interest margin

CRA - Community Reinvestment Act	NOL - Net operating loss

CRE - Commercial real estate loan	NPAs - Non-performing assets

NPLs - Non-performing loans

Desert Hills - Desert Hills Bank	NPV - Net Portfolio Value

DIF - Deposit Insurance Fund	NYSDFS - New York State Department of Financial Services

Dodd-Frank Act - Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSE - New York Stock Exchange

DSCR - Debt service coverage ratio	OCC - Office of the Comptroller of the Currency

EPS - Earnings per common share	OFAC - Office of Foreign Assets Control

ERM - Enterprise Risk Management	OREO - Other real estate owned

ESOP - Employee Stock Ownership Plan	OTTI - Other-than-temporary impairment

Fannie Mae - Federal National Mortgage Association	PCI - Purchased credit-impaired loans

FASB - Financial Accounting Standards Board	SEC - U.S. Securities and Exchange Commission

FDI Act - Federal Deposit Insurance Act	SIFI - Systemically Important Financial Institution

FDIC - Federal Deposit Insurance Corporation	TDRs - Troubled debt restructurings

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets:
Cash and cash equivalents	$2,680,772	$2,528,169
Securities:
Available-for-sale ($1,232,077 and $1,263,227 pledged, respectively)	3,391,952	3,531,427
Equity investments with readily determinable fair values, at fair value	32,069	—

Total securities	3,424,021	3,531,427

Loans held for sale	31,402	35,258
Loans held for investment, net of deferred loan fees and costs	38,889,423	38,387,971
Less: Allowance for loan losses	(161,140)	(158,046)

Loans held for investment, net	38,728,283	38,229,925

Total loans, net	38,759,685	38,265,183
Federal Home Loan Bank stock, at cost	622,989	603,819
Premises and equipment, net	364,312	368,655
Goodwill	2,436,131	2,436,131
Mortgage servicing rights ($2,575 and $2,729 measured at fair value, respectively)	5,187	6,100
Bank-owned life insurance	965,655	967,173
Other real estate owned and other repossessed assets	15,458	16,400
Other assets	380,664	401,138

Total assets	$49,654,874	$49,124,195

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$12,633,937	$12,936,301
Savings accounts	5,019,698	5,210,001
Certificates of deposit	9,063,320	8,643,646
Non-interest-bearing accounts	2,518,479	2,312,215

Total deposits	29,235,434	29,102,163

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	12,534,500	12,104,500
Repurchase agreements	450,000	450,000

Total wholesale borrowings	12,984,500	12,554,500
Junior subordinated debentures	359,259	359,179

Total borrowed funds	13,343,759	12,913,679
Other liabilities	294,964	312,977

Total liabilities	42,874,157	42,328,819

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 489,072,101 shares issued; and 490,379,532 and 488,490,352 shares outstanding, respectively)	4,904	4,891
Paid-in capital in excess of par	6,073,755	6,072,559
Retained earnings	255,777	237,868
Treasury stock, at cost (59,538 and 581,749 shares, respectively)	(777)	(7,615)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $(3,354) and $(27,961), respectively	8,050	39,188
Net unrealized loss on the non-credit portion of OTTI losses on securities, net of tax of $2,517 and $3,338, respectively	(6,042)	(5,221)
Net unrealized loss on pension and post-retirement obligations, net of tax of $21,604 and $32,121, respectively	(57,790)	(49,134)

Total accumulated other comprehensive loss, net of tax	(55,782)	(15,167)

Total stockholders’ equity	6,780,717	6,795,376

Total liabilities and stockholders’ equity	$49,654,874	$49,124,195

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Interest Income:
Mortgage and other loans	$355,917	$358,402
Securities and money market investments	48,408	40,717

Total interest income	404,325	399,119

Interest Expense:
Interest-bearing checking and money market accounts	34,369	19,709
Savings accounts	7,221	6,810
Certificates of deposit	30,515	22,131
Borrowed funds	61,922	55,552

Total interest expense	134,027	104,202

Net interest income	270,298	294,917
Provision for losses on non-covered loans	9,571	1,787
Recovery of losses on covered loans	—	(5,795)

Net interest income after provision for (recovery of) loan losses	260,727	298,925

Non-Interest Income:
Fee income	7,327	7,860
Bank-owned life insurance	6,804	6,337
Mortgage banking income	—	9,764
Net (loss) gain on securities	(466)	1,979
FDIC indemnification expense	—	(4,636)
Other	9,192	10,868

Total non-interest income	22,857	32,172

Non-Interest Expense:
Operating expenses:
Compensation and benefits	83,975	96,206
Occupancy and equipment	24,884	25,059
General and administrative	30,248	45,524

Total operating expenses	139,107	166,789
Amortization of core deposit intangibles	—	154

Total non-interest expense	139,107	166,943

Income before income taxes	144,477	164,154
Income tax expense	37,925	60,197

Net income	$106,552	$103,957
Preferred stock dividends	8,207	—

Net income available to common shareholders	$98,345	$103,957

Basic earnings per common share	$0.20	$0.21

Diluted earnings per common share	$0.20	$0.21

Net income	$106,552	$103,957
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $24,607 and $(353), respectively	(31,138)	495
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $(821) and $(13), respectively	(821)	19
Change in pension and post-retirement obligations, net of tax of $(10,517) and $(872), respectively	(8,656)	1,218
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $770	—	(1,078)

Total other comprehensive (loss) income, net of tax	(40,615)	654

Total comprehensive income, net of tax	$65,937	$104,611

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Three Months Ended March 31, 2018
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$502,840
Issuance of preferred stock (515,000 shares)	—

Balance at end of period	502,840

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,891
Shares issued for restricted stock awards (1,366,969 shares)	13

Balance at end of period	4,904

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,072,559
Shares issued for restricted stock awards, net of forfeitures	(8,566)
Compensation expense related to restricted stock awards	9,762

Balance at end of period	6,073,755

Retained Earnings:
Balance at beginning of year	237,868
Net income	106,552
Dividends paid on common stock ($0.17 per share)	(83,242)
Dividends paid on preferred stock ($15.94 per share)	(8,207)
Effect of adopting ASU No. 2016-01	260
Effect of adopting ASU No. 2018-02	2,546

Balance at end of period	255,777

Treasury Stock:
Balance at beginning of year	(7,615)
Purchase of common stock (126,483 shares)	(1,715)
Shares issued for restricted stock awards (648,694 shares)	8,553

Balance at end of period	(777)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(15,167)
Other comprehensive income, net of tax	(40,615)

Balance at end of period	(55,782)

Total stockholders’ equity	$6,780,717

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$106,552	$103,957
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,571	(4,008)
Depreciation	8,382	8,043
Amortization of discounts and premiums, net	(2,044)	(1,216)
Amortization of core deposit intangibles	—	154
Net gain on sales of securities	—	(1,979)
Gain on trading securities activity	(172)	—
Net gain on sales of loans	(37)	(4,709)
Stock-based compensation	9,762	8,732
Deferred tax expense	3,175	23,693
Changes in operating assets and liabilities:
Decrease in other assets	18,868	61,391
Decrease in other liabilities	(5,960)	(26,138)
Purchases of securities held for trading	(110,000)	—
Proceeds from sales of securities held for trading	110,172	—
Origination of loans held for sale	—	(560,186)
Proceeds from sales of loans originated for sale	—	762,365

Net cash provided by operating activities	148,269	370,099

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	—	85,024
Proceeds from repayment of securities available for sale	346,614	33
Proceeds from sales of securities available for sale	—	139,002
Purchase of securities held to maturity	—	(13,030)
Purchase of securities available for sale	(292,927)	(84,000)
Redemption of Federal Home Loan Bank stock	12,330	34,641
Purchases of Federal Home Loan Bank stock	(31,500)	(21,651)
Proceeds from bank-owned life insurance	7,785	—
Proceeds from sales of loans	31,528	214,596
Other changes in loans, net	(535,564)	(73,257)
Purchase of premises and equipment, net	(4,039)	(13,671)

Net cash (used in) provided by investing activities	(465,773)	267,687

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	133,271	(161,357)
Net increase (decrease) in short-term borrowed funds	—	(460,000)
Proceeds from long-term borrowed funds	1,950,000	—
Repayments of long-term borrowed funds	(1,520,000)	—
Net proceeds from issuance of preferred stock	—	503,116
Cash dividends paid on common stock	(83,242)	(82,967)
Cash dividends paid on preferred stock	(8,207)	—
Payments relating to treasury shares received for restricted stock award tax payments	(1,715)	(10,132)

Net cash provided by (used in) financing activities	470,107	(211,340)

Net increase in cash and cash equivalents	152,603	426,446
Cash and cash equivalents at beginning of period	2,528,169	557,850

Cash and cash equivalents at end of period	$2,680,772	$984,296

Supplemental information:
Cash paid for interest	$131,160	$102,821
Cash paid for income taxes	5,236	1
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$800	$5,911
Transfer of loans from held for investment to held for sale	31,491	214,862
Shares issued for restricted stock awards	8,566	10,311

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

New York Community Bancorp, Inc. (on a stand-alone basis, the Parent Company or, collectively with its subsidiaries, the Company) was organized under Delaware law on July 20, 1993 and is the holding company for New York Community Bank and New York Commercial Bank (hereinafter referred to as the Community Bank and the Commercial Bank, respectively, and collectively as the Banks). For the purpose of these Consolidated Financial Statements, the Community Bank and the Commercial Bank refer not only to the respective banks but also to their respective subsidiaries.

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

The Commercial Bank currently operates 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the Atlantic Bank name.

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to GAAP and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowances for loan losses; the evaluation of goodwill for impairment; and the evaluation of the need for a valuation allowance on the Company’s deferred tax assets.

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 7, Borrowed Funds, for additional information regarding these trusts.

Note 2. Computation of Earnings per Common Share

Basic EPS is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2018	2017
Net income available to common shareholders	$98,345	$103,957
Less: Dividends paid on and earnings allocated to participating securities	(900)	(819)

Earnings applicable to common stock	$97,445	$103,138

Weighted average common shares outstanding	488,140,102	486,511,756

Basic earnings per common share	$0.20	$0.21

Earnings applicable to common stock	$97,445	$103,138

Weighted average common shares outstanding	488,140,102	486,511,756
Potential dilutive common shares	—	—

Total shares for diluted earnings per common share computation	488,140,102	486,511,756

Diluted earnings per common share and common share equivalents	$0.20	$0.21

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Three Months Ended March 31, 2018
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale	$—	Net gain on securities
	—	Income tax expense

	$—	Net gain on sales of securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$62	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(1,871)	Included in the computation of net periodic (credit) expense (2)

	(1,809)	Total before tax
	532	Tax benefit

	$(1,277)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(1,277)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of securities available for sale and equity investments with readily determinable fair values at March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$1,966,476	$20,565	$15,864	$1,971,177
GSE CMOs	537,621	7,425	3,459	541,587

Total mortgage-related securities	$2,504,097	$27,990	$19,323	$2,512,764

Other Securities:
U. S. Treasury obligations	$199,678	$—	$248	$199,430
GSE debentures	478,588	1,213	6,732	473,069
Corporate bonds	79,828	9,890	—	89,718
Municipal bonds	70,117	201	1,711	68,607
Capital trust notes	48,242	6,485	6,363	48,364

Total other securities	$876,453	$17,789	$15,054	$879,188

Total securities available for sale (1)	$3,380,550	$45,779	$34,377	$3,391,952

Equity securities:
Preferred stock	$15,292	$—	$49	$15,243
Mutual funds and common stock (2)	16,874	402	450	16,826

Total equity securities	$32,166	$402	$499	$32,069

Total securities	$3,412,716	$46,181	$34,876	$3,424,021

(1)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At March 31, 2018, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.
(2)	Primarily consists of mutual funds that are CRA-qualified investments.

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,023,677	$46,364	$1,199	$2,068,842
GSE CMOs	536,284	14,446	826	549,904

Total mortgage-related securities	$2,559,961	$60,810	$2,025	$2,618,746

Other Securities:
U. S. Treasury obligations	$199,960	$—	$62	$199,898
GSE debentures	473,879	2,044	2,665	473,258
Corporate bonds	79,702	11,073	—	90,775
Municipal bonds	70,381	540	801	70,120
Capital trust notes	48,230	6,498	8,632	46,096
Preferred stock	15,292	142	—	15,434
Mutual funds and common stock (1)	16,874	487	261	17,100

Total other securities	$904,318	$20,784	$12,421	$912,681

Total securities available for sale (2)	$3,464,279	$81,594	$14,446	$3,531,427

(1)	Primarily consists of mutual funds that are CRA-qualified investments.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.

At March 31, 2018 and December 31, 2017, respectively, the Company had $623.0 million and $603.8 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Gross proceeds	—	$139,002
Gross realized gains	—	1,979

In the following table, the beginning balance represents the credit loss component for debt securities on which OTTI occurred prior to January 1, 2018. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)		For the Three Months Ended March 31, 2018
Beginning credit loss amount as of December 31, 2017		$196,333
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	—
	Amount previously recognized in AOCL	—
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increase in cash flows on debt securities	—

Ending credit loss amount as of March 31, 2018		$196,333

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2018:

	Mortgage- Related Securities	Average Yield	U.S. Treasury and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Securities: (3)
Due within one year	$—	—%	$199,678	1.70%	$149	6.51%	$—	—%	$199,581
Due from one to five years	950,910	3.37	6,950	3.84	292	6.63	48,548	3.74	1,019,714
Due from five to ten years	864,803	3.35	347,888	3.16	—	—	31,280	8.37	1,257,619
Due after ten years	688,384	3.09	123,750	3.23	69,676	2.88	48,242	4.02	915,038

Total securities available for sale	$2,504,097	3.29%	$678,266	2.75%	$70,117	2.90%	$128,070	4.98%	$3,391,952

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds and capital trust notes.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2018:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
GSE certificates	$876,096	$14,756	$19,848	$1,108	$895,944	$15,864
GSE debentures	378,983	6,732	—	—	378,983	6,732
GSE CMOs	199,397	3,459	—	—	199,397	3,459
U. S. Treasury obligations	199,430	248	—	—	199,430	248
Municipal bonds	10,901	469	40,156	1,242	51,057	1,711
Capital trust notes	—	—	37,385	6,363	37,385	6,363
Equity securities	16,676	52	11,359	447	28,035	499

Total temporarily impaired securities	$1,681,483	$25,716	$108,748	$9,160	$1,790,231	$34,876

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2017:

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

At March 31, 2018, the Company had unrealized losses on certain GSE obligations, U.S. Treasury obligations, municipal bonds, capital trust notes, and equity securities. The unrealized losses on the Company’s GSE obligations, U.S. Treasury obligations, municipal bonds, and capital trust notes at March 31, 2018 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at March 31, 2018 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other-than-temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at both March 31, 2018 and December 31, 2017 consisted of six agency mortgage-related securities, five capital trust notes, two municipal bonds, and one mutual fund. At March 31, 2018, the fair value of securities having a continuous loss position for twelve months or more was 7.8% below the collective amortized cost of $117.9 million. At December 31, 2017, the fair value of such securities was 8.5% below the collective amortized cost of $118.2 million. At March 31, 2018 and December 31, 2017, the combined market value of the respective securities represented unrealized losses of $9.2 million and $10.1 million, respectively.

Note 5: Loans

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans Held for Investment:
Mortgage Loans:
Multi-family	$28,656,234	73.74%	$28,074,709	73.19%
Commercial real estate	7,252,889	18.66	7,322,226	19.09
One-to-four family	465,704	1.20	477,228	1.24
Acquisition, development, and construction	441,767	1.14	435,825	1.14

Total mortgage loans held for investment	$36,816,594	94.74	$36,309,988	94.66

Other Loans:
Commercial and industrial	1,377,766	3.55	1,377,964	3.59
Lease financing, net of unearned income of $61,251 and $65,041, respectively	657,264	1.69	662,610	1.73

Total commercial and industrial loans (1)	2,035,030	5.24	2,040,574	5.32
Other	8,230	0.02	8,460	0.02

Total other loans held for investment	2,043,260	5.26	2,049,034	5.34

Total loans held for investment	$38,859,854	100.00%	$38,359,022	100.00%

Net deferred loan origination costs	29,569		28,949
Allowance for losses on non-covered loans	(161,140)		(158,046)

Loans held for investment, net	$38,728,283		$38,229,925

Loans held for sale	31,402		35,258

Total loans, net	$38,759,685		$38,265,183

(1)	Includes specialty finance loans of $1.5 billion at March 31, 2018 and December 31, 2017, and other C&I loans of $522.0 million and $500.8 million, respectively, at March 31, 2018 and December 31, 2017.

Loans

Loans Held for Investment

The majority of the loans the Company originates for investment are multi-family loans, most of which are collateralized by non-luxury apartment buildings in New York City with rent-regulated units and below-market rents. In addition, the Company originates CRE loans, most of which are collateralized by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties that are located in New York City and on Long Island.

To a lesser extent, the Company also originates one-to-four family loans, ADC loans, and C&I loans, for investment. One-to-four family loans held for investment were originated through the Company’s mortgage banking operation and primarily consisted of jumbo prime adjustable rate mortgages made to borrowers with a solid credit history.

ADC loans are primarily originated for multi-family and residential tract projects in New York City and on Long Island. C&I loans consist of asset-based loans, equipment loans and leases, and dealer floor-plan loans (together, specialty finance loans and leases) that generally are made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide; and other C&I loans that primarily are made to small and mid-size businesses in Metro New York. Other C&I loans are typically made for working capital, business expansion, and the purchase of machinery and equipment.

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

Included in non-covered loans held for investment at March 31, 2018 were loans of $56.8 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Loans Held for Sale

At March 31, 2018 the Company had loans held for sale of $31.4 million as compared to $35.3 million at December 31, 2017. At March 31, 2018, loans held for sale consisted of $21.9 million of one-to-four family loans and a $9.5 million CRE loan. At December 31, 2017, all loans held for sale were one-to-four family loans.

Asset Quality

The following table presents information regarding the quality of the Company’s loans held for investment at March 31, 2018:

(in thousands)	Loans 30-89 Days Past Due(1)	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$—	$11,881	$—	$11,881	$28,644,353	$28,656,234
Commercial real estate	3,191	13,611	—	16,802	7,236,087	7,252,889
One-to-four family	397	1,949	—	2,346	463,358	465,704
Acquisition, development, and construction	—	—	—	—	441,767	441,767
Commercial and industrial(1) (2)	6,736	45,941	—	52,677	1,982,353	2,035,030
Other	27	4	—	31	8,199	8,230

Total	$10,351	$73,386	$—	$83,737	$38,776,117	$38,859,854

(1)	Includes $6.7 million and $44.8 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2017:

(in thousands)	Loans 30-89 Days Past Due(1)	Non- Accrual Loans (1)	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,258	$11,078	$—	$12,336	$28,062,373	$28,074,709
Commercial real estate	13,227	6,659	—	19,886	7,302,340	7,322,226
One-to-four family	585	1,966	—	2,551	474,677	477,228
Acquisition, development, and construction	—	6,200	—	6,200	429,625	435,825
Commercial and industrial(1) (2)	2,711	47,768	—	50,479	1,990,095	2,040,574
Other	8	11	—	19	8,441	8,460

Total	$17,789	$73,682	$—	$91,471	$38,267,551	$38,359,022

(1)	Includes $2.7 million and $46.7 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at March 31, 2018:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$28,409,201	$7,193,256	$460,080	$357,174	$36,419,711	$1,923,271	$8,226	$1,931,497
Special mention	190,762	45,379	3,675	75,041	314,857	20,358	—	20,358
Substandard	56,271	14,254	1,949	9,552	82,026	91,401	4	91,405
Doubtful	—	—	—	—	—	—	—	—

Total	$28,656,234	$7,252,889	$465,704	$441,767	$36,816,594	$2,035,030	$8,230	$2,043,260

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2017:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$27,874,330	$7,255,100	$471,571	$344,040	$35,945,041	$1,925,527	$8,449	$1,933,976
Special mention	125,752	47,123	3,691	76,033	252,599	20,883	—	20,883
Substandard	74,627	20,003	1,966	15,752	112,348	94,164	11	94,175
Doubtful	—	—	—	—	—	—	—	—

Total	$28,074,709	$7,322,226	$477,228	$435,825	$36,309,988	$2,040,574	$8,460	$2,049,034

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2018, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $44.6 million; loans on which forbearance agreements were reached amounted to $1.8 million.

The following table presents information regarding the Company’s TDRs as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$820	$7,607	$8,427	$824	$8,061	$8,885
Commercial real estate	—	365	365	—	368	368
One-to-four family	—	1,053	1,053	—	1,066	1,066
Acquisition, development, and construction	9,552	—	9,552	8,652	—	8,652
Commercial and industrial	—	26,992	26,992	177	26,408	26,585

Total	$10,372	$36,017	$46,389	$9,653	$35,903	$45,556

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended March 31, 2018 and 2017 are summarized as follows:

	For the Three Months Ended March 31, 2018
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$—	$—
Commercial and industrial	6	3,166	1,754	3.28	3.21	1,318	—

Total	7	$4,066	$2,654			$1,318	$—

	For the Three Months Ended March 31, 2017
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	1	$264	$339	6.00%	2.63%	$—	$5
Commercial and industrial	17	7,998	4,745	3.30	3.46	3,280	—

Total	18	$8,262	$5,084			$3,280	$5

At March 31, 2018, eleven C&I loans, in the amount of $2.9 million that had been modified as a TDR during the twelve months ended at that date were in payment default.

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

Note 6. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at March 31, 2018:
Loans individually evaluated for impairment	$—	$40	$40
Loans collectively evaluated for impairment	129,135	31,965	161,100

Total	$129,135	$32,005	$161,140

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2017:
Loans collectively evaluated for impairment	$128,275	$29,771	$158,046

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2018:
Loans individually evaluated for impairment	$22,555	$46,805	$69,360
Loans collectively evaluated for impairment	36,794,039	1,996,455	38,790,494

Total	$36,816,594	$2,043,260	$38,859,854

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2017:
Loans individually evaluated for impairment	$31,747	$48,810	$80,557
Loans collectively evaluated for impairment	36,278,241	2,000,224	38,278,465

Total	$36,309,988	$2,049,034	$38,359,022

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Three Months Ended March 31,
	2018			2017 (1)
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$128,275	$29,771	$158,046	$125,416	$32,874	$158,290
Charge-offs	(5,411)	(1,580)	(6,991)	—	(5,830)	(5,830)
Recoveries	110	404	514	115	88	203
Provision for (recovery of) non-covered loan losses	6,161	3,410	9,571	(3,679)	5,466	1,787

Balance, end of period	$129,135	$32,005	$161,140	$121,852	$32,598	$154,450

(1)	Represents allowance for losses on non-covered loans, excluding PCI loans.

The following table presents additional information about the Company’s impaired loans at March 31, 2018:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$8,433	$11,130	$—	$8,662	$122
Commercial real estate	2,620	7,735	—	3,879	3
One-to-four family	1,949	2,055	—	1,958	12
Acquisition, development, and construction	9,552	10,452	—	12,652	139
Other	46,766	104,106	—	47,788	725

Total impaired loans with no related allowance	$69,320	$135,478	$—	$74,939	$1,001

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	40	40	40	20	3

Total impaired loans with an allowance recorded	$40	$40	$40	$20	$3

Total impaired loans:
Multi-family	$8,433	$11,130	$—	$8,662	$122
Commercial real estate	2,620	7,735	—	3,879	3
One-to-four family	1,949	2,055	—	1,958	12
Acquisition, development, and construction	9,552	10,452	—	12,652	139
Other	46,806	104,146	40	47,808	728

Total impaired loans	$69,360	$135,518	$40	$74,959	$1,004

The following table presents additional information about the Company’s impaired loans at December 31, 2017:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$8,892	$11,470	$—	$9,554	$495
Commercial real estate	5,137	10,252	—	3,522	92
One-to-four family	1,966	2,072	—	2,489	50
Acquisition, development, and construction	15,752	25,952	—	10,976	575
Other	48,810	104,901	—	43,074	2,200

Total impaired loans with no related allowance	$80,557	$154,647	$—	$69,615	$3,412

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	314	—

Total impaired loans with an allowance recorded	$—	$—	$—	$314	$—

Total impaired loans:
Multi-family	$8,892	$11,470	$—	$9,554	$495
Commercial real estate	5,137	10,252	—	3,522	92
One-to-four family	1,966	2,072	—	2,489	50
Acquisition, development, and construction	15,752	25,952	—	10,976	575
Other	48,810	104,901	—	43,388	2,200

Total impaired loans	$80,557	$154,647	$—	$69,929	$3,412

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2018	December 31, 2017
Wholesale Borrowings:
FHLB advances	$12,534,500	$12,104,500
Repurchase agreements	450,000	450,000

Total wholesale borrowings	$12,984,500	$12,554,500
Junior subordinated debentures	359,259	359,179

Total borrowed funds	$13,343,759	$12,913,679

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2018:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$250,000	$—	$200,000

At March 31, 2018 and December 31, 2017, the Company had $359.3 million and $359.2 million, respectively, of outstanding junior subordinated deferrable interest debentures (junior subordinated debentures) held by statutory business trusts (the Trusts) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at March 31, 2018:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,333	$138,982	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	3.725	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	5.375	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	3.958	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$359,259	$346,482

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2018		2017
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1,271	$128	$1,404	$144
Expected return on plan assets	(4,035)	—	(4,073)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	1,795	76	2,053	68

Net periodic (credit) expense	$(969)	$142	$(616)	$150

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2018. The Company does not expect to make any contributions to its pension plan in 2018.

Note 9. Stock-Based Compensation

At March 31, 2018, the Company had a total of 4,798,208 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,420,523 shares of restricted stock during the three months ended March 31, 2018. The shares had an average fair value of $13.61 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $9.8 million and $8.7 million for the three months ended March 31, 2018 and 2017, respectively.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,574,167	$15.38
Granted	2,420,523	13.61
Vested	(615,482)	15.30
Canceled	(72,380)	14.92

Unvested at end of period	7,306,828	14.80

As of March 31, 2018, unrecognized compensation cost relating to unvested restricted stock totaled $100.9 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

Note 10. Fair Value Measurements

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$1,971,177	$—	$—	$1,971,177
GSE CMOs	—	541,587	—	—	541,587

Total mortgage-related securities	$—	$2,512,764	$—	$—	$2,512,764

Other Securities Available for Sale:
U. S. Treasury Obligations	$199,430	$—	$—	$—	$199,430
GSE debentures	—	473,069	—	—	473,069
Corporate bonds	—	89,718	—	—	89,718
Municipal bonds	—	68,607	—	—	68,607
Capital trust notes	—	48,364	—	—	48,364

Total other securities	$199,430	$679,758	$—	$—	$879,188

Total securities available for sale	$199,430	$3,192,522	$—	$—	$3,391,952

Equity securities:
Preferred stock	$15,243	$—	$—	$—	$15,243
Mutual funds and common stock	—	16,826	—	—	16,826

Total equity securities	$15,243	$16,826	$—	$—	$32,069

Total securities	$214,673	$3,209,348	$—	$—	$3,424,021

Other Assets:
Loans held for sale	$—	$31,402	$—	$—	$31,402
Mortgage servicing rights	—	—	2,575	—	2,575

	Fair Value Measurements at December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$2,068,842	$—	$—	$2,068,842
GSE CMOs		549,904			549,904

Total mortgage-related securities	$—	$2,618,746	$—	$—	$2,618,746

Other Securities Available for Sale:
U. S. Treasury Obligations	$199,898	$—	$—	$—	$199,898
GSE debentures	—	473,258	—	—	473,258
Corporate bonds	—	90,775	—	—	90,775
Municipal bonds	—	70,120	—	—	70,120
Capital trust notes	—	46,096	—	—	46,096
Preferred stock	15,434	—	—	—	15,434
Mutual funds and common stock	—	17,100	—	—	17,100

Total other securities	$215,332	$697,349	$—	$—	$912,681

Total securities available for sale	$215,332	$3,316,095	$—	$—	$3,531,427

Other Assets:
Loans held for sale	$—	$35,258	$—	$—	$35,258
Mortgage servicing rights	—	—	2,729	—	2,729

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

The Company reviews and updates the fair value hierarchy classifications for its assets on a quarterly basis. Changes from one quarter to the next that are related to the observability of inputs for a fair value measurement may result in a reclassification from one hierarchy level to another.

A description of the methods and significant assumptions utilized in estimating the fair values of securities follows:

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

The Company carries loans held for sale at fair value. The fair value of loans held for sale is based on an exit price, representing the amount that would be received when selling an asset in an orderly transaction between market participants. Loans held for sale are classified within Level 2 of the valuation hierarchy.

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

Fair Value Option

Loans Held for Sale

The Company has elected the fair value option for its loans held for sale. These loans held for sale consist of one-to-four family and a $9.5 million CRE mortgage loan, which was 90 days or more past due at March 31, 2018.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	March 31, 2018			December 31, 2017
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$31,402	$36,498	$(5,096)	$35,258	$34,563	$695

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for MSRs for the periods indicated:

	(Loss) Gain Included in Income from Changes in Fair Value(1)
	For the Three Months Ended March 31,
(in thousands)	2018	2017
Mortgage servicing rights	$(154)	$(2,789)

(1)	Included in “Non-interest income.”

Changes in Level 3 Fair Value Measurements

The following tables present, for the three months ended March 31, 2018 and March 31, 2017, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Mar. 31, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at March 31, 2018
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$2,729	$(154)	$—	$—	$—	$—	$2,575	$(154)

(in thousands)	Fair Value January 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at Mar. 31, 2017	Change in Unrealized Gains/ (Losses) Related to Instruments Held at March 31, 2017
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$228,099	$(2,726)	$—	$7,574	$(4,147)	$—	$228,800	$(2,726)
Interest rate lock commitments	982	1,467	—	—	—	—	2,449	2,430

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the three months ended March 31, 2018 or 2017.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at Mar. 31, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$2,575	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	10.66%
			Weighted Average Discount Rate	12.00

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2018 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$15,558	$15,558
Other assets (2)	$—	$—	3,121	3,121

Total	$—	$—	$18,679	$18,679

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2017 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$45,837	$45,837
Other assets (2)	—	—	4,357	4,357

Total	$—	$—	$50,194	$50,194

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

The fair values of collateral-dependent impaired loans are determined using various valuation techniques, including consideration of appraised values and other pertinent real estate and other market data.

Other Fair Value Disclosures

For the disclosure of fair value information about the Company’s on- and off-balance sheet financial instruments, when available, quoted market prices are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present-value estimates or other valuation techniques. Such fair values are significantly affected by the assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, estimated fair values cannot be substantiated by comparison to independent market quotes. Furthermore, in many cases, the estimated fair values provided would not necessarily be realized in an immediate sale or settlement of such instruments.

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2018 and December 31, 2017:

	March 31, 2018
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,680,772	$2,680,772	$2,680,772		$—		$—
FHLB stock (1)	622,989	622,989	—		622,989		—
Loans, net	38,759,685	38,462,422	—		—		38,462,422
Financial Liabilities:
Deposits	$29,235,434	$29,178,221	$20,172,114	(2)	$9,006,107	(3)	$—
Borrowed funds	13,343,759	13,176,141	—		13,176,141		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2017
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,528,169	$2,528,169	$2,528,169		$—		$—
FHLB stock (1)	603,819	603,819	—		603,819		—
Loans, net	38,265,183	38,254,538	—		—		38,254,538
Financial Liabilities:
Deposits	$29,102,163	$29,044,852	$20,458,517	(2)	$8,586,335	(3)	$—
Borrowed funds	12,913,679	12,780,653	—		12,780,653		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Federal Home Loan Bank Stock

Ownership in equity securities of the FHLB is generally restricted and there is no established liquid market for their resale. The carrying amount approximates the fair value.

Loans

The Company discloses the fair value of loans measured at amortized cost using an exit price notion. Prior to adopting ASU No. 2016-01, the Company measured the fair value of loans that are accounted for at amortized cost under an entry price notion. The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument. The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk, and market factors. The Company determined the fair value on substantially all of its loans for disclosure purposes, on an individual loan basis. The discount rates reflect current market rates for loans with similar terms to borrowers having similar credit quality on an exit price basis. The estimated fair values of non-performing mortgage and other loans are based on recent collateral appraisals. For those loans where a discounted cash flow technique was not considered reliable, the Company used a quoted market price for each individual loan.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2018 and December 31, 2017.

Note 11. Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company early adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018. ASU No. 2018-02 addresses a narrow-scope financial reporting issue that arose as a consequence of the enactment of the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 permits an election to reclassify from accumulated other comprehensive income (loss) to retained earnings the standard tax effects resulting from the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate. Effective January 1, 2018, the Company recorded a reclassification adjustment of $2.5 million decreasing AOCL and increasing retained earnings. The Company’s only components of AOCL are the fair value adjustment for securities available for sale and the tax effected related pension and post-retirement obligations.

The Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018. ASU No. 2017-12 changes the recognition and presentation requirements as well as the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing and hedge documentation. As the Company currently has no identified accounting hedges in place, adoption of ASU No. 2017-12 had no impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) as of January 1, 2018. The ASU’s amendments are applied prospectively to awards modified on or after the effective date. ASU No. 2017-09 clarifies when changes to the terms or conditions of a share-based payment award should be accounted for as a modification. Modification accounting is applied only if the fair value, the vesting conditions, and the classification of the award (as an equity or liability instrument) change as a result of the change in terms or conditions. The adoption of ASU No. 2017-09 did not have an effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, on January 1, 2018. ASU No. 2017-07 requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost, and all other components of net benefit cost in the income statement separately from the service cost component and outside of operating income, if this subtotal is presented. Additionally, the service cost component will be the only component that can be capitalized. The standard requires retrospective application for the amendments related to the presentation of the service cost component and other components of net benefit cost, and prospective application for the amendments related to the capitalization requirements for the service cost components of net benefit cost. The adoption of ASU No. 2017-07 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, on January 1, 2018, with retrospective application. ASU No. 2016-18 will require that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalent amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, entities are required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Entities will also be required to disclose information regarding the nature of the restrictions. The adoption of ASU No. 2016-18 did not have a material impact on the Company’s financial position or results of operations, or cash flows.

The Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments on January 1, 2018 with retrospective application. ASU No. 2016-15 addresses the following cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including BOLI policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The adoption of ASU No. 2016-15 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities by means of a cumulative-effect adjustment as of January 1, 2018. ASU No. 2016-01 provides targeted improvements to GAAP including, amongst other improvements, the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. FHLB stock, however, is not in the scope of ASU No. 2016-01 and will continue to be presented at historical cost. Upon adoption, an immaterial amount of unrealized losses related to the in-scope equity securities was reclassified from other comprehensive loss to retained earnings and the reclassification of an equity investments from securities available for sale to other assets with its related market value changes reflected in earnings for the three months ended March 31, 2018. In addition, the fair value disclosures for financial instruments in Note 10 are computed using an exit price notion as required by ASU No. 2016-01.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers and its amendments which established ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective approach. In summary, the core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue streams that are covered by ASC Topic 606 are primarily fees earned in connection with performing services for our customers such as investment advisor fees, wire transfer fees, and bounced check fees. Such fees are either satisfied over time if the service is performed over a period of time (as with investment advisor fees or safe deposit box rental fees), or satisfied at a point in time (as with wire transfer fees and bounced check fees). The Company recognizes fees for services performed over the time period to which the fees relate. The Company recognizes fees earned at a point in time on the day the fee is earned. The modified retrospective approach which includes presenting the cumulative effect of initial application, if any, along with supplementary disclosures, if any. The Company did not record a cumulative effect adjustment upon adoption of the standard.

Recently Issued Accounting Standards

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU No. 2017-08 specifies that the premium amortization period ends at the earliest call date, rather than the contractual maturity date, for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing on the underlying securities. The shorter amortization period means that interest income would generally be lower in the periods before the earliest call date and higher thereafter (if the security is not called) compared to current GAAP. Currently, the premium is amortized to the contractual maturity date under GAAP. Because the premium will be amortized to the earliest call date, the holder will not recognize a loss in earnings for the unamortized premium when the call is exercised. This ASU No. 2017-08 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU No. 2017-08 specifies that the transition approach to the standard be accounted for on a modified retrospective basis with a cumulative effect adjustment in retained earnings as of the beginning of the period of adoption. The Company plans to adopt ASU No. 2017-08 effective January 1, 2019 and the adoption is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity will recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. ASU No. 2017-04 does not amend the optional qualitative assessment of goodwill impairment. ASU No. 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt ASU No. 2017-04 prospectively beginning January 1, 2020 and the impact of its adoption on the Company’s Consolidated Statements of Condition, results of operations, or cash flows will be dependent upon goodwill impairment determinations made after that date.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in ASU No. 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

An entity will apply the amendments in ASU No. 2016-13 through a cumulative-effect adjustment to retained earnings as of January 1, 2020 (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU No. 2016-13. Amounts previously recognized in accumulated other comprehensive income (loss) as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. Financial assets for which the guidance in Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (PCD assets), has previously been applied should prospectively apply the guidance in ASU No. 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU No. 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows.

The Company is evaluating ASU No. 2016-13 and has initiated a working group with multiple members from applicable departments to evaluate the requirements of the new standard, planning for loss modeling requirements consistent with lifetime expected loss estimates, and assessing the impact it will have on current processes. This evaluation includes a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new models may be required. The adoption of ASU No. 2016-13 could have a material effect on the Company’s Consolidated Statements of Condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company’s loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and the Company will adopt the ASU as of January 1, 2019. ASU No. 2016-02 is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-of-use asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, the ASU includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company’s working group, comprised of associates from disciplines such as Vendor Risk Management, Real Estate, Technology, and Accounting, have made substantial progress in reviewing contractual arrangements for embedded leases in an effort to identify the Company’s full lease population. To date, we have found only a few minor embedded leases in our non-lease contracts. We are presently evaluating all of our leases for compliance with the new lease accounting rules and as a lessor and lessee, we do not anticipate the classification of our leases to change. However, the Company’s assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date. The Company is currently reviewing vendor software solutions to provide a robust lease accounting package that will accurately prepare the financial statement adjustments and enhanced disclosures required by ASU No. 2016-02.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purposes of this Quarterly Report on Form 10-Q, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank and New York Commercial Bank (the Community Bank and the Commercial Bank, respectively, and collectively, the Banks).

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	potential increases in costs if the Company is designated a SIFI under the Dodd-Frank Act;

•	heightened regulatory focus on CRE concentration and related limits that have been, or may in the future be, imposed by regulators;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;

•	failure to obtain applicable regulatory approvals for the payment of future dividends;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, including, but not limited to, the Dodd-Frank Act, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, or guidelines;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

See Part II, Item 1A, Risk Factors, in this report and Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2017 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

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

RECONCILIATIONS OF STOCKHOLDERS’ EQUITY, COMMON STOCKHOLDERS’ EQUITY, AND TANGIBLE COMMON STOCKHOLDERS’ EQUITY;

TOTAL ASSETS AND TANGIBLE ASSETS; AND THE RELATED MEASURES

(unaudited)

While stockholders’ equity, common stockholders’ equity, total assets, and book value per common share are financial measures that are recorded in accordance with GAAP, tangible common stockholders’ equity, tangible assets, and tangible book value per common share are not. It is management’s belief that these non-GAAP measures should be disclosed in this report and others we issue for the following reasons:

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the
	Three Months Ended
	Mar. 31,	Dec. 31,	Mar. 31,
(dollars in thousands)	2018	2017	2017
Total Stockholders’ Equity	$6,780,717	$6,795,376	$6,647,351
Less: Goodwill	(2,436,131)	(2,436,131)	(2,436,131)
Core deposit intangibles (“CDI”)	—	—	(54)
Preferred stock	(502,840)	(502,840)	(503,116)

Tangible common stockholders’ equity	$3,841,746	$3,856,405	$3,708,050
Total Assets	$49,654,874	$49,124,195	$48,824,564
Less: Goodwill	(2,436,131)	(2,436,131)	(2,436,131)
CDI	—	—	(54)

Tangible assets	$47,218,743	$46,688,064	$46,388,379
Average Common Stockholders’ Equity	$6,287,730	$6,253,482	$6,151,286
Less: Average goodwill and CDI	(2,436,131)	(2,436,131)	(2,436,286)

Average tangible common stockholders’ equity	$3,851,599	$3,817,351	$3,715,000
Average Assets	$48,862,383	$48,175,046	$48,736,309
Less: Average goodwill and CDI	(2,436,131)	(2,436,131)	(2,436,286)

Average tangible assets	$46,426,252	$45,738,915	$46,300,023
Net Income Available to Common Shareholders	$98,345	$128,314	$103,957
Add back: Amortization of CDI, net of tax	—	—	92

Adjusted net income available to common shareholders	$98,345	$128,314	$104,049
GAAP MEASURES:
Return on average assets	0.87%	1.13%	0.85%
Return on average common stockholders’ equity	6.26	8.21	6.76
Book value per common share	$12.80	$12.88	$12.57
Common stockholders’ equity to total assets	12.64	12.81	12.58
NON-GAAP MEASURES:
Return on average tangible assets	0.92%	1.19%	0.90%
Return on average tangible common stockholders’ equity	10.21	13.45	11.20
Tangible book value per common share	$7.83	$7.89	$7.58
Tangible common stockholders’ equity to tangible assets	8.14	8.26	7.99

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank and New York Commercial Bank. At March 31, 2018, we had total assets of $49.7 billion, total loans of $38.9 billion, deposits of $29.2 billion, and total stockholders’ equity of $6.8 billion.

Chartered in the State of New York, both the Community Bank and the Commercial Bank are subject to regulations by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PR A.”

Reflecting our growth through a series of acquisitions, the Community Bank operates 225 branches through seven local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida, while the Commercial Bank operates 18 of its 30 branches under the divisional name Atlantic Bank.

Now in our 25th year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares. For the three months ended March 31, 2018, the Company reported net income of $106.6 million, up 2% compared to $104.0 million at March 31, 2017. Net income available to common shareholders was $98.3 million, down 5% compared to $104.0 million in the year-ago first quarter. In the current first quarter period, the Company paid $8.2 million in preferred stock dividends, whereas we had no such payment in the first quarter of last year. For the three months ended March 31, 2018, diluted earnings per common share were $0.20 as compared to $0.21 for the three months ended March 31, 2017.

The key trends in the quarter were:

Continued Growth in our Loan Portfolio

Our loan growth continued into the first quarter of the year with total loans held for investment increasing $501.5 million compared to the prior quarter or 5% on an annualized basis. Once again, our loan growth was driven by growth in our core multi-family loan portfolio. Total multi-family loans increased $581.5 million from the prior quarter, or at an 8% annualized run rate, and $1.6 billion or 6% from the year-ago first quarter. The loan growth this quarter reflects another solid quarter of origination volumes. We originated $2.4 billion in total loans held for investment during the first quarter, up 46% on a year-over-year basis, but down 22% from the seasonally strong fourth quarter volumes. The year-over-year originations growth was due to growth in multi-family loans and in specialty finance loans. Even after growing for three consecutive quarters, the Company still managed to stay under the SIFI threshold of $50 billion. For the four quarters ended March 31, 2018, our total consolidated assets averaged $48.9 billion. Given where our average total consolidated assets stood at the end of the quarter, the Company has the ability to grow the balance sheet by approximately $3 billion without breaching the current SIFI threshold, based on the four-quarter trailing average of total assets.

Our Asset Quality Remains Strong

During the first quarter, net charge-offs were $6.5 million or 0.02% of average loans, while our total NPLs were relatively unchanged compared to the prior quarter. NPLs totaled $73.4 million at March 31, 2018 compared to $73.7 million at December 31, 2017 and $60.1 million at March 31, 2017. Our NPAs declined modestly to $88.8 million or 0.18% of total assets compared to $90.1 million or 0.18% of total assets at December 31, 2017 and $70.4 million at March 31, 2017. The year-over-year increase in both NPLs and NPAs were the result of certain taxi medallion-related loans being transferred to non-accrual status in the second quarter of last year. The performance of our principal assets continue to be strong.

Rising Short Term Interest Rates Continue to Impact our NIM

The first quarter 2018 NIM of 2.42% was down six bp on a sequential basis and down 29 bp on a year-over-year basis. Excluding the contribution from prepayment income, the NIM would have come in at 2.29% during the first quarter of 2018 compared to 2.37% in the fourth quarter of 2017 and 2.60% in the first quarter of 2017. In addition to the impact from two 25-bp rate increases in December 2017 and March 2018, the NIM was also impacted by the industry-wide increase in retail deposit rates.

Ongoing Decline in our Operating Expenses

Total non-interest expenses were $139.1 million for the three months ended March 31, 2018, down $9 million or 6% compared to the three months ended December 31, 2017 and down $28 million or 17% compared to the three months ended March 31, 2017. Both the linked-quarter and year-over-year improvements are the result of the Company successfully executing on the cost savings from exiting the mortgage banking business in the third quarter of last year, along with continued efforts to extract additional cost savings from the rest of our organization. The majority of the declines was in G&A expense. G&A expense declined $11.1 million or 27% compared to the previous quarter and $15.3 million or 34% compared to the year-ago quarter. Largely reflecting lower expenses, the efficiency ratio improved to 47.45% during the first quarter of 2018, as compared to 50.11% in the fourth quarter of 2017 and 50.99% in the first quarter of 2017.

External Factors

The following is a discussion of certain external factors that tend to influence our financial performance and the strategic actions we take:

Interest Rates

Among the external factors that tend to influence our performance, the interest rate environment is key. Just as short-term interest rates affect the cost of our deposits and that of the funds we borrow, market interest rates affect the yields on the loans we produce for investment and the securities in which we invest. As further discussed under Loans Held for Investment later on in this discussion, the interest rates on our multi-family and CRE loans generally are based on the five-year CMT and to a lesser extent on the seven-year CMT.

The following table summarizes the high, low, and average five- and seven-year CMTs in the respective periods:

	Five-Year Constant Maturity Treasury Rate				Seven-Year Constant Maturity Treasury Rate
	March 31,	Dec.31,	March 31,		March 31,	Dec. 31,	March 31,
	2018	2017	2017		2018	2017	2017
High	2.69%	2.26%	2.14%	High	2.86%	2.40%	2.43%
Low	2.25	1.91	1.80	Low	2.37	2.12	2.12
Average	2.53	2.07	1.95	Average	2.68	2.25	2.26

(Source: Bloomberg)

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loan production than they do on other types of loans we produce. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be meaningful. In the first quarter of 2018, prepayment income from loans contributed $11.8 million to interest income; in the trailing and year-earlier quarters, the contribution was $10.1 million and $9.6 million, respectively.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended March 31, 2018, December 31, 2017, and March 31, 2017. While unemployment declined year-over-year in all of these markets, the sequential comparison indicates declines in certain markets and modest increases in three states and New York City.

	For the Month Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Unemployment rate:
United States	4.1%	3.9%	4.6%
New York City	4.2	3.9	4.4
Arizona	4.6	4.6	4.9
Florida	3.8	3.7	4.2
New Jersey	4.7	4.2	4.6
New York	4.8	4.4	4.7
Ohio	4.3	4.5	5.3

(Source: U.S. Department of Labor)

Another key economic indicator is the CPI, which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	March 2018	December 2017	March 2017
Change in prices:	2.4%	2.1%	2.4%

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 64.0% of our multi-family loans and 68.9% of our CRE loans are secured by properties in New York, with Manhattan accounting for 26.1% and 50.2% of our multi-family and CRE loans, respectively.

As reflected in the following table, residential rental vacancy rates in New York decreased year-over-year and linked-quarter, while office vacancy rates in Manhattan declined year-over-year and linked quarter.

	For the Three Months Ended
	March 2018	December 31, 2017	March 31, 2017
Rental Vacancy Rates:
New York residential	4.7%	4.9%	5.2%
Manhattan office	8.5	10.1	10.3

Lastly, the Consumer Confidence Index® increased to 127.0 in March 2018 from 122.1 in December 2017 and 125.6 in March 2017. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Declaration of Dividend on Common Shares

On April 24, 2018, the Board of Directors declared a quarterly cash dividend of $0.17 per share on our common stock, payable on May 22, 2018 to shareholders of record at the close of business on May 8, 2018.

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

The methodology used for the allocation of the allowance for non-covered loan losses at March 31, 2018 and December 31, 2017 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for non-covered loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for losses on non-covered loans is established based on management’s evaluation of incurred losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a non-covered loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A non-covered loan is classified as impaired when, based on current information and/or events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We apply this classification as necessary to non-covered loans individually evaluated for impairment in our portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans to certain borrowers who have experienced financial difficulty and for which the terms have been modified, resulting in a concession, are considered TDRs and are classified as impaired.

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

The historical loss period we use to determine the allowance for loan losses on non-covered loans is a rolling 29-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

An allowance for unfunded commitments is maintained separate from the allowances for non-covered loan losses and is included in Other liabilities in the Consolidated Statements of Condition.

See Note 6, Allowances for Loan Losses for a further discussion of our allowance for losses on covered loans, as well as additional information about our allowance for losses on non-covered loans.

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

As of March 31, 2018, we had goodwill of $2.4 billion. During the quarter ended March 31, 2018, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2017 using step one of the quantitative test and found no indication of goodwill impairment at that date.

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

Balance Sheet Summary

At March 31, 2018, the Company recorded total assets of $49.7 billion, a $530.7 million or 1% increase from the balance at December 31, 2017 and an $830.3 million or 2% increase from the balance at March 31, 2017. Total loans, net represented $38.8 billion of the March 31st balance and were up $494.5 million or 1% compared to the balance at December 31, 2017, but were down $213.5 million or 0.5% compared to the March 31, 2017 balance. The March 31, 2017 balance of total loans, net included approximately $1.6 billion of covered loans, net. These loans were part of our LSA with the FDIC and were sold during the third quarter of last year.

Total securities equaled $3.4 billion of our total assets as of March 31, 2018, down $107.4 million or 3% as of December 31, 2017 and down $268.3 million or 7% as of March 31, 2017. At March 31, 2018, total securities represented 6.9% of total assets compared to 7.2% and 7.6%, respectively, at December 31, 2017 and March 31, 2017.

Total deposits at March 31, 2018 were $29.2 billion, up $133.3 million or 0.5% compared to the balance at December 31, 2017 and $508.9 million or 1.8% compared to the balance at March 31, 2017. Borrowed funds totaled $13.3 billion at March 31, 2018 and were up $430.1 million or 3% compared to the balance at December 31, 2017, and up $130.3 million or 1% compared to the balance at March 31, 2017.

Total stockholders’ equity at the end of the first quarter of 2018 was $6.8 billion, virtually unchanged from the fourth quarter of 2017, and up $133.4 million or 2% compared to the first quarter of 2017. Common stockholders’ equity to total assets represented 12.64%, 12.81%, and 12.58%, respectively, at March 31, 2018, December 31, 2017, and March 31, 2017. Book value per common share was $12.80 at March 31, 2018, $12.88 at December 31, 2017, and $12.57 at March 31, 2017. Excluding goodwill of $2.4 billion, tangible common stockholders’ equity totaled $3.8 billion, down modestly from $3.9 billion in the fourth quarter of 2017 and up $133.7 million or 4% from the first quarter of 2017. Tangible common stockholders’ equity to tangible assets was 8.14%, 8.26%, and 7.99%, respectively, at March 31, 2018, December 31, 2017, and March 31, 2017. Tangible book value per common share was $7.83 at March 31, 2018, $7.89 at December 31, 2017, and $7.58 at March 31, 2017.

Loans

For the three months ended March 31, 2018, total loans, net increased $494.5 million or 1% compared to the three months ended December 31, 2017, but were down $213.5 million compared to the three months ended March 31, 2017. Included in the quarter-end balance were $31.4 million of loans held for sale compared to $35.3 million at the prior quarter-end and $216.0 million at the year-ago quarter-end. Additionally, the year-ago quarter end period included $1.6 billion of covered loans, net compared to zero for both the current quarter and the prior quarter. During the third quarter of 2017, the Company sold its entire covered loan portfolio.

Non-Covered Loans Held for Investment

Non-covered loans held for investment totaled $38.9 billion at the end of the current first quarter, an increase of $501.5 million from the December 31, 2017 balance and up $1.6 billion from the March 31, 2017 balance. Total loans originated for investment increased 46% on a year-over-year basis to $2.4 billion, but declined 22% from the fourth quarter of 2017.

In addition to multi-family and CRE loans, our portfolio includes smaller balances of one-to-four family loans, ADC loans, and other loans held for investment, with C&I loans comprising the bulk of the other loan portfolio. Specialty finance loans and leases account for the majority of our C&I loans, with the remainder consisting primarily of loans to small- and mid-size businesses, referred to as other C&I loans.

At March 31, 2018, loans secured by multi-family, non-owner occupied CRE, and ADC properties represented 750.0% of the consolidated Banks’ total risk-based capital, within our agreed upon limit of 850%.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Mortgage Loans Originated for Investment:
Multi-family	$1,706,211	$2,038,298	$954,613
Commercial real estate	177,142	346,918	250,342
One-to-four family	2,699	8,160	43,859
Acquisition, development, and construction	15,321	21,644	12,919

Total mortgage loans originated for investment	$1,901,373	$2,415,020	$1,261,733

Other Loans Originated for Investment:
Specialty finance	$396,889	$547,732	$269,164
Other commercial and industrial	117,614	122,905	122,155
Other	878	789	885

Total other loans originated for investment	$515,381	$671,426	$392,204

Total loans originated for investment	$2,416,754	$3,086,446	$1,653,937

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our Primary Lending Niche.

Multi-family loan originations represented $1.7 billion, or 70.6%, of the held-for-investment loans we produced in the current first quarter, reflecting a year-over-year increase of $751.6 million or 79% and a linked quarter decrease of $332.1 million or 16%. At March 31, 2018, multi-family loans represented $28.7 billion, or 73.7%, of total non-covered loans held for investment, reflecting a $581.5 million increase from the balance at December 31st and a $1.6 billion increase from the balance at March 31, 2017.

The average multi-family loan had a principal balance of $5.8 million at the end of the current first quarter, which was modestly higher than the balance at December 31, 2017 and up 6% from the $5.5 million at March 31, 2017.

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

Our multi-family loans tend to refinance in approximately three years of origination; at March 31, 2018, December 31, 2017, and March 31, 2017, the weighted average life of the multi-family loan portfolio was 2.7 years, 2.6 years, and 3.3 years, respectively.

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

At March 31, 2018, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 64.0% of our multi-family loans were secured by buildings in New York City and 5.4% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

Our emphasis on multi-family loans is driven by several factors, including their structure, which reduces our exposure to interest rate volatility to some degree. Another factor driving our focus on multi-family lending has been the comparative quality of the loans we originate.

We primarily underwrite our multi-family loans based on the current cash flows produced by the collateral property, with a reliance on the “income” approach to appraising the properties, rather than the “sales” approach. The sales approach is subject to fluctuations in the real estate market, as well as general economic conditions, and is therefore likely to be more risky in the event of a downward credit cycle turn. We also consider a variety of other factors, including the physical condition of the underlying property; the net operating income of the mortgaged premises prior to debt service; the DSCR, which is the ratio of the property’s net operating income to its debt service; and the ratio of the loan amount to the appraised value of the property.

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

Commercial Real Estate Loans

CRE loans represented $7.3 billion, or 18.7%, of total loans held for investment at the end of the current first quarter, a $69.3 million decrease from the balance at December 31, 2017, and a $280.5 million decrease from the balance at March 31, 2017. CRE loans represented $177.1 million, or 7.3%, of loans originated for investment in the current first quarter, reflecting a linked-quarter decrease of $169.8 million and a year-over-year decrease of $73.2 million.

At March 31, 2018, the average CRE loan had a principal balance of $5.8 million, up modestly from the average principal balance at both December 31, 2017 and March 31, 2017.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2018, 68.9% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 11.8%. Other parts of New York State accounted for 2.6% of the properties securing our CRE credits, while all other states accounted for 16.7%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply. Furthermore, our CRE loans also tend to refinance in approximately three years of origination; the weighted average life of the CRE portfolio was 2.9 years, 3.0 years, and 3.1 years at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

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

One-to-Four Family Loans

Reflecting our announcement that the Company was exiting the mortgage banking business, the March 31, 2018 balance of one-to-four family loans held for investment was relatively unchanged sequentially at $465.7 million, representing 1.2% of total loans held for investment at that date.

Acquisition, Development, and Construction Loans

The balance of ADC loans increased $5.9 million to $441.8 million sequentially, representing 1.1% of total held-for-investment loans at the current first-quarter end. In the first quarter of 2018, we originated ADC loans of $15.3 million, a $6.3 million decrease from the trailing-quarter volume and a year-over-year increase of $2.4 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the three months ended March 31, 2017, we recovered losses against guarantees of $100,000. There were no recoveries in the current quarter.

C&I Loans

Our C&I loans are divided into two categories: specialty finance loans and leases and other C&I loans, as further described below.

Specialty Finance Loans and Leases

At March 31, 2018, specialty finance loans and leases represented $1.5 billion of total loans held for investment, virtually unchanged from the level at December 31, 2017 and up $231.1 million from the $1.3 billion level at March 31, 2017. For the three months ended March 31, 2018, we originated $396.9 million of specialty finance loans and leases compared to $547.7 million for the three months ended December 31, 2017 and $269.2 million for the three months ended March 31, 2017.

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

Other C&I Loans

In the three months ended March 31, 2018, other C&I loans totaled $522.0 million, compared to $500.8 million at December 31, 2017.

Included in the quarter-end balance were taxi medallion-related loans of $95.4 million, representing 0.25% of total held-for-investment loans at March 31, 2018.

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

Other Loans

At March 31, 2018, other loans totaled $8.2 million and consisted primarily of a variety of consumer loans, most of which were overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Board Mortgage Committee, the Credit Committee of the Board, and the respective Boards of Directors of the Banks.

Prior to 2017, all loans originated by the Banks were presented to the Mortgage Committee or the Credit Committee of the Board of Directors, as applicable. Furthermore, all loans of $20.0 million or more originated by the Community Bank, and all loans of $10.0 million or more originated by the Commercial Bank, were reported to the applicable Board of Directors.

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

At March 31, 2018, the largest loan in our portfolio was a $287.5 million loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was unchanged from both the prior quarter and the year-ago quarter.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2018:

	At March 31, 2018
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,466,366	26.06%	$3,642,155	50.22%
Brooklyn	4,621,971	16.13	562,990	7.76
Bronx	3,825.954	13.35	94,861	1.31
Queens	2,332,741	8.14	639,326	8.82
Staten Island	76,940	0.27	54,505	0.75

Total New York City	$18,323,972	63.95%	$4,993,837	68.86%

Long Island	529,353	1.84	858,760	11.84
Other New York State	1,024,509	3.58	191,670	2.64
All other states	8,778,400	30.63	1,208,622	16.66

Total	$28,656,234	100.00%	$7,252,889	100.00%

At March 31, 2018, the largest concentration of ADC loans held for investment was located in New York City, with a total of $348.2 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Non-Covered Loans Held for Sale

At March 31, 2018, non-covered loans held for sale were $31.4 million, down $3.9 million from the level at December 31, 2017 and $184.6 million from the level at March 31, 2017. The year-over-year decline is attributable to the Company’s exit from the mortgage banking business in the third quarter of last year.

Outstanding Loan Commitments

At March 31, 2018, we had outstanding loan commitments of $2.3 billion, up $375.8 million from the level at December 31, 2017.

Multi-family, CRE, and ADC loans together represented $1.0 billion of held-for-investment loan commitments at the end of the first quarter, while other loans represented $1.3 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $891.4 million and commitments to originate other C&I loans of $327.8 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $340.7 million at March 31, 2018, a $1.3 million increase from the volume at December 31st. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Covered Loans Held for Investment and Non-Covered Repossessed Assets

Non-performing non-covered assets represented $88.8 million, or 0.18%, of total non-covered assets at March 31, 2018, as compared to $90.1 million, or 0.18% at December 31, 2017 and $70.4 million, or 0.15%, of total non-covered assets, at March 31, 2017.

In addition, the Company recorded net charge-offs of $6.5 million during the current first quarter, representing 0.02% of average loans.

The following table sets forth the changes in non-performing non-covered loans over the three months ended March 31, 2018:

(in thousands)
Balance at December 31, 2017	$73,682
New non-accrual	15,539
Charge-offs	(4,127)
Transferred to repossessed assets	(800)
Loan payoffs, including dispositions and principal pay-downs	(10,908)
Restored to performing status	—

Balance at March 31, 2018	$73,386

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2017 to March 31, 2018:

			Change from December 31, 2017 to March 31, 2018
(dollars in thousands)	March 31, 2018	December 31, 2017	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$11,881	$11,078	$803	7.25%
Commercial real estate	13,611	6,659	6,952	104.40
One-to-four family	1,949	1,966	(17)	(0.86)
Acquisition, development, and construction	—	6,200	(6,200)	(100.00)

Total non-accrual mortgage loans	27,441	25,903	1,538	5.94
Non-accrual other loans (1)	45,945	47,779	(1,834)	(3.84)

Total non-performing loans	$73,386	$73,682	$(296)	(0.40)%

(1)	Includes $44.8 million and $46.7 million of non-accrual taxi medallion-related loans at March 31, 2018 and December 31, 2017, respectively.

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2018 and December 31, 2017, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

We monitor non-accrual loans both within and beyond our primary lending area, which is defined as including: (a) the counties that comprise our CRA Assessment area, and (b) the entirety of the following states: Arizona; Florida; New York; New Jersey; Ohio; and Pennsylvania, in the same manner. Monitoring loans generally involves inspecting and re-appraising the collateral properties; holding discussions with the principals and managing agents of the borrowing entities and/or retained legal counsel, as applicable; requesting financial, operating, and rent roll information; confirming that hazard insurance is in place or force-placing such insurance; monitoring tax payment status and advancing funds as needed; and appointing a receiver, whenever possible, to collect rents, manage the operations, provide information, and maintain the collateral properties.

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

Non-performing loans are reviewed regularly by management and discussed on a monthly basis with the Board Mortgage Committee, the Management Credit Committee, the Credit Committee of the Board, and the Boards of Directors of the respective Banks, as applicable. In accordance with our charge-off policy, collateral-dependent non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2018. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

In addition, one-to-four family loans, ADC loans, and other loans represented 1.2%, 1.1%, and 5.3%, respectively, of total non-covered loans held for investment at March 31, 2018, comparable to, or consistent with, the levels at both December 31, 2017 and March 31, 2017. Furthermore, at the end of the current first quarter, only 2.2% of our other loans and 0.42% of one-to-four family loans were non-performing at that date, while we had no non-performing ADC loans.

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

The following table presents our non-covered loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2017 to March 31, 2018:

			Change from December 31, 2017 to March 31, 2018
(dollars in thousands)	March 31, 2018	December 31, 2017	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$—	$1,258	$(1,258)	(100.00)%
Commercial real estate	3,191	13,227	(10,036)	(75.88)
One-to-four family	397	585	(188)	(32.14)
Other loans(1)	6,763	2,719	4,044	148.73

Total non-covered loans 30-89 days past due	$10,351	$17,789	$(7,438)	(41.81)%

(1)	Includes $6.7 million and $2.7 million of non-accrual taxi medallion-related loans at March 31, 2018 and December 31, 2017, respectively.

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

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $9.6 million provision for such losses in the current first quarter, as compared to $2.9 million and $1.8 million, respectively, in the trailing and year-earlier three months. Reflecting the first-quarter provision, and the aforementioned net charge-offs, the allowance for losses on non-covered loans increased to $161.1 million at March 31, 2018. This represented 0.41% of total non-covered loans and 219.58% of non-performing non-covered loans at that date.

Based upon all relevant and available information as of the end of the current first quarter, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At March 31, 2018, our three largest non-performing loans were a CRE loan with a balance of $9.5 million, a C&I loan with a balance of $7.4 million, and a multi-family loan with a balance of $7.0 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At March 31, 2018, non-accrual TDRs included taxi medallion-related loans with a combined balance of $26.9 million.

At March 31, 2018, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $44.6 million; loans in connection with which forbearance agreements were reached totaled $1.8 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, CRE loans, and ADC loans were 100%. The success rates for restructured one-to-four family and other loans were 50% and 81%, respectively, at March 31, 2018.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the three months ended March 31, 2018:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2017	$9,653	$35,903	$45,556
New TDRs	1,800	2,020	3,820
Charge-offs	—	(350)	(350)
Loan payoffs, including dispositions and principal pay-downs	(1,081)	(1,556)	(2,637)

Balance at March 31, 2018	$10,372	$36,017	$46,389

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2018, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current first quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan losses, our non-performing assets, and our 30 to 89 days past due loans at March 31, 2018 and December 31, 2017.

	At or For the	At or For the
	Three Months Ended	Year Ended
(dollars in thousands)	March 31, 2018	December 31, 2017
Allowance for Loan Losses:
Balance at beginning of period	$158,046	$156,524
Provision for losses	9,571	60,943
Recovery from allowance on PCI loans		1,766
Charge-offs:
Multi-family	—	(279)
Commercial real estate	(3,191)	—
One-to-four family residential	—	(96)
Acquisition, development, and construction	(2,220)	—
Other loans	(1,580)	(62,975)

Total charge-offs	(6,991)	(63,350)
Recoveries:
Multi-family	—	28
Commercial real estate	26	408
One-to-four family residential	—	—
Acquisition, development, and construction	84	169
Other loans	404	1,558

Total recoveries	514	2,163

Net charge-offs	(6,477)	(61,187)

Balance at end of period	$161,140	$158,046

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$11,881	$11,078
Commercial real estate	13,611	6,659
One-to-four family residential	1,949	1,966
Acquisition, development, and construction	—	6,200

Total non-accrual mortgage loans	$27,441	25,903
Other non-accrual loans	45,945	47,779

Total non-performing loans	$73,386	$73,682
Repossessed assets (1)	15,458	16,400

Total non-performing assets	$88,844	$90,082

Asset Quality Measures:
Non-performing loans to total loans	0.19%	0.19%
Non-performing assets to total assets	0.18	0.18
Allowance for loan losses to non-performing loans	219.58	214.50
Allowance for loan losses to total loans	0.41	0.41
Net charge-offs during the period to average loans outstanding during the period	0.02	0.16
Loans 30-89 Days Past Due:
Multi-family	$—	$1,258
Commercial real estate	3,191	13,227
One-to-four family residential	397	585
Other loans	6,763	2,719

Total loans 30-89 days past due (2)	$10,351	$17,789

(1)	Includes $8.8 million and $8.2 million of repossessed taxi medallions at March 31, 2018 and December 31, 2017, respectively.
(2)	Includes $6.7 million and $2.7 million of taxi medallion loans at March 31, 2018 and December 31, 2017, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at March 31, 2018:

(in thousands)
New York	$50,010
New Jersey	19,653
Connecticut	1,780
Arizona	1,140
All other states	803

Total non-performing loans	$73,386

Securities

Securities declined $107.4 million from the year-end 2017 balance and $268.3 million from the year-ago 2017 balance to $3.4 billion, representing 6.9% of total assets, at March 31, 2018. During the second quarter of 2017, the Company reclassified its entire securities portfolio as “Available-for-Sale.” Accordingly, at March 31, 2018 and December 31, 2017, we had no securities designated as “Held-to-Maturity” compared to $3.6 billion designated as such at March 31, 2017.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At March 31, 2018 and December 31, 2017, the Community Bank held FHLB-NY stock in the amount of $620.0 million and $588.7 million, respectively, and the Commercial Bank held FHLB-NY stock of $3.0 million and $15.1 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Community Bank totaled $9.3 million and $8.0 million, respectively, in the three months ended March 31, 2018 and 2017; dividends from the FHLB-NY to the Commercial Bank totaled $248,000 and $285,000, respectively, in the corresponding periods.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI declined $1.5 million to $965.7 million in the three months ended March 31, 2018.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both March 31, 2018 and December 31, 2017. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $1.9 billion in the three months ended March 31, 2018, down from the $2.6 billion recorded in the year-earlier three months. Cash flows from the repayment and sales of securities totaled $346.6 million and $224.1 million, respectively, in the corresponding periods, while purchases of securities totaled $292.9 million and $97.0 million, respectively.

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

In the three months ended March 31, 2018, total deposits of $29.2 billion were up $133.3 million as compared to the level recorded at December 31, 2017. CDs represented 31.0% of total deposits at the end of the first quarter, and total deposits represented 58.9% of total assets at that date.

Included in the March 31st balance of deposits were institutional deposits of $1.7 billion and municipal deposits of $975.9 million, as compared to $2.2 billion and $999.4 million, respectively, at December 31, 2017. Brokered deposits dropped $39.4 million during this timeframe, to $3.9 billion, reflecting a $229.0 million decrease in brokered money market accounts to $2.4 billion and a $250.7 million increase in brokered interest-bearing checking accounts to $1.0 billion. In addition, at March 31, 2018, we had $506.7 million of brokered CDs, a decrease of $61.1 million from December 31, 2017. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. In the three months ended March 31, 2018, the balance of borrowed funds increased $430.1 million from the trailing quarter and $130.3 million from year end 2017 to $13.3 billion, representing 26.9% of total assets, at that date.

Wholesale Borrowings

Wholesale borrowings rose $430.0 million from the trailing quarter and rose $130.0 million from the year earlier amount to $13.0 billion, representing 26.1% of total assets, at quarter end.

FHLB-NY advances rose $430.0 million since December 31, 2017, to $12.5 billion, while the balance of repurchase agreements was $450.0 million at both periods. There were no federal funds purchased at either March 31, 2018 or December 31, 2017.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.3 million at the end of the current first quarter, comparable to the balance at December 31st.

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

Market and Interest Rate Risk

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

In the first three months of 2018, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; and (2) We continued the origination of certain C&I loans that feature floating interest rates.

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

At March 31, 2018, our one-year gap was a negative 19.66%, as compared to a negative 19.57% at December 31, 2017. The nine-bp change was largely due to an increase in cash balances as a result of the sale of the mortgage banking operations and borrowings maturing or repricing within one year, combined with a decrease in loans and deposits maturing or repricing within that time.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2018 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2018 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 5% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 14% and 8% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest-bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 46% for the first five years and 54% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 70% for the first five years and 30% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 88% for the first five years and 12% for years six through ten.

Interest Rate Sensitivity Analysis

	At March 31, 2018
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$2,970,741	$4,533,326	$16,202,781	$12,032,620	$2,971,453	$136,518	$38,847,439
Mortgage-related securities (2)(3)	23,622	60,260	506,087	625,806	1,041,536	255,453	2,512,764
Other securities (2)	738,270	208,441	3,926	15,866	379,905	187,838	1,534,246
Interest-earning cash and cash equivalents	2,547,336	—	—	—	—	—	2,547,336

Total interest-earning assets	6,279,969	4,802,027	16,712,794	12,674,292	4,392,894	579,809	45,441,785

INTEREST-BEARING LIABILITES:
Interest-bearing checking and money market accounts	6,935,627	354,076	684,332	1,991,702	2,668,200	—	12,633,937
Savings accounts	922,621	970,093	234,684	192,725	2,699,575	—	5,019,698
Certificates of deposit	2,496,243	4,600,337	1,910,827	48,836	7,077	—	9,063,320
Borrowed funds	1,263,926	3,303,500	7,756,000	875,000	—	145,333	13,343,759

Total interest-bearing liabilities	11,618,417	9,228,006	10,585,843	3,108,263	5,374,852	145,333	40,060,714

Interest rate sensitivity gap per period (4)	$(5,338,448)	$(4,425,979)	$6,126,951	$9,566,029	$(981,958)	$434,476	$5,381,071

Cumulative interest rate sensitivity gap	$(5,338,448)	$(9,764,427)	$(3,637,476)	$5,928,553	$4,946,595	$5,381,071

Cumulative interest rate sensitivity gap as a percentage of total assets	(10.75)%	(19.66)%	(7.33)%	11.94%	9.96%	10.84%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	54.05%	53.16%	88.43%	117.16%	112.39%	113.43%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of March 31, 2018, the impact of a 100-bp decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 14.48% per annum. Conversely, the impact of a 100-bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 4.66% per annum.

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

Interest rate sensitivity is also monitored through the use of a model that generates estimates of the change in our NPV over a range of interest rate scenarios. NPV is defined as the net present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates similar to those utilized in formulating the preceding Interest Rate Sensitivity Analysis.

Based on the information and assumptions in effect at March 31, 2018, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(5.68)%
+200	(11.52)%

(1)	The impact of 100- and 200-bp reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2018, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(4.00)%
+200	(7.89)%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-bp reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, NPV, and/or net interest income simulation.

In the event that our NPV and net interest income sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:

•	Our ALCO Committee would inform the Board of Directors of the variance, and present recommendations to the Board regarding proposed courses of action to restore conditions to within-policy tolerances.

•	In formulating appropriate strategies, the ALCO Committee would ascertain the primary causes of the variance from policy tolerances, the expected term of such conditions, and the projected effect on capital and earnings.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2018, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 1.07% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 2.78% increase in net interest income.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.7 billion and $2.5 billion, respectively, at March 31, 2018 and December 31, 2017. As in the past, our portfolios of loans and securities provided liquidity in the first three months of the year, with cash flows from the repayment and sale of loans totaling $1.9 billion and cash flows from the repayment and sale of securities totaling $346.6 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2018, our available borrowing capacity with the FHLB-NY was $7.0 billion. In addition, the Banks had $3.4 billion of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the FRB-NY that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At March 31, 2018, the maximum amount the Community Bank could borrow from the FRB-NY was $1.4 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $78.7 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first three months of 2018, the volume of loans originated for investment was $2.4 billion. During this time, the net cash used in investing activities totaled $465.8 million. Our operating activities provided net cash of $148.3 million, while the net cash provided by our financing activities totaled $470.1 million.

CDs due to mature in one year or less from March 31, 2018 totaled $7.1 billion, representing 78.3% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended March 31, 2018, the Banks paid dividends totaling $95.0 million to the Parent Company, leaving $401.0 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at March 31, 2018 included $79.2 million in cash and cash equivalents. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.

Common stockholders’ equity represented 12.64%, 12.81%, and 12.58%, respectively, of total assets at March 31, 2018, December 31, 2017, and March 31, 2017, and was equivalent to a book value per common share of $12.80, $12.88, and $12.57 at the respective dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At March 31, 2018, December 31, 2017, and March 31, 2017, we had outstanding common shares of 490,379,532, 488,490,352, and 488,953,712, respectively.

Tangible common stockholders’ equity was relatively stable at $3.8 billion, representing 8.14% of tangible assets and a tangible book value per common share of $7.83 at March 31, 2018. At year-end, tangible common stockholders’ equity totaled $3.9 billion or 8.26% of tangible assets and a tangible book value per common share of $7.89. At March 31, 2017, tangible common stockholders’ equity totaled $3.7 billion, representing 7.99% of tangible assets, and a tangible book value per common share of $7.58.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At March 31, 2018, December 31, 2017, and March 31, 2017, we recorded goodwill of $2.4 billion; CDI was zero, zero, and $54,000, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which increased $40.6 million from the balance at the end of last year and decreased $277,000 from the year-ago quarter to $55.8 million at March 31, 2018. The increase was the result of a $31.1 million decrease in the net unrealized gain on available-for-sale securities, net of tax, to $8.1 million and an $8.7 million increase in net unrealized loss on pension and post-retirement obligations, net of tax, to $57.8 million.

At March 31, 2018, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At March 31, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,900,353	11.46%	$4,403,192	12.93%	$4,911,370	14.43%	$4,403,192	9.50%
Minimum for capital adequacy purposes	1,531,971	4.50	2,042,628	6.00	2,723,505	8.00	1,853,542	4.00

Excess	$2,368,382	6.96%	$2,360,564	6.93%	$2,187,865	6.43%	$2,549,650	5.50%

Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At March 31, 2018, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 643 bp and the fully-phased in capital conservation buffer by 393 bp.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at March 31, 2018:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At March 31, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,281,852	13.55%	$4,281,852	13.55%	$4,416,244	13.97%	$4,281,852	10.00%
Minimum for capital adequacy purposes	1,422,293	4.50	1,896,391	6.00	2,528,521	8.00	1,713,375	4.00

Excess	$2,859,559	9.05%	$2,385,461	7.55%	$1,887,723	5.97%	$2,568,477	6.00%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At March 31, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$381,159	15.69%	$381,159	15.69%	$408,463	16.81%	$381,159	11.00%
Minimum for capital adequacy purposes	109,326	4.50	145,768	6.00	194,358	8.00	138,630	4.00

Excess	$271,833	11.19%	$235,391	9.69%	$214,105	8.81%	$242,529	7.00%

As of March 31, 2018, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended March 31, 2018

The Company reported net income of $106.6 million for the three months ended March 31, 2018, up 2% from the $104.0 million reported for the three months ended March 31, 2017. Net income available to common shareholders was $98.3 million, down 5% compared to $104.0 million in the year-ago first quarter. In the current first quarter period, the Company paid $8.2 million in preferred stock dividends, whereas there was no such payment in the first quarter of last year. Diluted earnings per common share for the three months ended March 31, 2018 was $0.20 as compared to $0.21 for the three months ended March 31, 2017.

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

The Company recorded net interest income of $270.3 million in the current first quarter, relatively unchanged from the trailing-quarter level and a $24.6 million decrease from the year-earlier amount.

Linked-Quarter Comparison

The sequential decline in net interest income was attributable to a variety of factors, including an increase in our cost of funds, as short-term interest rates rose throughout the second half of 2017 and into the first quarter of 2018. This was partially offset by loan growth along with higher loan yields. Details of the linked-quarter decline in net interest income follow:

•	Interest income of $404.3 million in the current first quarter increased $14.0 million from the amount reported in the trailing quarter. Interest income from loans rose $9.4 million to $355.9 million, while interest income from securities and money market investments rose $4.6 million to $48.4 million.

•	The increase in interest income from loans was driven by a $639.0 million increase in the average balance in mortgage and other loans, net to $38.3 billion and a four-bp increase on the average loan yield to 3.72%. The increase in average loan balances were primarily due to the resumption of our organic balance sheet growth strategy. The increase in the average loan yield was a function of higher rates on new loan originations along with modestly higher prepayment income. Prepayment income contributed 12 bp to the average loan yield, up one bp.

•	Interest income from securities increased $4.4 million due to increases in both the average balance of securities, which increased $274.1 million to $4.1 billion along with a 20-bp increase in the average yield to 3.95%.

•	As a result, the average balance of interest-earning assets rose $637.9 million sequentially, to $44.5 billion and the average yield on such assets rose eight bp to 3.64%.

•	Interest expense rose $14.6 million sequentially to $134.0 million, primarily due to a $6.8 million increase in interest expense on interest-bearing checking and money market accounts combined with a $6.0 million increase in the interest expense on borrowed funds.

•	Interest expense on total interest-bearing deposits rose $8.6 million to $72.1 million as both the average balance of interest-bearing deposits and the cost of those deposits rose. Average interest-bearing deposit balances increased $428.7 million to $26.5 billion, while the cost increased 13 bp to 1.10%.

•	Interest expense on borrowed funds increased $6.0 million to $61.9 million. Similar to the increase in interest expense on interest-bearing deposits, the increase in interest expense on borrowed funds was due to both higher average balances and higher costs on those balances. Average borrowed funds increased $552.6 million to $12.9 billion, while the cost increased 15 bp to 1.94%.

Year-Over-Year Comparison

The following factors contributed to the year-over-year reduction in net interest income:

•	Interest income rose $5.2 million year-over-year as a $2.5 million decline in the interest income from loans was offset by a $7.7 million increase in the interest income from securities and money market investments.

•	The decline in the interest income from loans was largely due to a $778.4 million decline in the average balance offset by a five-bp increase in the average yield. The year-over-year decline in average loan balances was primarily due to the sale of our covered loan portfolio in the third quarter of 2017.

•	The year-over-year decrease in interest income from securities was driven by a $273.9 million decrease in the average balance, offset by a 17-bp increase in the average yield to 3.95%.

•	Interest income on interest earning cash and cash equivalents was $8.4 million due to a sharp increase in both the average balance and the average yield. Average balances increased $2.1 billion as the Company reinvested the proceeds from the sale of its covered loan portfolio, while at the same time average yields increased 126 bp to 1.60%.

•	Interest expense rose $29.8 million year-over-year as the interest expense on deposits rose $23.5 million and the interest expense on borrowed funds rose $6.4 million.

•	The year-over-year rise in interest expense stemming from deposits was due to a 35-bp rise in the average cost of such funds due to higher short-term interest rates, combined with a $344.2 million increase in the average balance. The increase in the interest income from borrowed funds was driven by a 26-bp rise in the average cost of such funding and mitigated by a $468.1 million decline in the average balance from the year-earlier amount.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.42%, the margin was six-bp narrower than the trailing-quarter measure and 29-bp narrower than the margin recorded in the first quarter of last year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM in the three months ended March 31, 2018, December 31, 2017, and March 31, 2017:

(dollars in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
Total interest income	$404,325		$390,370		$399,119
Prepayment income:
Loans	$11,779		$10,078		$9,566
Securities	2,933		1,387		2,548

Total prepayment income	$14,712		$11,465		$12,114

GAAP Net interest margin	2.42%		2.48%		2.71%
Less:
Prepayment income from loans	11	bp	9	bp	9	bp
Prepayment income from securities	2		2		2

Total prepayment income contribution to net interest margin	13	bp	11	bp	11	bp

Adjusted net interest margin (1)	2.29%		2.37%		2.60%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis

	For the Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,290,886	$355,917	3.72%	$37,651,895	$346,515	3.68%	$39,069,323	$358,402	3.67%
Securities (2)(3)	4,066,613	39,992	3.95	3,792,557	35,628	3.75	4,340,559	40,710	3.78
Interest-earning cash and cash equivalents (2)	2,134,976	8,416	1.60	2,410,081	8,227	1.35	8,469	7	0.34

Total interest-earning assets	44,492,475	404,325	3.64	43,854,533	390,370	3.56	43,418,351	399,119	3.68
Non-interest-earning assets	4,369,908			4,320,513			5,317,958

Total assets	$48,862,383			$48,175,046			$48,736,309

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,627,483	$34,369	1.10%	$12,304,413	$27,567	0.89%	$13,213,490	$19,709	0.60%
Savings accounts	5,063,110	7,221	0.58	5,166,477	7,378	0.57	5,250,724	6,810	0.53
Certificates of deposit	8,804,862	30,515	1.41	8,595,905	28,569	1.32	7,687,089	22,131	1.17

Total interest-bearing deposits	26,495,455	72,105	1.10	26,066,795	63,514	0.97	26,151,303	48,650	0.75
Borrowed funds	12,927,318	61,922	1.94	12,374,681	55,882	1.79	13,395,369	55,552	1.68

Total interest-bearing liabilities	39,422,773	134,027	1.38	38,441,476	119,396	1.23	39,546,672	104,202	1.07
Non-interest-bearing deposits	2,401,542			2,665,971			2,735,560
Other liabilities	247,498			311,277			218,726

Total liabilities	42,071,813			41,418,724			42,500,958
Stockholders’ equity	6,790,570			6,756,322			6,235,351

Total liabilities and stockholders’ equity	$48,862,383			$48,175,046			$48,736,309

Net interest income/interest rate spread		$270,298	2.26%		$270,974	2.33%		$294,917	2.61%

Net interest margin			2.42%			2.48%			2.71%

Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.14x			1.10x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Losses on Non-Covered Loans

The provision for losses on non-covered loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded a $9.6 million provision for non-covered loan losses in the current first quarter, as compared to $2.9 million and $1.8 million in the three months ended December 31, 2017 and March 31, 2017.

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

Non-interest income totaled $22.9 million in the current first quarter, down $2.5 million from the trailing-quarter level and $9.3 million from the year-earlier amount. The year-over-year decrease was impacted by the sale of our mortgage banking operations during the third quarter of last year. For the three months ended March 31, 2017, mortgage banking income totaled $9.8 million compared to zero for the three months ended March 31, 2018. The linked quarter decrease was impacted by lower fee income and other income and a net loss on securities compared to a net gain in the prior quarter. This was partially offset by higher BOLI income.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Fee income	$7,327	$7,776	$7,860
BOLI income	6,804	5,963	6,337
Mortgage banking income	—	—	9,764
Net (loss) gain on securities	(466)	1,009	1,979
FDIC indemnification expense	—	—	(4,636)
Other income:
Peter B. Cannell & Co., Inc.	5,200	5,514	5,533
Third-party investment product sales	3,075	3,509	3,169
Other	917	1,572	2,166

Total other income	9,192	10,595	10,868

Total non-interest income	$22,857	$25,343	$32,172

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which consist of compensation and benefits expense, occupancy and equipment expense, and G&A expense, and the amortization of the CDI stemming from certain merger transactions.

Non-interest expense totaled $139.1 million in the current first quarter, a $9.4 million decrease from the trailing-quarter level and a $27.8 million decrease from the year-earlier amount.

The majority of the Company’s non-interest expense consists of operating expenses, which totaled $139.1 million in the current first quarter, as compared to $148.5 million and $166.8 million, respectively, in the trailing and year-earlier periods. The linked-quarter improvement was primarily the result of lower G&A expense due to declines in professional fees and a decline in FDIC deposit insurance premium expenses.

The year-over-year decline was driven by lower compensation and benefits expense due to the sale of our mortgage banking operations in the third quarter of 2017, as well as lower G&A expense, also related to the sale of the mortgage banking operations and lower professional fees.

Income Tax Expense

Income tax expense totaled $37.9 million in the current first quarter, $29.5 million higher than the trailing-quarter level and $22.3 million lower than the year-earlier first-quarter amount.

The Company recorded an effective tax rate of 26.25% during the current first quarter.

The income tax expense recorded in the fourth quarter of last year reflected a one-time net benefit of $42 million as a result of the Tax Cuts and Jobs Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 74-78 of our 2017 Annual Report on Form 10-K, filed with the SEC on March 2, 2018. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Management of Market and Interest Rate Risk” earlier in this quarterly report.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as such factors could materially affect the Company’s business, financial condition, or future results of operations. There have been no material changes to the risk factors disclosed in the Company’s 2017 Annual Report on Form 10-K.

The risks described in the 2017 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

During the three months ended March 31, 2018, the Company allocated $1.7 million toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
First Quarter 2018	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	769	$13.32	$10
February 1 – February 28	5,279	13.35	70
March 1 – March 31	120,435	13.58	1,635

Total shares repurchased	126,483	13.57	$1,715

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at March 31, 2018. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017. (4)

3.5	Amended and Restated Bylaws. (5)

4.1	Specimen Stock Certificate. (6)

4.2	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (7)

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

11.0	Computation of Earnings per Common Share (See Note 2 to the Consolidated Financial Statements).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated herein by reference to 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).
(6)	The “Series A Preferred Stock” represents the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1,000 per share. The form of certificate representing such Stock is incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017 (File No. 1-31565).
(7)	The “Depositary Shares” are securities each representing a 1⁄40th interest in a share of the Company’s Series A Preferred Stock and were issued by the Company in March 2017. The form of depositary receipt representing such Depositary Shares is incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2018	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 10, 2018	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer