Form 10-Q
period 2018-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2018-08-08
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

490,360,806
Number of shares of common stock outstanding at August 2, 2018

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2018

GLOSSARY

BASIS POINT

Throughout this filing, the changes that occur in certain financial measures are reported in terms of basis points. Each basis point is equal to one hundredth of a percentage point, or 0.01%.

BOOK VALUE PER COMMON SHARE

Book value per common share refers to the amount of common stockholders’ equity attributable to each outstanding share of common stock, and is calculated by dividing total stockholders’ equity less preferred stock at the end of a period, by the number of shares outstanding at the same date.

BROKERED DEPOSITS

Refers to funds obtained, directly or indirectly, by or through deposit brokers that are then deposited into one or more deposit accounts.

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

NON-PERFORMING LOANS AND ASSETS

Non-performing loans consist of non-accrual loans and loans that are 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans, OREO, and repossessed assets.

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

SYSTEMICALLY IMPORTANT FINANCIAL INSTITUTION

A bank holding company with total consolidated assets that average more than $250 billion over the four most recent quarters is designated a “Systemically Important Financial Institution” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as revised by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018.

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

LIST OF ABBREVIATIONS AND ACRONYMS

ADC - Acquisition, development, and construction loan	FHLB-NY - Federal Home Loan Bank of New York

ALCO - Asset and Liability Management Committee	FOMC - Federal Open Market Committee

AMT - Alternative minimum tax	FRB - Federal Reserve Board

AmTrust - AmTrust Bank	FRB-NY - Federal Reserve Bank of New York

AOCL - Accumulated other comprehensive loss	Freddie Mac - Federal Home Loan Mortgage Corporation

ASC - Accounting Standards Codification	FTEs - Full-time equivalent employees

ASU - Accounting Standards Update	GAAP - U.S. generally accepted accounting principles

BOLI - Bank-owned life insurance	GNMA - Government National Mortgage Association

BP - Basis point(s)	GSEs - Government-sponsored enterprises

C&I - Commercial and industrial loan	HQLAs - High-quality liquid assets

CCAR - Comprehensive Capital Analysis and Review	IRLCs - Interest rate lock commitments

CDs - Certificates of deposit	LCR - Liquidity coverage ratio

CFPB - Consumer Financial Protection Bureau	LSA - Loss Share Agreements

CMOs - Collateralized mortgage obligations	LTV - Loan-to-value ratio

CMT - Constant maturity treasury rate	MBS – Mortgage-backed securities

CPI - Consumer Price Index	MSRs - Mortgage servicing rights

CPR - Constant prepayment rate	NIM - Net interest margin

CRA - Community Reinvestment Act	NOL - Net operating loss

CRE - Commercial real estate loan	NPAs - Non-performing assets

Desert Hills - Desert Hills Bank	NPLs - Non-performing loans

DIF - Deposit Insurance Fund	NPV - Net Portfolio Value

DFA - Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSDFS - New York State Department of Financial Services

DSCR - Debt service coverage ratio	NYSE - New York Stock Exchange

EPS - Earnings per common share	OCC - Office of the Comptroller of the Currency

ERM - Enterprise Risk Management	OFAC - Office of Foreign Assets Control

ESOP - Employee Stock Ownership Plan	OREO - Other real estate owned

Fannie Mae - Federal National Mortgage Association	OTTI - Other-than-temporary impairment

FASB - Financial Accounting Standards Board	PCI - Purchased credit-impaired loans

FDI Act - Federal Deposit Insurance Act	SEC - U.S. Securities and Exchange Commission

FDIC - Federal Deposit Insurance Corporation	SIFI - Systemically Important Financial Institution

FHLB - Federal Home Loan Bank	TDRs - Troubled debt restructurings

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets:
Cash and cash equivalents	$2,204,397	$2,528,169
Securities:
Debt securities available-for-sale ($842,424 and $1,263,227 pledged, respectively)	4,122,883	3,531,427
Equity investments with readily determinable fair values, at fair value	31,766	--

Total securities	4,154,649	3,531,427

Loans held for sale	--	35,258
Loans held for investment, net of deferred loan fees and costs	39,447,825	38,387,971
Less: Allowance for loan losses	(160,652)	(158,046)

Loans held for investment, net	39,287,173	38,229,925

Total loans, net	39,287,173	38,265,183
Federal Home Loan Bank stock, at cost	653,075	603,819
Premises and equipment, net	359,725	368,655
Goodwill	2,436,131	2,436,131
Mortgage servicing rights ($2,505 and $2,729 measured at fair value, respectively)	4,362	6,100
Bank-owned life insurance	971,795	967,173
Other real estate owned and other repossessed assets	14,204	16,400
Other assets	383,659	401,138

Total assets	$50,469,170	$49,124,195

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$11,830,315	$12,936,301
Savings accounts	4,920,967	5,210,001
Certificates of deposit	10,306,519	8,643,646
Non-interest-bearing accounts	2,498,044	2,312,215

Total deposits	29,555,845	29,102,163

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,234,500	12,104,500
Repurchase agreements	200,000	450,000

Total wholesale borrowings	13,434,500	12,554,500
Junior subordinated debentures	359,339	359,179

Total borrowed funds	13,793,839	12,913,679
Other liabilities	330,134	312,977

Total liabilities	43,679,818	42,328,819

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 489,072,101 shares issued; and 490,379,705 and 488,490,352 shares outstanding, respectively)	4,904	4,891
Paid-in capital in excess of par	6,082,394	6,072,559
Retained earnings	271,559	237,868
Treasury stock, at cost (59,365 and 581,749 shares, respectively)	(757)	(7,615)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $3,757 and $(27,961), respectively	(9,069)	39,188
Net unrealized loss on the non-credit portion of OTTI losses on securities, net of tax of $2,517 and $3,338, respectively	(6,042)	(5,221)
Net unrealized loss on pension and post-retirement obligations, net of tax of $21,057 and $32,121, respectively	(56,477)	(49,134)

Total accumulated other comprehensive loss, net of tax	(71,588)	(15,167)

Total stockholders’ equity	6,789,352	6,795,376

Total liabilities and stockholders’ equity	$50,469,170	$49,124,195

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income:
Mortgage and other loans	$368,456	$361,330	$724,373	$719,732
Securities and money market investments	48,876	37,745	97,284	78,462

Total interest income	417,332	399,075	821,657	798,194

Interest Expense:
Interest-bearing checking and money market accounts	40,380	24,084	74,749	43,793
Savings accounts	6,630	7,150	13,851	13,960
Certificates of deposit	39,534	24,006	70,049	46,137
Borrowed funds	66,833	56,066	128,755	111,618

Total interest expense	153,377	111,306	287,404	215,508

Net interest income	263,955	287,769	534,253	582,686
Provision for losses on non-covered loans	4,714	11,645	14,285	13,432
Recovery of losses on covered loans	--	(17,906)	--	(23,701)

Net interest income after provision for (recovery of) loan losses	259,241	294,030	519,968	592,955

Non-Interest Income:
Fee income	7,492	8,151	14,819	16,011
Bank-owned life insurance	6,318	6,519	13,122	12,856
Mortgage banking income	--	8,196	--	17,960
Net (loss) gain on securities	(303)	26,936	(769)	28,915
FDIC indemnification expense	--	(14,325)	--	(18,961)
Other	9,199	14,960	18,391	25,828

Total non-interest income	22,706	50,437	45,563	82,609

Non-Interest Expense:
Operating expenses:
Compensation and benefits	80,314	93,512	164,289	189,718
Occupancy and equipment	25,026	23,403	49,910	48,462
General and administrative	32,802	46,820	63,050	92,344

Total operating expenses	138,142	163,735	277,249	330,524
Amortization of core deposit intangibles	--	30	--	184

Total non-interest expense	138,142	163,765	277,249	330,708

Income before income taxes	143,805	180,702	288,282	344,856
Income tax expense	36,451	65,447	74,376	125,644

Net income	107,354	115,255	213,906	219,212
Preferred stock dividends	8,207	8,207	16,414	8,207

Net income available to common shareholders	$99,147	$107,048	$197,492	$211,005

Basic earnings per common share	$0.20	$0.22	$0.40	$0.43

Diluted earnings per common share	$0.20	$0.22	$0.40	$0.43

Net income	$107,354	$115,255	$213,906	$219,212
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $7,111; $(38,189); $31,718; and $(38,542), respectively	(17,119)	53,538	(48,257)	54,033
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $0; $0; $(821); and $(13), respectively	--	1	(821)	20
Change in pension and post-retirement obligations, net of tax of $(547); $(869); $(11,064) and $(1,741), respectively	1,313	1,219	(7,343)	2,437
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $770	--	--	--	(1,078)

Total other comprehensive (loss) income, net of tax	(15,806)	54,758	(56,421)	55,412

Total comprehensive income, net of tax	$91,548	$170,013	$157,485	$274,624

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the
Six Months Ended
June 30, 2018
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$502,840

Balance at end of period	502,840

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,891
Shares issued for restricted stock awards (1,366,969 shares)	13

Balance at end of period	4,904

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,072,559
Shares issued for restricted stock awards, net of forfeitures	(8,879)
Compensation expense related to restricted stock awards	18,714

Balance at end of period	6,082,394

Retained Earnings:
Balance at beginning of year	237,868
Net income	213,906
Dividends paid on common stock ($0.34 per share)	(166,607)
Dividends paid on preferred stock ($31.88 per share)	(16,414)
Effect of adopting ASU No. 2016-01	260
Effect of adopting ASU No. 2018-02	2,546

Balance at end of period	271,559

Treasury Stock, at Cost:
Balance at beginning of year	(7,615)
Purchase of common stock (150,250 shares)	(2,008)
Shares issued for restricted stock awards (672,634 shares)	8,866

Balance at end of period	(757)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(15,167)
Effect of adopting ASU No. 2018-02	(2,546)
Other comprehensive loss, net of tax	(53,875)

Balance at end of period	(71,588)

Total stockholders’ equity	$6,789,352

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$213,906	$219,212
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	14,285	(10,269)
Depreciation	16,549	16,001
Amortization of discounts and premiums, net	(3,095)	(2,130)
Amortization of core deposit intangibles	--	184
Net gain on sales of securities	--	(28,915)
Gain on trading securities activity	(178)	--
Net gain on sales of loans	(178)	(10,501)
Stock-based compensation	18,714	18,195
Deferred tax expense	4,620	27,766
Changes in operating assets and liabilities:
Decrease in other assets	10,140	101,612
Increase in other liabilities	36,492	51,393
Purchases of securities held for trading	(113,615)	--
Proceeds from sales of securities held for trading	113,793	--
Origination of loans held for sale	--	(1,122,084)
Proceeds from sales of loans originated for sale	35,258	1,275,991

Net cash provided by operating activities	346,691	536,455

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	--	175,375
Proceeds from repayment of securities available for sale	416,555	2,614
Proceeds from sales of securities held to maturity	--	547,925
Proceeds from sales of securities available for sale	--	139,009
Purchase of securities held to maturity	--	(13,030)
Purchase of securities available for sale	(1,116,898)	(84,000)
Redemption of Federal Home Loan Bank stock	51,139	65,161
Purchases of Federal Home Loan Bank stock	(100,395)	(63,294)
Proceeds from bank-owned life insurance	9,457	--
Proceeds from sales of loans	78,058	364,164
Other changes in loans, net	(1,149,413)	(89,365)
Purchase of premises and equipment, net	(7,619)	(22,648)

Net cash (used in) provided by investing activities	(1,819,116)	1,021,911

Cash Flows from Financing Activities:
Net increase in deposits	453,682	5,662
Net decrease in short-term borrowed funds	--	(460,000)
Proceeds from long-term borrowed funds	3,450,000	--
Repayments of long-term borrowed funds	(2,570,000)	(850,000)
Net proceeds from issuance of preferred stock	--	502,840
Cash dividends paid on common stock	(166,607)	(166,031)
Cash dividends paid on preferred stock	(16,414)	(8,207)
Payments relating to treasury shares received for restricted stock award tax payments	(2,008)	(10,634)

Net cash provided by (used in) financing activities	1,148,653	(986,370)

Net (decrease) increase in cash and cash equivalents	(323,772)	571,996
Cash and cash equivalents at beginning of period	2,528,169	557,850

Cash and cash equivalents at end of period	$2,204,397	$1,129,846

Supplemental information:
Cash paid for interest	$280,653	$214,315
Cash paid for income taxes	13,884	67,651
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$2,461	$9,558
Transfer of loans from held for investment to held for sale	77,880	1,843,765
Shares issued for restricted stock awards	8,879	10,312
Securities transferred from held to maturity to available for sale	--	3,040,305

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

Reflecting its growth through acquisitions, the Community Bank currently operates 223 branches, two of which operate directly under the Community Bank name. The remaining 221 Community Bank branches operate through seven divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

The Commercial Bank currently operates 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York), including 18 branches that operate under the Atlantic Bank name.

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to GAAP and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowances for loan losses and the evaluation of goodwill for impairment.

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

Note 2. Computation of Earnings per Common Share

Basic EPS is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if outstanding in-the-money stock options were exercised and converted into common stock.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Net income available to common shareholders	$99,147	$107,048	$197,492	$211,005
Less: Dividends paid on and earnings allocated to participating securities	(1,267)	(873)	(2,524)	(1,693)

Earnings applicable to common stock	$97,880	$106,175	$194,968	$209,312

Weighted average common shares outstanding	488,530,527	487,282,404	488,336,395	486,899,209

Basic earnings per common share	$0.20	$0.22	$0.40	$0.43

Earnings applicable to common stock	$97,880	$106,175	$194,968	$209,312

Weighted average common shares outstanding	488,530,527	487,282,404	488,336,395	486,899,209
Potential dilutive common shares	--	--	--	--

Total shares for diluted earnings per share computation	488,530,527	487,282,404	488,336,395	486,899,209

Diluted earnings per common share and common share equivalents	$0.20	$0.22	$0.40	$0.43

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Six Months Ended June 30, 2018
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale	$--	Net (loss) gain on securities
	--	Income tax expense

	$--	Total net (loss) gain on securities

Amortization of defined benefit pension plan items:

Past service liability	$124	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(3,744)	Included in the computation of net periodic (credit) expense (2)

	(3,620)	Total before tax
	1,065	Tax benefit

	$(2,555)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(2,555)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at June 30, 2018 and December 31, 2017:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gain	Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,936,949	$11,307	$24,840	$1,923,416
GSE CMOs	658,435	5,755	4,418	659,772

Total mortgage-related debt securities	$2,595,384	$17,062	$29,258	$2,583,188

Other Debt Securities:
U. S. Treasury securities	$199,839	$--	$143	$199,696
GSE debentures	562,866	929	9,146	554,649
Asset-backed securities (1)	280,755	201	158	280,798
Municipal bonds	69,546	178	2,119	67,605
Corporate bonds	379,069	9,922	898	388,093
Capital trust notes	48,252	6,478	5,876	48,854

Total other debt securities	$1,540,327	$17,708	$18,340	$1,539,695

Total debt securities available for sale (2)	$4,135,711	$34,770	$47,598	$4,122,883

Equity securities:
Preferred stock	$15,292	$--	$184	$15,108
Mutual funds and common stock (3)	16,874	346	562	16,658

Total equity securities	$32,166	$346	$746	$31,766

Total securities	$4,167,877	$35,116	$48,344	$4,154,649

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At June 30, 2018, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.
(3)	Primarily consists of mutual funds that are CRA-qualified investments.

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gain	Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,023,677	$46,364	$1,199	$2,068,842
GSE CMOs	536,284	14,446	826	549,904

Total mortgage-related securities	$2,559,961	$60,810	$2,025	$2,618,746

Other Securities:
U. S. Treasury obligations	$199,960	$--	$62	$199,898
GSE debentures	473,879	2,044	2,665	473,258
Municipal bonds	70,381	540	801	70,120
Corporate bonds	79,702	11,073	--	90,775
Capital trust notes	48,230	6,498	8,632	46,096
Preferred stock	15,292	142	--	15,434
Mutual funds and common stock (1)	16,874	487	261	17,100

Total other securities	$904,318	$20,784	$12,421	$912,681

Total securities available for sale (2)	$3,464,279	$81,594	$14,446	$3,531,427

(1)	Primarily consists of mutual funds that are CRA-qualified investments.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.

At June 30, 2018 and December 31, 2017, respectively, the Company had $653.1 million and $603.8 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the six months ended June 30, 2018 and 2017:

	For the Six Months Ended
	June 30,
(in thousands)	2018	2017
Gross proceeds	$--	$139,009
Gross realized gains	--	1,986

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

For the
Six Months Ended
(in thousands)	June 30, 2018
Beginning credit loss amount as of December 31, 2017	$196,333
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increase in cash flows on debt securities	30

Ending credit loss amount as of June 30, 2018	$196,303

The following table summarizes, by contractual maturity, the amortized cost of securities at June 30, 2018:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities: (3)
Due within one year	$--	--%	$199,839	1.70%	$149	6.51%	$--	--%	$199,846
Due from one to five years	1,219,407	3.34	6,950	3.84	293	6.63	48,648	3.86	1,283,154
Due from five to ten years	557,628	3.39	471,325	3.11	--	--	330,421	3.98	1,359,372
Due after ten years	818,349	2.94	84,591	3.09	69,104	2.88	329,007	3.24	1,280,511

Total debt securities available for sale	$2,595,384	3.22%	$762,705	2.74%	$69,546	2.90%	$708,076	3.63%	$4,122,883

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2018:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury securities	$199,695	$143	$--	$--	$199,695	$143
U. S. Government agency and GSE obligations	524,847	9,146	--	--	524,847	9,146
GSE certificates	959,158	23,556	19,434	1,284	978,592	24,840
GSE CMOs	329,114	4,418	--	--	329,114	4,418
Asset-backed securities	112,408	158	--	--	112,408	158
Municipal bonds	--	--	50,087	2,119	50,087	2,119
Corporate bonds	293,218	898	--	--	293,218	898
Capital trust notes	--	--	37,883	5,876	37,883	5,876
Equity securities	19,089	211	11,271	535	30,360	746

Total temporarily impaired securities	$2,437,529	$38,530	$118,675	$9,814	$2,556,204	$48,344

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2017:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Available-for-Sale Securities:
GSE certificates	$232,546	$535	$20,440	$664	$252,986	$1,199
GSE debentures	333,045	2,665	--	--	333,045	2,665
GSE CMOs	118,694	826	--	--	118,694	826
U. S. Treasury obligations	199,898	62	--	--	199,898	62
Municipal bonds	11,169	259	41,054	542	52,223	801
Capital trust notes	--	--	35,105	8,632	35,105	8,632
Equity securities	--	--	11,545	261	11,545	261

Total temporarily impaired available-for-sale securities	$895,352	$4,347	$108,144	$10,099	$1,003,496	$14,446

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

At June 30, 2018, the Company had unrealized losses on certain GSE obligations, U.S. Treasury obligations, municipal bonds, corporate bonds, asset-backed securities, capital trust notes, and equity securities. The unrealized losses on the Company’s GSE obligations, U.S. Treasury obligations, municipal bonds, corporate bonds, asset-backed securities and capital trust notes at June 30, 2018 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at June 30, 2018 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other-than-temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at both June 30, 2018 and December 31, 2017 consisted of six agency mortgage-related securities, five capital trust notes, three municipal bonds, and one mutual fund. At June 30, 2018, the fair value of securities having a continuous loss position for twelve months or more was 7.6% below the collective amortized cost of $128.5 million. At December 31, 2017, the fair value of such securities was 8.5% below the collective amortized cost of $118.2 million. At June 30, 2018 and December 31, 2017, the combined market value of the respective securities represented unrealized losses of $9.8 million and $10.1 million, respectively.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans Held for Investment:
Mortgage Loans:
Multi-family	$29,211,541	74.10%	$28,074,709	73.19%
Commercial real estate	7,153,868	18.15	7,322,226	19.09
One-to-four family	449,419	1.14	477,228	1.24
Acquisition, development, and construction	424,827	1.08	435,825	1.14

Total mortgage loans held for investment	$37,239,655	94.47	$36,309,988	94.66

Other Loans:
Commercial and industrial	1,535,618	3.90	1,377,964	3.59
Lease financing, net of unearned income of $59,088 and $65,041, respectively	634,821	1.61	662,610	1.73

Total commercial and industrial loans (1)	2,170,439	5.51	2,040,574	5.32
Other	8,663	0.02	8,460	0.02

Total other loans held for investment	2,179,102	5.53	2,049,034	5.34

Total loans held for investment	$39,418,757	100.00%	$38,359,022	100.00%

Net deferred loan origination costs	29,068		28,949
Allowance for losses on non-covered loans	(160,652)		(158,046)

Loans held for investment, net	$39,287,173		$38,229,925

Loans held for sale	--		35,258

Total loans, net	$39,287,173		$38,265,183

(1)

Includes specialty finance loans and leases of $1.7 billion at June 30, 2018 and December 31, 2017, and other C&I loans of $491.7 million and $500.8 million, respectively, at June 30, 2018 and December 31, 2017.

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

To a lesser extent, the Company also originates ADC loans for investment. One-to-four family loans held for investment were originated through the Company’s former mortgage banking operation and primarily consisted of jumbo prime adjustable rate mortgages made to borrowers with a solid credit history.

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

Included in loans held for investment at June 30, 2018 were loans of $55.6 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Loans Held for Sale

At June 30, 2018 the Company had no loans held for sale as compared to $35.3 million at December 31, 2017. At December 31, 2017, all loans held for sale were one-to-four family loans.

Asset Quality

The following table presents information regarding the quality of the Company’s loans held for investment at June 30, 2018:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$5	$5,408	$--	$5,413	$29,206,128	$29,211,541
Commercial real estate	--	4,917	--	4,917	7,148,951	7,153,868
One-to-four family	214	1,669	--	1,883	447,536	449,419
Acquisition, development, and construction	--	--	--	--	424,827	424,827
Commercial and industrial(1) (2)	1,994	44,483	--	46,477	2,123,962	2,170,439
Other	4,065	4	--	4,069	4,594	8,663

Total	$6,278	$56,481	$--	$62,759	$39,355,998	$39,418,757

(1)	Includes $2.0 million and $43.5 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2017:

			Loans
			90 Days or More
	Loans	Non-	Delinquent and	Total
	30-89 Days	Accrual	Still Accruing	Past Due	Current	Total Loans
(in thousands)	Past Due	Loans	Interest	Loans	Loans	Receivable
Multi-family	$1,258	$11,078	$--	$12,336	$28,062,373	$28,074,709
Commercial real estate	13,227	6,659	--	19,886	7,302,340	7,322,226
One-to-four family	585	1,966	--	2,551	474,677	477,228
Acquisition, development, and construction	--	6,200	--	6,200	429,625	435,825
Commercial and industrial(1) (2)	2,711	47,768	--	50,479	1,990,095	2,040,574
Other	8	11	--	19	8,441	8,460

Total	$17,789	$73,682	$--	$91,471	$38,267,551	$38,359,022

(1)	Includes $2.7 million and $46.7 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at June 30, 2018:

	Mortgage Loans					Other Loans
				Acquisition,
			One-to-	Development,	Total	Commercial
	Multi-	Commercial	Four	and	Mortgage	and		Total Other
(in thousands)	Family	Real Estate	Family	Construction	Loans	Industrial(1)	Other	Loans
Credit Quality Indicator:
Pass	$29,019,539	$7,101,257	$444,093	$341,154	$36,906,043	$2,080,569	$8,659	$2,089,228
Special mention	172,517	46,973	3,657	74,121	297,268	16,302	--	16,302
Substandard	19,485	5,638	1,669	9,552	36,344	73,568	4	73,572
Doubtful	--	--	--	--	--	--	--	--

Total	$29,211,541	$7,153,868	$449,419	$424,827	$37,239,655	$2,170,439	$8,663	$2,179,102

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2017:

	Mortgage Loans					Other Loans
				Acquisition,
			One-to-	Development,	Total	Commercial
	Multi-	Commercial	Four	and	Mortgage	and		Total Other
(in thousands)	Family	Real Estate	Family	Construction	Loans	Industrial(1)	Other	Loans
Credit Quality Indicator:
Pass	$27,874,330	$7,255,100	$471,571	$344,040	$35,945,041	$1,925,527	$8,449	$1,933,976
Special mention	125,752	47,123	3,691	76,033	252,599	20,883	--	20,883
Substandard	74,627	20,003	1,966	15,752	112,348	94,164	11	94,175
Doubtful	--	--	--	--	--	--	--	--

Total	$28,074,709	$7,322,226	$477,228	$435,825	$36,309,988	$2,040,574	$8,460	$2,049,034

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2018, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $39.9 million; loans on which forbearance agreements were reached amounted to $1.8 million.

The following table presents information regarding the Company’s TDRs as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$816	$5,174	$5,990	$824	$8,061	$8,885
Commercial real estate	--	356	356	--	368	368
One-to-four family	--	1,043	1,043	--	1,066	1,066
Acquisition, development, and construction	9,552	--	9,552	8,652	--	8,652
Commercial and industrial	--	24,759	24,759	177	26,408	26,585

Total	$10,368	$31,332	$41,700	$9,653	$35,903	$45,556

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended June 30, 2018 and 2017 are summarized as follows:

	For the Three Months Ended June 30, 2018
				Weighted Average
				Interest Rate
		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Pre-	Post-	Charge-off	Capitalized
(dollars in thousands)	of Loans	Investment	Investment	Modification	Modification	Amount	Interest
Loan Category:
Commercial and industrial	6	$2,613	$1,420	3.27%	3.05%	$1,158	$--

	For the Three Months Ended June 30, 2017
				Weighted Average
				Interest Rate
		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Pre-	Post-	Charge-off	Capitalized
(dollars in thousands)	of Loans	Investment	Investment	Modification	Modification	Amount	Interest
Loan Category:
One-to-four family	3	$544	$657	5.90%	2.00%	$--	$7
Commercial and industrial	13	22,752	18,722	3.49	3.45	825	--

Total	16	$23,296	$19,379			$825	$7

The financial effects of the Company’s TDRs for the six months ended June 30, 2018 and 2017 are summarized as follows:

	For the Six Months Ended June 30, 2018
				Weighted Average
				Interest Rate
		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Pre-	Post-	Charge-off	Capitalized
(dollars in thousands)	of Loans	Investment	Investment	Modification	Modification	Amount	Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$--	$--
Commercial and industrial	12	5,780	3,174	3.27	3.14	2,476	--

Total	13	$6,680	$4,074			$2,476	$--

	For the Six Months Ended June 30, 2017
				Weighted Average
				Interest Rate
		Pre-Modification	Post-Modification
	Number	Recorded	Recorded	Pre-	Post-	Charge-off	Capitalized
(dollars in thousands)	of Loans	Investment	Investment	Modification	Modification	Amount	Interest
Loan Category:
Multi-family	4	$809	$994	5.93%	2.21%	$--	$12
Commercial and industrial	30	30,714	23,151	3.45	3.45	4,104	--

Total	34	$31,523	$24,145			$4,104	$12

At June 30, 2018, six C&I loans, in the amount of $1.7 million that had been modified as a TDR during the twelve months ended at that date were in payment default.

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

Note 6. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at June 30, 2018:
Loans individually evaluated for impairment	$--	$39	$39
Loans collectively evaluated for impairment	129,697	30,916	160,613

Total	$129,697	$30,955	$160,652

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2017:
Loans collectively evaluated for impairment	$128,275	$29,771	$158,046

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2018:
Loans individually evaluated for impairment	$20,886	$45,348	$66,234
Loans collectively evaluated for impairment	37,218,769	2,133,754	39,352,523

Total	$37,239,655	$2,179,102	$39,418,757

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2017:
Loans individually evaluated for impairment	$31,747	$48,810	$80,557
Loans collectively evaluated for impairment	36,278,241	2,000,224	38,278,465

Total	$36,309,988	$2,049,034	$38,359,022

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Six Months Ended June 30,
	2018			2017 (1)
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$128,275	$29,771	$158,046	$125,416	$32,874	$158,290
Charge-offs	(5,444)	(7,404)	(12,848)	(90)	(17,646)	(17,736)
Recoveries	229	940	1,169	180	517	697
Provision for (recovery of) non-covered loan losses	6,637	7,648	14,285	(3,785)	17,217	13,432

Balance, end of period	$129,697	$30,955	$160,652	$121,721	$32,962	$154,683

(1)	Represents allowance for losses on non-covered loans, excluding PCI loans.

The following table presents additional information about the Company’s impaired loans at June 30, 2018:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance:
Multi-family	$5,990	$8,778	$--	$7,771	$227
Commercial real estate	3,675	8,790	--	3,811	29
One-to-four family	1,669	1,722	--	1,861	24
Acquisition, development, and construction	9,552	10,452	--	11,619	287
Other	45,309	106,995	--	46,962	1,504

Total impaired loans with no related allowance	$66,195	$136,737	$--	$72,024	$2,071

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	--	--	--	--	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Other	39	39	39	26	4

Total impaired loans with an allowance recorded	$39	$39	$39	$26	$4

Total impaired loans:
Multi-family	$5,990	$8,778	$--	$7,771	$227
Commercial real estate	3,675	8,790	--	3,811	29
One-to-four family	1,669	1,722	--	1,861	24
Acquisition, development, and construction	9,552	10,452	--	11,619	287
Other	45,348	107,034	39	46,988	1,508

Total impaired loans	$66,234	$136,776	$39	$72,050	$2,075

The following table presents additional information about the Company’s impaired loans at December 31, 2017:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
Impaired loans with no related allowance:
Multi-family	$8,892	$11,470	$--	$9,554	$495
Commercial real estate	5,137	10,252	--	3,522	92
One-to-four family	1,966	2,072	--	2,489	50
Acquisition, development, and construction	15,752	25,952	--	10,976	575
Other	48,810	104,901	--	43,074	2,200

Total impaired loans with no related allowance	$80,557	$154,647	$--	$69,615	$3,412

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	--	--	--	--	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Other	--	--	--	314	--

Total impaired loans with an allowance recorded	$--	$--	$--	$314	$--

Total impaired loans:
Multi-family	$8,892	$11,470	$--	$9,554	$495
Commercial real estate	5,137	10,252	--	3,522	92
One-to-four family	1,966	2,072	--	2,489	50
Acquisition, development, and construction	15,752	25,952	--	10,976	575
Other	48,810	104,901	--	43,388	2,200

Total impaired loans	$80,557	$154,647	$--	$69,929	$3,412

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

	June 30,	December 31,
(in thousands)	2018	2017
Wholesale Borrowings:
FHLB advances	$13,234,500	$12,104,500
Repurchase agreements	200,000	450,000

Total wholesale borrowings	$13,434,500	$12,554,500
Junior subordinated debentures	359,339	359,179

Total borrowed funds	$13,793,839	$12,913,679

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2018:

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
(in thousands)	Continuous	30 Days	30–90 Days	90 Days
GSE obligations	$--	$--	$--	$200,000

At June 30, 2018 and December 31, 2017, the Company had $359.3 million and $359.2 million, respectively, of outstanding junior subordinated deferrable interest debentures (junior subordinated debentures) held by statutory business trusts (the Trusts) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at June 30, 2018:

	Interest
	Rate	Junior
	of Capital	Subordinated	Capital
	Securities	Debentures	Securities
	and	Amount	Amount	Date of		First Optional
Issuer	Debentures	Outstanding	Outstanding	Original Issue	Stated Maturity	Redemption Date
(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,413	$139,062	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	3.941	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	5.591	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	3.987	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$359,339	$346,562

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2018		2017
		Post-		Post-
	Pension	Retirement	Pension	Retirement
(in thousands)	Benefits	Benefits	Benefits	Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1,271	$128	$1,404	$144
Expected return on plan assets	(4,035)	--	(4,073)	--
Amortization of prior-service costs	--	(62)	--	(62)
Amortization of net actuarial loss	1,795	76	2,053	68

Net periodic (credit) expense	$(969)	$142	$(616)	$150

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

	For the Six Months Ended June 30,
	2018		2017
		Post-		Post-
	Pension	Retirement	Pension	Retirement
(in thousands)	Benefits	Benefits	Benefits	Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$2,543	$256	$2,808	$288
Expected return on plan assets	(8,071)	--	(8,146)	--
Amortization of prior-service costs	--	(124)	--	(124)
Amortization of net actuarial loss	3,591	153	4,106	136

Net periodic (credit) expense	$(1,937)	$285	$(1,232)	$300

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2018. The Company does not expect to make any contributions to its pension plan in 2018.

Note 9. Stock-Based Compensation

At June 30, 2018, the Company had a total of 4,822,248 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,458,523 shares of restricted stock during the six months ended June 30, 2018. The shares had an average fair value of $13.59 per share on the date of grant and a vesting period of five years. The six-month amount includes 38,000 shares that were granted in the second quarter with an average fair value of $12.48 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $18.7 million and $18.2 million, respectively, in the six months ended June 30, 2018 and 2017, including $9.0 million and $9.5 million in the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2018:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Unvested at beginning of year	5,574,167	$15.38
Granted	2,458,523	13.59
Vested	(697,482)	15.20
Canceled	(134,420)	15.01

Unvested at end of period	7,200,788	14.79

As of June 30, 2018, unrecognized compensation cost relating to unvested restricted stock totaled $91.9 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2018
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Total
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Adjustments(1)	Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$--	$1,923,416	$--	$ --	$1,923,416
GSE CMOs	--	659,772	--	--	659,772

Total mortgage-related debt securities	$--	$2,583,188	$--	$ --	$2,583,188

Other Debt Securities Available for Sale:
U. S. Treasury securities	$199,696	$--	$--	$ --	$199,696
GSE debentures	--	554,649	--	--	554,649
Asset-backed securities	--	280,798	--	--	280,798
Municipal bonds	--	67,605	--	--	67,605
Corporate bonds	--	388,093	--	--	388,093
Capital trust notes	--	48,854	--	--	48,854

Total other debt securities	$199,696	$1,339,999	$--	$ --	$1,539,695

Total debt securities available for sale	$199,696	$3,923,187	$--	$ --	$4,122,883

Equity securities:
Preferred stock	$15,108	$--	$--	$ --	$15,108
Mutual funds and common stock	--	16,658	--	--	16,658

Total equity securities	$15,108	$16,658	$--	$ --	$31,766

Total securities	$214,804	$3,939,845	$--	$ --	$4,154,649

Other Assets:
Mortgage servicing rights	$--	$--	$2,505	$ --	$2,505

	Fair Value Measurements at December 31, 2017
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	Netting	Total
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Adjustments(1)	Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$2,068,842	$--	$ --	$2,068,842
GSE CMOs		549,904			549,904

Total mortgage-related securities	$--	$2,618,746	$--	$ --	$2,618,746

Other Securities Available for Sale:
U. S. Treasury Obligations	$199,898	$--	$--	$ --	$199,898
GSE debentures	--	473,258	--	--	473,258
Municipal bonds	--	70,120	--	--	70,120
Corporate bonds	--	90,775	--	--	90,775
Capital trust notes	--	46,096	--	--	46,096
Preferred stock	15,434	--	--	--	15,434
Mutual funds and common stock	--	17,100	--	--	17,100

Total other securities	$215,332	$697,349	$--	$ --	$912,681

Total securities available for sale	$215,332	$3,316,095	$--	$ --	$3,531,427

Other Assets:
Loans held for sale	$--	$35,258	$--	$ --	$35,258
Mortgage servicing rights	--	--	2,729	--	2,729

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

Fair Value Option

Loans Held for Sale

The Company had elected the fair value option for its loans held for sale. The loans held for sale at December 31, 2017 consist of one-to-four family none of which were 90 days or more past due at that date.

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	June 30, 2018			December 31, 2017
			Fair Value			Fair Value
	Fair Value	Aggregate	Carrying Amount	Fair Value	Aggregate	Carrying Amount
(in thousands)	Carrying Amount	Unpaid Principal	Less Aggregate Unpaid Principal	Carrying Amount	Unpaid Principal	Less Aggregate Unpaid Principal
Loans held for sale	$--	$--	$--	$35,258	$34,563	$695

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for MSRs for the periods indicated:

	(Loss) Gain Included in
	Income from Changes in Fair Value (1)
	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Mortgage servicing rights	$(70)	$(30,988)	$(224)	$(68,081)

(1)	Included in “Non-interest income.”

Changes in Level 3 Fair Value Measurements

The following tables present, for the six months ended June 30, 2018 and 2017, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

		Total Realized/Unrealized						Change in
		Gains/(Losses) Recorded in						Unrealized
								Gains/(Losses)
	Fair Value					Transfers	Fair Value	Related to
	January 1,	Income/	Comprehensive			to/(from)	at June 30,	Instruments Held at
(in thousands)	2018	(Loss)	(Loss) Income	Issuances	Settlements	Level 3	2018	June 30, 2018
Mortgage servicing rights	$2,729	$(224)	$--	$--	$--	$--	$2,505	$(224)

		Total Realized/Unrealized						Change in
		Gains/(Losses) Recorded in						Unrealized
								Gains/(Losses)
	Fair Value					Transfers	Fair Value	Related to
	January 1,	Income/	Comprehensive			to/(from)	at June 30,	Instruments Held at
(in thousands)	2017	(Loss)	(Loss) Income	Issuances	Settlements	Level 3	2017	June 30, 2017
Mortgage servicing rights	$228,099	$(19,496)	$--	$11,983	$--	$--	$220,586	$(10,348)
Interest rate lock commitments	982	45	--	--	--	--	1,027	1,027

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the six months ended June 30, 2018 or 2017.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, the significant unobservable inputs used in the fair value measurements were as follows:

(dollars in thousands)	Fair Value at June 30, 2018	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Mortgage servicing rights	$2,505	Discounted Cash Flow	Weighted Average Constant Prepayment Rate (1)	10.66%
			Weighted Average Discount Rate	12.00

(1)	Represents annualized loan repayment rate assumptions.

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Certain impaired loans (1)	$--	$--	$42,738	$42,738
Other assets	--	--	--	--

Total	$--	$--	$42,738	$42,738

(1)

Represents the fair value of impaired loans based on the value of the collateral and repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Certain impaired loans (1)	$--	$--	$45,837	$45,837
Other assets (2)	--	--	4,357	4,357

Total	$--	$--	$50,194	$50,194

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2018 and December 31, 2017:

	June 30, 2018
			Fair Value Measurement Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(in thousands)	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$2,204,397	$2,204,397	$2,204,397	$--	$--
FHLB stock (1)	653,075	653,075	--	653,075	--
Loans, net	39,287,173	38,834,022	--	--	38,834,022
Financial Liabilities:
Deposits	$29,555,845	$29,503,131	$19,249,326 (2)	$10,253,805 (3)	$--
Borrowed funds	13,793,839	13,649,155	--	13,649,155	--

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2017
			Fair Value Measurement Using
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(in thousands)	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$2,528,169	$2,528,169	$2,528,169	$--	$--
FHLB stock (1)	603,819	603,819	--	603,819	--
Loans, net	38,265,183	38,254,538	--	--	38,254,538
Financial Liabilities:
Deposits	$29,102,163	$29,044,852	$20,458,517 (2)	$8,586,335 (3)	$--
Borrowed funds	12,913,679	12,780,653	--	12,780,653	--

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2018 and December 31, 2017.

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

The Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities by means of a cumulative-effect adjustment as of January 1, 2018. ASU No. 2016-01 provides targeted improvements to GAAP including, amongst other improvements, the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. FHLB stock, however, is not in the scope of ASU No. 2016-01 and will continue to be presented at historical cost. Upon adoption, an immaterial amount of unrealized losses related to the in-scope equity securities was reclassified from other comprehensive loss to retained earnings and the reclassification of an equity investments from securities available for sale to other assets with its related market value changes reflected in earnings for the six months ended June 30, 2018. In addition, the fair value disclosures for financial instruments in Note 10 are computed using an exit price notion as required by ASU No. 2016-01.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” and the Company will adopt the ASU as of January 1, 2019. ASU No. 2016-02 is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-of-use asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, the ASU includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company’s working group, comprised of associates from disciplines such as Vendor Risk Management, Real Estate, Technology, and Accounting, have made substantial progress in reviewing contractual arrangements for embedded leases in an effort to identify the Company’s full lease population. To date, we have found only a few minor embedded leases in our non-lease contracts. We are presently evaluating all of our leases for compliance with the new lease accounting rules and as a lessor and lessee, we do not anticipate the classification of our leases to change. However, the Company’s assets and liabilities will increase by an immaterial amount based on the present value of remaining lease payments for leases in place at the adoption date. The Company is currently reviewing vendor software solutions to provide a robust lease accounting package that will accurately prepare the financial statement adjustments and enhanced disclosures required by ASU No. 2016-02.

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
•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Six Months Ended
	June 30,	Mar. 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2018	2018	2017	2018	2017
Total Stockholders’ Equity	$6,789,352	$6,780,717	$6,734,778	$6,789,352	$6,734,778
Less: Goodwill	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)
Core deposit intangibles (“CDI”)	-	-	(24)	-	(24)
Preferred stock	(502,840)	(502,840)	(502,840)	(502,840)	(502,840)

Tangible common stockholders’ equity	$3,850,381	$3,841,746	$3,795,783	$3,850,381	$3,795,783

Total Assets	$50,469,170	$49,654,874	$48,347,658	$50,469,170	$48,347,658
Less: Goodwill	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)
CDI	-	-	(24)	-	(24)

Tangible assets	$48,033,039	$47,218,743	$45,911,503	$48,033,039	$45,911,503

Average Common Stockholders’ Equity	$6,286,326	$6,287,730	$6,147,238	$6,287,024	$6,149,251
Less: Average goodwill and CDI	(2,436,131)	(2,436,131)	(2,436,175)	(2,436,131)	(2,436,230)

Average tangible common stockholders’ equity	$3,850,195	$3,851,599	$3,711,063	$3,850,893	$3,713,021

Average Assets	$49,567,386	$48,862,383	$49,069,164	$49,216,789	$48,903,656
Less: Average goodwill and CDI	(2,436,131)	(2,436,131)	(2,436,175)	(2,436,131)	(2,436,230)

Average tangible assets	$47,131,255	$46,426,252	$46,632,989	$46,780,658	$46,467,426

Net Income Available to Common Shareholders	$99,147	$98,345	$107,048	$197,492	$211,005
Add back: Amortization of CDI, net of tax	-	-	18	-	110

Adjusted net income available to common shareholders	$99,147	$98,345	$107,066	$197,492	$211,115

GAAP MEASURES:
Return on average assets	0.87%	0.87%	0.94%	0.87%	0.90%
Return on average common stockholders’ equity	6.31	6.26	6.97	6.28	6.86
Book value per common share	$12.82	$12.80	$12.74	$12.82	$12.74
Common stockholders’ equity to total assets	12.46	12.64	12.89	12.46	12.89

NON-GAAP MEASURES:
Return on average tangible assets	0.91%	0.92%	0.99%	0.91%	0.94%
Return on average tangible common stockholders’ equity	10.30	10.21	11.54	10.26	11.37
Tangible book value per common share	$7.85	$7.83	$7.76	$7.85	$7.76
Tangible common stockholders’ equity to tangible assets	8.02	8.14	8.27	8.02	8.27

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank and New York Commercial Bank. At June 30, 2018, we had total assets of $50.5 billion, total loans of $39.4 billion, deposits of $29.6 billion, and total stockholders’ equity of $6.8 billion.

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

Reflecting our growth through a series of acquisitions, the Community Bank operates 223 branches through seven local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, and Roosevelt Savings Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida, while the Commercial Bank operates 18 of its 30 branches under the divisional name Atlantic Bank.

Now in our 25th year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares.

For the three months ended June 30, 2018, the Company reported net income of $107.4 million, up 1% from the $106.6 million reported for the three months ended March 31, 2018, but down 7% from the $115.3 million reported for the three months ended June 30, 2017. Net income available to common shareholders was $99.1 million for the current second-quarter period, up 1% from the trailing three months and down 7% from the prior year. Diluted EPS for the three months ended June 30, 2018 were $0.20 compared to $0.20 for the three months ended March 31, 2018 and $0.22 for the three months ended June 30, 2017.

For the six months ended June 30, 2018, the Company reported net income of $213.9 million, down 2.4% compared to the $219.2 million for the six months ended June 30, 2017. Net income available to common shareholders was $197.5 million for the current six-month period, down 6.4% from $211.0 million for the year-ago six-month period. In the current six-month period, the Company paid $16.4 million in preferred stock dividends compared to $8.2 million in the year-ago six-month period. Year-to-date 2018, diluted EPS were $0.40, down 7.0% compared to $0.43 year-to-date 2017.

The key trends in the quarter were:

Total Assets Exceeded $50 Billion

With the SIFI threshold having been raised during the current second quarter, total assets increased $1.3 billion from year-end 2017 and $814.3 million or 7% annualized from the previous quarter. Both the year-to-date and linked-quarter growth were the result of growth in the securities portfolio, as well as, continued loan growth.

Continued Growth in our Loan Portfolio

Total loans held for investment grew $1.1 billion from December 31, 2017 to $39.4 billion and $558.4 million or 6% annualized compared to the balance at March 31, 2018. The growth in both periods was driven by our multi-family and C&I portfolios. Multi-family loans increased $555.3 million or 8% on an annualized basis compared to the previous quarter, while the C&I portfolio grew $135.4 million or 27% on an annualized basis.

Originations increased significantly during the second quarter. The Company originated nearly $3 billion in new loans this quarter, up 58% on a year-over-year basis and 22% on a linked-quarter basis. With the exception of one-to-four family and ADC loans, originations increased across the board on a sequential basis, including double-digit growth in the multi-family, CRE, and specialty finance categories.

Re-deployment of Excess Cash

During the current second quarter, we initiated our reinvestment strategy and began re-deploying a portion of our excess cash into higher yielding, shorter duration, variable rate investment securities. Accordingly, the balance of debt securities available-for-sale increased $730.9 million to $4.1 billion compared to the previous quarter, while our cash and cash equivalents balance declined $476.4 million to $2.2 billion as of June 30, 2018.

Operating Expenses Continue to Decline

We experienced further improvements in our operating expense base. Total non-interest expenses for the second quarter of 2018 were $138.1 million. Included in this amount was an approximately $1.0 million write down of taxi medallions held as repossessed assets. Excluding this item, operating expenses would have declined $26.5 million or 16% to $137.2 million compared to the year-ago quarter. For the first six months of the year, operating expenses declined $53 million compared to the first six months of 2017. Our efficiency ratio increased modestly to 48.19% from 47.45% at the previous quarter, due to lower revenues during the current quarter.

Our Net Interest Margin Came In Within Expectations

The NIM for the second quarter of 2018 decreased nine basis points to 2.33% compared to the first quarter of 2018 and declined 32 basis points compared to the second quarter of 2017. Prepayment income increased 12% to $16.4 million compared to the previous quarter and contributed 14 basis points to the second quarter NIM.

Our Asset Quality Remains Pristine

During the current second quarter, NPLs declined 23% to $57 million or 14 basis points of total loans, compared to the previous quarter. Net charge-offs were down 20% sequentially to $5.2 million or one basis point of average loans. Taxi medallion-related net charge-offs were $5.8 million during the current quarter.

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

The following table summarizes the high, low, and average five- and seven-year CMTs in the respective periods:

	Five-Year Constant Maturity Treasury Rate
	June 30,	March 31,	June 30,
	2018	2018	2017
High	2.94%	2.69%	1.94%
Low	2.55	2.25	1.71
Average	2.77	2.53	1.81

	Seven-Year Constant Maturity
	Treasury Rate
	June 30,	March 31,	June 30,
	2018	2018	2017
High	3.07%	2.86%	2.22%
Low	2.67	2.37	1.95
Average	2.87	2.68	2.07

(Source: Bloomberg)

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loan production than they do on other types of loans we produce. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be meaningful. In the second quarter of 2018, prepayment income from loans contributed $15.8 million to interest income; in the trailing and year-earlier quarters, the contribution was $11.8 million and $13.3 million, respectively.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended June 30, 2018, March 31, 2018, and June 30, 2017. While unemployment declined year-over-year in many of these markets, the sequential comparison indicates declines in certain markets and modest increases in three states and New York City.

	For the Month Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Unemployment rate:
United States	4.2%	4.1%	4.5%
New York City	4.3	4.2	4.6
Arizona	4.8	4.6	5.1
Florida	3.9	3.8	4.3
New Jersey	4.3	4.7	4.6
New York	4.2	4.6	4.0
Ohio	5.3	4.3	5.2

(Source: U.S. Department of Labor)

Another key economic indicator is the CPI, which measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Change in prices:	2.9%	2.4%	1.6%

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle. These measures are important in view of the fact that 64.2% of our multi-family loans and 69.1% of our CRE loans are secured by properties in New York, with Manhattan accounting for 25.7% and 50.4% of our multi-family and CRE loans, respectively.

As reflected in the following table, residential rental vacancy rates in New York decreased year-over-year and linked-quarter, while office vacancy rates in Manhattan declined year-over-year and linked quarter.

	For the Three Months Ended
	June 30,	March 31,	June 30,
	2018	2018	2017
Rental Vacancy Rates:
New York residential	5.3%	4.7%	5.1%
Manhattan office	8.1	8.5	10.8

Lastly, the Consumer Confidence Index® decreased to 126.4 in June 2018 from 127.0 in March 2018 , however, the index increased compared to June 2017, when the index stood at 118.9. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the President signed into law, S.2155, also known as the Economic Growth, Regulatory Relief, and Consumer Protection Act. As enacted, S.2155 modifies major provisions of the Dodd-Frank Act and other laws governing regulation of the financial industry. Among other things, S.2155 re-defines the manner by which banks are designated as a SIFI, by increasing the asset threshold to $250 billion from $50 billion, modifies and provides exemptions to certain mortgage lending rules, provides an exemption for certain banks with less than $10 billion in assets from leverage and risk-based capital requirements, creates an exemption from prohibitions on proprietary trading (the “Volcker Rule”), includes various provisions to address consumer protection, as well as several provisions regarding securities exchanges and capital formation. While the Company is not impacted by all the provisions contained within S.2155, it expects to be a main beneficiary of the increase in the SIFI threshold to $250 billion in assets. For NYCB, the increase in this key metric means that we are no longer required to perform stress testing under DFA (“DFAST”), we are exempt from CCAR and LCR requirements, and we will not be subject to resolution planning.

Declaration of Dividend on Common Shares

On July 24, 2018, the Board of Directors declared a quarterly cash dividend of $0.17 per share on our common stock, payable on August 21, 2018 to shareholders of record at the close of business on August 7, 2018.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses; the determination of the amount, if any, of goodwill impairment.

The judgments used by management in applying these critical accounting policies may be influenced by adverse changes in the economic environment, which may result in changes to future financial results.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of probable and estimable losses inherent in the loan portfolio as of the date of the balance sheet. Losses on loans are charged against, and recoveries of losses on loans are credited back to, the allowance for loan losses.

Although loans are held by either the Community Bank or the Commercial Bank, and a separate loan loss allowance is established for each, the total of the two allowances is available to cover all losses incurred. In addition, except as otherwise noted in the following discussion, the process for establishing the allowance for loan losses is largely the same for each of the Community Bank and the Commercial Bank.

The methodology used for the allocation of the allowance for loan losses at June 30, 2018 and December 31, 2017 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for loan losses is established based on management’s evaluation of incurred losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and general valuation allowances.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as impaired when, based on current information and/or events, it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. We apply this classification as necessary to loans individually evaluated for impairment in our portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans to certain borrowers who have experienced financial difficulty and for which the terms have been modified, resulting in a concession, are considered TDRs and are classified as impaired.

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

The historical loss period we use to determine the allowance for loan losses on loans is a rolling 30-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

In order to determine their overall adequacy, each of the respective loan loss allowances is reviewed quarterly by management and the Board of Directors of the Community Bank or the Commercial Bank, as applicable.

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

An allowance for unfunded commitments is maintained separate from the allowances for loan losses and is included in Other liabilities in the Consolidated Statements of Condition.

See Note 6, Allowances for Loan Losses for a further discussion of our allowance for loan losses.

Goodwill Impairment

We have significant intangible assets related to goodwill. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. Our goodwill is evaluated for impairment annually as of year-end or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We had previously identified two reporting units: our Banking Operations reporting unit and our Residential Mortgage Banking reporting unit. On September 29, 2017, the Company sold the Residential Mortgage Banking reporting unit. Our reporting units are the same as our operating segments and reportable segments. If we change our strategy or if market conditions shift, our judgements may change, which may result in adjustments to the recorded goodwill balance.

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

As of June 30, 2018, we had goodwill of $2.4 billion. During the quarter ended June 30, 2018, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2017 using step one of the quantitative test and found no indication of goodwill impairment at that date.

Balance Sheet Summary

Total assets at June 30, 2018 were $50.5 billion, up $1.3 billion or 3% from year-end 2017 and up 7% annualized from the level at March 31, 2018. Total loans held for investment increased $1.1 billion or 3% to $39.4 billion from December 31, 2017 and $558.4 million or 6% annualized compared to the balance at March 31, 2018. As in previous quarters, overall loan growth was driven by our multi-family loans, which ended the quarter at $29.2 billion, up $1.1 billion or 4% compared to the balance at year-end 2017 and $555.3 million or 8% annualized compared to the balance at March 31, 2018.

During the current second quarter, the Company re-deployed a portion of its excess cash position by purchasing investment securities. Accordingly, the balance of available-for-sale securities increased $730.9 million to $4.1 billion compared to the prior quarter and by $591.5 million from year-end 2017, while the balance of cash and cash-equivalents declined to $2.2 billion.

Deposits totaled $29.6 billion at June 30, 2018 and represented a $320.4 million or a 4% annualized sequential increase and a $453.7 million increase on a year-to-date basis. CD balances increased $1.2 billion or 14% on a sequential basis and $1.7 billion year-to-date. The remaining deposit categories declined on both a sequential and year-to-date basis, except for non-interest bearing accounts, which increased $185.8 million on a year-to-date basis. Total borrowed funds were $13.8 billion at June 30, 2018, up $450.1 million or 13% on an annualized basis compared to the balance at March 31, 2018, and increased $880.2 million compared to the balance at December 31, 2017. The entire increase for both periods was related to higher balances of wholesale borrowings.

Total stockholders’ equity at June 30, 2018 was $6.8 billion, unchanged from the level at March 31, 2018 and up $54.6 million from the level at June 30, 2017. Common stockholders’ equity to total assets represented 12.46% at June 30, 2018, compared to 12.64% and 12.89%, at March 31, 2018 and June 30, 2017, respectively. Book value per common share equaled $12.82 at June 30, 2018, compared to $12.80 at March 31, 2018 and $12.74 at June 30, 2017.

Excluding goodwill of $2.4 billion, tangible common stockholders’ equity totaled $3.9 billion at June 30, 2018 compared to $3.8 billion at both March 31, 2018 and June 30, 2017. Tangible common stockholders’ equity to tangible assets was 8.02%, 8.14%, and 8.27%, respectively, at June 30, 2018, March 31, 2018, and June 30, 2017. Tangible book value per share equaled $7.85 at June 30, 2018, $7.83 at March 31, 2018, and $7.76 at June 30, 2017.

Loans

Loans Held for Investment

Loans held for investment, net totaled $39.3 billion at June 30, 2018, a $1.1 billion improvement from year-end 2017 and a $558.9 million or 6% annualized increase from the prior quarter. Both the year-to-date and sequential quarter improvements were driven by growth in the multi-family and C&I loan portfolios. Total multi-family loans grew $555.3 million or 8% on an annualized basis compared to the prior quarter and $1.1 billion on a year-to-date basis. C&I loans increased $134.1 million or 27% on an annualized basis compared to the prior quarter and $129.9 million on a year-to-date basis.

CRE loans declined $99.0 million to $7.2 billion or 5% annualized compared to the first quarter of the year and dropped $168.4 million year-to-date. ADC loans declined $17.0 million sequentially to $424.8 million or 15% on an annualized basis and $11.0 million compared to December 31, 2017.

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

At June 30, 2018, loans secured by multi-family, non-owner occupied CRE, and ADC properties represented 755.2% of the consolidated Banks’ total risk-based capital, within our agreed upon limit of 850%. The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Mortgage Loans Originated for Investment:
Multi-family	$2,070,222	$1,706,211	$952,265	$3,776,433	$1,906,878
Commercial real estate	254,808	177,142	192,072	431,950	442,414
One-to-four family residential	--	2,699	50,697	2,699	94,556
Acquisition, development, and construction	13,804	15,321	20,836	29,125	33,755

Total mortgage loans originated for investment	$2,338,834	$1,901,373	$1,215,870	$4,240,207	$2,477,603

Other Loans Originated for Investment:
Specialty finance	$486,890	$396,889	$498,918	$883,779	$768,082
Other commercial and industrial	119,449	117,614	150,787	237,063	272,942
Other	1,322	878	785	2,200	1,670

Total other loans originated for investment	$607,661	$515,381	$650,490	$1,123,042	$1,042,694

Total loans originated for investment	$2,946,495	$2,416,754	$1,866,360	$5,363,249	$3,520,297

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our Primary Lending Niche.

Multi-family loan originations represented $2.1 billion, or 70.3%, of the held-for-investment loans we produced in the current second quarter, reflecting a year-over-year increase of $1.1 billion or 117% and a linked quarter increase of $364.0 million or 21%. At June 30, 2018, multi-family loans represented $29.2 billion, or 74.1%, of total loans held for investment, reflecting a $1.1 billion increase from the balance at December 31st and a $2.4 billion increase from the balance at June 30, 2017.

The average multi-family loan had a principal balance of $5.9 million at the end of the current second quarter, which was modestly higher than the balance at March 31, 2018 and up 8% from the $5.5 million at June 30, 2017.

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

Our multi-family loans tend to refinance in approximately three years from origination; at June 30, 2018, March 31, 2018, and June 30, 2017, the weighted average life of the multi-family loan portfolio was 2.8 years, 2.7 years, and 3.2 years, respectively.

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

At June 30, 2018, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 64.2% of our multi-family loans were secured by buildings in New York City and 5.4% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

Commercial Real Estate Loans

CRE loans represented $7.2 billion, or 18.2%, of total loans held for investment at the end of the current second quarter, a $99.0 million decrease from the balance at March 31, 2018, and a $386.8 million decrease from the balance at June 30, 2017. CRE loans represented $254.8 million, or 8.6%, of loans originated for investment in the current second quarter, reflecting a linked-quarter increase of $77.7 million and a year-over-year increase of $62.7 million. CRE originations represented $254.8 million or 8.6% of the held-for-investment loans we produced during the current second quarter, reflecting a year-over-year increase of 32.7% and a sequential quarter increase of 43.8%.

At June 30, 2018, the average CRE loan had a principal balance of $5.8 million, up modestly from the average principal balance at both March 31, 2018 and June 30, 2017.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2018, 69.1% of our CRE loans were secured by properties in New York City, while properties on Long Island accounted for 12.0%. Other parts of New York State accounted for 3.0% of the properties securing our CRE credits, while all other states accounted for 15.9%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply. Furthermore, our CRE loans also tend to refinance in approximately three years from origination; the weighted average life of the CRE portfolio was 2.9 years, 2.9 years, and 3.0 years at June 30, 2018, March 31, 2018, and June 30, 2017, respectively.

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

One-to-Four Family Loans

Reflecting our announcement that the Company was exiting the mortgage banking business, the June 30, 2018 balance of one-to-four family loans held for investment was down modestly sequentially to $449.4 million, representing 1.1% of total loans held for investment at that date.

Acquisition, Development, and Construction Loans

The balance of ADC loans decreased $16.9 million to $424.8 million sequentially, representing 1.1% of total held-for-investment loans at the current second-quarter end. In the second quarter of 2018, we originated ADC loans of $13.8 million, a $1.5 million decrease from the trailing-quarter volume and a year-over-year decrease of $7.0 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. We had no losses or recoveries against guarantees for either the six months ended June 30, 2018 or 2017.

C&I Loans

Our C&I loans are divided into two categories: specialty finance loans and leases and other C&I loans, as further described below.

Specialty Finance Loans and Leases

At June 30, 2018, specialty finance loans and leases represented $1.7 billion of total loans held for investment, up $165.7 million or 11% sequentially and up by a comparable amount and percentage on a year-over-year basis. For the three months ended June 30, 2018, we originated $486.9 million of specialty finance loans and leases compared to $396.9 million for the three months ended March 31, 2018 and $498.9 million for the three months ended June 30, 2017.

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

Other C&I Loans

In the three months ended June 30, 2018, other C&I loans totaled $491.7 million, compared to $522.0 million at March 31, 2018 and $566.4 million at June 30, 2017.

Included in the quarter-end balance were taxi medallion-related loans of $85.8 million, representing 0.22% of total held-for-investment loans at June 30, 2018.

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

Other Loans

At June 30, 2018, other loans totaled $8.7 million and consisted primarily of a variety of consumer loans, most of which were overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or lines of credit.

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

At June 30, 2018, the largest loan in our portfolio was a $287.5 million loan originated by the Community Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. As of the date of this report, the loan has been current since origination. The balance of the loan was unchanged from both the prior quarter and the year-ago quarter.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2018:

	At June 30, 2018
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,518,097	25.74%	$3,605,283	50.39%
Brooklyn	4,833,483	16.54	562,502	7.86
Bronx	3,903,828	13.36	94,277	1.32
Queens	2,423,687	8.30	624,429	8.73
Staten Island	78,035	0.27	54,297	0.76

Total New York City	$18,757,130	64.21%	$4,940,788	69.06%

Long Island	542,739	1.86	860,619	12.03
Other New York State	1,037,311	3.55	217,237	3.04
All other states	8,874,361	30.38	1,135,224	15.87

Total	$29,211,541	100.00%	$7,153,868	100.00%

At June 30, 2018, the largest concentration of ADC loans held for investment was located in New York City, with a total of $336.2 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Loans Held for Sale

At June 30, 2018, the Company had no loans held for sale compared to $31.4 million at March 31, 2018 and $1.8 billion at June 30, 2017. The declines are attributable to the Company’s exit from the mortgage banking business in the third quarter of last year.

Outstanding Loan Commitments

At June 30, 2018, we had outstanding loan commitments of $2.4 billion, up $429.7 million from the level at December 31, 2017.

Multi-family, CRE, and ADC loans together represented $888.7 million of held-for-investment loan commitments at the end of the second quarter, while other loans represented $1.5 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $998.1 million and commitments to originate other C&I loans of $380.7 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $386.0 million at June 30, 2018, a $46.6 million increase from the volume at December 31st. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Loans Held for Investment and Repossessed Assets

Non-performing assets represented $70.7 million, or 0.14%, of total assets at June 30, 2018, as compared to $88.8 million, or 0.18% at March 31, 2018 and $91.6 million, or 0.20%, of total assets, at June 30, 2017.

In addition, the Company recorded net charge-offs of $5.2 million during the current second quarter, representing 0.01% of average loans compared to $6.5 million or 0.02% of average loans at March 31, 2018 and $11.4 million or 0.03% of average loans at June 30, 2017.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2017 to June 30, 2018:

			Change from
			December 31, 2017
			to
			June 30, 2018
	June 30,	December 31,
(dollars in thousands)	2018	2017	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$ 5,408	$11,078	$ (5,670)	(51.18)%
Commercial real estate	4,917	6,659	(1,742)	(26.16)
One-to-four family	1,669	1,966	(297)	(15.11)
Acquisition, development, and construction	--	6,200	(6,200)	NM

Total non-accrual mortgage loans	11,994	25,903	(13,909)	(53.70)
Non-accrual other loans (1)	44,487	47,779	(3,292)	(6.89)

Total non-performing loans	$56,481	$73,682	$(17,201)	(23.34)%

(1)	Includes $43.5 million and $46.7 million of non-accrual taxi medallion-related loans at June 30, 2018 and December 31, 2017, respectively.

The following table sets forth the changes in non-performing loans over the six months ended June 30, 2018:

(in thousands)
Balance at December 31, 2017	$73,682
New non-accrual	25,446
Charge-offs	(8,001)
Transferred to other real estate owned	(2,461)

Loan payoffs, including dispositions and principal pay-downs	(32,185)
Restored to performing status	--

Balance at June 30, 2018	$56,481

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2018 and December 31, 2017, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Properties and assets that are acquired through foreclosure are classified as either OREO or repossessed assets, and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property/asset. Subsequent declines in the fair value of OREO or repossessed assets are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal and an environmental assessment of properties classified as OREO before foreclosure, and to re-appraise the properties/assets on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties/assets as quickly and prudently as possible, given current market conditions and the property’s or asset’s condition.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2018. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

In addition, one-to-four family loans, ADC loans, and other loans represented 1.1%, 1.1%, and 5.5%, respectively, of total loans held for investment at June 30, 2018, comparable to, or consistent with, the levels at both December 31, 2017 and June 30, 2017. Furthermore, at the end of the current second quarter, only 2.0% of our other loans and 0.37% of one-to-four family loans were non-performing at that date, while we had no non-performing ADC loans.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2017 to June 30, 2018:

			Change from December 31, 2017 to June 30, 2018
(dollars in thousands)	June 30, 2018	December 31, 2017	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$5	$1,258	$(1,253)	(99.60)%
Commercial real estate	--	13,227	(13,227)	NM
One-to-four family	214	585	(371)	(63.42)
Other loans (1)	6,059	2,719	3,340	122.84

Total loans 30-89 days past due	$6,278	$17,789	$(11,511)	(64.71)%

(1)	Includes $2.0 million and $2.7 million of non-accrual taxi medallion-related loans at June 30, 2018 and December 31, 2017, respectively.

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

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $4.7 million provision for such losses in the current second quarter, as compared to $9.6 million and $11.6 million, respectively, in the trailing and year-earlier three months. Reflecting the second-quarter provision, and the aforementioned net charge-offs, the allowance for losses on loans increased to $160.7 million at June 30, 2018. This represented 0.41% of total loans and 284.44% of non-performing loans at that date.

Based upon all relevant and available information as of the end of the current second quarter, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At June 30, 2018, our three largest non-performing loans were a C&I loan with a balance of $6.0 million, a multi-family loan with a balance of $4.6 million, and a CRE loan with a balance of $1.3 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At June 30, 2018, non-accrual TDRs included taxi medallion-related loans with a combined balance of $24.7 million.

At June 30, 2018, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $39.9 million; loans in connection with which forbearance agreements were reached totaled $1.8 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, CRE loans, and ADC loans were 100%. The success rates for restructured one-to-four family and other loans were 50% and 84%, respectively, at June 30, 2018.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the six months ended June 30, 2018:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2017	$9,653	$35,903	$45,556
New TDRs	900	3,752	4,652
Charge-offs	--	(1,289)	(1,289)
Loan payoffs, including dispositions and principal pay-downs	(185)	(7,034)	(7,219)

Balance at June 30, 2018	$10,368	$31,332	$41,700

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

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan losses, our non-performing assets, and our 30 to 89 days past due loans at June 30, 2018 and December 31, 2017:

(dollars in thousands)	At or For the Six Months Ended June 30, 2018	At or For the Year Ended December 31, 2017
Allowance for Loan Losses:
Balance at beginning of period	$158,046	$156,524
Provision for losses	14,285	60,943
Recovery from allowance on PCI loans	--	1,766
Charge-offs:
Multi-family	(34)	(279)
Commercial real estate	(3,190)	--
One-to-four family residential	--	(96)
Acquisition, development, and construction	(2,220)	--
Other loans	(7,404)	(62,975)

Total charge-offs	(12,848)	(63,350)
Recoveries:
Multi-family	--	28
Commercial real estate	130	408
One-to-four family residential	--	--
Acquisition, development, and construction	99	169
Other loans	940	1,558

Total recoveries	1,169	2,163

Net charge-offs	(11,679)	(61,187)

Balance at end of period	$160,652	$158,046

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$5,408	$11,078
Commercial real estate	4,917	6,659
One-to-four family residential	1,669	1,966
Acquisition, development, and construction	--	6,200

Total non-accrual mortgage loans	$11,994	25,903
Other non-accrual loans	44,487	47,779

Total non-performing loans	$56,481	$73,682
Repossessed assets (1)	14,204	16,400

Total non-performing assets	$70,685	$90,082

Asset Quality Measures:
Non-performing loans to total loans	0.14%	0.19%
Non-performing assets to total assets	0.14	0.18
Allowance for loan losses to non-performing loans	284.44	214.50
Allowance for loan losses to total loans	0.41	0.41
Net charge-offs during the period to average loans outstanding during the period (non-annualized)	0.03	0.16

Loans 30-89 Days Past Due:
Multi-family	$ 5	$ 1,258
Commercial real estate	--	13,227
One-to-four family residential	214	585
Other loans	6,059	2,719

Total loans 30-89 days past due (2)	$ 6,278	$17,789

(1)	Includes $9.0 million and $8.2 million of repossessed taxi medallions at June 30, 2018 and December 31, 2017, respectively.
(2)	Includes $2.0 million and $2.7 million of taxi medallion loans at June 30, 2018 and December 31, 2017, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at June 30, 2018:

(in thousands)
New York	$48,505
New Jersey	6,373
Arizona	892
All other states	711

Total non-performing loans	$56,481

Securities

Securities increased $623.2 million from December 31, 2017 and $730.6 million from March 31, 2018 to $4.2 billion or 8.2% of total assets at June 30, 2018. During the second quarter of 2017, we reclassified our entire securities portfolio as “Available-for-Sale”. Accordingly, at June 30, 2018, March 31, 2018, and December 31, 2017, we had no securities designated as “Held-to-Maturity”.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At June 30, 2018 and December 31, 2017, the Community Bank held FHLB-NY stock in the amount of $650.3 million and $588.7 million, respectively, and the Commercial Bank held FHLB-NY stock of $2.8 million and $15.1 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Community Bank totaled $18.7 million and $15.0 million, respectively, in the six months ended June 30, 2018 and 2017; dividends from the FHLB-NY to the Commercial Bank totaled $470,000 and $486,000, respectively, in the corresponding periods.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $4.6 million to $971.8 million in the six months ended June 30, 2018.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both June 30, 2018 and December 31, 2017. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $4.3 billion in the six months ended June 30, 2018, down from the $5.1 billion recorded in the year-earlier six months. Cash flows from the repayment and sales of securities totaled $416.6 million and $864.9 million, respectively, in the corresponding periods, while purchases of securities totaled $1.1 billion and $97.0 million, respectively.

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

In the three months ended June 30, 2018, total deposits of $29.6 billion were up $453.7 million as compared to the level recorded at December 31, 2017. CDs represented 34.9% of total deposits at the end of the second quarter, and total deposits represented 58.5% of total assets at that date.

Included in the June 30th balance of deposits were institutional deposits of $2.0 billion and municipal deposits of $831.4 million, as compared to $2.2 billion and $999.4 million, respectively, at December 31, 2017. Brokered deposits dropped $26.3 million during this timeframe, to $3.9 billion, reflecting a $625.4 million decrease in brokered money market accounts to $2.0 billion and a $131.6 million increase in brokered interest-bearing checking accounts to $925.3 million. In addition, at June 30, 2018, we had $1.0 billion of brokered CDs, an increase of $467.6 million from December 31, 2017. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. In the three months ended June 30, 2018, the balance of borrowed funds increased $450.1 million from the trailing quarter and $880.2 million from year-end 2017 to $13.8 billion, representing 27.3% of total assets, at that date.

Wholesale Borrowings

Wholesale borrowings rose $450.0 million from the trailing quarter and rose $1.4 billion from the year-earlier amount to $13.4 billion, representing 26.6% of total assets, at quarter end.

FHLB-NY advances rose $1.1 billion since December 31, 2017, to $13.2 billion, while the balance of repurchase agreements were $200 million at June 30, 2018 and $450.0 million at December 31, 2017. There were no federal funds purchased at either June 30, 2018 or December 31, 2017.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.3 million at the end of the current second quarter, comparable to the balance at December 31st.

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

In the first six months of 2018, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of certain C&I loans that feature floating interest rates; (3) We purchased short-duration, variable rate investment securities; (4) We initiated a deposit-raising campaign focused mainly on term CDs; and (5) We continued to extend borrowings as they mature.

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

At June 30, 2018, our one-year gap was a negative 19.31%, comparable to a negative 19.57% at December 31, 2017.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2018 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2018 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 5% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 13% and 8% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest-bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 46% for the first five years and 54% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 72% for the first five years and 28% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 87% for the first five years and 13% for years six through ten.

	At June 30, 2018
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,526,999	$3,821,491	$16,494,859	$12,109,417	$3,281,906	$156,672	$39,391,344
Mortgage-related securities (2)(3)	47,674	66,649	533,551	831,488	781,022	322,804	2,583,188
Other securities (2)	1,547,563	83,448	10,896	18,936	453,653	110,039	2,224,535
Interest-earning cash and cash equivalents	2,042,119	--	--	--	--	--	2,042,119

Total interest-earning assets	7,164,355	3,971,588	17,039,306	12,959,841	4,516,581	589,515	46,241,186

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	6,644,061	316,014	617,892	1,755,827	2,496,521	--	11,830,315
Savings accounts	767,001	1,040,703	238,650	195,679	2,678,934	--	4,920,967
Certificates of deposit	1,810,214	5,853,215	2,596,795	40,349	5,946	--	10,306,519
Borrowed funds	417,426	4,031,000	8,525,000	675,000	--	145,413	13,793,839

Total interest-bearing liabilities	9,638,702	11,240,932	11,978,337	2,666,855	5,181,401	145,413	40,851,640

Interest rate sensitivity gap per period (4)	$(2,474,347)	$(7,269,344)	$5,060,969	$10,292,986	$ (664,820)	$444,102	$5,389,546

Cumulative interest rate sensitivity gap	$(2,474,347)	$(9,743,691)	$(4,682,722)	$ 5,610,264	$4,945,444	$5,389,546

Cumulative interest rate sensitivity gap as a percentage of total assets	(4.90)%	(19.31)%	(9.28)%	11.12%	9.80%	10.68%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	74.33%	53.33%	85.75%	115.79%	112.15%	113.19%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of June 30, 2018, the impact of a 100-bp decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 13.53% per annum. Conversely, the impact of a 100-bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 4.48% per annum.

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

Based on the information and assumptions in effect at June 30, 2018, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(5.77)%
+200	(11.09)%

(1)	The impact of 100- and 200-bp reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2018, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates	Estimated Percentage Change in
(in basis points)(1)(2)	Future Net Interest Income
+100	(4.18)%
+200	(7.69)%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-bp reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2018, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 0.72% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 2.90% increase in net interest income.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.2 billion and $2.5 billion, respectively, at June 30, 2018 and December 31, 2017. As in the past, our portfolios of loans and securities provided liquidity in the first six months of the year, with cash flows from the repayment and sale of loans totaling $4.3 billion and cash flows from the repayment and sale of securities totaling $416.6 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2018, our available borrowing capacity with the FHLB-NY was $6.8 billion. In addition, the Banks had $4.1 billion of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the FRB-NY that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At June 30, 2018, the maximum amount the Community Bank could borrow from the FRB-NY was $1.2 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $68.8 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first six months of 2018, the volume of loans originated for investment was $5.4 billion. During this time, the net cash used in investing activities totaled $1.8 billion. Our operating activities provided net cash of $346.7 million, while the net cash provided by our financing activities totaled $1.1 billion.

CDs due to mature in one year or less from June 30, 2018 totaled $7.7 billion, representing 74.4% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended June 30, 2018, the Banks paid dividends totaling $190.0 million to the Parent Company, leaving $423.5 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at June 30, 2018 included $86.5 million in cash and cash equivalents. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.

Common stockholders’ equity represented 12.46%, 12.64%, and 12.89%, respectively, of total assets at June 30, 2018, March 31, 2018, and June 30, 2017, and was equivalent to a book value per common share of $12.82, $12.80, and $12.74 at the respective dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At June 30, 2018, March 31, 2018, and June 30, 2017, we had outstanding common shares of 490,379,705, 490,379,532, and 489,023,298, respectively.

Tangible common stockholders’ equity was relatively stable at $3.9 billion, representing 8.02% of tangible assets and a tangible book value per common share of $7.85 at June 30, 2018. At March 31, 2018, tangible common stockholders’ equity totaled $3.8 billion or 8.14% of tangible assets and a tangible book value per common share of $7.83. At June 30, 2017, tangible common stockholders’ equity totaled $3.8 billion, representing 8.27% of tangible assets, and a tangible book value per common share of $7.76.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill and CDI recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At June 30, 2018, December 31, 2017, and June 30, 2017, we recorded goodwill of $2.4 billion; CDI was zero, zero, and $24,000, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which increased $56.4 million from the balance at the end of last year and increased $70.3 million from the year-ago quarter to $71.6 million at June 30, 2018. The year-to-date increase was primarily the result of a $48.3 million decrease in the net unrealized gain on available-for-sale securities, net of tax, to $9.1 million and a $7.3 million increase in net unrealized loss on pension and post-retirement obligations, net of tax, to $56.5 million.

At June 30, 2018, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
	Common Equity
At June 30, 2018	Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,924,840	11.16%	$4,427,680	12.59%	$4,935,412	14.03%	$4,427,680	9.41%
Minimum for capital adequacy purposes	1,583,066	4.50	2,110,754	6.00	2,814,339	8.00	1,881,631	4.00

Excess	$2,341,774	6.66%	$2,316,926	6.59%	$2,121,073	6.03%	$2,546,049	5.41%

Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At June 30, 2018, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 603 bp and the fully-phased in capital conservation buffer by 353 bp.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at June 30, 2018:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At June 30, 2018	Common Equity
	Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,301,253	13.19%	$4,301,253	13.19%	$4,436,818	13.60%	$4,301,253	9.81%
Minimum for capital adequacy purposes	1,467,699	4.50	1,956,932	6.00	2,609,243	8.00	1,754,542	4.00

Excess	$2,833,554	8.69%	$2,344,321	7.19%	$1,827,575	5.60%	$2,546,711	5.81%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
	Common Equity
At June 30, 2018	Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$384,231	15.04%	$384,231	15.04%	$409,834	16.04%	$384,231	12.10%
Minimum for capital adequacy purposes	114,977	4.50	153,303	6.00	204,404	8.00	127,054	4.00

Excess	$269,254	10.54%	$230,928	9.04%	$205,430	8.04%	$257,177	8.10%

As of June 30, 2018, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended June 30, 2018

For the three months ended June 30, 2018, the Company reported net income of $107.4 million, up 1% from the $106.6 million reported for the three months ended March 31, 2018, but down 7% from the $115.3 million reported for the three months ended June 30, 2017. Net income available to common shareholders was $99.1 million for the current second quarter period, up 1% from the trailing three months and down 7% from the prior year. Diluted EPS for the three months ended June 30, 2018 were $0.20 compared to $0.20 for the three months ended March 31, 2018 and $0.22 for the three months ended June 30, 2017.

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

The Company recorded net interest income of $264.0 million in the current second quarter, down $6.3 million from the trailing-quarter level and $23.8 million from the year-earlier amount.

Linked-Quarter Comparison

The sequential decline in net interest income was primarily attributable to an increase in our cost of funds, as short-term interest rates rose throughout the second half of 2017 and the first half of 2018. This was partially offset by loan growth at higher yields. Details of the linked-quarter decline in net interest income follow:

•

Interest income of $417.3 million in the current second quarter increased $13.0 million from the amount reported in the trailing quarter. Interest income from loans rose $12.5 million to $368.5 million, while interest income from securities and money market investments was relatively unchanged.

•

The increase in interest income from loans was driven by a $763.6 million increase in average earning assets to $45.3 billion and a five-bp increase on the average yield to 3.69%. The increase was primarily due to higher average loan balances along with a modestly higher loan yield. The increase in the average loan yield was a function of higher rates on new loan originations along with modestly higher prepayment income. Prepayment income contributed 14 bp to the average loan yield, up three bps.

•	Interest income from securities decreased $2.0 million due to declines in both the average balance of securities and in the average yield.

•

Interest expense rose $19.4 million sequentially to $153.4 million, primarily due to a $9.0 million increase in interest expense on CDs, a $6.0 million increase in interest-bearing checking and money market accounts, and a $4.9 million increase in borrowed funds.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.33%, the margin was nine-bp narrower than the trailing-quarter measure and 32-bp narrower than the margin recorded in the second quarter of last year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM in the three months ended June 30, 2018, March 31, 2018, and June 30, 2017:

(dollars in thousands)	June 30, 2018		March 31, 2018		June 30, 2017
Total Interest Income	$417,332		$404,325		$399,075

Prepayment Income:
Loans	$15,781		$11,779		$13,285
Securities	634		2,933		1,708

Total prepayment income	$16,415		$14,712		$14,993

GAAP Net interest Margin	2.33%		2.42%		2.65%
Less:
Prepayment income from loans	14	bps	11	bps	12	bps
Prepayment income from securities	--		2		2

Total prepayment income contribution to net interest margin	14	bps	13	bps	14	bps

Adjusted Net Interest Margin (non-GAAP) (1)	2.19%		2.29%		2.51%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis

	For the Three Months Ended
	June 30, 2018				March 31, 2018				June 30, 2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,937,521	$368,456	3.79%		$38,290,886	$355,917	3.72%		$39,113,348	$361,330	3.70%
Securities (2)(3)	4,029,967	37,962	3.77		4,066,613	39,992	3.95		4,226,369	37,732	3.55
Interest-earning cash and cash equivalents (2)	2,288,581	10,914	1.91		2,134,976	8,416	1.60		8,858	13	0.59

Total interest-earning assets	45,256,069	417,332	3.69		44,492,475	404,325	3.64		43,348,575	399,075	3.68
Non-interest-earning assets	4,311,317				4,369,908				5,720,589

Total assets	$49,567,386				$48,862,383				$49,069,164

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,185,478	$40,380	1.33%		$12,627,483	$34,369	1.10%		$12,971,440	$24,084	0.74%
Savings accounts	4,935,936	6,630	0.54		5,063,110	7,221	0.58		5,260,397	7,150	0.55
Certificates of deposit	9,631,672	39,534	1.65		8,804,862	30,515	1.41		7,827,633	24,006	1.23

Total interest-bearing deposits	26,753,086	86,544	1.30		26,495,455	72,105	1.10		26,059,470	55,240	0.85
Borrowed funds	13,126,137	66,833	2.04		12,927,318	61,922	1.94		13,195,987	56,066	1.70

Total interest-bearing liabilities	39,879,223	153,377	1.54		39,422,773	134,027	1.38		39,255,457	111,306	1.14
Non-interest-bearing deposits	2,675,223				2,401,542				2,960,164
Other liabilities	223,774				247,498				203,237

Total liabilities	42,778,220				42,071,813				42,418,858
Stockholders’ equity	6,789,166				6,790,570				6,650,306

Total liabilities and stockholders’ equity	$49,567,386				$48,862,383				$49,069,164

Net interest income/interest rate spread		$263,955	2.15%			$270,298	2.26%			$287,769	2.54%

Net interest margin			2.33%				2.42%				2.65%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.13	x			1.10	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Losses on Loans

The provision for losses on loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded a $4.7 million provision for loan losses in the current second quarter, as compared to $9.6 million and $11.6 million in the three months ended March 31, 2018 and June 30, 2017.

For additional information about our provisions for and recoveries of loan losses, see the discussion of the allowances for loan losses under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—mortgage banking income; fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and revenues produced through the sale of third-party investment products and investment advisory fees.

Non-interest income totaled $22.7 million in the current second quarter, relatively unchanged from the trailing-quarter level and down $27.7 million from the year-earlier amount. The year-over-year decrease was impacted by a number of items, including the sale of our mortgage banking operations during the third quarter of last year, the sale of our covered loan portfolio, the reclassification of our Held-to-Maturity securities portfolio to Available-for-Sale, and the subsequent net gain on sale of securities.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	June 30, 2018	March 31, 2018	June 30, 2017
Fee income	$ 7,492	$ 7,327	$ 8,151
BOLI income	6,318	6,804	6,519
Mortgage banking income	--	--	8,196
Net (loss) gain on securities	(303)	(466)	26,936
FDIC indemnification expense	--	--	(14,325)
Other income:
Investment advisory income	5,163	5,200	5,476
Third-party investment product sales	3,515	3,075	3,205
Other	521	917	6,279

Total other income	9,199	9,192	14,960

Total non-interest income	$22,706	$22,857	$50,437

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which consist of compensation and benefits expense, occupancy and equipment expense, and G&A expense, and the amortization of the CDI stemming from certain merger transactions.

Non-interest expense totaled $138.1 million in the current second quarter, a $965,000 decrease from the trailing-quarter level and a $25.6 million decrease from the year-earlier amount.

The linked-quarter improvement was primarily the result of lower compensation and benefits expense, offset by modest increases in G&A expense and occupancy and equipment expense.

The year-over-year decline was driven by lower compensation and benefits expense due to the sale of our mortgage banking operations in the third quarter of 2017, as well as lower G&A expense, also related to the sale of the mortgage banking operations and lower professional fees.

Income Tax Expense

Income tax expense totaled $36.5 million in the current second quarter, $1.5 million lower than the trailing-quarter level and $29.0 million lower than the year-earlier second-quarter amount.

The Company recorded an effective tax rate of 25.35% during the current second quarter.

Earnings Summary for the Six Months Ended June 30, 2018

In the first six months of 2018, we generated net income available to common shareholders of $197.5 million or $0.40 per diluted common share as compared to net income available to common shareholders of $211.0 million, or $0.43 per diluted common share, in the first six months of 2017.

Net Interest Income

Net interest income fell $48.4 million year-over-year to $534.3 million in the six months ended June 30, 2018. The decrease was due to the net effect of a $23.5 million increase in interest income to $821.7 million and a $71.9 million increase in interest expense to $287.4 million. During this time, our net interest margin fell 31 basis points to 2.37%.

The following factors contributed to the year-over-year increase in net interest income and margin:

•

Average interest-earning assets rose $1.5 billion year-over-year to $44.9 billion, the net effect of a $475.5 million decrease in average loans to $38.6 billion and a $2.2 billion reduction in interest-earning cash and cash equivalents to $2.2 billion. The benefit of the higher average balance was partly offset by a 1-bp decline in the average yield on interest-earning assets to 3.67% in the first six months of this year.

•

Average interest-bearing liabilities rose $252.0 million year-over-year to $39.7 billion, reflecting a $267.9 million decrease in average borrowed funds to $13.0 billion and a $519.8 million increase in average interest-bearing deposits to $26.6 billion. During this time, the average cost of funds rose 36 bp to 1.46%, as the average cost of borrowed funds rose 30 bp to 1.99%, and the average cost of interest-bearing deposits increased 40 bp to 1.20%.

The following table summarizes the contribution of prepayment income from loans and securities to our interest income and net interest margin in the six months ended June 30, 2018 and 2017:

(dollars in thousands)	June 30, 2018		June 30, 2017
Total Interest Income	$821,657		$798,194

Prepayment Income:
Loans	$27,560		$22,851
Securities	3,567		4,256

Total prepayment income	$31,127		$27,107

GAAP Net Interest Margin	2.37%		2.68%
Less:
Prepayment income from loans	12	bps	11	bps
Prepayment income from securities	1		2

Total prepayment income contribution to net interest margin	13	bps	13	bps

Adjusted Net Interest Margin (non-GAAP) (1)	2.24%		2.55%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure, as more fully discussed below.

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

Net Interest Income Analysis

	For the Six Months Ended June 30,
	2018				2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,615,946	$724,373	3.75%		$39,091,457	$719,732	3.68%
Securities (2)(3)	4,048,189	77,954	3.86		4,283,149	78,442	3.65
Interest-earning cash and cash equivalents (2)	2,212,203	19,330	1.76		8,664	20	0.47

Total interest-earning assets	44,876,338	821,657	3.67		43,383,270	798,194	3.68
Non-interest-earning assets	4,340,451				5,520,386

Total assets	$49,216,789				$48,903,656
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,405,260	$74,749	1.22%		$13,091,797	$43,793	0.67%
Savings accounts	4,999,171	13,851	0.56		5,255,587	13,960	0.54
Certificates of deposit	9,220,551	70,049	1.53		7,757,749	46,137	1.20

Total interest-bearing deposits	26,624,982	158,649	1.20		26,105,133	103,890	0.80
Borrowed funds	13,027,277	128,755	1.99		13,295,127	111,618	1.69

Total interest-bearing liabilities	39,652,259	287,404	1.46		39,400,260	215,508	1.10
Non-interest-bearing deposits	2,540,102				2,848,482
Other liabilities	234,564				210,939

Total liabilities	42,426,925				42,459,681
Stockholders’ equity	6,789,864				6,443,975

Total liabilities and stockholders’ equity	$49,216,789				$48,903,656
Net interest income/interest rate spread		$534,253	2.21%			$582,686	2.58%

Net interest margin			2.37%				2.68%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.10	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Recovery of (Provision for) Loan Losses

Recovery of (Provision for) Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for loan losses, we recorded a provision for losses on loans of $14.3 million in the six months ended June 30, 2018 compared to $13.4 million in the year-ago six months. The higher loan loss provision for the six months ended June 30, 2018 and 2017 was related to taxi medallion loans. For the six months ended June 30, 2018, the Company recorded net charge-offs of $11.7 million, of which $7.4 million was related to taxi medallion loans. For the six months ended June 30, 2017, the Company recorded net charge-offs of $17.0 million, with charge-offs related to taxi medallion loans of $17.2 million.

Non-Interest Income

In the first six months of 2018, we recorded non-interest income of $45.6 million, as compared to $82.6 million in the first six months of 2017. The $37.0 million decrease was driven by a combination of factors: a $29.7 million decrease in the net gain on sales of securities; an $18.0 million decrease in mortgage banking income; and a $7.4 million increase in other income. The following table summarizes the components of non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Fee income	$ 14,819	$ 16,011
BOLI income	13,122	12,856
Mortgage banking income	--	17,960
Net (loss) gain on securities	(769)	28,915
FDIC indemnification expense	--	(18,961)
Other income:
Investment advisory income	10,363	11,010
Third-party investment product sales	6,590	6,375
Other	1,438	8,443

Total other income	18,391	25,828

Total non-interest income	$ 45,563	$ 82,609

Non-Interest Expense

In the first six months of 2018, we recorded non-interest expense of $277.2 million, reflecting a $53.5 million decrease from the year-earlier amount. The decline is attributable to the sale of our mortgage banking business in the third quarter of last year and cost reduction efforts throughout the Company.

The decline in operating expenses was largely due to a $25.4 million decrease in compensation and benefits expense to $164.3 million and a $29.3 million decrease in G&A expense to $63.1 million.

Income Tax Expense

Income tax expense fell $51.3 million year-over-year to $74.4 million in the six months ended June 30, 2018. During this time, pre-tax income declined $56.6 million to $288.3 million, while the effective tax rate improved to 25.80%, as compared to 36.43%.

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

During the three months ended June 30, 2018, the Company allocated $293,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Second Quarter 2018	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	9,560	$13.09	$125
May 1 – May 31	13,814	11.85	164
June 1 – June 30	393	11.50	4

Total shares repurchased	23,767	12.34	$293

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On April 20, 2004, the Board of Directors authorized the repurchase of up to five million shares of the Company’s common stock. Of this amount, 1,659,816 shares were still available for repurchase at June 30, 2018. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. No shares have been repurchased under this authorization since August 2006.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017. (4)

3.5	Amended and Restated Bylaws. (5)

4.1	Specimen Stock Certificate. (6)

4.2	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (7)

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

11.0	Computation of Earnings per Common Share (See Note 2 to the Consolidated Financial Statements).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated herein by reference to 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).
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

(7)

The “Depositary Shares” are securities each representing a 1/40th interest in a share of the Company’s Series A Preferred Stock and were issued by the Company in March 2017. The form of depositary receipt representing such Depositary Shares is incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc. (Registrant)

DATE: August 8, 2018	BY:	/s/ Joseph R. Ficalora Joseph R. Ficalora
President, Chief Executive Officer, and Director

DATE: August 8, 2018	BY:	/s/ Thomas R. Cangemi Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer