Form 10-Q
period 2018-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2018-11-08
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

490,340,462
Number of shares of common stock outstanding at November 2, 2018

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2018

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

LIST OF ABBREVIATIONS AND ACRONYMS

ADC - Acquisition, development, and construction loan	FHLB-NY - Federal Home Loan Bank of New York

ALCO - Asset and Liability Management Committee	FOMC - Federal Open Market Committee

AMT - Alternative minimum tax	FRB - Federal Reserve Board

AmTrust - AmTrust Bank	FRB-NY - Federal Reserve Bank of New York

AOCL - Accumulated other comprehensive loss	Freddie Mac - Federal Home Loan Mortgage Corporation

ASC - Accounting Standards Codification	FTEs - Full-time equivalent employees

ASU - Accounting Standards Update	GAAP - U.S. generally accepted accounting principles

BOLI - Bank-owned life insurance	GNMA - Government National Mortgage Association

BP - Basis point(s)	GSEs - Government-sponsored enterprises

C&I - Commercial and industrial loan	HQLAs - High-quality liquid assets

CCAR - Comprehensive Capital Analysis and Review	LIBOR-London Interbank Offered Rate

CDs - Certificates of deposit	LCR - Liquidity coverage ratio

CFPB - Consumer Financial Protection Bureau	LSA - Loss Share Agreements

CMOs - Collateralized mortgage obligations	LTV - Loan-to-value ratio

CMT - Constant maturity treasury rate	MBS – Mortgage-backed securities

CPI - Consumer Price Index	MSRs - Mortgage servicing rights

CPR - Constant prepayment rate	NIM - Net interest margin

CRA - Community Reinvestment Act	NOL - Net operating loss

CRE - Commercial real estate loan	NPAs - Non-performing assets

Desert Hills - Desert Hills Bank	NPLs - Non-performing loans

DIF - Deposit Insurance Fund	NPV - Net Portfolio Value

DFA - Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSDFS - New York State Department of Financial Services

DSCR - Debt service coverage ratio	NYSE - New York Stock Exchange

EPS - Earnings per common share	OCC - Office of the Comptroller of the Currency

ERM - Enterprise Risk Management	OFAC - Office of Foreign Assets Control

ESOP - Employee Stock Ownership Plan	OREO - Other real estate owned

Fannie Mae - Federal National Mortgage Association	OTTI - Other-than-temporary impairment

FASB - Financial Accounting Standards Board	SEC - U.S. Securities and Exchange Commission

FDI Act - Federal Deposit Insurance Act	SIFI - Systemically Important Financial Institution

FDIC - Federal Deposit Insurance Corporation	TDRs - Troubled debt restructurings

FHLB - Federal Home Loan Bank

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets:
Cash and cash equivalents	$1,731,754	$2,528,169
Securities:
Debt securities available-for-sale ($835,130 and $1,263,227 pledged, respectively)	4,764,283	3,531,427
Equity investments with readily determinable fair values, at fair value	31,724	--

Total securities	4,796,007	3,531,427

Loans held for sale	--	35,258
Loans held for investment, net of deferred loan fees and costs	39,838,271	38,387,971
Less: Allowance for loan losses	(159,655)	(158,046)

Loans held for investment, net	39,678,616	38,229,925

Total loans, net	39,678,616	38,265,183
Federal Home Loan Bank stock, at cost	654,939	603,819
Premises and equipment, net	352,518	368,655
Goodwill	2,436,131	2,436,131
Mortgage servicing rights ($0 and $2,729 measured at fair value, respectively)	1,254	6,100
Bank-owned life insurance	975,831	967,173
Other real estate owned and other repossessed assets	13,765	16,400
Other assets	605,839	401,138

Total assets	$51,246,654	$49,124,195

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$11,559,687	$12,936,301
Savings accounts	4,826,845	5,210,001
Certificates of deposit	11,409,974	8,643,646
Non-interest-bearing accounts	2,522,778	2,312,215

Total deposits	30,319,284	29,102,163

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,281,000	12,104,500
Repurchase agreements	200,000	450,000

Total wholesale borrowings	13,481,000	12,554,500
Junior subordinated debentures	359,422	359,179

Total borrowed funds	13,840,422	12,913,679
Other liabilities	292,933	312,977

Total liabilities	44,452,639	42,328,819

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 489,072,101 shares issued; and 490,341,864 and 488,490,352 shares outstanding, respectively)	4,904	4,891
Paid-in capital in excess of par	6,091,749	6,072,559
Retained earnings	286,763	237,868
Treasury stock, at cost (97,206 and 581,749 shares, respectively)	(1,177)	(7,615)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $12,495 and $(27,961), respectively	(29,859)	39,188
Net unrealized loss on the non-credit portion of OTTI losses on securities, net of tax of $2,517 and $3,338, respectively	(6,042)	(5,221)
Net unrealized loss on pension and post-retirement obligations, net of tax of $20,510 and $32,121, respectively	(55,163)	(49,134)

Total accumulated other comprehensive loss, net of tax	(91,064)	(15,167)

Total stockholders’ equity	6,794,015	6,795,376

Total liabilities and stockholders’ equity	$51,246,654	$49,124,195

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Income:
Mortgage and other loans	$368,264	$350,990	$1,092,637	$1,070,722
Securities and money market investments	56,880	42,685	154,164	121,147

Total interest income	425,144	393,675	1,246,801	1,191,869

Interest Expense:
Interest-bearing checking and money market accounts	44,497	27,620	119,246	71,413
Savings accounts	7,325	7,109	21,176	21,069
Certificates of deposit	51,249	27,649	121,298	73,786
Borrowed funds	72,567	54,954	201,322	166,572

Total interest expense	175,638	117,332	463,042	332,840

Net interest income	249,506	276,343	783,759	859,029
Provision for losses on non-covered loans	1,201	44,585	15,486	58,017
Recovery of losses on covered loans	--	--	--	(23,701)

Net interest income after provision for (recovery of) loan losses	248,305	231,758	768,273	824,713

Non-Interest Income:
Fee income	7,237	7,972	22,056	23,983
Bank-owned life insurance	7,302	8,314	20,424	21,170
Mortgage banking income	--	1,486	--	19,446
Net (loss) gain on securities	(41)	--	(810)	28,915
FDIC indemnification expense	--	--	--	(18,961)
Gain on sale of covered loans and mortgage banking operations	--	82,026	--	82,026
Other	8,424	9,130	26,815	34,958

Total non-interest income	22,922	108,928	68,485	191,537

Non-Interest Expense:
Operating expenses:
Compensation and benefits	78,283	92,246	242,572	281,964
Occupancy and equipment	24,401	25,133	74,311	73,595
General and administrative	31,749	44,831	94,799	137,175

Total operating expenses	134,433	162,210	411,682	492,734
Amortization of core deposit intangibles	--	24	--	208

Total non-interest expense	134,433	162,234	411,682	492,942

Income before income taxes	136,794	178,452	425,076	523,308
Income tax expense	30,022	67,984	104,398	193,628

Net income	106,772	110,468	320,678	329,680
Preferred stock dividends	8,207	8,207	24,621	16,414

Net income available to common shareholders	$98,565	$102,261	$296,057	$313,266

Basic earnings per common share	$0.20	$0.21	$0.60	$0.64

Diluted earnings per common share	$0.20	$0.21	$0.60	$0.64

Net income	$106,772	$110,468	$320,678	$329,680
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain/loss on securities available for sale, net of tax of $8,738; $3,049; $40,456; and $(35,493), respectively	(20,790)	(4,285)	(69,047)	49,748
Change in the non-credit portion of OTTI losses recognized in other comprehensive income, net of tax of $0; $0; $(821); and $(13), respectively	--	--	(821)	20
Change in pension and post-retirement obligations, net of tax of $(547); $(870); $(11,611) and $(2,611), respectively	1,314	1,219	(6,029)	3,656
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $770	--	--	--	(1,078)

Total other comprehensive (loss) income, net of tax	(19,476)	(3,066)	(75,897)	52,346

Total comprehensive income, net of tax	$87,296	$107,402	$244,781	$382,026

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

For the Nine Months Ended September 30, 2018
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$502,840

Balance at end of period	502,840

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,891
Shares issued for restricted stock awards (1,366,969 shares)	13

Balance at end of period	4,904

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,072,559
Shares issued for restricted stock awards, net of forfeitures	(8,879)
Compensation expense related to restricted stock awards	28,069

Balance at end of period	6,091,749

Retained Earnings:
Balance at beginning of year	237,868
Net income	320,678
Dividends paid on common stock ($0.51 per share)	(249,968)
Dividends paid on preferred stock ($47.82 per share)	(24,621)
Effect of adopting ASU No. 2016-01	260
Effect of adopting ASU No. 2018-02	2,546

Balance at end of period	286,763

Treasury Stock, at Cost:
Balance at beginning of year	(7,615)
Purchase of common stock (188,091 shares)	(2,428)
Shares issued for restricted stock awards (672,634 shares)	8,866

Balance at end of period	(1,177)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(15,167)
Effect of adopting ASU No. 2018-02	(2,546)
Other comprehensive loss, net of tax	(73,351)

Balance at end of period	(91,064)

Total stockholders’ equity	$6,794,015

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$320,678	$329,680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	15,486	34,316
Depreciation	24,388	24,915
Amortization of discounts and premiums, net	(3,868)	(3,381)
Amortization of core deposit intangibles	--	208
Net gain on sales of securities	--	(28,915)
Gain on trading securities activity	(222)	--
Net gain on sales of loans	(124)	(87,200)
Stock-based compensation	28,069	27,283
Deferred tax expense (benefit)	35,105	(12,324)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(214,040)	536,552
(Decrease) increase in other liabilities	(21,101)	181,400
Purchases of securities held for trading	(141,615)	--
Proceeds from sales of securities held for trading	141,837	--
Origination of loans held for sale	--	(1,623,848)
Proceeds from sales of loans originated for sale	35,258	1,936,162

Net cash provided by operating activities	219,851	1,314,848

Cash Flows from Investing Activities:
Proceeds from repayment of securities held to maturity	--	175,375
Proceeds from repayment of securities available for sale	725,328	336,429
Proceeds from sales of securities held to maturity	--	547,925
Proceeds from sales of securities available for sale	--	246,209
Purchase of securities held to maturity	--	(13,030)
Purchase of securities available for sale	(2,095,742)	(390,932)
Redemption of Federal Home Loan Bank stock	57,101	79,254
Purchases of Federal Home Loan Bank stock	(108,221)	(67,794)
Proceeds from bank-owned life insurance	10,968	--
Proceeds from sales of loans	180,377	2,260,687
Other changes in loans, net	(1,644,430)	(664,320)
Purchase of premises and equipment, net	(8,251)	(26,722)

Net cash (used in) provided by investing activities	(2,882,870)	2,483,081

Cash Flows from Financing Activities:
Net increase in deposits	1,217,121	5,294
Net decrease in short-term borrowed funds	--	(460,000)
Proceeds from long-term borrowed funds	3,700,000	--
Repayments of long-term borrowed funds	(2,773,500)	(850,000)
Net proceeds from issuance of preferred stock	--	502,840
Cash dividends paid on common stock	(249,968)	(249,094)
Cash dividends paid on preferred stock	(24,621)	(16,414)
Payments relating to treasury shares received for restricted stock award tax payments	(2,428)	(10,978)

Net cash provided by (used in) financing activities	1,866,604	(1,078,352)

Net (decrease) increase in cash and cash equivalents	(796,415)	2,719,577
Cash and cash equivalents at beginning of period	2,528,169	557,850

Cash and cash equivalents at end of period	$1,731,754	$3,277,427

Supplemental information:
Cash paid for interest	$444,444	$330,182
Cash paid for income taxes	23,384	110,651
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$ 3,124	$9,558
Transfer of loans from held for investment to held for sale	180,253	1,881,532
Shares issued for restricted stock awards	8,879	11,028
Securities transferred from held to maturity to available for sale	--	3,040,305

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

On October 1, 2018, we received regulatory approval to merge New York Commercial Bank, with and into New York Community Bank. The merger is expected to close during the fourth quarter of 2018. Once the merger is consummated, all 30 branches of New York Commercial Bank will operate as branches of New York Community Bank.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Net income available to common shareholders	$98,565	$102,261	$296,057	$313,266
Less: Dividends paid on and earnings allocated to participating securities	(1,219)	(823)	(3,735)	(2,512)

Earnings applicable to common stock	$97,346	$101,438	$292,322	$310,754

Weighted average common shares outstanding	488,476,340	487,274,303	488,383,554	487,025,614

Basic earnings per common share	$0.20	$0.21	$0.60	$0.64

Earnings applicable to common stock	$97,346	$101,438	$292,322	$310,754

Weighted average common shares outstanding	488,476,340	487,274,303	488,383,554	487,025,614
Potential dilutive common shares	--	--	--	--

Total shares for diluted earnings per share computation	488,476,340	487,274,303	488,383,554	487,025,614

Diluted earnings per common share and common share equivalents	$0.20	$0.21	$0.60	$0.64

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Nine Months Ended September 30, 2018
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Unrealized gains (losses) on debt securities available-for-sale	$--	Net (loss) gain on securities
	--	Income tax expense

	$--	Total net (loss) gain on securities

Amortization of defined benefit pension plan items:

Past service liability	$186	Included in the computation of net periodic (credit) expense (2)
Actuarial losses	(5,615)	Included in the computation of net periodic (credit) expense (2)

	(5,429)	Total before tax
	1,607	Tax benefit

	$(3,822)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(3,822)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at September 30, 2018 and December 31, 2017:

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,892,104	$5,113	$33,361	$1,863,856
GSE CMOs	919,382	3,791	6,133	917,040

Total mortgage-related debt securities	$2,811,486	$8,904	$39,494	$2,780,896

Other Debt Securities:
GSE debentures	$1,043,927	$632	$22,868	$1,021,691
Asset-backed securities (1)	387,782	1,075	534	388,323
Municipal bonds	69,276	100	1,877	67,499
Corporate bonds	445,902	10,384	655	455,631
Capital trust notes	48,265	6,639	4,661	50,243

Total other debt securities	$1,995,152	$18,830	$30,595	$1,983,387

Total other securities available for sale (2)	$4,806,638	$27,734	$70,089	$4,764,283

Equity securities:
Preferred stock	$15,292	$--	$138	$15,154
Mutual funds and common stock (3)	16,874	376	680	16,570

Total equity securities	$32,166	$376	$818	$31,724

Total securities	$4,838,804	$28,110	$70,907	$4,796,007

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At September 30, 2018, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.
(3)	Primarily consists of mutual funds that are CRA-qualified investments.

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,023,677	$46,364	$1,199	$2,068,842
GSE CMOs	536,284	14,446	826	549,904

Total mortgage-related securities	$2,559,961	$60,810	$2,025	$2,618,746

Other Securities:
U. S. Treasury obligations	$199,960	$--	$62	$199,898
GSE debentures	473,879	2,044	2,665	473,258
Municipal bonds	70,381	540	801	70,120
Corporate bonds	79,702	11,073	--	90,775
Capital trust notes	48,230	6,498	8,632	46,096
Preferred stock	15,292	142	--	15,434
Mutual funds and common stock (1)	16,874	487	261	17,100

Total other securities	$904,318	$20,784	$12,421	$912,681

Total securities available for sale (2)	$3,464,279	$81,594	$14,446	$3,531,427

(1)	Primarily consists of mutual funds that are CRA-qualified investments.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.

At September 30, 2018 and December 31, 2017, respectively, the Company had  $654.9 million and  $603.8 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Gross proceeds	$--	$246,209
Gross realized gains	--	1,986

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

(in thousands)	For the Nine Months Ended September 30, 2018
Beginning credit loss amount as of December 31, 2017	$196,333
Add: Initial other-than-temporary credit losses	--
Subsequent other-than-temporary credit losses	--
Amount previously recognized in AOCL	--
Less: Realized losses for securities sold	--
Securities intended or required to be sold	--
Increase in cash flows on debt securities	49
Ending credit loss amount as of September 30, 2018	$196,284

The following table summarizes, by contractual maturity, the amortized cost of securities at September 30, 2018:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities: (3)
Due within one year	$--	--%	$--	--%	$149	6.51%	$--	--%	$151
Due from one to five years	1,378,471	3.31	6,950	3.84	294	6.63	78,787	3.64	1,463,371
Due from five to ten years	326,275	3.44	927,006	3.33	--	--	367,115	4.02	1,605,017
Due after ten years	1,106,740	3.19	109,971	3.68	68,833	2.88	436,047	3.23	1,695,744

Total debt securities available for sale	$2,811,486	3.28%	$1,043,927	3.37%	$69,276	2.90%	$881,949	3.60%	$4,764,283

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.
(3)	As equity securities have no contractual maturity, they have been excluded from this table.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2018:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Government agency and GSE obligations	$992,186	$22,868	$--	$--	$992,186	$22,868
GSE certificates	1,209,277	31,983	18,248	1,378	1,227,525	33,361
GSE CMOs	488,185	6,133	--	--	488,185	6,133
Asset-backed securities	77,000	534	--	--	77,000	534
Municipal bonds	5,884	14	50,082	1,863	55,966	1,877
Corporate bonds	160,268	655	--	--	160,268	655
Capital trust notes	--	--	39,109	4,661	39,109	4,661
Equity securities	19,105	196	11,184	622	30,289	818

Total temporarily impaired securities	$2,951,905	$62,383	$118,623	$8,524	$3,070,528	$70,907

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

At September 30, 2018, the Company had unrealized losses on certain GSE obligations, municipal bonds, corporate bonds, asset-backed securities, capital trust notes, and equity securities. The unrealized losses on the Company’s GSE obligations, municipal bonds, corporate bonds, asset-backed securities and capital trust notes at September 30, 2018 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The Company considers a decline in the fair value of equity securities to be other than temporary if the Company does not expect to recover the entire amortized cost basis of the security. The unrealized losses on the Company’s equity securities at September 30, 2018 were caused by market volatility. The Company evaluated the near-term prospects of recovering the fair value of these securities, together with the severity and duration of impairment to date, and determined that they were not other-than-temporarily impaired. Nonetheless, it is possible that these equity securities will perform worse than is currently expected, which could lead to adverse changes in their fair value, or to the failure of the securities to fully recover in value as currently anticipated by management. Either event could cause the Company to record an OTTI loss in a future period. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at both September 30, 2018 and December 31, 2017 consisted of six agency mortgage-related securities, five capital trust notes, three municipal bonds, and one mutual fund. At September 30, 2018, the fair value of securities having a continuous loss position for twelve months or more was 6.7% below the collective amortized cost of $127.1 million. At December 31, 2017, the fair value of such securities was 8.5% below the collective amortized cost of $118.2 million. At September 30, 2018 and December 31, 2017, the combined market value of the respective securities represented unrealized losses of $8.5 million and $10.1 million, respectively.

Note 5. Loans

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
(dollars in thousands)
Loans Held for Investment:
Mortgage Loans:
Multi-family	$29,546,399	74.22%	$28,074,709	73.19%
Commercial real estate	7,033,629	17.67	7,322,226	19.09
One-to-four family	456,317	1.15	477,228	1.24
Acquisition, development, and construction	433,976	1.09	435,825	1.14

Total mortgage loans held for investment	37,470,321	94.13	$36,309,988	94.66

Other Loans:
Commercial and industrial	1,622,983	4.08	1,377,964	3.59
Lease financing, net of unearned income of $55,056 and $65,041, respectively	703,696	1.77	662,610	1.73

Total commercial and industrial loans (1)	2,326,679	5.85	2,040,574	5.32
Other	9,031	0.02	8,460	0.02

Total other loans held for investment	2,335,710	5.87	2,049,034	5.34

Total loans held for investment	$39,806,031	100.00%	$38,359,022	100.00%

Net deferred loan origination costs	32,240		28,949
Allowance for losses on non-covered loans	(159,655)		(158,046)

Loans held for investment, net	$39,678,616		$38,229,925

Loans held for sale	--		35,258

Total loans, net	$39,678,616		$38,265,183

(1)

Includes specialty finance loans and leases of $1.8 billion at September 30, 2018 and $1.5 billion at December 31, 2017, and other C&I loans of $482.4 million and $500.8 million, respectively, at September 30, 2018 and December 31, 2017.

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

Included in loans held for investment at September 30, 2018 were loans of $55.3 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Loans Held for Sale

At September 30, 2018 the Company had no loans held for sale as compared to $35.3 million at December 31, 2017. At December 31, 2017, all loans held for sale were one-to-four family loans.

Asset Quality

The following table presents information regarding the quality of the Company’s loans held for investment at September 30, 2018:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$288	$5,236	$--	$5,524	$29,540,875	$29,546,399
Commercial real estate	567	4,547	--	5,114	7,028,515	7,033,629
One-to-four family	1,967	1,665	--	3,632	452,685	456,317
Acquisition, development, and construction	--	--	--	--	433,976	433,976
Commercial and industrial(1) (2)	534	42,611	--	43,145	2,283,534	2,326,679
Other	297	13	--	310	8,721	9,031

Total	$3,653	$54,072	$--	$57,725	$39,748,306	$39,806,031

(1)	Includes $534,000 and $41.3 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2017:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,258	$11,078	$--	$12,336	$28,062,373	$28,074,709
Commercial real estate	13,227	6,659	--	19,886	7,302,340	7,322,226
One-to-four family	585	1,966	--	2,551	474,677	477,228
Acquisition, development, and construction	--	6,200	--	6,200	429,625	435,825
Commercial and industrial(1) (2)	2,711	47,768	--	50,479	1,990,095	2,040,574
Other	8	11	--	19	8,441	8,460

Total	$17,789	$73,682	$--	$91,471	$38,267,551	$38,359,022

(1)	Includes $2.7 million and $46.7 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at September 30, 2018:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,176,497	$6,934,670	$451,012	$343,134	$36,905,313	$2,224,744	$9,018	$2,233,762
Special mention	289,820	93,168	2,723	81,290	467,001	33,202	--	33,202
Substandard	80,082	5,791	2,582	9,552	98,007	68,733	13	68,746
Doubtful	--	--	--	--	--	--	--	--

Total	$29,546,399	$7,033,629	$456,317	$433,976	$37,470,321	$2,326,679	$9,031	$2,335,710

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2017:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$27,874,330	$7,255,100	$471,571	$344,040	$35,945,041	$1,925,527	$8,449	$1,933,976
Special mention	125,752	47,123	3,691	76,033	252,599	20,883	--	20,883
Substandard	74,627	20,003	1,966	15,752	112,348	94,164	11	94,175
Doubtful	--	--	--	--	--	--	--	--

Total	$28,074,709	$7,322,226	$477,228	$435,825	$36,309,988	$2,040,574	$8,460	$2,049,034

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2018, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to  $38.7 million; loans on which forbearance agreements were reached amounted to  $1.4 million.

The following table presents information regarding the Company’s TDRs as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$812	$5,002	$5,814	$824	$8,061	$8,885
Commercial real estate	--	--	--	--	368	368
One-to-four family	--	1,033	1,033	--	1,066	1,066
Acquisition, development, and construction	9,552	--	9,552	8,652	--	8,652
Commercial and industrial	--	23,714	23,714	177	26,408	26,585

Total	$10,364	$29,749	$40,113	$9,653	$35,903	$45,556

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended September 30, 2018 and 2017 are summarized as follows:

	For the Three Months Ended September 30, 2018
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	6	1,848	$1,212	3.36%	3.28%	$545	$--

	For the Three Months Ended September 30, 2017
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	2	$8,652	$8,652	5.50%	5.50%	$--	$--
Commercial and industrial	22	18,002	7,620	3.18	2.91	6,350	--

Total	24	$26,654	$16,272			$6,350	$--

The financial effects of the Company’s TDRs for the nine months ended September 30, 2018 and 2017 are summarized as follows:

	For the Nine Months Ended September 30, 2018
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$--	$--
Commercial and industrial	18	6,914	4,386	3.30	3.18	2,308	--

Total	19	$7,814	$5,286			$2,308	$--

	For the Nine Months Ended September 30, 2017
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	$810	$990	5.93%	2.21%	$--	$12
Acquisition, development, and construction	2	8,652	8,652	5.50	5.50	--	--
Commercial and industrial	52	48,716	23,673	3.36	3.29	11,079	--

Total	58	$58,178	$33,315			$11,079	$12

At September 30, 2018, five C&I loans, in the amount of  $1.1 million that had been modified as a TDR during the twelve months ended at that date were in payment default.

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

Note 6. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at September 30, 2018:
Loans collectively evaluated for impairment	$128,816	$30,839	$159,655

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2017:
Loans collectively evaluated for impairment	$128,275	$29,771	$158,046

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2018:
Loans individually evaluated for impairment	$21,418	$43,486	$64,904
Loans collectively evaluated for impairment	37,448,903	2,292,224	39,741,127

Total	$37,470,321	$2,335,710	$39,806,031

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2017:
Loans individually evaluated for impairment	$31,747	$48,810	$80,557
Loans collectively evaluated for impairment	36,278,241	2,000,224	38,278,465

Total	$36,309,988	$2,049,034	$38,359,022

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Nine Months Ended September 30,
	2018			2017
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$128,275	$29,771	$158,046	$125,416	$32,874	$158,290
Charge-offs	(5,445)	(9,705)	(15,150)	(375)	(58,203)	(58,578)
Recoveries	242	1,031	1,273	595	594	1,189
Provision for (recovery of) non-covered loan losses	5,744	9,742	15,486	(3,114)	61,131	58,017

Balance, end of period	$128,816	$30,839	$159,655	$122,522	$36,396	$158,918

The following table presents additional information about the Company’s impaired loans at September 30, 2018:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$5,815	$8,676	$--	$7,282	$323
Commercial real estate	4,386	9,501	--	3,955	62
One-to-four family	1,665	1,719	--	1,812	36
Acquisition, development, and construction	9,552	10,452	--	11,102	441
Other	43,486	107,101	--	46,092	2,428

Total impaired loans with no related allowance	$64,904	$137,449	$--	$70,243	$3,290

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	--	--	--	--	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Other	--	--	--	20	--

Total impaired loans with an allowance recorded	$--	$--	$--	$20	$--

Total impaired loans:
Multi-family	$5,815	$8,676	$--	$7,282	$323
Commercial real estate	4,386	9,501	--	3,955	62
One-to-four family	1,665	1,719	--	1,812	36
Acquisition, development, and construction	9,552	10,452	--	11,102	441
Other	43,486	107,101	--	46,112	2,428

Total impaired loans	$64,904	$137,449	$--	$70,263	$3,290

The following table presents additional information about the Company’s impaired loans at December 31, 2017:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$8,892	$11,470	$--	$9,554	$495
Commercial real estate	5,137	10,252	--	3,522	92
One-to-four family	1,966	2,072	--	2,489	50
Acquisition, development, and construction	15,752	25,952	--	10,976	575
Other	48,810	104,901	--	43,074	2,200

Total impaired loans with no related allowance	$80,557	$154,647	$--	$69,615	$3,412

Impaired loans with an allowance recorded:
Multi-family	$--	$--	$--	$--	$--
Commercial real estate	--	--	--	--	--
One-to-four family	--	--	--	--	--
Acquisition, development, and construction	--	--	--	--	--
Other	--	--	--	314	--

Total impaired loans with an allowance recorded	$--	$--	$--	$314	$--

Total impaired loans:
Multi-family	$8,892	$11,470	$--	$9,554	$495
Commercial real estate	5,137	10,252	--	3,522	92
One-to-four family	1,966	2,072	--	2,489	50
Acquisition, development, and construction	15,752	25,952	--	10,976	575
Other	48,810	104,901	--	43,388	2,200

Total impaired loans	$80,557	$154,647	$--	$69,929	$3,412

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2018	December 31, 2017
Wholesale Borrowings:
FHLB advances	$13,281,000	$12,104,500
Repurchase agreements	200,000	450,000

Total wholesale borrowings	$13,481,000	$12,554,500
Junior subordinated debentures	359,422	359,179

Total borrowed funds	$13,840,422	$12,913,679

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2018:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$--	$--	$--	$200,000

At September 30, 2018 and December 31, 2017, the Company had  $359.4 million and  $359.2 million, respectively, of outstanding junior subordinated deferrable interest debentures (junior subordinated debentures) held by statutory business trusts (the Trusts) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at September 30, 2018:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,496	$139,145	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	3.934	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	5.584	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	4.046	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$359,422	$346,645

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2018		2017
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1,271	$128	$1,404	$144
Expected return on plan assets	(4,035)	--	(4,073)	--
Amortization of prior-service costs	--	(62)	--	(62)
Amortization of net actuarial loss	1,795	76	2,053	68

Net periodic (credit) expense	$(969)	$142	$(616)	$150

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

	For the Nine Months Ended September 30,
	2018		2017
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$3,814	$384	$4,211	$433
Expected return on plan assets	(12,106)	--	(12,217)	--
Amortization of prior-service costs	--	(186)	--	(187)
Amortization of net actuarial loss	5,386	229	6,157	206

Net periodic (credit) expense	$(2,906)	$427	$(1,849)	$452

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $1.3 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2018. The Company does not expect to make any contributions to its pension plan in 2018.

Note 9. Stock-Based Compensation

At September 30, 2018, the Company had a total of 4,844,468 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,535,523 shares of restricted stock during the nine months ended September 30, 2018. The shares had an average fair value of $13.51 per share on the date of grant and a vesting period of five years. The nine-month amount includes 77,000 shares that were granted in the third quarter with an average fair value of $10.94 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $28.1 million and $27.3 million, respectively, in the nine months ended September 30, 2018 and 2017, including $9.4 million and $9.1 million in the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,574,167	$15.38
Granted	2,535,523	13.51
Vested	(842,202)	15.16
Canceled	(233,640)	14.87

Unvested at end of period	7,033,848	14.75

As of September 30, 2018, unrecognized compensation cost relating to unvested restricted stock totaled $81.9 million. This amount will be recognized over a remaining weighted average period of 3.1 years.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$--	$1,863,856	$--	$--	$1,863,856
GSE CMOs	--	917,040	--	--	917,040

Total mortgage-related debt securities	$--	$2,780,896	$--	$--	$2,780,896

Other Debt Securities Available for Sale:
GSE debentures	$--	$1,021,691	$--	$--	$1,021,691
Asset-backed securities	--	388,323	--	--	388,323
Municipal bonds	--	67,499	--	--	67,499
Corporate bonds	--	455,631	--	--	455,631
Capital trust notes	--	50,243	--	--	50,243

Total other debt securities	$--	$1,983,387	$--	$--	$1,983,387

Total debt securities available for sale	$--	$4,764,283	$--	$--	$4,764,283

Equity securities:
Preferred stock	$15,154	$--	$--	$--	$15,154
Mutual funds and common stock	--	16,570	--	--	16,570

Total equity securities	$15,154	$16,570	$--	$--	$31,724

Total securities	$15,154	$4,780,853	$--	$--	$4,796,007

	Fair Value Measurements at December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments(1)	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$--	$2,068,842	$--	$--	$2,068,842
GSE CMOs		549,904			549,904

Total mortgage-related securities	$--	$2,618,746	$--	$--	$2,618,746

Other Securities Available for Sale:
U. S. Treasury Obligations	$199,898	$--	$--	$--	$199,898
GSE debentures	--	473,258	--	--	473,258
Municipal bonds	--	70,120	--	--	70,120
Corporate bonds	--	90,775	--	--	90,775
Capital trust notes	--	46,096	--	--	46,096
Preferred stock	15,434	--	--	--	15,434
Mutual funds and common stock	--	17,100	--	--	17,100

Total other securities	$215,332	$697,349	$--	$--	$912,681

Total securities available for sale	$215,332	$3,316,095	$--	$--	$3,531,427

Other Assets:
Loans held for sale	$--	$35,258	$--	$--	$35,258
Mortgage servicing rights	--	--	2,729	--	2,729

(1)	Includes cash collateral received from, and paid to, counterparties.
(2)	Includes $1.9 million to purchase Treasury options.

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

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	September 30, 2018			December 31, 2017
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$--	$--	$--	$35,258	$34,563	$695

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for MSRs for the periods indicated:

	(Loss) Gain Included in Income from Changes in Fair Value (1)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Loans held for sale	$--	$464	$--	$1,059
Mortgage servicing rights	--	(9,743)	(224)	(20,092)

Total loss	$--	$(9,279)	$(224)	$(19,033)

(1)	Included in “Non-interest income.”

Changes in Level 3 Fair Value Measurements

The following tables present, for the nine months ended September 30, 2018 and 2017, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at September 30, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2018
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$2,729	$(224)	$--	$--	$(2,505)	$--	$--	$--

(in thousands)	Fair Value January 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at September 30, 2017	Change in Unrealized Gains/(Losses) Related to Instruments Held at September 30, 2017
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$228,099	$(34,544)	$--	$18,054	$(208,827)	$--	$2,782	$(182)
Interest rate lock commitments	982	(713)	--	--	--	--	269	269

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the nine months ended September 30, 2018 or 2017.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2018 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$--	$--	$41,636	$41,636
Other assets	--	--	667	667

Total	$--	$--	$42,303	$42,303

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2018 and December 31, 2017:

	September 30, 2018
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,731,754	$1,731,754	$1,731,754		$--		$--
FHLB stock (1)	654,939	654,939	--		654,939		--
Loans, net	39,678,616	38,940,057	--		--		38,940,057
Financial Liabilities:
Deposits	$30,319,284	30,279,953	$18,909,310	(2)	$11,370,643	(3)	$--
Borrowed funds	13,840,422	13,693,629	--		13,693,629		--

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2017
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,528,169	$2,528,169	$2,528,169		$--		$--
FHLB stock (1)	603,819	603,819	--		603,819		--
Loans, net	38,265,183	38,254,538	--		--		38,254,538
Financial Liabilities:
Deposits	$29,102,163	$29,044,852	$20,458,517	(2)	$8,586,335	(3)	$--
Borrowed funds	12,913,679	12,780,653	--		12,780,653		--

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2018 and December 31, 2017.

Note 11. Subsequent Events

On November 6, 2018, the Company completed the offering of $300 million in fixed-to-floating rate subordinated notes due 2028. The notes will initially bear interest at a rate of 5.90% per annum through November 6, 2023, payable semi-annually in arrears. From November 6, 2023 to November 7, 2028, or up to an early redemption date, the interest rate shall reset to an interest rate per annum equal to the then current three-month LIBOR rate plus 278 bps, payable quarterly in arrears. Beginning on November 6, 2023, through the maturity date, the Company may at its discretion, redeem the notes in whole or in part on any scheduled interest payment date.

Note 12. Impact of Recent Accounting Pronouncements

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

The Company adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost, on January 1, 2018. ASU No. 2017-07 requires companies to present the service cost component of net benefit cost in the income statement line items where they report compensation cost, and all other components of net benefit cost in the income statement separately from the service cost component and outside of operating income, if this subtotal is presented. Additionally, the service cost component is the only component that can be capitalized. The standard required retrospective application for the amendments related to the presentation of the service cost component and other components of net benefit cost, and prospective application for the amendments related to the capitalization requirements for the service cost components of net benefit cost. The adoption of ASU No. 2017-07 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, on January 1, 2018, with retrospective application. ASU No. 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalent amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, entities are required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Entities are also required to disclose information regarding the nature of the restrictions. The adoption of ASU No. 2016-18 did not have a material impact on the Company’s financial position or results of operations, or cash flows.

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

The Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities by means of a cumulative-effect adjustment as of January 1, 2018. ASU No. 2016-01 provides targeted improvements to GAAP including, amongst other improvements, the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. FHLB stock, however, is not in the scope of ASU No. 2016-01 and will continue to be presented at historical cost. Upon adoption, an immaterial amount of unrealized losses related to the in-scope equity securities was reclassified from other comprehensive loss to retained earnings and equity investments were reclassified from securities available for sale to other assets with their related market value changes reflected in earnings for the nine months ended September 30, 2018. In addition, the fair value disclosures for financial instruments in Note 10 are computed using an exit price notion as required by ASU No. 2016-01.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers and its amendments which established ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018 using the modified retrospective approach. In summary, the core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue streams that are covered by ASC Topic 606 are primarily fees earned in connection with performing services for our customers such as investment advisor fees, wire transfer fees, and bounced check fees. Such fees are either satisfied over time if the service is performed over a period of time (as with investment advisor fees or safe deposit box rental fees), or satisfied at a point in time (as with wire transfer fees and bounced check fees). The Company recognizes fees for services performed over the time period to which the fees relate. The Company recognizes fees earned at a point in time on the day the fee is earned. The modified retrospective approach includes presenting the cumulative effect of initial application, if any, along with supplementary disclosures, if any. The Company did not record a cumulative effect adjustment upon adoption of the standard.

Recently Issued Accounting Standards

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU No. 2017-08 specifies that the premium amortization period ends at the earliest call date, rather than the contractual maturity date, for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing of the underlying securities. The shorter amortization period means that interest income would generally be lower in the periods before the earliest call date and higher thereafter (if the security is not called) compared to current GAAP. Currently, the premium is amortized to the contractual maturity date under GAAP. Because the premium will be amortized to the earliest call date, the holder will not recognize a loss in earnings for the unamortized premium when the call is exercised. ASU No. 2017-08 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU No. 2017-08 specifies that the transition approach to the standard be accounted for on a modified retrospective basis with a cumulative effect adjustment through retained earnings as of the beginning of the period of adoption. The Company plans to adopt ASU No. 2017-08 effective January 1, 2019 and the adoption is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in ASU No. 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. For public business entities that are SEC filers, the amendments in ASU No. 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

An entity will apply the amendments in ASU No. 2016-13 through a cumulative-effect adjustment to retained earnings as of January 1, 2020 (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU No. 2016-13. Amounts previously recognized in accumulated other comprehensive income (loss) as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received. Financial assets for which the guidance in Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (PCD assets), has previously been applied, should prospectively apply the guidance in ASU No. 2016-13 for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether they would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU No. 2016-13. The same transition requirements should be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows.

The Company is evaluating ASU No. 2016-13 and has a working group with multiple members from applicable departments to evaluate the requirements of the new standard, planning for loss modeling requirements consistent with lifetime expected loss estimates, and assessing the impact it will have on current processes. This evaluation includes a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new models may be required. The adoption of ASU No. 2016-13 could have a material effect on the Company’s Consolidated Statements of Condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company’s loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), and subsequently issued three amendments to the ASU: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Leases (Topic 842): Targeted Improvements. The Company will adopt the ASUs as of January 1, 2019. Topic 842 is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-of-use asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, the ASU includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company has the option to recognize and measure leases using one of two transition methods: either at the beginning of the earliest period presented using a modified retrospective approach, or by initially applying the standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Topic 842 includes a number of optional practical expedients that entities may elect to apply. The Company’s working group, comprised of associates from disciplines such as Vendor Risk Management, Real Estate, Technology, and Accounting, has completed its review for embedded leases in the Company’s contractual arrangements in an effort to identify the Company’s full lease population. To date, we have found only an immaterial amount of embedded leases in our non-lease contracts. We are presently evaluating all of our leases for compliance with the new lease accounting rules and as a lessor and lessee, we do not anticipate the classification of our leases to change. However, the Company’s assets and liabilities will increase by an immaterial amount based on the present value of remaining lease payments for leases in place at the adoption date. The Company is currently reviewing vendor software solutions to provide a lease accounting package that will prepare the financial statement adjustments and disclosures required by Topic 842.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of ASU 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU 2018-13 are effective for the Company as of January 1, 2020. Early adoption is permitted and an entity is permitted to early adopt any removed or modified disclosures upon issuance of the ASU and delay adoption of the additional disclosures until their effective date. The amendments removed the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the disclosure of the policy for timing of transfers between levels of the fair value hierarchy, and the disclosure of the valuation processes for Level 3 fair value measurements. Additionally, the amendments modified the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU 2018-13 is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The amendment is effective for the Company as of January 2, 2020. The Company is still assessing the potential impact of ASU 2018-15 and whether to adopt the provisions prior to January 1, 2020.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (“Topic 815”) – Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedging Accounting Purposes. The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are effective for the Company as of January 1, 2019. The amendments in ASU 2018-16 should be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption of ASU 2018-16 is not expected to have a material impact on the Company’s consolidated financial statements.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	any uncertainty relating to the LIBOR calculation process and the potential phasing out of LIBOR after 2021;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	heightened regulatory focus on CRE concentration and related limits that have been, or may in the future be, imposed by regulators;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Nine Months Ended
	Sept. 30,	June 30,	Sept. 30,	Sept. 30,	Sept. 30,
(dollars in thousands)	2018	2018	2017	2018	2017
Total Stockholders’ Equity	$6,794,015	$6,789,352	$6,759,654	$6,794,015	$6,759,654
Less: Goodwill	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)
Preferred stock	(502,840)	(502,840)	(502,840)	(502,840)	(502,840)
Tangible common stockholders’ equity	$3,855,044	$3,850,381	$3,820,683	$3,855,044	$3,820,683

Total Assets	$51,246,654	$50,469,170	$48,457,891	$51,246,654	$48,457,891
Less: Goodwill	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)	(2,436,131)
Tangible assets	$48,810,523	$48,033,039	$46,021,760	$48,810,523	$46,021,760

Average Common Stockholders’ Equity	$6,301,525	$6,286,326	$6,262,792	$6,291,911	$6,187,514
Less: Average goodwill and CDI	(2,436,131)	(2,436,131)	(2,436,146)	(2,436,131)	(2,436,202)
Average tangible common stockholders’ equity	$3,865,394	$3,850,195	$3,826,646	$3,855,780	$3,751,312

Average Assets	$50,608,283	$49,567,386	$48,526,259	$49,685,717	$48,776,475
Less: Average goodwill and CDI	(2,436,131)	(2,436,131)	(2,436,146)	(2,436,131)	(2,436,202)
Average tangible assets	$48,172,152	$47,131,255	$46,090,113	$47,249,586	$46,340,273

Net Income Available to Common Shareholders	$98,565	$99,147	$102,261	$296,057	$313,266
Add back: Amortization of CDI, net of tax	-	-	14	-	125
Adjusted net income available to common shareholders	$98,565	$99,147	$102,275	$296,057	$313,391

GAAP MEASURES:
Return on average assets (1)	0.84%	0.87%	0.91%	0.86%	0.90%
Return on average common stockholders’ equity (2)	6.26	6.31	6.53	6.27	6.75
Book value per common share	$12.83	$12.82	$12.79	$12.83	$12.79
Common stockholders’ equity to total assets	12.28	12.46	12.91	12.28	12.91

NON-GAAP MEASURES:
Return on average tangible assets (1)	0.89%	0.91%	0.96%	0.90%	0.95%
Return on average tangible common stockholders’ equity (2)	10.20	10.30	10.69	10.24	11.14
Tangible book value per common share	$7.86	$7.85	$7.81	$7.86	$7.81
Tangible common stockholders’ equity to tangible assets	7.90	8.02	8.30	7.90	8.30

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank and New York Commercial Bank. At September 30, 2018, we had total assets of $51.2 billion, total loans of $39.8 billion, deposits of $30.3 billion, and total stockholders’ equity of $6.8 billion.

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

For the three months ended September 30, 2018, the Company reported net income of $106.8 million, down 0.5% from the $107.4 million reported for the three months ended June 30, 2018, and down 3.3% from the $110.5 million reported for the three months ended September 30, 2017. Net income available to common shareholders was $98.6 million, down 0.6% from the $99.1 million reported for the three months ended June 30, 2018 and down 3.6% from the $102.3 million reported for the three months ended September 30, 2017. For the three months ended September 30, 2017, both net income and net income available to common shareholders included an $82.0 million pre-tax gain on the sale of certain covered one-to-four family residential loans and mortgage banking operations and a $44.6 million provision for loan losses tied primarily to taxi medallion-related loans. Diluted EPS for the three months ended September 30, 2018 were $0.20, unchanged from the prior quarter and as compared to $0.21 in the year-ago quarter.

For the nine months ended September 30, 2018, the Company reported net income of $320.7 million, down 2.7% compared to the $329.7 million for the nine months ended September 30, 2017. Net income available to common shareholders was $296.1 million for the current nine-month period, down 5.5% from $313.3 million for the year-ago nine-month period. In the current nine-month period, the Company paid $24.6 million in preferred stock dividends compared to $16.4 million in the year-ago nine-month period. Year-to-date 2018 diluted EPS were $0.60, down 6.3% compared to $0.64 year-to-date 2017.

The key trends in the quarter were:

Continued Balance Sheet Growth

In response to the SIFI threshold being raised to $250 billion earlier this year, the Company resumed its organic balance sheet growth strategy. Total assets at September 30, 2018 were $51.2 billion, up over $2.0 billion since December 31, 2017. Most of this growth occurred during the past two quarters and was driven by growth in our loan portfolio, primarily in the multi-family and C&I segments, and by growth in our investment securities portfolio, as we continue to redeploy portions of our excess cash balances into higher yielding investments. This growth was funded primarily through deposits, which was mainly due to growth in CDs.

Loan Portfolio Increases

Total loans held for investment grew $1.5 billion from December 31, 2017 to $39.8 billion or 5% annualized and $390.4 million or 4% annualized compared to the balance at June 30, 2018. The growth in both periods was driven by our multi-family and C&I portfolios. Multi-family loans grew to $29.5 billion in the current third quarter. This represents annualized growth of $1.5 billion or 7%, compared to December 31, 2017 and multi-family loans grew by $334.9 million or 4.6% annualized, compared to the prior quarter. C&I loans, which are primarily specialty finance related-loans, increased $286.1 million or 19% annualized to $2.3 billion compared to the balance at December 31, 2017 and they increased $156.2 million or 29% annualized relative to the prior quarter.

Re-deployment of Excess Cash

During the third quarter of 2018, we continued our reinvestment strategy and re-deployed additional amounts of our excess cash into higher yielding investment securities. Accordingly, the balance of debt securities available-for-sale increased $641.4 million to $4.8 billion compared to the previous quarter, while our cash and cash equivalents balance declined to $1.7 billion compared to $2.2 billion as of June 30, 2018.

Operating Expenses Continue to Decline

Operating expenses declined further during the current third quarter. Non-interest expenses for the third quarter of 2018 came in at $134.4 million, down 2.7% compared to the second quarter of the year. Compared to the third quarter of 2017, non-interest expenses declined $27.8 million or 17.1%. For the first nine months of 2018, non-interest expenses decreased $81.3 million or 16.5%, keeping the Company on track to meet its expense reduction goals for 2018. Our efficiency ratio rose to 49.35% from 48.19% in the previous quarter due to a lower level of revenues.

Organic Deposit Growth Resumed

In conjunction with the Company’s strategy to focus on organic deposit growth, total deposits increased $1.2 billion or 6% annualized on a year-to-date basis and $763 million or 10% annualized, sequentially to $30.3 billion. Deposit growth was driven in large part through CDs and to a lesser extent, through non-interest-bearing accounts. On a year-to-date basis, CDs rose $2.8 billion or 43% annualized and on a linked-quarter basis, CDs grew $1.1 billion, also 43% annualized. Non-interest-bearing accounts increased $211 million, or 12% on a year-to-date annualized basis and $25 million, or 4% annualized on a linked-quarter basis.

Our Net Interest Margin Was Pressured During the Quarter

The NIM for the third quarter of 2018 declined 17 basis points to 2.16% compared to the second quarter of 2018 and declined 37 basis points compared to the third quarter of 2017. The decline was largely attributable to higher short term funding costs and a lower level of prepayments.

Our Asset Quality Was Relatively Stable

NPAs declined 19.9% on a year-over-year basis to $67.8 million or 13 basis points of total assets compared to 17 basis points of total assets in the year-ago quarter. NPAs also declined 4.0% compared to the level at June 30, 2018. Net charge-offs were $2.2 million or one basis point of average loans down 57.8% sequentially.

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

The following table summarizes the high, low, and average five- and seven-year CMTs in the respective periods:

	Five-Year Constant Maturity Treasury Rate				Seven-Year Constant Maturity Treasury Rate
	Sept. 30,	June 30,	Sept. 30,		Sept. 30,	June 31,	Sept. 30,
	2018	2018	2017		2018	2018	2017
High	2.99%	2.94%	1.95%	High	3.06%	3.07%	2.22%
Low	2.70	2.55	1.63	Low	2.77	2.67	1.88
Average	2.81	2.77	1.81	Average	2.88	2.87	2.06

(Source: Bloomberg)

Changes in market interest rates generally have a lesser impact on our multi-family and CRE loan production than they do on other types of loans we produce. Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be meaningful. In the third quarter of 2018, prepayment income from loans contributed $8.3 million to interest income; in the trailing and year-earlier quarters, the contribution was $15.8 million and $14.1 million, respectively.

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

The following table presents the unemployment rates for the United States and our key deposit markets in the months ended September 30, 2018, June 30, 2018, and September 30, 2017. While unemployment declined year-over-year in many of these markets, the sequential comparison indicates declines in most markets and a slight increases in Arizona.

	For the Month Ended
	September 30, 2018	June 30, 2018	September 30, 2017
Unemployment rate:
United States	3.6%	4.2%	4.1%
New York City	4.0	4.3	4.5
Arizona	4.9	4.8	4.9
Florida	3.0	3.9	4.0
New Jersey	4.1	4.3	4.7
New York	3.8	4.2	4.6
Ohio	4.1	5.3	4.7

(Source: U.S. Department of Labor)

	For the Twelve Months Ended
	September 2018	June 2018	September 2017
Change in prices:	2.3%	2.9%	2.2%

Yet another pertinent economic indicator is the residential rental vacancy rate in New York, as reported by the U.S. Department of Commerce, and the office vacancy rate in Manhattan, as reported by a leading commercial real estate broker, Jones Lang LaSalle.. These measures are important in view of the fact that 64.5% of our multi-family loans and 67.5% of our CRE loans are secured by properties in New York, with Manhattan accounting for 25.8% and 48.7% of our multi-family and CRE loans, respectively.

As reflected in the following table, residential rental vacancy rates in New York increased year-over-year and linked-quarter, while office vacancy rates in Manhattan declined year-over-year and linked quarter.

	For the Three Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017
Rental Vacancy Rates:
New York residential	5.7%	5.3%	5.6%
Manhattan office	7.8	8.1	10.2

Lastly, the Consumer Confidence Index® increased to 138.4 in September 2018 compared to 126.4 in June 2018 and 95.3 in September 2017. An index level of 90 or more is considered indicative of a strong economy.

Recent Events

Board of Directors Authorizes $300 Million Common Share Repurchase Program

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program will be funded through the issuance of a like amount of subordinated notes. Purchases will be made from time to time in open market transactions, subject to market conditions.

Issuance of $300 million of Subordinated Notes

On November 6, 2018, the Company completed the offering of $300 million in fixed-to-floating rate subordinated notes due 2028. The notes will initially bear interest at a rate of 5.90% per annum through November 6, 2023, payable semi-annually in arrears. From November 6, 2023 to November 7, 2028, or up to an early redemption date, the interest rate shall reset to an interest rate per annum equal to the then current three-month LIBOR rate plus 278 bps, payable quarterly in arrears. Beginning on November 6, 2023, through the maturity date, the Company may at its discretion, redeem the notes in whole or in part on any scheduled interest payment date.

Received Final Regulatory Approval to Merge Subsidiary Banks

On October 1, 2018, we received regulatory approval to merge our commercial bank subsidiary, New York Commercial Bank, with and into our primary banking subsidiary, New York Community Bank. The merger is expected to close during the fourth quarter of 2018. Once the merger is consummated, all 30 branches of New York Commercial Bank will operate as branches of New York Community Bank. The merger of our two bank subsidiaries is not expected to impact either bank’s customer base.

Declaration of Dividend on Common Shares

On October 23, 2018, the Board of Directors declared a quarterly cash dividend of $0.17 per share on our common stock, payable on November 20, 2018 to shareholders of record at the close of business on November 6, 2018.

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

The methodology used for the allocation of the allowance for loan losses at September 30, 2018 and December 31, 2017 was generally comparable, whereby the Community Bank and the Commercial Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the respective allowances for loan losses, management considers the Community Bank’s and the Commercial Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the respective Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

The historical loss period we use to determine the allowance for loan losses on loans is a rolling 31-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

Goodwill Impairment

We have significant intangible assets related to goodwill. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. Our goodwill is evaluated for impairment annually as of year-end or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We had previously identified two reporting units: our Banking Operations reporting unit and our Residential Mortgage Banking reporting unit. On September 29, 2017, the Company sold the Residential Mortgage Banking reporting unit. Our reporting unit is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

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

As of September 30, 2018, we had goodwill of $2.4 billion. During the quarter ended September 30, 2018, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2017 using step one of the quantitative test and found no indication of goodwill impairment at that date.

Balance Sheet Summary

Total assets at September 30, 2018 were $51.2 billion, up $2.1 billion or 4% from year-end 2017 and up $777.5 million or 6% annualized from the level at June 30, 2018. Total loans held for investment increased $1.5 billion or 4% to $39.8 billion from December 31, 2017 and $390.4 million or 4% annualized compared to the balance at June 30, 2018. As in previous quarters, overall loan growth was driven by our multi-family loans, which ended the quarter at $29.5 billion, up $1.5 billion or 5% compared to the balance at year-end 2017 and $334.9 million or 5% annualized compared to the balance at June 30, 2018.

During the current third quarter, we also grew our securities portfolio, as we continued to reinvest our excess cash position. Accordingly, the balance of available-for-sale securities increased $641 million to $4.8 billion compared to June 30, 2018 and by $1.2 billion compared to December 31, 2017. Total securities as a percentage of total assets increased to 9.4% during the current third quarter compared to 8.2% the prior quarter-end and 7.2% at year-end 2017. At September 30, 2018, 23.5% of the securities portfolio was variable rates, mainly short term LIBOR.

Our growth during this quarter was funded primarily through deposits. Total deposits rose $1.2 billion or 6% annualized to $30.3 billion compared to the level at December 31, 2017 and $763 million or 10% annualized compared to the level at June 30, 2018. Deposit growth was driven in large part through certificates of deposit (“CDs”) and to a lesser extent, through non-interest-bearing accounts. On a year-to-date basis, CDs rose $2.8 billion or 43% annualized and on a linked-quarter basis, CDs grew $1.1 billion, also 43% annualized. Non-interest-bearing accounts increased $211 million, or 12% on a year-to-date annualized basis and $25 million, or 4% annualized on a linked-quarter basis.

Total borrowed funds were $13.8 billion at September 30, 2018, up $927 million, or 10% annualized compared to year-end 2017 and up $47 million, or 1% annualized compared to second quarter 2018. The entire increase was due to higher wholesale borrowings, consisting primarily of Federal Home Loan Bank of New York borrowings.

Total stockholders’ equity at September 30, 2018 was $6.8 billion, relatively unchanged from the level at both June 30, 2018 and at September 30, 2017. Common stockholders’ equity to total assets represented 12.28% at September 30, 2018, compared to 12.46% and 12.91%, at June 30, 2018 and September 30, 2017, respectively. Book value per common share equaled $12.83 at September 30, 2018, compared to $12.82 at June 30, 2018 and $12.79 at September 30, 2017.

Excluding goodwill of $2.4 billion, tangible common stockholders’ equity totaled $3.9 billion at September 30, 2018, also relatively unchanged compared to both June 30, 2018 and September 30, 2017. Tangible common stockholders’ equity to tangible assets was 7.90%, 8.02%, and 8.30%, respectively, at September 30, 2018, June 30, 2018, and September 30, 2017. Tangible book value per share equaled $7.86 at September 30, 2018, $7.85 at June 30, 2018, and $7.81 at September 30, 2017.

Loans

Loans Held for Investment and Originations

Loans held for investment, net totaled $39.7 billion at September 30, 2018, a $1.4 billion or 5% annualized increase from December 31, 2017, and an increase of $391 million from June 30, 2018. The Company’s overall loan growth was driven by growth in our multi-family and commercial and industrial (“C&I”) loan portfolios. Multi-family loans grew to $29.5 billion in the current third quarter. This represents annualized growth of $1.5 billion or 7%, compared to December 31, 2017. C&I loans, which are primarily specialty finance related-loans, increased $286 million or 19% annualized to $2.3 billion compared to the balance at December 31, 2017. Conversely, the commercial real estate (“CRE”) loan portfolio declined both on a linked-quarter and year-to-date basis, due to payoffs and scheduled maturities. CRE loans declined $289 million, or 5% annualized to $7.0 billion compared to year-end 2017.

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

At September 30, 2018, loans secured by multi-family, non-owner occupied CRE, and ADC properties represented 756.8% of the consolidated Banks’ total risk-based capital, within our limit of 850% agreed upon with our regulators.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Nine Months Ended
(in thousands)	Sept. 30, 2018	June 30, 2018	Sept. 30, 2017	Sept. 30, 2018	Sept. 30, 2017
Mortgage Loans Originated for Investment:
Multi-family	$1,566,861	$2,070,222	$1,432,424	$5,343,294	$3,339,302
Commercial real estate	301,414	254,808	249,773	733,364	692,187
One-to-four family residential	5,025	--	22,047	7,724	116,603
Acquisition, development, and construction	15,233	13,804	21,754	44,358	55,509

Total mortgage loans originated for investment	$1,888,533	$2,338,834	$1,725,998	$6,128,740	$4,203,601

Other Loans Originated for Investment:
Specialty finance	$509,165	$486,890	$468,735	$1,392,944	$1,236,817
Other commercial and industrial	140,452	119,449	115,569	377,515	388,511
Other	839	1,322	700	3,039	2,370

Total other loans originated for investment	$650,456	$607,661	$585,004	$1,773,498	$1,627,698

Total loans originated for investment	$2,538,989	$2,946,495	$2,311,002	$7,902,238	$5,831,299

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our Primary Lending Niche.

Multi-family loan originations represented $1.6 billion, or 61.7%, of the held-for-investment loans we produced in the current third quarter, reflecting a year-over-year increase of $134.4 million or 9% and a linked quarter decrease of $503.4 million or 24%. At September 30, 2018, multi-family loans represented $29.5 billion, or 74.2%, of total loans held for investment, reflecting a $1.5 billion increase from the balance at December 31st and a $2.4 billion increase from the balance at September 30, 2017.

The average multi-family loan had a principal balance of $6.0 million at the end of the current third quarter, which was modestly higher than the balance at June 30, 2018 and up 7% from the $5.6 million at September 30, 2017.

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

Our multi-family loans tend to refinance in approximately three years from origination; at September 30, 2018, June 30, 2018, and September 30, 2017, the weighted average life of the multi-family loan portfolio was 2.9 years, 2.8 years, and 2.7 years, respectively.

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

At September 30, 2018, the majority of our multi-family loans were secured by rent-regulated rental apartment buildings. In addition, 77.4% of our multi-family loans were secured by buildings in the metro New York area and 3.7% were secured by buildings elsewhere in New York State. The remaining multi-family loans of $5.6 billion or 18.9% were secured by buildings outside these markets, including in the three other states served by our retail branch offices.

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

Commercial Real Estate Loans

CRE loans represented $7.0 billion, or 17.7%, of total loans held for investment at the end of the current third quarter, a $120.2 million decrease from the balance at June 30, 2018, and a $516.8 million decrease from the balance at September 30, 2017. CRE loans represented $301.4 million, or 11.9%, of loans originated for investment in the current third quarter, reflecting a linked-quarter increase of $46.6 million and a year-over-year increase of $51.6 million.

At September 30, 2018, the average CRE loan had a principal balance of $5.9 million, up modestly from the average principal balance at June 30, 2018 and up 2% from September 30, 2017.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2018, 87.5% of our CRE loans were secured by properties in the metro New York market, while properties in other parts of New York State accounted for 3.1% of the properties securing our CRE credits, while all other states accounted for $663.3 million or 9.4%, combined.

The terms of our CRE loans are similar to the terms of our multi-family credits, and the same prepayment penalties also apply. Furthermore, our CRE loans also tend to refinance in approximately three years from origination; the weighted average life of the CRE portfolio was 3.0 years, 2.9 years, and 2.9 years at September 30, 2018, June 30, 2018, and September 30, 2017, respectively.

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

One-to-Four Family Loans

The September 30, 2018 balance of one-to-four family loans held for investment modestly increased on a sequential to $456.3 million, representing 1.2% of total loans held for investment at that date.

Acquisition, Development, and Construction Loans

The balance of ADC loans rose $9.1 million to $434.0 million sequentially, representing 1.1% of total held-for-investment loans at the current third-quarter end. In the third quarter of 2018, we originated ADC loans of $15.2 million, a $1.4 million increase from the trailing-quarter volume and a year-over-year decrease of $6.5 million.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. We had no recoveries against guarantees for either the nine months ended September 30, 2018 or 2017.

C&I Loans

Our C&I loans are divided into two categories: specialty finance loans and leases and other C&I loans, as further described below.

Specialty Finance Loans and Leases

At September 30, 2018, specialty finance loans and leases represented $1.8 billion of total loans held for investment, up $165.5 million or 10% sequentially and up 28% or $407.7 million on a year-over-year basis. For the three months ended September 30, 2018, we originated $509.2 million of specialty finance loans and leases compared to $486.9 million for the three months ended June 30, 2018 and $468.7 million for the three months ended September 30, 2017.

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

Other C&I Loans

In the three months ended September 30, 2018, other C&I loans totaled $482.4 million, compared to $491.7 million at June 30, 2018 and $545.5 million at September 30, 2017.

Included in the quarter-end balance were taxi medallion-related loans of $80.7 million, representing 0.20% of total held-for-investment loans at September 30, 2018.

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

Other Loans

At September 30, 2018, other loans totaled $9.0 million and consisted primarily of a variety of consumer loans, most of which were overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or lines of credit.

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

At September 30, 2018, the largest loan in our portfolio was a $246.0 million multi-family loan originated by the Community Bank on February 8, 2018 collateralized by six properties in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2018:

	At September 30, 2018
	Multi-Family Loans		Commercial Real Estate Loans
		Percent		Percent
(dollars in thousands)	Amount	of Total	Amount	of Total
New York City:
Manhattan	$7,627,654	25.82%	$3,427,967	48.74%
Brooklyn	4,982,055	16.86	538,229	7.65
Bronx	3,926,882	13.29	95,139	1.35
Queens	2,447,633	8.28	632,215	8.99
Staten Island	77,521	0.26	56,201	0.80

Total New York City	$19,061,745	64.51%	$4,749,751	67.53%

New Jersey	3,264,650	11.05	523,148	7.44
Long Island	544,410	1.84	880,089	12.51

Total Metro New York	$22,870,805	77.40%	$6,152,988	87.48%

Other New York State	1,085,872	3.68	217,363	3.09
All other states	5,589,722	18.92	663,278	9.43

Total	$29,546,399	100.00%	$7,033,629	100.00%

At September 30, 2018, the largest concentration of ADC loans held for investment was located in New York City, with a total of $343.1 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Loans Held for Sale

At September 30, 2018 and June 30, 2018, the Company had no loans held for sale compared to $35.3 million at December 30, 2017. The declines are attributable to the Company’s exit from the mortgage banking business in the third quarter of last year.

Outstanding Loan Commitments

At September 30, 2018, we had outstanding loan commitments of $1.9 billion, down $5.6 million from the level at December 31, 2017.

Multi-family, CRE, and ADC loans together represented $573.4 million of held-for-investment loan commitments at the end of the third quarter, while other loans represented $1.4 billion, respectively. Included in the latter amount were commitments to originate specialty finance loans and leases of $911.8 million and commitments to originate other C&I loans of $334.9 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $376.8 million at September 30, 2018, a $37.4 million increase from the volume at December 31st. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Loans Held for Investment and Repossessed Assets

Total NPAs declined $3 million, or 4% to $67.8 million, or 0.13% of total assets at September 30, 2018 compared to $70.7 million, or 0.14% of total assets at June 30, 2018. NPAs were down $17 million, or 20% compared to $84.7 million, or 0.17% of total assets at September 30, 2017.

NPLs were $54.1 million at September 30, 2018, down 4% sequentially and 22% year-over-year. For the current third quarter, NPLs represented 0.14% of total loans, unchanged from the prior quarter, and 0.18% of total loans in the year-ago quarter. The majority of NPLs are taxi medallion-related loans, which were $41.3 million in the current third quarter versus $43.5 million in the prior quarter and $43.4 million in the year-ago quarter.

Repossessed assets totaled $13.8 million, a decrease of 3% compared to the prior quarter and a decrease of 13% compared to the year-ago quarter. As with our NPLs, the majority of our repossessed assets consist of repossessed taxi medallions, which represented $8.6 million of repossessed assets during the current quarter, $9.0 million in the prior quarter, and $6.5 million in the year-ago quarter. At September 30, 2018, the Company’s total taxi medallion-related loans were $80.7 million compared to $85.8 million at the prior quarter end.

In the third quarter of 2018, the Company recorded net charge-offs of $2.2 million or 0.01% of average loans compared to $5.2 million or 0.01% in the prior quarter and $40.4 million or 0.11% in the year-ago quarter. As in the previous quarter, the majority of our net charge-offs were taxi medallion-related. Aside from taxi medallion-related charge-offs, the Company did not have any charge-offs this quarter in its multi-family, CRE, and C&I portfolios while recording modest recoveries.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2017 to September 30, 2018:

			Change from
			December 31, 2017
			to
			September 30, 2018
	September 30,	December 31,
(in thousands)	2018	2017	Amount	Percent
Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$5,236	$11,078	($5,842)	-52.74%
Commercial real estate	4,547	6,659	($2,112)	-31.72%
One-to-four family residential	1,665	1,966	($301)	-15.31%
Acquisition, development, and construction	-	6,200	($6,200)	NM
Total non-accrual mortgage loans	11,448	25,903	($14,455)	-55.80%
Other non-accrual loans (1)	42,624	47,779	($5,155)	-10.79%

Total non-performing loans	54,072	73,682	($19,610)	-26.61%
Repossessed assets (2)	13,765	16,400	($2,635)	-16.07%

Total non-performing assets	$67,837	$90,082	($22,245)	-24.69%

(1)	Includes $41.3 million and $46.7 million of non-accrual taxi medallion-related loans at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $8.6 million and $8.2 million of repossessed taxi medallions at September 30, 2018 and December 31, 2017, respectively.

The following table sets forth the changes in non-performing loans over the nine months ended September 30, 2018:

(in thousands)
Balance at December 31, 2017	$73,682
New non-accrual	27,779
Charge-offs	(9,284)
Transferred to other real estate owned	(3,124)
Loan payoffs, including dispositions and principal pay-downs	(34,981)
Restored to performing status	--

Balance at September 30, 2018	$54,072

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2018 and December 31, 2017, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2018. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

In addition, one-to-four family loans, ADC loans, and other loans represented 1.2%, 1.1%, and 5.9%, respectively, of total loans held for investment at September 30, 2018, comparable to, or consistent with, the levels at both December 31, 2017 and September 30, 2017. Furthermore, at the end of the current third quarter, only 1.8% of our other loans and 0.36% of one-to-four family loans were non-performing at that date, while we had no non-performing ADC loans.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2017 to September 30, 2018:

			Change from December 31, 2017 to September 30, 2018
(dollars in thousands)	September 30, 2018	December 31, 2017	Amount	Percent
Non-Covered Loans 30-89 Days Past Due:
Multi-family	$288	$1,258	$(970)	(77.11)%
Commercial real estate	567	13,227	(12,660)	(95.71)
One-to-four family	1,967	585	1,382	236.24
Other loans	831	2,719	(1,888)	(69.44)

Total non-covered loans 30-89 days past due	$3,653	$17,789	$(14,136)	(79.46)%

(1)	Includes $534,000 and $2.7 million of taxi medallion-related loans at September 30, 2018 and December 31, 2017, respectively.

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

Reflecting management’s assessment of the allowance for non-covered loan losses, we recorded a $1.2 million provision for such losses in the current third quarter, as compared to $4.7 million and $44.6 million, respectively, in the trailing and year-earlier three months. Reflecting the third-quarter provision, and the aforementioned net charge-offs, the allowance for losses on loans was $159.7 million at September 30, 2018. This represented 0.40% of total loans and 295.26% of non-performing loans at that date.

Based upon all relevant and available information as of the end of the current third quarter, management believes that the allowance for losses on non-covered loans was appropriate at that date.

At September 30, 2018, our three largest non-performing loans were a C&I loan with a balance of $5.7 million, a multi-family loan with a balance of $4.4 million, and a CRE loan with a balance of $1.3 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At September 30, 2018, non-accrual TDRs included taxi medallion-related loans with a combined balance of $23.7 million.

At September 30, 2018, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $38.7 million; loans in connection with which forbearance agreements were reached totaled $1.4 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, and ADC loans were 100%. The success rates for restructured one-to-four family and other loans were 75% and 90%, respectively, at September 30, 2018.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the nine months ended September 30, 2018:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2017	$ 9,653	$35,903	$45,556
New TDRs	900	6,914	7,814
Charge-offs	--	(2,308)	(2,308)
Loan payoffs, including dispositions and principal pay-downs	(189)	(10,760)	(10,949)

Balance at September 30, 2018	$10,364	$29,749	$40,113

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended September 30, 2018, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current first quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan losses, our non-performing assets, and our 30 to 89 days past due loans at September 30, 2018 and December 31, 2017.

	At or For the	At or For the
	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2018	December 31, 2017
Allowance for Loan Losses:
Balance at beginning of period	$158,046	$156,524
Provision for losses	15,486	60,943
Recovery from allowance on PCI loans	--	1,766
Charge-offs:
Multi-family	(34)	(279)
Commercial real estate	(3,191)	--
One-to-four family residential	--	(96)
Acquisition, development, and construction	(2,220)	--
Other loans	(9,705)	(62,975)

Total charge-offs	(15,150)	(63,350)
Recoveries:
Multi-family	--	28
Commercial real estate	137	408
One-to-four family residential	--	--
Acquisition, development, and construction	105	169
Other loans	1,031	1,558

Total recoveries	1,273	2,163

Net charge-offs	(13,877)	(61,187)

Balance at end of period	$159,655	$158,046

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$5,236	$11,078
Commercial real estate	4,547	6,659
One-to-four family residential	1,665	1,966
Acquisition, development, and construction	--	6,200

Total non-accrual mortgage loans	11,448	25,903
Other non-accrual loans	42,624	47,779

Total non-performing loans	$54,072	$73,682
Repossessed assets (1)	13,765	16,400

Total non-performing assets	$67,837	$90,082

Asset Quality Measures:
Non-performing loans to total loans	0.14%	0.19%
Non-performing assets to total assets	0.13	0.18
Allowance for loan losses to non-performing loans	295.26	214.50
Allowance for loan losses to total loans	0.40	0.41
Net charge-offs during the period to average loans outstanding during the period	0.04	0.16

Loans 30-89 Days Past Due:
Multi-family	$ 288	$ 1,258
Commercial real estate	567	13,227
One-to-four family residential	1,967	585
Other loans	831	2,719

Total loans 30-89 days past due (2)	$ 3,653	$ 17,789

(1)	Includes $8.6 million and $8.2 million of repossessed taxi medallions at September 30, 2018 and December 31, 2017, respectively.
(2)	Includes $534,000 and $2.7 million of taxi medallion loans at September 30, 2018 and December 31, 2017, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at September 30, 2018:

(in thousands)
New York	$46,738
New Jersey	5,793
Arizona	877
All other states	664

Total non-performing loans	$54,072

Securities

Securities increased $1.3 billion from December 31, 2017 and $641.4 million from June 30, 2018 to $4.8 billion or 9.4% of total assets at September 30, 2018. During the second quarter of 2017, we reclassified our entire securities portfolio as “Available-for-Sale”. Accordingly, at September 30, 2018, June 30, 2018, and December 31, 2017, we had no securities designated as “Held-to-Maturity”. At September 30, 2018, 23.5% of the securities portfolio was variable rates, mainly short term LIBOR.

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Community Bank and the Commercial Bank are required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At September 30, 2018 and December 31, 2017, the Community Bank held FHLB-NY stock in the amount of $651.2 million and $588.7 million, respectively, and the Commercial Bank held FHLB-NY stock of $3.7 million and $15.1 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Community Bank totaled $29.0 million and $22.8 million, respectively, in the nine months ended September 30, 2018 and 2017; dividends from the FHLB-NY to the Commercial Bank totaled $517,000 and $701,000, respectively, in the corresponding periods.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $8.7 million to $975.8 million in the nine months ended September 30, 2018.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both September 30, 2018 and December 31, 2017. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $4.3 billion in the nine months ended September 30, 2018, down from the $9.3 billion recorded in the year-earlier nine months. Cash flows from the repayment and sales of securities totaled $725.3 million and $1.3 billion, respectively, in the corresponding periods, while purchases of securities totaled $2.1 billion and $404.0 million, respectively.

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

In the three months ended September 30, 2018, total deposits of $30.3 billion were up $1.2 billion as compared to the level recorded at December 31, 2017. CDs represented 37.6% of total deposits at the end of the third quarter, and total deposits represented 59.2% of total assets at that date.

Included in the September 30th balance of deposits were institutional deposits of $2.0 billion and municipal deposits of $799.1 million, as compared to $2.2 billion and $999.4 million, respectively, at December 31, 2017. Brokered deposits dropped $7.0 million during this timeframe, to $4.0 billion, reflecting an $833.4 million decrease in brokered money market accounts to $1.8 billion and a $767.6 million increase in brokered CDs to $1.3 billion. In addition, at September 30, 2018, we had $852.4 million of brokered interest bearing checking accounts, an increase of $58.7 million from December 31, 2017. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. In the three months ended September 30, 2018, the balance of borrowed funds increased $926.7 million from year-end 2017 to $13.8 billion, representing 27.0% of total assets, at that date. The majority of the increase was related to a higher balance of wholesale borrowings.

Wholesale Borrowings

Wholesale borrowings rose $926.5 billion from year-end 2017 amount to $13.4 billion, representing 26.3% of total assets, at quarter end.

FHLB-NY advances rose $1.2 billion since December 31, 2017, to $13.3 billion, while the balance of repurchase agreements were $200 million at September 30, 2018 and $450.0 million at December 31, 2017.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.4 million at the end of the current third quarter, comparable to the balance at December 31st.

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

In the first nine months of 2018, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of certain C&I loans that feature floating interest rates; (3) We purchased short-duration, variable rate investment securities; (4) We initiated a deposit-raising campaign focused mainly on term CDs; and (5) We continued to extend borrowings as they mature.

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

At September 30, 2018, our one-year gap was a negative 22.34%, comparable to a negative 19.57% at December 31, 2017.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2018 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2018 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 10% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 10% and 7% per annum, respectively. Borrowed funds were not assumed to prepay.

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

	At September 30, 2018
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,343,474	$3,630,145	$16,262,207	$12,906,277	$3,557,493	$84,604	$39,784,200
Mortgage-related securities (2)(3)	84,756	101,302	529,508	1,071,348	538,386	455,596	2,780,896
Other securities (2)	1,625,011	18,319	35,956	29,003	801,171	160,590	2,670,050
Interest-earning cash and cash equivalents	1,580,712	--	--	--	--	--	1,580,712

Total interest-earning assets	6,633,953	3,749,766	16,827,671	14,006,628	4,897,050	700,790	46,815,858

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	6,374,974	315,881	621,790	1,754,080	2,492,961	--	11,559,686
Savings accounts	806,850	979,320	234,383	192,103	2,614,189	--	4,826,845
Certificates of deposit	1,454,841	7,323,469	2,600,160	30,311	1,193	--	11,409,974
Borrowed funds	1,613,926	2,962,000	8,894,000	225,000	--	145,496	13,840,422

Total interest-bearing liabilities	10,250,591	11,580,670	12,350,333	2,201,494	5,108,343	145,496	41,636,927

Interest rate sensitivity gap per period (4)	$(3,616,638)	$(7,830,904)	$4,477,338	$11,805,134	$(211,293)	$555,294	$5,178,931

Cumulative interest rate sensitivity gap	$(3,616,638)	$(11,447,542)	$(6,970,204)	$4,834,930	$4,623,637	$5,178,931

Cumulative interest rate sensitivity gap as a percentage of total assets	(7.06)%	(22.34)%	(13.60)%	9.43%	9.02%	10.11%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	64.72%	47.56%	79.61%	113.29%	111.14%	112.44%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of September 30, 2018, the impact of a 100-bp decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 10.67% per annum. Conversely, the impact of a 100-bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 1.84% per annum.

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

Based on the information and assumptions in effect at September 30, 2018, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(6.74)%
+200	(13.29)%

(1)	The impact of 100- and 200-bp reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2018, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(3.99)%
+200	(7.43)%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of 100- and 200-bp reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2018, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 2.13% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 3.66% increase in net interest income.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.7 billion and $2.5 billion, respectively, at September 30, 2018 and December 31, 2017. As in the past, our portfolios of loans and securities provided liquidity in the first nine months of the year, with cash flows from the repayment and sale of loans totaling $4.3 billion and cash flows from the repayment and sale of securities totaling $725.3 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2018, our available borrowing capacity with the FHLB-NY was $7.2 billion. In addition, the Banks had $4.8 billion of available-for-sale securities, combined, at that date.

Furthermore, both the Community Bank and the Commercial Bank have agreements with the FRB-NY that enable them to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Banks have pledged certain loans and securities to collateralize any funds they may borrow. At September 30, 2018, the maximum amount the Community Bank could borrow from the FRB-NY was $1.3 billion; the maximum amount the Commercial Bank could borrow from the FRB-NY was $68.3 million. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first nine months of 2018, the volume of loans originated for investment was $7.9 billion. During this time, the net cash used in investing activities totaled $2.9 billion. Our operating activities provided net cash of $219.9 million, while the net cash provided by our financing activities totaled $1.9 billion.

CDs due to mature in one year or less from September 30, 2018 totaled $8.8 billion, representing 76.9% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the nine months ended September 30, 2018, the Banks paid dividends totaling $285.0 million to the Parent Company, leaving $444.7 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at September 30, 2018 included $88.5 million in cash and cash equivalents. If either of the Banks were to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program will be funded through the issuance of a like amount of subordinated notes. Purchases will be made from time to time in open market transactions, subject to market conditions.

Common stockholders’ equity represented 12.28%, 12.46%, and 12.91%, respectively, of total assets at September 30, 2018, June 30, 2018, and September 30, 2017, and was equivalent to a book value per common share of $12.83, $12.82, and $12.79 at the respective dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At September 30, 2018, June 30, 2018, and September 30, 2017, we had outstanding common shares of 490,341,864, 490,379,705, and 489,061,848, respectively.

Tangible common stockholders’ equity was relatively stable at $3.9 billion, representing 7.90% of tangible assets and a tangible book value per common share of $7.86 at September 30, 2018. At June 30, 2018, tangible common stockholders’ equity totaled $3.9 billion or 8.02% of tangible assets and a tangible book value per common share of $7.85. At September 30, 2017, tangible common stockholders’ equity totaled $3.8 billion, representing 8.30% of tangible assets, and a tangible book value per common share of $7.81.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At September 30, 2018, December 31, 2017, and September 30, 2017, we recorded goodwill of $2.4 billion, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which increased $75.9 million from the balance at the end of last year and increased $86.7 million from the year-ago quarter to $91.1 million at September 30, 2018. The year-to-date increase was primarily the result of a $69.0 million decrease in the net unrealized gain on available-for-sale securities, net of tax, to $29.9 million and a $6.0 million increase in net unrealized loss on pension and post-retirement obligations, net of tax, to $55.2 million.

At September 30, 2018, our capital measures continued to exceed the minimum federal requirements for a bank holding company. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At September 30, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,949,027	11.07%	$4,451,867	12.48%	$4,958,635	13.90%	$4,451,867	9.26%
Minimum for capital adequacy purposes	1,605,580	4.50	2,140,773	6.00	2,854,365	8.00	1,923,154	4.00

Excess	$2,343,447	6.57%	$2,311,094	6.48%	$2,104,270	5.90%	$2,528,713	5.26%

Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At September 30, 2018, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 590 bp and the fully-phased in capital conservation buffer by 340 bp.

As reflected in the following tables, the capital ratios for the Community Bank and the Commercial Bank also continued to exceed the minimum regulatory capital levels required at September 30, 2018:

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At September 30, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,317,809	13.06%	$4,317,809	13.06%	$4,452,682	13.46%	$4,317,809	9.61%
Minimum for capital adequacy purposes	1,488,286	4.50	1,984,381	6.00	2,645,842	8.00	1,797,656	4.00

Excess	$2,829,523	8.56%	$2,333,428	7.06%	$1,806,840	5.46%	$2,520,153	5.61%

Regulatory Capital Analysis (New York Commercial Bank)

	Risk-Based Capital
At September 30, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$388,983	14.89%	$388,983	14.89%	$414,231	15.86%	$388,983	12.34%
Minimum for capital adequacy purposes	117,561	4.50	156,748	6.00	208,998	8.00	126,104	4.00

Excess	$271,422	10.39%	$232,235	8.89%	$205,233	7.86%	$262,879	8.34%

As of September 30, 2018, the Community Bank and the Commercial Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended September 30, 2018

For the three months ended September 30, 2018, the Company reported net income of $106.8 million, down 0.5% from the $107.4 million reported for the three months ended June 30, 2018, and down 3% from the $110.5 million reported for the three months ended September 30, 2017. Net income available to common shareholders was $98.6 million for the current third quarter period, down 0.6% from the trailing three months and down 4% from the prior year. Diluted EPS for the three months ended September 30, 2018 were $0.20 compared to $0.20 for the three months ended June 30, 2018 and $0.21 for the three months ended September 30, 2017.

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

The Company recorded net interest income of $249.5 million in the current third quarter, down $14.4 million from the trailing-quarter level and $26.8 million from the year-earlier amount.

Linked-Quarter Comparison

The sequential decline in net interest income was primarily attributable to an increase in our cost of funds, as short-term interest rates rose throughout the second half of 2017 and the first nine months of 2018. This was partially offset by loan growth at higher yields. Details of the linked-quarter decline in net interest income follow:

•

Interest income of $425.1 million in the current third quarter increased $7.8 million from the amount reported in the trailing quarter. Interest income from loans of $368.3 million was flat compared to the prior quarter, while interest income from securities and money market investments increased by $8.0 million to $56.9 million.

•

Interest income was driven by a $1.0 billion increase in average earning assets to $46.3 billion combined with a two-bp decrease on the average yield to 3.67%. The increase was primarily due to higher average loan balances along with a modestly lower loan yield. The decrease in the average loan yield was a function of higher rates on new loan originations offset by a decline in higher prepayment income. Prepayment income contributed eight bps to the average loan yield, down nine bps.

•	Interest income from securities increased $11.1 million due an increase in the average balance offset by a six bp decline in the average yield.

•

Interest expense rose $22.3 million sequentially to $175.6 million, primarily due to an $11.7 million increase in interest expense on CDs and a $5.7 million increase in borrowed funds. In addition, the cost of funds increased 16 bps during the current third quarter to 1.70%. The cost of total interest-bearing deposits increased 20 bps on a sequential basis to 1.50%, led by a 24 bp increase in the cost of CDs, while the cost of borrowed funds rose six bps.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.16%, the margin was 17 bps narrower than the trailing-quarter measure and 37-bp narrower than the margin recorded in the third quarter of last year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and net interest margin in the three months ended September 30, 2018, June 30, 2018, and September 30, 2017:

(dollars in thousands)	September 30, 2018	June 30, 2018	September 30, 2017
Total Interest Income	$425,144	$417,332	$393,675

Prepayment Income:
Loans	$8,288	$15,781	$14,076
Securities	1,037	634	2,488

Total prepayment income	$9,325	$16,415	$16,564

GAAP Net interest Margin	2.16%	2.33%	2.53%
Less:
Prepayment income from loans	7 bps	14 bps	13 bps
Prepayment income from securities	1	--	3

Total prepayment income contribution to net interest margin	8 bps	14 bps	16 bps

Adjusted Net Interest Margin (non-GAAP) (1)	2.08%	2.19%	2.37%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis

	For the Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,465,876	$368,264	3.73%	$38,937,521	$368,456	3.79%	$37,791,476	$350,990	3.71%
Securities (2)(3)	5,279,319	49,084	3.71	4,029,967	37,962	3.77	3,597,699	34,359	3.81
Interest-earning cash and cash equivalents	1,557,465	7,796	1.99	2,288,581	10,914	1.91	2,474,307	8,326	1.34

Total interest-earning assets	46,302,660	425,144	3.67	45,256,069	417,332	3.69	43,863,482	393,675	3.59
Non-interest-earning assets	4,305,623			4,311,317			4,662,777

Total assets	$50,608,283			$49,567,386			$48,526,259

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$11,732,410	$44,497	1.50%	$12,185,478	$ 40,380	1.33%	$12,672,720	$ 27,620	0.86%
Savings accounts	4,872,126	7,325	0.60	4,935,936	6,630	0.54	5,006,499	7,109	0.56
Certificates of deposit	10,740,927	51,249	1.89	9,631,672	39,534	1.65	8,533,404	27,649	1.29

Total interest-bearing deposits	27,345,463	103,071	1.50	26,753,086	86,544	1.30	26,212,623	62,378	0.94
Borrowed funds	13,704,208	72,567	2.10	13,126,137	66,833	2.04	12,397,681	54,954	1.76

Total interest-bearing liabilities	41,049,671	175,638	1.70	39,879,223	153,377	1.54	38,610,304	117,332	1.21
Non-interest-bearing deposits	2,488,674			2,675,223			2,766,701
Other liabilities	265,573			223,774			383,622

Total liabilities	43,803,918			42,778,220			41,760,627
Stockholders’ equity	6,804,365			6,789,166			6,765,632

Total liabilities and stockholders’ equity	$50,608,283			$49,567,386			$48,526,259

Net interest income/interest rate spread		$249,506	1.97%		$263,955	2.15%		$276,343	2.38%

Net interest margin			2.16%			2.33%			2.53%

Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.13x			1.14x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Includes FHLB stock.

Provision for Losses on Loans

The provision for losses on loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded a $1.2 million provision for loan losses in the current third quarter, as compared to $4.7 million and $44.6 million in the three months ended June 30, 2018 and September 30, 2017.

For additional information about our provisions for and recoveries of loan losses, see the discussion of the allowances for loan losses under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others— fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and revenues produced through the sale of third-party investment products and investment advisory fees.

Non-interest income totaled $22.9 million in the current third quarter, relatively unchanged from the trailing-quarter level and down $86.0 million from the year-earlier amount. The year-over-year decrease was impacted by a couple of items, including the sale of our mortgage banking operations during the third quarter of last year and the sale of our covered loan portfolio.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	September 30, 2018	June 30, 2018	September 30, 2017
Fee income	$7,237	$7,492	$ 7,972
BOLI income	7,302	6,318	8,314
Mortgage banking income	--	--	1,486
Net loss on securities	(41)	(303)	--
Gain on sale of covered loans and mortgage banking operations	--	--	82,026
Other income:
Investment advisory income	5,322	5,163	5,502
Third-party investment product sales	2,893	3,515	2,888
Other	209	521	740

Total other income	8,424	9,199	9,130

Total non-interest income	$22,922	$22,706	$108,928

Non-Interest Expense

Non-interest expense consists of compensation and benefits expense, occupancy and equipment expense, and G&A expense.

Non-interest expense totaled $134.4 million in the current third quarter, a $3.7 million decrease from the trailing-quarter level and a $27.8 million decrease from the year-earlier amount.

The linked-quarter improvement was primarily the result of lower compensation and benefits expense, G&A expense, and lower occupancy and equipment expense.

The year-over-year decline was driven by lower compensation and benefits expense due to the sale of our mortgage banking operations in the third quarter of 2017, as well as lower G&A expense, also related to the sale of the mortgage banking operations and lower professional fees.

Income Tax Expense

Income tax expense totaled $30.0 million in the current third quarter, $6.4 million lower than the trailing-quarter level and $38.0 million lower than the year-earlier third-quarter amount.

The Company recorded an effective tax rate of 21.95% during the current third quarter compared to 25.35% in the trailing quarter.

Earnings Summary for the Nine Months Ended September 30, 2018

In the first nine months of 2018, we generated net income available to common shareholders of $296.1 million or $0.60 per diluted common share as compared to net income available to common shareholders of $313.3 million, or $0.64 per diluted common share, in the first nine months of 2017.

Net Interest Income

Net interest income fell $75.3 million year-over-year to $783.8 million in the nine months ended September 30, 2018. The decrease was due to the net effect of a $54.9 million increase in interest income to $1.2 billion offset by a $130.2 million increase in interest expense to $463.0 million. During this time, our net interest margin fell 33 basis points to 2.30%.

The following factors contributed to the year-over-year increase in net interest income and margin:

•

Average interest-earning assets rose $1.8 billion year-over-year to $45.4 billion, due to a $250.3 million increase in average loans to $38.9 billion, a $410.9 million increase in securities to $4.5 billion, and a $1.2 billion increase in interest-earning cash and cash equivalents to $2.0 billion. The average yield on interest-earning assets rose two bps to 3.67% in the first nine months of this year. This was primarily due to a six bp increase in the loan yield to 3.75%, an eight bp increase in the yield on securities to 3.80%, and a 48 bp increase in the yield on interest-earning cash and cash equivalents to 1.82%.

•

Average interest-bearing liabilities rose $989.1 million year-over-year to $40.1 billion, reflecting a $262.7 million increase in average borrowed funds to $13.3 billion and a $726.4 million increase in average interest-bearing deposits to $26.9 billion. During this time, the average cost of funds rose 40 bp to 1.54%, as the average cost of borrowed funds rose 32 bp to 2.03%, and the average cost of interest-bearing deposits increased 45 bp to 1.30%.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM in the nine months ended September 30, 2018 and 2017:

(dollars in thousands)	September 30, 2018	September 30, 2017
Total Interest Income	$1,246,801	$1,191,869

Prepayment Income:
Loans	$35,848	$36,926
Securities	4,604	6,744

Total prepayment income	$40,452	$43,670

GAAP Net Interest Margin	2.30%	2.63%
Less:
Prepayment income from loans	11 bps	11 bps
Prepayment income from securities	1	2

Total prepayment income contribution to net interest margin	12 bps	13 bps

Adjusted Net Interest Margin (non-GAAP) (1)	2.18%	2.50%

(1)	“Adjusted net interest margin” is a non-GAAP financial measure, as more fully discussed below.

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

Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$38,902,370	$1,092,637	3.75%	$38,652,113	$1,070,722	3.69%
Securities (2)(3)	4,463,058	127,038	3.80	4,052,154	112,800	3.72
Interest-earning cash and cash equivalents	1,991,558	27,126	1.82	832,463	8,347	1.34

Total interest-earning assets	45,356,986	1,246,801	3.67	43,536,730	1,191,869	3.65
Non-interest-earning assets	4,328,731			5,239,745

Total assets	$49,685,717			$48,776,475

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,178,512	$119,246	1.31%	$12,950,570	$71,413	0.74%
Savings accounts	4,956,358	21,176	0.57	5,171,645	21,069	0.54
Certificates of deposit	9,732,912	121,298	1.67	8,019,142	73,786	1.23

Total interest-bearing deposits	26,867,782	261,720	1.30	26,141,357	166,268	0.85
Borrowed funds	13,255,400	201,322	2.03	12,992,691	166,572	1.71

Total interest-bearing liabilities	40,123,182	463,042	1.54	39,134,048	332,840	1.14
Non-interest-bearing deposits	2,522,784			2,820,923
Other liabilities	245,000			269,132

Total liabilities	42,890,966			42,224,103
Stockholders’ equity	6,794,751			6,552,372

Total liabilities and stockholders’ equity	$49,685,717			$48,776,475

Net interest income/interest rate spread		$783,759	2.13%		$859,029	2.51%

Net interest margin			2.30%			2.63%

Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.11x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Includes FHLB stock.

Provision for / Recovery of Loan Losses

Provision for Losses on Non-Covered Loans

Reflecting the methodology used by management to calculate the allowance for loan losses, we recorded a provision for losses on loans of $15.5 million in the nine months ended September 30, 2018 compared to $58.0 million in the year-ago nine months. For the nine months ended September 30, 2018, the Company recorded net charge-offs of $13.9 million, of which $9.7 million was related to taxi medallion loans. For the nine months ended September 30, 2017, the Company recorded net charge-offs of $57.4 million, with charge-offs related to taxi medallion loans of $54.8 million.

Recovery of Losses on Covered Loans

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

Non-Interest Income

In the first nine months of 2018, we recorded non-interest income of $68.5 million, as compared to $191.5 million in the first nine months of 2017. The $123.1 million decrease was driven by a number of factors: a $29.7 million decrease in the net gain on sales of securities; a $19.4 million decrease in mortgage banking income; and a $8.1 million increase in other income. In addition, the nine months ended September 30, 2017 included an $82.0 million gain on the sale of covered loans and our mortgage banking operations.

The following table summarizes the components of non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Fee income	$ 22,056	$ 23,983
BOLI income	20,424	21,170
Mortgage banking income	--	19,446
Net (loss) gain on securities	(810)	28,915
FDIC indemnification expense	--	(18,961)
Gain on sale of covered loans and mortgage banking operations	--	82,026
Other income:
Investment advisory income	15,685	16,512
Third-party investment product sales	9,484	9,262
Other	1,646	9,184
Total other income	26,815	34,958
Total non-interest income	$ 68,485	$ 191,537

Non-Interest Expense

In the first nine months of 2018, we recorded non-interest expense of $411.7 million, reflecting a $81.3 million decrease from the year-earlier amount. The decline is attributable to the sale of our mortgage banking business in the third quarter of last year and cost reduction efforts throughout the Company.

The decline in operating expenses was largely due to a $39.4 million decrease in compensation and benefits expense to $242.6 million and a $42.4 million decrease in G&A expense to $94.8 million.

Income Tax Expense

Income tax expense fell $89.2 million year-over-year to $104.4 million in the nine months ended September 30, 2018 largely due tax reform legislation that was passed in December 2017. During this time, pre-tax income declined $98.2 million to $425.1 million, while the effective tax rate improved to 24.56%, as compared to 37.00% for the first nine months of 2017.

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

During the three months ended September 30, 2018, the Company allocated $420,000 toward the repurchase of shares of its common stock pursuant to the terms of its stock-based incentive plans, as indicated in the following table:

(dollars in thousands, except per share data)
Third Quarter 2018	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
July 1 – July 31	18,899	$11.41	$216
August 1 – August 31	13,665	10.74	147
September 1 – September 30	5,277	10.84	57
Total shares repurchased	37,841	11.09	$420

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 30, 2018, following our receipt of regulatory approval to repurchase additional shares of our common stock, the Board of Directors approved a $300 million common share repurchase program. The October 30th authorization extends and adds to a previous authorization by the Board, made on April 20, 2004, for the repurchase of up to five million shares of the Company’s common stock. Under the previous authorization, 1,659,816 shares were still available for repurchase at September 30, 2018. No shares were repurchased under the April 20, 2004 authorization between August 2006 and September 30, 2018 and going forward share repurchases will occur under the combined authority granted pursuant to the 2004 and 2018 Board approvals. Under such authorization, shares may be repurchased on the open market or in privately negotiated transactions, subject to market conditions.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017. (4)

3.5	Amended and Restated Bylaws. (5)

4.1	Specimen Stock Certificate. (6)

4.2	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (7)

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

11.0	Computation of Earnings per Common Share (See Note 2 to the Consolidated Financial Statements).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017 (File No. 1-31565).
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 8, 2018	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 8, 2018	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer