Form 10-K
period 2018-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2019-03-01
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2018	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590

(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value, Bifurcated Option Note Unit SecuritiESSM, and Fixed-to- Floating Rate Series A Noncumulative Perpetual Preferred Stock, $0.01 par value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the shares of common stock outstanding of the registrant was $5.3 billion, excluding 13,814,256 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 29, 2018, $11.04 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 19, 2019 was 467,333,953 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2019 are incorporated by reference into Part III.

CROSS REFERENCE INDEX

For the purpose of this Annual Report on Form 10-K, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiary, New York Community Bank (the “Bank”).

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	any uncertainty relating to the LIBOR calculation process and the potential phasing out of LIBOR after 2021;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	heightened regulatory focus on CRE concentrations by regulators;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;

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

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, and insurance, and the ability to comply with such changes in a timely manner;

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

NON-PERFORMING LOANS AND ASSETS

Non-performing loans consist of non-accrual loans and loans that are 90 days or more past due and still accruing interest. Non-performing assets consist of non-performing loans, OREO and other repossessed assets.

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

REPURCHASE AGREEMENTS

Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at an agreed-upon price and date. The Bank’s repurchase agreements are primarily collateralized by GSE obligations and other mortgage-related securities, and are entered into with either the FHLBs or various brokerage firms.

SYSTEMICALLY IMPORTANT FINANCIAL INSTITUTION (“SIFI”)

A bank holding company with total consolidated assets that average more than $250 billion over the four most recent quarters is designated a “Systemically Important Financial Institution” under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) of 2010, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018.

WHOLESALE BORROWINGS

Refers to advances drawn by the Bank against its line(s) of credit with the FHLBs, their repurchase agreements with the FHLBs and various brokerage firms, and federal funds purchased.

YIELD

The interest income associated with interest-earning assets, typically expressed as a ratio of interest income to the average balance of interest-earning assets for a given period.

LIST OF ABBREVIATIONS AND ACRONYMS

ADC - Acquisition, development, and construction loan	FHLB-NY - Federal Home Loan Bank of New York

ALCO - Asset and Liability Management Committee	FOMC - Federal Open Market Committee

AMT - Alternative minimum tax	FRB - Federal Reserve Board

AmTrust - AmTrust Bank	FRB-NY - Federal Reserve Bank of New York

AOCL - Accumulated other comprehensive loss	Freddie Mac - Federal Home Loan Mortgage Corporation

ASC - Accounting Standards Codification	FTEs - Full-time equivalent employees

ASU - Accounting Standards Update	GAAP - U.S. generally accepted accounting principles

BOLI - Bank-owned life insurance	GLBA - The Gramm Leach Bliley Act

BP - Basis point(s)	GNMA - Government National Mortgage Association

C&I - Commercial and industrial loan	GSEs - Government-sponsored enterprises

CCAR - Comprehensive Capital Analysis and Review	HQLAs - High-quality liquid assets

CDs - Certificates of deposit	LIBOR-London Interbank Offered Rate

CFPB - Consumer Financial Protection Bureau	LSA - Loss Share Agreements

CMOs - Collateralized mortgage obligations	LTV - Loan-to-value ratio

CMT - Constant maturity treasury rate	MBS – Mortgage-backed securities

CPI - Consumer Price Index	MSRs - Mortgage servicing rights

CPR - Constant prepayment rate	NIM - Net interest margin

CRA - Community Reinvestment Act	NOL - Net operating loss

CRE - Commercial real estate loan	NPAs - Non-performing assets

Desert Hills - Desert Hills Bank	NPLs - Non-performing loans

DIF - Deposit Insurance Fund	NPV - Net Portfolio Value

DFA - Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSDFS - New York State Department of Financial Services

DSCR - Debt service coverage ratio	NYSE - New York Stock Exchange

EPS - Earnings per common share	OCC - Office of the Comptroller of the Currency

ERM - Enterprise Risk Management	OFAC - Office of Foreign Assets Control

ESOP - Employee Stock Ownership Plan	OREO - Other real estate owned

Fannie Mae - Federal National Mortgage Association	OTTI - Other-than-temporary impairment

FASB - Financial Accounting Standards Board	SEC - U.S. Securities and Exchange Commission

FDI Act - Federal Deposit Insurance Act	SIFI - Systemically Important Financial Institution

FDIC - Federal Deposit Insurance Corporation	TDRs - Troubled debt restructurings

FHLB - Federal Home Loan Bank

PART I

ITEM 1.	BUSINESS

General

New York Community Bancorp, Inc., (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) is the bank holding company for New York Community Bank (the “Bank”). Effective as of the close of business on November 30, 2018, the Company’s other former banking subsidiary, New York Commercial Bank (the “Commercial Bank”) was merged with and into the Bank. Accordingly, all of the Commercial Bank’s 30 branches now operate as branches of the Bank.

New York Community Bank

Established in 1859, the Bank is a New York State-chartered savings bank with 252 branches that currently operates through eight local divisions, each with a history of strength and service: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio: and AmTrust Bank in Florida and Arizona. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of traditional and non-traditional products and services, and access to multiple service channels, including online banking, mobile banking, and banking by phone.

We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury residential apartment buildings with rent-regulated units that feature below-market rents. In addition to multi-family loans, which are our principal asset, we originate CRE loans (primarily in New York City, as well as on Long Island) and, to a much lesser extent, ADC loans, and C&I loans. C&I loans consist of specialty finance loans and leases, and other C&I loans that are typically made to small and mid-size business in Metro New York.

Online Information about the Company and the Bank

We also serve our customers through our website: www.myNYCB.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of the website.

In addition, our filings with the SEC (including our annual report on Form 10-K; our quarterly reports on Form 10-Q; and our current reports on Form 8-K), and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available without charge, and are posted to the Investor Relations portion of our website. The website also provides information regarding our Board of Directors and management team, as well as certain Board Committee charters and our corporate governance policies. The content of our website shall not be deemed to be incorporated by reference into this Annual Report.

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

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 31.5 million, and the number of banks and thrifts we compete with currently exceeds 300. With total deposits of $30.8 billion at December 31, 2018, we ranked eleventh among all bank and thrift depositories serving these 26 counties. We also ranked third among all banks and thrifts in Union County, New Jersey, and third among all banks and thrifts in Richmond, Queens, and Nassau Counties in New York. (market share information was provided by S&P Global Market Intelligence.) We also compete for deposits with other financial institutions, including credit unions, on-linet banks, and brokerage firms. Additionally, financial technology companies, also referred to as fintechs, are providing nontraditional, but increasingly strong competition for deposits and customers.

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

We compete for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 252 Community Bank branches, we have 277 ATM locations, including 238 that operate 24 hours a day. Our customers also have 24-hour access to their accounts through our bank-by-phone service, through mobile banking, and online through our website, www.myNYCB.com. We also offer certain money market accounts, certificates of deposit (“CDs”), and checking accounts through a dedicated website: www.myBankingDirect.com.

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

Another competitive advantage is our strong community presence, with April 14, 2018 having marked the 159th year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

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

Subsidiary Activities

The Bank has formed, or acquired through merger transactions, 24 active subsidiary corporations. Of these, 16 are direct subsidiaries of the Bank and eight are subsidiaries of Bank-owned entities.

The 16 direct subsidiaries of the Bank are:

Name	Jurisdiction of Organization	Purpose
100 Duffy Realty, LLC	New York	Owns a back-office building

Bellingham Corp.	New York	Organized to own interests in real estate

Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp. (see below)

BSR 1400 Corp.	New York	Owns branch buildings

DHB Real Estate, LLC	Arizona	Organized to own interests in real estate

Eagle Rock Investment Corp.	New Jersey	Formed to hold and manage investment portfolios for the Company

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company

NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment financing, and dealer-floor plan loans

Heritage Realty Holding Company, LLC	Maryland	Organized to own an interest in real estate

Main Omni Realty Corp.	New York	Organized to own interests in real estate

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning interests in real estate

NYCB Insurance Agency, Inc.	New York	Receives revenues from third parties on the sale of non-deposit insurance products

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building

Richmond Enterprises, Inc.	New York	Holding company for Peter B. Cannell & Co., Inc. (see below)

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company

Woodhaven Investment Company, LLC	Delaware	Holding company for Ironbound Investment Company, LLC (see below)

The eight subsidiaries of Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp. (see below)

Ironbound Investment Company, LLC	Florida	Organized for the purpose of investing in mortgage-related assets

Long Island Commercial Capital Corp.	New York	A REIT organized for the purpose of investing in mortgage-related assets

Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Peter B. Cannell & Co., Inc.	Delaware	Advises high net worth individuals and institutions on the management of their assets

Prospect Realty Holding Company, LLC	New York	Owns a back-office building

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets

Walnut Realty Holding Company, LLC	Delaware	Owns interests in properties where the Company conducts back-office operations

NYB Realty Holding Company, LLC owns interests in 25 additional entities organized as indirect wholly-owned subsidiaries to own interests in various real estate properties.

The Parent Company owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. See Note 8, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts. The Parent Company also has one non-banking subsidiary that was established in connection with the acquisition of Atlantic Bank of New York.

Personnel

At December 31, 2018, the number of FTEs was 2,913, including 1,535 branch-related FTEs. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. See the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this annual report.

Regulation and Supervision

General

The Bank is a New York State-chartered savings bank and its deposit accounts are insured under the DIF of the FDIC up to applicable legal limits. For the fiscal year ended December 31, 2018, the Bank was also subject to regulation and supervision by the NYSDFS, as its chartering agency; by the FDIC, as their insurer of deposits; and by the CFPB.

The Bank is required to file reports with the NYSDFS, the FDIC, and the CFPB concerning its activities and financial condition, and is periodically examined by the NYSDFS, the FDIC, and the CFPB to assess compliance with various regulatory requirements, including with respect to safety and soundness and consumer financial protection regulations. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss allowance for regulatory purposes. Changes in such regulations or in banking legislation could have a material impact on the Company, the Bank, and their operations, as well as the Company’s shareholders.

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHCA”), as administered by the FRB. Furthermore, the Company would be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company.

In addition, the Company is periodically examined by the FRB-NY, and is required to file certain reports under, and otherwise comply with, the rules and regulations of the SEC under federal securities laws. Certain of the regulatory requirements applicable to the Bank and the Company are referred to below or elsewhere herein. However, such discussion is not meant to be a complete explanation of all laws and regulations, and is qualified in its entirety by reference to the actual laws and regulations.

The Dodd-Frank Act

Enacted in July 2010, the DFA significantly changed the bank regulatory structure and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. The DFA is complex and comprehensive legislation that impacts practically all aspects of a banking organization, and represents a significant overhaul of many aspects of the regulation of the financial services industry.

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (also referred to as S.2155) was signed into law. As enacted, S.2155 modifies major provisions of the DFA and other laws governing regulation of the financial industry. Among other things, S.2155 re-defines the manner by which banks are designated as a SIFI, by increasing the asset threshold to $250 billion from $50 billion, modifies and provides exemptions to certain mortgage lending rules, provides an exemption for certain banks with less than $10 billion in assets from leverage and risk-based capital requirements, creates an exemption from prohibitions on proprietary trading (the “Volcker Rule”), includes various provisions to address consumer protection, as well as several provisions regarding securities exchanges and capital formation.

Capital Requirements

In early July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the DFA. “Basel III” generally refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009. The “Basel III Rules” generally refer to the rules adopted by U.S. banking regulators in December 2010 to align U.S. bank capital requirements with Basel III and with the related loss absorbency rules they issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.

The Basel III Rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for the purposes of calculating those ratios. Under the Basel III Rules, the Company and the Bank are required to maintain minimum capital in accordance with the following ratios: (i) a common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from the prior rules); and (iv) a tier 1 leverage ratio of 4%.

In addition, the Basel III Rules assign higher risk weights to certain assets, such as the 150% risk weighting assigned to exposures that are more than 90 days past due or are on non-accrual status, and to certain CRE facilities that finance the acquisition, development, or construction of real property. The Basel III Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. In addition, tier 2 capital is no longer limited to the amount of tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be required, subject to limitation, to be deducted from capital. Finally, tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale securities.

The Basel III Rules also establish a “capital conservation buffer” (consisting entirely of common equity tier 1 capital) that will be 2.5% above the new regulatory minimum capital requirements when it is fully phased in. The result will be an increase in the minimum common equity tier 1, tier 1, and total capital ratios to 7.0%, 8.5%, and 10.5%, respectively. The phase-in of the new capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented. The phase-in period ended on January 1, 2019 and the capital conservation buffer is now at its fully phased-in level of 2.5%. An institution can be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below these amounts. The Basel III Rules also establish a maximum percentage of eligible retained income that can be utilized for such capital distributions.

In September 2017, the FRB, the FDIC, and the OCC proposed a rule intended to reduce regulatory burden by simplifying several requirements in the agencies’ regulatory capital rule. Most aspects of the proposed rule would apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The proposal would simplify and clarify a number of the more complex aspects of the existing capital rule. Specifically, the proposed rule simplifies the capital treatment for certain ADC loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. A final rule has not yet been issued.

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

Stress Testing

Stress Testing for Systemically Important Financial Institutions

Should the four-quarter average of our total consolidated assets exceed $250 billion, we would become subject to the FRB’s stress testing regulations administered under its CCAR capital planning and supervisory process. Under this regime, in addition to reporting the results of a SIFI’s own capital stress testing, the FRB uses its own models to evaluate whether each SIFI has the capital, on a total consolidated basis, necessary to continue operating under the economic and financial market conditions of stressed macroeconomic scenarios identified by the FRB. The FRB’s analysis includes an assessment of the projected losses, net income, and pro forma capital levels, and the regulatory capital ratio, tier 1 common ratio, and other capital ratios, for the SIFI, and uses such analytical techniques that the FRB determines to be appropriate to identify, measure, and monitor any risks of the SIFI that may affect the financial stability of the United States.

Boards of directors of SIFIs are required to review and approve capital plans before they are submitted to the FRB.

In December 2018, the FDIC issued a proposal that would revise the FDIC’s requirement for stress testing by FDIC-insured institutions, consistent with changes made by the Economic Growth, Regulatory Relief, and Consumer Protection Act. The proposed rule would amend the FDIC’s existing stress testing regulations to change the minimum threshold for applicability from $10 billion to $250 billion, revise the frequency of required stress tests by FDIC-supervised institutions from annual to periodic, and reduce the number of required stress testing scenarios from three to two.

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

In September 2018, the FRB, FDIC, and OCC issued a joint proposal to modify the agencies’ capital rules for high volatility CRE exposures, as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act.

Dividend Limitations

The FDIC has authority to use its enforcement powers to prohibit a savings bank or commercial bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends that will result in the institution failing to meet applicable capital requirements on a pro forma basis. The Bank is also subject to dividend declaration restrictions imposed by, and as later discussed under, “New York State Law.”

Investment Activities

Since the enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), all state-chartered financial institutions, including savings banks, commercial banks, and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type, and in the amount, authorized for national banks. The GLBA and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.

In 1993, the Bank received grandfathering authority from the FDIC, which it continues to use, to invest in listed stocks and/or registered shares subject to the maximum permissible investments of 100% of tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank, or in the event that the Bank converts its charter or undergoes a change in control.

Enforcement

The FDIC has extensive enforcement authority over insured banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

Insurance of Deposit Accounts

The deposits of the Bank are insured up to applicable limits by the DIF. The maximum deposit insurance provided by the FDIC per account owner is $250,000 for all types of accounts.

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

In March 2016, the FDIC adopted final rules to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions with total consolidated assets of $10 billion or more, in order to fund the DFA-mandated increase in the DIF’s designated reserve ratio from 1.15% to 1.35%. The final rules became effective on July 1, 2016. The surcharge, which equals 4.5 basis points of the institution’s deposit insurance assessment base, is in effect for assessments billed after the designated reserve ratio reaches 1.15%, and continued until the reserve ratio reaches or exceeds 1.35%, but no later than December 31, 2018. Beginning in the fourth quarter of 2018, this surcharge was no longer being assessed.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Management does not know of any practice, condition, or violation that would lead to termination of the deposit insurance for the Bank.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings, and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank by standing ready to use available resources to provide adequate capital funds to those bank during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank where necessary.

The DFA codified the source of financial strength policy and required regulations to facilitate its application. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

New York State Regulation

The Company is subject to regulation as a “multi-bank holding company” under New York State law. Among other requirements, this means that the Company must receive the approval of the Superintendent prior to the acquisition of 10% or more of the voting stock of another banking institution, or to otherwise acquire a banking institution by merger or purchase.

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

Community Reinvestment Act

Federal Regulation

Under the CRA, as implemented by FDIC regulations, an institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA generally does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. In its most recent FDIC CRA performance evaluation, the Bank received overall state ratings of “Satisfactory” for Ohio, Florida, Arizona, and New Jersey, as well as for the New York/New Jersey multi-state region. Furthermore, the most recent overall FDIC CRA ratings for the Bank was “Satisfactory.”

New York State Regulation

The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest New York State CRA ratings received by the Bank was “Outstanding”.

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

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals, and others. These are typically known as the “OFAC” rules, based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Data Privacy

Federal and state law contains extensive consumer privacy protection provisions. The GLBA requires financial institutions to periodically disclose their privacy practices and policies relating to sharing such information and enable retail customers to opt out of the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA also requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.

Cybersecurity

The Cybersecurity Information Sharing Act (the “CISA”) is intended to improve cybersecurity in the U.S. through sharing of information about security threats between the U.S. government and private sector organizations, including financial institutions such as the Company. The CISA also authorizes companies to monitor their own systems, notwithstanding any other provision of law, and allows companies to carry out defensive measures on their own systems from potential cyber-attacks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other things, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having those Officers certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls over financial reporting; that they have made certain disclosures to our auditors and the Audit Committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Federal Reserve System

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). Beginning January 2019, the Bank was required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $124.2 million, plus 10% on the remainder, and the first $16.3 million of otherwise reservable balances, will both be exempt. These reserve requirements are subject to adjustment by the FRB. The Bank is currently in compliance with the foregoing requirements.

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2018, the Bank held $644.6 million of FHLB-NY stock.

New York State Law

The Bank derives its lending, investment, and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSDFS, as limited by FDIC regulations. Under these laws and regulations, banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities (including certain corporate debt securities, and obligations of federal, state, and local governments and agencies), certain types of corporate equity securities, and certain other assets.

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

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the DFA, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Bank currently maintains 42 branches in New Jersey, 27 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 141 branches in New York State.

Acquisition of the Holding Company

Federal Restrictions

Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer; the convenience and needs of the communities served by the Company, the Bank; and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25%

or more of any class of voting securities of the Company, the ability to control in any manner the election of a majority of the Company’s directors, or the power to exercise a controlling influence over the management or policies of the Company. Under the BHCA, an existing bank holding company would be required to obtain the FRB’s approval before acquiring more than 5% of the Company’s voting stock. See “Holding Company Regulation” earlier in this report.

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

Consumer Protection Regulations

The activities of the Company’s banking subsidiary, including its lending and deposit gathering activities, is subject to a variety of consumer laws and regulations designed to protect consumers. These laws and regulations mandate certain disclosure requirements, and regulate the manner in which financial institutions must deal with clients and monitor account activity when taking deposits from, making loans to, or engaging in other types of transactions with, such clients. Failure to comply with these laws and regulations could lead to substantial penalties, operating restrictions, and reputational damage to the financial institution.

Applicable consumer protection laws include, but may not be limited to, the DFA, Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

In addition, the Bank and its subsidiaries are subject to certain state laws and regulations designed to protect consumers.

Consumer Financial Protection Bureau

The Bank is subject to oversight by the CFPB within the Federal Reserve System. The CFPB was established under the DFA to implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit acts and practices that are deemed to be unfair, deceptive, or abusive. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of financial savvy, (b) inability to protect himself in the selection or use of consumer financial products or services, or (c) reasonable reliance on a covered entity to act in the consumer’s interests.

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

Enterprise Risk Management

The Company’s and the Bank’s Boards of Directors are actively engaged in the process of overseeing the efforts made by the Enterprise Risk Management (“ERM”) department to identify, measure, monitor, mitigate and report risk. The Company has established an ERM program that reinforces a strong risk culture to support sound risk management practices. The Board is responsible for the approval and oversight of the ERM program and framework.

ERM is responsible for setting and aligning the Company’s Risk Appetite Statement with the goals and objectives set forth in the Strategic and Capital Plans. Internal controls and ongoing monitoring processes capture and address heightened risks that threaten the Company’s ability to achieve our goals and objectives, including the recognition of safety and soundness concerns and consumer protection. Additionally, ERM monitors key risk indicators against the established risk warning levels and limits, as well as elevated risks identified by the Chief Risk Officer.

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

The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC of the FRB. However, the yields generated by our loans and securities are typically driven by intermediate-term interest rates, which are set by the market and generally vary from day to day. The level of our net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and, with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

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

Changes to LIBOR may adversely impact the interest rate paid on our preferred stock and subordinated notes, and may also impact some of our assets and liabilities.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, including our preferred stock and subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities, loans, and liabilities, whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on, our securities, loans, and liabilities, including, our preferred stock and subordinated notes, as well as the interest we pay on those securities.

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

A downgrade of the credit ratings of the Company and the Bank could also adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, trigger additional collateral or funding requirements, and decrease the number of investors and counterparties willing to lend to us or to purchase our securities. This could affect our growth, profitability, and financial condition, including our liquidity.

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

Dividends on the Series A Preferred Stock are discretionary and noncumulative, and may not be paid if such payment will result in our failure to comply with all applicable laws and regulations.

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

If the non-payment of dividends on Series A Preferred Stock for any dividend period would cause the Company to fail to comply with any applicable law or regulation, or any agreement we may enter into with our regulators from time to time, then we would not be able to declare or pay a dividend for such dividend period. In such a case, holders of the depositary shares will not be entitled to receive any dividend for that dividend period, and the unpaid dividend will cease to accrue and be payable.

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

Pursuant to the current requirements of the DFA, a bank holding company whose total consolidated assets average more than $250 billion over the four most recent quarters is determined to be a SIFI, and therefore is subject to stricter prudential standards. In addition to capital and liquidity requirements, these standards primarily include risk-management requirements, dividend limits, and early remediation regimes.

Our results of operations could be materially affected by further changes in bank regulation, or by our ability to comply with certain existing laws, rules, and regulations governing our industry.

We are subject to regulation, supervision, and examination by the following entities: (1) the NYSDFS, the chartering authority for the Bank; (2) the FDIC, as the insurer of the Bank’s deposits; (3) the FRB-NY, in accordance with objectives and standards of the U.S. Federal Reserve System; and (4) the CFPB, which was established in 2011 under the Dodd-Frank Act and given broad authority to regulate financial service providers and financial products.

Such regulation and supervision governs the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the DIF, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital.

See “Regulation and Supervision” in Part I, Item 1, “Business” earlier in this filing for a detailed description of the federal, state, and local regulations to which the Company and the Bank are subject.

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

The implementation of a new accounting standard could require the Company to increase its allowance for loan losses and may have a material adverse effect on its financial condition and results of operations.

FASB has adopted a new accounting standard that will be effective for the Company’s first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as an allowance for loan losses. This will change the current method of providing an allowance for loan losses that are probable, which the Company expects could require it to increase its allowance for loan losses, and will likely greatly increase the data the Company would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

Market Risks

A decline in economic conditions could adversely affect the value of the loans we originate and the securities in which we invest.

Although we take steps to reduce our exposure to the risks that stem from adverse changes in economic conditions, such changes nevertheless could adversely impact the value of the loans we originate and the securities we invest in.

Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from high unemployment or other adverse economic conditions, could negatively affect our borrowers and, in turn, the repayment of the loans in our portfolio. Deterioration in economic conditions also could subject us and our industry to increased regulatory scrutiny, and could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance; this, in turn, could necessitate an increase in our provisions for loan losses, which would reduce our earnings and capital. Furthermore, declines in the value of our investment securities could result in our having to record losses based on the other-than-temporary impairment of securities, which would reduce our earnings and also could reduce our capital. In addition, continued economic weakness could reduce the demand for our products and services, which would adversely impact our liquidity and the revenues we produce.

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

We face significant competition for loans and deposits from other banks and financial institutions, both within and beyond our local markets. We also compete with companies that solicit loans and deposits over the internet and from FinTech companies.

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

Although we also originate ADC and C&I loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (91.9% of total loans as of December 31, 2018). Our leadership position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. We monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital to ensure that we are in compliance with regulatory guidance. Any inability to grow our multi-family and CRE loan portfolios, could negatively impact our ability to grow our earnings per share.

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

The inability to receive dividends from our subsidiary bank could have a material adverse effect on our financial condition or results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our shareholders.

The Parent Company (i.e., the company on an unconsolidated basis) is a separate and distinct legal entity from the Bank, and a substantial portion of the revenues the Parent Company receives consists of dividends from the Bank. These dividends are the primary funding source for the dividends we pay on our common stock and the interest and principal payments on our debt. Various federal and state laws and regulations limit the amount of dividends that a bank may pay to its parent company. In addition, our right to participate in a distribution of assets upon the liquidation or reorganization of a subsidiary may be subject to the prior claims of the subsidiary’s creditors. If the Bank is unable to pay dividends to the Parent Company, we might not be able to service our debt, pay our obligations, or pay dividends on our common stock.

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

The Company and the Bank rely on third parties to perform certain key business functions, which may expose us to further operational risk.

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

The inability to attract and retain key personnel could adversely impact our operations.

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

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could result in material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act, requires depository institutions to undertake activities including monitoring an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions above a certain threshold, and responding to requests for information by regulatory authorities and law enforcement agencies. FINCEN, a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil monetary penalties for violations of these requirements.

There is also increased scrutiny of compliance with OFAC. If the Company’s policies, procedures, and systems are deemed deficient or the policies, procedures, and systems of financial institutions we have acquired or may acquire in the future are deemed deficient, the Company would be subject to liability, including fines and regulatory actions.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing activities could also result in reputational risk for the Company.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have made investments through joint ventures, such as our investment in consumer loans, and accounting for such investments can increase the complexity of maintaining effective internal control over financial reporting. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that our internal control over financial reporting was effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. Matters impacting our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in the effectiveness of our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our stock price and impairing our ability to raise capital.

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

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2018, the number of outstanding shares was 473,536,604 and the number of registered owners was approximately 11,430. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Stock Performance Graph

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2018 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the SNL U.S. Bank and Thrift Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the SNL U.S. Bank and Thrift Index currently is comprised of 405 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2013 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2013

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DECEMBER 31, 2018

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
New York Community Bancorp, Inc.	$100.00	$101.27	$109.58	$111.94	$96.40	$74.00

S&P Mid-Cap 400 Index	$100.00	$109.77	$107.38	$129.65	$150.71	$134.01

SNL U.S. Bank and Thrift Index	$100.00	$111.63	$113.89	$143.78	$169.07	$140.45

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

As indicated in the table below, during the twelve months ended December 31, 2018, the Company allocated 193,351 shares or $2.5 million toward the repurchase of shares tied to its stock-based incentive plans. Also, during the fourth quarter of the year, the Company repurchased $160.8 million or 16.8 million shares of its common stock under its recently authorized share repurchase program, leaving $139.2 million remaining under the current repurchase authorization at December 31, 2018.

(dollars in thousands, except per share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid Per Common Share	Total Cost
First Quarter 2018	126,483	$13.57	$1,715
Second Quarter 2018	23,767	12.34	293
Third Quarter 2018	37,841	11.09	420
Fourth Quarter 2018:
October	1,402	10.18	14
November	6,501,251	9.72	63,196
December	10,302,607	9.47	97,611

Total Fourth Quarter 2018	16,805,260	9.57	160,821

2018 Total	16,993,351	$ 9.61	$163,249

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2018	2017	2016	2015	2014
EARNINGS SUMMARY:
Net interest income (1)	$1,030,995	$1,130,003	$1,287,382	$408,075	$1,140,353
Provision for (recovery of) losses on non-covered loans	18,256	60,943	11,874	(3,334)	—
Recovery of losses on covered loans	—	(23,701)	(7,694)	(11,670)	(18,587)
Non-interest income	91,558	216,880	145,572	210,763	201,593
Non-interest expense:
Operating expenses (2)	546,628	641,218	638,109	615,600	579,170
Amortization of core deposit intangibles	—	208	2,391	5,344	8,297
Debt repositioning charge	—	—	—	141,209	—
Merger-related expenses	—	—	11,146	3,702	—
Total non-interest expense	546,628	641,426	651,646	765,855	587,467
Income tax expense (benefit)	135,252	202,014	281,727	(84,857)	287,669
Net income (loss) (3)	422,417	466,201	495,401	(47,156)	485,397
Basic earnings (loss) per common share (3)	$0.79	$0.90	$1.01	$(0.11)	$1.09
Diluted earnings (loss) per common share (3)	0.79	0.90	1.01	(0.11)	1.09
Dividends paid per common share	0.68	0.68	0.68	1.00	1.00
SELECTED RATIOS:
Return on average assets (3)	0.84%	0.96%	1.00%	(0.10)%	1.01%
Return on average common stockholders’ equity (3)	6.20	7.12	8.19	(0.81)	8.41
Average common stockholders’ equity to average assets	12.51	12.76	12.28	11.90	12.01
Operating expenses to average assets (2)	1.09	1.32	1.29	1.26	1.21
Efficiency ratio (1)(2)	48.70	47.61	44.53	99.48	43.16
Net interest rate spread (1)	2.06	2.47	2.85	0.69	2.57
Net interest margin (1)	2.25	2.59	2.93	0.94	2.67
Dividend payout ratio	86.08	75.56	67.33	—	91.74
BALANCE SHEET SUMMARY:
Total assets	$51,899,376	$49,124,195	$48,926,555	$50,317,796	$48,559,217
Loans, net of allowance for loan losses	40,006,088	38,265,183	39,308,016	38,011,995	35,647,639
Allowance for losses on non-covered loans	159,820	158,046	158,290	147,124	139,857
Allowance for losses on covered loans	—	—	23,701	31,395	45,481
Securities	5,644,071	3,531,427	3,817,057	6,173,645	7,096,450
Deposits	30,764,430	29,102,163	28,887,903	28,426,758	28,328,734
Borrowed funds	14,207,866	12,913,679	13,673,379	15,748,405	14,226,487
Common stockholders’ equity	6,152,395	6,292,536	6,123,991	5,934,696	5,781,815
Common shares outstanding	473,536,604	488,490,352	487,056,676	484,943,308	442,587,190
Book value per common share	$12.99	$12.88	$12.57	$12.24	$13.06
Common stockholders’ equity to total assets	11.85%	12.81%	12.52%	11.79%	11.91%
ASSET QUALITY RATIOS (excluding covered assets and non-covered purchased credit-impaired loans):
Non-performing non-covered loans to total non-covered loans	0.11%	0.19%	0.15%	0.13%	0.23%
Non-performing non-covered assets to total non-covered assets	0.11	0.18	0.14	0.13	0.30
Allowance for losses on non-covered loans to non-performing non-covered loans	351.21	214.50	277.19	310.08	181.75
Allowance for losses on non-covered loans to total non-covered loans	0.40	0.41	0.42	0.41	0.42
Net charge-offs (recoveries) to average loans (4)	0.04	0.16	0.00	(0.02)	0.01

(1)	The 2015 amount reflects the impact of a $773.8 million debt repositioning charge recorded as interest expense in the fourth quarter of the year.

(2)	The 2015 amount includes state and local non-income taxes of $5.4 million resulting from the debt repositioning charge.

(3)	The 2015 amount reflects the $546.8 million after-tax impact of the debt repositioning charge recorded as interest expense and non-interest expense, combined.

(4)	Average loans include covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Bank”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 252 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona. At December 31, 2018, we had total assets of $51.9 billion, including total loans of $40.2 billion, total deposits of $30.8 billion, and total stockholders’ equity of $6.7 billion.

Chartered in the State of New York, the Bank is subject to regulation by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB.”

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. For the twelve months ended December 31, 2018, the Company reported net income of $422.4 million, compared to the $466.2 million reported for the twelve months ended December 31, 2017. Net income available to common shareholders in the comparable period was $389.6 million, versus $441.6 million for the twelve months ended December 31, 2017. Diluted earnings per common share were $0.79 for the twelve months ended December 31, 2018, as compared to $0.90 per diluted common share for the twelve months ended December 31, 2017.

Additionally, we maintained our status as a well-capitalized institution with regulatory capital ratios that rose year-over-year. We also engaged in various strategies that were consistent with our business model, as further described below:

Continued Balance Sheet Growth

The Company resumed its organic balance sheet growth strategy in the first half of 2018, once the SIFI asset threshold was legislatively increased to $250 billion from $50 billion. At December 31, 2018, total assets increased $2.8 billion or 5.6% on a year-over-year basis. This growth was driven by a combination of loan growth and growth in our investment securities portfolio. Our investment securities portfolio increased $2.1 billion or 59.8% to $5.6 billion, as we redeployed a portion of our cash balances into higher yielding securities. On the lending side, total loans held for investment grew $1.8 billion or 4.6% to $40.2 billion.

Our total loan growth during 2018 was the result of continued growth in the Company’s flagship multi-family portfolio and in the specialty finance portfolio. Multi-family loans increased $1.8 billion or 6.4% to $29.9 billion, while the specialty finance portfolio rose $405 million or 25.7% to $2.0 billion.

Lower Operating Expenses

Total non-interest expenses for the twelve-months ended December 31, 2018 were $546.6 million, down $94.8 million or 14.8%, compared to the $641.4 million for the twelve months ended December 31, 2017. The year-over-year improvement was the result of a $46.2 million or 12.7% decrease in compensation and benefits expense and by a $49.5 million or 27.7% decrease in general and administrative expense. This was driven by the sale of our mortgage banking business in the third quarter of 2017 and by lower regulatory compliance-related costs as a result of the SIFI threshold being raised to $250 billion.

We Maintained Our Record of Exceptional Asset Quality

The Company’s asset quality continued to improve during 2018. Total NPAs declined $33.8 million or 38% on a year-over-year basis to $56.3 million or 0.11% of total assets at December 31, 2018. During the same timeframe, total non-accrual mortgage loans declined $17.0 million or 66% to $8.9 million, while other non-accrual loans, which largely consist of taxi medallion-related loans, decreased $11.2 million or 23%. Repossessed assets totaled $10.8 million, representing a $5.6 million or 34% decrease compared to the level at December 31, 2017. As with non-accrual loans, the majority of our repossessed assets consist of taxi medallions, which were $8.2 million of total repossessed assets at year-end 2018. Excluding taxi medallion-related assets, NPAs declined 29.5% to $12.6 million or 0.02% of total assets at December 31, 2018 compared to $17.9 million or 0.03% of total assets at September 30, 2018 and declined 64.2% compared to $35.2 million or 0.07% of total assets at December 31, 2017.

For the twelve months ended December 31, 2018, the Company recorded net charge-offs of $16.5 million or 0.04% of average loans, down $44.7 million or 73% compared to $61.2 million or 0.16% of average loans recorded for the twelve months ended December 31, 2017. In both years, the majority of net charge-offs arose primarily from taxi medallion-related loans. In full year 2018, taxi medallion related charge-offs were $12.8 million down 78.5% from the $59.6 million recorded in full year 2017. At December 31, 2018, total remaining taxi medallion-related loans were $73.7 million compared to $99.1 million at December 31, 2017.

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

As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family loans and CRE credits generally are based on the five-year and seven-year CMT. The following table summarizes the high, low, and average five- and seven-year CMT rates in 2018 and 2017:

	Constant Maturity Treasury Rates
	Five-Year		Seven-Year
	2018	2017	2018	2017
High	3.09%	2.26%	3.18%	2.43%
Low	2.25	1.63	2.37	1.88
Average	2.75	1.91	2.85	2.16

Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In 2018, prepayment income from loans contributed $44.9 million to interest income; in the prior year, the contribution was $47.0 million.

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

The following table presents the generally downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	December
	2018	2017
Unemployment rate:
United States	3.7%	3.9%
New York City	3.9	4.0
Arizona	5.1	4.6
Florida	3.3	3.7
New Jersey	3.6	4.2
New York	3.8	4.4
Ohio	4.8	4.5

The CPI measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended December
	2018	2017
Change in prices:	1.9%	2.1%

Economic activity also is indicated by the Consumer Confidence Index®, which moved up to 126.6 in December 2018 from 122.1 in December 2017. An index level of 90 or more is considered indicative of a strong economy.

The following chart illustrates the relative stability of the rental vacancy rate in New York City for all rental units and for rent stabilized units, from 1991 through 2017, as compared to the changes in average unemployment rates in New York City during those years. As the New York City rental vacancy rate is only reported every three years, the annual average unemployment rate in New York City is provided for those years only. As you can see the vacancy rates for rent stabilized units are lower, in some years, meaningfully lower, then the vacancy rates for all rental units.

New York City Rental Vacancy Rates to Unemployment Rates

Year	New York City Rental Vacancy Rate All Rental Units [1]	New York City Rental Vacancy Rate Rent Stabilized Units [1]	New York City Annual Average Unemployment Rate [2]
2017	3.63%	2.06%	4.50%
2014	3.45%	2.12%	7.20%
2011	3.12%	2.55%	9.10%
2008	2.88%	2.14%	5.60%
2005	3.09%	2.68%	5.80%
2002	2.94%	2.52%	8.00%
1999	3.19%	2.46%	6.80%
1996	4.01%	3.57%	8.80%
1993	3.44%	3.10%	10.40%
1991	3.78%	3.54%	8.70%

(1)	Source: Selected Initial Findings of the New York City Housing and Vacancy Survey
(2)	Source: http://www.labor.ny.gov/stats/laus.asp

Recent Events

Dividend Declaration

On January 29, 2019, the Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share, payable on February 26, 2019 to common shareholders of record at the close of business on February 12, 2019.

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

The methodology used for the allocation of the allowance for loan losses at December 31, 2018 and December 31, 2017 was generally comparable, whereby the Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for loan losses is established based on management’s evaluation of incurred losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and a general valuation allowance.

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

We primarily measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated cost to sell, or the present value of the expected cash flows is less than the recorded investment in the loan, any shortfall is promptly charged off.

We also follow a process to assign the general valuation allowance to loan categories. The general valuation allowance is established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowance. The factors assessed begin with the historical loan loss experience for each major loan category. We also take into account an estimated historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment.

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

The historical loss period we use to determine the allowance for loan losses on loans is a rolling 32-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

The process of establishing the allowance for losses on non-covered loans also involves:

•	Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors;

•	Regular meetings of executive management with the pertinent Board committees, during which observable trends in the local economy and/or the real estate market are discussed;

•

Assessment of the aforementioned factors by the pertinent members of the Board of Directors and management when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

•	Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In order to determine their overall adequacy, the loan loss allowance is reviewed quarterly by management Board Committees and the Board of Directors of the Bank, as applicable.

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

The level of future additions to the respective loan loss allowance is based on many factors, including certain factors that are beyond management’s control, such as changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowance; however, the Bank may be required to take certain charge-offs and/or recognize further additions to the loan loss allowance, based on the judgment of regulatory agencies with regard to information provided during their examinations of the Bank.

An allowance for unfunded commitments is maintained separate from the allowance for loan losses and is included in Other liabilities in the Consolidated Statements of Condition.

See Note 6, “Allowance for Loan Losses” for a further discussion of our allowance for loan losses.

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

As of December 31, 2018, we had goodwill of $2.4 billion. During the year ended December 31, 2018, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2018 using step one of the quantitative test and found no indication of goodwill impairment at that date.

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

FINANCIAL CONDITION

Balance Sheet Summary

Total assets at December 31, 2018 were $51.9 billion, a year-over-year increase of $2.8 billion or 5.6%. Consistent with our strategy, this increase was driven by securities and loan growth which was funded through deposits and to a lesser extent borrowed funds.

Total loans held for investment grew $1.8 billion or 4.6% from year-end 2017. The majority of this growth was fueled by growth in our flagship multi-family loan portfolio, as the multi-family portfolio grew $1.8 billion or 6.4% to $29.9 billion.

During the year, we continued to redeploy our cash position by reinvesting cash into securities. Accordingly, the balance of securities increased $2.1 billion or 59.8%, to $5.6 billion, including $848.1 million of growth during the fourth quarter of the year.

Total deposits increased $1.7 billion or 5.7% from year-end 2017, to $30.8 billion, with $445.1 million of this growth occurring during the fourth quarter of 2018. Borrowed funds totaled $14.2 billion at year-end 2018, up $1.3 billion or 10.0%, compared to year-end 2017.

Total stockholders’ equity declined $140.1 million from the year-end 2017 balance, due in large part to our previously announced $300 million buyback program during the fourth quarter of 2018. The Company repurchased 16.8 million shares at an average price of $9.57 during the quarter for a total of $160.8 million.

Common stockholders’ equity represented 11.85% of total assets at December 31, 2018 compared to 12.81% at December 31, 2017. Book value per common share was $12.99 at December 31, 2018 compared to $12.88 at December 31, 2017.

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

In 2018, we originated $10.1 billion of held-for-investment loans, a $1.1 billion or a 12.8% increase from the prior year. The increase in originations was the result of higher multi-family and specialty finance loan originations. Multi-family loan originations grew $1.2 billion or 23.1% to $6.6 billion, while specialty finance loans grew $132.5 million or 7.4%. This growth was partially offset by declines in CRE and Other C&I loan originations, which declined 7% and 6%, respectively.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $6.6 billion, or 65.8%, of the loans we produced for investment in 2018.

At December 31, 2018, multi-family loans represented $29.9 billion, or 74.5%, of total loans held for investment, reflecting a year-over-year increase of $1.8 billion, or 6.4%.

At December 31, 2018 and 2017, respectively, the average multi-family loan had a principal balance of $6.1 million and $5.8 million; the expected weighted average life of the portfolio was 2.6 years at both of the respective dates.

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

At December 31, 2018, the majority of our multi-family loans were secured by rental apartment buildings. In addition, 77.4% of our multi-family loans were secured by buildings in the metro New York City area and 3.7% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

Commercial Real Estate Loans

At December 31, 2018, CRE loans represented $7.0 billion, or 17.4%, of total loans held for investment, reflecting a year-over-year decline of $323.4 million or 4.4% compared to December 31, 2017. The average CRE loan had a principal balance of $6.1 million at the end of this December, as compared to $5.7 million at the prior year-end. In addition, the portfolio had an expected weighted average life of 2.7 years and 3.0 years at the corresponding dates.

CRE loans represented $966.7 million, or 9.6%, of the loans we produced in 2018 for investment, as compared to $1.0 billion, or 11.7%, in the prior year.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2018, 86.1% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.9% of the properties securing our CRE credits, while all other states accounted for 11.0%, combined.

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

Prepayment penalties apply to our CRE loans, as they do our multi-family credits. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within two to three years of origination, as reflected in the expected weighted average life of the CRE portfolio noted above.

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

Specialty Finance Loans and Leases

At December 31, 2018 and 2017, specialty finance loans and leases represented $2.0 billion and $1.5 billion, respectively, of total loans held for investment.

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

Other C&I Loans

In the twelve months ended December 31, 2018, other C&I loans declined $31.0 million to $469.9 million, and represented $478.6 million of the held-for-investment loans we produced. Included in the balance at year-end 2018 were taxi medallion-related loans of $73.7 million.

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

Acquisition, Development, and Construction Loans

At December 31, 2018, ADC loans represented $407.9 million, or 1.0%, of total loans held for investment, as compared to $435.8 million, or 1.1%, at the prior year-end. Originations of ADC loans totaled $56.7 million in 2018, down $20.5 million from the year-earlier amount.

At December 31, 2018, 38.0% of the loans in our ADC portfolio were for land acquisition and development; the remaining 62.0% consisted of loans that were provided for the construction of commercial properties and owner-occupied homes. Loan terms vary based upon the scope of the construction, and generally range from 18 months to two years. They also feature a floating rate of interest tied to prime, with a floor. At December 31, 2018, 79.5% of our ADC loans were for properties in New York City.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2018 and 2017, we did not recover any losses against guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

One-to-Four Family Loans

At December 31, 2018, one-to-four family loans represented $446.1 million, or 1.1%, of total loans held for investment, as compared to $477.2 million, or 1.2%, at the prior year-end. These loan balances represent certain mixed use CRE loans with less than five residential units being classified as one-to-four family loans. Other than these types of loans, we do not currently expect to originate one-to-four family loans.

Other Loans

At December 31, 2018, other loans totaled $8.7 million and consisted primarily of consumer loans, most of which were overdraft loans, and loans to non-profit organizations. We currently do not offer home equity loans or lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Commercial Credit Committee and the Mortgage and Real Estate and Credit Committees of the Board, and the Board of Directors of the Bank.

Prior to 2017, all loans originated by the Bank were presented to the Mortgage and Real Estate Committee or the Board Credit Committee of the Board of Directors, as applicable. Effective January 27, 2017 all C&I loans less than or equal to $3.0 million are approved by the joint authority of lending officers. C&I loans in excess of $3.0 million and all multifamily, CRE, ADC and Specialty Finance loans regardless of amount are required to be presented to the Management Credit Committee for approval. Multifamily, CRE and C&I loans in excess of $5.0 million and Specialty Finance in excess of $15.0 million are also required to be presented to the Commercial Credit Committee and the Mortgage and Real Estate Committee of the Board, as applicable so that the Committees can review the loan’s associated risks. The Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

All mortgage loans in excess of $50.0 million, Specialty Finance loans in excess of $15.0 million and all other C&I loans in excess of $5.0 million require approval by the Mortgage and Real Estate Committee or the Credit Committee of the Board, as applicable.

In addition, all loans of $20.0 million or more originated by the Bank continue to be reported to the Board of Directors.

In 2018, 192 loans of $10.0 million or more were originated by the Bank, with an aggregate loan balance of $4.5 billion at origination. In 2017, by comparison, 172 loans of $10.0 million or more were originated, with an aggregate loan balance at origination of $4.2 billion.

At December 31, 2018, the largest loan in our portfolio was a $246.0 million multi-family loan originated by the Bank on February 8, 2018, which is collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination. At December 31, 2017, the largest loan in our portfolio was a loan originated by the Bank on June 28, 2013 to the owner of a commercial office building located in Manhattan. The balance of the loan was $287.5 million at that date.

Geographical Analysis of the Portfolio of Non-Covered Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2018:

	At December 31, 2018
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,691,021	25.74%	$3,363,096	48.05%
Brooklyn	5,001,328	16.74	536,629	7.67
Bronx	3,916,427	13.10	89,733	1.28
Queens	2,450,144	8.20	619,128	8.85
Staten Island	82,970	0.28	55,486	0.79

Total New York City	$19,141,890	64.06%	$4,664,072	66.64%

New Jersey	3,409,387	11.41	523,056	7.47
Long Island	581,496	1.94	842,243	12.03

Total Metro New York	$23,132,773	77.41%	$6,029,371	86.14%

Other New York State	1,099,665	3.68	201,990	2.89
All other states	5,651,481	18.91	767,473	10.97

Total	$29,883,919	100.00%	$6,998,834	100.00%

At December 31, 2018, the largest concentration of ADC loans held for investment was in New York City, with a total of $324.2 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of loans held for investment at December 31, 2018. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

	Loans Held for Investment
	at December 31, 2018
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$4,674,477	$1,334,069	$62,881	$389,552	$1,681,321	$8,142,300
After one year:
One to five years	23,536,715	4,927,657	268,786	2,722	548,652	29,284,532
Over five years	1,672,727	737,108	114,427	15,596	167,171	2,707,029

Total due or repricing after one year	25,209,442	5,664,765	383,213	18,318	715,823	31,991,561

Total amounts due or repricing, gross	$29,883,919	$6,998,834	$446,094	$407,870	$2,397,144	$40,133,861

The following table sets forth, as of December 31, 2018, the dollar amount of all loans held for investment that are due after December 31, 2019, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2019
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$3,689,509	$21,519,933	$25,209,442
Commercial real estate	1,268,426	4,396,339	5,664,765
One-to-four family	35,728	347,485	383,213
Acquisition, development, and construction	17,226	1,092	18,318

Total mortgage loans	5,010,889	26,264,849	31,275,738
Other loans	—	715,823	715,823

Total loans	$5,010,889	$26,980,672	$31,991,561

Loans Held for Sale

At December 31, 2018 we did not have any loans held for sale, whereas at December 31, 2017, loans held for sale were $35.3 million.

Loan Origination Analysis

The following table summarizes our production of loans held for investment and loans held for sale in the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018		2017
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originated for Investment:
Multi-family	$6,621,808	65.84%	$5,377,600	50.77%
Commercial real estate	966,731	9.61	1,039,105	9.81
One-to-four family residential	12,624	0.13	124,763	1.18
Acquisition, development, and construction	56,651	0.56	77,153	0.73

Total mortgage loans originated for investment	7,657,814	76.14	6,618,621	62.49

Other Loans Originated for Investment:
Specialty finance	1,917,048	19.06	1,784,549	16.85
Other commercial and industrial	478,619	4.76	511,416	4.83
Other	4,116	0.04	3,159	0.03

Total other loans originated for investment	2,399,783	23.86	2,299,124	21.71

Total loans originated for investment	$10,057,597	100.00%	$8,917,745	84.20%
Loans originated for sale	—	—	1,674,123	15.80

Total loans originated	$10,057,597	100.00%	$10,591,868	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2018:

	At December 31,
	2018		2017			2016			2015			2014
(dollars in thousands)	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Percent of Non-Covered Loans	Amount	Percent of Total Loans	Percent of Non-Covered Loans	Amount	Percent of Total Loans	Percent of Non-Covered Loans	Amount	Percent of Total Loans	Percent of Non-Covered Loans
Non-Covered Mortgage Loans:
Multi-family	$29,883,919	74.46%	$28,074,709	73.12%	73.12%	$26,945,052	68.28%	71.35%	$25,971,629	68.04%	71.93%	$23,831,846	66.54%	71.39%
Commercial real estate	6,998,834	17.44	7,322,226	19.07	19.07	7,724,362	19.57	20.45	7,857,204	20.58	21.76	7,634,320	21.32	22.87
One-to-four family	446,094	1.11	477,228	1.24	1.24	381,081	0.97	1.01	116,841	0.31	0.32	138,915	0.39	0.41
Acquisition, development, and construction	407,870	1.02	435,825	1.14	1.14	381,194	0.97	1.01	311,676	0.82	0.86	258,116	0.72	0.77

Total non-covered mortgage loans	37,736,717	94.03	36,309,988	94.57	94.57	35,431,689	89.79	93.82	34,257,350	89.75	94.87	31,863,197	88.97	95.44

Non-Covered Other Loans:
Specialty finance	1,918,545	4.78	1,539,733	4.01	4.01	1,267,530	3.21	3.36	880,673	2.31	2.44	632,827	1.77	1.89
Other commercial and industrial	469,875	1.17	500,841	1.31	1.31	632,915	1.60	1.68	569,883	1.49	1.58	476,394	1.33	1.43
Other loans	8,724	0.02	8,460	0.02	0.02	24,067	0.06	0.06	32,583	0.09	0.09	31,943	0.09	0.10

Total non-covered other loans	2,397,144	5.97	2,049,034	5.34	5.34	1,924,512	4.87	5.10	1,483,139	3.89	4.11	1,141,164	3.19	3.42

Total non-covered loans held for investment	$40,133,861	100.00	$38,359,022	99.91	99.91	$37,356,201	94.66	98.92	$35,740,489	93.64	98.98	$33,004,361	92.16	98.86

Loans held for sale	—	—	35,258	0.09	0.09	409,152	1.04	1.08	367,221	0.96	1.02	379,399	1.06	1.14

Total non-covered loans	$40,133,861	100.00%	$38,394,280	100.00	100.00%	$37,765,353	95.70	100.00%	$36,107,710	94.60	100.00%	$33,383,760	93.22	100.00%

Covered loans	—		—	—		1,698,133	4.30		2,060,089	5.40		2,428,622	6.78

Total loans	$40,133,861		$38,394,280	100.00%		$39,463,486	100.00%		$38,167,799	100.00%		$35,812,382	100.00%

Net deferred loan origination costs	32,047		28,949			26,521			22,715			20,595
Allowance for losses on non-covered loans	(159,820)		(158,046)			(158,290)			(147,124)			(139,857)
Allowance for losses on covered loans	—		—			(23,701)			(31,395)			(45,481)

Total loans, net	$40,006,088		$38,265,183			$39,308,016			$38,011,995			$35,647,639

Outstanding Loan Commitments

At December 31, 2018 and 2017, we had outstanding loan commitments of $2.0 billion and $1.9 billion, respectively. We also had commitments to issue letters of credit totaling $508.1 million and $339.4 million at December 31, 2018 and 2017, respectively. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Operations and Comprehensive Income.

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

Asset Quality

Loans Held for Investment and Repossessed Assets

Total NPAs declined $33.8 million or 38% on a year-over-year basis to $56.3 million or 0.11% of total assets at December 31, 2018. During the same timeframe, total non-accrual mortgage loans declined $17.0 million or 66% to $8.9 million, while other non-accrual loans, which largely consist of taxi medallion-related loans, decreased $11.2 million or 23%.

Repossessed assets totaled $10.8 million, representing a $5.6 million or 34% decrease compared to the level at December 31, 2017. As with non-accrual loans, the majority of our repossessed assets consist of taxi medallions, which were $8.2 million of total repossessed assets at year-end 2018.

Excluding taxi medallion-related assets, NPAs declined 29.5% to $12.6 million or 0.02% of total assets at December 31, 2018 compared to $17.9 million or 0.03% of total assets at September 30, 2018 and declined 64.2% compared to $35.2 million or 0.07% of total assets at December 31, 2017.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2017 to December 31, 2018:

			Change from December 31, 2017 to December 31, 2018
(dollars in thousands)	December 31, 2018	December 31, 2017	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$4,220	$11,078	$(6,858)	(61.91)%
Commercial real estate	3,021	6,659	(3,638)	(54.63)
One-to-four family	1,651	1,966	(315)	(16.02)
Acquisition, development, and construction	—	6,200	(6,200)	NM

Total non-accrual mortgage loans	8,892	25,903	(17,011)	(65.67)
Non-accrual other loans(1)	36,614	47,779	(11,165)	(23.37)

Total non-performing loans	$45,506	$73,682	$(28,176)	(38.24)%

(1)	Includes $35.5 million and $46.7 million of non-accrual taxi medallion-related loans at December 31, 2018 and December 31, 2017, respectively.

At the end of this December, taxi medallion-related loans totaled $73.7 million, representing 0.18% of our total held-for-investment loan portfolio. Last December, taxi medallion-related loans totaled $99.1 million, representing 0.26% of our total held-for-investment loan portfolio

The following table sets forth the changes in non-performing non-covered loans over the twelve months ended December 31, 2018:

(in thousands)
Balance at December 31, 2017	$73,682
New non-accrual	28,849
Charge-offs	(12,092)
Transferred to other real estate owned	(5,631)
Loan payoffs, including dispositions and principal pay-downs	(36,129)
Restored to performing status	(3,173)

Balance at December 31, 2018	$45,506

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2018 and 2017, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Non-performing loans are reviewed regularly by management and discussed on a monthly basis with the Mortgage Committee, the Credit Committee, and the Board of Directors of the Bank, as applicable. In accordance with our charge-off policy, collateral-dependent non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2018. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

In addition, at December 31, 2018, one-to-four family loans, ADC loans, and other loans represented 1.1%, 1.0%, and 6.0%, of total loans held for investment, as compared to 1.2%, 1.1%, and 5.3%, respectively, at December 31, 2017. Furthermore, while 1.5% of our other loans were non-performing at December 31, 2018, 0.37% of our one-to-four family loans were non-performing at that date. There were no non-performing ADC loans at December 31, 2018.

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

The following table presents our non-covered loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2017 to December 31, 2018:

	December 31,		Change from December 31, 2017 to December 31, 2018
(dollars in thousands)	2018	2017	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$—	$1,258	$(1,258)	NM %
Commercial real estate	—	13,227	(13,227)	NM
One-to-four family residential	9	585	(576)	(98.46)
Other loans (1)	555	2,719	(2,164)	(79.59)

Total loans 30-89 days past due	$564	$17,789	$(17,225)	(96.83)

(1)	Includes $530,000 and $2.7 million of non-accrual taxi medallion-related loans at December 31, 2018 and 2017, respectively.

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. In 2018, we recorded net charge-offs of $16.5 million, as compared to net charge-offs of $61.2 million in the prior year. Taxi medallion-related net charge-offs accounted for $12.8 million of this year’s amount and $59.6 million of last year’s amount.

Partially reflecting the net charge-offs noted above, and the provision of $18.3 million for the allowance for loan losses, the allowance for losses on loans increased $1.8 million, equaling $159.8 million at the end of this December from $158.0 million at December 31, 2017. Reflecting the decrease in non-performing loans cited earlier in this discussion, the allowance for losses on loans represented 351.21% of non-performing loans at December 31, 2018, as compared to 214.50% at the prior year-end.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on loans was appropriate at that date.

The following table presents information about our five largest non-performing loans at December 31, 2018.

	Loan No. 1 (2)	Loan No. 2 (2)	Loan No. 3 (3)	Loan No. 4	Loan No. 5
Type of Loan	C&I	Multi-Family	CRE	CRE	C&I
Origination date	4/29/14	1/05/06	6/16/03	11/3/00	3/8/04
Origination balance	$13,325,000	$12,640,000	$1,800,000	$3,000,000	$1,350,000
Full commitment balance (1)	$13,325,000	$12,640,000	$1,800,000	$3,000,000	$1,190,000
Balance at December 31, 2018	$4,366,059	$4,220,331	$1,255,633	$1,000,000	$907,984
Associated allowance	None	None	None	None	None
Non-accrual date	June 2017	March 2014	October 2015	May 2010	June 2014
Origination LTV	N/A	79%	68%	N/A	63%
Current LTV	N/A	54%	40%	N/A	61%
Last appraisal	N/A	January 2018	September 2018	N/A	March 2018

(1)	There are no funds available for further advances on the five largest non-performing loans.
(2)	Loan is a Troubled Debt Restructure.
(3)	Current LTV is combined with Loan No. 4.

The following is a description of the five loans identified in the preceding table. It should be noted that no allocation for the loan loss allowance was needed for any of these loans, as determined by using the fair value of collateral method defined in ASC 310-10 and -35.

No. 1 - The borrower is an owner of a finance company based in New York. The loan is collateralized by various taxi medallions in New York, New York and Chicago, Illinois.

No. 2 - The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex with 267 residential units and four retail stores in Atlantic City, New Jersey.

No. 3 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 19,508 square foot commercial building in Woodhaven, New York (same property as loan No. 4).

No. 4 - The borrower is an owner of real estate based in New York. The loan is a line of credit partially collateralized by a second mortgage on a 19,508 square foot commercial building in Woodhaven, New York (same property as loan No. 3).

No. 5 - The borrower is an owner/operator of gas stations. This loan is collateralized by the principal’s personal residence in Brightwaters, New York.

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

At December 31, 2018, loans modified as TDRs totaled $34.9 million, including accruing loans of $9.2 million and non-accrual loans of $25.7 million. At the prior year-end, loans modified as TDRs totaled $45.6 million, including accruing loans of $9.7 million and non-accrual loans of $35.9 million.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the twelve months ended December 31, 2018:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2017	$9,653	$35,903	$45,556
New TDRs	1,765	5,886	7,651
Charge-offs	—	(3,405)	(3,405)
Loan payoffs, including dispositions and principal pay-downs	(2,256)	(12,665)	(14,921)

Balance at December 31, 2018	$9,162	$25,719	$34,881

Loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $34.8 million and $44.6 million, respectively, at December 31, 2018 and 2017; loans in connection with which forbearance agreements were reached amounted to $37,000 and $1.0 million at the respective dates.

Multi-family and CRE loans accounted for $4.2 million and zero dollars of TDRs at the end of this December, as compared to $8.9 million and $368,000, respectively, at the prior year-end. Based on the number of loans performing in accordance with their revised terms, our success rate for restructured multi-family loans was 100%; for ADC loans it was 100%; and for one-to-four loans it was 50% at the end of this December; our success rate for other loans was 94%, at that date.

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2018, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

For additional information about our TDRs at December 31, 2018 and 2017, see the discussion of “Asset Quality” in Note 5, “Loans” in Item 8, “Financial Statements and Supplementary Data.”

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2018 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO, Non-Covered Purchased Credit-Impaired Loans, and Non-Covered Loans Held for Sale)

The following table presents information regarding our consolidated allowance for losses on non-covered loans, our non-performing non-covered assets, and our non-covered loans 30 to 89 days past due at each year-end in the five years ended December 31, 2018. Covered loans and non-covered purchased credit-impaired (“PCI”) loans are considered to be performing due to the application of the yield accretion method. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

	At or for the Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$158,046	$156,524	$145,196	$139,857	$141,946
Provision for (recovery of) losses on non-covered loans	18,256	60,943	12,036	(2,846)	—
Recovery from allowance on PCI loans	—	1,766	—	—	—
Charge-offs:
Multi-family	(34)	(279)	—	(167)	(755)
Commercial real estate	(3,191)	—	—	(273)	(1,615)
One-to-four family residential	—	(96)	(170)	(875)	(410)
Acquisition, development, and construction	(2,220)	—	—	—	—)
Other loans	(12,897)	(62,975)	(3,413)	(1,273)	(5,296)

Total charge-offs	(18,342)	(63,350)	(3,583)	(2,588)	(8,076)
Recoveries	1,860	2,163	2,875	10,773	5,987

Net (charge-offs) recoveries	(16,482)	(61,187)	(708)	8,185	(2,089)

Balance at end of year	$159,820	$158,046	$156,524	$145,196	$139,857

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$4,220	$11,078	$13,558	$13,904	$31,089
Commercial real estate	3,021	6,659	9,297	14,920	24,824
One-to-four family residential	1,651	1,966	9,679	12,259	11,032
Acquisition, development, and construction	—	6,200	6,200	27	654

Total non-accrual non-covered mortgage loans	8,892	25,903	38,734	41,110	67,599
Non-accrual non-covered other loans	36,614	47,779	17,735	5,715	9,351
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$45,506	$73,682	$56,469	$46,825	$76,950
Non-covered repossessed assets (2)	10,794	16,400	11,607	14,065	61,956

Total non-performing non-covered assets	$56,300	$90,082	$68,076	$60,890	$138,906

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.11%	0.19%	0.15%	0.13%	0.23%
Non-performing non-covered assets to total non-covered assets	0.11	0.18	0.14	0.13	0.30
Allowance for losses on non-covered loans to non-performing non-covered loans	351.21	214.50	277.19	310.08	181.75
Allowance for losses on non-covered loans to total non-covered loans	0.40	0.41	0.42	0.41	0.42
Net charge-offs (recoveries) during the period to average loans outstanding during the period (3)	0.04	0.16	0.00	(0.02)	0.01

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$—	$1,258	$28	$4,818	$464
Commercial real estate	—	13,227	—	178	1,464
One-to-four family residential	9	585	2,844	1,117	3,086
Acquisition, development, and construction	—	—	—	—	—
Other loans	555	2,719	7,511	492	1,178

Total loans 30-89 days past due (4)	$564	$17,789	$10,383	$6,605	$6,192

(1)

The December 31, 2016, 2015, and 2014 amounts exclude loans 90 days or more past due of $131.5 million, $137.2 million, and $157.9 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 and 2015 amounts also exclude $869,000 and $969,000, respectively, of non-covered PCI loans.

(2)	The December 31, 2016, 2015, and 2014 amounts exclude OREO of $17.0 million, $25.8 million, and $32.0 million, respectively, that were covered by FDIC loss sharing agreements.
(3)	Average loans include covered loans.
(4)

The December 31, 2016, 2015, and 2014 amounts exclude loans 30 to 89 days past due of $22.6 million, $32.8 million, and $41.7 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 amount also excludes $6 thousand of non-covered PCI loans. There were no non-covered PCI loans 30 to 89 days past due at any of the prior year-ends.

The following table sets forth the allocation of the consolidated allowance for losses on non-covered loans, excluding the allowance for losses on non-covered PCI loans, at each year-end for the five years ended December 31, 2018:

	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment
Multi-family loans	$98,972	74.46%	$93,651	73.19%	$91,590	72.13%	$93,977	72.67%	$96,212	72.21%
Commercial real estate loans	19,934	17.44	20,572	19.09	20,943	20.68	19,721	21.98	19,546	23.13
One-to-four family residential loans	1,333	1.11	1,360	1.24	1,484	1.02	612	0.33	562	0.42
Acquisition, development, and construction loans	10,744	1.02	12,692	1.14	9,908	1.02	8,402	0.87	6,296	0.78
Other loans	28,837	5.97	29,771	5.34	32,599	5.15	22,484	4.15	17,241	3.46

Total loans	$159,820	100.00%	$158,046	100.00%	$156,524	100.00%	$145,196	100.00%	$139,857	100.00%

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

The following table presents a geographical analysis of our non-performing loans at December 31, 2018:

(in thousands)
New York	$38,923
New Jersey	5,132
Arizona	862
All other states	589

Total non-performing loans	$45,506

Securities

Total securities were $5.6 billion, or 10.9%, of total assets at the end of this December, as compared to $3.5 billion, or 7.2%, of total assets at December 31, 2017. During the second quarter of 2017, the Company repositioned its “Held-to-Maturity” securities portfolio by designating the entire portfolio as “Available-for-Sale.” In addition, it took advantage of favorable bond market conditions and sold approximately $521.0 million of securities, resulting in a pre-tax gain on sale of $26.9 million.

At December 31, 2018, available-for-sale securities represented $5.6 billion and had an estimated weighted average life of 6.2 years. Included in the year-end amount were mortgage-related securities of $3.0 billion and other securities of $2.6 billion.

At the prior year-end, available-for-sale securities represented $3.5 billion, or 7.2%, of total securities, and had an estimated weighted average life of 5.2 years. Mortgage-related securities accounted for $2.6 million of the year-end balance, with other securities accounting for the remaining $912.7 million.

The investment policies of the Company and the Bank are established by the Board of Directors and implemented by the ALCO. ALCO meets monthly or on an as-needed basis to review the portfolios and specific capital market transactions. In addition, the securities portfolios and investment activities are reviewed monthly by the Board of Directors. Furthermore, the policy governing the investment portfolio activities is reviewed at least annually by the ALCO and ratified by the Board of Directors.

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations and U.S. Treasury obligations. At December 31, 2018 and 2017, GSE obligations and U.S. Treasury obligations together represented 83.5% and 94.4% of total securities, respectively. The remainder of the portfolio at those dates was comprised of corporate bonds, trust preferred securities, asset-backed securities, and municipal obligations.

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

Federal Home Loan Bank Stock

As members of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock. At December 31, 2018, the Bank held FHLB-NY stock in the amount of $644.6 million. At December 31, 2017, the Bank held FHLB-NY stock in the amount of $603.8 million. The remainder of the Company’s FHLB-NY stock at December 31, 2017 was held by New York Commercial Bank. Dividends from the FHLB-NY to the Bank totaled $40.8 million and $32.3 million, respectively, in 2018 and 2017.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $10.5 million year-over-year to $977.6 million at December 31, 2018.

Goodwill

We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both December 31, 2018 and 2017.

For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

Sources of Funds

The Parent Company has four primary funding sources for the payment of dividends, share repurchases, and other corporate uses: dividends paid to the Parent Company by the Bank; capital raised through the issuance of securities; funding raised through the issuance of debt instruments; and repayments of, and income from, investment securities.

On a consolidated basis, our funding primarily stems from a combination of the following sources: retail, institutional, and brokered deposits; borrowed funds, primarily in the form of wholesale borrowings; cash flows generated through the repayment and sale of loans; and cash flows generated through the repayment and sale of securities.

In 2018, loan repayments and sales generated cash flows of $8.3 billion, as compared to $11.7 billion in 2017. Cash flows from repayments accounted for $8.1 billion and $7.8 billion of the respective totals and cash flows from sales accounted for $195.6 million and $3.9 billion, of the respective totals.

In 2018, cash flows from the repayment and sale of securities respectively totaled $817.8 million and $278.5 million, while the purchase of securities amounted to $3.3 billion for the year. By comparison, cash flows from the repayment and sale of securities totaled $563.1 million and $1.0 billion, respectively, in 2017, and were offset by the purchase of securities totaling $1.2 billion.

In 2018, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Total deposits increased $1.7 billion or 5.7% on a year-over-year basis to $30.8 billion. Deposit growth was driven by CDs and to a lesser extent by growth in non-interest bearing accounts. Compared to the fourth quarter of last year, CDs rose $3.6 billion or 41.1% to $12.2 billion, while non-interest bearing deposits increased over the same timeframe by $84.6 million or 3.7% to $2.4 billion. This was consistent with our strategy to increase the level of retail CDs.

While the vast majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations), institutional deposits and municipal deposits are also part of our deposit mix. Retail deposits rose $2.2 billion year-over-year to $24.1 billion, while institutional deposits declined $468.4 million to $1.8 billion at year-end. Municipal deposits represented $961.9 million of total deposits at the end of this December, a $37.5 million decrease from the balance at December 31, 2017.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $4.0 billion of our deposits at the end of this December, comparable to December 31, 2017. Brokered money market accounts represented $1.9 billion of total brokered deposits at December 31, 2018 and $2.6 billion at December 31, 2017; brokered interest-bearing checking accounts represented $786.1 million and $793.7 million, respectively, at the corresponding dates. At December 31, 2018, we had $1.3 billion of brokered CDs, compared to $567.8 million at December 31, 2017.

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings and consist of FHLB-NY advances, repurchase agreements, and federal funds purchased, and, to a lesser extent, junior subordinated debentures and subordinated notes. At December 31, 2018, total borrowed funds increased $1.3 billion or 10% to $14.2 billion compared to the balance at December 31, 2017. The bulk of the year-over-year increase was driven by a $999.2 million or 8% increase in the balance of wholesale borrowings. The remainder of the increase was due to the Company’s issuance in the fourth quarter of $300 million of subordinated notes.

Wholesale Borrowings

Wholesale borrowings totaled $13.6 billion and $12.6 billion, respectively, at December 31, 2018 and 2017, representing 26.1% and 25.6% of total assets at the respective dates. FHLB-NY advances accounted for $13.1 billion of the year-end 2018 balance, as compared to $12.1 billion at the prior year-end. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. (For more information regarding our FHLB-NY advances, see the discussion that appears earlier in this report regarding our membership and our ownership of stock in the FHLB-NY.) At December 31, 2018, $4.7 billion of our wholesale borrowings had callable features. At December 31, 2017, none of our wholesale borrowings had callable features.

Also included in wholesale borrowings were repurchase agreements of $500.0 million at December 31, 2018 compared to $450.0 million at December 31, 2017. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at agreed-upon prices and dates.

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

We had no federal funds purchased at both December 31, 2018 and 2017.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.5 million at December 31, 2018, slightly higher than the balance at the prior year-end reflecting discount accretion.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At December 31, 2018, the balance of subordinated notes was $294.7 million, which excludes certain costs related to their issuance.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.5 billion and $2.5 billion, respectively, at December 31, 2018 and 2017. As in the past, our loan and securities portfolios provided meaningful liquidity in 2018, with cash flows from the repayment and sale of loans totaling $8.3 billion and cash flows from the repayment and sale of securities totaling $1.1 billion.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2018, our available borrowing capacity with the FHLB-NY was $7.5 billion. In addition, the Bank had available-for-sale securities of $5.6 billion, of which, $4.4 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. At December 31, 2018, the maximum amount the Bank could borrow from the FRB-NY was $1.4 billion. There were no borrowings against either line of credit at December 31, 2018.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $10.1 billion in 2018. During this time, the net cash used in investing activities totaled $4.0 billion; the net cash provided by our operating activities totaled $540.4 million. Our financing activities provided net cash of $2.4 billion.

CDs due to mature or reprice in one year or less from December 31, 2018 totaled $10.4 billion, representing 85% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

Our decision to compete for deposits also depends on numerous factors, including, among others, our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand.

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

In each of the four quarters of 2018, the Company was required to receive a non-objection from the FRB to pay all dividends; non-objections were received from the FRB in all four quarters of the year. Beginning in 2019, the Company no longer is required to receive non-objection from the FRB.

The Parent Company’s ability to pay dividends may also depend, in part, upon dividends it receives from the Bank. The ability of the Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State Banking Law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the FRB, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2018, the Bank paid dividends totaling $380.0 million to the Parent Company, leaving $463.4 million that it could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2018 included $228.6 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2018, we had CDs of $12.2 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $14.2 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are not included in the Consolidated Statements of Condition and totaled $145.5 million at December 31, 2018.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations as of December 31, 2018:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases	Total
One year or less	$10,327,860	$4,631,000	$30,322	$14,989,182
One to three years	1,656,903	4,247,661	43,135	5,947,699
Three to five years	22,883	25,000	16,552	64,435
More than five years	186,676	5,304,205	55,525	5,546,406

Total	$12,194,322	$14,207,866	$145,534	$26,547,722

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, and subordinated debt.

At December 31, 2018, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $2.5 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes our off-balance sheet commitments to extend credit in the form of loans and letters of credit at December 31, 2018:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$365,788
One-to-four family	1,478
Acquisition, development, and construction	241,468

Total mortgage loan commitments	$608,734
Other loan commitments (1)	1,426,210

Total loan commitments	$2,034,944
Commercial, performance stand-by, and financial stand-by letters of credit	508,121

Total commitments	$2,543,065

(1)	Includes unadvanced lines of credit.

Of the total loan commitments noted in the preceding table, all $2.0 billion were for loans held for investment. Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

At December 31, 2018, we had no commitments to purchase securities.

Capital Position

Total stockholders’ equity declined $140.1 million, or 2.1%, year-over-year to $6.7 billion; common stockholders’ equity represented 11.85% of total assets and a book value per common share of $12.99 at December 31, 2018. At the prior year-end, total stockholders’ equity totaled $6.8 billion, and common stockholders’ equity represented 12.81% of total assets and a book value per common share of $12.88.

Tangible common stockholders’ equity also declined $140.1 million year-over-year to $3.7 billion. The year-end 2018 balance represented 7.51% of tangible common assets and a tangible common book value per common share of $7.85. At the prior year-end, tangible common stockholders’ equity totaled $3.9 billion, representing 8.26% of tangible common assets and a tangible common book value per common share of $7.89.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill, CDI, and preferred stock recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. While goodwill totaled $2.4 billion at December 31, 2018 and 2017, CDI was zero for both periods. Preferred stock was $502.8 million at the end of 2018 and 2017. (See the discussion and reconciliations of stockholders’ equity and tangible common stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of our financial condition and results of operations.)

Stockholders’ equity and tangible common stockholders’ equity both include AOCL, which is comprised of the net unrealized gain or loss on available-for-sale securities; the net unrealized loss on the non-credit portion of OTTI securities; and the Company’s pension and post-retirement obligations at the end of a period. In the twelve months ended December 31, 2018 and 2017, AOCL totaled $87.7 million and $15.2 million, respectively. The increase in AOCL was largely the net effect of a $21.9 million increase in net pension and post-retirement obligations to $71.1 million and the $49.7 million difference between the net unrealized loss on securities available for sale recorded at the end of this December and the net unrealized gain on securities available for sale recorded at December 31, 2017.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2018 and 2017:

At December 31, 2018	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,806,857	10.55%	4.50%
Tier 1 risk-based capital	4,309,697	11.94	6.00
Total risk-based capital	5,112,079	14.16	8.00
Leverage capital	4,309,697	8.74	4.00

At December 31, 2017	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,869,129	11.36%	4.50%
Tier 1 risk-based capital	4,371,969	12.84	6.00
Total risk-based capital	4,877,208	14.32	8.00
Leverage capital	4,371,969	9.58	4.00

At December 31, 2018, the capital ratios for the Company and the Bank continued to exceed the levels required for classification as “well capitalized” institutions, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 17, “Capital,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2018 AS COMPARED TO 2017

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. In 2018, the FOMC increased the target federal funds rate four times for a total of 100 basis points, to a target range of 2.25% to 2.50%.

While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In 2018, the five-year CMT ranged from a low of 2.25% to a high of 3.09% with an average rate of 2.75% for the year. In 2017, the five-year CMT ranged from a low of 1.63% to a high of 2.26% with an average rate of 1.91% for the year.

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

For the twelve months ended December 31, 2018, net interest income decreased $99.0 million or 9% to $1.0 billion compared to $1.1 billion for the twelve months ended December 31, 2017. Interest income increased $107.4 million or 6.8% to $1.7 billion compared to $1.6 billion for the twelve months ended December 31, 2017. This increase was largely driven by loan growth and by growth in the securities portfolio as the Company redeployed its excess cash. This was offset by an increase in interest expense. Interest expense increased $206.4 million or 45.6% to $658.7 million during 2018.

Year-Over-Year Comparison

The following factors contributed to the year-over-year reduction in net interest income:

•

Interest income rose $107.4 million year-over-year due to a $56.7 million increase in interest income from securities and money market investments, coupled with a $50.7 million increase in interest income from loans.

•

The increase in interest income from loans was largely due to a $722.7 million increase in the average balance along with a six-basis point increase in the average yield. In addition, prepayment income contributed $44.9 million to the interest income from loans and 11 basis points to the average yield on such assets compared to $47.0 million and 12 basis points in 2017.

•	The year-over-year improvement in interest income from securities was driven by an $833.1 million increase in the average balance, coupled with a 10-basis point increase in the average yield.

•	As a result, the average balance of interest-earning assets rose $2.3 billion million from the year-earlier level and the average yield rose five basis points.

•	Interest expense rose $206.4 million year-over-year as interest expense on deposits rose $149.5 million and the interest expense on borrowed funds rose $56.9 million.

•

The year-over-year increase in interest expense stemming from deposits was due to a 52-basis point rise in the average cost of such funds due to higher short-term interest rates, along with a $1.0 billion increase in the average balance. Additionally, the average balance of lower cost deposits such as savings accounts, interest-bearing checking and money market accounts declined, while the average balance of higher cost CDs increased by $2.1 billion.

•

The increase in the interest income from borrowed funds was driven by a 35-basis point rise in the average cost of such funding and by a $618.0 million increase in the average balance from the year-earlier amount.

•	As a result, the average balance of interest-bearing liabilities rose $1.7 billion and the average cost of funds rose 46 basis points year-over-year.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.25%, the margin was 34-basis points narrower than the margin recorded for full-year 2017. The reduction was due, in part, to a decline in prepayment income from the levels recorded in the prior year, as reflected in the table below. Adjusted net interest margin is a non-GAAP financial measure, as more fully discussed below.

	For the Twelve Months Ended
	Dec. 31,		Dec. 31,
	2018		2017		Change (%)
(dollars in thousands)
Total Interest Income	$1,689,673		$1,582,239		7%
Prepayment Income:
Loans	$44,949		$47,004		-4%
Securities	4,957		8,130		-39%

Total prepayment income	$49,906		$55,134		-9%

GAAP Net Interest Margin	2.25%		2.59%		-34	bp
Less:
Prepayment income from loans	10	bp	11	bp	-1	bp
Prepayment income from securities	1		2		-1	bp
Plus:
Subordinated debt issuance	—		—		0	bp

Total prepayment income contribution to and subordinated debt impact on net interest margin	11	bp	13	bp	-2	bp

Adjusted Net Interest Margin (non-GAAP)	2.14%		2.46%		-32	bp

RECONCILIATION OF NET INTEREST MARGIN AND ADJUSTED NET INTEREST MARGIN

While our net interest margin, including the contribution of prepayment income and the impact from our recent subordinated notes offering, is recorded in accordance with GAAP, adjusted net interest margin, which excludes the contribution of prepayment income, is not. Nevertheless, management uses this non-GAAP measure in its analysis of our performance, and believes that this non-GAAP measure should be disclosed in this report and other investor communications for the following reasons:

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

Net Interest Income Analysis

	For the Years Ended December 31,
	2018				2017				2016
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,122,724	$1,467,944	3.75%		$38,400,003	$1,417,237	3.69%		$39,076,298	$1,472,020	3.77%
Securities (2)(3)	4,819,789	184,136	3.82		3,986,722	148,429	3.72		4,922,722	202,832	4.12
Interest-earning cash and cash equivalents	1,955,837	37,593	1.92		1,227,137	16,573	1.35		11,336	17	0.15

Total interest-earning assets	45,898,350	1,689,673	3.68		43,613,862	1,582,239	3.63		44,010,356	1,674,869	3.81
Non-interest-earning assets	4,314,990				5,011,020				5,289,245

Total assets	$50,213,340				$48,624,882				$49,299,601

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing liabilities:
Interest-bearing checking and money market accounts	$12,033,213	$167,972	1.40%		$12,787,703	$98,980	0.77%		$13,322,346	$62,166	0.47%
Savings accounts	4,902,728	28,994	0.59		5,170,342	28,447	0.55		5,915,020	31,982	0.54
Certificates of deposit	10,236,599	182,383	1.78		8,164,518	102,355	1.25		6,899,706	76,875	1.11

Total interest-bearing deposits	27,172,540	379,349	1.40		26,122,563	229,782	0.88		26,137,072	171,023	0.65
Borrowed funds	13,454,912	279,329	2.08		12,836,919	222,454	1.73		14,059,543	216,464	1.54

Total interest-bearing liabilities	40,627,452	658,678	1.62		38,959,482	452,236	1.16		40,196,615	387,487	0.96
Non-interest-bearing deposits	2,550,163				2,782,155				2,860,532
Other liabilities	252,804				279,466				190,403

Total liabilities	43,430,419				42,021,103				43,247,550
Stockholders’ equity	6,782,921				6,603,779				6,052,051

Total liabilities and stockholders’ equity	$50,213,340				$48,624,882				$49,299,601

Net interest income/interest rate spread		$1,030,995	2.06%			$1,130,003	2.47%			$1,287,382	2.85%

Net interest margin			2.25%				2.59%				2.93%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.12	x			1.09	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowance for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	Compared to Year Ended			Compared to Year Ended
	December 31, 2017			December 31, 2016
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans, net	$26,909	$23,798	$50,707	$(25,239)	$(29,544)	$(54,783)
Securities and money market investments	50,936	5,791	56,727	12,369	(50,216)	(37,847)

Total	77,845	29,589	107,434	(12,870)	(79,760)	(92,630)

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(5,468)	$74,460	$68,992	$(2,388)	$39,202	$36,814
Savings accounts	(1,225)	1,772	547	(4,109)	574	(3,535)
Certificates of deposit	30,091	49,937	80,028	15,141	10,339	25,480
Borrowed funds	11,124	45,751	56,875	(13,498)	19,488	5,990

Total	34,522	171,920	206,442	(4,854)	69,603	64,749

Change in net interest income	$43,323	$(142,331)	$(99,008)	$(8,016)	$(149,363)	$(157,379)

Provision for (Recoveries of) Loan Losses

Provision for (Recovery of) Losses on Loans

The provision for losses on loans, like the recovery of loan losses, is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies” earlier in this report, for the twelve months ended December 31, 2018, the Company reported a provision for loan losses of $18.3 million, down $42.7 million or 70% compared to $60.9 million for the twelve months ended December 31, 2017. The year-over-year decrease was related to taxi medallion-related charge-offs during the year.

Reflecting the 2018 provision and twelve-month net charge-offs of $16.5 million, the allowance for losses on loans of $159.8 million increased $1.8 million at the end of this December compared to $158.0 million at the prior year-end.

For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, see the discussion of the loan loss allowance under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

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

For the twelve months ended December 31, 2018, non-interest income fell $125.3 million or 57.8% to $91.6 million compared to $216.9 million for the twelve months ended December 31, 2017. Full year 2017 included items related to the sale of our covered loan portfolio and the sale of our mortgage banking business. This included an $82.0 million gain on the sale of covered loans and mortgage banking operations and $19.0 million of FDIC indemnification expense. Additionally, we recorded $19.3 million of mortgage banking income during the twelve months ended December 31, 2017 and a $29.9 million net gain on securities compared to a net loss of $2.0 million in 2018.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in the twelve months ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Fee income	$29,765	$31,759	$32,665
BOLI income	28,252	27,133	31,015
Mortgage banking income	—	19,337	27,281
Net gain on sales of loans	111	1,156	15,806
Net (loss) gain on securities	(1,994)	29,924	3,347
FDIC indemnification expense	—	(18,961)	(6,155)
Gain on sale of covered loans and mortgage banking operations	—	82,026	—
Other income:
Investment advisory income	20,277	22,026	22,537
Third-party investment product sales	12,474	12,771	11,658
Recovery of OTTI securities	146	1,120	1,214
Other	2,527	8,589	6,204

Total other income	35,424	44,506	41,613

Total non-interest income	$91,558	$216,880	$145,572

Non-Interest Expense

Non-interest expense has two primary components: operating expenses, which include compensation and benefits, occupancy and equipment, and general and administrative (“G&A”) expenses; and the amortization of the CDI stemming from certain of our business combinations.

Total non-interest expense for the twelve months ended December 31, 2018 was $546.6 million, down $94.8 million or 14.8% compared to the $641.4 million reported for the twelve months ended December 31, 2017. The year-over-year improvement was the result of a $46.2 million or 12.7% decrease in compensation and benefits expense and by a $49.5 million or 27.7% decrease in general and administrative expense. This was driven by the sale of our mortgage banking business and lower regulatory compliance-related costs.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we operate our branches and/or conduct our mortgage banking business.

For the twelve months ended December 31, 2018, income tax expense declined $66.8 million or 33.0% to $135.3 million compared to the twelve months ended December 31, 2017. The effective tax rate for full year 2018 was 24.25% compared to 30.23% for full year 2017. The decrease in both the effective tax rate and income tax expense was primarily due to the Tax Cuts and Jobs Act, which largely became effective in January 2018.

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

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.59%, the margin was 34-basis points narrower than the margin recorded for full-year 2016. The reduction was due, in part, to a decline in prepayment income from the levels recorded in the prior year.

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

Non-Interest Income

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

Non-Interest Expense

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

Income Tax Expense

In the twelve months ended December 31, 2017, we recorded income tax expense of $202.0 million, reflecting pre-tax income of $668.2 million and an effective tax rate of 30.2%. The decrease in both the effective tax rate and income tax expense was primarily due to the Tax Cuts and Jobs Act, which was enacted in December 2017. This resulted in the Company recording a one-time net benefit during the fourth quarter of the year, to income tax expense of $42 million, including that portion related to the re-measurement of our net deferred tax liabilities.

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2018 and 2017:

	2018				2017
(in thousands, except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$247,236	$249,506	$263,955	$270,298	$270,974	$276,343	$287,769	$294,917
Provision for (recoveries of) loan losses	2,770	1,201	4,714	9,571	2,926	44,585	(6,261)	(4,008)
Non-interest income	23,073	22,922	22,706	22,857	25,343	108,928	50,437	32,172
Non-interest expense	134,946	134,433	138,142	139,107	148,484	162,234	163,765	166,943

Income before income taxes	132,593	136,794	143,805	144,477	144,907	178,452	180,702	164,154
Income tax expense	30,854	30,022	36,451	37,925	8,386	67,984	65,447	60,197

Net income	101,739	106,772	107,354	106,552	136,521	110,468	115,255	103,957
Preferred stock dividends	8,207	8,207	8,207	8,207	8,207	8,207	8,207	—

Net income available to common shareholders	$93,532	$98,565	$99,147	$98,345	$128,314	$102,261	$107,048	$103,957

Basic earnings per common share	$0.19	$0.20	$0.20	$0.20	$0.26	$0.21	$0.22	$0.21

Diluted earnings per common share	$0.19	$0.20	$0.20	$0.20	$0.26	$0.21	$0.22	$0.21

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2018	2017
Stockholders’ Equity	$6,655,235	$6,795,376
Less: Goodwill	(2,436,131)	(2,436,131)
Preferred stock	(502,840)	(502,840)

Tangible common stockholders’ equity	$3,716,264	$3,856,405
Total Assets	$51,899,376	$49,124,195
Less: Goodwill	(2,436,131)	(2,436,131)

Tangible assets	$49,463,245	$46,688,064
Common stockholders’ equity to total assets	11.85%	12.81%
Tangible common stockholders’ equity to tangible assets	7.51	8.26
Book value per common share	$12.99	$12.88
Tangible book value per common share	7.85	7.89

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We manage our assets and liabilities to reduce our exposure to changes in market interest rates. The asset and liability management process has three primary objectives: to evaluate the interest rate risk inherent in certain balance sheet accounts; to determine the appropriate level of risk, given our business strategy, operating environment, capital and liquidity requirements, and performance objectives; and to manage that risk in a manner consistent with guidelines approved by the Boards of Directors of the Company and the Bank.

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

In 2018, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates; and (3) We replaced maturing wholesale borrowings with longer term borrowings, including some with callable features.

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

At December 31, 2018, our one-year gap was a negative 22.56%, as compared to a negative 19.57% at December 31, 2017

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2018 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 10% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 12% and 10% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 57% for the first five years and 43% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 76% for the first five years and 24% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 84% for the first five years and 16% for years six through ten.

Interest Rate Sensitivity Analysis

	At December 31, 2018
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$3,649,243	$4,472,014	$17,280,343	$11,995,651	$2,647,883	$75,268	$40,120,402
Mortgage-related securities (2)(3)	32,940	142,139	580,242	1,011,394	607,579	585,988	2,960,282
Other securities (2)	2,026,623	226,476	53,826	50,949	806,641	133,313	3,297,828
Interest-earning cash and cash equivalents	1,330,516	—	—	—	—	—	1,330,516

Total interest-earning assets	7,039,322	4,840,629	17,914,411	13,057,994	4,062,103	794,569	47,709,028

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	5,976,641	819,355	1,482,629	873,274	2,378,150	—	11,530,049
Savings accounts	642,477	938,287	619,702	457,880	1,984,914	—	4,643,260
Certificates of deposit	2,978,174	7,388,054	1,620,536	205,309	2,249	—	12,194,322
Borrowed funds	1,913,926	2,931,000	4,247,661	25,000	4,950,000	140,279	14,207,866

Total interest-bearing liabilities	11,511,218	12,076,696	7,970,528	1,561,463	9,315,313	140,279	42,575,497

Interest rate sensitivity gap per period (4)	$(4,471,896)	$(7,236,067)	$9,943,883	$11,496,531	$(5,253,210)	$654,290	$5,133,531

Cumulative interest rate sensitivity gap	$(4,471,896)	$(11,707,963)	$(1,764,080)	$9,732,451	$4,479,241	$5,133,531

Cumulative interest rate sensitivity gap as a percentage of total assets	(8.62)%	(22.56)%	(3.40)%	18.75%	8.63%	9.89%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	61.15%	50.36%	94.41%	129.39%	110.56%	112.06%

(1)	For the purpose of the gap analysis, non-performing non-covered loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates noted above will approximate actual future loan and securities prepayments and deposit withdrawal activity.

To validate our prepayment assumptions for our multi-family and CRE loan portfolios, we perform a monthly analysis, during which we review our historical prepayment rates and compare them to our projected prepayment rates. We continually review the actual prepayment rates to ensure that our projections are as accurate as possible, since prepayments on these types of loans are not as closely correlated to changes in interest rates as prepayments on one-to-four family loans tend to be. In addition, we review the call provisions in our borrowings and investment portfolios and, on a monthly basis, compare the actual calls to our projected calls to ensure that our projections are reasonable. As of December 31, 2018, the impact of a 100-basis point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 16.32% per annum. Conversely, the impact of a 100-basis point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 4.53% per annum.

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

Based on the information and assumptions in effect at December 31, 2018, the following table sets forth our NPV, assuming the changes in interest rates noted:

(dollars in thousands)
Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Net Portfolio Value	Net Change	Portfolio Market Value Projected % Change to Base
—	$51,341,235	$43,713,044	$7,628,191	$—	—%
+100	50,166,988	43,016,000	7,150,988	(477,203)	(6.26)
+200	49,040,399	42,375,965	6,664,434	(963,757)	(12.63)

(1)	The impact of 100- and 200-basis point reductions in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates

The net changes in NPV presented in the preceding table are within the limits approved by the Boards of Directors of the Company and the Bank.

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

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes. Based on the information and assumptions in effect at December 31, 2018, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(3.91)%
+200 over one year	(7.33)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2018, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 1.39% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 3.60% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2018	2017
ASSETS:
Cash and cash equivalents	$1,474,955	$2,528,169
Securities:
Debt securities available for sale ($1,228,702 and $1,263,227 pledged at December 31, 2018 and 2017, respectively)	5,613,520	3,531,427
Equity investments with readily determinable fair values, at fair value	30,551	—

Total securities	5,644,071	3,531,427

Loans held for sale	—	35,258
Loans held for investment, net of deferred loan fees and costs	40,165,908	38,387,971
Less: Allowance for loan losses	(159,820)	(158,046)

Loans held for investment, net	40,006,088	38,229,925

Total loans, net	40,006,088	38,265,183
Federal Home Loan Bank stock, at cost	644,590	603,819
Premises and equipment, net	346,179	368,655
Goodwill	2,436,131	2,436,131
Mortgage servicing rights ($2,729 measured at fair value at December 31, 2017)	780	6,100
Bank-owned life insurance	977,627	967,173
Other real estate owned and other repossessed assets	10,794	16,400
Other assets	358,161	401,138

Total assets	$51,899,376	$49,124,195

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$11,530,049	$12,936,301
Savings accounts	4,643,260	5,210,001
Certificates of deposit	12,194,322	8,643,646
Non-interest-bearing accounts	2,396,799	2,312,215

Total deposits	30,764,430	29,102,163
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,053,661	12,104,500
Repurchase agreements	500,000	450,000

Total wholesale borrowings	13,553,661	12,554,500
Junior subordinated debentures	359,508	359,179
Subordinated notes	294,697	—

Total borrowed funds	14,207,866	12,913,679
Other liabilities	271,845	312,977

Total liabilities	45,244,141	42,328,819

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 489,072,101 shares issued, and 473,536,604 and 488,490,352 shares outstanding, respectively)	4,904	4,891
Paid-in capital in excess of par	6,099,940	6,072,559
Retained earnings	297,202	237,868
Treasury stock, at cost (16,902,466 and 581,749 shares, respectively)	(161,998)	(7,615)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $4,201 and $(27,961), respectively	(10,534)	39,188
Net unrealized loss on the non-credit portion of other-than-temporary impairment (“OTTI”) losses on securities, net of tax of $2,517 and $3,338, respectively	(6,042)	(5,221)
Net unrealized loss on pension and post-retirement obligations, net of tax of $27,224 and $32,121, respectively	(71,077)	(49,134)

Total accumulated other comprehensive loss, net of tax	(87,653)	(15,167)

Total stockholders’ equity	6,655,235	6,795,376

Total liabilities and stockholders’ equity	$51,899,376	$49,124,195

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
INTEREST INCOME:
Mortgage and other loans	$1,467,944	$1,417,237	$1,472,020
Securities and money market investments	221,729	165,002	202,849

Total interest income	1,689,673	1,582,239	1,674,869

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	167,972	98,980	62,166
Savings accounts	28,994	28,447	31,982
Certificates of deposit	182,383	102,355	76,875
Borrowed funds	279,329	222,454	216,464

Total interest expense	658,678	452,236	387,487

Net interest income	1,030,995	1,130,003	1,287,382
Provision for losses on non-covered loans	18,256	60,943	11,874
Recovery of losses on covered loans	—	(23,701)	(7,694)

Net interest income after provision for (recovery of) loan losses	1,012,739	1,092,761	1,283,202

NON-INTEREST INCOME:
Fee income	29,765	31,759	32,665
Bank-owned life insurance	28,252	27,133	31,015
Mortgage banking income	—	19,337	27,281
Net gain on sales of loans	111	1,156	15,806
Net (loss) gain on securities	(1,994)	29,924	3,347
FDIC indemnification expense	—	(18,961)	(6,155)
Gain on sale of covered loans and mortgage banking operations	—	82,026	—
Other	35,424	44,506	41,613

Total non-interest income	91,558	216,880	145,572

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	317,496	363,698	352,008
Occupancy and equipment	100,107	98,963	98,543
General and administrative	129,025	178,557	187,558

Total operating expenses	546,628	641,218	638,109
Amortization of core deposit intangibles	—	208	2,391
Merger-related expenses	—	—	11,146

Total non-interest expense	546,628	641,426	651,646

Income before income taxes	557,669	668,215	777,128
Income tax expense	135,252	202,014	281,727

Net income	$422,417	$466,201	$495,401
Preferred stock dividends	32,828	24,621	—

Net income available to common shareholders	$389,589	$441,580	$495,401

Basic earnings per common share	$0.79	$0.90	$1.01

Diluted earnings per common share	$0.79	$0.90	$1.01

Net income	$422,417	$466,201	$495,401
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $32,166; $(29,740); and $1,560, respectively	(49,732)	41,684	(2,207)
Change in the non-credit portion of OTTI losses recognized in other comprehensive (loss) income, net of tax of $(821); $(13); and $(49), respectively	(821)	20	77
Change in pension and post-retirement obligations, net of tax of $(4,897); $(2,234); and $(2,924), respectively	(21,943)	1,585	4,015
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $(4); $1,245; and $1,127, respectively	10	(1,743)	(1,577)

Total other comprehensive (loss) income, net of tax	(72,486)	41,546	308

Total comprehensive income , net of tax	$349,931	$507,747	$495,709

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31,
(in thousands, except share data)	2018	2017	2016
PREFERRED STOCK (Par Value: $0.01):
Balance at beginning of year	$502,840	$—	$—
Issuance of preferred stock (515,000 shares)	—	502,840	—

Balance at end of year	502,840	502,840	—

COMMON STOCK (Par Value: $0.01):
Balance at beginning of year	4,891	4,871	4,850
Shares issued for restricted stock awards (1,366,969; 2,004,212; and 2,099,865, respectively)	13	20	21

Balance at end of year	4,904	4,891	4,871

PAID-IN CAPITAL IN EXCESS OF PAR:
Balance at beginning of year	6,072,559	6,047,558	6,023,882
Shares issued for restricted stock awards, net of forfeitures	(8,879)	(11,028)	(8,985)
Compensation expense related to restricted stock awards	36,260	36,029	32,661

Balance at end of year	6,099,940	6,072,559	6,047,558

RETAINED EARNINGS:
Balance at beginning of year	237,868	128,435	(36,568)
Net income	422,417	466,201	495,401
Dividends paid on common stock ($0.68; $0.68; and $0.68 per share, respectively)	(333,061)	(332,147)	(330,810)
Dividends paid on preferred stock ($63.76 and $47.81 per share, respectively)	(32,828)	(24,621)	—
Effect of adopting ASU No. 2016-09	—	—	412
Effect of adopting ASU No. 2016-01	260	—	—
Effect of adopting ASU No. 2018-02	2,546	—	—

Balance at end of year	297,202	237,868	128,435

TREASURY STOCK, AT COST:
Balance at beginning of year	(7,615)	(160)	(447)
Purchase of common stock (16,993,351; 1,284,373; and 566,584 shares, respectively)	(163,249)	(18,463)	(8,677)
Shares issued for restricted stock awards (672,634; 713,837; and 580,087 shares, respectively)	8,866	11,008	8,964

Balance at end of year	(161,998)	(7,615)	(160)

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX:
Balance at beginning of year	(15,167)	(56,713)	(57,021)
Effect of adopting ASU No. 2018-02	(2,546)	—	—
Other comprehensive (loss) income, net of tax	(69,940)	41,546	308

Balance at end of year	(87,653)	(15,167)	(56,713)

Total stockholders’ equity	$6,655,235	$6,795,376	$6,123,991

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422,417	$466,201	$495,401
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,256	37,242	4,180
Depreciation	32,323	32,803	32,811
Amortization of discounts and premiums, net	(3,891)	(4,555)	(26,258)
Amortization of core deposit intangibles	—	208	2,391
Net loss (gain) on sales of securities	14	(29,924)	(3,347)
Gain on trading securities activity	(222)	(316)	—
Net gain on sales of loans	(111)	(87,301)	(57,398)
Stock-based compensation	36,260	36,029	32,661
Deferred tax expense	23,197	21,444	44,746
Changes in operating assets and liabilities:
Decrease in other assets	29,952	451,873	326,790
(Decrease) increase in other liabilities	(53,320)	23,329	(4,336)
Purchases of securities held for trading	(141,615)	(202,450)	—
Proceeds from sales of securities held for trading	141,837	202,766	—
Origination of loans held for sale	—	(1,674,123)	(4,646,773)
Proceeds from sales of loans originated for sale	35,258	2,053,484	4,554,785

Net cash provided by operating activities	540,355	1,326,710	755,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	—	175,375	2,499,205
Proceeds from repayment of securities available for sale	817,822	387,772	50,192
Proceeds from sales of securities held to maturity	—	547,925	1,297
Proceeds from sales of securities available for sale	278,539	453,878	322,038
Purchase of securities held to maturity	—	(13,030)	(213,208)
Purchase of securities available for sale	(3,288,204)	(1,163,043)	(279,402)
Redemption of Federal Home Loan Bank stock	120,220	90,909	601,941
Purchases of Federal Home Loan Bank stock	(160,991)	(103,794)	(528,904)
Proceeds from bank-owned life insurance	16,303	—	—
Proceeds from sales of loans	195,760	2,289,377	1,675,550
Other changes in loans, net	(1,990,068)	(1,575,846)	(2,826,365)
Purchase of premises and equipment, net	(9,847)	(27,783)	(84,179)

Net cash (used in) provided by investing activities	(4,020,466)	1,061,740	1,218,165

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,662,267	214,260	461,145
Net decrease in short-term borrowed funds	—	(460,000)	(3,256,300)
Proceeds from issuance of long-term borrowed funds	5,667,268	3,000,000	1,181,000
Repayments of long-term borrowed funds	(4,373,500)	(3,300,000)	—
Net proceeds from issuance of preferred stock	—	502,840	—
Cash dividends paid on common stock	(333,061)	(332,147)	(330,810)
Cash dividends paid on preferred stock	(32,828)	(24,621)	—
Treasury stock repurchased	(160,767)	—	—
Payments relating to treasury shares received for restricted stock award tax payments	(2,482)	(18,463)	(8,677)

Net cash provided by (used in) financing activities	2,426,897	(418,131)	(1,953,642)

Net (decrease) increase in cash and cash equivalents	(1,053,214)	1,970,319	20,176
Cash and cash equivalents at beginning of year	2,528,169	557,850	537,674

Cash and cash equivalents at end of year	$1,474,955	$2,528,169	$557,850

Supplemental information:
Cash paid for interest	$645,588	$447,476	$382,135
Cash paid for income taxes	44,123	217,682	180,238
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$5,631	$9,973	$20,099
Transfer of loans from held for investment to held for sale	195,649	1,910,121	1,659,743
Shares issued for restricted stock awards	8,879	11,028	8,985
Securities transferred from held to maturity to available for sale	—	3,040,305	—

See accompanying notes to the consolidated financial statements.

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

Organization

New York Community Bancorp, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) was organized under Delaware law on July 20, 1993 and is the holding company for New York Community Bank (hereinafter referred to as the “ Bank”). Effective with the close of business November 30, 2018, the Company’s other banking subsidiary New York Commercial Bank (“Commercial Bank”) was merged with and into Community Bank. Accordingly, all Commercial Bank’s 30 branches in Manhattan, Queens, Brooklyn, Westchester County, and Long Island (all in New York).

Founded on April 14, 1859 and formerly known as Queens County Savings Bank, the Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company issued its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($0.93 per share on a split-adjusted basis, reflecting the impact of nine stock splits between 1994 and 2004).

The Bank currently operates 252 branches, 19 of which operate directly under the Community Bank name. The remaining 233 Community Bank branches operate through eight divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $1.5 billion and $2.5 billion, respectively. Included in cash and cash equivalents at those dates were $1.3 billion and $2.1 billion, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the Federal Reserve Bank of New York. Also included in cash and cash equivalents at December 31, 2018 and 2017 were federal funds sold of $5.2 million and $3.1 million, respectively. There were no pledged reverse repurchase agreements outstanding at December 31, 2018. The Company had $250.0 million in pledged reverse repurchase agreements outstanding at December 31, 2017.

In accordance with the monetary policy of the FRB, the Company was required to maintain total reserves with the FRB-NY of $846.5 million and $763.4 million, respectively, at December 31, 2018 and 2017, in the form of deposits and vault cash. The Company was in compliance with this requirement at both dates.

Debt Securities and Equity Investments with Readily Determinable Fair Values

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity (together, “other”) securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost, less the non-credit portion of OTTI recorded in AOCL, net of tax.

Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income.

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

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Company is required to hold shares of FHLB-NY stock, which is carried at cost. The Company’s holding requirement varies based on certain factors, including its outstanding borrowings from the FHLB-NY.

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

On June 27, 2017, the Company entered into an agreement to sell its mortgage banking business, which was acquired as part of its 2009 FDIC-assisted acquisition of AmTrust and is reported under the Company’s Residential Mortgage Banking segment, to Freedom Mortgage Corporation (“Freedom”). On September 29, 2017, the sale was completed with proceeds received in the amount of $226.6 million, resulting in a gain of $7.4 million, which is included in “Non-Interest Income” in the accompanying Consolidated Statements of Operations and Comprehensive Income. Freedom acquired both the Company’s origination and servicing platforms, as well as its mortgage servicing loan portfolio of $20.5 billion and related MSRs asset of $208.8 million.

Accordingly, all of the loans held for sale that were outstanding at December 31, 2017, were originated by the Bank through its previous mortgage banking operation, and were sold to Freedom. Such loans were carried at fair value, which was primarily based on quoted market prices for securities backed by similar types of loans. The changes in fair value of these assets were largely driven by changes in mortgage interest rates subsequent to loan funding. In addition, loans originated as “held for investment” and subsequently designated as “held for sale” are transferred to held for sale at fair value.

Additionally, the Company received approval from the FDIC to sell assets covered under its LSA, early terminate the LSA, and entered into an agreement to sell the majority of its one-to-four family residential mortgage-related assets, including those covered under the LSA, to an affiliate of Cerberus Capital Management, L.P. (“Cerberus”). On July 28, 2017, the Company completed the sale, resulting in the receipt of proceeds of $1.9 billion from Cerberus and the FDIC and settled the related FDIC loss share receivable, resulting in a gain of $74.6 million which is included in “Non-Interest Income” in the accompanying Consolidated Statements of Operations and Comprehensive Income. As a result of this sale the Company had no covered loans at December 31, 2017 or 2018.

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

The methodology used for the allocation of the allowance for loan losses at December 31, 2018 and December 31, 2017 was generally comparable, whereby the Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Board of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for loan losses is established based on management’s evaluation of incurred losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and a general valuation allowance.

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

We primarily measure impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated cost to sell, or the present value of the expected cash flows is less than the recorded investment in the loan, any shortfall is promptly charged off.

We also follow a process to assign the general valuation allowance to loan categories. The general valuation allowance is established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowance. The factors assessed begin with the historical loan loss experience for each major loan category. We also take into account an estimated historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment.

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

The historical loss period we use to determine the allowance for loan losses on loans is a rolling 32-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

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

In order to determine their overall adequacy, the loan loss allowance is reviewed quarterly by management Board Committees and the Board of Directors of the Bank, as applicable.

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

The level of future additions to the respective loan loss allowance is based on many factors, including certain factors that are beyond management’s control, such as changes in economic and local market conditions, including declines in real estate values, and increases in vacancy rates and unemployment. Management uses the best available information to recognize losses on loans or to make additions to the loan loss allowance; however, the Bank may be required to take certain charge-offs and/or recognize further additions to the loan loss allowance, based on the judgment of regulatory agencies with regard to information provided during their examinations of the Bank.

An allowance for unfunded commitments is maintained separate from the allowance for loan losses and is included in Other liabilities in the Consolidated Statements of Condition.

See Note 6, Allowance for Loan Losses for a further discussion of our allowance for loan losses.

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

As of December 31, 2018, we had goodwill of $2.4 billion. During the year ended December 31, 2018, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2018 using step one of the quantitative test and found no indication of goodwill impairment at that date.

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

Depreciation and amortization are included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss), and amounted to $32.3 million, $32.8 million, and $32.8 million, respectively, in the years ended December 31, 2018, 2017, and 2016.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These BOLI policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2018 and 2017, the Company’s investment in BOLI was $977.6 million and $967.2 million, respectively. There were no additional purchases of BOLI during the years ended December 31, 2018 or 2017. The Company’s investment in BOLI generated income of $28.3 million, $27.1 million, and $31.0 million, respectively, during the years ended December 31, 2018, 2017, and 2016.

Repossessed Assets and OREO

Repossessed assets consist of any property or other assets acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the asset, and the assets are carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative” expense in the Consolidated Statements of Operations and Comprehensive Income. At December 31, 2018, the Company had $2.6 million of OREO and $8.2 million of taxi medallions. At December 31, 2017, the Company had $8.2 million of OREO and $8.2 million of taxi medallions.

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

Stock-Based Compensation

Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2018, the Company had 4,951,108 shares available for grant under the 2012 Stock Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 13, “Stock-Related Benefit Plans.”

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

Earnings per Common Share (Basic and Diluted)

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

The following table presents the Company’s computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2018	2017	2016
Net income available to common shareholders	$389,589	$441,580	$495,401
Less: Dividends paid on and earnings allocated to participating securities	(4,871)	(3,554)	(3,795)

Earnings applicable to common stock	$384,718	$438,026	$491,606

Weighted average common shares outstanding	487,287,872	487,073,951	485,150,173

Basic earnings per common share	$0.79	$0.90	$1.01

Earnings applicable to common stock	$384,718	$438,026	$491,606

Weighted average common shares outstanding	487,287,872	487,073,951	485,150,173
Potential dilutive common shares	—	—	—

Total shares for diluted earnings per common share computation	487,287,872	487,073,951	485,150,173

Diluted earnings per common share and common share equivalents	$0.79	$0.90	$1.01

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company adopted ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, effective January 1, 2018. ASU No. 2018-02 addresses a narrow-scope financial reporting issue that arose as a consequence of the enactment of the Tax Cuts and Jobs Act of 2017. ASU No. 2018-02 permits an election to reclassify from accumulated other comprehensive income (loss) to retained earnings the standard tax effects resulting from the difference between the historical federal corporate income tax rate of 35% and the newly enacted 21% federal corporate income tax rate. Effective January 1, 2018, the Company recorded a reclassification adjustment of $2.5 million decreasing AOCL and increasing retained earnings. The Company’s only components of AOCL are the fair value adjustment for securities available for sale and the tax effected related pension and post-retirement obligations.

The Company adopted ASU No. 2018-16, Derivatives and Hedging (Topic 815)—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, effective on its issuance date of October 25, 2018. The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are required to be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. As of December 31, 2018, the Company had no identified accounting hedges in place, and as such, adoption of ASU No. 2018-16 had no impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, effective January 1, 2018. ASU No. 2017-12 changes the recognition and presentation requirements as well as the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing and hedge documentation. As of December 31, 2018, the Company had no identified accounting hedges in place, and as such, adoption of ASU No. 2017-12 had no impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

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

The Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, on January 1, 2018, with retrospective application. ASU No. 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period cash and cash equivalent amounts shown on the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash and restricted cash equivalents are presented separately from cash and cash equivalents on the balance sheet, entities are required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Entities are also required to disclose information regarding the nature of the restrictions. The adoption of ASU No. 2016-18 did not have an impact on the Company’s financial position or results of operations, or cash flows.

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

The Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities by means of a cumulative-effect adjustment as of January 1, 2018. ASU No. 2016-01 provides targeted improvements to GAAP including, amongst other improvements, the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. FHLB stock, however, is not in the scope of ASU No. 2016-01 and will continue to be presented at historical cost. Upon adoption, an immaterial amount of unrealized losses related to the in-scope equity securities was reclassified from other comprehensive loss to retained earnings and equity investments were reclassified from securities available for sale to other assets with their related market value changes reflected in earnings for the twelve months ended December 31, 2018. In addition, the fair value disclosures for financial instruments in Note 14 are computed using an exit price notion as required by ASU No. 2016-01.

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

The Company will adopt ASU No. 2016-13 as of January 1, 2020 on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the adoption date. However, a prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU No. 2016-13. Amounts previously recognized in accumulated other comprehensive income (loss) as of the date of adoption that relate to improvements in cash flows expected to be collected will continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption will be recorded in earnings when received. Financial assets for which the guidance in Subtopic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality (“PCD assets”), has previously been applied, will prospectively apply the guidance in ASU No. 2016-13 for PCD assets. A prospective transition approach will be used for PCD assets where upon adoption, the amortized cost basis will be adjusted to reflect the addition of the allowance for credit losses. This transition relief will avoid the need for a reporting entity to reassess its purchased financial assets that exist as of the date of adoption to determine whether it would have met at acquisition the new criteria of more-than insignificant credit deterioration since origination. The transition relief also will allow an entity to accrete the remaining noncredit discount (based on the revised amortized cost basis) into interest income at the effective interest rate at the adoption date of ASU No. 2016-13. The same transition requirements are be applied to beneficial interests that previously applied Subtopic 310-30 or have a significant difference between contractual cash flows and expected cash flows.

The Company is evaluating ASU No. 2016-13 and has a working group with multiple members from applicable departments to evaluate the requirements of the new standard, plan for loss modeling requirements consistent with lifetime expected loss estimates, and assess the impact it will have on current processes. This evaluation includes a review of existing credit models to identify areas where existing credit models used to comply with other regulatory requirements may be leveraged and areas where new models may be required. The adoption of ASU No. 2016-13 could have a material effect on the Company’s Consolidated Statements of Condition and results of operations. The extent of the impact upon adoption will likely depend on the characteristics of the Company’s loan portfolio and economic conditions at that date, as well as forecasted conditions thereafter.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), and subsequently issued four amendments to the ASU: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements; and ASU 2018-20, Narrow-Scope Improvements. The Company will adopt the ASUs as of January 1, 2019 on a modified retrospective basis with a cumulative-effect adjustment through retained earnings as of the date of adoption. Topic 842 is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-of-use asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, ASU 2016-02 includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 includes a number of optional practical expedients that entities may elect to apply. The Company plans to adopt the practical expedients of: not reevaluating whether or not a contract contains a lease; retaining current lease classification; not reassessing initial direct costs for existing leases; and not reassessing existing land easements that were not previously accounted for as leases under current lease accounting rules. The Company will not utilize the practical expedient of hindsight in its lease assessments. The Company’s working group, comprised of associates from disciplines such as Vendor Risk Management, Real Estate, Technology, and Accounting, has completed its review for embedded leases in the Company’s contractual arrangements in an effort to identify the Company’s full lease population. To date, we have found only an immaterial amount of embedded leases in our non-lease contracts. We are presently evaluating all of our leases for compliance with the new lease accounting rules and as a lessor and lessee, we do not anticipate the classification of our leases to change. However, the Company’s assets and liabilities will increase by an immaterial amount based on the present value of remaining lease payments for leases in place at the adoption date.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. ASU No. 2018-15 is effective for fiscal years beginning after December 31, 2019. The Company plans to early adopt ASU 2018-15 as of January 1, 2019. The adoption of ASU 2018-15 is not expected to have a material effect on the Company’s Consolidated Statements of Conditions, results of operations, or cash flows.

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2018
Details about Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
Unrealized losses on available-for-sale securities	$(14)	Net (loss) gain on securities
	4	Income tax benefit

	$(10)	Net (loss) gain on securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$249	Included in the computation of net periodic credit(2)
Actuarial losses	(7,487)	Included in the computation of net periodic credit (2)

	(7,238)	Total before tax
	2,068	Income tax benefit

	$(5,170)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(5,180)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 12, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at December 31, 2018 and 2017:

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,705,336	$18,146	$15,961	$1,707,521
GSE CMOs	1,248,621	8,380	4,240	1,252,761

Total mortgage-related debt securities	$2,953,957	$26,526	$20,201	$2,960,282

Other Debt Securities:
GSE debentures	$1,334,549	$3,366	$8,988	$1,328,927
Asset-backed securities (1)	386,768	784	430	387,122
Municipal bonds	68,551	195	2,563	66,183
Corporate bonds	836,153	8,667	23,105	821,715
Capital trust notes	48,278	6,435	5,422	49,291

Total other debt securities	$2,674,299	$19,447	$40,508	$2,653,238

Total other securities available for sale (2)	$5,628,256	$45,973	$60,709	$5,613,520

Equity securities:
Preferred stock	15,292	—	1,446	13,846
Mutual funds and common stock (3)	16,870	366	531	16,705

Total equity securities	$32,162	$366	$1,977	$30,551

Total securities	$5,660,418	$46,339	$62,686	$5,644,071

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2018, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.
(3)	Primarily consists of mutual funds that are CRA-qualified investments.

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Mortgage-Related Securities:
GSE certificates	$2,023,677	$46,364	$1,199	$2,068,842
GSE CMOs	536,284	14,446	826	549,904

Total mortgage-related securities	$2,559,961	$60,810	$2,025	$2,618,746

Other Securities:
U. S. Treasury obligations	$199,960	$—	$62	$199,898
GSE debentures	473,879	2,044	2,665	473,258
Municipal bonds	70,381	540	801	70,120
Corporate bonds	79,702	11,073	—	90,775
Capital trust notes	48,230	6,498	8,632	46,096
Preferred stock	15,292	142	—	15,434
Mutual funds and common stock (1)	16,874	487	261	17,100

Total other securities	$904,318	$20,784	$12,421	$912,681

Total securities available for sale (2)	$3,464,279	$81,594	$14,446	$3,531,427

(1)	Primarily consists of mutual funds that are CRA-qualified investments.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2017, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.

At December 31, 2018 and 2017, respectively, the Company had $644.6 million and $603.8 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2018, 2017, and 2016:

	December 31,
(in thousands)	2018	2017	2016
Gross proceeds	$278,539	$453,878	$322,038
Gross realized gains	967	3,848	3,128
Gross realized losses	981	860	—

In addition, during the twelve months ended December 31, 2017, the Company sought to take advantage of favorable bond market conditions and sold held-to-maturity securities with an amortized cost of $521.0 million resulting in gross proceeds of $547.9 million including a gross realized gain of $26.9 million. Accordingly, the Company transferred the remaining $3.0 billion of held-to-maturity securities to available-for-sale with a net unrealized gain of $82.8 million classified in other comprehensive loss in the Consolidated Statements of Condition. Having the securities portfolio classified as available-for-sale improves the Company’s liquidity measures.

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

(in thousands)		For the Twelve Months Ended December 31, 2018
Beginning credit loss amount as of December 31, 2017		$196,333
Add:	Initial other-than-temporary credit losses	—
	Subsequent other-than-temporary credit losses	—
	Amount previously recognized in AOCL	—
Less:	Realized losses for securities sold	—
	Securities intended or required to be sold	—
	Increase in cash flows on debt securities	146

Ending credit loss amount as of December 31, 2018		$196,187

The following table summarizes, by contractual maturity, the amortized cost of securities at December 31, 2018:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$—	—%	$—	—%	$148	6.59%	$—	—%	$153
Due from one to five years	1,093,265	3.31	32,874	3.48	146	6.66	92,830	3.75	1,233,880
Due from five to ten years	328,455	3.41	1,148,695	3.41	10,981	3.78	743,323	4.34	2,213,968
Due after ten years	1,532,237	3.20	152,980	3.63	57,276	2.71	435,046	3.24	2,165,519

Total debt securities available for sale	$2,953,957	3.26%	$1,334,549	3.44%	$68,551	2.90%	$1,271,199	3.92%	$5,613,520

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2018:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Government agency and GSE obligations	$276,113	$2,629	$329,372	$6,359	$605,485	$8,988
GSE certificates	576,970	10,598	232,969	5,363	809,939	15,961
GSE CMOs	465,779	1,892	99,050	2,348	564,829	4,240
Asset-backed securities	69,166	430	—	—	69,166	430
Municipal bonds	5,876	21	48,837	2,542	54,713	2,563
Corporate bonds	642,843	23,105	—	—	642,843	23,105
Capital trust notes	—	—	38,360	5,422	38,360	5,422
Equity securities	17,836	1,464	11,293	513	29,129	1,977

Total temporarily impaired securities	$2,054,583	$40,139	$759,881	$22,547	$2,814,464	$62,686

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

At December 31, 2018, the Company had unrealized losses on certain available for sale GSE obligations, municipal bonds, corporate bonds, asset-backed securities, capital trust notes, and equity investments with readily determinable fair values. The unrealized losses on the Company’s GSE obligations, municipal bonds, corporate bonds, asset-backed securities and capital trust notes at December 31, 2018 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The unrealized losses on the Company’s equity investments with readily determinable fair values at December 31, 2018 were caused by market volatility. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2018 consisted of nine agency mortgage-related securities, nine US Government agency securities, seven agency collateralized mortgage obligations, five capital trusts notes, three municipal bonds, and one mutual fund. At December 31, 2017 securities designated as having a continuous loss position for twelve months or more consisted of six agency mortgage-related securities, five capital trust notes, two municipal bonds, and one mutual fund. At December 31, 2018, the fair value of securities having a continuous loss position for twelve months or more was 2.9% below the collective amortized cost of $782.4 million. At December 31, 2017, the fair value of such securities was 8.5% below the collective amortized cost of $118.2 million. At December 31, 2018 and 2017, the combined market value of the respective securities represented unrealized losses of $22.5 million and $10.1 million, respectively.

NOTE 5: LOANS

The following table sets forth the composition of the loan portfolio at the dates indicated:

	December 31, 2018		December 31, 2017
		Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
(dollars in thousands)	Amount
Loans Held for Investment:
Mortgage Loans:
Multi-family	$29,883,919	74.46%	$28,074,709	73.19%
Commercial real estate	6,998,834	17.44	7,322,226	19.09
One-to-four family	446,094	1.11	477,228	1.24
Acquisition, development, and construction	407,870	1.02	435,825	1.14

Total mortgage loans held for investment	$37,736,717	94.03	$36,309,988	94.66

Other Loans:
Commercial and industrial	1,705,308	4.25	1,377,964	3.59
Lease financing, net of unearned income of $53,891 and $65,041, respectively	683,112	1.70	662,610	1.73

Total commercial and industrial loans (1)	2,388,420	5.95	2,040,574	5.32
Other	8,724	0.02	8,460	0.02

Total other loans held for investment	2,397,144	5.97	2,049,034	5.34

Total loans held for investment	$40,133,861	100.00%	$38,359,022	100.00%

Net deferred loan origination costs	32,047		28,949
Allowance for losses	(159,820)		(158,046)

Loans held for investment, net	$40,006,088		$38,229,925

Loans held for sale	—		35,258

Total loans, net	$40,006,088		$38,265,183

(1)

Includes specialty finance loans and leases of $1.9 billion and $1.5 billion, respectively, at December 31, 2018 and 2017. Other C&I loans of $469.9 million and $500.8 million, respectively, at December 31, 2018 and 2017.

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

Included in loans held for investment at December 31, 2018 were loans of $35.3 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Loans Held for Sale

At December 31, 2018 the Company had no loans held for sale as compared to $35.3 million at December 31, 2017. At December 31, 2017, all loans held for sale were one-to-four family loans.

Asset Quality

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2018:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$—	$4,220	$—	$4,220	$29,879,699	$29,883,919
Commercial real estate	—	3,021	—	3,021	6,995,813	6,998,834
One-to-four family	9	1,651	—	1,660	444,434	446,094
Acquisition, development, and construction	—	—	—	—	407,870	407,870
Commercial and industrial(1) (2)	530	36,608	—	37,138	2,351,282	2,388,420
Other	25	6	—	31	8,693	8,724

Total	$564	$45,506	$—	$46,070	$40,087,791	$40,133,861

(1)	Includes $530,000 and $35.5 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2017:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,258	$11,078	$—	$12,336	$28,062,373	$28,074,709
Commercial real estate	13,227	6,659	—	19,886	7,302,340	7,322,226
One-to-four family	585	1,966	—	2,551	474,677	477,228
Acquisition, development, and construction	—	6,200	—	6,200	429,625	435,825
Commercial and industrial(1) (2)	2,711	47,768	—	50,479	1,990,095	2,040,574
Other	8	11	—	19	8,441	8,460

Total	$17,789	$73,682	$—	$91,471	$38,267,551	$38,359,022

(1)	Includes $2.7 million and $46.7 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2018:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,548,242	$6,880,105	$444,443	$319,001	$37,191,791	$2,306,563	$8,469	$2,315,032
Special mention	312,025	90,653	—	73,964	476,642	19,751	—	19,751
Substandard	23,652	28,076	1,651	14,905	68,284	62,106	255	62,361
Doubtful	—	—	—	—	—	—	—	—

Total	$29,883,919	$6,998,834	$446,094	$407,870	$37,736,717	$2,388,420	$8,724	$2,397,144

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2017:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$27,874,330	$7,255,100	$471,571	$344,040	$35,945,041	$1,925,527	$8,449	$1,933,976
Special mention	125,752	47,123	3,691	76,033	252,599	20,883	—	20,883
Substandard	74,627	20,003	1,966	15,752	112,348	94,164	11	94,175
Doubtful	—	—	—	—	—	—	—	—

Total	$28,074,709	$7,322,226	$477,228	$435,825	$36,309,988	$2,040,574	$8,460	$2,049,034

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2018	2017	2016
Interest income that would have been recorded	$4,145	$4,974	$3,128
Interest income actually recorded	(3,480)	(2,904)	(1,708)

Interest income foregone	$665	$2,070	$1,420

Troubled Debt Restructurings

The Company is required to account for certain loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. A loan modified as a TDR generally is placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which requires, among other things, that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2018, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $34.8 million; loans on which forbearance agreements were reached amounted to $37,000.

The following table presents information regarding the Company’s TDRs as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$—	$4,220	$4,220	$824	$8,061	$8,885
Commercial real estate	—	—	—	—	368	368
One-to-four family	—	1,022	1,022	—	1,066	1,066
Acquisition, development, and construction	8,297	—	8,297	8,652	—	8,652
Commercial and industrial	865	20,477	21,342	177	26,408	26,585

Total	$9,162	$25,719	$34,881	$9,653	$35,903	$45,556

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2018, 2017 and 2016 are summarized as follows:

	For the Twelve Months Ended December 31, 2018
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$—	$—
Commercial and industrial	21	7,763	5,455	3.25	3.13	2,308	—

Total	22	$8,663	$6,355			$2,308	$—

	For the Twelve Months Ended December 31, 2017
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	$810	$986	5.93%	2.21%	$—	$12
Acquisition, development, and construction	2	8,652	8,652	5.50	5.50	—	—
Commercial and industrial	65	52,179	26,409	3.36	3.29	14,273	—

Total	71	$61,641	$36,047			$14,273	$12

	For the Twelve Months Ended December 31, 2016
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Multi-family	1	$9,340	$8,129	4.63%	4.00%	$—	$—
One-to-four family	5	900	1,036	4.26	2.65	—	11
Commercial and industrial	7	4,697	3,935	3.22	3.19	170	—

Total	13	$14,937	$13,100			$170	$11

At December 31, 2018, one C&I loan, in the amount of $194,000 that had been modified as a TDR during the twelve months ended at that date and was in payment default.

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

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following tables provide additional information regarding the Company’s allowance for losses on non-covered loans and covered loans, based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2018:
Loans collectively evaluated for impairment	$130,983	$28,837	$159,820

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2017:
Loans collectively evaluated for impairment	$128,275	$29,771	$158,046

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2018:
Loans individually evaluated for impairment	$15,794	$36,375	$52,169
Loans collectively evaluated for impairment	37,720,923	2,360,769	40,081,692

Total	$37,736,717	$2,397,144	$40,133,861

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2017:
Loans individually evaluated for impairment	$31,747	$48,810	$80,557
Loans collectively evaluated for impairment	36,278,241	2,000,224	38,278,465

Total	$36,309,988	$2,049,034	$38,359,022

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Twelve Months Ended December 31,
	2018			2017
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$128,275	$29,771	$158,046	$125,416	$32,874	$158,290
Charge-offs	(5,445)	(12,897)	(18,342)	(375)	(62,975)	(63,350)
Recoveries	264	1,596	1,860	605	1,558	2,163
Provision for non-covered loan losses	7,889	10,367	18,256	2,629	58,314	60,943

Balance, end of period	$130,983	$28,837	$159,820	$128,275	$29,771	$158,046

The following table presents additional information about the Company’s impaired loans at December 31, 2018:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	42,984	3,057

Total impaired loans with no related allowance	$52,169	$126,513	$—	$63,146	$4,013

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	20	—

Total impaired loans with an allowance recorded	$—	$—	$—	$20	$—

Total impaired loans:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	43,004	3,057

Total impaired loans	$52,169	$126,513	$—	$63,166	$4,013

The following table presents additional information about the Company’s impaired loans at December 31, 2017:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$8,892	$11,470	$—	$9,554	$495
Commercial real estate	5,137	10,252	—	3,522	92
One-to-four family	1,966	2,072	—	2,489	50
Acquisition, development, and construction	15,752	25,952	—	10,976	575
Other	48,810	104,901	—	43,074	2,200

Total impaired loans with no related allowance	$80,557	$154,647	$—	$69,615	$3,412

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	314	—

Total impaired loans with an allowance recorded	$—	$—	$—	$314	$—

Total impaired loans:
Multi-family	$8,892	$11,470	$—	$9,554	$495
Commercial real estate	5,137	10,252	—	3,522	92
One-to-four family	1,966	2,072	—	2,489	50
Acquisition, development, and construction	15,752	25,952	—	10,976	575
Other	48,810	104,901	—	43,388	2,200

Total impaired loans	$80,557	$154,647	$—	$69,929	$3,412

NOTE 7: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2018 and 2017:

	December 31,
	2018			2017
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$11,530,049	37.48%	1.74%	$12,936,301	44.45%	0.23%
Savings accounts	4,643,260	15.09	0.68	5,210,001	17.90	0.52
Certificates of deposit	12,194,322	39.64	2.15	8,643,646	29.70	1.31
Non-interest-bearing accounts	2,396,799	7.79	—	2,312,215	7.95	—

Total deposits	$30,764,430	100.00%	1.61%	$29,102,163	100.00%	0.58%

At December 31, 2018 and 2017, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $2.8 million and $3.1 million, respectively.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2018 were as follows:

(in thousands)
1 year or less	$10,327,860
More than 1 year through 2 years	1,615,405
More than 2 years through 3 years	41,498
More than 3 years through 4 years	16,435
More than 4 years through 5 years	6,448
Over 5 years	186,676

Total CDs	$12,194,322

The following table presents a summary of CDs in amounts of $100,000 or more by remaining term to maturity, at December 31, 2018:

	CDs of $100,000 or More Maturing Within
(in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$1,664,185	$1,776,418	$2,324,535	$1,232,625	$6,997,763

Included in total deposits at both December 31, 2018 and 2017 were brokered deposits of $4.0 billion with weighted average interest rates of 2.50% and 1.37% at the respective year-ends. Brokered money market accounts represented $1.9 billion and $2.6 billion, respectively, of the December 31, 2018 and 2017 totals, and brokered interest-bearing checking accounts represented $786.1 million and $793.7 million, respectively. Brokered CDs represented $1.3 billion and $567.8 million of brokered deposits at December 31, 2018 and 2017, respectively.

NOTE 8: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Wholesale borrowings:
FHLB advances	$13,053,661	$12,104,500
Repurchase agreements	500,000	450,000
Federal funds purchased	—	—

Total wholesale borrowings	$13,553,661	$12,554,500
Junior subordinated debentures	359,508	359,179
Subordinated notes	294,697	—

Total borrowed funds	$14,207,866	$12,913,679

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $23.5 million and $19.3 million, respectively, at December 31, 2018 and 2017.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2018 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2019	$4,431,000	1.74	$4,431,000	1.74
2020	3,425,000	2.13	5,175,000	2.20
2021	822,661	2.40	3,422,661	2.45
2022	25,000	2.75	25,000	2.75
2028	4,350,000	2.40	—	—

Total FHLB advances	$13,053,661	2.11%	$13,053,661	2.11%

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

The Company had no short-term FHLB advances at December 31, 2018 or 2017. During the twelve months ended at December 31, 2017 and 2016, the average balances of short-term FHLB advances were $3.3 million and $929.4 million, with weighted average interest rates of 0.82% and 0.60%, respectively. In 2017 and 2016, the interest expense generated by average short-term FHLB advances was $27,000 and $5.5 million, respectively.

At December 31, 2018 and 2017, respectively, the Bank had unused lines of available credit with the FHLB-NY of up to $7.5 billion and $7.1 billion. There were no overnight FHLB-NY advances at December 31, 2018 or 2017. During the twelve months ended December 31, 2018, the average balance of overnight advances amounted to $5.2 million, with a weighted average interest rate of 2.3%, generating interest expense of $121,000. During the twelve months ended December 31, 2017 and 2016, the average balances of overnight advances amounted to $7.7 million and $426.5 million, with a weighted average interest rates of 0.98% and 0.59%, respectively. In 2017 and 2016, the interest expense generated by average overnight advances was $75,000 and $2.5 million.

Total FHLB advances generated interest expense of $248.0 million, $186.0 million, and $172.0 million, in the years ended December 31, 2018, 2017, and 2016, respectively.

Repurchase Agreements

The following table presents an analysis of the contractual maturities and next call dates of the Company’s outstanding repurchase agreements accounted for as secured borrowings at December 31, 2018.

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2019	$200,000	1.69%	$200,000	1.69%
2021	—	—	300,000	2.37
2028	300,000	2.37	—	—

	$500,000	2.10%	$500,000	2.10%

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value (including accrued interest) of the securities collateralizing the repurchase agreements, at December 31, 2018:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Period of Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
30 to 90 days	$200,000	1.69%	$215,244	$213,135	$—	$—
Greater than 90 days	300,000	2.37	—	—	321,163	317,683

Total	$500,000	2.10%	$215,244	$213,135	$321,163	$317,683

The Company had no short-term repurchase agreements outstanding at December 31, 2018 or 2017.

At December 31, 2018 and 2017, the accrued interest on repurchase agreements amounted to $287,000 and $760,000, respectively. The interest expense on repurchase agreements was $6.8 million, $16.4 million, and $23.3 million, in the years ended December 31, 2018, 2017, and 2016, respectively.

Federal Funds Purchased

There were no federal funds purchased outstanding at December 31, 2018 or 2017.

In 2018 and 2017, respectively, the average balances of federal funds purchased were to $620,000 and $47.9 million, with weighted average interest rates of 2.2% and 0.87%. In 2016, the average balance of federal funds purchased amounted to $525.4 million with a weighted average interest rate of 0.51%. The interest expense produced by federal funds purchased was $14,000, $418,000 and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Subordinated Notes

On November 6, 2018, the Company issued $300.0 million aggregate principal amount of our 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028 (the “Notes”). The Notes will mature on November 6, 2028. From and including the date of original issuance to, but excluding November 6, 2023, the Notes will bear interest at an initial rate of 5.90% per annum, payable semi-annually in arrears on May 6 and November 6 of each year, commencing on May 6, 2019. Unless redeemed, from and including November 6, 2023 to but excluding the Maturity Date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 278 basis points, payable quarterly in arrears on February 6, May 6, August 6 and November 6 of each year, commencing on February 6, 2024.

Issuance costs incurred were $5.4 million and are being amortized as part of interest expense over 10 years. The interest expense on subordinated notes amounted to $2.8 million at the year ended December 31, 2018.

Junior Subordinated Debentures

At December 31, 2018 and 2017, the Company had $359.5 million and $359.2 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at December 31, 2018:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,582	$139,231	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	4.388	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	6.038	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	4.453	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$359,508	$346,731

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statements of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2018, this discount totaled $66.1 million.

The other three trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2018, all dividends were current.

Interest expense on junior subordinated debentures was $21.7 million, $19.6 million, and $18.5 million, respectively, for the years ended December 31, 2018, 2017, and 2016.

NOTE 9: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Deferred Tax Assets:
Allowance for loan losses	$45,611	$46,239
Compensation and related benefit obligations	19,693	13,010
Acquisition accounting and fair value adjustments on securities (including OTTI)	6,728	—
Non-accrual interest	431	818
Restructuring and retirement of borrowed funds	—	1,105
Net operating loss carryforwards	—	2,967
Other	11,349	15,953

Gross deferred tax assets	83,812	80,092
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$83,812	$80,092

Deferred Tax Liabilities:
Amortizable intangibles	$(2,263)	$(1,704)
Acquisition accounting and fair value adjustments on securities (including OTTI)	—	(17,090)
Undistributed earnings of subsidiaries	—	(19,003)
Mortgage servicing rights	(223)	(1,794)
Premises and equipment	(11,242)	(12,907)
Prepaid pension cost	(19,135)	(24,324)
Leases	(115,259)	(78,682)
Other	(14,800)	(9,385)

Gross deferred tax liabilities	$(162,922)	$(164,889)

Net deferred tax liability	$(79,110)	$(84,797)

The deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. The net deferred tax liability is included in “Other liabilities” in the Consolidated Statements of Condition at December 31, 2018 and 2017.

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

The following table summarizes the Company’s income tax expense for the years ended December 31, 2018, 2017, and 2016:

	December 31,
(in thousands)	2018	2017	2016
Federal – current	89,187	$153,587	$216,182
State and local – current	22,868	26,983	20,799

Total current	112,055	180,570	236,981

Federal – deferred	13,058	3,498	18,203
State and local – deferred	10,139	17,946	26,543

Total deferred	23,197	21,444	44,746

Income tax expense reported in net income	135,252	202,014	281,727
Income tax expense reported in stockholders’ equity related to:
Employee stock plans	—	—	—
Securities available-for-sale	(32,162)	28,495	(2,687)
Pension liability adjustments	4,897	2,234	2,924
Non-credit portion of OTTI losses	821	13	49

Total income taxes	$108,808	$232,756	$282,013

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2018, 2017, and 2016:

	December 31,
(in thousands)	2018	2017	2016
Statutory federal income tax at 21%, 35% and 35%, respectively	$117,111	$233,875	$271,995
State and local income taxes, net of federal income tax effect	24,451	29,204	30,772
Effect of tax law changes	1,625	(41,943)	—
Non-deductible FDIC deposit insurance premiums	8,852	—	—
Effect of tax deductibility of ESOP	(3,116)	(5,083)	(6,452)
Non-taxable income and expense of BOLI	(5,957)	(9,529)	(10,808)
Federal tax credits	(531)	(1,386)	(1,607)
Adjustments relating to prior tax years	(7,246)	144	(668)
Merger-related expenses	—	—	(850)
Other, net	63	(3,268)	(655)

Total income tax expense	$135,252	$202,014	$281,727

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act of 2017, the Company recorded a tax benefit of $42 million for the period ended December 31, 2017 due to the net impact of remeasurement of tax attributes affected by the enactment of the Tax Reform Act. Due to changes to the New Jersey tax laws enacted in 2018, a tax expense of $2.1 million for the year-ended December 31, 2018 was recorded.

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the Consolidated Statements of Condition, were $62.3 million and $46.2 million, respectively, at December 31, 2018 and 2017, and included commitments of $37.2 million and $23.9 million that are expected to be funded over the next three years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2018, 2017, and 2016 were $5.2 million, $4.5 million, and $4.0 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $4.7 million, $3.1 million, and $3.0 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2018, 2017, and 2016.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2018, the Company had $33.4 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2018 that would have affected the effective tax rate, if recognized, was $26.4 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Operations and Comprehensive Income. During the years ended December 31, 2018, 2017, and 2016, the Company recognized income tax expense attributed to interest and penalties of $1.7 million, $1.8 million, and $1.2 million, respectively. Accrued interest and penalties on tax liabilities were $11.3 million and $8.9 million, respectively, at December 31, 2018 and 2017.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2018, 2017, and 2016:

	December 31,
(in thousands)	2018	2017	2016
Uncertain tax positions at beginning of year	$33,681	$33,487	$30,456
Additions for tax positions relating to current-year operations	—	4,332	1,304
Additions for tax positions relating to prior tax years	1,660	1,398	1,997
Subtractions for tax positions relating to prior tax years	(1,984)	(5,101)	(270)
Reductions in balance due to settlements	—	(435)	—

Uncertain tax positions at end of year	$33,357	$33,681	$33,487

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings for tax years 2015 through the present;

•	New York State tax filings for tax years 2010 through the present;

•	New York City tax filings for tax years 2011 through the present; and

•	New Jersey tax filings for tax years 2014 through the present.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:

•	New York State for the tax years 2010 through 2014; and

•	New York City for the tax years 2011 and 2012.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $20 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2018, the Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related federal deferred tax liability of $12.9 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2018, the Company had pledged available for sale mortgage-related securities and other securities with carrying values of $840.7 million and $388.0 million, respectively. At December 31, 2017, the Company had pledged mortgage-related securities and other securities held to maturity with carrying values of $917.2 million and $346.0 million, respectively. In addition, the Company had $31.4 billion and $30.1 billion of loans pledged to the FHLB-NY to serve as collateral for its wholesale borrowings at the respective year-ends.

Loan Commitments and Letters of Credit

At December 31, 2018 and 2017, the Company had commitments to originate loans, including unused lines of credit, of $2.0 billion and $1.9 billion, respectively. The majority of the outstanding loan commitments at those dates were expected to close within 90 days. In addition, the Company had commitments to originate letters of credit totaling $508.1 million and $339.4 million at December 31, 2018 and 2017.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit at December 31, 2018:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$365,788
One-to-four family	1,478
Acquisition, development, and construction	241,468

Total mortgage loan commitments	$608,734
Other loan commitments	1,426,210

Total loan commitments	2,034,944
Commercial, performance stand-by, and financial stand-by letters of credit	508,121

Total commitments	$2,543,065

Lease Commitments

At December 31, 2018, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The Company currently expects to renew such agreements upon their expiration in the normal course of business. The agreements contain periodic escalation clauses that provide for increases in the annual rents, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices. The remaining projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2019	$30,322
2020	23,399
2021	19,736
2022	16,552
2023 and thereafter	55,525

Total minimum future rentals	$145,534

The rental expense under these leases, which is included in “Occupancy and equipment expense” in the Consolidated Statements of Operations and Comprehensive Income, amounted to $33.6 million, $33.2 million, and $32.6 million, respectively, in the years ended December 31, 2018, 2017, and 2016. Rental income on Company-owned properties, netted in occupancy and equipment expense, was approximately $9.9 million, $9.5 million, and $7.1 million in the corresponding periods. There was no minimum future rental income under non-cancelable sub-lease agreements at December 31, 2018.

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2018:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$169,242	$55,563	$224,805	$444,066
Performance stand-by letters of credit	3,614	—	3,614	3,665
Commercial letters of credit	3,272	490	3,762	60,390

Total letters of credit	$176,128	$56,053	$232,181	$508,121

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

At December 31, 2018, the Company had no commitments to purchase securities.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 11: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There were no changes in the carrying amount of goodwill during the years ended December 31, 2018 or 2017. Goodwill totaled $2.4 billion at each of these dates.

NOTE 12: EMPLOYEE BENEFITS

Retirement Plan

The New York Community Bancorp, Inc. Retirement Plan (the “Retirement Plan”) covers substantially all employees who had attained minimum age, service, and employment status requirements prior to the date when the individual plans were frozen by the banks of origin. Once frozen, the individual plans ceased to accrue additional benefits, service, and compensation factors, and became closed to employees who would otherwise have met eligibility requirements after the “freeze” date.

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in thousands)	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of year	$151,411	$146,429
Interest cost	5,085	5,616
Actuarial (gain) loss	(4,676)	8,267
Annuity payments	(6,453)	(6,485)
Settlements	(2,132)	(2,416)

Benefit obligation at end of year	$143,235	$151,411

Change in Plan Assets:
Fair value of assets at beginning of year	$234,136	$220,740
Actual (loss) return on plan assets	(15,305)	22,297
Contributions	—	—
Annuity payments	(6,453)	(6,485)
Settlements	(2,132)	(2,416)

Fair value of assets at end of year	$210,246	$234,136

Funded status (included in “Other assets”)	$67,011	$82,725

Changes recognized in other comprehensive income (loss) for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(7,179)	(8,209)
Net actuarial loss arising during the year	26,768	2,260

Total recognized in other comprehensive income (loss) for the year (pre-tax)	$19,589	$(5,949)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	93,180	73,591

Total accumulated other comprehensive loss (pre-tax)	$93,180	$73,591

In 2019, an estimated $10.0 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2018 was $7.2 million. No prior service cost will be amortized in 2019 and none was amortized in 2018. The discount rates used to determine the benefit obligation at December 31, 2018 and 2017 were 4.1% and 3.4%, respectively.

The discount rate reflects rates at which the benefit obligation could be effectively settled. To determine this rate, the Company considers rates of return on high-quality fixed-income investments that are currently available and are expected to be available during the period until the pension benefits are paid. The expected future payments are discounted based on a portfolio of high-quality rated bonds (above-median AA curve) for which the Company relies on the Financial Times Stock Exchange (“FTSE”) (formerly Citigroup) Pension Liability Index that is published as of the measurement date.

The components of net periodic pension credit were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Components of net periodic pension credit:
Interest cost	$5,085	$5,616	$5,881
Expected return on plan assets	(16,139)	(16,290)	(15,627)
Amortization of net actuarial loss	7,179	8,209	9,050

Net periodic pension credit	$(3,875)	$(2,465)	$(696)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.4%	3.9%	4.1%
Expected rate of return on plan assets	7.0	7.5	7.5

As of December 31, 2018 Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”) (formerly known as “RSI Retirement Trust”), a private placement investment fund.

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

In addition, the Retirement Plan holds Company shares, the value of which is approximately equal to 10% of the assets that are held by the Trust.

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

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2018:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$18,431	$—	$18,431	$—
Large-cap growth (2)	18,846	—	18,846	—
Large-cap core (3)	13,365	—	13,365	—
Mid-cap value (4)	3,950	—	3,950	—
Mid-cap growth (5)	4,034	—	4,034	—
Mid-cap core (6)	4,072	—	4,072	—
Small-cap value (7)	3,143	—	3,143	—
Small-cap growth (8)	5,492	—	5,492	—
Small-cap core (9)	3,070	—	3,070	—
International equity (10)	22,946	—	22,946	—
Fixed Income Funds:
Fixed Income – U.S. Core (11)	65,274	—	65,274	—
Intermediate duration (12)	21,649	—	21,649	—
Equity Securities:
Company common stock	21,968	21,968	—	—
Cash Equivalents:
Money market *	4,006	1,053	2,953	—

	$210,246	$23,021	$187,225	$—

*	Includes cash equivalent investments in equity and fixed income strategies.
(1)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(2)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(5)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(6)	This category seeks to track the performance of the S&P Midcap 400 Index.
(7)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(8)	This category consists of a mutual fund invested in small cap growth companies along with a fund invested in a selection of investments based on the Russell 2000 Growth Index.
(9)

This category consists of a mutual fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest US company.

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

Current Asset Allocation

The asset allocations for the Retirement Plan as of December 31, 2018 and 2017 were as follows:

	At December 31,
	2018	2017
Equity securities	57%	59%
Debt securities	41	39
Cash equivalents	2	2

Total	100%	100%

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

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2019.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in thousands)
2019	$7,668
2020	7,865
2021	7,906
2022	8,032
2023	8,246
2024 and thereafter	43,509

Total	$83,226

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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$16,349	$16,294
Interest cost	513	577
Actuarial (gain) loss	(2,248)	517
Premiums and claims paid	(1,031)	(1,039)

Benefit obligation at end of year	$13,583	$16,349

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	1,031	1,039
Premiums and claims paid	(1,031)	(1,039)

Fair value of assets at end of year	$—	$—

Funded status (included in “Other liabilities”)	$(13,583)	$(16,349)

Changes recognized in other comprehensive (loss) income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(309)	(274)
Net actuarial (gain) loss arising during the year	(2,248)	517

Total recognized in other comprehensive loss for the year (pre-tax)	$(2,308)	$492

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(785)	$(1,034)
Actuarial loss, net	2,823	5,380

Total accumulated other comprehensive loss (pre-tax)	$2,038	$4,346

The discount rates used in the preceding table were 3.9% and 3.3%, respectively, at December 31, 2018 and 2017.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2019 are $124,000 and $249,000, respectively.

The following table presents the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$5
Interest cost	513	577	639
Amortization of past-service liability	(249)	(249)	(249)
Amortization of net actuarial loss	309	274	326

Net periodic benefit cost	$573	$602	$721

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.3%	3.7%	3.8%
Current medical trend rate	6.5	6.5	6.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2024	2023	2022

Had the assumed medical trend rate at December 31, 2018 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $663,000, and the aggregate of the benefits earned and the interest components of 2018 net post-retirement benefit cost would each have increased by $24,000. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2018 would have declined by $558,000, and the aggregate of the benefits earned and the interest components of 2018 net post-retirement benefit cost would each have declined by $20,000.

Expected Contributions

The Company expects to contribute $1.2 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2019.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2019	$1,160
2020	1,130
2021	1,099
2022	1,061
2023	1,025
2024 and thereafter	4,552

Total	$10,027

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

In 2018, 2017, and 2016, the Company allocated 529,531, 695,675, and 617,031 shares, respectively, to participants in the ESOP. For the years ended December 31, 2018, 2017, and 2016, the Company recorded ESOP-related compensation expense of $5.0 million, $9.2 million, and $9.8 million, respectively.

Supplemental Executive Retirement Plan

In 1993, the Bank established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,929,189 and 1,819,985 shares, respectively, at December 31, 2018 and 2017, including shares purchased through dividend reinvestment. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition.

Stock Based Compensation

At December 31, 2018, the Company had a total of 4,951,108 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan ( “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,543,023 shares of restricted stock, with an average fair value of $13.50 per share on the date of grant, during the twelve months ended December 31, 2018.

During 2017 and 2016, the Company granted 2,956,249 shares and 2,805,652 shares, respectively, of restricted stock, which had average fair values of $15.16 and $15.21 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2018, 2017, and 2016 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $36.3 million, $36.0 million, and $32.7 million, respectively, for the years ended December 31, 2018, 2017, and 2016.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2018:

	For the Year Ended December 31, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	5,574,167	15.38
Granted	2,543,023	13.50
Vested	(865,022)	15.15
Cancelled	(347,780)	14.87

Unvested at end of year	6,904,388	14.74

As of December 31, 2018, unrecognized compensation cost relating to unvested restricted stock totaled $72.1 million. This amount will be recognized over a remaining weighted average period of 2.9 years.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2018 and 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,707,521	$—	$—	$1,707,521
GSE CMOs	—	1,252,761	—	—	1,252,761

Total mortgage-related debt securities	$—	$2,960,282	$—	$—	$2,960,282

Other Debt Securities Available for Sale:
GSE debentures	$—	$1,328,927	$—	$—	$1,328,927
Asset-backed securities	—	387,122	—	—	387,122
Municipal bonds	—	66,183	—	—	66,183
Corporate bonds	—	821,715	—	—	821,715
Capital trust notes	—	49,291	—	—	49,291

Total other debt securities	$—	$2,653,238	$—	$—	$2,653,238

Total debt securities available for sale	$—	$5,613,520	$—	$—	$5,613,520

Equity securities:
Preferred stock	$13,846	$—	$—	$—	$13,846
Mutual funds and common stock	—	16,705	—	—	16,705

Total equity securities	$13,846	$16,705	$—	$—	$30,551

Total securities	$13,846	$5,630,225	$—	$—	$5,644,071

	Fair Value Measurements at December 31, 2017
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Securities Available for Sale:
GSE certificates	$—	$2,068,842	$—	$—	$2,068,842
GSE CMOs		549,904			549,904

Total mortgage-related securities	$—	$2,618,746	$—	$—	$2,618,746

Other Securities Available for Sale:
U. S. Treasury Obligations	$199,898	$—	$—	$—	$199,898
GSE debentures	—	473,258	—	—	473,258
Municipal bonds	—	70,120	—	—	70,120
Corporate bonds	—	90,775	—	—	90,775
Capital trust notes	—	46,096	—	—	46,096
Preferred stock	15,434	—	—	—	15,434
Mutual funds and common stock	—	17,100	—	—	17,100

Total other securities	$215,332	$697,349	$—	$—	$912,681

Total securities available for sale	$215,332	$3,316,095	$—	$—	$3,531,427

Other Assets:
Loans held for sale	$—	$35,258	$—	$—	$35,258
Mortgage servicing rights	—	—	2,729	—	2,729

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

The following table reflects the difference between the fair value carrying amount of loans held for sale, for which the Company has elected the fair value option, and the unpaid principal balance:

	December 31, 2018			December 31, 2017
(in thousands)	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal	Fair Value Carrying Amount	Aggregate Unpaid Principal	Fair Value Carrying Amount Less Aggregate Unpaid Principal
Loans held for sale	$—	$—	$—	$35,258	$34,563	$695

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Twelve Months Ended December 31,
(in thousands)	2018	2017	2016
Loans held for sale	$—	$899	$(5,616)
Mortgage servicing rights	(224)	(20,076)	(27,453)

Total loss	$(224)	$(19,177)	$(33,069)

(1)	Included in “Non-interest income.”

Changes in Level 3 Fair Value Measurements

The following tables present, for the twelve months ended December 31, 2018 and 2017, a roll-forward of the balance sheet amounts (including changes in fair value) for financial instruments classified in Level 3 of the valuation hierarchy:

(in thousands)	Fair Value January 1, 2018	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at December 31, 2018	Change in Unrealized Gains/(Losses) Related to Instruments Held at December 31, 2018
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$2,729	$(224)	$—	$—	$(2,505)	$—	$—	$—

(in thousands)	Fair Value January 1, 2017	Total Realized/Unrealized Gains/(Losses) Recorded in		Issuances	Settlements	Transfers to/(from) Level 3	Fair Value at December 31, 2017	Change in Unrealized Gains/ (Losses) Related to Instruments Held at December 31, 2017
		Income/ (Loss)	Comprehensive (Loss) Income
Mortgage servicing rights	$228,099	$(20,076)	$—	$18,054	$(223,348)	$—	$2,729	$(222)
Interest rate lock commitments	982	(982)	—	—	—	—	—	—

The Company’s policy is to recognize transfers in and out of Levels 1, 2, and 3 as of the end of the reporting period. There were no transfers in or out of Levels 1, 2, or 3 during the twelve months ended December 31, 2018 or 2017.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of December 31, 2018 and 2017, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$38,213	$38,213
Other assets (2)	—	—	1,265	1,265

Total	$—	$—	$39,478	$39,478

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2017 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$45,837	$45,837
Other assets (2)	—	—	4,357	4,357

Total	$—	$—	$50,194	$50,194

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2018 and 2017:

	December 31, 2018
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,474,955	$1,474,955	$1,474,955		$—		$—
FHLB stock (1)	644,590	644,590	—		644,590		—
Loans, net	40,006,088	39,461,985	—		—		39,461,985
Financial Liabilities:
Deposits	$30,764,430	30,748,729	$18,570,108	(2)	$12,178,621	(3)	$—
Borrowed funds	14,207,866	$14,136,526	—		14,136,526		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2017
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,528,169	$2,528,169	$2,528,169		$—		$—
FHLB stock (1)	603,819	603,819	—		603,819		—
Loans, net	38,265,183	38,254,538	—		—		38,254,538
Financial Liabilities:
Deposits	$29,102,163	$29,044,852	$20,458,517	(2)	$8,586,335	(3)	$—
Borrowed funds	12,913,679	12,780,653	—		12,780,653		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2018 and 2017.

NOTE 15: DIVIDEND RESTRICTIONS

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to the Company’s shareholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary bank would require the approval of the Superintendent of the NYSDFS if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2018, dividends of $380.0 million were paid by the Bank to the Parent Company; at December 31, 2018, the Bank could have paid additional dividends of $463.4 million to the Parent Company without regulatory approval.

NOTE 16: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2018	2017
ASSETS:
Cash and cash equivalents	$228,618	$90,536
Investments in subsidiaries	7,064,341	7,050,139
Receivables from subsidiaries	6,455	4,750
Other assets	23,724	23,980

Total assets	$7,323,138	$7,169,405

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$359,508	$359,179
Subordinated notes	294,697	—
Other liabilities	13,698	14,850

Total liabilities	667,903	374,029

Stockholders’ equity	6,655,235	6,795,376

Total liabilities and stockholders’ equity	$7,323,138	$7,169,405

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2018	2017	2016
Interest income	$500	$943	$527
Dividends received from subsidiaries	380,000	336,000	330,000
Other income	793	1,700	679

Gross income	381,293	338,643	331,206
Operating expenses	59,372	54,333	49,157

Income before income tax benefit and equity in underdistributed earnings of subsidiaries	321,921	284,310	282,049
Income tax benefit	16,616	19,575	19,592

Income before equity in underdistributed (overdistributed) earnings of subsidiaries	338,537	303,885	301,641
Equity in underdistributed earnings of subsidiaries	83,880	162,316	193,760

Net income	$422,417	$466,201	$495,401

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422,417	$466,201	$495,401
Change in other assets	256	10,122	316
Change in other liabilities	(1,152)	(36,226)	(2,252)
Other, net	36,677	36,330	33,333
Equity in underdistributed earnings of subsidiaries	(83,880)	(162,316)	(193,760)

Net cash provided by operating activities	$374,318	$314,111	$333,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	$—	$2,000	$—
Change in receivable from subsidiaries, net	(1,705)	3,089	(204)
Investment in subsidiaries	—	(420,000)	—

Net cash used in investing activities	(1,705)	(414,911)	$(204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchased	$(163,249)	$(18,463)	$(8,677)
Cash dividends paid on common and preferred stock	(365,889)	(356,768)	(330,810)
Proceeds from issuance of preferred stock	—	502,840	—
Proceeds from issuance of subordinated notes	294,607	—	—

Net cash (used in) provided by financing activities	(234,531)	$127,609	$(339,487)

Net increase (decrease) in cash and cash equivalents	138,082	26,809	(6,653)
Cash and cash equivalents at beginning of year	90,536	63,727	70,380

Cash and cash equivalents at end of year	$228,618	$90,536	$63,727

NOTE 17: CAPITAL

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Bank.

The following tables present the regulatory capital ratios for the Company at December 31, 2018 and 2017, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,806,857	10.55%	$4,309,697	11.94%	$5,112,079	14.16%	$4,309,697	8.74%
Minimum for capital adequacy purposes	1,624,366	4.50	2,165,822	6.00	2,887,763	8.00	1,972,440	4.00

Excess	$2,182,491	6.05%	$2,143,875	5.94%	$2,224,316	6.16%	$2,337,257	4.74%

	Risk-Based Capital
At December 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,869,129	11.36%	$4,371,969	12.84%	$4,877,208	14.32%	$4,371,969	9.58%
Minimum for capital adequacy purposes	1,532,448	4.50	2,043,265	6.00	2,724,353	8.00	1,826,141	4.00

Excess	$2,336,681	6.86%	$2,328,704	6.84%	$2,152,855	6.32%	$2,545,828	5.58%

Basel III calls for the phase-in of a capital conservation buffer over a five-year period beginning with 0.625% in 2016 and reaching 2.50% in 2019, when fully phased in. At December 31, 2018, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 616 basis points and the fully phased-in capital conservation buffer by 366 basis points.

The Bank is subject to regulation, examination, and supervision by the NYSDFS and the FDIC (the “Regulators”). The Bank is also governed by numerous federal and state laws and regulations, including the FDIC Improvement Act of 1991, which established five categories of capital adequacy ranging from “well capitalized” to “critically undercapitalized.” Such classifications are used by the FDIC to determine various matters, including prompt corrective action and each institution’s FDIC deposit insurance premium assessments. Capital amounts and classifications are also subject to the Regulators’ qualitative judgments about the components of capital and risk weightings, among other factors.

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2018, the Bank exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2018, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 risk-based capital ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%. In the opinion of management, no conditions or events have transpired since December 31, 2018 to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Bank at December 31, 2018 and 2017 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

	Risk-Based Capital
At December 31, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,725,497	13.10%	$4,725,497	13.10%	$4,886,450	13.54%	$4,725,497	9.58%
Minimum for capital adequacy purposes	1,623,575	4.50	2,164,766	6.00	2,886,355	8.00	1,972,625	4.00

Excess	$3,101,922	8.60%	$2,560,731	7.10%	$2,000,095	5.54%	$2,752,872	5.58%

	Risk-Based Capital
At December 31, 2017	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,253,233	13.43%	$4,253,233	13.43%	$4,387,620	13.86%	$4,253,233	10.06%
Minimum for capital adequacy purposes	1,424,795	4.50	1,899,727	6.00	2,532,969	8.00	1,691,041	4.00

Excess	$2,828,438	8.93%	$2,353,506	7.43%	$1,854,651	5.86%	$2,562,192	6.06%

Preferred Stock

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

Treasury Stock Repurchases

On October 23, 2018, the Board of Directors approved the repurchase of up to $300 million of the Company’s outstanding common stock. As of December 31, 2018, 16.8 million shares have been repurchased at a cost of $160.8 million.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited New York Community Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2019

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and the Bank; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2018 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2019 (hereafter referred to as our “2019 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available on the Investor Relations portion of our website: www.myNYCB.com and will be provided, without charge, upon written request to the Chief Corporate Governance Officer and Corporate Secretary at 615 Merrick Avenue, Westbury, NY 11590.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2019 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	4,951,108
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	4,951,108

Information relating to the security ownership of certain beneficial owners and management appears in our 2019 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

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

Information regarding principal accounting fees and services appears in our 2019 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;

•	Consolidated Statements of Condition at December 31, 2018 and 2017;

•	Consolidated Statements of Operations and Comprehensive Income for each of the years in the three-year period ended December 31, 2018;

•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2018;

•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2018; and

•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and

•	Changes in Internal Control over Financial Reporting.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.

3. Exhibits Required by Securities and Exchange Commission Regulation S-K

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (4)

3.5	Amended and Restated Bylaws(5)

4.1	Specimen Stock Certificate (6)

4.2	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (7)

4.3	Form of certificate representing the Series A Preferred Stock (7)

4.4	Form of depositary receipt representing the Depositary Shares (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto* (8)

10.2	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)* (9)

10.3(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers* (10)

10.4(P)	Form of Queens County Savings Bank Employee Severance Compensation Plan* (10)

10.5(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan* (10)

10.6(P)	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust* (10)

10.7(P)	Incentive Savings Plan of Queens County Savings Bank* (11)

10.8(P)	Retirement Plan of Queens County Savings Bank* (10)

10.9(P)	Supplemental Benefit Plan of Queens County Savings Bank* (12)

10.10(P)	Excess Retirement Benefits Plan of Queens County Savings Bank* (10)

10.11(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan* (10)

10.12	New York Community Bancorp, Inc. Management Incentive Compensation Plan* (13)

10.13	New York Community Bancorp, Inc. 2006 Stock Incentive Plan* (13)

10.14	New York Community Bancorp, Inc. 2012 Stock Incentive Plan* (14)

10.15	Underwriting Agreement, dated November 1, 2018, by and among the Registrant and Goldman Sachs & Co., Sandler O’Neill & Partners, L.P., Credit Suisse Securities (USA) LLC, Jeffries LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters listed therein (15)

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 28, 2019 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Management plan or compensation plan arrangement.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(4)	Incorporated herein by reference to 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017

(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565)
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017 (File No. 1-31565)
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-k filed with the Securities and Exchange Commission on March 9, 2006
(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(10)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(14)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012
(15)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2018 (File No. 1-31565)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2019	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	2/28/19	/s/ Thomas R. Cangemi	2/28/19
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	2/28/19
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	2/28/19	/s/ Hanif W. Dahya	2/28/19
Dominick Ciampa		Hanif W. Dahya
Chairman of the Board of Directors		Director

/s/ Leslie D. Dunn	2/28/19	/s/ Michael J. Levine	2/28/19
Leslie D. Dunn		Michael J. Levine
Director		Director

/s/ James J. O’Donovan	2/28/19	/s/ Lawrence Rosano, Jr.	2/28/19
James J. O’Donovan		Lawrence Rosano, Jr.
Director		Director

/s/ Ronald A. Rosenfeld	2/28/19	/s/ Lawrence J. Savarese	2/28/19
Ronald A. Rosenfeld		Lawrence J. Savarese
Director		Director

/s/ John M. Tsimbinos	2/28/19	/s/ Robert Wann	2/28/19
John M. Tsimbinos		Robert Wann
Director		Senior Executive Vice President, Chief Operating Officer, and Director