Form 10-Q
period 2019-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2019-05-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiES SM Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, $0.01 par value	NYCB PU NYCB PR A	New York Stock Exchange New York Stock Exchange

467,348,554
Number of shares of common stock outstanding at May 1, 2019

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31 2019

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

LIST OF ABBREVIATIONS AND ACRONYMS

ADC - Acquisition, development, and construction loan	FHLB-NY - Federal Home Loan Bank of New York

ALCO - Asset and Liability Management Committee	FOMC - Federal Open Market Committee

AMT - Alternative minimum tax	FRB - Federal Reserve Board

AmTrust - AmTrust Bank	FRB-NY - Federal Reserve Bank of New York

AOCL - Accumulated other comprehensive loss	Freddie Mac - Federal Home Loan Mortgage Corporation

ASC - Accounting Standards Codification	FTEs - Full-time equivalent employees

ASU - Accounting Standards Update	GAAP - U.S. generally accepted accounting principles

BOLI - Bank-owned life insurance	GLBA - The Gramm Leach Bliley Act

BP - Basis point(s)	GNMA - Government National Mortgage Association

C&I - Commercial and industrial loan	GSEs - Government-sponsored enterprises

CCAR - Comprehensive Capital Analysis and Review	HQLAs - High-quality liquid assets

CDs - Certificates of deposit	LIBOR-London Interbank Offered Rate

CFPB - Consumer Financial Protection Bureau	LSA - Loss Share Agreements

CMOs - Collateralized mortgage obligations	LTV - Loan-to-value ratio

CMT - Constant maturity treasury rate	MBS – Mortgage-backed securities

CPI - Consumer Price Index	MSRs - Mortgage servicing rights

CPR - Constant prepayment rate	NIM - Net interest margin

CRA - Community Reinvestment Act	NOL - Net operating loss

CRE - Commercial real estate loan	NPAs - Non-performing assets

Desert Hills - Desert Hills Bank	NPLs - Non-performing loans

DIF - Deposit Insurance Fund	NPV - Net Portfolio Value

DFA - Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSDFS - New York State Department of Financial Services

DSCR - Debt service coverage ratio	NYSE - New York Stock Exchange

EPS - Earnings per common share	OCC - Office of the Comptroller of the Currency

ERM - Enterprise Risk Management	OFAC - Office of Foreign Assets Control

ESOP - Employee Stock Ownership Plan	OREO - Other real estate owned

Fannie Mae - Federal National Mortgage Association	OTTI - Other-than-temporary impairment

FASB - Financial Accounting Standards Board	ROU – Right of use asset

FDI Act - Federal Deposit Insurance Act	SEC - U.S. Securities and Exchange Commission

FDIC - Federal Deposit Insurance Corporation	SIFI - Systemically Important Financial Institution

FHLB - Federal Home Loan Bank	TDRs - Troubled debt restructurings

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets:
Cash and cash equivalents	$990,019	$1,474,955
Securities:
Debt securities available-for-sale ($1,700,420 and $1,228,702 pledged, respectively)	5,724,644	5,613,520
Equity investments with readily determinable fair values, at fair value	32,128	30,551

Total securities	5,756,772	5,644,071

Loans and leases, net of deferred loan fees and costs	40,526,019	40,165,908
Less: Allowance for loan losses	(156,636)	(159,820)

Total loans and leases, net	40,369,383	40,006,088
Federal Home Loan Bank stock, at cost	588,197	644,590
Premises and equipment, net	332,721	346,179
Operating lease right-of-use assets	312,948	—
Goodwill	2,426,379	2,436,131
Bank-owned life insurance	982,267	977,627
Other real estate owned and other repossessed assets	12,758	10,794
Other assets	359,602	358,941

Total assets	$52,131,046	$51,899,376

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$11,482,591	$11,530,049
Savings accounts	4,760,877	4,643,260
Certificates of deposit	12,767,779	12,194,322
Non-interest-bearing accounts	2,589,878	2,396,799

Total deposits	31,601,125	30,764,430

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,803,661	13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	12,603,661	13,553,661
Junior subordinated debentures	359,594	359,508
Subordinated notes	294,655	294,697

Total borrowed funds	13,257,910	14,207,866

Operating lease liabilities	312,628	—
Other liabilities	330,313	271,845

Total liabilities	45,501,976	45,244,141

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 467,236,136 and 473,536,604 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,092,792	6,099,940
Retained earnings	307,232	297,202
Treasury stock, at cost (23,202,934 and 16,902,466 shares, respectively)	(221,728)	(161,998)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of ($7,150) and $4,201, respectively	18,329	(10,534)
Net unrealized loss on the non-credit portion of OTTI losses on securities, net of tax of $2,517 and $2,517, respectively	(6,042)	(6,042)
Net unrealized loss on pension and post-retirement obligations, net of tax of $26,513 and $27,224, respectively	(69,257)	(71,077)

Total accumulated other comprehensive loss, net of tax	(56,970)	(87,653)

Total stockholders’ equity	6,629,070	6,655,235

Total liabilities and stockholders’ equity	$52,131,046	$51,899,376

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Interest Income:
Mortgage and other loans	$379,790	$355,917
Securities and money market investments	66,384	48,408

Total interest income	446,174	404,325

Interest Expense:
Interest-bearing checking and money market accounts	50,159	34,369
Savings accounts	8,083	7,221
Certificates of deposit	67,775	30,515
Borrowed funds	78,832	61,922

Total interest expense	204,849	134,027

Net interest income	241,325	270,298
(Recovery of) provision for losses on loans	(1,222)	9,571

Net interest income after (recovery of) provision for loan losses	242,547	260,727

Non-Interest Income:
Fee income	7,228	7,327
Bank-owned life insurance	6,975	6,804
Net gain (loss) on securities	6,987	(466)
Other	3,595	9,192

Total non-interest income	24,785	22,857

Non-Interest Expense:
Operating expenses:
Compensation and benefits	81,440	83,975
Occupancy and equipment	22,962	24,884
General and administrative	34,365	30,248

Total non-interest expense	138,767	139,107

Income before income taxes	128,565	144,477
Income tax expense	30,988	37,925

Net income	$97,577	$106,552
Preferred stock dividends	8,207	8,207

Net income available to common shareholders	$89,370	$98,345

Basic earnings per common share	$0.19	$0.20

Diluted earnings per common share	$0.19	$0.20

Net income	$97,577	$106,552
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $(12,868) and $24,607, respectively	32,755	(31,138)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income (loss), net of tax of $0 and $(821), respectively	—	(821)
Change in pension and post-retirement obligations, net of tax of $(711) and $10,517, respectively	1,820	(8,656)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $1,517.	(3,892)	—

Total other comprehensive income (loss), net of tax	30,683	(40,615)

Total comprehensive income, net of tax	$128,260	$65,937

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$502,840	$502,840

Balance at end of period	502,840	502,840

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,904	4,891
Shares issued for restricted stock awards (1,366,969)	—	13

Balance at end of period	4,904	4,904

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,099,940	6,072,559
Shares issued for restricted stock awards, net of forfeitures	(15,058)	(8,566)
Compensation expense related to restricted stock awards	7,910	9,762

Balance at end of period	6,092,792	6,073,755

Retained Earnings:
Balance at beginning of year	297,202	237,868
Net income	97,577	106,552
Dividends paid on common stock ($0.17 per share)	(79,340)	(83,242)
Dividends paid on preferred stock ($15.94 per share)	(8,207)	(8,207)
Effect of adopting ASU No. 2016-01	—	260
Effect of adopting ASU No. 2018-02	—	2,546

Balance at end of period	307,232	255,777

Treasury Stock, at Cost:
Balance at beginning of year	(161,998)	(7,615)
Purchase of common stock (7,816,228 and 126,483, respectively)	(74,788)	(1,715)
Shares issued for restricted stock awards (1,515,760 and 648,694, respectively)	15,058	8,553

Balance at end of period	(221,728)	(777)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(87,653)	(15,167)
Effect of adopting ASU No. 2018-02	—	(2,546)
Other comprehensive income (loss), net of tax	30,683	(38,069)

Balance at end of period	(56,970)	(55,782)

Total stockholders’ equity	$6,629,070	$6,780,717

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$97,577	$106,552
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(1,222)	9,571
Depreciation	6,950	8,382
Amortization of discounts and premiums, net	1,195	(2,044)
Net gain on sales of securities	(5,409)	—
Gain on trading securities activity	(35)	(172)
Net loss (gain) on sales of loans	10	(37)
Stock-based compensation	7,910	9,762
Deferred tax expense	2,811	3,175
Changes in operating assets and liabilities:
Increase in other assets (1)	15,797	18,868
Increase (decrease) in other liabilities(2)	32,818	(5,960)
Purchases of securities held for trading	(22,500)	(110,000)
Proceeds from sales of securities held for trading	22,535	110,172

Net cash provided by operating activities	158,437	148,269

Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	316,103	346,614
Proceeds from sales of securities available for sale	272,849	—
Purchase of securities available for sale	(655,425)	(292,927)
Redemption of Federal Home Loan Bank stock	58,643	12,330
Purchases of Federal Home Loan Bank stock	(2,250)	(31,500)
Proceeds from bank-owned life insurance	2,664	7,785
Proceeds from sales of loans	29,326	31,528
Other changes in loans, net	(391,409)	(535,564)
Dispositions (purchase) of premises and equipment, net	1,946	(4,039)

Net cash used in investing activities	(367,553)	(465,773)

Cash Flows from Financing Activities:
Net increase in deposits	836,695	133,271
Proceeds from long-term borrowed funds	749,820	1,950,000
Repayments of long-term borrowed funds	(1,700,000)	(1,520,000)
Cash dividends paid on common stock	(79,340)	(83,242)
Cash dividends paid on preferred stock	(8,207)	(8,207)
Treasury stock repurchased	(67,125)	—
Payments relating to treasury shares received for restricted stock award tax payments	(7,663)	(1,715)

Net cash (used in) provided by financing activities	(275,820)	470,107

Net decrease in cash, cash equivalents, and restricted cash	(484,936)	152,603
Cash, cash equivalents, and restricted cash at beginning of period	1,474,955	2,528,169

Cash, cash equivalents, and restricted cash at end of period	$990,019	$2,680,772

Supplemental information:
Cash paid for interest	$187,890	$131,160
Cash paid for income taxes	5,908	5,236
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$2,840	$800
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	324,360	—
Transfer of loans from held for investment to held for sale	29,336	31,491
Dispositions of premises and equipment	1,245	—
Shares issued for restricted stock awards	15,058	8,566

(1)	Includes $11.7 million of amortization of operating lease right-of-use assets for the three months ended March 31, 2019.

(2)	Includes $11.7 million of amortization of operating lease liability for the three months ended March 31, 2019.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Organization

New York Community Bancorp, Inc. (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) was organized under Delaware law on July 20, 1993 and is the holding company for New York Community Bank (hereinafter referred to as the “Bank”).

Founded on April 14, 1859 and formerly known as Queens County Savings Bank, the Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company completed its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($0.93 per share on a split-adjusted basis, reflecting the impact of nine stock splits between 1994 and 2004).

The Company currently operates 240 branches through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2019	2018
Net income available to common shareholders	$89,370	$98,345
Less: Dividends paid on and earnings allocated to participating securities	(1,119)	(900)

Earnings applicable to common stock	$88,251	$97,445

Weighted average common shares outstanding	465,493,702	488,140,102

Basic earnings per common share	$0.19	$0.20

Earnings applicable to common stock	$88,251	$97,445

Weighted average common shares outstanding	465,493,702	488,140,102
Potential dilutive common shares	—	—

Total shares for diluted earnings per common share computation	465,493,702	488,140,102

Diluted earnings per common share and common share equivalents	$0.19	$0.20

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Three Months Ended March 31, 2019
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
Unrealized losses on available-for-sale securities	$5,409	Net (loss) gain on securities
	(1,517)	Income tax benefit

	$3,892	Net (loss) gain on securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$62	Included in the computation of net periodic credit(2)
Actuarial losses	(2,540)	Included in the computation of net periodic credit (2)

	(2,478)	Total before tax
	695	Income tax benefit

	$(1,783)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$2,109

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,380,756	$21,538	$6,663	$1,395,631
GSE CMOs	1,447,677	11,479	4,027	1,455,129

Total mortgage-related debt securities	$2,828,433	$33,017	$10,690	$2,850,760

Other Debt Securities:
U. S. Treasury obligations	$29,659	$3	$—	$29,662
GSE debentures	1,478,777	5,211	1,615	1,482,373
Asset-backed securities (1)	386,085	346	1,757	384,674
Municipal bonds	68,277	423	1,502	67,198
Corporate bonds	859,644	9,292	8,881	860,055
Capital trust notes	48,291	6,614	4,983	49,922

Total other debt securities	$2,870,733	$21,889	$18,738	$2,873,884

Total other securities available for sale (2)	$5,699,166	$54,906	$29,428	$5,724,644

Equity securities:
Preferred stock	15,292	—	145	15,147
Mutual funds and common stock (3)	16,870	481	370	16,981

Total equity securities	$32,162	$481	$515	$32,128

Total securities	$5,731,328	$55,387	$29,943	$5,756,772

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At March 31, 2019, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.
(3)	Primarily consists of mutual funds that are CRA-qualified investments.

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,705,336	$18,146	$15,961	$1,707,521
GSE CMOs	1,248,621	8,380	4,240	1,252,761

Total mortgage-related debt securities	$2,953,957	$26,526	$20,201	$2,960,282

Other Debt Securities:
GSE debentures	$1,334,549	$3,366	$8,988	$1,328,927
Asset-backed securities (1)	386,768	784	430	387,122
Municipal bonds	68,551	195	2,563	66,183
Corporate bonds	836,153	8,667	23,105	821,715
Capital trust notes	48,278	6,435	5,422	49,291

Total other debt securities	$2,674,299	$19,447	$40,508	$2,653,238

Total other securities available for sale (2)	$5,628,256	$45,973	$60,709	$5,613,520

Equity securities:
Preferred stock	15,292	—	1,446	13,846
Mutual funds and common stock (3)	16,870	366	531	16,705

Total equity securities	$32,162	$366	$1,977	$30,551

Total securities	$5,660,418	$46,339	$62,686	$5,644,071

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2018, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.
(3)	Primarily consists of mutual funds that are CRA-qualified investments.

At March 31, 2019 and December 31, 2018, respectively, the Company had $588.2 million and $644.6 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale securities during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Gross proceeds	$272,849	—
Gross realized gains	5,409	—

In the following table, the beginning balance represents the credit loss component for debt securities on which OTTI occurred prior to January 1, 2019. For credit-impaired debt securities, OTTI recognized in earnings after that date is presented as an addition in two components, based upon whether the current period is the first time a debt security was credit-impaired (initial credit impairment) or is not the first time a debt security was credit-impaired (subsequent credit impairment).

(in thousands)	For the Three Months Ended March 31, 2019
Beginning credit loss amount as of December 31, 2018	$196,187
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in cash flows on debt securities	19

Ending credit loss amount as of March 31, 2019	$196,168

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2019:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$—	—%	$29,659	2.45%	$149	6.59%	$—	—%	$29,815
Due from one to five years	797,756	3.33	32,874	3.48	146	6.66	92,939	3.79	941,396
Due from five to ten years	325,241	3.46	1,232,053	3.44	10,974	3.79	767,143	4.42	2,345,797
Due after ten years	1,705,436	3.23	213,850	3.57	57,008	2.71	433,938	3.39	2,407,636

Total debt securities available for sale	$2,828,433	3.28%	$1,508,436	3.44%	$68,277	2.90%	$1,294,020	4.03%	$5,724,644

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2019:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Government agency and GSE obligations	$218,933	$1,171	$127,748	$444	$346,681	$1,615
GSE certificates	—	—	440,027	6,663	440,027	6,663
GSE CMOs	428,352	1,894	146,100	2,133	574,452	4,027
Asset-backed securities	237,208	1,757	—	—	237,208	1,757
Municipal bonds	—	—	49,612	1,502	49,612	1,502
Corporate bonds	701,445	8,881	—	—	701,445	8,881
Capital trust notes	—	—	38,811	4,983	38,811	4,983
Equity securities	15,147	145	11,435	370	26,582	515

Total temporarily impaired securities	$1,601,085	$13,848	$813,733	$16,095	$2,414,818	$29,943

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

At March 31, 2019, the Company had unrealized losses on certain available for sale GSE obligations, municipal bonds, corporate bonds, asset-backed securities, capital trust notes, and equity investments with readily determinable fair values. The unrealized losses on the Company’s GSE obligations, municipal bonds, corporate bonds, asset-backed securities and capital trust notes at March 31, 2019 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.

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

The unrealized losses on the Company’s equity investments with readily determinable fair values at March 31, 2019 were caused by market volatility. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2019 consisted of twelve agency mortgage-related securities, nine agency collateralized mortgage obligations, five capital trusts notes, four US Government agency securities, three municipal bonds, and one mutual fund. At December 31, 2018 securities designated as having a continuous loss position for twelve months or more consisted of nine agency mortgage-related securities, nine US Government agency securities, seven agency collateralized mortgage obligations, five capital trusts notes, three municipal bonds, and one mutual fund.

At March 31, 2019, the fair value of securities having a continuous loss position for twelve months or more was 1.9% below the collective amortized cost of $829.8 million. At December 31, 2018, the fair value of such securities was 2.9% below the collective amortized cost of $782.4 million. At March 31, 2019 and December 31, 2018, the combined market value of the respective securities represented unrealized losses of $16.1 million and $22.5 million, respectively.

Note 5. Loans and Leases

The following table sets forth the composition of the loan and lease portfolio at the dates indicated:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$29,932,829	73.92%	$29,883,919	74.46%
Commercial real estate	7,079,241	17.49	6,998,834	17.44
One-to-four family	435,686	1.08	446,094	1.11
Acquisition, development, and construction	326,634	0.81	407,870	1.02

Total mortgage loans held for investment	37,774,390	93.30	$37,736,717	94.03

Other Loans:
Commercial and industrial	1,764,169	4.36	1,705,308	4.25
Lease financing, net of unearned income of $74,451 and $53,891, respectively(1)	940,895	2.32	683,112	1.70

Total commercial and industrial loans (2)	2,705,064	6.68	2,388,420	5.95
Other	7,976	0.02	8,724	0.02

Total other loans held for investment	2,713,040	6.70	2,397,144	5.97

Total loans and leases held for investment	$40,487,430	100.00%	$40,133,861	100.00%

Net deferred loan origination costs	38,589		32,047
Allowance for losses	(156,636)		(159,820)

Total loans and leases, net	$40,369,383		$40,006,088

(1)	The payments on these leases are generally received ratably over future years. Approximately 41% of the payments are expected to be received over the next five years.
(2)

Includes specialty finance loans and leases of $2.2 billion and $1.9 billion, respectively, at March 31, 2019 and December 31, 2018 and other C&I loans of $477.5 million and $469.9 million, respectively, at March 31, 2019 and December 31, 2018.

Loans and Leases

Loans and Leases Held for Investment

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

Included in loans held for investment at March 31, 2019 were loans of $35.0 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Lease Financing

The Company is a lessor in the equipment finance business where it has executed direct financing leases. The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables. The Company recognized $7.3 million of interest income on its leases during the three months ended March 31, 2019.

On all of its lease financings, the Company obtains residual value insurance from third parties and/or the lessee to manage the risk associated with the residual value of the leased assets.

Asset Quality

The following table presents information regarding the quality of the Company’s loans held for investment at March 31, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$2,359	$4,070	$—	$6,429	$29,926,400	$29,932,829
Commercial real estate	3,278	3,007	—	6,285	7,072,956	7,079,241
One-to-four family	9	1,637	—	1,646	434,040	435,686
Acquisition, development, and construction	6,608	—	—	6,608	320,026	326,634
Commercial and industrial(1) (2)	231	49,851	—	50,082	2,654,982	2,705,064
Other	45	9	—	54	7,922	7,976

Total	$12,530	$58,574	$—	$71,104	$40,416,326	$40,487,430

(1)	Includes $33.8 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2018:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$—	$4,220	$—	$4,220	$29,879,699	$29,883,919
Commercial real estate	—	3,021	—	3,021	6,995,813	6,998,834
One-to-four family	9	1,651	—	1,660	444,434	446,094
Acquisition, development, and construction	—	—	—	—	407,870	407,870
Commercial and industrial(1) (2)	530	36,608	—	37,138	2,351,282	2,388,420
Other	25	6	—	31	8,693	8,724

Total	$564	$45,506	$—	$46,070	$40,087,791	$40,133,861

(1)	Includes $530,000 and $35.5 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at March 31, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,671,752	$6,944,249	$432,380	$276,666	$37,325,047	$2,628,058	$7,717	$2,635,775
Special mention	232,295	63,529	1,669	36,825	334,318	3,722	—	3,722
Substandard	28,782	71,463	1,637	13,143	115,025	73,284	259	73,543
Doubtful	—	—	—	—	—	—	—	—

Total	$29,932,829	$7,079,241	$435,686	$326,634	$37,774,390	$2,705,064	$7,976	$2,713,040

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2018:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,548,242	$6,880,105	$444,443	$319,001	$37,191,791	$2,306,563	$8,469	$2,315,032
Special mention	312,025	90,653	—	73,964	476,642	19,751	—	19,751
Substandard	23,652	28,076	1,651	14,905	68,284	62,106	255	62,361
Doubtful	—	—	—	—	—	—	—	—

Total	$29,883,919	$6,998,834	$446,094	$407,870	$37,736,717	$2,388,420	$8,724	$2,397,144

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2019, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $34.6 million; loans on which forbearance agreements were reached amounted to $37,000.

The following table presents information regarding the Company’s TDRs as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$—	$4,070	$4,070	$—	$4,220	$4,220
Commercial real estate	—	—	—	—	—	—
One-to-four family	—	1,012	1,012	—	1,022	1,022
Acquisition, development, and construction	6,535	—	6,535	8,297	—	8,297
Commercial and industrial	865	22,117	22,982	865	20,477	21,342

Total	$7,400	$27,199	34,599	$9,162	$25,719	$34,881

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended March 31, 2019 and 2018 are summarized as follows:

	For the Three Months Ended March 31, 2019
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	15	$4.194	$3,088	3.26%	2.98%	$1,106	$—

	For the Three Months Ended March 31, 2018
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$—	$—
Commercial and industrial	6	3,166	1,754	3.28	3.21	1,318	—

Total	7	$4,066	$2,654			$1,318	$—

At March 31, 2019, three C&I loans, in the amount of $566,000 that had been modified as a TDR during the twelve months ended at that date and were in payment default. At March 31, 2018, 11 C&I loans in the amount of $2.9 million that had been modified as a TDR during the twelve months ended at that date were in prepayment default.

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

Note 6. Allowance for Loan Losses

The following tables provide additional information regarding the Company’s allowance for loan losses based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at March 31, 2019:
Loans individually evaluated for impairment	$—	$709	$709
Loans collectively evaluated for impairment	128,766	27,161	155,927

Total	$128,766	$27,870	$156,636

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2018:
Loans collectively evaluated for impairment	$130,983	$28,837	$159,820

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at March 31, 2019:
Loans individually evaluated for impairment	$13,873	$49,739	$63,612
Loans collectively evaluated for impairment	37,760,517	2,663,301	40,423,818

Total	$37,774,390	$2,713,040	$40,487,430

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2018:
Loans individually evaluated for impairment	$15,794	$36,375	$52,169
Loans collectively evaluated for impairment	37,720,923	2,360,769	40,081,692

Total	$37,736,717	$2,397,144	$40,133,861

Allowance for Loan Losses

The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Three Months Ended March 31,
	2019			2018
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$130,983	$28,837	$159,820	$128,275	$29,771	$158,046
Charge-offs	—	(2,079)	(2,079)	(5,411)	(1,580)	(6,991)
Recoveries	7	110	117	110	404	514
(Recovery of) provision for loan losses	(2,224)	1,002	(1,222)	6,161	3,410	9,571

Balance, end of period	$128,766	$27,870	$156,636	$129,135	$32,005	$161,140

The following table presents additional information about the Company’s impaired loans at March 31, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$4,070	$7,075	$—	$4,145	$57
Commercial real estate	2,256	7,370	—	2,256	—
One-to-four family	1,012	1,066	—	1,017	6
Acquisition, development, and construction	6,535	7,435	—	7,415	144
Other	34,739	99,775	—	35,557	699

Total impaired loans with no related allowance	$48,612	$122,721	$—	$50,390	$906

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	15,000	15,000	709	15,000	75

Total impaired loans with an allowance recorded	$15,000	$15,000	$709	$15,000	$75

Total impaired loans:
Multi-family	$4,070	$7,075	$—	$4,145	$57
Commercial real estate	2,256	7,370	—	2,256	—
One-to-four family	1,012	1,066	—	1,017	6
Acquisition, development, and construction	6,535	7,435	—	7,415	144
Other	49,739	114,775	709	50,057	774

Total impaired loans	$63,612	$137,721	$709	$65,390	$981

The following table presents additional information about the Company’s impaired loans at December 31, 2018:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	42,984	3,057

Total impaired loans with no related allowance	$52,169	$126,513	$—	$63,146	$4,013

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	20	—

Total impaired loans with an allowance recorded	$—	$—	$—	$20	$—

Total impaired loans:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	43,004	3,057

Total impaired loans	$52,169	$126,513	$—	$63,166	$4,013

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018
Wholesale Borrowings:
FHLB advances	$11,803,661	$13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	$12,603,661	$13,553,661
Junior subordinated debentures	359,594	359,508
Subordinated notes	294,655	294,697

Total borrowed funds	$13,257,910	$14,207,866

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2019:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800,000

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

Junior Subordinated Debentures

The following junior subordinated debentures were outstanding at March 31, 2019:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.000%	$145,668	$139,317	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	4.202	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	5.861	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	4.242	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$359,594	$346,817

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

At March 31, 2019 and December 31, 2018, the Company had $359.6 million and $359.5 million, respectively, of outstanding junior subordinated deferrable interest debentures (junior subordinated debentures) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2019		2018
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1,415	$128	$1,271	$128
Expected return on plan assets	(3,483)	—	(4,035)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,509	31	1,795	76

Net periodic (credit) expense	$441	$97	$(969)	$142

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $1.2 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2019. The Company does not expect to make any contributions to its pension plan in 2019.

Note 9. Stock-Based Compensation

At March 31, 2019, the Company had a total of 3,297,368 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its annual meeting of shareholders held on June 7, 2012. The Company granted 1,743,240 shares of restricted stock during the three months ended March 31, 2019. The shares had an average fair value of $10.32 per share on the date of grant and a vesting period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $7.9 million and $9.8 million, respectively, in the three months ended March 31, 2019 and 2018.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,904,388	$14.74
Granted	1,743,240	10.32
Vested	(2,038,655)	15.25
Canceled	(89,500)	12.90

Unvested at end of period	6,519,473	13.43

As of March 31, 2019, unrecognized compensation cost relating to unvested restricted stock totaled $81.1 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,395,631	$—	$—	$1,395,631
GSE CMOs	—	1,455,129	—	—	1,455,129

Total mortgage-related debt securities	$—	$2,850,760	$—	$—	$2,850,760

Other Debt Securities Available for Sale:
U. S. Treasury obligations	$29,662	$—	$—	$—	$29,662
GSE debentures	—	1,482,373	—	—	1,482,373
Asset-backed securities	—	384,674	—	—	384,674
Municipal bonds	—	67,198	—	—	67,198
Corporate bonds	—	860,055	—	—	860,055
Capital trust notes	—	49,922	—	—	49,922

Total other debt securities	$29,662	$2,844,222	$—	$—	$2,873,884

Total debt securities available for sale	$29,662	$5,694,982	$—	$—	$5,724,644

Equity securities:
Preferred stock	$15,147	$—	$—	$—	$15,147
Mutual funds and common stock	—	16,981	—	—	16,981

Total equity securities	$15,147	$16,981	$—	$—	$32,128

Total securities	$44,809	$5,711,963	$—	$—	$5,756,772

Liabilities:
Derivative liabilities	$—	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,707,521	$—	$—	$1,707,521
GSE CMOs	—	1,252,761	—	—	1,252,761

Total mortgage-related debt securities	$—	$2,960,282	$—	$—	$2,960,282

Other Debt Securities Available for Sale:
GSE debentures	$—	$1,328,927	$—	$—	$1,328,927
Asset-backed securities	—	387,122	—	—	387,122
Municipal bonds	—	66,183	—	—	66,183
Corporate bonds	—	821,715	—	—	821,715
Capital trust notes	—	49,291	—	—	49,291

Total other debt securities	$—	$2,653,238	$—	$—	$2,653,238

Total debt securities available for sale	$—	$5,613,520	$—	$—	$5,613,520

Equity securities:
Preferred stock	$13,846	$—	$—	$—	$13,846
Mutual funds and common stock	—	16,705	—	—	16,705

Total equity securities	$13,846	$16,705	$—	$—	$30,551

Total securities	$13,846	$5,630,225	$—	$—	$5,644,071

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2019 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$37,587	$37,587
Other assets(2)	—	—	—	—

Total	$—	$—	$37,587	$37,587

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$38,213	$38,213
Other assets (2)	—	—	1,265	1,265

Total	$—	$—	$39,478	$39,478

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2019 and December 31, 2018:

	March 31, 2019
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$990,019	$990,019	$990,019		$—		$—
FHLB stock (1)	588,197	588,197	—		588,197		—
Loans, net	40,369,383	40,257,098	—		—		40,257,098
Financial Liabilities:
Deposits	31,601,125	31,617,404	18,833,346	(2)	$12,784,058	(3)	$—
Borrowed funds	13,257,910	13,282,486	—		13,282,486		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2018
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,474,955	$1,474,955	$1,474,955		$—		$—
FHLB stock (1)	644,590	644,590	—		644,590		—
Loans, net	40,006,088	39,461,985	—		—		39,461,985
Financial Liabilities:
Deposits	$30,764,430	$30,748,729	$18,570,108	(2)	$12,178,621	(3)	$—
Borrowed funds	14,207,866	14,136,526	—		14,136,526		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Derivative Financial Instruments

Derivatives are reported at fair value utilizing Level 2 inputs. The fair values of interest rate swaps are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rate spreads.

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2019 and December 31, 2018.

Note 11. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Statements of Condition.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the incremental borrowing rate (FHLB borrowing rate) is used based on the information available at adoption date in determining the present value of lease payments. The implicit rate is used when readily determinable. The operating lease ROU asset is measured at cost, which includes the initial measurement of the lease liability, prepaid rent and initial direct costs incurred by the Company, less incentives received. The lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. For the vast majority of the Company’s leases, we are reasonably certain we will exercise our options to renew to the end of all renewal option periods. As such, substantially all of our future options to extend the leases have been included in the lease liability and ROU assets.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets for the three months ended March 31, 2019 was $11.7 million (included in this amount is $7.3 million that was due to the closing of certain locations).

The Company has operating leases for corporate offices, branch locations and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in thousands)	For the Three Months Ended March 31, 2019
Components of Lease Expense:
Operating lease cost	$7,348
Sublease income	(22)

Total lease cost	$7,326

Supplemental cash flow information related to the leases for the following period:

(in thousands)	For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,348

Supplemental balance sheet information related to the leases for the following period:

(in thousands, except lease term and discount rate)	March 31, 2019
Operating Leases:
Operating lease right-of-use assets	$312,948
Operating lease liabilities	312,628
Weighted average remaining lease term	17.4 years
Weighted average discount rate	3.25%

Maturities of lease liabilities:

(in thousands)
2019	$21,836
2020	28,319
2021	27,677
2022	26,971
2023	26,541
Thereafter	291,362

Total lease payments	422,706
Less: imputed interest	(110,078)

Total present value of lease liabilities	$312,628

As previously disclosed in the Company’s 2018 Form 10-K under the prior guidance of ASC 840, at December 31, 2018, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The agreements contain periodic escalation clauses that provide for increases in the annual rents, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices. The remaining projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

(in thousands)
2019	$30,322
2020	23,399
2021	19,736
2022	16,552
2023 and thereafter	55,525

Total minimum future rentals	$145,534

Note 12. Derivative and Hedging Activities

The Company’s derivative financial instruments consist of interest rate swaps. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposure to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate and liquidity risks, primarily by managing the amount, sources, and duration of its assets and liabilities and, from time to time, the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s pools of fixed-rate assets.

The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives were used to hedge the changes in fair value of certain of its pools of prepayable fixed rate assets. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

During the three months ended March 31, 2019, the Company entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the three months ended March 31, 2019, the floating rate received related to the net settlement of this interest rate swap was in excess of the fixed rate payments. As such, interest income from Mortgage and Other Loans in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $239,000, net, for the three months ended March 31, 2019.

As of March 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. The Company did not have any derivative instruments of December 31, 2018:

(in thousands)	March 31, 2019
Line Item in the Consolidated Statement of Financial Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,018,532	$18,532

(1)

These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $ 4.7 billion; the cumulative basis adjustments associated with these hedging relationships was $18.5 million; and the amount of the designated hedged items was $2.0 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2019. The Company had no derivative financial instruments at December 31, 2018.

	March 31, 2019
		Fair Value
(in thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Fair value hedge interest rate swap	$2,000,000	$—	$—

Total derivatives designated as hedging instruments	$2,000,000	$—	$—

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of March 31, 2019, all of the Company’s $2.0 billion notional derivative contracts were cleared on the LCH. Variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2019, the Company had a net negative exposure.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Derivative – interest rate swap:
Interest income	$(18,532)	$—
Hedged item – loans:
Interest income	$18,532	$—

Note 13. Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company has adopted ASU No. 2018-16, Derivatives and Hedging (Topic 815)—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, effective on its issuance date of October 25, 2018. The purpose of ASU 2018-16 is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU 2018-16 are required to be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption of ASU No. 2018-16 did not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company early adopted ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract on January 1, 2019. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The adoption of ASU 2018-15 did not have a material effect on the Company’s Consolidated Statements of Conditions, results of operations, or cash flows.

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

The Company adopted ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU No. 2017-08 specifies that the premium amortization period ends at the earliest call date, rather than the contractual maturity date, for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing of the underlying securities. The adoption of ASU No. 2017-08 on January 1, 2019 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

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

The Company adopted ASU No. 2016-02, Leases (Topic 842), and its subsequent amendments to the ASU: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Leases: Codification Improvements on January 1, 2019, using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases. Topic 842 is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-of-use asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, ASU 2016-02 includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 includes a number of optional practical expedients that entities may elect to apply. The Company adopted the practical expedients of: not reevaluating whether or not a contract contains a lease; retaining current lease classification; not reassessing initial direct costs for existing leases; and not reassessing existing land easements that were not previously accounted for as leases under current lease accounting rules. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of ASU 2016-02 to all comparative periods presented. The adoption of ASU 2016-02, as reflected in Note 11, did not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities by means of a cumulative-effect adjustment as of January 1, 2018. ASU No. 2016-01 provides targeted improvements to GAAP including, amongst other improvements, the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale category. FHLB stock, however, is not in the scope of ASU No. 2016-01 and will continue to be presented at historical cost. Upon adoption, an immaterial amount of unrealized losses related to the in-scope equity securities was reclassified from other comprehensive loss to retained earnings in 2018 and equity investments were reclassified from securities available for sale to other assets with their related market value changes reflected in earnings.

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

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing, financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, and guidelines;

•	changes in our estimates of future reserves based upon the periodic review thereof under relevant regulatory and accounting requirements;

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

See Part II, Item 1A, Risk Factors, in this report and Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2018 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the
	Three Months Ended
	Mar. 31,	Dec. 31,	Mar. 31,
(dollars in thousands)	2019	2018	2018
Total Stockholders’ Equity	$6,629,070	$6,655,235	$6,780,717
Less: Goodwill	(2,426,379)	(2,436,131)	(2,436,131)
Preferred stock	(502,840)	(502,840)	(502,840)

Tangible common stockholders’ equity	$3,699,851	$3,716,264	$3,841,746

Total Assets	$52,131,046	$51,899,376	$49,654,874
Less: Goodwill	(2,426,379)	(2,436,131)	(2,436,131)

Tangible assets	$49,704,667	$49,463,245	$47,218,743

Average Common Stockholders’ Equity	$6,104,442	$6,244,977	$6,287,730
Less: Average goodwill	(2,435,806)	(2,436,131)	(2,436,131)

Average tangible common stockholders’ equity	$3,668,636	$3,808,846	$3,851,599

Average Assets	$51,617,557	$51,779,002	$48,862,383
Less: Average goodwill	(2,435,806)	(2,436,131)	(2,436,131)

Average tangible assets	$49,181,751	$49,342,871	$46,426,252
Net Income Available to Common Shareholders	$89,370	$93,532	$98,345

GAAP MEASURES:
Return on average assets (1)	0.76%	0.79%	0.87%
Return on average common stockholders’ equity (2)	5.86	5.99	6.26
Book value per common share	$13.11	$12.99	$12.80
Common stockholders’ equity to total assets	11.75	11.85	12.64

NON-GAAP MEASURES:
Return on average tangible assets (1)	0.79%	0.82%	0.92%
Return on average tangible common stockholders’ equity (2)	9.74	9.82	10.21
Tangible book value per common share	$7.92	$7.85	$7.83
Tangible common stockholders’ equity to tangible assets	7.44	7.51	8.14

(1)

To calculate return on average assets for a period, we divide net income generated during that period by average assets recorded during that period. To calculate return on average tangible assets for a period, we divide net income by average tangible assets recorded during that period.

(2)

To calculate return on average common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average common stockholders’ equity recorded during that period. To calculate return on average tangible common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average tangible common stockholders’ equity recorded during that period.

Although they are not calculated in accordance with GAAP, we believe that our non-GAAP earnings are an important indication of our ability to generate earnings through our fundamental business operations. Since they exclude the effects of certain items which the Company does not view as being related to its fundamental business operations (in this case, the aforementioned certain expenses, and the resultant adjusted efficiency ratio which occurred during the quarter-ended March 31, 2019), we believe that our non-GAAP earnings, non-GAAP non-interest expenses and adjusted efficiency ratio provide useful supplemental information to both management and investors in evaluating our financial performance for the three months ended March 31, 2019. Our non-GAAP earnings, non-GAAP non-interest expenses and adjusted efficiency ratio provide should not be considered in isolation or as a substitute for GAAP earnings, GAAP non-interest expenses and efficiency ratio which are calculated in accordance with GAAP. Moreover, the manner in which we calculate our non-GAAP earnings, non-GAAP non-interest expenses and adjusted efficiency ratio may differ from that of other companies also reporting non-GAAP results.

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank. At March 31, 2019, we had total assets of $52.1 billion, total loans of $40.4 billion, deposits of $31.6 billion, and total stockholders’ equity of $6.6 billion.

Chartered in the State of New York, the Community Bank is subject to regulations by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PR A.”

Reflecting our growth through a series of acquisitions, the Company currently operates 240 branches through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.

Now in our 26th year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares.

For the three months ended March 31, 2019, the Company reported net income of $97.6 million, down $4.2 million or 4.1% from the $101.7 million we reported for the three months ended December 31, 2018 and down, $9.0 million or 8.4% from the three months ended March 31, 2018. Net income available to common shareholders for the three months ended March 31, 2019 was $89.4 million, also down $4.2 million or 4.4% from the $93.5 million reported for the three months ended December 31, 2018 and it also declined $9.0 million or 9.1% from the three months ended March 31, 2018.

Diluted earnings per common share for the three months ended March 31, 2019 were $0.19, unchanged from the diluted earnings per common share we reported for the three months ended December 31, 2018 and compared to the $0.20 reported for the three months ended March 31, 2018.

The key trends in the quarter were:

Successful Implementation of Expense Reduction Strategy

Total non-interest expense for the three months ended March 31, 2019, was $138.8 million, up $3.8 million or 2.8% compared to the three months ended December 31, 2018. However, included in the current quarter’s results were certain items, which together totaled approximately $9.0 million. These items include $3.5 million in employee severance costs and $5.5 million in branch rationalization costs.

Excluding these two items, total non-interest expenses, on a non-GAAP basis, would have totaled $129.7 million during the current first quarter, down $5.2 million or 3.9% compared to the previous quarter. The efficiency ratio for the current first quarter of 2019 was 52.15% compared to 49.92% for the fourth quarter of 2018 and 47.45% for the first quarter of 2018. Excluding the two items referenced above, the adjusted efficiency ratio for the first quarter of 2019 would have been 48.75%, down 117 bp compared to the previous quarter, but up 130 bp compared to the year-ago quarter.

Strong Deposit Growth

During the first quarter of 2019, the Company continued to execute on its organic deposit growth strategy. For the three months ended March 31, 2019, total deposits increased $836.7 million or 10.9% on an annualized basis to $31.6 billion compared to the three months ended December 31, 2018. The majority of this growth occurred in the CD category. CDs rose $573.5 million or 18.8% annualized compared to the prior quarter. In addition to the strong CD growth, we also experienced solid growth in non-interest bearing deposits and in savings accounts, while the balance of non-interest bearing checking and money market accounts declined modestly.

Non-interest bearing accounts rose $193.1 million or 32.2% annualized to $2.6 billion, while savings accounts increased $117.6 million or 10.1% annualized to $4.8 billion.

Loan Growth Increases

Total loans held for investment rose $360.1 million or 3.6% annualized to $40.5 billion. The current quarter’s loan growth was driven by growth in our C&I portfolio, particularly the specialty finance business, as well as growth in the multi-family and CRE portfolios. Total C&I loans increased $316.6 million or 13.3% (not annualized) to $2.7 billion. This growth was largely due to growth in the specialty finance loan portfolio. This portfolio increased $309.0 million or 16.1% (not annualized) to $2.2 billion compared to the previous quarter. CRE loans increased $80.4 million or 4.6% annualized to $7.1 billion, while our multi-family portfolio increased $48.9 million to $30.0 billion, up 1.0% annualized compared to the balances at December 31, 2018.

Recent Events

Declaration of Dividend on Common Shares

On April 29, 2019, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on May 28, 2019 to common shareholders of record as of May 14, 2019.

Branch Rationalization Initiative

As part of our ongoing expense reduction strategy, over the past year, the Company undertook a thorough analysis of its existing five-state branch network, resulting in the closing of 12 branches effective as of April 30, 2019. During the current first quarter, the Company incurred $5.5 million of expenses due to this initiative, largely related to the cost of exiting leases on certain branch locations.

Strategic Partnership with Fiserv

During the first quarter, we entered into an agreement with Fiserv Inc., (NASDAQ: FISV), a global leader in financial services technology solutions, whereby Fiserv will provide the Company with a new enterprise-wide banking platform, including a new core account processing system. The conversion is expected to occur during the fourth quarter of the year and is expected to result in substantial cost savings and efficiencies beginning in 2020.

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

We have identified the following to be critical accounting policies: the determination of the allowances for loan losses; and the determination of the amount, if any, of goodwill impairment.

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

The methodology used for the allocation of the allowance for loan losses at March 31, 2019 and December 31, 2018 was generally comparable, whereby the Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

The historical loss period we use to determine the allowance for loan losses on loans is a rolling 33-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.

The process of establishing the allowance for losses on loans also involves:

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

As of March 31 2019, we had goodwill of $2.4 billion. During the quarter ended March 31, 2019, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2018 using step one of the quantitative test and found no indication of goodwill impairment at that date.

Balance Sheet Summary

Total assets at March 31, 2019 were $52.1 billion, up $231.7 million or 1.8% on an annualized basis compared to total assets as of December 31, 2018. This increase was attributable to loan growth, and to a lesser extent, growth in the securities portfolio. Total loans and leases, held for investment increased $360.1 million or 3.6% annualized compared to December 31, 2018. While all of our primary loan categories experienced growth during the quarter, the majority of the loan growth this quarter was in the C&I portfolio, specifically in the specialty finance loan portfolio, which rose $314.9 million or 15.8% (not annualized) to $2.3 billion. The CRE portfolio increased $80.4 million to $7.1 billion, up 4.6% on an annualized basis, while the multi-family portfolio rose $48.9 million to $30.0 billion, or 1.0% annualized.

While we continued to redeploy our excess cash position during the current first quarter, this quarter we utilized a large portion of cash to pay down some of our wholesale borrowings, as we refrained from investing in securities given current market conditions. Accordingly, the balance of available-for-sale securities increased $111.1 million or 7.9% annualized to $5.7 billion, while the balance of cash and cash equivalents declined $466.4 million to $1.0 billion. Total securities as a percentage of total assets was 11.0% during the first quarter, relatively unchanged from 10.9% at December 31, 2018. At March 31, 2019 approximately 32.0% of the securities portfolio was indexed to variable rates, mainly one-month and three-month LIBOR and prime.

The loan growth during the first quarter was once again funded primarily through deposits. Total deposits for the three months ended March 31, 2019 grew $836.7 million or 10.9% annualized to $31.6 billion compared to December 31, 2018. First quarter deposit growth was driven by growth in CDs, and to a lesser extent by growth in non-interest bearing deposits and in savings accounts, while interest-bearing checking and money market accounts declined modestly. CDs increased $573.5 million or 18.8% annualized to $12.8 billion compared to the CD balances at year-end. Non-interest bearing accounts rose $193.1 million or 32.2% annualized to $2.6 billion, while savings accounts increased $117.6 million or 10.1% annualized to $4.8 billion. Interest-bearing checking and money market accounts declined $47.5 million or 1.6% annualized to $11.5 million.

At March 31, 2019, borrowed funds totaled $13.3 billion, down $950.0 million or 26.7% annualized compared to $14.2 billion at year-end 2018. The decline was entirely attributable to a decline in wholesale borrowings, which consist mostly of FHLB-NY borrowings.

Total stockholders’ equity at March 31, 2019, was $6.6 billion compared to $6.7 billion at December 31, 2018. Common stockholders’ equity to total assets was 11.75% compared to 11.85% at December 31, 2018. The modest decline was due to balance sheet growth during the current first quarter. Book value per common share was to $13.11 at March 31, 2019 compared to $12.99 at December 31, 2018.

Excluding goodwill of $2.4 billion, tangible common stockholders’ equity totaled $3.7 billion at March 31, 2019, relatively unchanged compared to December 31, 2018. Tangible common stockholders’ equity to tangible assets was 7.44% compared to 7.51% at December 31, 2018. Tangible book value per common share at March 31, 2019 was $7.92 compared to $7.85 at December 31, 2018.

Loans and Leases

Loans and Leases Held for Investment

The majority of the loans we produce are loans and leases held for investment and most of the held-for-investment loans we produce are multi-family loans. Our production of multi-family loans began five decades ago in the five boroughs of New York City, where the majority of the rental units currently consist of non-luxury, rent-regulated apartments featuring below-market rents. In addition to multi-family loans, our portfolio of loans held for investment contains a large number of CRE loans, most of which are secured by income-producing properties located in New York City and Long Island.

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

In first quarter 2019, we originated $2.0 billion of held-for-investment loans, down 6% from the $2.2 billion we originated in fourth quarter 2018 and down 16% from the $2.4 billion we originated in the first quarter of 2018. The year-over-year and linked-quarter decreases were primarily the result of declines in multi-family and CRE originations, offset by 73% and 31% increases in specialty finance originations. Multi-family originations during the first quarter were $1.0 billion a decrease of 21% compared to $1.3 billion during the fourth quarter of 2018 and 41% compared to the $1.7 billion during the first quarter of 2018. CRE originations totaled $207.2 million, down 11% compared to $233.4 million in the prior quarter and up 17% compared to the prior year quarter, while specialty finance originations were $685.6 million as compared to $524.1 million during the previous quarter and $396.9 million during the prior year quarter. The following table presents information about the loans held for investment we originated for the respective periods:

LOANS AND LEASES ORIGINATED FOR INVESTMENT

(unaudited)

	For the Three Months Ended			Mar. 31, 2019 compared to
	Mar. 31,	Dec. 31,	Mar. 31,	Dec. 31,	Mar. 31,
	2019	2018	2018	2018	2018
(in thousands)
Mortgage Loans Originated for Investment:
Multi-family	$1,009,351	$1,278,514	$1,706,211	-21%	-41%
Commercial real estate	207,209	233,367	177,142	-11%	17%
One-to-four family residential	3,209	4,900	2,699	-35%	19%
Acquisition, development, and construction	12,024	12,293	15,321	-2%	-22%

Total mortgage loans originated for investment	1,231,793	1,529,074	1,901,373	-19%	-35%

Other Loans Originated for Investment:
Specialty finance	685,611	524,104	396,889	31%	73%
Other commercial and industrial	104,947	101,104	117,614	4%	-11%
Other	920	1,077	878	-15%	5%

Total other loans originated for investment	791,478	626,285	515,381	26%	54%

Total Loans and Leases Originated for Investment	$2,023,271	$2,155,359	$2,416,754	-6%	-16%

The individual held-for-investment loan portfolios are discussed in detail below.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our Primary Lending Niche.

At March 31, 2019 multi-family loans represented $30.0 billion, or 73.9%, of total loans held for investment reflecting a $48.9 million increase from the balance at December 31, 2018, and a $1.3 billion or 4.5% increase compared to March 31, 2018. The average multi-family loan had a principal balance of $6.1 million at the end of the current first quarter, which was relatively unchanged compared to the balance at December 31, 2018, and an average weighted life of 2.4 years at March 31, 2019, as compared to 2.6 years at December 31, 2018.

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

At March 31, 2019, the majority of our multi-family loans were secured by rental apartment buildings. In addition, 77.7% of our multi-family loans were secured by buildings in the metro New York City area and 3.6% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

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

Commercial Real Estate Loans

CRE loans represented $7.1 billion, or 17.5%, of total loans held for investment at the end of the current first quarter, an $80.4 million increase from the balance at December 31, 2018, and a $173.6 million decrease from the balance at March 31, 2018.

At March 31, 2019, the average CRE loan had a principal balance of $6.3 million, up 4% from the average principal balance at December 31, 2018 and the average weighted life was 2.6 years at March 31, 2019, as compared to 2.7 years at December 31, 2018 and 2.9 years at March 31, 2018.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At March 31, 2019, 86.2% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.8% of the properties securing our CRE credits, while all other states accounted for 10.9%, combined.

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

Acquisition, Development, and Construction Loans

The balance of ADC loans declined $115.1 million on a year-over-year basis, and $81.2 million sequentially to $326.6 million representing 0.8% of total held-for-investment loans at the current first-quarter end. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. We had no recoveries against guarantees for the three months ended March 31, 2019.

C&I Loans

Our C&I loans are divided into two categories: specialty finance loans and leases and other C&I loans, as further described below.

Specialty Finance Loans and Leases

At March 31, 2019, specialty finance loans and leases represented $2.3 billion of total loans held for investment, up $314.9 million or 16% sequentially and up $747.5 million or 48% on a year-over-year basis.

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

Other C&I Loans

In the three months ended March 31, 2019, other C&I loans totaled $477.5 million, compared to $469.9 million at December 31, 2018 and $522.0 million at March 31, 2018.

Included in the quarter-end balance were taxi medallion-related loans of $69.6 million, representing 0.17% of total held-for-investment loans at March 31, 2019.

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

One-to-Four Family Loans

At March 31, 2019, one-to-four family loans held for investment decreased slightly on a sequential basis to $435.7 million, representing 1.1% of total loans held for investment at that date. At March 31, 2018, the balance of one-to-four family loans held for investment was $465.7 million.

Other Loans

At March 31, 2019, other loans totaled $8.0 million and consisted primarily of consumer loans, most of which were overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Commercial Credit Committee and the Mortgage and Real Estate and Credit Committees of the Board, and the Board of Directors of the Bank.

C&I loans less than or equal to $3.0 million are approved by the joint authority of lending officers. C&I loans in excess of $3.0 million and all multifamily, CRE, ADC and Specialty Finance loans regardless of amount are required to be presented to the Management Credit Committee for approval. Multifamily, CRE and C&I loans in excess of $5.0 million and Specialty finance in excess of $15.0 million are also required to be presented to the Commercial Credit Committee and the Mortgage and Real Estate Committee of the Board, as applicable so that the Committees can review the loan’s associated risks. The Commercial Credit and Mortgage and Real Estate Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

All mortgage loans in excess of $50.0 million, Specialty Finance loans in excess of $15.0 million and all other C&I loans in excess of $5.0 million require approval by the Mortgage and Real Estate Committee or the Credit Committee of the Board, as applicable.

In addition, all loans of $20.0 million or more originated by the Bank continue to be reported to the Board of Directors.

At March 31, 2019, the largest loan in our portfolio was a $246.0 million multi-family loan originated by the Bank on February 8, 2018 collateralized by six properties in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2019:

	At March 31, 2019
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,648,817	25.55%	$3,468,286	48.99%
Brooklyn	5,067,754	16.93	530,501	7.49
Bronx	3,986,260	13.32	89,394	1.26
Queens	2,514,449	8.40	611,841	8.64
Staten Island	82,583	0.28	54,748	0.77

Total New York City	$19,299,863	64.48%	$4,754,770	67.15%

New Jersey	3,406,337	11.38	524,223	7.41
Long Island	559,774	1.87	825,065	11.66

Total Metro New York	$23,265,974	77.73%	$6,104,058	86.22%

Other New York State	1,091,288	3.64	200,821	2.84
All other states	5,575,567	18.63	774,362	10.94

Total	$29,932,829	100.00%	$7,079,241	100.00%

At March 31, 2019, the largest concentration of ADC loans held for investment was located in New York City, with a total of $324.2 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Outstanding Loan Commitments

At March 31, 2019, we had outstanding loan commitments of $1.4 billion, down $3.3 million from the level at December 31, 2018 and down $888.1 million compared to $2.3 billion at March 31, 2018.

Multi-family, CRE, and ADC loans together represented $638.6 million of held-for-investment loan commitments at the end of the quarter, while other loans represented $1.4 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $945.4 million and commitments to originate other C&I loans of $293.0 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $513.8 million at March 31, 2019, a $5.6 million increase from the volume at December 31, 2018. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Loans Held for Investment and Repossessed Assets

Total NPAs increased $15.0 million, or 27% to $71.3 million, or 0.14% of total assets at March 31, 2019 compared to $56.3 million, or 0.11% of total assets at December 31, 2018. The increase was entirely due to one C&I borrower.

Repossessed assets totaled $12.8 million at March 31, 2019, up 18.2% compared to the prior quarter. The majority of our repossessed assets consist of repossessed taxi medallions, which represented $10.8 million of repossessed assets during the current quarter and $8.2 million in the prior quarter. At March 31 2019, the Company’s total taxi medallion-related loans were $69.6 million compared to $73.7 million at year end 2018.

In the first quarter of 2019, the Company recorded net charge-offs of $2.0 million or 0.00% of average loans compared to $2.6 million or 0.01% in the prior quarter. As in the previous quarter, the majority of our net charge-offs were taxi medallion-related. Aside from taxi medallion-related charge-offs, the Company did not have any charge-offs this quarter in its multi-family, CRE, and C&I portfolios.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2018 to March 31, 2019:

			Change from December 31, 2018 to March 31, 2019
(dollars in thousands)	March 31, 2019	December 31, 2018	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$4,070	$4,220	$(150)	(3.55)%
Commercial real estate	3,007	3,021	(14)	(0.46)
One-to-four family	1,637	1,651	(14)	(0.85)
Acquisition, development, and construction	—	—	—	—

Total non-accrual mortgage loans	8,714	8,892	(178)	(2.00)
Non-accrual other loans (1)	49,860	36,614	13,246	36.18

Total non-performing loans	$58,574	$45,506	$13,068	28.72%

(1)	Includes $33.8 million and $35.5 million of non-accrual taxi medallion-related loans at March 31, 2019 and December 31, 2018, respectively.

The following table sets forth the changes in non-performing loans over the three months ended March 31, 2019:

(in thousands)
Balance at December 31, 2018	$45,506
New non-accrual	19,153
Charge-offs	(262)
Transferred to other real estate owned	—
Loan payoffs, including dispositions and principal pay-downs	(5,823)
Restored to performing status	—

Balance at March 31, 2019	$58,574

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At March 31, 2019 and December 31, 2018, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

Non-performing loans are reviewed regularly by management and discussed on a monthly basis with the Management Credit Committee, the Commercial and the Mortgage and Real Estate Credit Committees of the Board, and the Boards of Directors of the Company and the Bank, as applicable. Collateral-dependent non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2019. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

In addition, one-to-four family loans, ADC loans, and other loans represented 1.1%, 0.81%, and 6.7%, respectively, of total loans and leases held for investment at March 31, 2019, comparable to, or consistent with, the levels at December 31, 2018. Furthermore, at the end of the current first quarter, only 1.8% of our other loans and 0.38% of one-to-four family loans were non-performing at that date, while we had no non-performing ADC loans.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2018 to March 31, 2019:

			Change from December 31, 2018 to March 31, 2019
(dollars in thousands)	March 31, 2019	December 31, 2018	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$2,359	$—	$2,359	NM %
Commercial real estate	3,278	—	3,278	NM
One-to-four family	9	9	—	NM
Acquisition, development, and construction	6,608	—	6,608	NM
Other loans (1)	276	555	(279)	(50.27)

Total loans 30-89 days past due	$12,530	$564	$11,966	2,121.63%

(1)	Includes $0 and $530,000 of non-accrual taxi medallion-related loans at March 31, 2019 and December 31, 2018, respectively.

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

Reflecting management’s assessment of the allowance for loan losses, we recorded a $1.2 million recovery on loan losses in the current first quarter, as compared to a provision for loan losses of $2.8 million in the trailing three months. Reflecting the first-quarter recovery, and the aforementioned net charge-offs, the allowance for losses on loans was $156.6 million at March 31, 2019. This represented 0.39% of total loans and 267.42% of non-performing loans at that date.

Based upon all relevant and available information as of the end of the current first quarter, management believes that the allowance for losses on loans was appropriate at that date.

At March 31, 2019, our three largest non-performing loans were two C&I loans with balances of $13.0 million and $4.1 million, and a multi-family loan with a balance of $4.1 million. The borrower with the $13.0 million non-performing loan also has a $2.0 million non-performing loan as part of his relationship.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At March 31, 2019, non-accrual TDRs included taxi medallion-related loans with a combined balance of $22.1 million.

At March 31, 2019, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $34.6 million; loans in connection with which forbearance agreements were reached totaled $37,000 at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, and ADC loans were 100%. The success rates for restructured one-to-four family and other loans were 50% and 85%, respectively, at March 31, 2019.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the three months ended March 31, 2019:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2018	$9,162	$25,719	$34,881
New TDRs	—	2,667	2,667
Charge-offs	—	(96)	(96)
Loan payoffs, including dispositions and principal pay-downs	(1,762)	(1,091)	(2,853)

Balance at March 31, 2019	$7,400	$27,199	$34,599

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2019, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current first quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan losses, our non-performing assets, and our 30 to 89 days past due loans at March 31, 2019 and December 31, 2018.

	At or For the	At or For the
	Three Months Ended	Year Ended
(dollars in thousands)	March 31, 2019	December 31, 2018
Allowance for Loan Losses:
Balance at beginning of period	$159,820	$158,046
(Recovery of) provision for losses	(1,222)	18,256
Charge-offs:
Multi-family	—	(34)
Commercial real estate	—	(3,191)
One-to-four family residential	—	—
Acquisition, development, and construction		(2,220)
Other loans	(2,079)	(12,897)

Total charge-offs	(2,079)	(18,342)
Recoveries:
Multi-family	—	—
Commercial real estate	—	137
One-to-four family residential	—	—
Acquisition, development, and construction	7	127
Other loans	110	1,596

Total recoveries	117	1,860

Net charge-offs	(1,962)	(16,482)

Balance at end of period	$156,636	$159,820

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$4,070	$4,220
Commercial real estate	3,007	3,021
One-to-four family residential	1,637	1,651
Acquisition, development, and construction	—	—

Total non-accrual mortgage loans	8,714	8,892
Other non-accrual loans	49,860	36,614

Total non-performing loans	$58,574	$45,506
Repossessed assets (1)	12,758	10,794

Total non-performing assets	$71,332	$56,300

Asset Quality Measures:
Non-performing loans to total loans	0.14%	0.11%
Non-performing assets to total assets	0.14	0.11
Allowance for loan losses to non-performing loans	267.42	351.21
Allowance for loan losses to total loans	0.39	0.40
Net charge-offs during the period to average loans outstanding during the period	0.00	0.04

Loans 30-89 Days Past Due:
Multi-family	$2,359	$—
Commercial real estate	3,278	—
One-to-four family residential	9	9
Acquisition, development, and construction	6,608	—
Other loans	276	555

Total loans 30-89 days past due (2)	$12,530	$564

(1)	Includes $10.8 million and $8.2 million of repossessed taxi medallions at March 31, 2019 and December 31, 2018, respectively.
(2)	Includes $0 and $530,000 of taxi medallion loans at March 31, 2019 and December 31, 2018, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at March 31, 2019:

(in thousands)
New York	$52,014
New Jersey	4,954
Arizona	847
All other states	759

Total non-performing loans	$58,574

Securities

Securities increased $112.7 million from December 31, 2018 to $5.8 billion or 11.0% of total assets at March 31, 2019. During the second quarter of 2017, we reclassified our entire securities portfolio as “Available-for-Sale”. Accordingly, at March 31, 2019 and December 31, 2018, we had no securities designated as “Held-to-Maturity”. At March 31, 2019, 32% of the securities portfolio was variable rates, mainly one- and three-month LIBOR and prime.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At March 31, 2019 and December 31, 2018, the Bank held FHLB-NY stock in the amount of $588.2 million and $644.6 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $11.4 million and $9.3 million, respectively, in the three months ended March 31, 2019 and 2018.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $4.6 million to $982.3 million in the three months ended March 31, 2019.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both March 31, 2019 and December 31, 2018. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $1.7 billion in the three months ended March 31, 2019, down from the $1.9 billion recorded in the year-earlier three months. Cash flows from the repayment and sales of securities totaled $589.0 million and $346.6 million, respectively, in the corresponding periods, while purchases of securities totaled $655.4 million and $292.9 million, respectively.

Deposits

Our ability to retain and attract deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay, the types of products we offer, and the attractiveness of their terms. From time to time, we have chosen not to compete actively for deposits, depending on our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand.

In the three months ended March 31, 2019, total deposits of $31.6 billion were up $836.7 million as compared to the level recorded at December 31, 2018. CDs represented 40.4% of total deposits at the end of the first quarter, and total deposits represented 60.6% of total assets at that date.

Included in the March 31, 2019 balance of deposits were institutional deposits of $1.8 billion and municipal deposits of $1.1 billion, as compared to $1.8 billion and $961.9 million, respectively, at December 31, 2018. Brokered deposits rose $5.9 million during the first quarter, to $4.0 billion, reflecting an $114.0 million decrease in brokered money market accounts to $1.8 billion and a $51.8 million increase in brokered CDs to $1.4 billion. In addition, at March 31, 2019, we had $854.2 million of brokered interest bearing checking accounts, an increase of $68.1 million from December 31, 2018. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. In the three months ended March 31, 2019, the balance of borrowed funds decreased $950.0 million from year-end 2018 to $13.3 billion, representing 25.4% of total assets, at that date. The majority of the decrease was related to a higher balance of wholesale borrowings.

Wholesale Borrowings

Wholesale borrowings declined $950.0 million from the year-end 2018 amount to $12.6 billion, representing 24.2% of total assets, at March 31, 2019.

FHLB-NY advances decreased $1.3 billion since December 31, 2018, to $11.8 billion, while the balance of repurchase agreements were $800 million at March 31, 2019 and $500 million at December 31, 2018.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At March 31, 2019, the balance of subordinated notes was $294.6 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $359.5 million at the end of the current first quarter, comparable to the balance at December 31, 2018.

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

We managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We continued the origination of certain C&I loans that feature floating interest rates; (3) We replaced maturing wholesale borrowings with longer term borrowings, including some with callable features; and (4) We entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans.

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

At March 31, 2019, our one-year gap was a negative 17.91%, compared to a negative 22.56% at December 31, 2018.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2019 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2019 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 9% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 16% and 10% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 59% for the first five years and 41% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 76% for the first five years and 24% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 83% for the first five years and 17% for years six through ten.

	At March 31, 2019
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$5,677,751	$5,711,260	$15,954,426	$10,804,063	$2,199,780	$120,165	$40,467,445
Mortgage-related securities (2)(3)	45,535	148,936	559,523	743,713	648,409	704,644	2,850,760
Other securities (2)	1,981,240	226,498	53,889	51,019	878,933	270,501	3,462,080
Interest-earning cash and cash equivalents	831,988	—	—	—	—	—	831,988

Total interest-earning assets	8,536,514	6,086,694	16,567,838	11,598,795	3,727,122	1,095,310	47,612,273

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	6,017,299	808,363	1,462,989	860,652	2,333,288	—	11,482,591
Savings accounts	700,708	1,015,136	616,857	455,364	1,972,812	—	4,760,877
Certificates of deposit	3,160,574	7,362,289	2,043,534	199,864	1,518	—	12,767,779
Borrowed funds	1,144,926	3,750,000	2,572,661	—	5,650,000	140,323	13,257,910

Total interest-bearing liabilities	11,023,507	12,935,788	6,696,041	1,515,880	9,957,618	140,323	42,269,157

Interest rate sensitivity gap per period (4)	$(2,486,993)	$(6,849,094)	$9,871,797	$10,082,915	$(6,230,496)	$954,987	$5,343,116

Cumulative interest rate sensitivity gap	$(2,486,993)	$(9,336,087)	$535,710	$10,618,625	$4,388,129	$5,343,116

Cumulative interest rate sensitivity gap as a percentage of total assets	(4.77)%	(17.91)%	1.03%	20.37%	8.42%	10.25%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	77.44%	61.03%	101.75%	133.01%	110.42%	112.64%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of March 31, 2019, the impact of a 100-bp decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 16.21% per annum. Conversely, the impact of a 100-bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 4.57% per annum.

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

Based on the information and assumptions in effect at March 31, 2019, the following table reflects the estimated percentage change in our NPV, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Net Portfolio Value
+100	(4.20)%
+200	(10.28)%
-100	(1.57)%

(1)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2019, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(3.28)%
+200	(5.74)%
-100	4.25%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2019, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 0.07% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 4.99% increase in net interest income.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $990.0 million and $1.5 billion, respectively, at March 31, 2019 and December 31, 2018. As in the past, our portfolios of loans and securities provided liquidity in the first three months of the year, with cash flows from the repayment and sale of loans totaling $1.7 billion and cash flows from the repayment and sale of securities totaling $589.0 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Banks’ approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2019, our available borrowing capacity with the FHLB-NY was $8.9 billion. In addition, the Bank had $5.7 billion of available-for-sale securities, at that date.

Furthermore, the Bank has agreements with the FRB-NY that enables it to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Bank pledged certain loans and securities to collateralize any funds they may borrow. At March 31, 2019, the maximum amount the Bank could borrow from the FRB-NY was $1.5 billion. There were no borrowings against either of these lines of credit at that date.

Our primary investing activity is loan production. In the first three months of 2019, the volume of loans originated for investment was $2.0 billion. During this time, the net cash used in investing activities totaled $367.6 million. Our operating activities provided net cash of $158.4 million, while the net cash used in our financing activities totaled $275.8 million.

CDs due to mature in one year or less from March 31, 2019 totaled $10.5 billion, representing 82.4% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

In each of the four quarters of 2018, the Company was required to receive a non-objection from the FRB to pay all dividends; non-objections were received from the FRB in all four quarters of the year. Beginning in 2019, the Company no longer is required to receive non-objection from the FRB to pay dividends.

The Parent Company’s ability to pay dividends may also depend, in part, upon dividends it receives from the Bank. The ability of the Community Bank to pay dividends and other capital distributions to the Parent Company is generally limited by New York State Banking Law and regulations, and by certain regulations of the FDIC. In addition, the Superintendent of the New York State Department of Financial Services (the “Superintendent”), the FDIC, and the FRB, for reasons of safety and soundness, may prohibit the payment of dividends that are otherwise permissible by regulations.

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the three months ended March 31, 2019, the Bank paid dividends totaling $95.0 million to the Parent Company, leaving $265.7 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at March 31, 2019 included $170.2 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. To date the Company has repurchased a total of 23.9 million shares at an average price of $9.54 or an aggregate purchase of $227.9 million, leaving $72.1 million remaining under the current authorization.

Common stockholders’ equity represented 11.75% and 11.85% of total assets at March 31, 2019, and December 31, 2018, and was equivalent to a book value per common share of $13.11, and $12.99 at the respective dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At March 31, 2019 and December 31, 2018, we had outstanding common shares of 467,236,136 and 473,536,604, respectively.

Tangible common stockholders’ equity was relatively stable at $3.7 billion, representing 7.44% of tangible assets and a tangible book value per common share of $7.92 at March 31, 2019. At December 31, 2018, tangible common stockholders’ equity totaled $3.7 billion or 7.51% of tangible assets and a tangible book value per common share of $7.85.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At March 31, 2019 and December 31, 2018 we recorded goodwill of $2.4 billion, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $30.7 million from the balance at the end of last year and increased $1.2 million from the year-ago quarter to $57.0 million at March 31, 2019. The year-to-date increase was primarily the result of a $28.9 million increase in the net unrealized gain on available-for-sale securities, net of tax, to $18.3 million and a $30.7 million decrease in net unrealized loss on pension and post-retirement obligations, net of tax, to $69.3 million.

At March 31, 2019, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At March 31, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,759,748	10.27%	$4,262,587	11.65%	$5,061,796	13.83%	$4,262,587	8.68%
Minimum for capital adequacy purposes	1,647,190	4.50	2,196,254	6.00	2,928,338	8.00	1,964,854	4.00

Excess	$2,112,558	5.77%	$2,066,333	5.65%	$2,133,458	5.83%	$2,297,733	4.68%

At March 31, 2019, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 583 bp and the fully-phased in capital conservation buffer by 333 bp.

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At March 31, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,745,185	12.97%	$4,745,185	12.97%	$4,902,922	13.40%	$4,745,185	9.66%
Minimum for capital adequacy purposes	1,646,714	4.50	2,195,619	6.00	2,927,492	8.00	1,964,144	4.00

Excess	$3,098,471	8.47%	$2,549,566	6.97%	$1,975,430	5.40%	$2,781,041	5.66%

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended March 31, 2019

The Company reported net income of $97.6 million for the three months ended March 31, 2019, down 8.4% from the $106.6 million for the three months ended March 31, 2018. Net income available to common shareholders was $89.4 million, down 9.1% compared to $98.3 million in the year-ago first quarter. In the current first quarter period, the Company paid $3.5 million in severance costs and $5.5 million related to branch rationalization costs, whereas no such costs were incurred in the first quarter of last year. Net income was also impacted by a $70.8 million increase in interest expense on interest-bearing liabilities compared to the year-ago quarter. Diluted earnings per common share for the three months ended March 31, 2019 was $0.19 as compared to $0.20 for the three months ended March 31, 2018.

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

Linked-Quarter and Year-Over-Year Comparison

Both the year-over-year and sequential decline in net interest income was primarily attributable to an increase in our cost of funds, as short-term interest rates rose throughout the second half of 2017 and all of 2018. This was partially offset by higher yields on our loan portfolio, as well as continued loan growth. Details of the decline in net interest income follow:

•

Interest income of $446.2 million in the current first quarter increased $41.8 million from the year earlier quarter and $3.3 million from the amount reported in the trailing quarter. Interest income from loans of $379.8 million increased $23.9 million compared to the year-ago quarter and $4.5 million compared to the prior quarter, while interest income from securities and money market investments increased $18.0 million from the year-ago quarter, but decreased $1.2 million from the trailing quarter to $66.4 million.

•

Interest income was driven by a $458.0 million decrease in average earning assets to $47.0 billion offset by a seven bp increase on the average yield to 3.80%. The decrease in average earning assets was the result of lower balances in cash and cash equivalents, while the average yields for loans, securities and cash all increased.

•

Interest expense rose $70.8 million on a year-over-year basis and $9.2 million sequentially to $204.8 million, primarily due to higher levels of interest expense on interest-bearing deposits largely driven by higher CD balances and higher costs associated with those balances.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.03%, the margin was six bps narrower than the trailing-quarter measure and 39-bp narrower than the margin recorded in the first quarter of last year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and net interest margin in the periods noted:

	For the Three Months Ended						Mar. 31, 2019 compared to
	Mar. 31, 2019		Dec. 31, 2018		Mar. 31, 2018		Dec. 31, 2018		Mar. 31, 2018
(dollars in thousands)
Total Interest Income	$446,174		$442,872		$404,325		1%		10%

Prepayment Income:
Loans	$9,341		$9,101		$11,779		3%		-21%
Securities	227		353		2,933		-36%		-92%

Total prepayment income	$9,568		$9,454		$14,712		1%		-35%

GAAP Net Interest Margin	2.03%		2.09%		2.42%		-6	bp	-39	bp
Less:
Prepayment income from loans	8	bp	8	bp	11	bp	0	bp	-3	bp
Prepayment income from securities	—		—		2		0	bp	-2	bp

Plus:
Total prepayment income contribution to and subordinated debt impact on net interest margin	8	bp	8	bp	13	bp	0	bp	-5	bp

Adjusted Net Interest Margin (non-GAAP)(1)	1.95%		2.01%		2.29%		-6	bp	-34	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis

	For the Three Months Ended
	March 31, 2019				December 31, 2018				March 31, 2018
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$39,890,669	$379,790	3.81%		$39,776,600	$375,307	3.77%		$38,290,886	$355,917	3.72%
Securities (2)(3)	6,263,933	61,037	3.91		5,878,349	57,098	3.88		4,066,613	39,992	3.95
Interest-earning cash and cash equivalents	892,187	5,347	2.43		1,849,838	10,467	2.24		2,134,976	8,416	1.60

Total interest-earning assets	47,046,789	446,174	3.80		47,504,787	442,872	3.73		44,492,475	404,325	3.64
Non-interest-earning assets	4,570,768				4,274,215				4,369,908

Total assets	$51,617,557				$51,779,002				$48,862,383

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$11,478,820	$50,159	1.77%		$11,602,054	$48,726	1.67%		$12,627,483	$34,369	1.10%
Savings accounts	4,669,824	8,083	0.70		4,743,586	7,818	0.65		5,063,110	7,221	0.58
Certificates of deposit	12,298,274	67,775	2.23		11,731,234	61,085	2.07		8,804,862	30,515	1.41

Total interest-bearing deposits	28,446,918	126,017	1.80		28,076,874	117,629	1.66		26,495,455	72,105	1.10
Borrowed funds	13,491,860	78,832	2.37		14,046,944	78,007	2.20		12,927,318	61,922	1.94

Total interest-bearing liabilities	41,938,778	204,849	1.98		42,123,818	195,636	1.84		39,422,773	134,027	1.38
Non-interest-bearing deposits	2,477,420				2,631,408				2,401,542
Other liabilities	594,077				275,959				247,498

Total liabilities	45,010,275				45,031,185				42,071,813
Stockholders’ equity	6,607,282				6,747,817				6,790,570

Total liabilities and stockholders’ equity	$51,617,557				$51,779,002				$48,862,383

Net interest income/interest rate spread		$241,325	1.82%			$247,236	1.89%			$270,298	2.26%

Net interest margin			2.03%				2.09%				2.42%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	x			1.13	x			1.13	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

(Recovery of) Provision for Loan Losses

The provision for losses on loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” we recorded a recovery of loan losses of $1.2 million in the current first quarter, as compared to a provision for loan losses of $2.8 million for the three months ended December 31, 2018 and a provision for loan losses of $9.6 million for the three months ended March 31, 2018.

For additional information about our provisions for and recoveries of loan losses, see the discussion of the allowances for loan losses under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others— fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and revenues produced through the sale of third-party investment products.

Non-interest income totaled $24.8 million in the current first quarter, up $1.7 million or 7% compared to the fourth quarter of 2018 and up $1.9 million or 8.4% compared to the first quarter of 2018. The current first quarter included $7.0 million of net gains on the sale of securities compared to a $1.2 million net loss in the prior quarter and a net loss of $466,000 in the year-ago quarter. Additionally, during the current quarter, the Company sold its wealth management business, Peter B. Cannell & Co. This resulted in a $5.1 million or 59% decrease in other income, which was offset by the net gain on the sale of securities.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Fee income	$7,228	$7,709	$7,327
BOLI income	6,975	7,828	6,804
Net gain (loss) on securities	6,987	(1,184)	(466)
Other income:
Third-party investment product sales	2,896	2,991	3,075
Other	699	5,729	6,117

Total other income	3,595	8,720	9,192

Total non-interest income	$24,785	$23,073	$22,857

Non-Interest Expense

Non-interest expense consists of compensation and benefits expense, occupancy and equipment expense, and G&A expense.

Total non-interest expense for the current first quarter was $138.8 million, up $3.8 million or 3% compared to the fourth quarter of 2018 and down modestly compared to the first quarter of 2018. Included in the current quarter’s results were certain items which together totaled $9.0 million: $3.5 million in severance costs and $5.5 million related to branch rationalization costs. Excluding these two items, total non-interest expenses, on a non-GAAP basis, would have totaled $129.7 million this quarter, down $5.2 million or 4% compared to the prior quarter and down $9.4 million or 7% compared to the year-ago quarter. The efficiency ratio for the first quarter of 2019 was 52.15% compared to 49.92% for the fourth quarter of 2018 and 47.45% for the first quarter of 2018. Excluding the two items, the adjusted efficiency ratio for the first quarter of 2019 would have been 48.75%, down 117 basis points compared to the prior quarter, but up 130 bp compared to the first quarter of 2018.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019 was $31.0 million, relatively unchanged from the three months ended December 31, 2018, but down $6.9 million or 18% compared to the three months ended March 31, 2018. The effective tax rate for the current first quarter was 24.10%, up modestly from 23.27% recorded in the fourth quarter of 2018 and down from the 26.25% recorded in the first quarter of 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 73 and 77 of our 2018 Annual Report on Form 10-K, filed with the SEC on March 1, 2019. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Management of Market and Interest Rate Risk” earlier in this quarterly report.

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

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as such factors could materially affect the Company’s business, financial condition, or future results of operations. There have been no material changes to the risk factors disclosed in the Company’s 2018 Annual Report on Form 10-K.

The risks described in the 2018 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

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

As indicated in the table below, during the three months ended March 31, 2019, the Company allocated 730,488 shares or $7.7 million toward the repurchase of shares tied to its stock-based incentive plans. Also, during the first quarter of the year, the Company repurchased $67.1 million or 7.1 million shares of its common stock under its recently authorized share repurchase program, leaving $72.1 million remaining under the current repurchase authorization at March 31, 2019.

(dollars in thousands, except per share data)
First Quarter 2019	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	7,670,751	$9.53	$73,075
February 1 – February 28	316	12.05	4
March 1 – March 31	145,161	11.78	1,709

Total shares repurchased	7,816,228	9.57	$74,788

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (3)

3.4	Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017. (4)

3.5	Amended and Restated Bylaws. (5)

4.1	Specimen Stock Certificate. (6)

4.2	Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (7)

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565).
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 10, 2019	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 10, 2019	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer