Form 10-Q
period 2019-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2019-08-09
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
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
(Registrant’s telephone number, including area code) (516)
 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock , $0.01 par value per share Bifurcated Option Note Unit SecuritiES SM	NYCB NYCB PU	New York Stock Exchange New York Stock Exchange

Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, $0.01 par value	NYCB PR A	New York Stock Exchange

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
of the Exchange Act).    Yes
☐
    No
☒

467,362,387
Number of shares of common stock outstanding at August 1, 2019

NEW YORK COMMUNITY BANCORP, INC.
FORM
10-Q
Quarter Ended June 30, 2019

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
COMMERCIAL REAL ESTATE LOAN
A mortgage loan secured by either an income-producing property owned by an investor and leased primarily for commercial purposes or, to a lesser extent, an owner-occupied building used for business purposes. The CRE loans in our portfolio are typically either secured by office buildings, retail shopping centers, light industrial centers with multiple tenants, or mixed-use
properties.
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
RENT-REGULATED APARTMENTS
In New York City, where the vast majority of the properties securing our multi-family loans are located, the amount of rent that tenants may be charged on the apartments in certain buildings is restricted under rent-stabilization laws. Rent-stabilized apartments are generally located in buildings with six or more units that were built between February 1947 and January 1974.

Rent-regulated apartments tend to be more affordable to live in because of the applicable regulations, and buildings with a preponderance of such rent-regulated apartments are therefore less likely to experience vacancies in times of economic adversity.
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

LIST OF ABBREVIATIONS AND ACRONYMS

ADC - Acquisition, development, and construction loan	FHLB-NY - Federal Home Loan Bank of New York

ALCO - Asset and Liability Management Committee	FOMC - Federal Open Market Committee

AMT - Alternative minimum tax	FRB - Federal Reserve Board

AmTrust - AmTrust Bank	FRB-NY - Federal Reserve Bank of New York

AOCL - Accumulated other comprehensive loss	Freddie Mac - Federal Home Loan Mortgage Corporation

ASC - Accounting Standards Codification	FTEs - Full-time equivalent employees

ASU - Accounting Standards Update	GAAP - U.S. generally accepted accounting principles

BOLI - Bank-owned life insurance	GLBA - The Gramm Leach Bliley Act

BP - Basis point(s)	GNMA - Government National Mortgage Association

C&I - Commercial and industrial loan	GSEs - Government-sponsored enterprises

CCAR - Comprehensive Capital Analysis and Review	HQLAs - High-quality liquid assets

CDs - Certificates of deposit	LIBOR-London Interbank Offered Rate

CFPB - Consumer Financial Protection Bureau	LSA - Loss Share Agreements

CMOs - Collateralized mortgage obligations	LTV - Loan-to-value ratio

CMT - Constant maturity treasury rate	MBS – Mortgage-backed securities

CPI - Consumer Price Index	MSRs - Mortgage servicing rights

CPR - Constant prepayment rate	NIM - Net interest margin

CRA - Community Reinvestment Act	NOL - Net operating loss

CRE - Commercial real estate loan	NPAs - Non-performing assets

Desert Hills - Desert Hills Bank	NPLs - Non-performing loans

DIF - Deposit Insurance Fund	NPV - Net Portfolio Value

DFA - Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSDFS - New York State Department of Financial Services

DSCR - Debt service coverage ratio	NYSE - New York Stock Exchange

EPS - Earnings per common share	OCC - Office of the Comptroller of the Currency

ERM - Enterprise Risk Management	OFAC - Office of Foreign Assets Control

ESOP - Employee Stock Ownership Plan	OREO - Other real estate owned

Fannie Mae - Federal National Mortgage Association	OTTI - Other-than-temporary impairment

ROU – Right of use asset

FASB - Financial Accounting Standards Board	SEC - U.S. Securities and Exchange Commission

FDI Act - Federal Deposit Insurance Act	SIFI - Systemically Important Financial Institution

FDIC - Federal Deposit Insurance Corporation	TDRs - Troubled debt restructurings

FHLB - Federal Home Loan Bank

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets:
Cash and cash equivalents	$1,228,295	$1,474,955
Securities:
Debt securities available-for-sale ($1,632,038 and $1,228,702 pledged, respectively)	5,738,146	5,613,520
Equity investments with readily determinable fair values, at fair value	32,585	30,551

Total securities	5,770,731	5,644,071

Loans and leases, net of deferred loan fees and costs	40,876,701	40,165,908
Less: Allowance for loan losses	(151,112)	(159,820)

Total loans and leases, net	40,725,589	40,006,088
Federal Home Loan Bank stock, at cost	582,348	644,590
Premises and equipment, net	327,788	346,179
Operating lease right-of-use assets	308,412	—
Goodwill	2,426,379	2,436,131
Bank-owned life insurance	987,528	977,627
Other real estate owned and other repossessed assets	11,691	10,794
Other assets	407,492	358,941

Total assets	$52,776,253	$51,899,376
Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$10,770,360	$11,530,049
Savings accounts	4,800,023	4,643,260
Certificates of deposit	14,286,286	12,194,322
Non-interest-bearing accounts	2,475,857	2,396,799

Total deposits	32,332,526	30,764,430

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	11,627,661	13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	12,427,661	13,553,661
Junior subordinated debentures	359,683	359,508
Subordinated notes	294,794	294,697

Total borrowed funds	13,082,138	14,207,866

Operating lease liabilities	308,073	—
Other liabilities	378,838	271,845

Total liabilities	46,101,575	45,244,141

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 467,358,939 and 473,536,604 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,099,474	6,099,940
Retained earnings	316,921	297,202
Treasury stock, at cost (23,080,131 and 16,902,466 shares, respectively)	(220,546)	(161,998)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of ($17,372) and $4,201, respectively	44,561	(10,534)
Net unrealized loss on the non-credit portion of OTTI losses on securities, net of tax of $2,517 and $2,517, respectively	(6,042)	(6,042)
Net unrealized loss on pension and post-retirement obligations, net of tax of $25,803 and $27,224, respectively	(67,434)	(71,077)

Total accumulated other comprehensive loss, net of tax	(28,915)	(87,653)

Total stockholders’ equity	6,674,678	6,655,235

Total liabilities and stockholders’ equity	$52,776,253	$51,899,376

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest Income:
Mortgage and other loans and leases	$387,634	$368,456	$767,424	$724,373
Securities and money market investments	66,118	48,876	132,502	97,284

Total interest income	453,752	417,332	899,926	821,657

Interest Expense:
Interest-bearing checking and money market accounts	47,772	40,380	97,931	74,749
Savings accounts	8,861	6,630	16,944	13,851
Certificates of deposit	80,651	39,534	148,426	70,049
Borrowed funds	78,778	66,833	157,610	128,755

Total interest expense	216,062	153,377	420,911	287,404

Net interest income	237,690	263,955	479,015	534,253
Provision for losses on loans	1,844	4,714	622	14,285

Net interest income after provision for loan losses	235,846	259,241	478,393	519,968

Non-Interest Income:
Fee income	7,487	7,492	14,715	14,819
Bank-owned life insurance	6,479	6,318	13,454	13,122
Net gain (loss) on securities	493	(303)	7,480	(769)
Other	3,138	9,199	6,733	18,391

Total non-interest income	17,597	22,706	42,382	45,563

Non-Interest Expense:
Operating expenses:
Compensation and benefits	72,573	80,314	154,013	164,289
Occupancy and equipment	21,889	25,026	44,851	49,910
General and administrative	28,590	32,802	62,955	63,050

Total non-interest expense	123,052	138,142	261,819	277,249

Income before income taxes	130,391	143,805	258,956	288,282
Income tax expense	33,145	36,451	64,133	74,376

Net income	97,246	107,354	194,823	213,906
Preferred stock dividends	8,207	8,207	16,414	16,414
Net income available to common shareholders	$89,039	$99,147	$178,409	$197,492
Basic earnings per common share	$0.19	$0.20	$0.38	$0.40
Diluted earnings per common share	$0.19	$0.20	$0.38	$0.40

Net income	$97,246	$107,354	$194,823	$213,906
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of ($10,232); $7,111; ( $ 23,100) and $31,718, respectively	26,258	(17,119)	59,013	(48,257)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income (loss), net of tax of $0; $0; $0; and ($821), respectively	—	—	—	(821)
Change in pension and post-retirement obligations, net of tax of ($710); ($547); ($1,421) and ($11,064), respectively	1,823	1,313	3,643	(7,343)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $10; $0; $1,527 and $0, respectively	(26)	—	(3,918)	—

Total other comprehensive income (loss), net of tax	28,055	(15,806)	58,738	(56,421)

Total comprehensive income, net of tax	$125,301	$91,548	$253,561	$157,485

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
(dollars in thousands)	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at January 1, 2019	473,536,604	$502,840	$4,904	$6,099,940	$297,202	$(161,998)	$(87,653)	$6,655,235
Shares issued for restricted stock, net of forfeitures	1,515,760	—	—	(15,058)	—	15,058	—	—
Compensation expense related to restricted stock awards	—	—	—	7,910	—	—	—	7,910
Net income	—	—	—	—	97,577	—	—	97,577
Dividends paid on common stock ($0.17)	—	—	—	—	(79,340)	—	—	(79,340)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Purchase of common stock	(7,816,228)	—	—	—	—	(74,788)	—	(74,788)
Other comprehensive income, net of tax	—	—	—	—	—	—	30,683	30,683

Balance at March 31, 2019	467,236,136	$502,840	$4,904	$6,092,792	$307,232	$(221,728)	$(56,970)	$6,629,070

Shares issued for restricted stock, net of forfeitures	126,288	—	—	(1,221)	—	1,221	—	—
Compensation expense related to restricted stock awards	—	—	—	7,903	—	—	—	7,903
Net income	—	—	—	—	97,246	—	—	97,246
Dividends paid on common stock ($0.17)	—	—	—	—	(79,350)	—	—	(79,350)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Purchase of common stock	(3,485)	—	—	—	—	(39)	—	(39)
Other comprehensive income, net of tax	—	—	—	—	—	—	28,055	28,055

Balance at June 30, 2019	467,358,939	$502,840	$4,904	$6,099,474	$316,921	$(220,546)	$(28,915)	$6,674,678

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
(dollars in thousands)	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at January 1, 2018	488,490,352	$502,840	$4,891	$6,072,559	$237,868	$(7,615)	$(15,167)	$6,795,376
Shares issued for restricted stock	2,015,663	—	13	(8,566)	—	8,553	—	—
Compensation expense related to restricted stock awards	—	—	—	9,762	—	—	—	9,762
Net income	—	—	—	—	106,552	—	—	106,552
Dividends paid on common stock ($0.17)	—	—	—	—	(83,242)	—	—	(83,242)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Effect of adopting ASU No. 2016-01	—	—	—	—	260	—	—	260
Effect of adopting ASU No. 2018-02	—	—	—	—	2,546	—	—	2,546
Purchase of common stock	(126,483)	—	—	—	—	(1,715)	—	(1,715)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(40,615)	(40,615)

Balance at March 31, 2018	490,379,532	$502,840	$4,904	$6,073,755	$255,777	$(777)	$(55,782)	$6,780,717

Shares issued for restricted stock	23,940	—	—	(313)	—	313	—	—
Compensation expense related to restricted stock awards	—	—	—	8,952	—	—	—	8,952
Net income	—	—	—	—	107,354	—	—	107,354
Dividends paid on common stock ($0.17)	—	—	—	—	(83,365)	—	—	(83,365)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Effect of adopting ASU No. 2016-01	—	—	—	—	—	—	—	—
Effect of adopting ASU No. 2018-02	—	—	—	—	—	—	—	—
Purchase of common stock	(23,767)	—	—	—	—	(293)	—	(293)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15,806)	(15,806)

Balance at June 30, 2018	490,379,705	$502,840	$4,904	$6,082,394	$271,559	$(757)	$(71,588)	$6,789,352

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$194,823	$213,906
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	622	14,285
Depreciation	13,771	16,549
Amortization of discounts and premiums, net	2,403	(3,095)
Net gain on securities	(7,480)	—
Gain on trading activity	(35)	(178)
Net loss (gain) on sales of loans	31	(178)
Stock-based compensation	15,813	18,714
Deferred tax expense	19,362	4,620
Changes in operating assets and liabilities:
(Decrease) increase in other assets (1)	(31,751)	10,140
Increase in other liabilities (2)	51,381	36,492
Purchases of securities held for trading	(22,500)	(113,615)
Proceeds from sales of securities held for trading	22,535	113,793
Proceeds from sales of loans originated for sale	—	35,258

Net cash provided by operating activities	258,975	346,691

Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	507,198	416,555
Proceeds from sales of securities available for sale	363,346	—
Purchase of securities available for sale	(912,974)	(1,116,898)
Redemption of Federal Home Loan Bank stock	85,349	51,139
Purchases of Federal Home Loan Bank stock	(23,107)	(100,395)
Proceeds from bank-owned life insurance	2,664	9,457
Proceeds from sales of loans	70,387	78,058
Other changes in loans, net	(790,541)	(1,149,413)
Dispositions (purchase) of premises and equipment, net	58	(7,619)

Net cash used in investing activities	(697,620)	(1,819,116)

Cash Flows from Financing Activities:
Net increase in deposits	1,568,096	453,682
Proceeds from long-term borrowed funds	1,504,820	3,450,000
Repayments of long-term borrowed funds	(2,631,000)	(2,570,000)
Cash dividends paid on common stock	(158,690)	(166,607)
Cash dividends paid on preferred stock	(16,414)	(16,414)
Treasury stock repurchased	(67,125)	—
Payments relating to treasury shares received for restricted stock award tax payments	(7,702)	(2,008)

Net cash provided by financing activities	191,985	1,148,653

Net decrease in cash, cash equivalents, and restricted cash	(246,660)	(323,772)
Cash, cash equivalents, and restricted cash at beginning of period	1,474,955	2,528,169

Cash, cash equivalents, and restricted cash at end of period	$1,228,295	$2,204,397

Supplemental information:
Cash paid for interest	$380,540	$280,653
Cash paid for income taxes	75,280	13,884
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$3,027	$2,461
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	324,360	—
Transfer of loans from held for investment to held for sale	70,418	77,880
Dispositions of premises and equipment	1,245	—
Shares issued for restricted stock awards	16,279	8,879

(1)	Includes $16.3 million of amortization of operating lease right-of-use assets for the six months ended June 30, 2019.

(2)	Includes $16.3 million of amortization of operating lease liability for the six months ended June 30, 2019.

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
The Company currently operates 239 branches through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.
Basis of Presentation
The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are used in connection with the determination of the allowance for loan losses and the evaluation of goodwill for impairment.
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
Note 2. Computation of Earnings per Common Share
Basic earnings per common share (“EPS”) is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the same method as basic EPS, however, the computation reflects the potential dilution that would occur if all dilutive securities were exercised and converted into common stock.
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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018
Net income available to common shareholders	$89,039	$99,147	$178,409	$197,492
Less: Dividends paid on and earnings allocated to participating securities	(1,055)	(1,267)	(2,177)	(2,524)

Earnings applicable to common stock	$87,984	$97,880	$176,232	$194,968

Weighted average common shares outstanding	465,351,586	488,530,527	465,422,251	488,336,395

Basic earnings per common share	$0.19	$0.20	$0.38	$0.40

Earnings applicable to common stock	$87,984	$97,880	$176,232	$194,968

Weighted average common shares outstanding	465,351,586	488,530,527	465,422,251	488,336,395
Potential dilutive common shares	289,851	—	145,727	—

Total shares for diluted earnings per common share computation	465,641,437	488,530,527	465,567,978	488,336,395

Diluted earnings per common share and common share equivalents	$0.19	$0.20	$0.38	$0.40

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Six Months Ended June 30, 2019
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Operations and Comprehensive Income
Unrealized gains on available-for-sale securities	$5,445	Net gain (loss) on securities
	(1,527)	Income tax benefit

	$3,918	Net gain (loss) on securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$124	Included in the computation of net periodic credit (2)
Actuarial losses	(5,080)	Included in the computation of net periodic credit (2)

	(4,956)	Total before tax
	1,390	Income tax benefit

	$(3,566)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$352

(1)	Amounts in parentheses indicate expense items.

(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities
The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale:
Mortgage-related Debt Securities:
GSE certificates	$1,284,885	$31,356	$405	$1,315,836
GSE CMOs	1,438,165	22,222	1,069	1,459,318

Total mortgage-related debt securities	$2,723,050	$53,578	$1,474	$2,775,154

Other Debt Securities:
U. S. Treasury obligations	$29,840	$23	$—	$29,863
GSE debentures	1,602,270	7,160	1,067	1,608,363
Asset-backed securities (1)	385,554	—	2,972	382,582
Municipal bonds	27,383	578	485	27,476
Corporate bonds	859,812	11,737	6,592	864,957
Capital trust notes	48,304	6,608	5,161	49,751

Total other debt securities	$2,953,163	$26,106	$16,277	$2,962,992

Total debt securities available for sale (2)	$5,676,213	$79,684	$17,751	$5,738,146

Equity Securities:
Preferred stock	15,292	61	—	15,353
Mutual funds and common stock (3)	16,871	567	206	17,232

Total equity securities	$32,163	$628	$206	$32,585

Total securities	$5,708,376	$80,312	$17,957	$5,770,731

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At June 30, 2019, the non-credit portion of OTTI recorded in AOCL was $ 8.6 million before taxes.

(3)	Primarily consists of mutual funds that are CRA-qualified investments.

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale:
Mortgage-related Debt Securities:
GSE certificates	$1,705,336	$18,146	$15,961	$1,707,521
GSE CMOs	1,248,621	8,380	4,240	1,252,761

Total mortgage-related debt securities	$2,953,957	$26,526	$20,201	$2,960,282

Other Debt Securities:
GSE debentures	$1,334,549	$3,366	$8,988	$1,328,927
Asset-backed securities (1)	386,768	784	430	387,122
Municipal bonds	68,551	195	2,563	66,183
Corporate bonds	836,153	8,667	23,105	821,715
Capital trust notes	48,278	6,435	5,422	49,291

Total other debt securities	$2,674,299	$19,447	$40,508	$2,653,238

Total debt securities available for sale (2)	$5,628,256	$45,973	$60,709	$5,613,520

Equity Securities:
Preferred stock	15,292	—	1,446	13,846
Mutual funds and common stock (3)	16,870	366	531	16,705

Total equity securities	$32,162	$366	$1,977	$30,551

Total securities	$5,660,418	$46,339	$62,686	$5,644,071

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2018, the non-credit portion of OTTI recorded in AOCL was $ 8.6 million before taxes.

(3)	Primarily consists of mutual funds that are CRA-qualified investments.

At June 30, 2019 and December 31, 2018, respectively, the Company had $582.3 million and $644.6 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale
securities during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Gross proceeds	$361,311	—
Gross realized gains	5,445	—

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

(in thousands)	For the Six Months Ended June 30, 2019
Beginning credit loss amount as of December 31, 2018	$196,187
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in cash flows on debt securities	31

Ending credit loss amount as of June 30, 2019	$196,156

The following table summarizes, by contractual maturity, the amortized cost of securities at June 30, 2019:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$—	—%	$29,840	2.45%	$149	6.59%	$13,963	3.79%	$44,042
Due from one to five years	768,275	3.30	32,874	3.48	147	6.66	154,338	3.62	977,601
Due from five to ten years	343,552	3.41	1,405,546	3.41	10,966	3.79	711,760	4.38	2,495,243
Due after ten years	1,611,223	3.22	163,850	3.66	16,121	3.22	413,609	3.22	2,221,260

Total debt securities available for sale	$2,723,050	3.26%	$1,632,110	3.42%	$27,383	3.49%	$1,293,670	3.91%	$5,738,146

(1)	Not presented on a tax-equivalent basis.

(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2019:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Government agency and GSE obligations	$115,529	$362	$68,707	$705	$184,236	$1,067
GSE certificates	—	—	228,788	405	228,788	405
GSE CMOs	127,725	263	138,221	806	265,946	1,069
Asset-backed securities	382,583	2,972	—	—	382,583	2,972
Municipal bonds	—	—	9,745	485	9,745	485
Corporate bonds	538,772	6,548	24,647	44	563,419	6,592
Capital trust notes	—	—	38,645	5,161	38,645	5,161
Equity securities	—	—	11,600	206	11,600	206

Total temporarily impaired securities	$1,164,609	$10,145	$520,353	$7,812	$1,684,962	$17,957

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
At June 30, 2019, the Company had unrealized losses on certain available for sale GSE obligations, municipal bonds, corporate bonds, asset-backed securities, capital trust notes, and equity investments with readily determinable fair values. The unrealized losses on the Company’s GSE obligations, municipal bonds, corporate bonds, asset-backed securities and capital trust notes at June 30, 2019 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.
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
The unrealized losses on the Company’s equity investments with readily determinable fair values at June 30, 2019 were caused by market volatility. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale
category. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.
The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2019 consisted of seven
agency mortgage-related securities,
five
capital trusts notes,
four
US Government agency securities,
three
agency collateralized mortgage obligations, one corporate bond, one municipal bond,
 and
one
mutual fund. At December 31, 2018 securities designated as having a continuous loss position for twelve months or more consisted of nine
agency mortgage-related securities,
nine
US Government agency securities,
seven
agency collateralized mortgage obligations,
five
capital trusts notes,
three
municipal bonds, and
one
mutual fund.
At June 30, 2019, the fair value of securities having a continuous loss position for twelve months or more was 1.5% below the collective amortized cost of $528.2 million. At December 31, 2018, the fair value of such securities was 2.9% below the collective amortized cost of $782.4 million. At June 30, 2019 and December 31, 2018, the combined market value of the respective securities represented unrealized losses of $7.8 million and $22.5 million, respectively.

Note 5. Loans and Leases
The following table sets forth the composition of the loan and lease portfolio at the dates indicated:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$30,465,835	74.61%	$29,883,919	74.46%
Commercial real estate	6,898,577	16.89	6,998,834	17.44
One-to-four family	417,605	1.03	446,094	1.11
Acquisition, development, and construction	266,282	0.65	407,870	1.02

Total mortgage loans held for investment	$38,048,299	93.18	$37,736,717	94.03

Other Loans:
Commercial and industrial	1,767,472	4.33	1,705,308	4.25
Lease financing, net of unearned income of $81,559 and $53,891, respectively	1,009,347	2.47	683,112	1.70

Total commercial and industrial loans (1)	2,776,819	6.80	2,388,420	5.95
Other	8,328	0.02	8,724	0.02

Total other loans held for investment	2,785,147	6.82	2,397,144	5.97

Total loans and leases held for investment	$40,833,446	100.00%	$40,133,861	100.00%
Net deferred loan origination costs	43,255		32,047
Allowance for losses	(151,112)		(159,820)

Total loans and leases, net	$40,725,589		$40,006,088

(1)	Includes specialty finance loans and leases of $2.3 billion and $1.9 billion, respectively, at June 30, 2019 and December 31, 2018. Other C&I loans of $456.1 million and $469.9 million, respectively, at June 30, 2019 and December 31, 2018.

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
Included in loans held for investment at June 30, 2019 were loans of $35.3 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.
Asset Quality
The following table presents information regarding the quality of the Company’s loans held for investment at June 30, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,312	$3,906	$—	$5,218	$30,460,617	$30,465,835
Commercial real estate	—	2,993	—	2,993	6,895,584	6,898,577
One-to-four family	1,869	1,143	—	3,012	414,593	417,605
Acquisition, development, and construction	—	—	—	—	266,282	266,282
Commercial and industrial (1) (2)	1,084	43,357	—	44,441	2,732,378	2,776,819
Other	24	15	—	39	8,289	8,328

Total	$4,289	$51,414	$—	$55,703	$40,777,743	$40,833,446

(1)	Includes $204,000 and $32.9 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.

(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2018:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$—	$4,220	$—	$4,220	$29,879,699	$29,883,919
Commercial real estate	—	3,021	—	3,021	6,995,813	6,998,834
One-to-four family	9	1,651	—	1,660	444,434	446,094
Acquisition, development, and construction	—	—	—	—	407,870	407,870
Commercial and industrial (1) (2)	530	36,608	—	37,138	2,351,282	2,388,420
Other	25	6	—	31	8,693	8,724

Total	$564	$45,506	$—	$46,070	$40,087,791	$40,133,861

(1)	Includes $ 530,000 and $ 35.5 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.

(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at June 30, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$30,212,134	$6,797,371	$415,704	$215,015	$37,640,224	$2,700,862	$8,064	$2,708,926
Special mention	226,488	25,106	758	46,508	298,860	3,591	—	3,591
Substandard	27,213	76,100	1,143	4,759	109,215	72,366	264	72,630
Doubtful	—	—	—	—	—	—	—	—

Total	$30,465,835	$6,898,577	$417,605	$266,282	$38,048,299	$2,776,819	$8,328	$2,785,147

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2018:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,548,242	$6,880,105	$444,443	$319,001	$37,191,791	$2,306,563	$8,469	$2,315,032
Special mention	312,025	90,653	—	73,964	476,642	19,751	—	19,751
Substandard	23,652	28,076	1,651	14,905	68,284	62,106	255	62,361
Doubtful	—	—	—	—	—	—	—	—

Total	$29,883,919	$6,998,834	$446,094	$407,870	$37,736,717	$2,388,420	$8,724	$2,397,144

(1)	Includes lease financing receivables, all of which were classified as Pass.

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
In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2019, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $32.9 million; loans on which forbearance agreements were reached amounted to $9.5 million.

The following table presents information regarding the Company’s TDRs as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$—	$3,906	$3,906	$—	$4,220	$4,220
Commercial real estate	—	—	—	—	—	—
One-to-four family	—	757	757	—	1,022	1,022
Acquisition, development, and construction	4,759	—	4,759	8,297	—	8,297
Commercial and industrial (1)	865	32,135	33,000	865	20,477	21,342

Total	$5,624	$36,798	$42,422	$9,162	$25,719	$34,881

(1)	Includes $22.6 million and $20.4 million of taxi medallion related TDRs at June 30, 2019 and December 31, 2018, respectively.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended June 30, 2019 and 2018 are summarized as follows:

	For the Three Months Ended June 30, 2019
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Weighted Average Interest Rate
				Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	15	$19,350	$18,004	5.31%	5.45%	$1,346	$—

	For the Three Months Ended June 30, 2018
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Weighted Average Interest Rate
				Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	6	$2,613	$1,420	3.27%	3.05%	$1,158	$—

The financial effects of the Company’s TDRs for the six months ended June 30, 2019 and 2018 are summarized as follows:

	For the Six Months Ended June 30, 2019
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Weighted Average Interest Rate
				Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	30	$23,544	$21,092	4.95%	5.09%	$2,452	$—

	For the Six Months Ended June 30, 2018
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Weighted Average Interest Rate
				Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$—	$—
Commercial and industrial	12	5,780	3,174	3.27	3.14	2,476	—

Total	13	$6,680	$4,074			$2,476	$—

At June 30, 2019, 13 C&I loans, in the amount of $3.3 million that had been modified as a TDR during the twelve months ended at that date were in payment default. At June 30, 2018, six C&I loans in the amount of $1.7 million that had been modified as a TDR during the twelve months ended at that date were in prepayment default.
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
Note 6. Allowance for Loan Losses
The following tables provide additional information regarding the Company’s allowance for loan losses based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at June 30, 2019:
Loans collectively evaluated for impairment	$122,088	$29,024	$151,112

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2018:
Loans collectively evaluated for impairment	$130,983	$28,837	$159,820

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at June 30, 2019:
Loans individually evaluated for impairment	$11,677	$43,243	$54,920
Loans collectively evaluated for impairment	38,036,622	2,741,904	40,778,526

Total	$38,048,299	$2,785,147	$40,833,446

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2018:
Loans individually evaluated for impairment	$15,794	$36,375	$52,169
Loans collectively evaluated for impairment	37,720,923	2,360,769	40,081,692

Total	$37,736,717	$2,397,144	$40,133,861

Allowance for Loan Losses
The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Six Months Ended June 30,
	2019			2018
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$130,983	$28,837	$159,820	$128,275	$29,771	$158,046
Charge-offs	—	(9,830)	(9,830)	(5,444)	(7,404)	(12,848)
Recoveries	22	478	500	229	940	1,169
(Recovery of) provision for losses on loans	(8,917)	9,539	622	6,637	7,648	14,285
Balance, end of period	$122,088	$29,024	$151,112	$129,697	$30,955	$160,652

The following table presents additional information about the Company’s impaired loans at June 30, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$3,906	$6,981	$—	$3,988	$127
Commercial real estate	2,255	7,371	—	2,256	—
One-to-four family	757	775	—	884	10
Acquisition, development, and construction	4,759	5,659	—	5,647	251
Other	43,243	116,108	—	38,991	1,384

Total impaired loans with no related allowance	$54,920	$136,894	$—	$51,766	$1,772

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	7,500	—

Total impaired loans with an allowance recorded	$—	$—	$—	$7,500	$—

Total impaired loans:
Multi-family	$3,906	$6,981	$—	$3,988	$127
Commercial real estate	2,255	7,371	—	2,256	—
One-to-four family	757	775	—	884	10
Acquisition, development, and construction	4,759	5,659	—	5,647	251
Other	43,243	116,108	—	46,491	1,384

Total impaired loans	$54,920	$136,894	$—	$59,266	$1,772

The following table presents additional information about the Company’s impaired loans at December 31, 2018:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	42,984	3,057

Total impaired loans with no related allowance	$52,169	$126,513	$—	$63,146	$4,013

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	20	—

Total impaired loans with an allowance recorded	$—	$—	$—	$20	$—

Total impaired loans:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	43,004	3,057

Total impaired loans	$52,169	$126,513	$—	$63,166	$4,013

Note 7. Borrowed Funds
The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018
Wholesale Borrowings:
FHLB advances	$11,627,661	$13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	$12,427,661	$13,553,661
Junior subordinated debentures	359,683	359,508
Subordinated notes	294,794	294,697

Total borrowed funds	$13,082,138	$14,207,866

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2019:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800,000

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

Junior Subordinated Debentures
The following junior subordinated debentures were outstanding at June 30, 2019:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSES SM Units)	6.000%	$145,757	$139,406	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	4.010	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	5.660	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	3.969	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$359,683	$346,906

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

(2)	Callable from this date forward.

At June 30, 2019 and December 31, 2018, the Company had $359.7 million and $359.5 million, respectively, of outstanding junior subordinated deferrable interest debentures (junior subordinated debentures) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.
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
Note 8. Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2019		2018
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic expense (credit): (1)
Interest cost	$1,415	$128	$1,271	$128
Expected return on plan assets	(3,483)	—	(4,035)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,509	31	1,795	76

Net periodic expense (credit)	$441	$97	$(969)	$142

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

	For the Six Months Ended June 30,
	2019		2018
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic expense (credit): (1)
Interest cost	$2,830	$256	$2,543	$256
Expected return on plan assets	(6,966)	—	(8,071)	—
Amortization of prior-service costs	—	(124)	—	(124)
Amortization of net actuarial loss	5,018	62	3,591	153

Net periodic expense(credit)	$882	$194	$(1,937)	$285

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $1.2 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2019. The Company does not expect to make any contributions to its pension plan in 2019.
Note 9. Stock-Based Compensation
At June 30, 2019, the Company had a total of 2,506,550 shares available for grants as options, restricted stock, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its annual meeting of shareholders held on June 7, 2012. The Company granted 1,940,798 shares of restricted stock during the six months ended June 30, 2019. The shares had an average fair value of $10.42 per share on the date of grant and a vesting period of five years. The six-month
amount includes 197,558 shares that were granted in the second quarter with an average fair value of $11.31 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $15.5 million and $18.7 million, respectively, in the six months ended June 30, 2019 and 2018, including $7.6 and $9.0 million in the three months ended at those dates.
The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,904,388	$14.74
Granted	1,940,798	10.42
Vested	(2,109,295)	15.24
Canceled	(124,250)	13.12

Unvested at end of period	6,611,641	13.34

As of June 30, 2019, unrecognized compensation cost relating to unvested restricted stock totaled $79.7 million. This amount will be recognized over a remaining weighted average period of 3.2 years.
In addition, during the three months ended June 30, 2019, the Company granted 418,674 Performance-Based Restricted Stock Units (“PSUs”). The PSUs have a performance period of January 1, 2019 to December 31, 2021 and vest on April 1, 2022, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $278,000 for the three and six months ended June 30, 2019. As of June 30, 2019, the Company believes it is probable that the performance conditions will be met.
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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,315,836	$—	$—	$1,315,836
GSE CMOs	—	1,459,318	—	—	1,459,318

Total mortgage-related debt securities	$—	$2,775,154	$—	$—	$2,775,154

Other Debt Securities Available for Sale:
U. S. Treasury obligations	$29,863	$—	$—	$—	$29,863
GSE debentures	—	1,608,363	—	—	1,608,363
Asset-backed securities	—	382,582	—	—	382,582
Municipal bonds	—	27,476	—	—	27,476
Corporate bonds	—	864,957	—	—	864,957
Capital trust notes	—	49,751	—	—	49,751

Total other debt securities	$29,863	$2,933,129	$—	$—	$2,962,992

Total debt securities available for sale	$29,863	$5,708,283	$—	$—	$5,738,146

Equity securities:
Preferred stock	$15,353	$—	$—	$—	$15,353
Mutual funds and common stock	—	17,232	—	—	17,232

Total equity securities	$15,353	$17,232	$—	$—	$32,585

Total securities	$45,216	$5,725,515	$—	$—	$5,770,731

	Fair Value Measurements at December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,707,521	$—	$—	$1,707,521
GSE CMOs	—	1,252,761	—	—	1,252,761

Total mortgage-related debt securities	$—	$2,960,282	$—	$—	$2,960,282

Other Debt Securities Available for Sale:
GSE debentures	$—	$1,328,927	$—	$—	$1,328,927
Asset-backed securities	—	387,122	—	—	387,122
Municipal bonds	—	66,183	—	—	66,183
Corporate bonds	—	821,715	—	—	821,715
Capital trust notes	—	49,291	—	—	49,291

Total other debt securities	$—	$2,653,238	$—	$—	$2,653,238

Total debt securities available for sale	$—	$5,613,520	$—	$—	$5,613,520

Equity securities:
Preferred stock	$13,846	$—	$—	$—	$13,846
Mutual funds and common stock	—	16,705	—	—	16,705

Total equity securities	$13,846	$16,705	$—	$—	$30,551

Total securities	$13,846	$5,630,225	$—	$—	$5,644,071

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

Assets Measured at Fair Value on a Non-Recurring Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2019 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$30,512	$30,512
Other assets (2)	—	—	—	—

Total	$—	$—	$30,512	$30,512

(1)	Represents the fair value of impaired loans, based on the value of the collateral.

(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$38,213	$38,213
Other assets (2)	—	—	1,265	1,265

Total	$—	$—	$39,478	$39,478

(1)	Represents the fair value of impaired loans, based on the value of the collateral.

(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

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
The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2019 and December 31, 2018:

	June 30, 2019
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,228,295	$1,228,295	$1,228,295		$—		$—
FHLB stock (1)	582,348	582,348	—		582,348		—
Loans and leases, net	40,725,589	40,523,888	—		—		40,523,888
Financial Liabilities:
Deposits	$32,332,526	$32,392,499	$18,046,240	(2)	$14,346,259	(3)	$—
Borrowed funds	13,082,138	13,242,632	—		13,242,632		—

(1)	Carrying value and estimated fair value are at cost.

(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3)	Certificates of deposit.

	December 31, 2018
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,474,955	$1,474,955	$1,474,955		$—		$—
FHLB stock (1)	644,590	644,590	—		644,590		—
Loans and leases, net	40,006,088	39,461,985	—		—		39,461,985
Financial Liabilities:
Deposits	$30,764,430	$30,748,729	$18,570,108	(2)	$12,178,621	(3)	$—
Borrowed funds	14,207,866	14,136,526	—		14,136,526		—

(1)	Carrying value and estimated fair value are at cost.

(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3)	Certificates of deposit.

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
Deposits
The fair values of deposit liabilities with no stated maturity (i.e., interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of CDs represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit relationships, which comprise a portion of the Company’s deposit base.

Borrowed Funds
The estimated fair value of borrowed funds is based either on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structures.
Off-Balance
Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance
sheet financial instruments were insignificant at June 30, 2019 and December 31, 2018.
Note 11. Leases
Lessor Arrangements
The Company is a lessor in the equipment finance business where it has executed direct financing leases (“lease finance receivables”). The Company produces lease finance receivables through a specialty finance subsidiary that is staffed by a group of industry veterans with expertise in originating and underwriting senior securitized debt and equipment loans and leases. The subsidiary participates in syndicated loans that are brought to them, and equipment loans and leases that are assigned to them, by a select group of nationally recognized sources, and are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. Lease finance receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method.
The standard leases are typically repayable on a level monthly basis with terms ranging from 24 to 120 months. At the end of the lease term, the lessee usually has the option to return the equipment, to renew the lease or purchase the equipment at the then fair market value (“FMV”) price. For leases with a FMV renewal/purchase option, the relevant residual value assumptions are based on the estimated value of the leased asset at the end of lease term, including evaluation of key factors, such as, the estimated remaining useful life of the leased asset, its historical secondary market value including history of the lessee executing the FMV option, overall credit evaluation and return provisions. The Company acquires the leased asset at fair market value and provide funding to the respective lessee at acquisition cost, less any volume or trade discounts, as applicable. Therefore, there is generally no selling profit or loss to recognize or defer at inception of a lease.
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $70.4 million.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

(in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Interest income on lease financing (1)	$9,881	$17,208
(1)	Included in Interest Income – Mortgage and other loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At June 30, 2019, the carrying value of net investment in leases was $1.1 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	June 30, 2019
Net investment in the lease-lease payments receivable	$1,025,333
Net investment in the lease-unguaranteed residual assets	65,573

Total lease payments	$1,090,906

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of June 30, 2019, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	June 30, 2019
2019	$1,082
2020	78,245
2021	209,674
2022	172,912
2023	70,951
Thereafter	558,042

Total lease payments	1,090,906
Plus: deferred origination costs	16,789
Less: unearned income	(81,559)

Total lease finance receivables, net	$1,026,136

Lessee Arrangements
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-
use assets and operating lease liabilities in the Consolidated Statements of Condition.
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
Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $
4.6
 million
and $
16.3
 million for the three and six months ended June
30
,
2019
, respectively. Included in the six month period amount is
$11.7 million that was due to the closing of certain locations.
The Company has operating leases for corporate offices, branch locations and certain equipment. The Company’s leases have remaining lease terms of one year
to approximately
25
years,
the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.
The components of lease expense were as follows:

(in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Components of Lease Expense:
Operating lease cost	$7,210	$14,558
Sublease income	(43)	(65)

Total lease cost	$7,167	$14,493

Supplemental cash flow information related to the leases for the following period:

(in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,210	$14,558

Supplemental balance sheet information related to the leases for the following period:

(in thousands, except lease term and discount rate)	June 30, 2019
Operating Leases:
Operating lease right-of-use assets	$308,412
Operating lease liabilities	308,073
Weighted average remaining lease term	17 years
Weighted average discount rate	3.25%
Maturities of lease liabilities:

Maturities of lease liabilities:
(in thousands)	June 30, 2019
2019	$14,442
2020	28,319
2021	27,677
2022	26,971
2023	26,541
Thereafter	291,362

Total lease payments	415,312
Less: imputed interest	(107,239)

Total present value of lease liabilities	$308,073

As previously disclosed in the Company’s 2018 Form 10-K, under the prior guidance of ASC 840, at December 31, 2018, the Company was obligated under various non-cancelable operating lease and license agreements with renewal options on properties used primarily for branch operations. The agreements contain periodic escalation clauses that provide for increases in the annual rents, commencing at various times during the lives of the agreements, which are primarily based on increases in real estate taxes and cost-of-living indices. The remaining projected minimum annual rental commitments under these agreements, exclusive of taxes and other charges, are summarized as follows:

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
In the first quarter of 2019, the Company entered into an interest rate swap with a notional amount of
$2.0
billion to hedge certain real estate loans. For the three and six months ended June 30, 2019, the floating rate received related to the net settlement of this interest rate swap was in excess of the fixed rate payments. As such, interest income from Mortgage and Other Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by
$207,000 and $
446,000
for the three and six months ended June 30, 2019, respectively.
As of June 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. The Company did not have any derivative instruments at December 31, 2018:

(in thousands)	June 30, 2019
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,058,354	$58,354

(1)	These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.6 billion; the cumulative basis adjustments associated with these hedging relationships was $58.4 million; and the amount of the designated hedged items was $2.0 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2019. The Company had no derivative financial instruments at December 31, 2018.

	June 30, 2019
		Fair Value
(in thousands)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Fair value hedge interest rate swap	$2,000,000	$—	$—

Total derivatives designated as hedging instruments	$2,000,000	$—	$—

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of June 30, 2019, all of the Company’s $2.0 billion notional derivative contracts were cleared on the LCH. Variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative.
The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2019, the Company had a net negative exposure.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated. The Company had no
derivative financial instruments outstanding during 2018:

	For the Three	For the Six
	Months Ended	Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Derivative – interest rate swap:
Interest income	$(39,822)	$(58,354)
Hedged item – loans:
Interest income	$39,822	$58,354

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
The Company early adopted ASU No. 2018-15, Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract as of January 1, 2019. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendment. The adoption of ASU 2018-15 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.
The Company adopted ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities as of January 1, 2019. ASU No. 2017-08 specifies that the premium amortization period ends at the earliest call date, rather than the contractual maturity date, for purchased non-contingently callable debt securities. Shortening the amortization period is generally expected to more closely align the interest income recognition with the expectations incorporated in the market pricing of the underlying securities. The adoption of ASU No. 2017-08 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.
The Company adopted ASU No. 2016-02, Leases (Topic 842), and its subsequent amendments to the ASU: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Leases (Topic 842): Targeted Improvements; ASU 2018-20, Narrow-Scope Improvements for Lessors; and ASU 2019-01, Leases: Codification Improvements as of January 1, 2019, using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases. Topic 842 is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-of-use asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, ASU 2016-02 includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 includes a number of optional practical expedients that entities may elect to apply. The Company adopted the practical expedients of: not reevaluating whether or not a contract contains a lease; retaining current lease classification; not reassessing initial direct costs for existing leases; and not reassessing existing land easements that were not previously accounted for as leases under current lease accounting rules. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of ASU 2016-02 to all comparative periods presented. The adoption of ASU 2016-02, as reflected in Note 11, did not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.
Recently Issued Accounting Standards
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in ASU No. 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, ASU No. 2016-13 will require that credit losses be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.
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
The Company is evaluating ASU No. 2016-13 and has a working group with multiple members from applicable departments to evaluate the requirements of the new standard, assess loss modeling requirements consistent with lifetime expected loss estimates, and determine the impact it will have on current processes. The Company is in the process of testing its credit loss models, where applicable, and assessing additional systems that may be required. The adoption of ASU No.
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
housing
(including New York State’s Housing
Stability and Tenant Protection Act of 2019), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;

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
Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Six Months Ended
	Jun. 30,	Mar. 31,	Jun. 30,	Jun. 30,	Jun. 30,
(dollars in thousands)	2019	2019	2018	2019	2018
Total Stockholders’ Equity	$6,674,678	$6,629,070	$6,789,352	$6,674,678	$6,789,352
Less: Goodwill	(2,426,379)	(2,426,379)	(2,436,131)	(2,426,379)	(2,436,131)
Preferred stock	(502,840)	(502,840)	(502,840)	(502,840)	(502,840)

Tangible common stockholders’ equity	$3,745,459	$3,699,851	$3,850,381	$3,745,459	$3,850,381

Total Assets	$52,776,253	$52,149,577	$50,469,170	$52,776,253	$50,469,170
Less: Goodwill	(2,426,379)	(2,426,379)	(2,436,131)	(2,426,379)	(2,436,131)

Tangible assets	$50,349,874	$49,723,198	$48,033,039	$50,349,874	$48,033,039

Average Common Stockholders’ Equity	$6,149,275	$6,104,442	$6,286,326	$6,126,982	$6,287,024
Less: Average goodwill	(2,426,379)	(2,435,806)	(2,436,131)	(2,431,066)	(2,436,131)

Average tangible common stockholders’ equity	$3,722,896	$3,668,636	$3,850,195	$3,695,916	$3,850,893

Average Assets	$52,072,326	$51,617,557	$49,567,386	$51,846,198	$49,216,789
Less: Average goodwill	(2,426,379)	(2,435,806)	(2,436,131)	(2,431,066)	(2,436,131)

Average tangible assets	$49,645,947	$49,181,751	$47,131,255	$49,415,132	$46,780,658

Net Income Available to Common Shareholders	$89,039	$89,370	$99,147	$178,409	$197,492

GAAP MEASURES:
Return on average assets (1)	0.75%	0.76%	0.87%	0.75%	0.87%
Return on average common stockholders’ equity (2)	5.79	5.86	6.31	5.82	6.28
Book value per common share	$13.21	$13.11	$12.82	$13.21	$12.82
Common stockholders’ equity to total assets	11.69	11.75	12.46	11.69	12.46

NON-GAAP MEASURES:
Return on average tangible assets (1)	0.78%	0.79%	0.91%	0.79%	0.91%
Return on average tangible common stockholders’ equity (2)	9.57	9.74	10.30	9.65	10.26
Tangible book value per common share	$8.01	$7.92	$7.85	$8.01	$7.85
Tangible common stockholders’ equity to tangible assets	7.44	7.44	8.02	7.44	8.02

(1)	To calculate return on average assets for a period, we divide net income generated during that period by average assets recorded during that period. To calculate return on average tangible assets for a period, we divide net income by average tangible assets recorded during that period.

(2)	To calculate return on average common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average common stockholders’ equity recorded during that period. To calculate return on average tangible common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average tangible common stockholders’ equity recorded during that period.

Executive Summary
New York Community Bancorp, Inc. is the holding company for New York Community Bank. At June 30, 2019, we had total assets of $52.8 billion, total loans of $40.9 billion, deposits of $32.3 billion, and total stockholders’ equity of $6.7 billion.
Chartered in the State of New York, the Community Bank is subject to regulations by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PR A.”
Reflecting our growth through a series of acquisitions, the Company currently operates 239 branches through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.
Now in our 26th year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares.
The Company reported net income for the three months ended June 30, 2019 of $97.2 million, relatively unchanged from the $97.6 million reported for the three months ended March 31, 2019. On a year-to-date
basis, net income was $194.8 million, down 9% compared to the first six months of 2018.
Net income available to common shareholders for the second quarter of 2019 was $89.0 million, or $0.19 per common share, compared to $89.4 million, also $0.19 per common share for the first quarter of 2019. For the six months ended June 30, 2019, net income available to common shareholders totaled $178.4 million, or $0.38 per common share, compared to $197.5 million or $0.40 per common share for the six months ended June 30, 2018.
The key trends in the quarter were:
Solid Loan Growth Including in the Multi-family Portfolio
Total loans, net were $40.7 billion at June 30, 2019, up $719.5 million, or 4% annualized, compared to the balance at December 31, 2018. On a year-to-date
basis, this quarter’s loan growth was driven by our multi-family portfolio and our C&I loan portfolio, consisting largely of specialty finance loans, offset by a modest decline in the commercial real estate (“CRE”) portfolio.
Total multi-family loans rose $581.9 million in the first six months of 2019, or 4% annualized, while total C&I loans increased $388.4 million, or 33% annualized, over the same time period. The growth in the C&I portfolio was largely driven by our specialty finance business. Specialty finance loans grew $402.2 million, or 42% annualized, to $2.3 billion compared to December 31, 2018.
Continued Strong Deposit Growth
The Company continues to execute on its strategy to organically grow our deposit base. For the six months ended June 30, 2019, total deposits increased $1.6 billion, or 10% annualized. Similar to prior quarters, our deposit growth this quarter was largely focused in certificates of deposit (“CDs”). CDs increased $2.1 billion, or 34% annualized for the first six months of the year, along with modest growth in savings accounts and non-interest
bearing accounts.
During the current second quarter, total deposits grew $731.4 million, or 9% annualized, compared to the prior quarter. Again, this was led by double digit growth in CDs, which increased $1.5 billion, or 48% annualized. On a linked-quarter basis, interest bearing checking and money market accounts, as well as non-interest
bearing accounts both declined, while savings accounts rose modestly.
Operating Expenses Keep Declining
Total
non-interest
expense for the three months ended June 30, 2019 was $123.1 million, down $15.7 million, or 11% on a linked-quarter basis. Our operating expenses during the first quarter of 2019 included certain items related to severance costs and branch rationalization, which totaled $9.0 million. For the six months ended June 30, 2019, total non-interest
expenses declined $15.4 million, or 6%, to $261.8 million. The efficiency ratio for the current second quarter was 48.20% compared to 52.15% in the first quarter of the year.

NIM Stabilizing
The NIM for the second quarter of 2019 was 2.00%, down three basis points compared to the first quarter 2019 NIM. The modest decrease was driven by higher funding costs and was offset somewhat by higher yields on our loan portfolio. Prepayment income for the second quarter was $12.6 million, up 32% from the $9.6 million recorded in the first quarter of 2019, contributing 11 basis points to this quarter’s NIM, up three basis points from the previous quarter. Excluding the impact from prepayment income, our second quarter NIM would have been 1.89%, on a non-GAAP
basis, down six basis points compared to the previous quarter.
Recent Events
Declaration of Dividend on Common Shares
On July 30, 2019, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on August 26, 2019 to common shareholders of record as of August 12, 2019.
Status on LIBOR Transition Process

On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Accordingly, the FRB has recommended an alternative index dubbed the Secured Overnight Financing Act or “SOFR.” The Bank has established a sub-committee
of its ALCO to address issues related to the
phase-out
and ultimate transition away from LIBOR to SOFR. This
sub-committee
is led by our ERM group and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, IT and operations. The sub-committee
is currently reviewing and evaluating procedures, loan documentation, and IT systems, among other items, needed to implement the changeover.

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
The methodology used for the allocation of the allowance for loan losses at June 30, 2019 and December 31, 2018 was generally comparable, whereby the Bank segregated their loss factors (used for both criticized and non-criticized
loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.
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
34-quarter
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
As of June 30, 2019, we had goodwill of $2.4 billion. During the quarter ended June 30, 2019, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2018 using step one of the quantitative test and found no indication of goodwill impairment at that date.
Balance Sheet Summary
Total assets as of June 30, 2019 were $52.8 billion, an increase of $876.9 million, or 3% annualized, compared to our total assets at December 31, 2018. The year-to-date

increase was driven by continued growth in our loan portfolio, with both the multi-family and C&I segments increasing, and to a lesser degree, growth in the securities portfolio. As was the case last quarter, this quarter’s growth was funded via continued strong growth in our deposits, while the level of borrowed funds declined.
Total loans held for investment increased $710.8 million, or 4% on an annualized basis, compared to the balance at December 31, 2018. Second quarter loan growth occurred in two categories: our core multi-family portfolio and our specialty finance portfolio, which is classified as C&I.
While it has been one of our strategies to redeploy a portion of our cash position into securities, given the extraordinarily low interest rate environment in place during much of the second quarter, we did not reinvest in securities as much as in the past. As a result, our overall cash position increased $238.3 million, or 24% to $1.2 billion, compared to the previous quarter, while the securities portfolio remained relatively unchanged compared to the previous quarter.

Year-to-date,

total deposits increased $1.6 billion, or 10% annualized, while total borrowed funds declined $1.1 billion, or 16% annualized, to $13.1 billion, compared to $14.2 billion at December 31, 2018.
Total loans, net were $40.7 billion at June 30, 2019, up $719.5 million, or 4% annualized, compared to the balance at December 31, 2018. On a year-to-date

basis, this quarter’s loan growth was driven by our multi-family portfolio and our C&I loan portfolio, consisting largely of specialty finance loans, offset by a modest decline in the CRE portfolio.

Total multi-family loans rose $581.9 million in the first six months of 2019, or 4% annualized, while total C&I loans increased $388.4 million, or 33% annualized, over the same time period. The growth in the C&I portfolio was largely driven by our specialty finance business. Specialty finance loans grew $402.2 million, or 42% annualized, to $2.3 billion compared to December 31, 2018. On a linked-quarter, multi-family loans increased $533.0 million, or 7% annualized, and C&I loans rose $71.8 million, or 11% annualized.
The Company continues to execute on its strategy to organically grow our deposit base. For the six months ended June 30, 2019, total deposits increased $1.6 billion, or 10% annualized. Similar to prior quarters, our deposit growth this quarter was largely focused in CDs. CDs increased $2.1 billion, or 34% annualized for the first six months of the year, along with modest growth in savings accounts and non-interest

bearing accounts.
During the current second quarter, total deposits grew $731.4 million, or 9% annualized, compared to the prior quarter. Again, this was led by double digit growth in CDs, which increased $1.5 billion, or 48% annualized. On a linked-quarter basis, interest bearing checking and money market accounts, as well as non-interest
bearing accounts both declined, while savings accounts rose modestly.
At June 30, 2019, total borrowed funds were $13.1 billion, down $1.1 billion, or 16% annualized, compared to $14.2 billion at December 31, 2018 and down $175.8 million, or 5% annualized, on a linked-quarter basis. The entire decline was attributable to a decline in wholesale borrowings, specifically Federal Home Loan Bank of New York advances.
Total stockholders’ equity at June 3, 2019, was $6.7 billion relatively unchanged compared to the balance at December 31, 2018. Common stockholders’ equity to total assets was 11.69% compared to 11.85% at December 31, 2018. The modest decline was due to balance sheet growth during the first half of 2019. Book value per common share was to $13.21 at June 30, 2019 compared to $12.99 at December 31, 2018.
Excluding goodwill of $2.4 billion, tangible common stockholders’ equity totaled $3.7 billion at June 30, 2019, also relatively unchanged compared to December 31, 2018. Tangible common stockholders’ equity to tangible assets was 7.44% compared to 7.51% at December 31, 2018. Tangible book value per common share at March 31, 2019 was $8.01 compared to $7.85 at December 31, 2018.
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
During the second quarter of 2019, we originated $3.0 billion of held-for-investment
loans, up 47% from the $2.0 billion we originated in first quarter 2019 and up 1% from the amount we originated in the second quarter of 2018. The linked-quarter increase was primarily due to increases in multi-family and CRE originations, while the year-over-year increase was driven by CRE and specialty finance loan originations. Multi-family originations during the second quarter were $1.8 billion, up 78% compared to $1.0 billion in the first quarter, but down 13% compared to the year-ago
second quarter. CRE originations were $382.9 million, up 85% and 50%, respectively, compared to the prior and year-ago
quarters. Specialty finance loan originations totaled $677.3 million, down 1% on a linked quarter basis, but up 39% on a year-over-year basis.
For the first six months of 2019, the Company originated $5.0 billion in new loans, down 7% compared to the $5.4 billion it originated for the first six months of 2018. Multi-family originations declined 26% to $2.8 billion, but that decrease was partially offset by a 37% increase in CRE originations to $590.1 million and a 54% increase in specialty finance originations to $1.4 billion.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Mortgage Loans Originated for Investment:
Multi-family	$1,800,659	$1,009,351	$2,070,222	$2,810,010	$3,776,433
Commercial real estate	382,915	207,209	254,808	590,124	431,950
One-to-four family residential	1,554	3,209	—	4,763	2,699
Acquisition, development, and construction	9,242	12,024	13,804	21,266	29,125

Total mortgage loans originated for investment	$2,194,370	$1,231,793	$2,338,834	$3,426,163	$4,240,207

Other Loans Originated for Investment:
Specialty finance	$677,345	$685,611	$486,890	$1,362,956	$883,779
Other commercial and industrial	104,178	104,947	119,449	209,125	237,063
Other	1,230	920	1,322	2,150	2,200

Total other loans originated for investment	$782,753	$791,478	$607,661	$1,574,231	$1,123,042

Total loans originated for investment	$2,977,123	$2,023,271	$2,946,495	$5,000,394	$5,363,249

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
At June 30, 2019 multi-family loans represented $30.5 billion, or 75%, of total loans held for investment reflecting a $581.9 million increase from the balance at December 31, 2018. The average multi-family loan had a principal balance of $6.2 million at the end of the current second quarter and an average weighted life of 2.1 years.
At June 30, 2019 $18.4 billion or 60% of the Company’s total multi-family portfolio is secured by properties in New York State and subject to the new rent regulation laws. The weighted average LTV of the $18.4 billion of rent regulated multi-family loans was 54.0%.
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

Our success as a multi-family lender partly reflects the solid relationships we have developed with the market’s leading mortgage brokers, who are familiar with our lending practices, our underwriting standards, and our long-standing practice of basing our loans on the existing, in-place
cash flows produced by the properties. The process of producing such loans is generally four to six weeks in duration and, because the multi-family market is largely broker-driven, the expense incurred in sourcing such loans is substantially reduced.
At June 30, 2019, the majority of our multi-family loans were secured by rental apartment buildings. In addition, 77.8% of our multi-family loans were secured by buildings in the metro New York City area and 3.6% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.
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
In addition to requiring a minimum DSCR of 120% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases. Our multi-family loans generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of 30 years. In addition, some of our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis.
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
Commercial Real Estate Loans
CRE loans represented $6.9 billion, or 17%, of total loans held for investment at the end of the current second quarter, a $100.3 million decrease from the balance at December 31, 2018. At June 30, 2019, the average CRE loan had a principal balance of $6.2 million and the average weighted life was 2.4 years.
The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use
buildings, and multi-tenanted light industrial properties. At June 30, 2019, 85.8% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 3.0% of the properties securing our CRE credits, while all other states accounted for 11.2%, combined.
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
Acquisition, Development, and Construction Loans
The balance of ADC loans declined $141.6 million from December 31, 2018 representing 0.7% of total held-for-investment
loans at the current second-quarter end. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. We had no recoveries against guarantees for the six months ended June 30, 2019.
C&I Loans
Our C&I loans are divided into two categories: specialty finance loans and leases and other C&I loans, as further described below.
Specialty Finance Loans and Leases
At June 30, 2019, specialty finance loans and leases represented $2.3 billion of total loans held for investment, up $402.2 million compared to December 31, 2018.
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
Other C&I Loans
In the three months ended June 30, 2019, other C&I loans totaled $456.1 million compared to $469.9 million at December 31, 2018. Included in the quarter-end
balance were taxi medallion-related loans of $65.3 million, representing 0.16% of total held-for-investment
loans at June 30, 2019.
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
One-to-Four
Family Loans
At June 30, 2019,
one-to-four
family loans held for investment decreased to $417.6 million, representing 1.0% of total loans held for investment at that date.
Other Loans
At June 30, 2019, other loans totaled $8.3 million and consisted primarily of overdraft loans and loans to non-profit
organizations. We currently do not offer home equity loans or home equity lines of credit.
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
At June 30, 2019, the largest loan in our portfolio was a $246.0 million multi-family loan originated by the Bank on February 8, 2018 collateralized by six properties in Brooklyn, New York. As of the date of this report, the loan has been current since origination.
Geographical Analysis of the Portfolio of Loans Held for Investment
The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment
loan portfolio at June 30, 2019:

	At June 30, 2019
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,762,435	25.48%	$3,287,333	47.65%
Brooklyn	5,276,569	17.32	539,660	7.82
Bronx	3,956,892	12.99	120,696	1.75
Queens	2,508,057	8.23	600,183	8.70
Staten Island	82,115	0.27	54,567	0.79

Total New York City	$19,586,068	64.29%	$4,602,439	66.71%

New Jersey	3,555,746	11.67	502,906	7.29
Long Island	551,021	1.81	816,294	11.83

Total Metro New York	$23,692,835	77.77%	$5,921,639	85.83%

Other New York State	1,101,011	3.61	204,623	2.97
All other states	5,671,989	18.62	772,315	11.20

Total	$30,465,835	100.00%	$6,898,577	100.00%

At June 30, 2019, the largest concentration of ADC loans held for investment was located in New York City, with a total of $210.2 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.
Outstanding Loan Commitments
At June 30, 2019, we had outstanding loan commitments of $2.2 billion, up $151.3 million from the level at December 31, 2018.
Multi-family, CRE, and ADC loans together represented $626.4 million of held-for-investment
loan commitments at the end of the quarter, while other loans represented $1.6 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $1.1 billion and commitments to originate other C&I loans of $326.7 million.
In addition to loan commitments, we had commitments to issue financial stand-by,
performance
stand-by,
and commercial letters of credit totaling $503.2 million at June 30, 2019, a $5.0 million decrease from the volume at December 31, 2018. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.
Asset Quality
Loans Held for Investment and Repossessed Assets
Total NPAs declined 12% compared to the first quarter of this year, to $63.1 million, as the level of both non-accrual
loans and repossessed assets declined. Total
non-performing
loans also declined 12% to $51.4 million, or 0.13% of total loans. Included in this amount is $32.9 million of non-accrual
taxi medallion-related loans. Total repossessed assets declined 8% to $11.7 million. Included in this amount is $9.7 million of repossessed taxi medallions. As of June 30, 2019, our remaining taxi medallion-related loans totaled $65.3 million, compared to $69.6 million at March 31, 2019.
Net charge-offs for the three months ended June 30, 2019 totaled $7.4 million or 0.02% of average loans, up $5.4 million compared to $2.0 million or 0.00% of average loans for the three months ended March 31, 2019. The linked-quarter increase was due to the partial charge-off
of a C&I loan related to one borrower which became
non-accrual
last quarter. Net charge-offs for the six months ended June 30, 2019 totaled $9.3 million or 0.02% of average loans, down $2.4 million or 20% compared to $11.7 million or 0.03% of average loans for the six months ended June 30, 2018. In addition to the one
C&I-related
charge-off,
the first six months of 2019 included $4.0 million of taxi medallion-related charge-offs compared to $7.4 million for the first six months of 2018.

The following table presents our
non-performing
loans by loan type and the changes in the respective balances from December 31, 2018 to June 30, 2019:

			Change from December 31, 2018 to June 30, 2019
(dollars in thousands)	June 30, 2019	December 31, 2018	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$3,906	$4,220	$(314)	(7.44)%
Commercial real estate	2,993	3,021	(28)	(0.93)
One-to-four family	1,143	1,651	(508)	(30.77)
Acquisition, development, and construction	—	—	—	—

Total non-accrual mortgage loans	8,042	8,892	(850)	(9.56)
Non-accrual other loans (1)	43,372	36,614	6,758	18.46

Total non-performing loans	$51,414	$45,506	$5,908	12.98%

(1)	Includes $32.9 million and $35.5 million of non-accrual taxi medallion-related loans at June 30, 2019 and December 31, 2018, respectively.

The following table sets forth the changes in
non-performing
loans over the six months ended June 30, 2019:

(in thousands)
Balance at December 31, 2018	$45,506
New non-accrual	26,487
Charge-offs	(6,095)
Transferred to repossessed assets	(3,129)
Loan payoffs, including dispositions and principal pay-downs	(11,355)
Restored to performing status	—

Balance at June 30, 2019	$51,414

A loan generally is classified as a
non-accrual
loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual
status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At June 30, 2019 and December 31, 2018, all of our non-performing
loans were
non-accrual
loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.
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
In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. Furthermore, in New York City, where the majority of the buildings securing our multi-family loans are located, the rents that tenants may be charged on certain apartments are typically restricted under new rent regulation laws. As a result, the rents that tenants pay for such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are less likely to experience vacancies in times of economic adversity.
Reflecting the strength of the underlying collateral for these loans and the collateral structure, a relatively small percentage of our non-performing
multi-family loans have resulted in losses over time.
To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2019. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case
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
In addition,
one-to-four
family loans, ADC loans, and other loans represented 1.0%, 0.65%, and 6.8%, respectively, of total loans and leases held for investment at June 30, 2019, comparable to, or consistent with, the levels at December 31, 2018. Furthermore, at the end of the current second quarter, only 1.6% of our other loans and 0.27% of one-to-four
family loans were
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
The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2018 to June 30, 2019:

			Change from December 31, 2018 to June 30, 2019
(dollars in thousands)	June 30, 2019	December 31, 2018	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$1,312	$—	$1,312	NM	%
Commercial real estate	—	—	—	—
One-to-four family	1,869	9	1,860	NM
Acquisition, development, and construction	—	—	—	—
Other loans (1)	1,108	555	553	99.64

Total loans 30-89 days past due	$4,289	$564	$3,725	660.46%

(1)	Includes $204,000 and $530,000 of non-accrual taxi medallion-related loans at June 30, 2019 and December 31, 2018, respectively .

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
Reflecting management’s assessment of the allowance for loan losses, the Company reported a provision for loan losses of $1.8 million compared to a recovery of loan losses of $1.2 million in the previous quarter. On a year-to-date
basis, the Company reported a provision for loan losses of $622,000 compared to a provision for loan losses of $14.3 million in the first half of 2018.
Based upon all relevant and available information as of the end of the current second quarter, management believes that the allowance for losses on loans was appropriate at that date.
At June 30, 2019, our three largest
non-performing
loans were two C&I loans with balances of $7.2 million and $3.0 million, and a multi-family loan with a balance of $3.9 million. The borrower with the $7.2 million non-performing
loan also has a $2.0 million
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
Loans modified as TDRs are placed on
non-accrual
status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At June 30, 2019, non-accrual
TDRs included taxi medallion-related loans with a combined balance of $22.6 million.

At June 30, 2019, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $32.9 million; loans in connection with which forbearance agreements were reached totaled $9.5 million at that date.
Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, and ADC loans were 100%. The success rates for restructured one-to-four
family and other loans were 67% and 82%, respectively, at June 30, 2019.
Analysis of Troubled Debt Restructurings
The following table sets forth the changes in our TDRs over the six months ended June 30, 2019:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2018	$9,162	$25,719	$34,881
New TDRs	865	20,482	21,347
Charge-offs	—	(5,893)	(5,893)
Transferred to repossessed assets	—	(189)	(189)
Loan payoffs, including dispositions and principal pay-downs	(4,403)	(3,321)	(7,724)

Balance at June 30, 2019	$5,624	$36,798	$42,422

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual
status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2019, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment
of a restructured loan.
Except for the
non-accrual
loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current second

quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis
The following table presents information regarding our consolidated allowance for loan losses, our non-performing
assets, and our 30 to 89 days past due loans at June 30, 2019 and December 31, 2018.

	At or For the	At or For the
	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2019	December 31, 2018
Allowance for Loan Losses:
Balance at beginning of period	$159,820	$158,046
Provision for losses	622	18,256
Charge-offs:
Multi-family	—	(34)
Commercial real estate	—	(3,191)
One-to-four family residential	—	—
Acquisition, development, and construction	—	(2,220)
Other loans	(9,830)	(12,897)

Total charge-offs	(9,830)	(18,342)
Recoveries:
Multi-family	—	—
Commercial real estate	—	137
One-to-four family residential	—	—
Acquisition, development, and construction	22	127
Other loans	478	1,596

Total recoveries	500	1,860

Net charge-offs	(9,330)	(16,482)

Balance at end of period	$151,112	$159,820

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$3,906	$4,220
Commercial real estate	2,993	3,021
One-to-four family residential	1,143	1,651
Acquisition, development, and construction	—	—

Total non-accrual mortgage loans	8,042	8,892
Other non-accrual loans	43,372	36,614

Total non-performing loans	$51,414	$45,506
Repossessed assets (1)	11,691	10,794

Total non-performing assets	$63,105	$56,300

Asset Quality Measures:
Non-performing loans to total loans	0.13%	0.11%
Non-performing assets to total assets	0.12	0.11
Allowance for loan losses to non-performing loans	293.91	351.21
Allowance for loan losses to total loans	0.37	0.40
Net charge-offs during the period to average loans outstanding during the period	0.02	0.04
Loans 30-89 Days Past Due:
Multi-family	$1,312	$—
Commercial real estate	—	—
One-to-four family residential	1,869	9
Acquisition, development, and construction	—	—
Other loans	1,108	555

Total loans 30-89 days past due (2)	$4,289	$564

(1)	Includes $9.7 million and $8.2 million of repossessed taxi medallions at June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $204,000 and $530,000 of taxi medallion loans at June 30, 2019 and December 31, 2018, respectively.

Geographical Analysis of
Non-Performing
Loans
The following table presents a geographical analysis of our
 non-performing
 loans at June 30, 2019:

(in thousands)
New York	$44,876
New Jersey	4,758
Arizona	833
All other states	947

Total non-performing loans	$51,414

Securities
Securities increased $126.7 million from December 31, 2018 to $5.8 billion or 10.9% of total assets at June 30, 2019. During the second quarter of 2017, we reclassified our entire securities portfolio as
“Available-for-Sale”.
Accordingly, at June 30, 2019 and December 31, 2018, we had no securities designated as
“Held-to-Maturity”.
At June 30, 2019, 32% of the securities portfolio was variable rates, mainly one-
and three-month LIBOR and prime.
Federal Home Loan Bank Stock
As a member of the
FHLB-NY,
the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At June 30, 2019 and December 31, 2018, the Bank held
FHLB-NY
stock in the amount of $582.3 million and $644.6 million, respectively.
FHLB-NY
stock continued to be valued at par, with no impairment required at that date.
Dividends from the
FHLB-NY
to the Bank totaled $9.4 million and $9.7 million, respectively, in the three months ended June 30, 2019 and 2018.
Bank-Owned Life Insurance
BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in
Non-Interest
Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $9.9 million to $987.5 million in the six months ended June 30, 2019.
Goodwill
We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both June 30, 2019 and December 31, 2018. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.
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
Loan repayments and sales totaled $4.3 billion in the six months ended June 30, 2019, down $38.0 million from the $4.3 billion recorded in the year-earlier six months. Cash flows from the repayment and sales of securities totaled $870.5 million and $416.6 million, respectively, in the corresponding periods, while purchases of securities totaled $913.0 million and $1.1 billion, respectively.
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

At June 30, 2019, total deposits of $32.3 billion were up $1.6 billion as compared to the level recorded at December 31, 2018. CDs represented 44.2% of total deposits at the end of the second quarter, and total deposits represented 61.3% of total assets at that date.
Included in the June 30, 2019 balance of deposits were institutional deposits of $1.3 billion and municipal deposits of $1.4 billion, as compared to $1.8 billion and $961.9 million, respectively, at December 31, 2018. Brokered deposits rose $889.8 million during the first six months of the year to $4.9 billion, reflecting a $483.2 million decrease in brokered money market accounts to $1.4 billion and a $1.3 billion increase in brokered CDs to $2.6 billion. In addition, at June 30, 2019, we had $816.9 million of brokered interest bearing checking accounts, an increase of $30.8 million from December 31, 2018. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.
Borrowed Funds
Borrowed funds consist primarily of wholesale borrowings (i.e.,
FHLB-NY
advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. As of June 30, 2019, the balance of borrowed funds decreased $1.1 billion from year-end
2018 to $13.1 billion, representing 24.8% of total assets, at that date. The majority of the decrease was related to a lower balance of wholesale borrowings.
Wholesale Borrowings
Wholesale borrowings declined $1.1 billion from the
year-end
2018 amount to $12.4 billion, representing 23.5% of total assets at June 30, 2019.
FHLB-NY
advances decreased $1.4 billion since December 31, 2018, to $11.6 billion, while the balance of repurchase agreements were $800 million at June 30, 2019 and $500 million at December 31, 2018.
Subordinated Notes
On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90%
Fixed-to-Floating
Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At June 30, 2019, the balance of subordinated notes was $294.8 million, which excludes certain costs related to their issuance.
Junior Subordinated Debentures
Junior subordinated debentures totaled $359.7 million at June 30, 2019, comparable to the balance at December 31, 2018.
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
At June 30, 2019, our
one-year
gap was a negative 13.46%, compared to a negative 22.56% at December 31, 2018. The change in our one-year
gap reflects an increase in expected prepayments on loans coupled with the addition of the previously mentioned interest rate swap, partially offset by an increase in CDs maturing within one year.
The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2019 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2019 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 9% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 21% and 14% per annum, respectively. Borrowed funds were not assumed to prepay.
Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 60% for the first five years and 40% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 73% for the first five years and 27% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 83% for the first five years and 17% for years six through ten.

	At June 30, 2019
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,109,884	$7,462,959	$16,178,067	$9,014,218	$1,849,468	$210,691	$40,825,287
Mortgage-related securities (2)(3)	66,277	177,562	589,122	714,331	627,149	600,714	2,775,155
Other securities (2)	2,581,223	585,042	238,540	48,496	43,428	48,610	3,545,339
Interest-earning cash and cash equivalents	1,064,238	—	—	—	—	—	1,064,238

Total interest-earning assets	9,821,622	8,225,563	17,005,729	9,777,045	2,520,045	860,015	48,210,019

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	5,100,667	824,355	1,505,442	898,301	2,441,595	—	10,770,360
Savings accounts	812,374	956,245	662,244	442,044	1,927,116	—	4,800,023
Certificates of deposit	3,615,965	8,877,805	1,595,471	196,673	372	—	14,286,286
Borrowed funds	544,926	4,419,000	1,927,661	—	6,050,000	140,551	13,082,138

Total interest-bearing liabilities	10,073,932	15,077,405	5,690,818	1,537,018	10,419,083	140,551	42,938,807

Interest rate sensitivity gap per period (4)	$(252,310)	$(6,851,842)	$11,314,911	$8,240,027	$(7,899,038)	$719,464	$5,271,212

Cumulative interest rate sensitivity gap	$(252,310)	$(7,104,152)	$4,210,759	$12,450,786	$4,551,748	$5,271,212

Cumulative interest rate sensitivity gap as a percentage of total assets	(0.48)%	(13.46)%	7.98%	23.59%	8.62%	9.99%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	97.50%	71.75%	113.65%	138.45%	110.64%	112.28%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.

(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.

(3)	Expected amount based, in part, on historical experience.

(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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
As of June 30, 2019, the impact of a
100-bp
decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 18.95% per annum. Conversely, the impact of a
100-bp
increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 8.92% per annum.
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
Interest rate sensitivity is also monitored through the use of a model that generates estimates of the change in our Economic Vale of Equity (“EVE”) over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance
sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates similar to those utilized in formulating the preceding Interest Rate Sensitivity Analysis.
Based on the information and assumptions in effect at June 30, 2019, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Economic Value of Equity
+100	(3.03)%
+200	(9.23)%
-100	(2.99)%

(1)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

The net changes in EVE presented in the preceding table are within the parameters approved by the Boards of Directors of the Company and the Bank.
As with the Interest Rate Sensitivity Analysis, certain shortcomings are inherent in the methodology used in the preceding interest rate risk measurements. Modeling changes in EVE requires that certain assumptions be made which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE Analysis presented above assumes that the composition of our interest rate sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured, and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Furthermore, the model does not take into account the benefit of any strategic actions we may take to further reduce our exposure to interest rate risk. Accordingly, while the EVE Analysis provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income, and may very well differ from actual results.

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
Based on the information and assumptions in effect at June 30, 2019, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(2.54)%
+200	(4.62)%
-100	2.48%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

(2)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2019, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.51% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 9.48% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.
Liquidity
We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.
We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.2 billion and $1.5 billion, respectively, at June 30, 2019 and December 31, 2018. As in the past, our portfolios of loans and securities provided liquidity in the first six months of the year, with cash flows from the repayment and sale of loans totaling $4.3 billion and cash flows from the repayment and sale of securities totaling $870.5 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the

FHLB-NY.

The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2019, our available borrowing capacity with the

FHLB-NY

was $8.9 billion. In addition, the Bank had $5.7 billion of

available-for-sale

securities, at that date.
Furthermore, the Bank has agreements with the
FRB-NY
that enables it to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Bank pledged certain loans and securities to collateralize any funds they may borrow. At June 30, 2019, the maximum amount the Bank could borrow from the
FRB-NY
was $1.3 billion. There were no borrowings against either of these lines of credit at that date.
Our primary investing activity is loan production. In the first six months of 2019, the volume of loans originated for investment was $5.0 billion. During this time, the net cash used in investing activities totaled $697.6 million. Our operating activities provided net cash of $259.0 million, while the net cash provided by our financing activities totaled $192.0 million.
CDs due to mature in one year or less as of June 30, 2019 totaled $12.5 billion, representing 87.5% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.
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
Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the six months ended June 30, 2019, the Bank paid dividends totaling $190.0 million to the Parent Company, leaving $277.3 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at June 30, 2019 included $170.5 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.
Capital Position
On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.
On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of June 30, 2019, the Company has repurchased a total of 23.9 million shares at an average price of $9.54 or an aggregate purchase price of $227.9 million, leaving $72.1 million remaining under the current authorization.
Common stockholders’ equity represented 11.69% and 11.85% of total assets at June 30, 2019 and December 31, 2018, and was equivalent to a book value per common share of $13.21, and $12.99 at the respective dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At June 30, 2019 and December 31, 2018, we had outstanding common shares of 467,358,939 and 473,536,604, respectively.
Tangible common stockholders’ equity was relatively stable at $3.7 billion, representing 7.44% of tangible assets and a tangible book value per common share of $8.01 at June 30, 2019. At December 31, 2018, tangible common stockholders’ equity totaled $3.7 billion or 7.51% of tangible assets and a tangible book value per common share of $7.85.
We calculate tangible common stockholders’ equity by subtracting the amount of goodwill recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At June 30, 2019 and December 31, 2018 we recorded goodwill of $2.4 billion, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)
Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $58.7 million from the balance at the end of last year and decreased $42.7 million from the year-ago
quarter to $28.9 million at June 30, 2019. The
year-to-date
decrease was primarily the result of a $55.1 million change in the net unrealized gain (loss) on available-for-sale
securities, net of tax, from a loss of $10.5 million at December 31, 2018 to a gain of $44.6 million at June 30, 2019 and a $3.6 million decrease in net unrealized loss on pension and post-retirement obligations, net of tax, to $67.4 million.
At June 30, 2019, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:
Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At June 30, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,777,348	10.02%	$4,280,187	11.36%	$5,074,092	13.46%	$4,280,187	8.64%
Minimum for capital adequacy purposes	1,696,189	4.50	2,261,586	6.00	3,015,448	8.00	1,981,872	4.00

Excess	$2,081,159	5.52%	$2,018,601	5.36%	$2,058,644	5.46%	$2,298,315	4.64%

At June 30, 2019, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 546 bp and the fully-phased in capital conservation buffer by 296 bp.
Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At June 30, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,756,803	12.63%	$4,756,803	12.63%	$4,909,007	13.03%	$4,756,803	9.60%
Minimum for capital adequacy purposes	1,695,431	4.50	2,260,574	6.00	3,014,099	8.00	1,981,282	4.00

Excess	$3,061,372	8.13%	$2,496,229	6.63%	$1,894,908	5.03%	$2,775,521	5.60%

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.
Earnings Summary for the Three Months Ended June 30, 2019
The Company reported net income for the three months ended June 30, 2019 of $97.2 million, relatively unchanged from the $97.6 million reported for the three months ended March 31, 2019 and down 9% from $107.4 million for the three months ended June 30, 2018. On a year-to-date
basis, net income was $194.8 million, down 9% compared to the first six months of 2018. Net income available to common shareholders for the second quarter of 2019 was $89.0 million, or $0.19 per common share, compared to $89.4 million, also $0.19 per common share for the first quarter of 2019 and $99.1 million, or $0.20 per common share for the second quarter of 2018.
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
Details of the decline in net interest income follow:
•	Interest income of $453.8 million in the current second quarter increased $36.4 million from the year earlier quarter and $7.6 million from the amount reported in the trailing quarter. Interest income from loans of $387.6 million increased $19.2 million compared to the year-ago
quarter and $7.8 million compared to the prior quarter, while interest income from securities and money market investments increased $17.2 million from the year-ago
quarter and was unchanged compared to the prior quarter.

•	Interest income was driven by a $449.1 million increase in average earning assets to $47.5 billion along with a two bp increase on the average yield to 3.82%. The increase in average earning assets was the result of higher average loan balances along with a five bp increase in loan yields.

•	Interest expense rose $62.7 million on a year-over-year basis and $11.2 million sequentially to $216.1 million, primarily due to higher levels of interest expense on interest-bearing deposits largely driven by higher CD balances and higher costs associated with those balances.

Net Interest Margin
The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.00%, the margin was three bps narrower than the trailing-quarter measure and 33 bp narrower than the margin recorded in the second quarter of last year.
The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and net interest margin in the periods noted:

	For the Three Months Ended						Jun. 30, 2019 compared to
(dollars in thousands)	Jun. 30, 2019		Mar. 31, 2019		Jun. 30, 2018		Mar. 31, 2019		Jun. 30, 2018
Total Interest Income	$453,752		$446,174		$417,332		2%		9%

Prepayment Income:
Loans	$11,842		$9,341		$15,781		27%		-25%
Securities	780		227		634		244%		23%

Total prepayment income	$12,622		$9,568		$16,415		32%		-23%

GAAP Net Interest Margin	2.00%		2.03%		2.33%		-3	bp	-33	bp
Less:
Prepayment income from loans	10	bp	8	bp	14	bp	2	bp	-4	bp
Prepayment income from securities	1		—		—		1	bp	1	bp

Total prepayment income contribution to net interest margin	11	bp	8	bp	14	bp	3	bp	-3	bp

Adjusted Net Interest Margin (non-GAAP)	1.89%		1.95%		2.19%		-6	bp	-30	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis
NEW YORK COMMUNITY BANCORP, INC.
NET INTEREST INCOME ANALYSIS
LINKED-QUARTER AND YEAR-OVER-YEAR COMPARISONS
(unaudited)

	For the Three Months Ended
	June 30, 2019				March 31, 2019				June 30, 2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$40,208,256	$387,634	3.86%		$39,890,669	$379,790	3.81%		$38,937,521	$368,456	3.79%
Securities	6,320,252	60,340	3.82		6,263,933	61,037	3.91		4,029,967	37,962	3.77
Interest-earning cash and cash equivalents (2)(3)	967,364	5,778	2.40		892,187	5,347	2.43		2,288,581	10,914	1.91

Total interest-earning assets	47,495,872	453,752	3.82		47,046,789	446,174	3.80		45,256,069	417,332	3.69
Non-interest-earning assets	4,576,454				4,570,768				4,311,317

Total assets	$52,072,326				$51,617,557				$49,567,386

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,811,077	$47,772	1.77%		$11,478,820	$50,159	1.77%		$12,185,478	$40,380	1.33%
Savings accounts	4,729,517	8,861	0.75		4,669,824	8,083	0.70		4,935,936	6,630	0.54
Certificates of deposit	13,509,392	80,651	2.39		12,298,274	67,775	2.23		9,631,672	39,534	1.65

Total interest-bearing deposits	29,049,986	137,284	1.90		28,446,918	126,017	1.80		26,753,086	86,544	1.30
Borrowed funds	13,111,692	78,778	2.41		13,491,860	78,832	2.37		13,126,137	66,833	2.04

Total interest-bearing liabilities	42,161,678	216,062	2.06		41,938,778	204,849	1.98		39,879,223	153,377	1.54
Non-interest-bearing deposits	2,698,578				2,477,420				2,675,223
Other liabilities	559,955				594,077				223,774

Total liabilities	45,420,211				45,010,275				42,778,220
Stockholders’ equity	6,652,115				6,607,282				6,789,166

Total liabilities and stockholders’ equity	$52,072,326				$51,617,557				$49,567,386

Net interest income/interest rate spread		$237,690	1.76%			$241,325	1.82%			$263,955	2.15%

Net interest margin			2.00%				2.03%				2.33%

Ratio of interest-earning assets to interest-bearing liabilities			1.13	x			1.12	x			1.13	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for (recovery of) Losses on Loans
The provision for losses on loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” the Company reported a provision for loan losses of $1.8 million compared to a recovery of loan losses of $1.2 million in the previous quarter and a $4.7 million provision in the second quarter of 2018. The provision for losses on loans for the second quarter of last year was largely due our taxi medallion-related loans.
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
For the three months ended June 30, 2019,
non-interest
income declined 29% on a linked-quarter basis to $17.6 million and declined 23% on a year-over-year basis. Included in the first quarter 2019 was $7.0 million of net gains on the sale of securities compared to only $493,000 in the current second quarter. Included in the year-ago
period was approximately $5.2 million related to our wealth management business, Peter B. Cannell & Co., which was sold in the first quarter of this year.
The following table summarizes our
non-interest
income for the respective periods:
Non-Interest
Income Analysis

	For the Three Months Ended
(in thousands)	June 30, 2019	March 31, 2019	June 30, 2018
Fee income	$7,487	$7,228	$7,492
BOLI income	6,479	6,975	6,318
Net gain (loss) on securities	493	6,987	(303)
Other income:
Third-party investment product sales	1,225	2,896	3,515
Other	1,913	699	5,684

Total other income	3,138	3,595	9,199

Total non-interest income	$17,597	$24,785	$22,706

Non-Interest
Expense
Non-interest
expense consists of compensation and benefits expense, occupancy and equipment expense, and G&A expense.
Total
non-interest
expense for the current second quarter was $123.1 million, down $15.7 million, or 11% on a linked-quarter basis and down $15.1 million or also 11% compared to the year ago. Our operating expenses during the first quarter of 2019 included certain items related to severance costs and branch rationalization, which totaled $9.0 million: $3.5 million in severance costs and $5.5 million related to branch rationalization costs. Excluding these two items, total non-interest
expenses, on a
non-GAAP
basis, would have totaled $129.7 million in the first quarter. The year-over-year decrease in non-interest
expense reflects the continued successful execution of our expense reduction plan.
Income Tax Expense
Income tax expense for the three months ended June 30, 2019 totaled $33.1 million, compared to $31.0 million in the prior quarter and $36.5 million in the year-ago
quarter. The effective tax rate was 25.42% during the current second quarter, compared to 24.10% in the first quarter of 2019 and 25.35% in the year-ago
quarter.
Earnings Summary for the Six Months Ended June 30, 2019
In the first six months of 2019, the Company generated net income of $194.8 million, down $19.1 million or 9% compared to the $213.9 million we generated in the first six months of 2018. Net income available to common shareholders for the six months ended June 30, 2019 totaled $178.4 million, down 10% compared to the $197.5 million for the six months ended June 30, 2018. On a per share basis, this translates into $0.38 per diluted common share for the first six months of this year compared to $0.40 per diluted common share for the first six months of last year, down 5%.

Net Interest Income
Net interest income declined $55.2 million or 10% to $479.0 million for the six months ended June 30, 2019. The decline is attributable to the net impact of a $78.3 million increase in total interest income to $899.9 million, offset by a $133.5 million increase in total interest expenses to $420.9 million. During the first six months of 2019, the NIM declined 35 bp to 2.02%.
The following factors contributed to the year-over-year decrease in net interest income and NIM:
•	Average interest- earning assets increased $2.4 billion or 5% to $47.3 billion due to a $2.2 billion or 55% increase in average securities and a $1.4 billion or 4% increase in average loans. The majority of the growth in average securities was funded by cash. Accordingly, the average balance of cash and cash equivalents declined $1.3 billion or 58% to $930.0 million.

•	The average yield on interest-earning assets rose 14 bp to 3.81%. This was primarily due to a nine bp increase in the average yield on loans, while the average yield on securities was unchanged at 3.86%.

•	Average interest-bearing liabilities increased $2.4 billion or 6% to $42.1 billion. This was driven by a $2.1 billion or 8% increase in average interest-bearing deposits to $28.8 billion, led primarily by growth in CDs. The average CD balance increased $3.7 billion or 40% to $12.9 billion. The average balance of borrowed funds rose $273.4 million or 2% to $13.3 billion.

•	In addition to the growth in the average balance of interest-bearing liabilities, the average cost of our interest-bearing liabilities also increased given the increase in short-term interest rates over the past several years. The average cost of interest-bearing liabilities rose 56 bp to 2.02% driven by a 65 bp increase in the cost of deposits to 1.85% and a 40 bp increase in the cost of borrowed funds to 2.39%.

The following table summarizes the contribution from prepayment income on loans and securities on the Company’s interest income and NIM for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
(dollars in thousands)	Jun. 30, 2019		Jun. 30, 2018		Change (%)
Total Interest Income	$899,926		$821,657		10%

Prepayment Income:
Loans	$21,183		$27,560		-23%
Securities	1,007		3,567		-70%

Total prepayment income	$22,190		$31,127		-29%

GAAP Net Interest Margin	2.02%		2.37%		-35	bp
Less:
Prepayment income from loans	9	bp	12	bp	-3	bp
Prepayment income from securities	1		1		0	bp

Total prepayment income contribution to net interest margin	10	bp	13	bp	-3	bp

Adjusted Net Interest Margin (non-GAAP)	1.92%		2.24%		-32	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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
adjustments from acquisitions), that are considered adjustments to such average yields and costs.
Net Interest Income Analysis

	For the Six Months Ended June 30,
	2019				2018
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost		Average Balance	Interest	Average Yield/ Cost
Assets:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$40,050,340	$767,424	3.84%		$38,615,946	$724,373	3.75%
Securities (2)(3)	6,292,248	121,377	3.86		4,048,189	77,954	3.86
Interest-earning cash and cash equivalents	929,983	11,125	2.41		2,212,203	19,330	1.76

Total interest-earning assets	47,272,571	899,926	3.81		44,876,338	821,657	3.67
Non-interest-earning assets	4,573,627				4,340,451

Total assets	$51,846,198				$49,216,789

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$11,143,104	$97,931	1.77%		$12,405,260	$74,749	1.22%
Savings accounts	4,699,835	16,944	0.73		4,999,171	13,851	0.56
Certificates of deposit	12,907,179	148,426	2.32		9,220,551	70,049	1.53

Total interest-bearing deposits	28,750,118	263,301	1.85		26,624,982	158,649	1.20
Borrowed funds	13,300,726	157,610	2.39		13,027,277	128,755	1.99

Total interest-bearing liabilities	42,050,844	420,911	2.02		39,652,259	287,404	1.46
Non-interest-bearing deposits	2,588,610				2,540,102
Other liabilities	576,922				234,564

Total liabilities	45,216,376				42,426,925
Stockholders’ equity	6,629,822				6,789,864

Total liabilities and stockholders’ equity	$51,846,198				$49,216,789

Net interest income/interest rate spread		$479,015	1.79%			$534,253	2.21%

Net interest margin			2.02%				2.37%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	x			1.13	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include non-performing loans.

(2)	Amounts are at amortized cost.

(3)	Includes FHLB stock.

Provision for (recovery of) Losses on Loans
The provision for losses on loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” the Company reported a provision for losses on loans losses of $622,000 for the six months ended June 30, 2019 compared to $14.3 million for the six months ended June 30, 2018. The majority of the 2018 provision for losses on loans was related to taxi medallion-related loans.
Non-Interest
Income
The following table summarizes the components of
non-interest
income for the respective periods:
Non-Interest
Income Analysis

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Fee income	$14,715	$14,819
BOLI income	13,454	13,122
Net gain (loss) on securities	7,480	(769)
Other income:
Third-party investment product sales	4,122	6,590
Other	2,611	11,801

Total other income	6,733	18,391

Total non-interest income	$42,382	$45,563

In the first six months of 2019, we recorded
non-interest
income of $42.4 million as compared to $45.6 million in the first six months of 2018. The $3.2 million or 7% decline was driven by a number of items: a net gain on securities of $7.5 million for the current six month period compared to a net loss on securities of $769,000 for the year-ago
six month period and an $11.7 million or 63% decrease in other income. This decline was driven by the sale of our wealth management business, Peter B. Cannell & Co., which was sold in the first quarter of 2019.
Non-Interest
Expense
In the first six months of 2019, we recorded
non-interest
expense of $261.8 million, down $15.4 million or 6% compared to the first half of 2018.
Non-interest
expense for the current six month period includes certain items related to severance costs and branch rationalization, which totaled $9.0 million. The year-over-year improvement in non-interest
expenses reflects management’s ongoing efforts to reduce costs throughout the organization.
Income Tax Expense
Income tax expense for the six months ended June 30, 2019 declined $10.2 million or 14% to $64.1 million and reflects an effective tax rate of 24.77%.
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
The following additional risk factor supplements the risk factors disclosed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Material Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi-family loans or the future net operating income of such properties could potentially become impaired.
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
As indicated in the table below, during the three months ended June 30, 2019, the Company allocated 3,485 shares or $39,000 toward the repurchase of shares tied to its stock-based incentive plans. Also, during the first quarter of the year, the Company repurchased $67.1 million or 7.1 million shares of its common stock under its recently authorized share repurchase program.

(dollars in thousands, except per share data)
Second Quarter 2019	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	1,870	$11.83	$22
May 1 – May 31	1,023	10.67	11
June 1 – June 30	592	9.75	6

Total shares repurchased	3,485	11.14	$39

Item 3.	Defaults upon Senior Securities

Not applicable.
Item 4.	Mine Safety Disclosures

Not applicable.
Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation. (2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (3)

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

101
The following materials from the Company’s Quarterly Report on Form

10-Q

for the quarter ended June 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

New York Community Bancorp, Inc.
(Registrant)

DATE: August 9, 2019	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 9, 2019	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer