Form 10-Q
period 2019-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2019-11-12
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
1-31565

NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
615 Merrick Avenue
,
Westbury
,
New York
11590
(Address of principal executive offices)
(Registrant’s telephone number, including area code) (
516
)

683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock , $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiES SM	NYCB PU	New York Stock Exchange
Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, $0.01 par value	NYCB PR A	New York Stock Exchange
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
of the Exchange Act).    Yes
☐
    No
☒
467,350,628

Number of shares of common stock outstanding at
November
6
, 2019

NEW YORK COMMUNITY BANCORP, INC.
FORM
10-Q
Quarter Ended September 30, 2019

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
COMMERCIAL REAL ESTATE LOAN
A mortgage loan secured by either an income-producing property owned by an investor and leased primarily for commercial purposes or, to a lesser extent, an owner-occupied building used for business purposes. The CRE loans in our portfolio are typically secured by either office buildings, retail shopping centers, light industrial centers with multiple tenants, or mixed-use
properties.
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

LIST OF ABBREVIATIONS AND ACRONYMS

ADC—Acquisition, development, and construction loan

ALCO—Asset and Liability Management Committee

AMT—Alternative minimum tax

AmTrust—AmTrust Bank

AOCL—Accumulated other comprehensive loss

ASC—Accounting Standards Codification

ASU—Accounting Standards Update

BOLI—Bank-owned life insurance

BP—Basis point(s)

C&I—Commercial and industrial loan

CCAR—Comprehensive Capital Analysis and Review

CDs—Certificates of deposit

CECL—Current Expected Credit Loss

CFPB—Consumer Financial Protection Bureau

CMOs—Collateralized mortgage obligations

CMT—Constant maturity treasury rate

CPI—Consumer Price Index

CPR—Constant prepayment rate

CRA—Community Reinvestment Act

CRE—Commercial real estate loan

Desert Hills—Desert Hills Bank

DIF—Deposit Insurance Fund

DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act

DSCR—Debt service coverage ratio

EAR—Earnings at Risk

EPS—Earnings per common share

ERM—Enterprise Risk Management

ESOP—Employee Stock Ownership Plan

EVE—Economic Value of Equity at Risk

Fannie Mae—Federal National Mortgage Association

FASB—Financial Accounting Standards Board

FDI Act—Federal Deposit Insurance Act

FDIC—Federal Deposit Insurance Corporation

FHLB—Federal Home Loan Bank

FHLB-NY—Federal Home Loan Bank of New York

FOMC—Federal Open Market Committee

FRB—Federal Reserve Board

FRB-NY—Federal Reserve Bank of New York

Freddie Mac—Federal Home Loan Mortgage Corporation

FTEs—Full-time equivalent employees

GAAP—U.S. generally accepted accounting principles

GLBA—The Gramm Leach Bliley Act

GNMA—Government National Mortgage Association

GSEs—Government-sponsored enterprises

HQLAs—High-quality liquid assets

LIBOR-London Interbank Offered Rate

LSA—Loss Share Agreements

LTV—Loan-to-value ratio

MBS – Mortgage-backed securities

MSRs—Mortgage servicing rights

NIM—Net interest margin

NOL—Net operating loss

NPAs—Non-performing assets

NPLs—Non-performing loans

NPV—Net Portfolio Value

NYSDFS—New York State Department of Financial Services

NYSE—New York Stock Exchange

OCC—Office of the Comptroller of the Currency

OFAC—Office of Foreign Assets Control

OREO—Other real estate owned

OTTI—Other-than-temporary impairment

ROU – Right of use asset

SEC—U.S. Securities and Exchange Commission

SIFI—Systemically Important Financial Institution

TDRs—Troubled debt restructurings

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets:
Cash and cash equivalents	$854,678	$1,474,955
Securities:
Debt securities available-for-sale ($1,720,197 and $1,228,702 pledged, respectively)	5,854,568	5,613,520
Equity investments with readily determinable fair values, at fair value	32,861	30,551

Total securities	5,887,429	5,644,071

Loans and leases, net of deferred loan fees and costs	40,844,220	40,165,908
Less: Allowance for loan losses	(149,433)	(159,820)

Total loans and leases, net	40,694,787	40,006,088
Federal Home Loan Bank stock, at cost	606,371	644,590
Premises and equipment, net	321,792	346,179
Operating lease right-of-use assets	300,955	—
Goodwill	2,426,379	2,436,131
Bank-owned life insurance	1,028,707	977,627
Other real estate owned and other repossessed assets	11,691	10,794
Other assets	404,840	358,941

Total assets	$52,537,629	$51,899,376

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$9,960,403	$11,530,049
Savings accounts	4,817,697	4,643,260
Certificates of deposit	14,264,171	12,194,322
Non-interest-bearing accounts	2,529,905	2,396,799

Total deposits	31,572,176	30,764,430

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	12,171,661	13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	12,971,661	13,553,661
Junior subordinated debentures	359,773	359,508
Subordinated notes	294,926	294,697

Total borrowed funds	13,626,360	14,207,866

Operating lease liabilities	300,610	—
Other liabilities	343,476	271,845

Total liabilities	45,842,622	45,244,141

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 467,350,860 and 473,536,604 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,107,376	6,099,940
Retained earnings	328,407	297,202
Treasury stock, at cost 23,080,210 and 16,902,466 shares, respectively)	(220,669)	(161,998)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of $(16,706) and $4,201, respectively	43,804	(10,534)
Net unrealized loss on the non-credit portion of OTTI losses on securities, net of tax of $2,517 and $2,517, respectively	(6,042)	(6,042)
Net unrealized loss on pension and post-retirement obligations, net of tax of $25,093 and $27,224, respectively	(65,613)	(71,077)

Total accumulated other comprehensive loss, net of tax	(27,851)	(87,653)

Total stockholders’ equity	6,695,007	6,655,235

Total liabilities and stockholders’ equity	$52,537,629	$51,899,376

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income:
Mortgage and other loans and leases	$391,920	$368,264	$1,159,344	$1,092,637
Securities and money market investments	62,631	56,880	195,133	154,164

Total interest income	454,551	425,144	1,354,477	1,246,801

Interest Expense:
Interest-bearing checking and money market accounts	42,465	44,497	140,396	119,246
Savings accounts	9,326	7,325	26,270	21,176
Certificates of deposit	86,934	51,249	235,360	121,298
Borrowed funds	79,911	72,567	237,521	201,322

Total interest expense	218,636	175,638	639,547	463,042

Net interest income	235,915	249,506	714,930	783,759
Provision for losses on loans	4,781	1,201	5,403	15,486

Net interest income after provision for loan losses	231,134	248,305	709,527	768,273

Non-Interest Income:
Fee income	7,580	7,237	22,295	22,056
Bank-owned life insurance	6,791	7,302	20,245	20,424
Net gain (loss) on securities	275	(41)	7,755	(810)
Other	9,740	8,424	16,473	26,815

Total non-interest income	24,386	22,922	66,768	68,485

Non-Interest Expense:
Operating expenses:
Compensation and benefits	75,159	78,283	229,172	242,572
Occupancy and equipment	21,748	24,401	66,599	74,311
General and administrative	26,395	31,749	89,350	94,799

Total non-interest expense	123,302	134,433	385,121	411,682

Income before income taxes	132,218	136,794	391,174	425,076
Income tax expense	33,172	30,022	97,305	104,398

Net income	99,046	106,772	293,869	320,678
Preferred stock dividends	8,207	8,207	24,621	24,621

Net income available to common shareholders	$90,839	$98,565	$269,248	$296,057

Basic earnings per common share	$0.19	$0.20	$0.57	$0.60

Diluted earnings per common share	$0.19	$0.20	$0.57	$0.60

Net income	$99,046	$106,772	$293,869	$320,678
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $666; $8,738; $(22,434) and $40,456, respectively	(757)	(20,790)	58,256	(69,047)
Change in the non-credit portion of OTTI losses recognized in other comprehensive income (loss), net of tax of $0; $0; $0; and ($821), respectively	—	—	—	(821)
Change in pension and post-retirement obligations, net of tax of ($710); ($547); ($2,131) and ($11,611), respectively	1,821	1,314	5,464	(6,029)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $0; $0; $1,527 and $0 respectively	—	—	(3,918)	—

Total other comprehensive income (loss), net of tax	1,064	(19,476)	59,802	(75,897)

Total comprehensive income, net of tax	$100,110	$87,296	$353,671	$244,781

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock				Other	Total
	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Three Months Ended September 30, 2019
Balance at July 1, 2019	467,358,939	$502,840	$4,904	$6,099,474	$316,921	$(220,546)	$(28,915)	$6,674,678
Shares issued for restricted stock, net of forfeitures	22,980	—	—	(222)	—	222	—	—
Compensation expense related to restricted stock awards	—	—	—	8,124	—	—	—	8,124
Net income	—	—	—	—	99,046	—	—	99,046
Dividends paid on common stock ($0.17)	—	—	—	—	(79,353)	—	—	(79,353)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Purchase of common stock	(31,059)	—	—	—	—	(345)	—	(345)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,064	1,064

Balance at September 30, 2019	467,350,860	$502,840	$4,904	$6,107,376	$328,407	$(220,669)	$(27,851)	$6,695,007
Nine Months Ended September 30, 2019
Balance at January 1, 2019	473,536,604	$502,840	$4,904	$6,099,940	$297,202	$(161,998)	$(87,653)	$6,655,235
Shares issued for restricted stock, net of forfeitures	1,665,028	—	—	(16,501)	—	16,501	—	—
Compensation expense related to restricted stock awards	—	—	—	23,937	—	—	—	23,937
Net income	—	—	—	—	293,869	—	—	293,869
Dividends paid on common stock ($0.51)	—	—	—	—	(238,043)	—	—	(238,043)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(24,621)	—	—	(24,621)
Purchase of common stock	(7,850,772)	—	—	—	—	(75,172)	—	(75,172)
Other comprehensive income, net of tax	—	—	—	—	—	—	59,802	59,802

Balance at September 30, 2019	467,350,860	$502,840	$4,904	$6,107,376	$328,407	$(220,669)	$(27,851)	$6,695,007

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Three Months Ended September 30, 2018
Balance at July 1, 2018	490,379,705	$502,840	$4,904	$6,082,394	$271,559	$(757)	$(71,588)	$6,789,352
Shares issued for restricted stock	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	9,355	—	—	—	9,355
Net income	—	—	—	—	106,772	—	—	106,772
Dividends paid on common stock ($0.17)	—	—	—	—	(83,361)	—	—	(83,361)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Effect of adopting ASU No. 2016-01	—	—	—	—	—	—	—	—
Effect of adopting ASU No. 2018-02	—	—	—	—	—	—	—	—
Purchase of common stock	(37,841)	—	—	—	—	(420)	—	(420)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(19,476)	(19,476)

Balance at September 30, 2018	490,341,864	$502,840	$4,904	$6,091,749	$286,763	$(1,177)	$(91,064)	$6,794,015
Nine Months Ended September 30, 2018
Balance at January 1, 2018	488,490,352	$502,840	$4,891	$6,072,559	$237,868	$(7,615)	$(15,167)	$6,795,376
Shares issued for restricted stock	2,039,603	—	13	(8,879)	—	8,866	—	—
Compensation expense related to restricted stock awards	—	—	—	28,069	—	—	—	28,069
Net income	—	—	—	—	320,678	—	—	320,678
Dividends paid on common stock ($0.51)	—	—	—	—	(249,968)	—	—	(249,968)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(24,621)	—	—	(24,621)
Effect of adopting ASU No. 2016-01	—	—	—	—	260	—	—	260
Effect of adopting ASU No. 2018-02	—	—	—	—	2,546	—	(2,546)	—
Purchase of common stock	(188,091)	—	—	—	—	(2,428)	—	(2,428)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(73,351)	(73,351)

Balance at September 30, 2018	490,341,864	$502,840	$4,904	$6,091,749	$286,763	$(1,177)	$(91,064)	$6,794,015

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$293,869	$320,678
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,403	15,486
Depreciation	20,471	24,388
Amortization of discounts and premiums, net	3,690	(3,868)
Net gain on securities	(7,755)	—
Gain on trading activity	(66)	(222)
Net loss (gain) on sales of loans	43	(124)
Stock-based compensation	23,937	28,069
Deferred tax expense	41,655	35,105
Changes in operating assets and liabilities:
Decrease in other assets (1)	(30,826)	(214,040)
Decrease in other liabilities (2)	(11,527)	(21,101)
Purchases of securities held for trading	(42,500)	(141,615)
Proceeds from sales of securities held for trading	42,566	141,837
Proceeds from sales of loans originated for sale	—	35,258

Net cash provided by operating activities	338,960	219,851

Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	1,579,297	725,328
Proceeds from sales of securities available for sale	363,621	—
Purchase of securities available for sale	(2,103,973)	(2,095,742)
Redemption of Federal Home Loan Bank stock	114,097	57,101
Purchases of Federal Home Loan Bank stock	(75,878)	(108,221)
P urchases of ( p roceeds from ) bank-owned life insurance , net	(29,332)	10,968
Proceeds from sales of loans	91,074	180,377
Purchases of loans	(20,206)	—
Other changes in loans, net	(765,013)	(1,644,430)
Dispositions (purchase) of premises and equipment, net	(646)	(8,251)

Net cash used in investing activities	(846,959)	(2,882,870)

Cash Flows from Financing Activities:
Net increase in deposits	807,746	1,217,121
Proceeds from long-term borrowed funds	3,285,812	3,700,000
Repayments of long-term borrowed funds	(3,868,000)	(2,773,500)
Cash dividends paid on common stock	(238,043)	(249,968)
Cash dividends paid on preferred stock	(24,621)	(24,621)
Treasury stock repurchased	(67,125)	—
Payments relating to treasury shares received for restricted stock award tax payments	(8,047)	(2,428)

Net cash (used in) provided by financing activities	(112,278)	1,866,604

Net decrease in cash, cash equivalents, and restricted cash	(620,277)	(796,415)
Cash, cash equivalents, and restricted cash at beginning of period	1,474,955	2,528,169

Cash, cash equivalents, and restricted cash at end of period	$854,678	$1,731,754

Supplemental information:
Cash paid for interest	$622,027	$444,444
Cash paid for income taxes	75,280	23,384
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$3,027	$3,124
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	324,360	—
Securitization of residential mortgage loans to mortgage-backed securities available for sale	20,206	—
Transfer of loans from held for investment to held for sale	91,117	180,253
Dispositions of premises and equipment	1,245	—
Shares issued for restricted stock awards	16,501	8,879

(1)	Includes $23.8 million of amortization of operating lease right-of-use assets for the nine months ended September 30, 2019.

(2)	Includes $23.8 million of amortization of operating lease liability for the nine months ended September 30, 2019.

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

The following table presents the Company’s computation of basic and diluted EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018
Net income available to common shareholders	$90,839	$98,565	$269,248	$296,057
Less: Dividends paid on and earnings allocated to participating securities	(1,073)	(1,219)	(3,245)	(3,735)

Earnings applicable to common stock	$89,766	$97,346	$266,003	$292,322

Weighted average common shares outstanding	465,357,326	488,476,340	465,400,372	488,383,554

Basic earnings per common share	$0.19	$0.20	$0.57	$0.60

Earnings applicable to common stock	$89,766	$97,346	$266,003	$292,322

Weighted average common shares outstanding	465,357,326	488,476,340	465,400,372	488,383,554
Potential dilutive common shares	418,674	—	237,708	—

Total shares for diluted earnings per common share computation	465,776,000	488,476,340	465,638,080	488,383,554

Diluted earnings per common share and common share equivalents	$0.19	$0.20	$0.57	$0.60

Note 3. Reclassifications Out of Accumulated Other Comprehensive Loss

(in thousands)	For the Nine Months Ended September 30, 2019
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities	$5,445	Net gain (loss) on securities
	(1,527)	Income tax (expense) benefit

	$3,918	Net gain (loss) on securities, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$187	Included in the computation of net periodic credit (2)
Actuarial losses	(7,619)	Included in the computation of net periodic credit (2)

	(7,432)	Total before tax
	2,052	Income tax benefit

	$(5,380)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(1,462)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities
The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale:
Mortgage-related Debt Securities:
GSE certificates	$1,538,922	$34,377	$394	$1,572,905
GSE CMOs	1,744,472	25,999	1,697	1,768,774

Total mortgage-related debt securities	$3,283,394	$60,376	$2,091	$3,341,679

Other Debt Securities:
U. S. Treasury obligations	$29,763	$6	$—	$29,769
GSE debentures	1,137,235	7,231	2,003	1,142,463
Asset-backed securities (1)	384,784	—	6,528	378,256
Municipal bonds	27,319	620	382	27,557
Corporate bonds	836,558	13,333	9,877	840,014
Capital trust notes	95,006	6,477	6,653	94,830

Total other debt securities	$2,510,665	$27,667	$25,443	$2,512,889

Total debt securities available for sale (2)	$5,794,059	$88,043	$27,534	$5,854,568

Equity Securities:
Preferred stock	15,292	81	—	15,373
Mutual funds and common stock (3)	16,871	735	118	17,488

Total equity securities	$32,163	$816	$118	$32,861

Total securities	$5,826,222	$88,859	$27,652	$5,887,429

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At September 30, 2019, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.

(3)	Primarily consists of mutual funds that are CRA-qualified investments .

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale:
Mortgage-related Debt Securities:
GSE certificates	$1,705,336	$18,146	$15,961	$1,707,521
GSE CMOs	1,248,621	8,380	4,240	1,252,761

Total mortgage-related debt securities	$2,953,957	$26,526	$20,201	$2,960,282

Other Debt Securities:
GSE debentures	$1,334,549	$3,366	$8,988	$1,328,927
Asset-backed securities (1)	386,768	784	430	387,122
Municipal bonds	68,551	195	2,563	66,183
Corporate bonds	836,153	8,667	23,105	821,715
Capital trust notes	48,278	6,435	5,422	49,291

Total other debt securities	$2,674,299	$19,447	$40,508	$2,653,238

Total debt securities available for sale (2)	$5,628,256	$45,973	$60,709	$5,613,520

Equity Securities:
Preferred stock	15,292	—	1,446	13,846
Mutual funds and common stock (3)	16,870	366	531	16,705

Total equity securities	$32,162	$366	$1,977	$30,551

Total securities	$5,660,418	$46,339	$62,686	$5,644,071

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2018, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.

(3)	Primarily consists of mutual funds that are CRA-qualified investments.

At September 30, 2019 and December 31, 2018, respectively, the Company had $606.4 million and $644.6 million of
FHLB-NY
stock, at cost. The Company maintains an investment in
FHLB-NY
stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.
The following table summarizes the gross proceeds and gross realized gains from the sale of available-for-sale
securities during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Gross proceeds	$363,621	—
Gross realized gains	5,445	—

Net unrealized gains on equity securities recognized in earnings for the three and nine months ended September 30, 2019 was $275,000 and $2.3 million, respectively.
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

(in thousands)	For the Nine Months Ended September 30, 2019
Beginning credit loss amount as of December 31, 2018	$196,187
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in cash flows on debt securities	46

Ending credit loss amount as of September 30, 2019	$196,141

1
5

The following table summarizes, by contractual maturity, the amortized cost of securities at September 30, 2019:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$2,505	2.99%	$29,763	1.86%	$150	6.59%	$13,973	3.79%	$46,495
Due from one to five years	656,530	3.29	32,874	3.48	148	6.66	154,424	3.42	865,091
Due from five to ten years	345,793	3.31	958,361	3.18	10,957	3.79	734,124	4.19	2,071,651
Due after ten years	2,278,566	2.96	146,000	2.88	16,064	3.22	413,827	2.91	2,871,331

Total debt securities available for sale	$3,283,394	3.06	$1,166,998	3.11	$27,319	3.49	$1,316,348	3.69	$5,854,568

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.
The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2019:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Government agency and GSE obligations	$128,052	$821	$118,879	$1,182	$246,931	$2,003
GSE certificates	165,955	334	7,866	60	173,821	394
GSE CMOs	395,590	959	104,844	738	500,434	1,697
Asset-backed securities	378,256	6,528	—	—	378,256	6,528
Municipal bonds	—	—	9,793	382	9,793	382
Corporate bonds	325,936	9,877	—	—	325,936	9,877
Capital trust notes	45,999	690	37,855	5,963	83,854	6,653
Equity securities	—	—	11,687	118	11,687	118

Total temporarily impaired securities	$1,439,788	$19,209	$290,924	$8,443	$1,730,712	$27,652

1
6

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

1
7

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
At September 30, 2019, the Company had unrealized losses on certain available for sale GSE obligations, municipal bonds, corporate bonds, asset-backed securities, capital trust notes, and equity investments with readily determinable fair values. The unrealized losses on the Company’s GSE obligations, municipal bonds, corporate bonds, asset-backed securities and capital trust notes at September 30, 2019 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.
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
The unrealized losses on the Company’s equity investments with readily determinable fair values at September 30, 2019 were caused by market volatility. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale
category. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.
The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2019 consisted of six
US Government agency securities,
five
capital trusts notes,
three
agency mortgage-related securities,
two
agency collateralized mortgage obligations,
one
municipal bond, and
one
mutual fund. At December 31, 2018 securities designated as having a continuous loss position for twelve months or more consisted of nine
agency mortgage-related securities,
nine
US Government agency securities,
seven
agency collateralized mortgage obligations,
five
capital trusts notes,
three
municipal bonds, and
one
mutual fund.
At September 30, 2019, the fair value of securities having a continuous loss position for twelve months or more was 2.8% below the collective amortized cost of $299.4 million. At December 31, 2018, the fair value of such securities was 2.9% below the collective amortized cost of $782.4 million. At September 30, 2019 and December 31, 2018, the combined market value of the respective securities represented unrealized losses of $8.4 million and $22.5 million, respectively.

Note 5. Loans and Leases
The following table sets forth the composition of the loan and lease portfolio at the dates indicated:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$30,269,409	74.19%	$29,883,919	74.46%
Commercial real estate	6,985,568	17.12	6,998,834	17.44
One-to-four family	395,044	0.97	446,094	1.11
Acquisition, development, and construction	297,526	0.73	407,870	1.02

Total mortgage loans held for investment	37,947,547	93.01	37,736,717	94.03

Other Loans:
Commercial and industrial	1,784,081	4.37	1,705,308	4.25
Lease financing, net of unearned income of $88,329 and $53,891, respectively	1,058,071	2.60	683,112	1.70

Total commercial and industrial loans (1)	2,842,152	6.97	2,388,420	5.95
Other	8,741	0.02	8,724	0.02

Total other loans held for investment	2,850,893	6.99	2,397,144	5.97

Total loans and leases held for investment	$40,798,440	100.00%	$40,133,861	100.00%

Net deferred loan origination costs	45,780		32,047
Allowance for losses	(149,433)		(159,820)

Total loans and leases, net	$40,694,787		$40,006,088

(1)	Includes specialty finance loans and leases of $2.4 billion and $1.9 billion, respectively, at September 30, 2019 and December 31, 2018. Other C&I loans of $447.1 million and $469.9 million, respectively, at September 30, 2019 and December 31, 2018.
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
To further manage its credit risk, the Company’s lending policies limit the amount of credit granted to any one borrower and typically require conservative debt service coverage ratios and loan-to-value
ratios. Nonetheless, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market, the local economy and changes in applicable laws and regulations. Accordingly, there can be no assurance that its underwriting policies will protect the Company from credit-related losses or delinquencies.

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
Included in loans held for investment at September 30, 2019 were loans of $39.1 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.
Asset Quality
The following table presents information regarding the quality of the Company’s loans held for investment at September 30, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$—	$5,793	$—	$5,793	$30,263,616	$30,269,409
Commercial real estate	9,750	5,563	—	15,313	6,970,255	6,985,568
One-to-four family	—	2,040	—	2,040	393,004	395,044
Acquisition, development, and construction	—	—	—	—	297,526	297,526
Commercial and industrial (1) (2)	483	42,544	—	43,027	2,799,125	2,842,152
Other	6	253	—	259	8,482	8,741

Total	$10,239	$56,193	$—	$66,432	$40,732,008	$40,798,440

(1)	Includes $483,000 and $33.6 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2018:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$—	$4,220	$—	$4,220	$29,879,699	$29,883,919
Commercial real estate	—	3,021	—	3,021	6,995,813	6,998,834
One-to-four family	9	1,651	—	1,660	444,434	446,094
Acquisition, development, and construction	—	—	—	—	407,870	407,870
Commercial and industrial (1) (2)	530	36,608	—	37,138	2,351,282	2,388,420
Other	25	6	—	31	8,693	8,724

Total	$564	$45,506	$—	$46,070	$40,087,791	$40,133,861

(1)	Includes $530,000 and $35.5 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at September 30, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,958,415	$6,849,317	$392,251	$249,543	$37,449,526	$2,772,244	$8,488	$2,780,732
Special mention	269,615	52,023	753	45,634	368,025	3,424	—	3,424
Substandard	41,379	84,228	2,040	2,349	129,996	66,484	253	66,737
Doubtful	—	—	—	—	—	—	—	—

Total	$30,269,409	$6,985,568	$395,044	$297,526	$37,947,547	$2,842,152	$8,741	$2,850,893

(1)	Includes lease financing receivables, all of which were classified as Pass.
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2018:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,548,242	$6,880,105	$444,443	$319,001	$37,191,791	$2,306,563	$8,469	$2,315,032
Special mention	312,025	90,653	—	73,964	476,642	19,751	—	19,751
Substandard	23,652	28,076	1,651	14,905	68,284	62,106	255	62,361
Doubtful	—	—	—	—	—	—	—	—

Total	$29,883,919	$6,998,834	$446,094	$407,870	$37,736,717	$2,388,420	$8,724	$2,397,144

(1)	Includes lease financing receivables, all of which were classified as Pass.
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
In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2019, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $35.2 million; loans on which forbearance agreements were reached amounted to $8.1 million.
The following table presents information regarding the Company’s TDRs as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$—	$3,741	$3,741	$—	$4,220	$4,220
Commercial real estate	—	—	—	—	—	—
One-to-four family	—	891	891	—	1,022	1,022
Acquisition, development, and construction	2,349	—	2,349	8,297	—	8,297
Commercial and industrial (1)	865	35,487	36,352	865	20,477	21,342

Total	$3,214	$40,119	$43,333	$9,162	$25,719	$34,881

(1)	Includes $27.4 million and $20.4 million of taxi medallion-related loans at September 30, 2019 and December 31, 2018, respectively.
The eligibility of a borrower for
work-out
concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.
The financial effects of the Company’s TDRs for the three months ended September 30, 2019 and 2018 are summarized as follows:

	For the Three Months Ended September 30, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	28	$7,366	$7,086	2.99%	2.82%	$280	$3

	For the Three Months Ended September 30, 2018
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	6	$1,848	$1,212	3.36%	3.28%	$545	$—

The financial effects of the Company’s TDRs for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	For the Nine Months Ended September 30, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	58	$30,910	$28,179	4.48%	4.52%	$2,731	$3

	For the Nine Months Ended September 30, 2018
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$—	$—
Commercial and industrial	18	6,914	4,386	3.30	3.18	2,308	—

Total	19	$7,814	$5,286			$2,308	$—

At September 30, 2019, C&I and
one-to-four
family loans totaling $505,000 that had been modified as a TDR during the twelve months ended at that date were in payment default. At September 30, 2018, five C&I loans in the amount of $1.1 million that had been modified as a TDR during the twelve months ended at that date were in prepayment default.
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
Note 6. Allowance for Loan Losses
The following tables provide additional information regarding the Company’s allowance for loan losses based upon the method of evaluating loan impairment:

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at September 30, 2019:
Loans collectively evaluated for impairment	$122,967	$26,466	$149,433

(in thousands)	Mortgage	Other	Total
Allowances for Loan Losses at December 31, 2018:
Loans collectively evaluated for impairment	$130,983	$28,837	$159,820

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at September 30, 2019:
Loans individually evaluated for impairment	$14,363	$42,742	$57,105
Loans collectively evaluated for impairment	37,933,184	2,808,151	40,741,335

Total	$37,947,547	$2,850,893	$40,798,440

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2018:
Loans individually evaluated for impairment	$15,794	$36,375	$52,169
Loans collectively evaluated for impairment	37,720,923	2,360,769	40,081,692

Total	$37,736,717	$2,397,144	$40,133,861

Allowance for Loan Losses
The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Nine Months Ended September 30,
	2019			2018
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$130,983	$28,837	$159,820	$128,275	$29,771	$158,046
Charge-offs	(1,386)	(15,010)	(16,396)	(5,445)	(9,705)	(15,150)
Recoveries	43	563	606	242	1,031	1,273
(Recovery of) provision for losses on loans	(6,673)	12,076	5,403	5,744	9,742	15,486

Balance, end of period	$122,967	$26,466	$149,433	$128,816	$30,839	$159,655

The following table presents additional information about the Company’s impaired loans at September 30, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$5,793	$9,375	$—	$4,590	$317
Commercial real estate	5,330	10,445	—	3,280	83
One-to-four family	891	909	—	887	20
Acquisition, development, and construction	2,349	3,249	—	4,548	324
Other	42,742	120,414	—	40,241	2,365

Total impaired loans with no related allowance	$57,105	$144,392	$—	$53,546	$3,109

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	5,000	—

Total impaired loans with an allowance recorded	$—	$—	$—	$5,000	$—

Total impaired loans:
Multi-family	$5,793	$9,375	$—	$4,590	$317
Commercial real estate	5,330	10,445	—	3,280	83
One-to-four family	891	909	—	887	20
Acquisition, development, and construction	2,349	3,249	—	4,548	324
Other	42,742	120,414	—	45,241	2,365

Total impaired loans	$57,105	$144,392	$—	$58,546	$3,109

The following table presents additional information about the Company’s impaired loans at December 31, 2018:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	42,984	3,057

Total impaired loans with no related allowance	$52,169	$126,513	$—	$63,146	$4,013

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	20	—

Total impaired loans with an allowance recorded	$—	$—	$—	$20	$—

Total impaired loans:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	43,004	3,057

Total impaired loans	$52,169	$126,513	$—	$63,166	$4,013

Note 7. Borrowed Funds
The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
Wholesale Borrowings:
FHLB advances	$12,171,661	$13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	$12,971,661	$13,553,661
Junior subordinated debentures	359,773	359,508
Subordinated notes	294,926	294,697

Total borrowed funds	$13,626,360	$14,207,866

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2019:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800,000

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
Junior Subordinated Debentures
The following junior subordinated debentures were outstanding at September 30, 2019:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSES SM Units)	6.00%	$145,847	$139,496	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	3.72	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	5.37	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	3.75	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)

Total junior subordinated debentures		$359,773	$346,996

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.
At September 30, 2019 and December 31, 2018, the Company had $359.8 million and $359.5 million, respectively, of outstanding junior subordinated deferrable interest debentures (junior subordinated debentures) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.
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
Note 8. Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2019		2018
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic expense (credit): (1)
Interest cost	$1,415	$128	$1,271	$128
Expected return on plan assets	(3,483)	—	(4,035)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	2,509	31	1,795	76

Net periodic expense (credit)	$441	$97	$(969)	$142

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

2
6

	For the Nine Months Ended September 30,
	2019		2018
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic expense (credit): (1)
Interest cost	$4,245	$384	$3,814	$384
Expected return on plan assets	(10,449)	—	(12,106)	—
Amortization of prior-service costs	—	(187)	—	(186)
Amortization of net actuarial loss	7,526	93	5,386	229

Net periodic expense (credit)	$1,322	$290	$(2,906)	$427

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.
The Company expects to contribute $1.2 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2019. The Company does not expect to make any contributions to its pension plan in 2019.
Note 9. Stock-Based Compensation
At September 30, 2019, the Company had a total of 2,498,370 shares available for grants as restricted stock, options, or other forms of related rights under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its annual meeting of shareholders held on June 7, 2012. The Company granted 2,022,198 shares of restricted stock during the nine months ended September 30, 2019. The shares had an average fair value of $10.44 per share on the date of grant and a vesting period of five years. The nine-month amount includes 81,400 shares that were granted in the third quarter with an average fair value of $10.78 per share on the date of grant. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $23.2 million and $28.1 million, respectively, in the nine months ended September 30, 2019 and 2018, including $7.7 mill
ion

and $9.4 million in the three months ended at those dates.
The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,904,388	$14.74
Granted	2,022,198	10.44
Vested	(2,189,635)	15.19
Canceled	(197,470)	12.88

Unvested at end of period	6,539,481	13.32

As of September 30, 2019, unrecognized compensation cost relating to unvested restricted stock totaled $71.6 million. This amount will be recognized over a remaining weighted average period of 2.9 years.
In addition, during the nine months ended September 30, 2019, the Company granted 418,674 Performance-Based Restricted Stock Units (“PSUs”). The PSUs have a performance period of January 1, 2019 to December 31, 2021 and vest on April 1, 2022, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $411,000 and $689,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the Company believes it is probable that the performance conditions will be met.
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

2
7

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
The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,572,905	$—	$—	$1,572,905
GSE CMOs	—	1,768,774	—	—	1,768,774

Total mortgage-related debt securities	$—	$3,341,679	$—	$—	$3,341,679

Other Debt Securities Available for Sale:
U. S. Treasury obligations	$29,769	$—	$—	$—	$29,769
GSE debentures	—	1,142,463	—	—	1,142,463
Asset-backed securities	—	378,256	—	—	378,256
Municipal bonds	—	27,557	—	—	27,557
Corporate bonds	—	840,014	—	—	840,014
Capital trust notes	—	94,830	—	—	94,830

Total other debt securities	$29,769	$2,483,120	$—	$—	$2,512,889

Total debt securities available for sale	$29,769	$5,824,799	$—	$—	$5,854,568

Equity securities:
Preferred stock	$15,373	$—	$—	$—	$15,373
Mutual funds and common stock	—	17,488	—	—	17,488

Total equity securities	$15,373	$17,488	$—	$—	$32,861

Total securities	$45,142	$5,842,287	$—	$—	$5,887,429

2
8

	Fair Value Measurements at December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,707,521	$—	$—	$1,707,521
GSE CMOs	—	1,252,761	—	—	1,252,761

Total mortgage-related debt securities	$—	$2,960,282	$—	$—	$2,960,282

Other Debt Securities Available for Sale:
GSE debentures	$—	$1,328,927	$—	$—	$1,328,927
Asset-backed securities	—	387,122	—	—	387,122
Municipal bonds	—	66,183	—	—	66,183
Corporate bonds	—	821,715	—	—	821,715
Capital trust notes	—	49,291	—	—	49,291

Total other debt securities	$—	$2,653,238	$—	$—	$2,653,238

Total debt securities available for sale	$—	$5,613,520	$—	$—	$5,613,520

Equity securities:
Preferred stock	$13,846	$—	$—	$—	$13,846
Mutual funds and common stock	—	16,705	—	—	16,705

Total equity securities	$13,846	$16,705	$—	$—	$30,551

Total securities	$13,846	$5,630,225	$—	$—	$5,644,071

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

2
9

Assets Measured at Fair Value on a
Non-Recurring
Basis
Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2019 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$35,697	$35,697
Other assets (2)	—	—	—	—

Total	$—	$—	$35,697	$35,697

(1)	Represents the fair value of impaired loans, based on the value of the collateral.

(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$38,213	$38,213
Other assets (2)	—	—	1,265	1,265

Total	$—	$—	$39,478	$39,478

(1)	Represents the fair value of impaired loans, based on the value of the collateral.

(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

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
The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2019 and December 31, 2018:

	September 30, 2019
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$854,678	$854,678	$854,678		$—		$—
FHLB stock (1)	606,371	606,371	—		606,371		—
Loans and leases, net	40,694,787	40,608,048	—		—		40,608,048
Financial Liabilities:
Deposits	$31,572,176	$31,633,111	$17,308,005	(2)	$14,325,106	(3)	$—
Borrowed funds	13,626,360	14,088,303	—		14,088,303		—

(1)	Carrying value and estimated fair value are at cost.

(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3)	Certificates of deposit.

	December 31, 2018
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,474,955	$1,474,955	$1,474,955		$—		$—
FHLB stock (1)	644,590	644,590	—		644,590		—
Loans and leases, net	40,006,088	39,461,985	—		—		39,461,985
Financial Liabilities:
Deposits	$30,764,430	$30,748,729	$18,570,108	(2)	$12,178,621	(3)	$—
Borrowed funds	14,207,866	14,136,526	—		14,136,526		—

(1)	Carrying value and estimated fair value are at cost.

(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3)	Certificates of deposit.

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
Off-Balance
Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance
sheet financial instruments were insignificant at September 30, 2019 and December 31, 2018.
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
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $70.5 million.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

(in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Interest income on lease financing (1)	$10,149	$27,358
(1)	Included in Interest Income – Mortgage and other loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At September 30, 2019, the carrying value of net investment in leases was $1.1 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	September 30, 2019
Net investment in the lease- lease payments receivable	$1,077,574
Net investment in the lease- unguaranteed residual assets	68,826

Total lease payments	$1,146,400

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of September 30, 2019, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	September 30, 2019
2019	$660
2020	55,811
2021	180,936
2022	194,564
2023	75,000
Thereafter	639,429

Total lease payments	1,146,400
Plus: deferred origination costs	19,781
Less: unearned income	(88,329)

Total lease finance receivables, net	$1,077,852

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
Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $7.5 million and $23.8 million for the three and nine months ended September 30, 2019, respectively. Included in the nine month period amount is $11.7 million that was due to the closing of certain locations.
The Company has operating leases for corporate offices, branch locations and certain equipment. The Company’s leases have remaining lease terms of one year
to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.
During the three months ended September 30, 2019, the Company entered into a sale-lease back transaction with an unrelated third party with a lease term of 20 years (including renewal options). The sale of the branch property in Florida resulted in a gain of
$7.9
million, which is included in “Other income” in the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019.

The components of lease expense were as follows:

(in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Components of Lease Expense:
Operating lease cost	$7,193	$21,751
Sublease income	(18)	(83)

Total lease cost	$7,175	$21,668

Supplemental cash flow information related to the leases for the following period:

(in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,193	$21,751

Supplemental balance sheet information related to the leases for the following period:

(in thousands, except lease term and discount rate)	September 30, 2019
Operating Leases:
Operating lease right-of-use assets	$300,955
Operating lease liabilities	300,610
Weighted average remaining lease term	17 years
Weighted average discount rate	3.24%
Maturities of lease liabilities:

Maturities of lease liabilities:
(in thousands)	September 30, 2019
2019	$7,178
2020	28,373
2021	27,723
2022	26,885
2023	26,448
Thereafter	286,225

Total lease payments	402,832
Less: imputed interest	(102,222)

Total present value of lease liabilities	$300,610

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
In the first quarter of 2019, the Company entered into an interest rate swap with a notional amount of $
2.0
 billion to hedge certain real estate loans. For the three and nine months ended September 30, 2019, the floating rate received related to the net settlement of this interest rate swap was less than
the fixed rate payments. As such, interest income from Mortgage and Other Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $1.1 million and $684,000 for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. The Company did not have any derivative instruments at December 31, 2018:

(in thousands)	September 30, 2019
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,048,338	$48,338
(1)	These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.6 billion; the cumulative basis adjustments associated with these hedging relationships was $48.3 million; and the amount of the designated hedged items was $2.0 billion.
The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2019. The Company had no derivative financial instruments at December 31, 2018.

	September 30, 2019
(in thousands)	Notional Amount	Fair Value
		Other Assets	Other Liabilities
Derivatives designated as hedging instruments:
Interest rate swap	$2,000,000	$—	$—

Total derivatives designated as hedging instruments	$2,000,000	$—	$—

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London

Clearing House (“LCH”). As of September 30, 2019, all of the Company’s $2.0 billion notional derivative contracts were cleared on the LCH. Variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative
,
which includes accrued interest.
The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2019, the Company had a net negative exposure.
The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated. The Company had no derivative financial instruments outstanding during 2018:

(in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Derivative – interest rate swap:
Interest income	$10,016	$(48,338)
Hedged item – loans:
Interest income	$(10,016)	$48,338
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
The Company adopted ASU No.
 2016-02,
Leases (Topic 842), and its subsequent amendments to the ASU as of January 1, 2019, using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases. Topic 842 was intended to improve financial reporting about leasing transactions and the key provision impacting the Company was the requirement for a lessee to record a right-of-use
asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, ASU
2016-02
includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 includes a number of optional practical expedients that entities may elect to apply. The Company adopted the practical expedients of: not reevaluating whether or not a contract contains a lease; retaining current lease classification; not reassessing initial direct costs for existing leases; and not reassessing existing land easements that were not previously accounted for as leases under current lease accounting rules. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of ASU
2016-02
to all comparative periods presented. The adoption of ASU
2016-02,
as reflected in Note 11, did not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

3
6

Recently Issued Accounting Standards
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of ASU
2018-13
is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU
2018-13
are effective for the Company as of January 1, 2020. The amendments remove the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the disclosure of the policy for timing of transfers between levels of the fair value hierarchy, and the disclosure of the valuation processes for Level 3 fair value measurements. Additionally, the amendments modify the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU
2018-13
is not expected to have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.
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
 2016-13
replace the incurred loss impairment methodology in current GAAP with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets to present the net amount expected to be collected. For available-for-sale
debt securities, credit losses should be measured in a manner similar to current GAAP but will be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, off-balance
sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.
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
The Company has evaluated ASU No.
 2016-13

and established a working group with multiple members from applicable departments to evaluate the requirements of the new standard, assess loss modeling requirements consistent with lifetime expected loss estimates, and determine the impact it will have on current processes. The Company has tested its credit loss models, where applicable, and has assessed additional systems that were required. We will estimate the CECL allowance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company has performed parallel runs utilizing its CECL credit models to test its implementation. We have preliminarily determined for modeling current expected credit losses, we can reasonably estimate expected losses that incorporate the current and forecasted economics conditions over a two year period, after which the model will revert to our long-term historic loss rates on a straight line basis over one year. These models are currently being refined and undergoing final model validations. As the Company approaches the implementation date, additional parallel runs will be performed, required governance and internal controls will be implemented and testing and validation of all models will be completed.

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
There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:
•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	any uncertainty relating to the LIBOR calculation process and the potential phasing out of LIBOR after 2021;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	heightened regulatory focus on CRE concentrations by regulators;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;

•	the ability to invest effectively in new information technology systems and platforms;

•	changes in estimates of future ALLL requirements based on our periodic review under relevant accounting and regulatory requirements;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (the Housing Stability and Tenant Protection Act of 2019), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, and guidelines;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	natural disasters, war, or terrorist activities; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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
Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Nine Months Ended
(dollars in thousands)	Sep. 30, 2019	Jun. 30, 2019	Sep. 30, 2018	Sep. 30, 2019	Sep. 30, 2018
Total Stockholders’ Equity	$6,695,007	$6,674,678	$6,794,015	$6,695,007	$6,794,015
Less: Goodwill	(2,426,379)	(2,426,379)	(2,436,131)	(2,426,379)	(2,436,131)
Preferred stock	(502,840)	(502,840)	(502,840)	(502,840)	(502,840)

Tangible common stockholders’ equity	$3,765,788	$3,745,459	$3,855,044	$3,765,788	$3,855,044
Total Assets	$52,537,629	$52,776,253	$51,246,654	$52,537,629	$51,246,654
Less: Goodwill	(2,426,379)	(2,426,379)	(2,436,131)	(2,426,379)	(2,436,131)

Tangible assets	$50,111,250	$50,349,874	$48,810,523	$50,111,250	$48,810,523
Average Common Stockholders’ Equity	$6,201,970	$6,149,275	$6,301,525	$6,152,253	$6,291,911
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,436,131)	(2,429,487)	(2,436,131)

Average tangible common stockholders’ equity	$3,775,591	$3,722,896	$3,865,394	$3,722,766	$3,855,780
Average Assets	$52,257,718	$52,072,326	$50,608,283	$51,984,879	$49,685,717
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,436,131)	(2,429,487)	(2,436,131)

Average tangible assets	$49,831,339	$49,645,947	$48,172,152	$49,555,392	$47,249,586
Net Income Available to Common Shareholders	$90,839	$89,039	$98,565	$269,248	$296,057
GAAP MEASURES:
Return on average assets (1)	0.76%	0.75%	0.84%	0.75%	0.86%
Return on average common stockholders’ equity (2)	5.86	5.79	6.26	5.84	6.27
Book value per common share	$13.25	$13.21	$12.83	$13.25	$12.83
Common stockholders’ equity to total assets	11.79	11.69	12.28	11.79	12.28
NON-GAAP MEASURES:
Return on average tangible assets (1)	0.80%	0.78%	0.89%	0.79%	0.90%
Return on average tangible common stockholders’ equity (2)	9.62	9.57	10.20	9.64	10.24
Tangible book value per common share	$8.06	$8.01	$7.86	$8.06	$7.86
Tangible common stockholders’ equity to tangible assets	7.51	7.44	7.90	7.51	7.90

(1)	To calculate return on average assets for a period, we divide net income generated during that period by average assets recorded during that period. To calculate return on average tangible assets for a period, we divide net income by average tangible assets recorded during that period.

(2)	To calculate return on average common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average common stockholders’ equity recorded during that period. To calculate return on average tangible common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average tangible common stockholders’ equity recorded during that period.

Executive Summary
New York Community Bancorp, Inc. is the holding company for New York Community Bank. At September 30, 2019, we had total assets of $52.5 billion, total loans of $40.7 billion, deposits of $31.6 billion, and total stockholders’ equity of $6.7 billion.
Chartered in the State of New York, the Community Bank is subject to regulation by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PR A.”
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
The Company reported net income for the three months ended September 30, 2019 of $99.0 million, up 2% from the $97.2 million reported for the three months ended June 30, 2019. On a year-to-date
basis, net income was $293.9 million, down 8% compared to the first nine months of 2018.
Net income available to common shareholders for the third quarter of 2019 was $90.8 million, or $0.19 per common share, compared to $89.0 million, also $0.19 per common share for the second quarter of 2019. For the nine months ended September 30, 2019, net income available to common shareholders totaled $269.2 million, or $0.57 per common share, compared to $296.1 million or $0.60 per common share for the nine months ended September 30, 2018.
The key trends in the quarter were:
Net Interest Margin and Net Interest Income Stabilization
The NIM for the third quarter of 2019 was 1.99%, down one bp compared to the second quarter of 2019. This was the result of stable asset yields and lower funding costs. The average yield on our interest-earning assets for the current quarter was 3.82% unchanged from the previous quarter, while funding costs declined two bps to 2.04% compared to the prior quarter.
At the same time, net interest income for the third quarter of 2019 was $235.9 million, relatively unchanged compared to the $237.7 million for the second quarter of 2019. Both interest income and interest expense increased modestly compared to the second quarter of this year.
Operating Expenses Continued to Improve
Total
non-interest
expense for the three months ended September 30, 2019 were $123.3 million, relatively unchanged from the prior quarter. Included in current third-quarter operating expenses was certain items related to severance costs totaling $1.4 million. There were no such items in the three months ended June 30, 2019.
Recent Events
Declaration of Dividend on Common Shares
On October 29, 2019, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on November 25, 2019 to common shareholders of record as of November 11, 2019.
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
The methodology used for the allocation of the allowance for loan losses at September 30, 2019 and December 31, 2018 was generally comparable, whereby the Bank segregated their loss factors (used for both criticized and non-criticized
loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.
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
35-quarter
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
The Company will adopt ASU No.
 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2020 on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the adoption date. As we approach the implementation date, parallel runs have been performed. Based on those parallel runs, the Company expects its total credit loss allowances to increase by, at the most, approximately 20%, upon the adoption of ASU No.
2016-13.
The estimate is based upon our current portfolio mix, which is largely CRE concentrated, preliminary analyses, current assumptions, expectations, and forecasted economic conditions. These preliminary estimates are contingent upon continued testing and refinement of models, methodologies and judgments which will be ongoing for the remainder of the year.
See Note 6, Allowance for Loan Losses for a further discussion of our allowance for loan losses and Note 13, Impact of Recent Accounting Pronouncements for a further discussion of ASU No.
 2016-13.

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
As of September 30, 2019, we had goodwill of $2.4 billion. During the quarter ended September 30, 2019, no triggering events were identified that indicated that the value of goodwill may be impaired. The Company performed its annual goodwill impairment assessment as of December 31, 2018 using step one of the quantitative test and found no indication of goodwill impairment at that date.
Balance Sheet Summary
Total assets as of September 30, 2019 were $52.5 billion, an increase of $638.3 million, or 2% annualized, compared to our total assets at December 31, 2018. The year-to-date
increase was driven by growth in our loan portfolio, with both the multi-family and C&I segments increasing, and to a lesser degree, growth in the securities portfolio.
Total loans held for investment increased $678.3 million or 2% on an annualized basis, compared to the level at December 31, 2018. Loan growth during the first nine months of 2019 was centered in our multi-family loan portfolio and in our C&I loan portfolio, the majority of which are comprised of specialty finance loans and leases. During the current third quarter, a number of loans refinanced away from the Bank because other lenders were willing to provide more credit, with less stringent terms then we were, which was inconsistent with our rigorous underwriting standards.
Total multi-family loans rose $385.5 million or 2% annualized in the first nine months of 2019 to $30.3 billion, while total C&I loans increased $453.7 million or 25% annualized to $2.8 billion, over the same time frame. The growth in the C&I portfolio was largely driven by our specialty finance business. Specialty finance loans and leases increased $476.5 million or 33% annualized compared to December 31, 2018. On a linked-quarter basis, multi-family loans declined $196.4 million or 3% annualized and C&I loans increased $65.3 million or 9% annualized.
For the nine months ended September 30, 2019, total deposits increased $807.7 million or 4% annualized to $31.6 billion. As has been the case through 2019, deposit growth during the current third quarter was driven by growth in CDs. CDs rose $2.1 billion or 23% annualized to $14.3 billion. However, interest-bearing checking and money market accounts dropped $1.6 billion or 18% on an annualized basis to $10.0 billion. We also had some modest growth in both the savings accounts and non-interest-bearing
accounts categories.

Historically, the Company has been able to garner large institutional deposit balances during such time when there was less competition for these types of deposits. During the current third quarter, several competitors re-entered
this market paying higher interest rates for these deposit balances then we were willing to pay. Rather than compete with these financial institutions, the Company selectively exited many of these relationships, opting instead to grow lower cost retail deposits and other relatively less expensive funding sources. On a linked-quarter basis, total deposits declined $760.4 million or 9% on an annualized basis.
At September 30, 2019, total borrowed funds declined $581.5 million or 5% annualized to $13.6 billion, compared to $14.2 billion at December 31, 2018. On a linked-quarter basis, total borrowed funds increased $544.2 million or 17% on an annualized basis. The entire linked-quarter increase was due to an increase in wholesale borrowings, mainly Federal Home Loan Bank of New York advances.
Total stockholders’ equity at September 30, 2019 was $6.7 billion, relatively unchanged compared to the balance at December 31, 2018. Common stockholders’ equity to total assets was 11.79% compared to 11.85% at December 31, 2018. Book value per common share was $13.25 at September 30, 2019 compared to $12.99 at December 31, 2018.
Excluding goodwill of $2.4 billion, tangible common stockholders’ equity totaled $3.8 billion at September 30, 2019, also relatively unchanged compared to December 31, 2018. Tangible common stockholders’ equity to tangible assets was 7.51% unchanged compared to December 31, 2018. Tangible book value per common share at September 30, 2019 was $8.06 compared to $7.85 at December 31, 2018.
Loans and Leases
Loans Originated for Investment
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
During the third quarter of 2019, we originated $2.3 billion of loans held for investment, down 23% from the $3.0 billion originated in the second quarter of 2019 and down 10% from the amount we originated in the third quarter of last year. The linked-quarter decrease was primarily due to a decline in multi-family originations, which declined 34% and 25%, on a linked-quarter and year-over-year basis, respectively. Third quarter multi-family originations were $1.2 billion, CRE originations were $309.3 million, and specialty finance originations were $637.8 million. During the current quarter, origination activity was tempered by lower purchase and sale activity, as some borrowers have temporarily postponed their investment decisions while they fully assess the impact of the recently enacted Housing Stability and Tenant Protection Act of 2019 in New York State.
For the first nine months of 2019, we originated $7.3 billion of loans, down 8% compared to the $7.9 billion originated in the first nine months of 2018. Multi-family originations dropped 25% to $4.0 billion, which was only partially offset by a 23% increase in CRE originations to $899.4 million and a 44% increase in specialty finance originations to $2.0 billion.
The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Nine Months Ended
(in thousands)	Sept. 30, 2019	June 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Mortgage Loans Originated for Investment:
Multi-family	$1,180,054	$1,800,659	$1,566,861	$3,990,064	$5,343,294
Commercial real estate	309,314	382,915	301,414	899,438	733,364
One-to-four family residential	20,745	1,554	5,025	25,508	7,724
Acquisition, development, and construction	36,961	9,242	15,233	58,227	44,358

Total mortgage loans originated for investment	$1,547,074	$2,194,370	$1,888,533	$4,973,237	$6,128,740

Other Loans Originated for Investment:
Specialty finance	$637,843	$677,345	$509,165	$2,000,799	$1,392,944
Other commercial and industrial	93,905	104,178	140,452	303,030	377,515
Other	1,343	1,230	839	3,493	3,039

Total other loans originated for investment	$733,091	$782,753	$650,456	$2,307,322	$1,773,498

Total loans originated for investment	$2,280,165	$2,977,123	$2,538,989	$7,280,559	$7,902,238

Loans and Leases Held for Investment
The individual
held-for-investment
loan portfolios are discussed in detail below.
Multi-Family Loans
Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury
residential apartment buildings in New York City that are rent-regulated and feature below-market rents—a market we refer to as our “Primary Lending Niche.” The majority of our multi-family loans are made to long-term owners of buildings with apartments that are subject to rent regulation and feature below-market rents.
At September 30, 2019, multi-family loans represented $30.3 billion, or 74%, of total loans held for investment reflecting a $385.5 million increase from the balance at December 31, 2018. The average multi-family loan had a principal balance of $6.2 million at the end of the current third quarter and an average weighted life of 2.1 years.
At September 30, 2019, the majority of our multi-family loans were secured by rental apartment buildings. In addition, 77.6% of our multi-family loans were secured by buildings in the metro New York City area and 3.6% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.
At September 30, 2019, $18.3 billion or 61% of the Company’s total multi-family portfolio is secured by properties in New York State and subject to the new rent regulation laws. The weighted average LTV of the rent regulated multi-family portfolio was 53.54% as of September 30, 2019.
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
Commercial Real Estate Loans
CRE loans represented $7.0 billion, or 17.1%, of total loans held for investment at the end of the current third quarter, a $13.3 million decrease from the balance at December 31, 2018. At September 30, 2019, the average CRE loan had a principal balance of $6.4 million and the average weighted life was 2.4 years.
The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use
buildings, and multi-tenanted light industrial properties. At September 30, 2019, 86.4% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.6% of the properties securing our CRE credits, while all other states accounted for 11.0%, combined.
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
Acquisition, Development, and Construction Loans
The balance of ADC loans declined $110.3 million from December 31, 2018 representing 0.7% of total held-for-investment
loans at the current third-quarter end. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. We had no recoveries against guarantees for the nine months ended September 30, 2019.

C&I Loans
Our C&I loans are divided into two categories: specialty finance loans and leases and other C&I loans, as further described below.
Specialty Finance Loans and Leases
At September 30, 2019, specialty finance loans and leases totaled $2.4 billion of total loans held for investment, up $476.5 million compared to December 31, 2018, representing 5.9% of total held-for-investment
loans.
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
Other C&I Loans
In the three months ended September 30, 2019, other C&I loans totaled $447.1 million compared to $469.9 million at December 31, 2018. Included in the quarter-end
balance were taxi medallion-related loans of $61.0 million, representing 0.15% of total held-for-investment
loans at September 30, 2019.
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
One-to-Four
Family Loans
At September 30, 2019,
one-to-four
family loans held for investment decreased to $395.0 million, representing 0.97% of total loans held for investment at that date.
Other Loans
At September 30, 2019, other loans totaled $8.7 million and consisted primarily of overdraft loans and loans to non-profit
organizations. We currently do not offer home equity loans or home equity lines of credit.

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
At September 30, 2019, the largest loan in our portfolio was a $246.0 million multi-family loan originated by the Bank on February 8, 2018 collateralized by six properties in Brooklyn, New York. As of the date of this report, the loan has been current since origination.
Geographical Analysis of the Portfolio of Loans Held for Investment
The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment
loan portfolio at September 30, 2019:

	At September 30, 2019
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,610,013	25.14%	$3,417,963	48.93%
Brooklyn	5,354,342	17.69	531,293	7.61
Bronx	3,900,616	12.89	120,498	1.73
Queens	2,532,967	8.37	594,659	8.51
Staten Island	81,168	0.27	54,066	0.77

Total New York City	$19,479,106	64.36%	$4,718,479	67.55%

New Jersey	3,447,539	11.39	499,613	7.15
Long Island	544,474	1.80	813,975	11.65

Total Metro New York	$23,471,119	77.55%	$6,032,067	86.35%

Other New York State	1,089,788	3.60	186,609	2.67
All other states	5,708,502	18.85	766,892	10.98

Total	$30,269,409	100.00%	$6,985,568	100.00%

At September 30, 2019, the largest concentration of ADC loans held for investment was located in New York City, with a total of $233.5 million. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.
Outstanding Loan Commitments
At September 30, 2019, we had outstanding loan commitments of $2.3 billion, down $242.9 million from the level at December 31, 2018.

Multi-family, CRE, and ADC loans together represented $774.9 million of held-for-investment
loan commitments at the end of the quarter, while other loans represented $1.5 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $1.0 billion and commitments to originate other C&I loans of $324.1 million.
In addition to loan commitments, we had commitments to issue financial stand-by,
performance
stand-by,
and commercial letters of credit totaling $499.8 million at September 30, 2019, an $8.3 million decrease from the volume at December 31, 2018. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.
Asset Quality
Non-Performing
Loans and Repossessed Assets
Total NPAs increased 8% to $67.9 million compared to the second quarter of the year, as the level of non-accrual
loans rose while repossessed assets were unchanged. Total
non-performing
loans rose 9% to $56.2 million or 0.14% of total loans. Included in this amount is $33.6 million of non-accrual
taxi medallion-related loans, up modestly compared to the prior quarter. Total repossessed assets of $11.7 million were unchanged compared to the previous quarter. Included in this amount is $9.7 million of repossessed taxi medallions, also unchanged compared to the previous quarter. As of September 30, 2019, our remaining taxi medallion-related loans totaled $61.0 million compared to $65.3 million at June 30, 2019.
Net charge-offs for the three months ended September 30, 2019 totaled $6.5 million or 0.02% of average loans, and down 12% compared to $7.4 million or 0.02% of average loans for the three months ended June 30, 2019. Included in this amount was $2.7 million of taxi medallion-related charge-offs compared to $2.0 million last quarter. Net charge-offs for the nine months ended September 30, 2019 totaled $15.8 million or 0.04% of average loans, up $1.9 million or 14% compared to the nine months ended September 30, 2018. Included in these amounts were taxi medallion-related charge-offs of $6.8 million and $9.7 million, respectively.
The following table presents our
non-performing
loans by loan type and the changes in the respective balances from December 31, 2018 to September 30, 2019:

			Change from December 31, 2018 to September 30, 2019
(dollars in thousands)	September 30, 2019	December 31, 2018	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$5,793	$4,220	$1,573	37.27%
Commercial real estate	5,563	3,021	2,542	84.14
One-to-four family	2,040	1,651	389	23.56
Acquisition, development, and construction	—	—	—	—

Total non-accrual mortgage loans	13,396	8,892	4,504	50.65
Non-accrual other loans (1)	42,797	36,614	6,183	16.89

Total non-performing loans	$56,193	$45,506	$10,687	23.48%

(1)	Includes $33.6 million and $35.5 million of non-accrual taxi medallion-related loans at September 30, 2019 and December 31, 2018, respectively.

The following table sets forth the changes in
non-performing
loans over the nine months ended September 30, 2019:

(in thousands)
Balance at December 31, 2018	$45,506
New non-accrual	35,823
Charge-offs	(8,596)
Transferred to repossessed assets	(3,129)
Loan payoffs, including dispositions and principal pay-downs	(13,411)
Restored to performing status	—

Balance at September 30, 2019	$56,193

A loan generally is classified as a
non-accrual
loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual
status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At September 30, 2019 and December 31, 2018, all of our
non-performing
loans were
non-accrual
loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.
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
In addition, we work with a select group of mortgage brokers who are familiar with our credit standards and whose track record with our lending officers is typically greater than ten years. Furthermore, in New York City, where the majority of the buildings securing our multi-family loans are located, the rents that tenants may be charged on certain apartments are typically restricted under certain new rent regulation laws. As a result, the rents that tenants pay for such apartments are generally lower than current market rents. Buildings with a preponderance of such rent-regulated apartments are less likely to experience vacancies in times of economic adversity.

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
To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2019. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case
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
In addition,
one-to-four
family loans, ADC loans, and other loans represented 0.97%, 0.73%, and 7.0%, respectively, of total loans and leases held for investment at September 30, 2019, comparable to the levels at December 31, 2018. Furthermore, at the end of the current third quarter, only 1.5% of our other loans and 0.52% of one-to-four
family loans were
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
The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2018 to September 30, 2019:

			Change from December 31, 2018 to September 30, 2019
(dollars in thousands)	September 30, 2019	December 31, 2018	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$—	$—	$—	—%
Commercial real estate	9,750	—	9,750	NM
One-to-four family	—	9	(9)	NM
Acquisition, development, and construction	—	—	—	—
Other loans (1)	489	555	(66)	(11.89)

Total loans 30-89 days past due	$10,239	$564	$9,675	1,715.43%

(1)	Includes $483,000 and $530,000 of non-accrual taxi medallion-related loans at September 30, 2019 and December 31, 2018, respectively .

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
Reflecting management’s assessment of the allowance for loan losses, the Company reported a provision for loan losses of $4.8 million compared to a provision for loan losses of $1.8 million in the previous quarter. On a year-to-date
basis, the Company reported a provision for loan losses of $5.4 million compared to a provision for loan losses of $15.5 million in the first nine months of 2018.
Based upon all relevant and available information as of the end of the current third quarter, management believes that the allowance for losses on loans was appropriate at that date.
At September 30, 2019, our three largest
non-performing
loans were two C&I loans with balances of $7.2 million and $2.8 million, and a multi-family loan with a balance of $3.7 million. The borrower with the $7.2 million non-performing
loan also has a $599,000
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
Loans modified as TDRs are placed on
non-accrual
status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At September 30, 2019, non-accrual
TDRs included taxi medallion-related loans with a combined balance of $27.4 million.

At September 30, 2019, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $35.2 million; loans in connection with which forbearance agreements were reached totaled $8.1 million at that date.
Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, and ADC loans were 100%. The success rates for restructured one-to-four
family and other loans were 50% and 88%, respectively, at September 30, 2019.
Analysis of Troubled Debt Restructurings
The following table sets forth the changes in our TDRs over the nine months ended September 30, 2019:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2018	$9,162	$25,719	$34,881
New TDRs	865	26,627	27,492
Charge-offs	—	(7,294)	(7,294)
Transferred to repossessed assets	—	(189)	(189)
Loan payoffs, including dispositions and principal pay-downs	(6,813)	(4,744)	(11,557)

Balance at September 30, 2019	$3,214	$40,119	$43,333

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual
status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2019, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment
of a restructured loan.
Except for the
non-accrual
loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current third quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis
The following table presents information regarding our consolidated allowance for loan losses, our non-performing
assets, and our 30 to 89 days past due loans at September 30, 2019 and December 31, 2018.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2019	At or For the Year Ended December 31, 2018
Allowance for Loan Losses:
Balance at beginning of period	$159,820	$158,046
Provision for losses	5,403	18,256
Charge-offs:
Multi-family	(437)	(34)
Commercial real estate	—	(3,191)
One-to-four family residential	(949)	—
Acquisition, development, and construction	—	(2,220)
Other loans	(15,010)	(12,897)

Total charge-offs	(16,396)	(18,342)
Recoveries:
Multi-family	—	—
Commercial real estate	—	137
One-to-four family residential	—	—
Acquisition, development, and construction	43	127
Other loans	563	1,596

Total recoveries	606	1,860

Net charge-offs	(15,790)	(16,482)

Balance at end of period	$149,433	$159,820

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$5,793	$4,220
Commercial real estate	5,563	3,021
One-to-four family residential	2,040	1,651
Acquisition, development, and construction	—	—

Total non-accrual mortgage loans	13,396	8,892
Other non-accrual loans	42,797	36,614

Total non-performing loans	$56,193	$45,506
Repossessed assets (1)	11,691	10,794

Total non-performing assets	$67,884	$56,300

Asset Quality Measures:
Non-performing loans to total loans	0.14%	0.11%
Non-performing assets to total assets	0.13	0.11
Allowance for loan losses to non-performing loans	265.93	351.21
Allowance for loan losses to total loans	0.37	0.40
Net charge-offs during the period to average loans outstanding during the period	0.04	0.04
Loans 30-89 Days Past Due:
Multi-family	$—	$—
Commercial real estate	9,750	—
One-to-four family residential	—	9
Acquisition, development, and construction	—	—
Other loans	489	555

Total loans 30-89 days past due (2)	$10,239	$564

(1)	Includes $9.7 million and $8.2 million of repossessed taxi medallions at September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $483,000 and $530,000 of taxi medallion loans at September 30, 2019 and December 31, 2018, respectively.

Geographical Analysis of
Non-Performing
Loans
The following table presents a geographical analysis of our
non-performing
loans at September 30, 2019:

(in thousands)
New York	$48,319
New Jersey	6,619
Arizona	329
All other states	926

Total non-performing loans	$56,193

Securities
Securities increased $243.3 million from December 31, 2018, up 6% annualized, to $5.9 billion or 11.2% of total assets at September 30, 2019. During the second quarter of 2017, we reclassified our entire securities portfolio as
“Available-for-Sale”.
Accordingly, at September 30, 2019 and December 31, 2018, we had no securities designated as
“Held-to-Maturity”.
During the current third quarter, the Company purchased $20.2 million of CRA - qualified loans. Subsequently, the loans were securitized and transfered to the securities portfolio. At September 30, 2019, 35% of the securities portfolio was tied to floating rates, 31% of which is currently at floating rates, mainly one and three month LIBOR and prime.
Federal Home Loan Bank Stock
As a member of the
FHLB-NY,
the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At September 30, 2019 and December 31, 2018, the Bank held
FHLB-NY
stock in the amount of $606.4 million and $644.6 million, respectively.
FHLB-NY
stock continued to be valued at par, with no impairment required at that date.
Dividends from the
FHLB-NY
to the Bank totaled $9.2 million and $10.4 million, respectively, in the three months ended September 30, 2019 and 2018.
Bank-Owned Life Insurance
BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in
Non-Interest
Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting both an increase in the cash surrender value of the underlying policies and additional purchases, our investment in BOLI increased $51.1 million to $1.0 billion at September 30, 2019 compared to $977.6 million at December 31, 2018.
Goodwill
We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both September 30, 2019 and December 31, 2018. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.
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
Loan repayments and sales totaled $6.6 billion in the nine months ended September 30, 2019, up $125.5 million from the $6.5 billion recorded in the year-earlier nine months. Cash flows from the repayment and sales of securities totaled $1.9 billion and $725.3 million, respectively, in the corresponding periods, while purchases of securities totaled $2.1 billion and $2.1 billion, respectively.
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

At September 30, 2019, total deposits of $31.6 billion were up $807.7 million as compared to the level recorded at December 31, 2018. CDs represented 45.2% of total deposits at the end of the third quarter, and total deposits represented 60.1% of total assets at that date.
Included in the September 30, 2019 balance of deposits were institutional deposits of $1.0 billion and municipal deposits of $1.4 billion, as compared to $1.8 billion and $961.9 million, respectively, at December 31, 2018. Brokered deposits rose $841.1 million during the first nine months of the year to $4.8 billion, reflecting a $461.3 million decrease in brokered money market accounts to $1.4 billion and a $1.2 billion increase in brokered CDs to $2.5 billion. In addition, at September 30, 2019, we had $938.1 million of brokered interest bearing checking accounts, an increase of $151.9 million from December 31, 2018. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.
Borrowed Funds
Borrowed funds consist primarily of wholesale borrowings (i.e.,
FHLB-NY
advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. As of September 30, 2019, the balance of borrowed funds decreased $581.5 million from year-end
2018 to $13.6 billion, representing 25.9% of total assets, at that date. The majority of the decrease was related to a lower balance of wholesale borrowings.
Wholesale Borrowings
Wholesale borrowings declined $582.0 million from the
year-end
2018 amount to $13.0 billion, representing 24.7% of total assets at September 30, 2019.
FHLB-NY
advances decreased $882.0 million since December 31, 2018, to $12.2 billion, while the balance of repurchase agreements was $800.0 million at September 30, 2019 and $500 million at December 31, 2018.
Subordinated Notes
On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90%
Fixed-to-Floating
Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At September 30, 2019, the balance of subordinated notes was $294.9 million, which excludes certain costs related to their issuance.
Junior Subordinated Debentures
Junior subordinated debentures totaled $359.8 million at September 30, 2019, comparable to the balance at December 31, 2018.
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
LIBOR Transition Process
On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Accordingly, the FRB has recommended an alternative index dubbed the Secured Overnight Financing Rate or “SOFR”. The Bank has established a sub-committee
of its ALCO to address issues related to the
phase-out
and ultimate transition away from LIBOR to an alternate rate. This sub-committee
is led by our ERM group and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, IT and operations. The Company has LIBOR-based contracts that extend beyond 2021 included in loans and leases, securities, wholesale borrowings, derivative financial instruments and long-term debt. The sub-committee
has reviewed contract fallback language and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted business lines.
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
At September 30, 2019, our
one-year
gap was a negative 13.12%, compared to a negative 22.56% at December 31, 2018. The change in our one-year
gap reflects an increase in expected prepayments on loans coupled with the addition of the previously mentioned interest rate swap, partially offset by an increase in CDs maturing within one year.
The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2019 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.
The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2019 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 12% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 20% and 12% per annum, respectively. Borrowed funds were not assumed to prepay.
Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 60% for the first five years and 40% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 69% for the first five years and 31% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 83% for the first five years and 17% for years six through ten.

	At September 30, 2019
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,114,934	$8,216,484	$15,280,964	$9,231,977	$1,736,670	$206,999	$40,788,028
Mortgage-related securities (2)(3)	178,235	232,957	809,629	659,656	745,240	715,962	3,341,679
Other securities (2)	2,299,027	400,778	125,586	63,549	193,702	36,618	3,119,260
Interest-earning cash and cash equivalents	700,095	—	—	—	—	—	700,095

Total interest-earning assets	9,292,291	8,850,219	16,216,179	9,955,182	2,675,612	959,579	47,949,062

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	4,376,796	812,842	1,481,637	882,876	2,406,252	—	9,960,403
Savings accounts	812,020	990,851	661,428	443,156	1,910,242	—	4,817,697
Certificates of deposit	3,754,894	9,279,604	1,033,919	195,715	38	—	14,264,170
Borrowed funds	1,882,926	3,125,000	1,297,661	—	7,180,000	140,773	13,626,360

Total interest-bearing liabilities	10,826,636	14,208,297	4,474,645	1,521,747	11,496,532	140,773	42,668,630

Interest rate sensitivity gap per period (4)	$(1,534,345)	$(5,358,078)	$11,741,534	$8,433,435	$(8,820,920)	$818,806	$5,280,432

Cumulative interest rate sensitivity gap	$(1,534,345)	$(6,892,423)	$4,849,111	$13,282,546	$4,461,625	$5,280,432

Cumulative interest rate sensitivity gap as a percentage of total assets	(2.92)%	(13.12)%	9.23%	25.28%	8.49%	10.05%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	85.83%	72.47%	116.43%	142.80%	110.49%	112.38%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.

(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.

(3)	Expected amount based, in part, on historical experience.

(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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
As of September 30, 2019, the impact of a
100-bp
decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 11.47% per annum. Conversely, the impact of a
100-bp
increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 8.08% per annum.
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
Based on the information and assumptions in effect at September 30, 2019, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Economic Value of Equity
+100	(3.12)%
+200	(9.96)%
-100	(2.45)%

(1)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2019, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(2.72)%
+200	(5.03)%
-100	2.63%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

(2)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2019, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.11% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 10.77% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.
Liquidity
We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.
We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $854.7 million and $1.5 billion, respectively, at September 30, 2019 and December 31, 2018. As in the past, our portfolios of loans and securities provided liquidity in the first nine months of the year, with cash flows from the repayment and sale of loans totaling $6.6 billion and cash flows from the repayment and sale of securities totaling $1.9 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the
FHLB-NY.
The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2019, our available borrowing capacity with the
FHLB-NY
was $8.3 billion. In addition, the Bank had $5.9 billion of
available-for-sale
securities, at that date.
Furthermore, the Bank has agreements with the
FRB-NY
that enables it to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Bank pledged certain loans and securities to collateralize any funds they may borrow. At September 30, 2019, the maximum amount the Bank could borrow from the
FRB-NY
was $1.2 billion. There were no borrowings against either of these lines of credit at that date.
Our primary investing activity is loan production. In the first nine months of 2019, the volume of loans originated for investment was $7.3 billion. During this time, the net cash used in investing activities totaled $847.0 million. Our operating activities provided net cash of $339.0 million, while the net cash used in our financing activities totaled $112.3 million.
CDs due to mature in one year or less as of September 30, 2019 totaled $13.0 billion, representing 91.4% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.
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
Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In the nine months ended September 30, 2019, the Bank paid dividends totaling $285.0 million to the Parent Company, leaving $290.6 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at September 30, 2019 included $180.3 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.
Capital Position
On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.
On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of September 30, 2019, the Company has repurchased a total of 23.9 million shares at an average price of $9.54 or an aggregate purchase price of $227.9 million, leaving $72.1 million remaining under the current authorization.

Common stockholders’ equity represented 11.79% and 11.85% of total assets at September 30, 2019 and December 31, 2018, and was equivalent to a book value per common share of $13.25, and $12.99 at the respective dates. We calculate book value per common share by dividing the amount of common stockholders’ equity at the end of a period by the number of common shares outstanding at the same date. At September 30, 2019 and December 31, 2018, we had outstanding common shares of 467,350,860 and 473,536,604, respectively.
Tangible common stockholders’ equity was relatively stable at $3.8 billion, representing 7.51% of tangible assets and a tangible book value per common share of $8.06 at September 30, 2019. At December 31, 2018, tangible common stockholders’ equity totaled $3.7 billion or 7.51% of tangible assets and a tangible book value per common share of $7.85.
We calculate tangible common stockholders’ equity by subtracting the amount of goodwill recorded at the end of a period from the amount of common stockholders’ equity recorded at the same date. At September 30, 2019 and December 31, 2018 we recorded goodwill of $2.4 billion, respectively, at the corresponding dates. (See the discussion and reconciliations of stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; total assets and tangible assets; and the related financial measures that appear earlier in this report.)
Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $59.8 million from the balance at the end of last year and decreased $63.2 million from the year-ago
quarter to $27.9 million at September 30, 2019. The
year-to-date
decrease was primarily the result of a $54.3 million change in the net unrealized gain (loss) on available-for-sale
securities, net of tax, from a loss of $10.5 million at December 31, 2018 to a gain of $43.8 million at September 30, 2019 and a $5.5 million decrease in net unrealized loss on pension and post-retirement obligations, net of tax, to $65.6 million.
At September 30, 2019, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:
Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At September 30, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,796,601	10.15%	$4,299,441	11.49%	$5,091,873	13.61%	$4,299,441	8.65%
Minimum for capital adequacy purposes	1,683,324	4.50	2,244,431	6.00	2,992,575	8.00	1,988,364	4.00

Excess	$2,113,277	5.65%	$2,055,010	5.49%	$2,099,298	5.61%	$2,311,077	4.65%

At September 30, 2019, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 561 bp and the fully-phased in capital conservation buffer by 311 bp.
Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At September 30, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,770,095	12.76%	$4,770,095	12.76%	$4,920,605	13.16%	$4,770,095	9.60%
Minimum for capital adequacy purposes	1,682,572	4.50	2,243,429	6.00	2,991,239	8.00	1,987,679	4.00

Excess	$3,087,523	8.26%	$2,526,666	6.76%	$1,929,366	5.16%	$2,782,416	5.60%

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended September 30, 2019
The Company reported net income for the three months ended September 30, 2019 of $99.0 million, up 2% compared to the $97.2 million the Company reported for the three months ended June 30, 2019, but down 7% compared to the $106.8 million reported for the three months ended September 30, 2018. On a year-to-date
basis, the Company reported net income of $293.9 million, down 8% compared to the $320.7 million we reported for the nine months ended September 30, 2018.
Net income available to common shareholders for the three months ended September 30, 2019 was $90.8 million or $0.19 per diluted common share, up 2% compared to the $89.0 million or $0.19 per diluted common share for the three months ended June 30, 2019, but down 8% compared to $98.6 million or $0.20 per diluted common share we reported for the three months ended September 30, 2018. On a year-to-date
basis, net income available to common shareholders was $269.2 million or $0.57 per diluted common share, down 9% compared to $296.1 million or $0.60 per diluted common share for the nine months ended September 30, 2018.
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
Details of the decline in net interest income follow:
•	Interest income of $454.6 million grew $799,000 during the third quarter on a linked-quarter basis and rose $29.4 million or 7% compared to the year-ago
quarter. Interest income on loans of $391.9 million increased $4.3 million or 1% on a linked-quarter basis and $23.7 million or 6% on a year-over-year basis. Interest income from securities and money market instruments declined 5% or $3.5 million on a linked-quarter basis, but increased 10% or $5.8 million on a year-over-year basis.

•	Interest income on a linked-quarter basis was driven by a $96.9 million increase in average earning assets to $47.6 billion, while the average yield remained unchanged at 3.82%. The increase in average earning assets was the result of a $548.2 million or 5% annualized increase in average loans, partially offset by a $455.6 million decrease in average cash balances.

•	Interest expense increased $2.6 million to $218.6 million on a linked-quarter basis and 24% on a year-over-year basis. This was largely due to higher average CD balances and higher costs on those balances, offset somewhat by lower average balances and costs on interest-bearing checking and money market accounts.

Net Interest Margin
The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 1.99%, the margin was one bp narrower than the trailing-quarter measure and 17 bps narrower than the margin recorded in the third quarter of last year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and net interest margin in the periods noted:

	For the Three Months Ended						Sep. 30, 2019 compared to
(dollars in thousands)	Sep. 30, 2019		Jun. 30, 2019		Sep. 30, 2018		Jun. 30, 2019		Sep. 30, 2018
Total Interest Income	$454,551		$453,752		$425,144		0%		7%
Prepayment Income:
Loans	$12,279		$11,842		$8,288		4%		48%
Securities	1,866		780		1,037		139%		80%

Total prepayment income	$14,145		$12,622		$9,325		12%		52%

GAAP Net Interest Margin	1.99%		2.00%		2.16%		-1	bp	-17	bp
Less:
Prepayment income from loans	10	bp	10	bp	7	bp	0	bp	3	bp
Prepayment income from securities	1		1		1		0	bp	0	bp

Total prepayment income contribution to net interest margin	11	bp	11	bp	8	bp	0	bp	3	bp

Adjusted Net Interest Margin (non-GAAP)	1.88%		1.89%		2.08%		-1	bp	-20	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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
adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	For the Three Months Ended
	September 30, 2019				June 30, 2019				September 30, 2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost		Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$40,756,495	$391,920	3.84%		$40,208,256	$387,634	3.86%		$39,465,876	$368,264	3.73%
Securities	6,324,588	59,785	3.78		6,320,252	60,340	3.82		5,279,319	49,084	3.71
Interest-earning cash and cash equivalents	511,730	2,846	2.21		967,364	5,778	2.40		1,557,465	7,796	1.99

Total interest-earning assets	47,592,813	454,551	3.82		47,495,872	453,752	3.82		46,302,660	425,144	3.67
Non-interest- earning assets	4,664,905				4,576,454				4,305,623

Total assets	$52,257,718				$52,072,326				$50,608,283

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,263,331	$42,465	1.64%		$10,811,077	$47,772	1.77%		$11,732,410	$44,497	1.50%
Savings accounts	4,747,843	9,326	0.78		4,729,517	8,861	0.75		4,872,126	7,325	0.60
Certificates of deposit	14,093,146	86,934	2.45		13,509,392	80,651	2.39		10,740,927	51,249	1.89

Total interest-bearing deposits	29,104,320	138,725	1.89		29,049,986	137,284	1.90		27,345,463	103,071	1.50
Borrowed funds	13,325,104	79,911	2.38		13,111,692	78,778	2.41		13,704,208	72,567	2.10

Total interest-bearing liabilities	42,429,424	218,636	2.04		42,161,678	216,062	2.06		41,049,671	175,638	1.70
Non-interest- bearing deposits	2,491,796				2,698,578				2,488,674
Other liabilities	631,688				559,955				265,573

Total liabilities	45,552,908				45,420,211				43,803,918
Stockholders’ equity	6,704,810				6,652,115				6,804,365

Total liabilities and stockholders’ equity	$52,257,718				$52,072,326				$50,608,283

Net interest income/interest rate spread		$235,915	1.78%			$237,690	1.76%			$249,506	1.97%

Net interest margin			1.99%				2.00%				2.16%

Ratio of interest-earning assets to interest-bearing liabilities			1.12	x			1.13	x			1.13	x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses, and include loans held for sale and non-performing loans.

(2)	Amounts are at amortized cost.

(3)	Includes FHLB stock. .

Provision for (recovery of) Losses on Loans
The provision for losses on loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” the Company reported a provision for loan losses of $4.8 million compared to $1.8 million in the previous quarter and a $1.2 million provision in the third quarter of 2018.
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
For the three months ended September 30, 2019,
non-interest
income increased $6.8 million or 39% to $24.4 million compared to $17.6 million for the three months ended June 30, 2019 and it increased $1.5 million or 6% compared to $22.9 million for the three months ended September 30, 2018. During the third quarter, the Company entered into a sale/lease back agreement on a branch property located in Florida. Accordingly, we recorded a $7.9 million gain related to this transaction, which is included in the other income category. Included in the year-ago
period was approximately $5.3 million related to our wealth management business, Peter B. Cannell & Co., which was sold in the first quarter of 2019.
The following table summarizes our
non-interest
income for the respective periods:
Non-Interest
Income Analysis

	For the Three Months Ended
(in thousands)	September 30, 2019	June 30, 2019	September 30, 2018
Fee income	$7,580	$7,487	$7,237
BOLI income	6,791	6,479	7,302
Net gain (loss) on securities	275	493	(41)
Other income:
Third-party investment product sales	1,121	1,225	2,893
Other	8,619	1,913	5,531

Total other income	9,740	3,138	8,424

Total non-interest income	$24,386	$17,597	$22,922

Non-Interest
Expense
Total
non-interest
expense for the three months ended September 30, 2019 were $123.3 million, relatively unchanged on a linked-quarter basis and down $11.1 million or 8% on a year-over-year basis. Third quarter 2019 operating expenses included certain items related to severance costs totaling $1.4 million. Excluding this item, total non-interest
expenses, on a
non-GAAP
basis would have totaled $121.9 million.
Income Tax Expense
Income tax expense for the three months ended September 30, 2019 totaled $33.2 million, compared to $33.1 million in the prior quarter and $30.0 million in the year-ago
quarter. The effective tax rate was 25.09% during the current third quarter, compared to 25.42% in the second quarter of 2019 and 21.95% in the year-ago
quarter.
Earnings Summary for the Nine Months Ended September 30, 2019
For the nine months ended September 30, 2019, net income totaled $293.9 million, down $26.8 million or 8% compared to the $320.7 million the Company reported for the nine months ended September 30, 2018. Net income available to common shareholders was $269.2 million or $0.57 per diluted common share, down 9% compared to $296.1 million or $0.60 per diluted common share for the nine months ended September 30, 2018.
Net Interest Income
Net interest income declined $68.8 million or 9% to $714.9 million for the nine months ended September 30, 2019 compared to the $783.8 million the Company reported for the nine months ended September 30, 2018. The decrease was attributable to a $107.7 million increase in interest income offset by a $176.5 million increase in interest expense. For the nine months ended September 30, 2019, the NIM was 2.01%, down 29 bp compared to 2.30% for the nine months ended September 30, 2018.

The following factors contributed to the year-over-year decrease in net interest income and NIM:
•	Average interest-earning assets rose $2.0 billion or 4% due to growth in average loans and average securities. Average loans increased $1.4 billion or 4% to $40.3 billion, while average securities increased $1.8 billion or 41% to $6.3 billion. This was partially offset by a $1.2 billion decline in average cash balances as the Company reinvested its cash into higher yielding assets over the course of the last 12 months.

•	The average yield on interest-earning assets rose 14 bp to 3.81% due to a nine bp increase in the average loan yield and a three bp increase in the average securities yield.

•	Average interest-bearing liabilities increased $2.1 billion or 5% to $42.2 billion. The increase was largely the result of a $3.6 billion or 37% increase in average CD balances.

•	In addition to the growth in the average balance of interest-bearing liabilities, the average cost of those liabilities also increased given the increase in short term interest rates over the several years. The average cost of interest-bearing liabilities rose 49 bp to 2.03% driven by a 56 bp increase in the cost of average interest-bearing deposits to 1.86% and a 36 bp increase in the cost of average borrowed funds to 2.39%.

The following table summarizes the contribution from prepayment income on loans and securities on the Company’s interest income and NIM for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
(dollars in thousands)	Sep. 30, 2019		Sep. 30, 2018		Change (%)
Total Interest Income	$1,354,477		$1,246,801		9%
Prepayment Income:
Loans	$33,462		$35,848		-7%
Securities	2,873		4,604		-38%

Total prepayment income	$36,335		$40,452		-10%

GAAP Net Interest Margin	2.01%		2.30%		-29	bp
Less:
Prepayment income from loans	10bp		11bp		-1	bp
Prepayment income from securities	—		1		-1	bp

Total prepayment income contribution to net interest margin	10	bp	12	bp	-2	bp

Adjusted Net Interest Margin (non-GAAP)	1.91%		2.18%		-27	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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
adjustments from acquisitions), that are considered adjustments to such average yields and costs.
Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Mortgage and other loans, net	$40,288,311	$1,159,344	3.84%	$38,902,370	$1,092,637	3.75%
Securities	6,303,147	181,162	3.83	4,463,058	127,038	3.80
Interest-earning cash and cash equivalents	789,034	13,971	2.37	1,991,558	27,126	1.82

Total interest-earning assets	47,380,492	1,354,477	3.81	45,356,986	1,246,801	3.67
Non-interest-earning assets	4,604,387			4,328,731

Total assets	$51,984,879			$49,685,717

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,846,624	$140,396	1.73%	$12,178,512	$119,246	1.31%
Savings accounts	4,716,014	26,270	0.74	4,956,358	21,176	0.57
Certificates of deposit	13,306,845	235,360	2.36	9,732,912	121,298	1.67

Total interest-bearing deposits	28,869,483	402,026	1.86	26,867,782	261,720	1.30
Borrowed funds	13,308,941	237,521	2.39	13,255,400	201,322	2.03

Total interest-bearing liabilities	42,178,424	639,547	2.03	40,123,182	463,042	1.54
Non-interest-bearing deposits	2,555,984			2,522,784
Other liabilities	595,378			245,000

Total liabilities	45,329,786			42,890,966
Stockholders’ equity	6,655,093			6,794,751

Total liabilities and stockholders’ equity	$51,984,879			$49,685,717

Net interest income/interest rate spread		$714,930	1.78%		$783,759	2.13%

Net interest margin			2.01%			2.30%

Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.13x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include non-performing loans.

(2)	Amounts are at amortized cost.

(3)	Includes FHLB stock.

Provision for (recovery of) Losses on Loans
The provision for losses on loans is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies,” the Company reported a provision for losses on loans losses of $5.4 million for the nine months ended September 30, 2019 compared to $15.5 million for the nine months ended September 30, 2018. The majority of the 2018 provision for losses on loans was related to taxi medallion-related loans.
Non-Interest
Income
The following table summarizes the components of
non-interest
income for the respective periods:
Non-Interest
Income Analysis

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Fee income	$22,295	$22,056
BOLI income	20,245	20,424
Net gain (loss) on securities	7,755	(810)
Other income:
Third-party investment product sales	5,242	9,484
Other	11,231	17,331

Total other income	16,473	26,815

Total non-interest income	$66,768	$68,485

For the nine months ended September 30, 2019, the Company reported non-interest
income of $66.8 million compared to $68.5 million for the nine months ended September 30, 2018. The $1.7 million or 3% decline reflects a number of items: a net gain on securities of $7.8 million during this period compared to a net loss on securities of $810,000 in the year-ago
period and a $7.9 million gain on sale of a branch property in Florida compared to no such gain in the year-ago
period. Additionally, in the year earlier period, the other income category includes $15.7 million of income from our former wealth management subsidiary, Peter B. Cannell & Co. Peter B. Cannell & Co. was sold in the first quarter of this year, therefore no such income was recorded in the other income category in 2019.
Non-Interest Expense
In the first nine months of 2019, we recorded
non-interest
expense of $385.1 million compared to $411.7 million for the first nine months of 2018, reflecting a $26.6 million or 6% decrease.
Non-interest
expenses for the current nine month period includes certain items related to severance costs and branch rationalization totaling $10.4 million compared to no such items in the prior year nine month period. The year-over-over improvement is a result of the Company’s continuing efforts to reduce costs throughout the organization.
Income Tax Expense
Income tax expense for the nine months ended September 30, 2019 declined $7.1 million or 7% to $97.3 million and reflects an effective tax rate of 24.88%, relatively unchanged from the 24.56% recorded in the year-ago
nine month period.
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
for the year ended December 31, 2018 and in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, as such factors could materially affect the Company’s business, financial condition, or future results of operations.
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
As indicated in the table below, during the three months ended September 30, 2019, the Company allocated 31,059 shares or $345,000 toward the repurchase of shares tied to its stock-based incentive plans. Also, during the first quarter of the year, the Company repurchased $67.1 million or 7.1 million shares of its common stock under its recently authorized share repurchase program.

(dollars in thousands, except per share data)
Third Quarter 2019	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
July 1 – July 31	19,532	$10.60	$207
August 1 – August 31	5,144	11.23	58
September 1 – September 30	6,383	12.51	80

Total shares repurchased	31,059	11.10	$345

Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation.(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation.(3)

3.4
Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017.(4)

3.5	Amended and Restated Bylaws.(5)

4.1	Specimen Stock Certificate.(6)

4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein.(7)

4.3	Form of certificate representing the Series A Preferred Stock.(7)

4.4	Form of depositary receipt representing the Depositary Shares.(7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS.	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH.	Inline XBRL Taxonomy Extension Schema Document.

101.CAL.	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF.	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB.	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE.	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included within the Exhibit 101 attachments).

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).

(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).

(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).

(4)	Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.

(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).

(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565).

(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange

NEW YORK COMMUNITY BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 12, 2019	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 12, 2019	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer