Form 10-K
period 2019-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2020-02-28
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
1-31565

NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590
(Address of principal executive offices) (Zip code)
(516)
683-4100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiES SM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40 th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange
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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
of the Act).    Yes
☐
    No  ☒
As of June 30, 2019, the aggregate market value of the shares of common stock outstanding of the registrant was $4.5 billion, excluding 14,381,473 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 28, 2019, $9.98 per share, as reported by the New York Stock Exchange.
The number of shares of the registrant’s common stock outstanding as of February 19, 2020 was 467,301,496 shares.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2020 are incorporated by reference into Part III.

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
There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:
•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
•	conditions in the securities markets and real estate markets or the banking industry;
•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;
•	any uncertainty relating to the LIBOR calculation process and the phasing out of LIBOR after 2021;
•	changes in the quality or composition of our loan or securities portfolios;
•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
•	heightened regulatory focus on CRE concentrations;
•	changes in competitive pressures among financial institutions or from non-financial institutions;
•	changes in deposit flows and wholesale borrowing facilities;
•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;
•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;
•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;
•	the ability to invest effectively in new information technology systems and platforms;
•	changes in future ALLL requirements based on our periodic review under relevant accounting and regulatory requirements;
•	the ability to pay future dividends at currently expected rates;
•	the ability to hire and retain key personnel;
•	the ability to attract new customers and retain existing ones in the manner anticipated;
•	changes in our customer base or in the financial or operating performances of our customers’ businesses;
•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;
•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•	the ability to keep pace with, and implement on a timely basis, technological changes;
•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (the Housing Stability and Tenant Protection Act of 2019), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;
•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;
•	changes in accounting principles, policies, practices, and guidelines;
•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;
•	changes in our credit ratings or in our ability to access the capital markets;
•	unforeseen or catastrophic events including natural disasters, war, terrorist activities, and the emergence of a pandemic; and
•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.
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

GOVERNMENT-SPONSORED ENTERPRISES
Refers to a group of financial services corporations that were created by the United States Congress to enhance the availability, and reduce the cost of, credit to certain targeted borrowing sectors, including home finance. The GSEs include, but are not limited to, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal Home Loan Banks (the “FHLBs”).
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

GLBA—The Gramm Leach Bliley Act

GNMA—Government National Mortgage Association

GSEs—Government-sponsored enterprises

HQLAs—High-quality liquid assets

LIBOR—London Interbank Offered Rate

LSA—Loss Share Agreements

LTV—Loan-to-value
ratio

MBS—Mortgage-backed securities

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

ROU—Right of use asset

SEC—U.S. Securities and Exchange Commission

SIFI—Systemically Important Financial Institution

TDRs—Troubled debt restructurings

PART I
ITEM 1.	BUSINESS

General
New York Community Bancorp, Inc., (on a stand-alone basis, the “Parent Company” or, collectively with its subsidiaries, the “Company”) was organized under Delaware law on July 20, 1993 and is the bank holding company for New York Community Bank (hereinafter referred to as the “Bank”). Formerly known as Queens County Savings Bank, the Bank converted from a state-chartered mutual savings bank to the capital stock form of ownership on November 23, 1993, at which date the Company completed its initial offering of common stock (par value: $0.01 per share) at a price of $25.00 per share ($0.93 per share on a split-adjusted basis, reflecting the impact of nine stock splits between 1994 and 2004).
New York Community Bank
Established in 1859, the Bank is a New York State-chartered savings bank with 238 branches that currently operates through eight local divisions, each with a history of strength and service: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio: and AmTrust Bank in Florida and Arizona. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of traditional and non-traditional
products and services, and access to multiple service channels, including online banking, mobile banking, and banking by phone.
We also are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury
residential apartment buildings with rent-regulated units that feature below-market rents. In addition to multi-family loans, which are our principal asset, we originate CRE loans (primarily in New York City), specialty finance loans and leases, and, to a much lesser extent, ADC loans, and C&I loans (typically made to small and mid-size
business in Metro New York).
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
Competition for Deposits
The combined population of the 26 counties where our branches are located is approximately 31.5 million, and the number of banks and thrifts we compete with currently exceeds 300. With total deposits of $31.7 billion at December 31, 2019, we ranked twelfth among all bank and thrift depositories serving these 26 counties. We also ranked fourth among all banks and thrifts in Union County, New Jersey, third among all banks and thrifts in Richmond County in New York, fifth among all banks and thrifts in Queens County in New York, and second among all banks and thrifts in Nassau County in New York (market share information was provided by S&P Global Market Intelligence).
We compete for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 238 branches, we have 348 ATM locations, including 233 that operate 24 hours a day, and 75 that are off-site ATMs. Our customers also have
24-hour
access to their accounts through our
bank-by-phone
service, through mobile banking, and online through our website, www.myNYCB.com. We also offer certain money market accounts, certificates of deposit (“CDs”), and checking accounts through a dedicated website:
www.myBankingDirect.com
.
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
Our ability to attract and retain deposits is not only a function of short-term interest rates and industry consolidation, but also the competitiveness of the rates being offered by other financial institutions within our marketplace, including credit unions, on-line
banks, and brokerage firms. Additionally, financial technology companies, also referred to as fintechs, are providing nontraditional, but increasingly strong competition for deposits and customers.
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
Another competitive advantage is our strong community presence, with April 14, 2019 having marked the 160th year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.
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
While we continue to originate ADC and C&I loans for investment, such loans represent a small portion of our loan portfolio as compared to multi-family, CRE loans, and specialty finance loans.
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
Subsidiary Activities
The Bank has formed, or acquired through merger transactions, 20 active subsidiary corporations. Of these, 12 are direct subsidiaries of the Bank and eight are subsidiaries of Bank-owned entities.
The 12 direct subsidiaries of the Bank are:

Name	Jurisdiction of Organization	Purpose
100 Duffy Realty, LLC	New York	Owns a branch building.

Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.

BSR 1400 Corp.	New York	Organized to own interests in real estate.

Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company.

NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment financing, and dealer-floor plan loans.

NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate.

NYCB Insurance Agency, Inc.	New York	Sells non-deposit investment products.

Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building.

Richmond Enterprises, Inc.	New York	Holding company for previously sold entity.

Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company.

NYCB Mortgage Company, LLC	Delaware	Holding company for Walnut Realty Holding Company, LLC.

Woodhaven Investment Company, LLC	Delaware	Holding company for Ironbound Investment Company, Inc. and 1400 Corp.

The eight subsidiaries of Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp.

Ironbound Investment Company, LLC.	Florida	Organized for the purpose of investing in mortgage-related assets.

Long Island Commercial Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets.

Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.

Prospect Realty Holding Company, LLC	New York	Owns a back-office building.

Rational Real Estate II, LLC	New York	Owns a back-office building.

Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.

Walnut Realty Holding Company, LLC	Delaware	Established to own Bank-owned properties.

NYB Realty Holding Company, LLC owns interests in six additional active entities organized as indirect wholly-owned subsidiaries to own interests in various real estate properties.
The Parent Company owns special business trusts that were formed for the purpose of issuing capital and common securities and investing the proceeds thereof in the junior subordinated debentures issued by the Company. See Note 9, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data,” for a further discussion of the Company’s special business trusts. The Parent Company also has one non-banking
subsidiary that was established in connection with the acquisition of Atlantic Bank of New York.
Personnel
At December 31, 2019, the number of FTEs was 2,786, including 1,522 branch-related FTEs. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.
Federal, State, and Local Taxation
The Company is subject to federal, state, and local income taxes. See the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this annual report.
Regulation and Supervision
General
The Bank is a New York State-chartered savings bank and its deposit accounts are insured under the DIF of the FDIC up to applicable legal limits. For the fiscal year ended December 31, 2019, the Bank was subject to regulation and supervision by the NYSDFS, as its chartering agency; by the FDIC, as its insurer of deposits; and by the CFPB.
The Bank is required to file reports with the NYSDFS, the FDIC, and the CFPB concerning its activities and financial condition, and is periodically examined by the NYSDFS, the FDIC, and the CFPB to assess compliance with various regulatory requirements, including with respect to safety and soundness and consumer financial protection regulations. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate loan loss allowance for regulatory purposes. Changes in such regulations or in banking legislation could have a material impact on the Company, the Bank, and their operations, as well as the Company’s shareholders.
The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended (the “BHCA”) by the FRB. Furthermore, the Company would be required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act
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
Capital Requirements
In early July 2013, the FRB and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules to implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the DFA. Basel III generally refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009. The Basel III rules generally refer to the rules adopted by U.S. banking regulators in December 2010 to align U.S. bank capital requirements with Basel III and with the related loss absorbency rules they issued in January 2011, which include significant changes to bank capital, leverage, and liquidity requirements.
The Basel III rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for the purposes of calculating those ratios. Under Basel III, the Company and the Bank are required to maintain minimum capital in accordance with the following ratios: (i) a common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from the prior rules); and (iv) a tier 1 leverage ratio of 4%.
In addition, the Basel III rules assign higher risk weights to certain assets, such as the 150% risk weighting assigned to exposures that are more than 90 days past due or are on non-accrual
status, and to certain CRE facilities that finance the acquisition, development, or construction of real property. Basel III also eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. In addition, tier 2 capital is no longer limited to the amount of tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock will be required, subject to limitation, to be deducted from capital. Finally, tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale
securities.
Basel III also established a “capital conservation buffer” (consisting entirely of common equity tier 1 capital) that is 2.5% above the new regulatory minimum capital requirements. This resulted in an increase in the minimum common equity tier 1, tier 1, and total capital ratios to 7.0%, 8.5%, and 10.5%, respectively. The phase-in
of the new capital conservation buffer requirement was fully implemented in January 2019. The capital conservation buffer is now at its fully phased-in
level of 2.5%. An institution can be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital levels fall below these amounts. Basel III also establish a maximum percentage of eligible retained income that can be utilized for such capital distributions.
On September 17, 2019, the FRB, the FDIC, and the OCC issued a final rule designed to reduce regulatory burden by simplifying several requirements in the agencies’ regulatory capital rule. Most aspects of the rule apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The rule simplifies and clarifies a number of the more complex aspects of the existing capital rule. Specifically, the proposed rule simplifies the capital treatment for certain mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.

Prompt Corrective Regulatory Action
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For such purposes, the law establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The five capital tiers are described in more detail below. Under the prompt corrective action regulations, an institution that fails to remain “well capitalized” becomes subject to a series of restrictions that increase in severity as its capital condition weakens. Such restrictions may include a prohibition on capital distributions, restrictions on asset growth, or restrictions on the ability to receive regulatory approval of applications. The FDICIA also provides for enhanced supervision authority over undercapitalized institutions, including authority for the appointment of a conservator or receiver for the institution.
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
As of December 31, 2019, each of the Bank’s capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.
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
In October 2019, the FDIC issued a final rule, which became effective on November 25, 2019, that revised the FDIC’s requirement for stress testing by FDIC-insured institutions, consistent with changes made by the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”). The rule amended the FDIC’s existing stress testing regulations to change the minimum threshold for applicability from $10 billion to $250 billion, revised the frequency of required stress tests by FDIC-supervised institutions from annual to periodic, and reduced the number of required stress testing scenarios from three to two.
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
On December 13, 2019, the FRB, FDIC, and OCC issued a final rule, which will become effective on April 1, 2020, to modify the agencies’ capital rules for high volatility CRE (“HVCRE”) exposures, as required by the EGRRCPA. The final rule revises the definition of HVCRE exposure to make it consistent with the statutory definition of the term included in Section 214 of the EGRRCPA, which excludes any loan made before January 1, 2015. The revised HVCRE exposure definition differs from the previous definition primarily in two ways. First, the previous definition applied to loans that financed ADC activities, whereas the new definition only applies to loans that “primarily” finance ADC activities and that are secured by land or improved real estate. This change excludes multipurpose credit facilities that primarily finance the purchase of equipment or other non-ADC
activities. Second, the new definition permits the full appraised value of borrower-contributed land (less the total amount of any liens on the real property securing the HVCRE exposure) to count toward the 15 percent capital contribution of the real property’s appraised “as completed” value, which is one of the criteria for an exemption from the heightened risk weight. The final rule includes a grandfathering provision, which will provide banking organizations with the option to maintain their current capital treatment for ADC loans originated on or after January 1, 2015, and before April 1, 2020. Banking organizations also will have the option to reevaluate any or all of their ADC loans originated on or after January 1, 2015, using the revised HVCRE exposure definition.
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
Investment Activities
Since the enactment of the FDICIA, all state-chartered financial institutions, including savings banks, commercial banks, and their subsidiaries, have generally been limited to such activities as principal and equity investments of the type, and in the amount, authorized for national banks. The GLBA and FDIC regulations impose certain quantitative and qualitative restrictions on such activities and on a bank’s dealings with a subsidiary that engages in specified activities.
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
Federal Home Loan Bank System
The Bank is a member of the
FHLB-NY.
As a member of the
FHLB-NY,
the Bank is required to acquire and hold shares of
FHLB-NY
capital stock. At December 31, 2019, the Bank held $647.6 million of
FHLB-NY
stock.
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
Interstate Branching
Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the DFA, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Bank currently maintains 42 branches in New Jersey, 26 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 128 branches in New York State.
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
Act, Children’s Online Privacy Protection Act, the Military Lending Act, and the Homeownership Counseling Act.
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

Enterprise Risk Management
The Company’s and the Bank’s Boards of Directors are actively engaged in the process of overseeing the efforts made by the Enterprise Risk Management (“ERM”) department to identify, measure, monitor, mitigate, and report risk. The Company has established an ERM program that reinforces a strong risk culture to support sound risk management practices. The Board is responsible for the approval and oversight of the ERM program and framework.
ERM is responsible for setting and aligning the Company’s Risk Appetite Policy with the goals and objectives set forth in the budget, and the strategic and capital plans. Internal controls and ongoing monitoring processes capture and address heightened risks that threaten the Company’s ability to achieve our goals and objectives, including the recognition of safety and soundness concerns and consumer protection. Additionally, ERM monitors key risk indicators against the established risk warning levels and limits, as well as elevated risks identified by the Chief Risk Officer.
ITEM 1A.	RISK FACTORS
There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk, which arises from movements in interest rates; (2) credit risk, which arises from an obligor’s failure to meet the terms of any contract with a bank or to otherwise perform as agreed; (3) risks related to our financial statements; (4) liquidity risk, which arises from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses; (5) legal/compliance risk, which arises from violations of, or non-conformance
with, laws, rules, regulations, prescribed practices, or ethical standards; (6) market risk, which arises from changes in the value of portfolios of financial instruments; (7) strategic risk, which is the risk of loss arising from inadequate or failed internal processes, people, and systems; (8) operational risk, which arises from problems with service or product delivery; and (9) reputational risk, which arises from negative public opinion resulting in a significant decline in shareholder value.
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
The cost of our deposits and short-term wholesale borrowings is largely based on short-term interest rates, the level of which is driven by the FOMC of the FRB. However, the yields generated by our loans and securities are typically driven by intermediate-term interest rates, which are set by the bond market and generally vary from day to day. The level of our net interest income is therefore influenced by movements in such interest rates, and the pace at which such movements occur. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and, with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.
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
We will be required to transition from the use of the LIBOR interest rate index to an alternate index in the future.
We have certain loans and leases, securities, wholesale borrowings, derivative financial instruments, and long-term debt whose interest rate is indexed to LIBOR. The United Kingdom’s Financial Conduct Authority, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021 and it appears highly likely that LIBOR will be discontinued or modified by 2021. At this time, no consensus exists as to what reference rate or rates or benchmarks may become acceptable alternatives to LIBOR, although the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) has identified the Secured Overnight Financing Rate, or SOFR, as the recommended alternative to LIBOR.
Uncertainty as to the adoption, market acceptance, or availability of SOFR or other alternative reference rates, may adversely affect the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor index to LIBOR would be selected. If a trigger is satisfied, contracts and financial instruments may give us or the calculation agent, as applicable, discretion over the selection of the substitute index for the calculation of interest rates. The implementation of a substitute index for the calculation of interest rates under our loan agreements may result in our incurring significant expenses in effecting the transition and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index, any of which could have an adverse effect on our results of operations. We continue to develop and implement plans to mitigate the risks associated with the expected discontinuation of LIBOR. In particular, we have implemented or are in the process of implementing fallback language for LIBOR-linked loans.
Credit Risks
A decline in the quality of our assets could result in higher losses and the need to set aside higher loan loss provisions, thus reducing our earnings and our stockholders’ equity.
The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for loan losses, and therefore reduce our earnings.
The loans we originate for investment are primarily multi-family loans, CRE loans, and specialty finance loans and leases. Such loans are generally larger, and have higher risk-adjusted returns and shorter maturities, than the other loans we produce for investment. Our credit risk would ordinarily be expected to increase with the growth of our multi-family and CRE loan portfolios.
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

We also originate ADC loans, although to a far lesser degree than we originate multi-family and CRE loans. ADC financing typically involves a greater degree of credit risk than longer-term financing on multi-family and CRE properties. Risk of loss on an ADC loan largely depends upon the accuracy of the initial estimate of the property’s value at completion of construction or development, compared to the estimated costs (including interest) of construction. If the estimate of value proves to be inaccurate, the loan may be under-secured. While we seek to minimize these risks by maintaining consistent lending policies and procedures, and rigorous underwriting standards, an error in such estimates, among other factors, could have a material adverse effect on the quality of our ADC loan portfolio, thereby resulting in losses or delinquencies.
The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing losses, but also could necessitate our recording a provision for losses on loans. Either of these events would have an adverse impact on our net income.
Although losses on the loans we produce have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this will be our experience in future periods.
Our allowance for losses on loans might not be sufficient to cover our actual losses, which would adversely impact our financial condition and results of operations.
In addition to mitigating credit risk through our underwriting processes, we attempt to mitigate such risk through the establishment of an allowance for losses on loans. The process of determining whether or not the allowance is sufficient to cover potential loan losses is based on the methodology described in detail under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.
In addition, growth in our loan portfolio may require us to increase the allowance for losses on such loans by making additional provisions, which would reduce our net income. Furthermore, bank regulators have the authority to require us to make provisions for loan losses or otherwise recognize loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our allowance for losses on such loans. Any increase in the loan loss allowance or in loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.
Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019 impacting about one million rent-regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from Major Capital Improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation or its impact on loan production, in total, it generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi-family loans or the future net operating income of such properties could potentially become impaired.
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

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in this region, including changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, extreme weather, or other factors beyond our control, could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of the loans in our portfolio, a decline in tenant occupancy or rents due to such factors, or for other reasons, such as new legislation, could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our net income.
Furthermore, economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the level of cash dividends we currently pay to our shareholders.
Risks Related to our Financial Statements
Changes in accounting standards or interpretation of new or existing standards may affect how we report our financial condition and results of operations.
From time to time the FASB and the SEC change accounting regulations and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators, and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how to record and report our financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.
The implementation of a new accounting standard could require us to increase its allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
In June 2016, the FASB issued ASU No.
 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No.
 2016-13
replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU No.
 2016-13
became effective for us on January 1, 2020. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for loan losses. The adoption of CECL may result in greater volatility in the level of the allowance for loan losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have an adverse effect on our financial condition and results of operations.
Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate expected losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on its financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that we use for determining its expected losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
Impairment in the carrying value of goodwill and other intangible assets could negatively impact our financial condition and results of operations.
At December 31, 2019, goodwill and other intangible assets totaled $2.4 billion. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.
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
Although we also originate C&I and ADC loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (91.4% of total loans as of December 31, 2019). Our leadership position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. We monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital to ensure that we are in compliance with regulatory guidance. Any inability to grow our multi-family and CRE loan portfolios, could negatively impact our ability to grow our earnings per share.
The inability to engage in merger transactions, or to realize the anticipated benefits of acquisitions in which we might engage, could adversely affect our ability to compete with other financial institutions and weaken our financial performance.
Mergers and acquisitions have contributed significantly to our growth and it is possible that we will look to acquire other financial institutions, financial service providers, or branches in the future.
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
While we diligently assess applicable regulatory and legislative developments affecting our business, laws and regulations relating to cybersecurity have been frequently changing, imposing new requirements on us. In light of these conditions, we face the potential for additional regulatory scrutiny that will lead to increasing compliance and technology expenses and, in some cases, possible limitations on the achievement of our plans for growth and other strategic objectives.
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
Many aspects of our operations are dependent upon the soundness of other financial intermediaries and thus could expose us to systemic risk.
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

We own certain of our branch offices, as well as our headquarters on Long Island and certain other back-office buildings in New York, Ohio, and Florida. We also utilize other branch and back-office locations in those states, and in New Jersey and Arizona, under various lease and license agreements that expire at various times. (See Note 7, “Leases” in Item 8, “Financial Statements and Supplementary Data.”) We believe that our facilities are adequate to meet our present and immediately foreseeable needs.
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

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”
At December 31, 2019, the number of outstanding shares was 467,346,781 and the number of registered owners was approximately 11,042. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.
Stock Performance Graph
The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2019 with the cumulative total returns on a broad market index (the S&P
Mid-Cap
400 Index) and a peer group index (the SNL U.S. Bank and Thrift Index) during the same time. The S&P
Mid-Cap
400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the SNL U.S. Bank and Thrift Index currently is comprised of 386 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.
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
The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2014 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.
Comparison of
5-Year
Cumulative Total Return
Among New York Community Bancorp, Inc.,
S&P
Mid-Cap
400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2014
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2019

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
New York Community Bancorp, Inc.	$100.00	$108.22	$110.55	$95.20	$73.09	$98.99

S&P Mid-Cap 400 Index	$100.00	$97.82	$118.11	$137.30	$122.08	$154.07

SNL U.S. Bank and Thrift Index	$100.00	$102.02	$128.80	$151.45	$125.81	$170.04

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
As indicated in the table below, during the twelve months ended December 31, 2019, the Company allocated 769,111 shares or $8.1 million toward the repurchase of shares tied to its stock-based incentive plans. Also, during the first quarter of the year, the Company repurchased $67.1 million or 7.1 million shares of its common stock under its authorized share repurchase program, leaving $72.1 million remaining under the repurchase authorization at December 31, 2019.

(dollars in thousands, except per share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2019	7,816,228	$ 9.57	$74,788
Second Quarter 2019	3,485	11.14	39
Third Quarter 2019	31,059	11.10	345
Fourth Quarter 2019:
October	232	13.02	3
November	3,018	12.02	36
December	829	10.53	9

Total Fourth Quarter 2019	4,079	11.78	48

2019 Total	7,854,851	9.58	$75,220

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2019	2018	2017	2016	2015
EARNINGS SUMMARY:
Net interest income (1)	$957,400	$1,030,995	$1,130,003	$1,287,382	$408,075
Provision for (recovery of) losses on non-covered loans	7,105	18,256	60,943	11,874	(3,334)
Recovery of losses on covered loans	—	—	(23,701)	(7,694)	(11,670)
Non-interest income	84,230	91,558	216,880	145,572	210,763
Non-interest expense:
Operating expenses (2)	511,218	546,628	641,218	638,109	615,600
Amortization of core deposit intangibles	—	—	208	2,391	5,344
Debt repositioning charge	—	—	—	—	141,209
Merger-related expenses	—	—	—	11,146	3,702
Total non-interest expense	511,218	546,628	641,426	651,646	765,855
Income tax expense (benefit)	128,264	135,252	202,014	281,727	(84,857)
Net income (loss) (3)	395,043	422,417	466,201	495,401	(47,156)
Basic earnings (loss) per common share (3)	$0.77	$0.79	$0.90	$1.01	$(0.11)
Diluted earnings (loss) per common share (3)	0.77	0.79	0.90	1.01	(0.11)
Dividends paid per common share	0.68	0.68	0.68	0.68	1.00
SELECTED RATIOS:
Return on average assets (3)	0.76%	0.84%	0.96%	1.00%	(0.10)%
Return on average common stockholders’ equity (3)	5.88	6.20	7.12	8.19	(0.81)
Average common stockholders’ equity to average assets	11.82	12.51	12.76	12.28	11.90
Operating expenses to average assets (2)	0.98	1.09	1.32	1.29	1.26
Efficiency ratio (1)(2)	49.08	48.70	47.61	44.53	99.48
Net interest rate spread (1)	1.79	2.06	2.47	2.85	0.69
Net interest margin (1)	2.02	2.25	2.59	2.93	0.94
Dividend payout ratio	88.31	86.08	75.56	67.33	—
BALANCE SHEET SUMMARY:
Total assets	$53,640,821	$51,899,376	$49,124,195	$48,926,555	$50,317,796
Loans, net of allowance for loan losses	41,746,517	40,006,088	38,265,183	39,308,016	38,011,995
Allowance for losses on non-covered loans	147,638	159,820	158,046	158,290	147,124
Allowance for losses on covered loans	—	—	—	23,701	31,395
Securities	5,885,887	5,644,071	3,531,427	3,817,057	6,173,645
Deposits	31,657,132	30,764,430	29,102,163	28,887,903	28,426,758
Borrowed funds	14,557,593	14,207,866	12,913,679	13,673,379	15,748,405
Common stockholders’ equity	6,208,854	6,152,395	6,292,536	6,123,991	5,934,696
Common shares outstanding	467,346,781	473,536,604	488,490,352	487,056,676	484,943,308
Book value per common share	$13.29	$12.99	$12.88	$12.57	$12.24
Common stockholders’ equity to total assets	11.57%	11.85%	12.81%	12.52%	11.79%
ASSET QUALITY RATIOS (excluding covered assets and non-covered purchased credit-impaired loans):
Non-performing non-covered loans to total non-covered loans	0.15%	0.11%	0.19%	0.15%	0.13%
Non-performing non-covered assets to total non-covered assets	0.14	0.11	0.18	0.14	0.13
Allowance for losses on non-covered loans to non-performing non-covered loans	241.07	351.21	214.50	277.19	310.08
Allowance for losses on non-covered loans to total non-covered loans	0.35	0.40	0.41	0.42	0.41
Net charge-offs (recoveries) to average loans (4)	0.05	0.04	0.16	0.00	(0.02)

(1)	The 2015 amount reflects the impact of a $773.8 million debt repositioning charge recorded as interest expense in the fourth quarter of the year.

(2)	The 2015 amount includes state and local non-income taxes of $5.4 million resulting from the debt repositioning charge.

(3)	The 2015 amount reflects the $546.8 million after-tax impact of the debt repositioning charge recorded as interest expense and non-interest expense, combined.

(4)	Average loans include covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Bank”).
Executive Summary
New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 238 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona. At December 31, 2019, we had total assets of $53.6 billion, including total loans of $41.7 billion, total deposits of $31.7 billion, and total stockholders’ equity of $6.7 billion.
Chartered in the State of New York, the Bank is subject to regulation by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PA.”
As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. For the twelve months ended December 31, 2019, the Company reported net income of $395.0 million, compared to the $422.4 million reported for the twelve months ended December 31, 2018. Net income available to common shareholders in the comparable period was $362.2 million, versus $389.6 million for the twelve months ended December 31, 2018. Diluted earnings per common share were $0.77 for the twelve months ended December 31, 2019, as compared to $0.79 per diluted common share for the twelve months ended December 31, 2018.
The key trends during 2019 were:
Continued Growth in Our Loan Portfolio
At December 31, 2019 the Company’s loan portfolio totaled $41.7 billion, up $1.7 billion or a 4.4% increase compared to the balance at December 31, 2018. The year-over-year growth in our loan portfolio was due to growth in the multi-family portfolio, the specialty finance portfolio (which is part of our C&I loan portfolio), and the CRE portfolio.
Fueled by $6.0 billion in originations and $770.8 million of repurchases, the multi-family portfolio increased $1.3 billion or 4.3% to $31.2 billion at December 31, 2019 compared to $29.9 billion at December 31, 2018, and it accounted for most of the loan growth during the current year. The specialty finance portfolio had another strong year, growing $675.8 million or 35% on a year-over-year basis to $2.6 billion at December 31, 2019, while the CRE portfolio increased $83.5 million or 1% to $7.1 billion at December 31, 2019 compared to December 31, 2018.
Inflection Point for the NIM and Net Interest Income
Both net interest income and the NIM declined on a year-over-year basis, but they increased during the fourth quarter of 2019, marking the first time since the end of 2015 that both of these metrics increased. The primary driver of the increase was lower funding costs which led to lower interest expense, which, in turn, drove the growth in net interest income. The NIM rose five basis points to 2.04% on a linked-quarter basis as net interest income improved $6.6 million to $242.5 million or 11% annualized compared to the third quarter of 2019.
Operating Expenses Decline Further
Our cost-cutting efforts continued to pay off in 2019. After declining nearly $95 million during the course of 2018, total non-interest
expense declined a further $35.4 million or 6.5% over the course of 2019. In 2019, non-interest
expense included $10.4 million of certain items related to severance costs and branch rationalization costs.

Asset Quality Remained Exceptional During the Current Year
The Company’s asset quality metrics remained strong during full-year 2019. Total NPAs were $73.5 million or 0.14% of total assets, while non-performing
loans were $61.2 million or 0.15% of total loans. Included in these amounts was $30.4 million of non-accrual
taxi medallion-related loans. Repossessed assets were $12.3 million at year-end
2019 and included $10.3 million of repossessed taxi medallions at that time period.
For the twelve months ended December 31, 2019, we recorded $19.3 million of net charge-offs or 0.05% of average loans. This figure included $10.2 million of charge-offs related to the taxi medallion portfolio. Importantly, on a combined basis, we only recorded $659,000 of charge-offs in the MF/CRE loan portfolios or 0.00% of average loans.
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
As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family loans and CRE credits generally are based on the five-year and seven-year CMT. The following table summarizes the high, low, and average five- and seven-year CMT rates in 2019 and 2018:

	Constant Maturity Treasury Rates
	Five-Year		Seven-Year
	2019	2018	2019	2018
High	2.62%	3.09%	2.70%	3.18%
Low	1.32	2.25	1.40	2.37
Average	1.95	2.75	2.05	2.85

Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In 2019, prepayment income from loans contributed $48.9 million to interest income; in the prior year, the contribution was $44.9 million.
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
The following table presents the generally downward trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint, for the months indicated:

	December
	2019	2018
Unemployment rate:
United States	3.4%	3.7%
New York City	3.2	3.9
Arizona	4.3	4.9
Florida	2.5	3.3
New Jersey	3.6	3.6
New York	3.7	3.9
Ohio	3.8	4.8

The CPI measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended December
	2019	2018
Change in prices:	2.3%	1.9%

Economic activity also is indicated by the Consumer Confidence Index
®
, which moved up to 128.2 in December 2019 from 126.2 in December 2018. An index level of 90 or more is considered indicative of a strong economy.
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
New York City Rental Vacancy Rates to Unemployment Rates

Year	New York City Rental Vacancy Rate All Rental Units 1	New York City Rental Vacancy Rate Rent Stabilized Units 1	New York City Annual Average Unemployment Rate 2
2017	3.63%	2.06%	4.50%
2014	3.45%	2.12%	7.20%
2011	3.12%	2.55%	9.10%
2008	2.88%	2.14%	5.60%
2005	3.09%	2.68%	5.80%
2002	2.94%	2.52%	8.00%
1999	3.19%	2.46%	6.80%
1996	4.01%	3.57%	8.80%
1993	3.44%	3.10%	10.40%
1991	3.78%	3.54%	8.70%

(1)	Source: Selected Initial Findings of the New York City Housing and Vacancy Survey

(2)	Source: http://www.labor.ny.gov/stats/laus.asp

Recent Events
Dividend Declaration
On January 28, 2020, the Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share, payable on February 24, 2020 to common shareholders of record at the close of business on February 10, 2020.
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
We have identified the following to be critical accounting policies: the determination of the allowance for loan losses and the determination of the amount, if any, of goodwill impairment.
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
The methodology used for the allocation of the allowance for loan losses at December 31, 2019 and December 31, 2018 was generally comparable, whereby the Bank segregated their loss factors (used for both criticized and non-criticized
loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.
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
The historical loss period we use to determine the allowance for loan losses on loans is a rolling 36-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.
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
Goodwill Impairment
We have significant intangible assets related to goodwill. As of December 31, 2019, we had goodwill of $2.4 billion. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. Our goodwill is evaluated for impairment annually as of year-end
or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

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
During the year ended December 31, 2019, no triggering events were identified that indicated that the value of goodwill may be impaired. For the year ended December 31, 2019, the Company’s annual goodwill impairment assessment, using step one of the quantitative test, found no indication of goodwill impairment.
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
FINANCIAL CONDITION
Balance Sheet Summary
At December 31, 2019, total assets were $53.6 billion, up $1.7 billion or 3.4% on a year-over-year basis. Our asset growth was largely the result of loan growth and to a much lesser extent, growth in the securities portfolio. This was funded through a combination of growth in deposits and in wholesale borrowings, and by a decrease in cash and cash equivalents.

Total loans held for investment rose $1.7 billion or 4.3% on a year-over-year basis to $41.9 billion, as the multi-family loan portfolio increased $1.3 billion or 4.3% to $31.2 billion and the C&I loan portfolio rose $626.0 million or 26.2% to $3.0 billion.
Total securities, consisting mainly of
available-for-sale
securities increased $241.8 million or 4.3% on a year-over-year basis, to $5.9 billion.
On the liability side, total deposits rose $892.7 million or 2.9% to $31.7 billion compared to the balance at year-end
2018, while total borrowed funds increased $349.7 million or 2.5% to $14.6 billion. Most of the growth in borrowings occurred in the fourth quarter of the year.
Total stockholders’ equity at December 31, 2019 was $6.7 billion, relatively unchanged compared to the balance at December 31, 2018. Common stockholders’ equity to total assets was 11.57% compared to 11.85% at December 31, 2018. Book value per common share was $13.29 at December 31, 2019 compared to $12.99 at December 31, 2018.
Excluding goodwill of $2.4 billion at both December 31, 2019 and 2018, tangible common stockholders’ equity totaled $3.8 billion at year-end
2019, up $66.2 million or 1.8% compared to
year-end
2018. Tangible common stockholders’ equity to tangible assets was 7.39% at December 31, 2019 compared to 7.51% at December 31, 2018. Tangible book value per common share at December 31, 2019 was $8.09 compared to $7.85 at December 31, 2018.
Loans
Loans Held for Investment
The majority of the loans we produce are multi-family loans. Our production of multi-family loans began several decades ago in the five boroughs of New York City, where the majority of the rental units currently consist of rent-regulated apartments featuring below-market rents.
In addition to multi-family loans, our loan portfolio contains a large number of CRE credits, most of which are secured by income-producing properties located in New York City and on Long Island.
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
In 2019, we originated $10.6 billion of loans, a $540.5 million or a 5.4% increase from the prior year. The higher level of originations was largely driven by an increase in specialty finance originations and CRE originations, offset by a decline in multi-family originations. During full-year 2019, the Bank originated $6.0 billion of multi-family loans, down 9.7% compared to full-year 2018, while specialty finance loans grew $882.9 million or 46.1%, to $2.8 billion, and CRE originations increased $259.5 million or 26.8%.
In addition to the strong origination volumes over the course of 2019, during the fourth quarter of the year, the Company also opportunistically repurchased $770.8 million of primarily multi-family loans it previously originated and sold to other financial institutions. These loans were originally sold by the Company in order to manage the balance sheet below the $50 billion in asset SIFI threshold in place at the time.
Multi-Family Loans
Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury
residential apartment buildings in New York City that feature rent-regulated units and below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $6.0 billion, or 56.4%, of the loans we produced for investment in 2019.
At December 31, 2019, multi-family loans represented $31.2 billion, or 74.5%, of total loans held for investment, reflecting a year-over-year increase of $1.3 billion, or 4.3% and the average multi-family loan had a principal balance of $6.4 million and $6.1 million; the expected weighted average life of the portfolio was 2.0 years at December 31, 2019 compared to 2.6 years at December 31, 2018.

The majority of our multi-family loans were secured by rental apartment buildings. In addition, 77.9% of our multi-family loans were secured by buildings in the metro New York City area and 3.0% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.
At December 31, 2019, $18.7 billion or 60.0% of the Company’s total multi-family loan portfolio is secured by properties in New York State and, therefore, are subject to the new rent regulation laws. The weighted average LTV of the NYS rent regulated multi-family portfolio was 53.17% as of December 31, 2019, compared to a weighted average LTV of 56.86% for the entire multi-family loan portfolio at that date.
In addition to underwriting multi-family loans on the basis of the buildings’ income and condition, we consider the borrowers’ credit history, profitability, and building management expertise. Borrowers are required to present evidence of their ability to repay the loan from the buildings’ current rent rolls, their financial statements, and related documents.
While a percentage of our multi-family loans are
ten-year
fixed rate credits, the vast majority of our multi-family loans feature a term of ten or twelve years, with a fixed rate of interest for the first five or seven years of the loan, and an alternative rate of interest in years six through ten or eight through twelve. The rate charged in the first five or seven years is generally based on intermediate-term interest rates plus a spread.
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
Commercial Real Estate Loans
At December 31, 2019, CRE loans represented $7.1 billion, or 16.9%, of total loans held for investment, reflecting a year-over-year increase of $83.1 million or 1.2% compared to December 31, 2018. The average CRE loan had a principal balance of $6.6 million at the end of this December, as compared to $6.1 million at the prior year-end.
In addition, the portfolio had an expected weighted average life of 2.3 years and 2.7 years at the corresponding dates.
CRE loans represented $1.2 billion, or 11.6%, of the loans we originated in 2019, as compared to $966.7 million, or 9.6%, in the prior year.
The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use
buildings, and multi-tenanted light industrial properties. At December 31, 2019, 85.7% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.3% of the properties securing our CRE credits, while all other states accounted for 12.0%, combined.
The terms of our CRE loans are similar to the terms of our multi-family credits. While a small percentage of our CRE loans feature ten-year
fixed-rate terms, they primarily feature a fixed rate of interest for the first five or seven years of the loan that is generally based on intermediate-term interest rates plus a spread. During years six through ten or eight through twelve, the loan resets to an annually adjustable rate that is tied to the prime rate of interest, plus a spread
.
Alternately, the borrower may opt for a fixed rate that is tied to the five-year fixed advance rate of the
FHLB-NY
plus a spread. The fixed-rate option also requires the payment of an amount equal to one percentage point of the then-outstanding loan balance. In either case, the minimum rate at repricing is equivalent to the rate in the initial five- or seven-year term.
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
Specialty Finance Loans and Leases
At December 31, 2019 and 2018, specialty finance loans and leases represented $2.6 billion and $1.9 billion, respectively, of total loans held for investment.
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
Other C&I Loans
In the twelve months ended December 31, 2019, other C&I loans declined $49.8 million to $420.1 million, and represented $391.7 million of the held-for-investment
loans we produced. Included in the balance at
year-end
2019 were taxi medallion-related loans of $55.0 million.
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
Acquisition, Development, and Construction Loans
At December 31, 2019, ADC loans represented $200.6 million, or 0.5%, of total loans held for investment, as compared to $407.9 million, or 1.0%, at the prior year-end.
Originations of ADC loans totaled $91.4 million in 2019, up $34.7 million from the year-earlier amount.
At December 31, 2019, 4.2% of the loans in our ADC portfolio were for land acquisition and development; the remaining 95.8% consisted of loans that were provided for the construction of commercial properties and owner-occupied homes. Loan terms vary based upon the scope of the construction, and generally range from 18 months to two years. They also feature a floating rate of interest tied to prime, with a floor. At December 31, 2019, 70.5% of our ADC loans were for properties in New York City.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2019 and 2018, we did not recover any losses against guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.
When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale
or
pre-lease
requirements prior to funding.
One-to-Four
Family Loans
At December 31, 2019,
one-to-four
family loans represented $380.4 million, or 0.9%, of total loans held for investment, as compared to $446.1 million, or 1.1%, at the prior year-end.
These loan balances include certain mixed-use CRE loans with less than five residential units being classified as one-to-four
family loans. Other than these types of loans, we do not currently expect to originate traditional one-to-four
family loans.
Other Loans
At December 31, 2019, other loans totaled $8.1 million and consisted primarily of consumer loans, most of which were overdraft loans and loans to non-profit
organizations. We currently do not offer home equity loans or lines of credit.
Lending Authority
The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Commercial Credit Committee and the Mortgage and Real Estate and Credit Committees of the Board, and the Board of Directors of the Bank.
All multifamily, CRE, ADC, and Specialty Finance loans regardless of amount and C&I loans in excess of $3.0 million are required to be presented to the Management Credit Committee for approval. Multifamily, CRE and C&I loans in excess of $5.0 million and Specialty Finance in excess of $15.0 million are also required to be presented to the Commercial Credit Committee and the Mortgage and Real Estate Committee of the Board, as applicable. All C&I loans less than or equal to $3.0 million are approved by the joint authority of lending officers.
All mortgage loans in excess of $50.0 million, Specialty Finance loans in excess of $15.0 million and all other C&I loans in excess of $5.0 million require approval by the Mortgage and Real Estate Committee or the Credit Committee of the Board, as applicable. In addition, all loans of $20.0 million or more originated by the Bank continue to be reported to the Board of Directors.
The various Committee have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.
In 2019, 146 loans greater than $10.0 million were originated by the Bank, with an aggregate loan balance of $4.1 billion at origination. In 2018, by comparison, 192 loans greater than $10.0 million were originated, with an aggregate loan balance at origination of $4.5 billion.
At December 31, 2019 and 2018, the largest mortgage loan in our portfolio was a $246.0 million multi-family loan originated by the Bank on February 8, 2018, which is collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment
The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment
loan portfolio at December 31, 2019:

	At December 31, 2019
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,788,722	25.00%	$3,360,067	47.45%
Brooklyn	5,486,486	17.61	537,304	7.59
Bronx	3,929,333	12.61	163,468	2.31
Queens	2,583,430	8.29	618,644	8.73
Staten Island	119,270	0.38	53,767	0.76

Total New York City	$19,907,241	63.89%	$4,733,250	66.84%

New Jersey	3,752,028	12.04	532,029	7.51
Long Island	602,884	1.93	806,580	11.39

Total Metro New York	$24,262,153	77.86%	$6,071,859	85.74%

Other New York State	942,881	3.03	157,841	2.23
All other states	5,953,638	19.11	852,210	12.03

Total	$31,158,672	100.00%	$7,081,910	100.00%

At December 31, 2019, the largest concentration of ADC loans held for investment was in New York City, with a total of $141.5 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.
Loan Maturity and Repricing Analysis: Loans Held for Investment
The following table sets forth the maturity or period to repricing of our portfolio of loans held for investment at December 31, 2019. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

(in thousands)	Multi- Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$10,989,614	$2,264,268	$109,605	$142,281	$1,856,687	$15,362,455
After one year:
One to five years	19,324,070	4,212,409	248,216	57,030	842,900	24,684,625
Over five years	844,988	605,233	22,540	1,285	322,893	1,796,939

Total due or repricing after one year	20,169,058	4,817,642	270,756	58,315	1,165,793	26,481,564

Total amounts due or repricing, gross	$31,158,672	$7,081,910	$380,361	$200,596	$3,022,480	$41,844,019

The following table sets forth, as of December 31, 2019, the dollar amount of all loans held for investment that are due after December 31, 2020, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2020
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$2,585,674	$17,583,384	$20,169,058
Commercial real estate	904,271	3,913,371	4,817,642
One-to-four family	64,793	205,963	270,756
Acquisition, development, and construction	40,930	17,385	58,315

Total mortgage loans	3,595,668	21,720,103	25,315,771
Other loans	1,014,240	151,553	1,165,793

Total loans	$4,609,908	$21,871,656	$26,481,564

Loans Held for Sale
At December 31, 2019 and 2018, we did not have any loans held for sale.
Loan Origination Analysis
The following table summarizes our production of loans held for investment in the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019		2018
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originated for Investment:
Multi-family	$5,981,700	56.44%	$6,621,808	65.84%
Commercial real estate	1,226,272	11.57	966,731	9.61
One-to-four family residential	102,829	0.97	12,624	0.13
Acquisition, development, and construction	91,400	0.86	56,651	0.56

Total mortgage loans originated for investment	7,402,201	69.84	7,657,814	76.14

Other Loans Originated for Investment:
Specialty finance	2,799,962	26.42	1,917,048	19.06
Other commercial and industrial	391,702	3.70	478,619	4.76
Other	4,200	0.04	4,116	0.04

Total other loans originated for investment	3,195,864	30.16	2,399,783	23.86

Total loans originated for investment	$10,598,065	100.00%	$10,057,597	100.00%

Loan Portfolio Analysis
The following table summarizes the composition of our loan portfolio at each year-end
for the five years ended December 31, 2019:

	At December 31,
	2019		2018		2017		2016			2015
(dollars in thousands)	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Percent of Non-Covered Loans	Amount	Percent of Total Loans	Percent of Non-Covered Loans
Non-Covered Mortgage Loans:
Multi-family	$31,158,672	74.46%	$29,883,919	74.46%	$28,074,709	73.12%	$26,945,052	68.28%	71.35%	$25,971,620	68.04%	71.93%
Commercial real estate	7,081,910	16.93	6,998,834	17.44	7,322,226	19.07	7,724,362	19.57	20.45	7,857,204	20.58	21.76
One-to-four family	380,361	0.91	446,094	1.11	477,228	1.24	381,081	0.97	1.01	116,841	0.31	0.32
Acquisition, development, and construction	200,596	0.48	407,870	1.02	435,825	1.14	381,194	0.97	1.01	311,676	0.82	0.86

Total non-covered mortgage loans	38,821,539	92.78	37,736,717	94.03	36,309,988	94.57	35,431,689	89.79	93.82	34,257,350	89.75	94.87

Non-Covered Other Loans:
Specialty finance	2,594,326	6.20	1,918,545	4.78	1,539,733	4.01	1,267,530	3.21	3.36	880,673	2.31	2.44
Other commercial and industrial	420,052	1.00	469,875	1.17	500,841	1.31	632,915	1.60	1.68	569,883	1.49	1.58
Other loans	8,102	0.02	8,724	0.02	8,460	0.02	24,067	0.06	0.06	32,583	0.09	0.09

Total non-covered other loans	3,022,480	7.22	2,397,144	5.97	2,049,034	5.34	1,924,512	4.87	5.10	1,483,139	3.89	4.11

Total non-covered loans held for investment	$41,844,019	100.00	$40,133,861	100.00	$38,359,022	99.91	$37,356,201	94.66	98.92	$35,740,489	93.64	98.98

Loans held for sale	—	—	—	—	35,258	0.09	409,152	1.04	1.08	367,221	0.96	1.02

Total non-covered loans	$41,844,019	100.00%	$40,133,861	100.00%	$38,394,280	100.00	$37,765,353	95.70	100.00%	$36,107,710	94.60	100.00%

Covered loans	—		—		—	—	1,698,133	4.30		2,060,089	5.40

Total loans	$41,844,019		$40,133,861		$38,394,280	100.00%	$39,463,486	100.00%		$38,167,799	100.00%

Net deferred loan origination costs	50,136		32,047		28,949		26,521			22,715
Allowance for losses on non-covered loans	(147,638)		(159,820)		(158,046)		(158,290)			(147,124)
Allowance for losses on covered loans	—		—		—		(23,701)			(31,395)

Total loans and leases, net	$41,746,517		$40,006,088		$38,265,183		$39,308,016			$38,011,995

Outstanding Loan Commitments
At December 31, 2019 and 2018, we had outstanding loan commitments of $2.0 billion and $2.0 billion, respectively. We also had commitments to issue letters of credit totaling $509.9 million and $508.1 million at December 31, 2019 and 2018, respectively. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.
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
Asset Quality
Loans Held for Investment and Repossessed Assets
Total NPAs were $73.5 million or 0.14% of total assets at December 31, 2019, up 30.6% or $17.2 million compared to $56.3 million or 0.11% of total assets at December 31, 2018. Total non-accrual
mortgage loans rose $13.1 million to $22.0 million, largely due to one CRE credit that went non-performing
during the fourth quarter of 2019. Other
non-accrual
loans, consisting mainly of taxi medallion-related loans, rose $2.7 million to $39.3 million compared to $36.6 million at December 31, 2018. Included in these amounts were non-accrual
taxi medallion-related loans of $30.4 million and $35.5 million, respectively.
Repossessed assets totaled $12.3 million, up $1.5 million or 13.7% compared to the balance at December 31, 2018. As is the case with other non-accrual
loans, the majority of the Company’s repossessed assets consist of taxi medallions. Taxi medallions represented $10.3 million of total repossessed assets at December 31, 2019 compared to $8.2 million at December 31, 2018.
The following table presents our
non-performing
loans by loan type and the changes in the respective balances from December 31, 2018 to December 31, 2019:

			Change from December 31, 2018 to December 31, 2019
(dollars in thousands)	December 31, 2019	December 31, 2018	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$5,407	$4,220	$1,187	28.13%
Commercial real estate	14,830	3,021	11,809	390.90
One-to-four family	1,730	1,651	79	4.78
Acquisition, development, and construction	—	—	—	—

Total non-accrual mortgage loans	21,967	8,892	13,075	147.04
Non-accrual other loans (1)	39,276	36,614	2,662	7.27

Total non-performing loans	$61,243	$45,506	$15,737	34.58

(1)	Includes $30.4 million and $35.5 million of non-accrual taxi medallion-related loans at December 31, 2019 and 2018, respectively.

At the end of this December, taxi medallion-related loans totaled $55.0 million, representing 0.13% of our total held-for-investment
loan portfolio. Last December, taxi medallion-related loans totaled $73.7 million, representing 0.18% of our total held-for-investment
loan portfolio
The following table sets forth the changes in
non-performing
loans over the twelve months ended December 31, 2019:

(in thousands)
Balance at December 31, 2018	$45,506
New non-accrual	46,650
Charge-offs	(10,120)
Transferred to repossessed assets	(4,964)
Loan payoffs, including dispositions and principal pay-downs	(15,829)
Restored to performing status	—

Balance at December 31, 2019	$61,243

A loan generally is classified as a
“non-accrual”
loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual
status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2019 and 2018, all of our non-performing
loans were
non-accrual
loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.
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
To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2019. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case
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

In addition, at December 31, 2019,
one-to-four
family loans, ADC loans, and other loans represented 0.9%, 0.5%, and 7.2%, of total loans held for investment, as compared to 1.1%, 1.0%, and 6.0%, respectively, at December 31, 2018. Furthermore, while 1.3% of our other loans were non-performing
at December 31, 2019, 0.45% of our
one-to-four
family loans were
non-performing
at that date. There were no
non-performing
ADC loans at December 31, 2019.
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
The following table presents our
non-covered
loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2018 to December 31, 2019:

			Change from December 31, 2018 to December 31, 2019
(dollars in thousands)	December 31, 2019	December 31, 2018	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$1,131	$—	$1,131	NM	%
Commercial real estate	2,545	—	2,545	NM
One-to-four family	—	9	(9)	NM
Acquisition, development, and construction	—	—	—	—
Other loans (1)	44	555	(511)	(92.07)

Total loans 30-89 days past due	$3,720	$564	$3,156	559.57

(1)	Includes $0 and $530,000 of non-accrual taxi medallion-related loans at December 31, 2019 and 2018, respectively.

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
While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing
loans has increased. In 2019, we recorded net charge-offs of $19.3 million, as compared to net charge-offs of $16.5 million in the prior year. Taxi medallion-related net charge-offs accounted for $10.2 million of this year’s amount and $12.8 million of last year’s amount.
Partially reflecting the net charge-offs noted above, and the provision of $7.1 million for the allowance for loan losses, the allowance for losses on loans decreased $12.2 million, equaling $147.6 million at the end of this December from $159.8 million at December 31, 2018. Reflecting the decrease in non-performing
loans cited earlier in this discussion, the allowance for losses on loans represented 241.07% of non-performing
loans at December 31, 2019, as compared to 351.21% at the prior year-end.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on loans was appropriate at that date.
The following table presents information about our five largest non-performing
loans at December 31, 2019.

	Loan No. 1	Loan No. 2 (2)	Loan No. 3 (2)	Loan No. 4 (2)	Loan No. 5
Type of Loan	CRE	C&I	Multi-Family	C&I	C&I
Origination date	06/20/14	10/31/17	1/05/06	4/29/14	06/01/16
Origination balance	$9,750,000	$13,000,000	$12,640,000	$13,325,000	$4,080,000
Full commitment balance (1)	$9,750,000	$13,000,000	$12,640,000	$13,325,000	$4,080,000
Balance at December 31, 2019	$9,750,000	$ 6,961,564	$ 3,576,758	$ 2,593,755	$2,145,995
Associated allowance	None	None	None	None	None
Non-accrual date	October 2019	February 2019	March 2014	June 2017	August 2019
Origination LTV	65%	N/A	79%	N/A	21%
Current LTV	66%	N/A	28%	N/A	12%
Last appraisal	October 2019	N/A	February 2019	N/A	October 2019

(1)	There are no funds available for further advances on the five largest non-performing loans.

(2)	Loan is a Troubled Debt Restructure.

The following is a description of the five loans identified in the preceding table. It should be noted that allocations for the loan loss allowance was not required for any loan listed, as determined by using the present value of expected cash flows method in ASC
310-10-35.

No. 1 -	The borrower is an owner of real estate and is based in New York. The loan is collateralized by a 8,566 square foot, retail condo unit located in New York, New York.

No. 2 -	The borrower is an owner of an apparel company based in New York. The loan is collateralized by all of the borrower’s assets, including but not limited to: cash, accounts receivable, and inventory.

No. 3 -	The borrower is an owner of real estate and is based in New Jersey. The loan is collateralized by a multi-family complex with 267 residential units and four retail stores in Atlantic City, New Jersey.

No. 4 -	The borrower is a finance company based in New York. The loan is collateralized by various taxi medallion loans in New York, New York and Chicago, Illinois.

No. 5 -	The borrower is an owner/operator of a quarry company based in New York. The loan is collateralized by 139.7 acres of land used for mining granite in White Hall, New York.

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
At December 31, 2019, loans modified as TDRs totaled $40.5 million, including accruing loans of $1.3 million and non-accrual
loans of $39.2 million. At the prior
year-end,
loans modified as TDRs totaled $34.9 million, including accruing loans of $9.2 million and non-accrual
loans of $25.7 million.

Analysis of Troubled Debt Restructurings
The following table sets forth the changes in our TDRs over the twelve months ended December 31, 2019:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2018	$9,162	$25,719	$34,881
New TDRs	865	28,827	29,692
Charge-offs	—	(8,367)	(8,367)
Transferred to repossessed assets	—	(368)	(368)
Loan payoffs, including dispositions and principal pay-downs	(8,773)	(6,566)	(15,339)

Balance at December 31, 2019	$1,254	$39,245	$40,499

Loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $32.7 million and $34.8 million, respectively, at December 31, 2019 and 2018; loans in connection with which forbearance agreements were reached amounted to $7.8 million and $37,000 at the respective dates.
Multi-family and CRE loans accounted for $3.6 million and zero dollars of TDRs at the end of this December, as compared to $4.2 million and zero, respectively, at the prior year-end.
Based on the number of loans performing in accordance with their revised terms, our success rate for restructured multi-family loans was 100%; for ADC loans it was 100%; and for one-to-four
loans it was 33% at the end of this December; our success rate for other loans was 88%, at that date.
On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual
status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2019, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment
of a restructured loan.
For additional information about our TDRs at December 31, 2019 and 2018, see the discussion of “Asset Quality” in Note 5, “Loans and Leases” in Item 8, “Financial Statements and Supplementary Data.”
Except for the
non-accrual
loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2019 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

Asset Quality Analysis (Excluding Covered Loans, Covered OREO,
Non-Covered
Purchased Credit-Impaired Loans, and
Non-Covered
Loans Held for Sale)
The following table presents information regarding our consolidated allowance for losses on non-covered
loans, our
non-performing
non-covered
assets, and our
non-covered
loans 30 to 89 days past due at each
year-end
in the five years ended December 31, 2019. Covered loans and non-covered
purchased credit-impaired (“PCI”) loans are considered to be performing due to the application of the yield accretion method. Therefore, covered loans and non-covered
PCI loans are not reflected in the amounts or ratios provided in this table.

	At or for the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Allowance for Losses on Non-Covered Loans:
Balance at beginning of year	$159,820	$158,046	$156,524	$145,196	$139,857
Provision for (recovery of) losses on non-covered loans	7,105	18,256	60,943	12,036	(2,846)
Recovery from allowance on PCI loans	—	—	1,766	—	—
Charge-offs:
Multi-family	(659)	(34)	(279)	—	(167)
Commercial real estate	—	(3,191)	—	—	(273)
One-to-four family residential	(954)	—	(96)	(170)	(875)
Acquisition, development, and construction	—	(2,220)	—	—	—
Other loans	(18,694)	(12,897)	(62,975)	(3,413)	(1,273)

Total charge-offs	(20,307)	(18,342)	(63,350)	(3,583)	(2,588)
Recoveries	1,020	1,860	2,163	2,875	10,773

Net (charge-offs) recoveries	(19,287)	(16,482)	(61,187)	(708)	8,185

Balance at end of year	$147,638	$159,820	$158,046	$156,524	$145,196

Non-Performing Non-Covered Assets:
Non-accrual non-covered mortgage loans:
Multi-family	$5,407	$4,220	$11,078	$13,558	$13,904
Commercial real estate	14,830	3,021	6,659	9,297	14,920
One-to-four family residential	1,730	1,651	1,966	9,679	12,259
Acquisition, development, and construction	—	—	6,200	6,200	27

Total non-accrual non-covered mortgage loans	21,967	8,892	25,903	38,734	41,110
Non-accrual non-covered other loans	39,276	36,614	47,779	17,735	5,715
Loans 90 days or more past due and still accruing interest	—	—	—	—	—

Total non-performing non-covered loans (1)	$61,243	$45,506	$73,682	$56,469	$46,825
Non-covered repossessed assets (2)	12,268	10,794	16,400	11,607	14,065

Total non-performing non-covered assets	$73,511	$56,300	$90,082	$68,076	$60,890

Asset Quality Measures:
Non-performing non-covered loans to total non-covered loans	0.15%	0.11%	0.19%	0.15%	0.13%
Non-performing non-covered assets to total non-covered assets	0.14	0.11	0.18	0.14	0.13
Allowance for losses on non-covered loans to non-performing non-covered loans	241.07	351.21	214.50	277.19	310.08
Allowance for losses on non-covered loans to total non-covered loans	0.35	0.40	0.41	0.42	0.41
Net charge-offs (recoveries) during the period to average loans outstanding during the period (3)	0.05	0.04	0.16	0.00	(0.02)

Non-Covered Loans 30-89 Days Past Due:
Multi-family	$1,131	$—	$1,258	$28	$4,818
Commercial real estate	2,545	—	13,227	—	178
One-to-four family residential	—	9	585	2,844	1,117
Acquisition, development, and construction	—	—	—	—	—
Other loans	44	555	2,719	7,511	492

Total loans 30-89 days past due (4)	$3,720	$564	$17,789	$10,383	$6,605

(1)
The December 31, 2016 and 2015 amounts exclude loans 90 days or more past due of $131.5 million and $137.2 million, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 and 2015 amounts also exclude $869,000 and $969,000, respectively, of non-covered
PCI loans.

(2)	The December 31, 2016 and 2015 amounts exclude OREO of $17.0 million and $25.8 million, respectively, that were covered by FDIC loss sharing agreements.

(3)	Average loans include covered loans.

(4)
The December 31, 2016 and 2015 amounts exclude loans 30 to 89 days past due of $22.6 million and $32.8 million,, respectively, that are covered by FDIC loss sharing agreements. The December 31, 2016 amount also excludes $6 thousand of non-covered
PCI loans. There were no
non-covered
PCI loans 30 to 89 days past due at any of the prior year-ends.

The following table sets forth the allocation of the consolidated allowance for losses on non-covered
loans, excluding the allowance for losses on
non-covered
PCI loans, at each
year-end
for the five years ended December 31, 2019:

	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non-Covered Loans Held for Investment
Multi-family loans	$96,751	74.46%	$98,972	74.46%	$93,651	73.19%	$91,590	72.13%	$93,977	72.67%
Commercial real estate loans	20,744	16.93	19,934	17.44	20,572	19.09	20,943	20.68	19,721	21.98
One-to-four family residential loans	1,051	0.91	1,333	1.11	1,360	1.24	1,484	1.02	612	0.33
Acquisition, development, and construction loans	4,148	0.48	10,744	1.02	12,692	1.14	9,908	1.02	8,402	0.87
Other loans	24,944	7.22	28,837	5.97	29,771	5.34	32,599	5.15	22,484	4.15

Total loans	$147,638	100.00%	$159,820	100.00%	$158,046	100.00%	$156,524	100.00%	$145,196	100.00%

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
The following table presents a geographical analysis of our
non-performing
loans at December 31, 2019:

(in thousands)
New York	$53,974
New Jersey	6,183
All other states	1,086

Total non-performing loans	$61,243

Securities
Total securities were $5.9 billion, or 11.0%, of total assets at the end of this December, as compared to $5.6 billion, or 10.9%, of total assets at December 31, 2018. During the second quarter of 2017, we reclassified our entire securities portfolio as
“Available-for-Sale”.
Accordingly, at December 31, 2019 and December 31, 2018, we had no securities designated as
“Held-to-Maturity”.
During 2019, the Company purchased $93.5 million of CRA—qualified loans. Subsequently, the loans were securitized and transferred to the securities portfolio. At December 31, 2019, 35% of the securities portfolio was tied to floating rates, 34% of which is currently at floating rates, mainly one and three month LIBOR and prime.
At December 31, 2019,
available-for-sale
securities were $5.9 billion and had an estimated weighted average life of 4.4 years. Included in the year-end
amount were mortgage-related securities of $3.4 billion and other debt securities of $2.5 billion.
At the prior
year-end,
available-for-sale
securities were $5.6 billion, and had an estimated weighted average life of 6.2 years. Mortgage-related securities accounted for $3.0 billion of the year-end
balance, with other debt securities accounting for the remaining $2.6 billion.
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
Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations and U.S. Treasury obligations. At December 31, 2019 and 2018, GSE obligations and U.S. Treasury obligations together represented 82.6% and 83.5% of total securities, respectively. The remainder of the portfolio at those dates was comprised of corporate bonds, capital trust notes, asset-backed securities, and municipal obligations.
Federal Home Loan Bank Stock
As members of the
FHLB-NY,
the Bank is required to acquire and hold shares of its capital stock. At December 31, 2019, the Bank held
FHLB-NY
stock in the amount of $647.6 million. At December 31, 2018, the Bank held
FHLB-NY
stock in the amount of $644.6 million. Dividends from the
FHLB-NY
to the Bank totaled $39.5 million and $40.8 million, respectively, in 2019 and 2018.
Bank-Owned Life Insurance
BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in
“Non-interest
income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies and the purchase of $150.0 million of additional BOLI, our investment in BOLI rose $167.4 million year-over-year to $1.1 billion at December 31, 2019.

Goodwill
We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both December 31, 2019 and 2018.
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
In 2019, loan repayments and sales generated cash flows of $8.9 billion, as compared to $8.3 billion in 2018. Cash flows from repayments accounted for $8.8 billion and $8.1 billion of the respective totals and cash flows from sales accounted for $115.3 million and $195.6 million, of the respective totals.
In 2019, cash flows from the repayment and sale of securities respectively totaled $2.0 billion and $361.3 million, while the purchase of securities amounted to $2.5 billion for the year. By comparison, cash flows from the repayment and sale of securities totaled $817.8 million and $278.5 million, respectively, in 2018, and were offset by the purchase of securities totaling $3.3 billion.
In 2019, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment
CRE loans and specialty finance loans and leases.
Deposits
Total deposits increased $892.7 million or 2.9% on a year-over-year basis to $31.7 billion. Deposit growth was driven by CDs and to a lesser extent by growth in savings accounts and non-interest
bearing accounts. Compared to the fourth quarter of last year, CDs rose $2.0 billion or 16.6% to $14.2 billion, while savings accounts increased $136.7 million or 2.9% to $4.8 billion and non-interest
bearing deposits increased over the same timeframe by $35.3 million or 1.5% to $2.4 billion. This was consistent with our strategy to increase the level of retail CDs.
While the vast majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations), institutional deposits and municipal deposits are also part of our deposit mix. Retail deposits rose $319.7 million year-over-year to $24.4 billion, while institutional deposits declined $655.6 million to $1.1 billion at year-end.
Municipal deposits represented $990.2 million of total deposits at the end of this December, a $28.3 million increase from the balance at December 31, 2018.
Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $5.2 billion of our deposits at the end of this December, compared to $4.0 billion at December 31, 2018. Brokered money market accounts represented $1.5 billion of total brokered deposits at December 31, 2019 and $1.9 billion at December 31, 2018; brokered interest-bearing checking accounts represented $1.2 billion and $786.1 million, respectively, at the corresponding dates. At December 31, 2019, we had $2.5 billion of brokered CDs, compared to $1.3 billion at December 31, 2018.
Borrowed Funds
The majority of our borrowed funds are wholesale borrowings and consist of
FHLB-NY
advances, repurchase agreements, and federal funds purchased, and, to a lesser extent, junior subordinated debentures and subordinated notes. At December 31, 2019, total borrowed funds increased $349.7 million or 2.5% to $14.6 billion compared to the balance at December 31, 2018. The bulk of the year-over-year increase was driven by a $349.0 million or 2.6% increase in the balance of wholesale borrowings.

Wholesale Borrowings
Wholesale borrowings totaled $13.9 billion and $13.6 billion, respectively, at December 31, 2019 and 2018, representing 25.9% and 26.1% of total assets at the respective dates.
FHLB-NY
advances accounted for $13.1 billion of the
year-end
2019 balance, as compared to $13.1 billion at the prior
year-end.
 Pursuant to blanket collateral agreements with the Bank, our
FHLB-NY
advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. (For more information regarding our
FHLB-NY
advances, see the discussion that appears earlier in this report regarding our membership and our ownership of stock in the
FHLB-NY.)
At December 31, 2019, $8.3 billion of our wholesale borrowings had callable features compared to $4.7 billion at December 31, 2018,
Also included in wholesale borrowings were repurchase agreements of $800.0 million at December 31, 2019 compared to $500.0 million at December 31, 2018. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at agreed-upon prices and dates.
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
We had no federal funds purchased at both December 31, 2019 and 2018.
Junior Subordinated Debentures
Junior subordinated debentures totaled $359.9 million at December 31, 2019, slightly higher than the balance at the prior year-end
reflecting discount accretion.
Subordinated Notes
At December 31, 2019, the balance of subordinated notes was $295.1 million, relatively unchanged from December 31, 2018.
See Note 9, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings and our junior subordinated debentures.
Liquidity, Contractual Obligations and
Off-Balance
Sheet Commitments, and Capital Position
Liquidity
We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.
We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $741.9 million and $1.5 billion, respectively, at December 31, 2019 and 2018. As in the past, our loan and securities portfolios provided meaningful liquidity in 2019, with cash flows from the repayment and sale of loans totaling $8.9 billion and cash flows from the repayment and sale of securities totaling $2.3 billion.
Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the
FHLB-NY.
The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2019, our available borrowing capacity with the
FHLB-NY
was $7.9 billion. In addition, the Bank had
available-for-sale
securities of $5.9 billion, of which, $4.5 billion is unpledged.
Furthermore, the Bank has agreements with the
FRB-NY
that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. At December 31, 2019, the maximum amount the Bank could borrow from the
FRB-NY
was $1.1 billion. There were no borrowings against either line of credit at December 31, 2019.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $10.6 billion in 2019. During this time, the net cash used in investing activities totaled $2.1 billion; the net cash provided by our operating activities totaled $509.8 million. Our financing activities provided net cash of $816.1 million.
CDs due to mature or reprice in one year or less from December 31, 2019 totaled $13.3 billion, representing 94% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.
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
Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2019, the Bank paid dividends totaling $380.0 million to the Parent Company, leaving $305.7 million that it could dividend to the Parent Company without regulatory approval at year-end.
Additional sources of liquidity available to the Parent Company at December 31, 2019 included $183.1 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.
Contractual Obligations and
Off-Balance
Sheet Commitments
In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.
For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the
FHLB-NY
and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2019, we had CDs of $14.2 billion and long-term debt (defined as borrowed funds with an original maturity in excess of one year) of $13.5 billion.
We also are obligated under certain
non-cancelable
operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition and totaled $384.2 million at December 31, 2019.
Contractual Obligations
The following table sets forth the maturity profile of the aforementioned contractual obligations as of December 31, 2019:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases (2)	Total
One year or less	$13,310,426	$3,425,000	$27,304	$16,762,730
One to three years	711,615	1,097,661	51,865	1,861,141
Three to five years	192,589	—	25,078	217,667
More than five years	228	8,934,932	279,961	9,215,121

Total	$14,214,858	$13,457,593	$384,208	$28,056,659

(1)	Includes FHLB advances, repurchase agreements, and junior subordinated debentures.

(2)	Excludes imputed interest of $98.2 million.

At December 31, 2019, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by,
and financial
stand-by
letters of credit, totaling $2.5 billion. These
off-balance
sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.
The following table summarizes our
off-balance
sheet commitments to extend credit in the form of loans and letters of credit at December 31, 2019:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$251,679
One-to-four family	801
Acquisition, development, and construction	205,499

Total mortgage loan commitments	$457,979
Other loan commitments (1)	1,548,513

Total loan commitments	$2,006,492
Commercial, performance stand-by, and financial stand-by letters of credit	509,942

Total commitments	$2,516,434

(1)	Includes unadvanced lines of credit.

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.
At December 31, 2019, we had no commitments to purchase securities.
Capital Position
Total stockholders’ equity rose $56.5 million, or 0.8%, year-over-year to $6.7 billion; common stockholders’ equity represented 11.57% of total assets and a book value per common share of $13.29 at December 31, 2019. At the prior year-end,
total stockholders’ equity totaled $6.7 billion, and common stockholders’ equity represented 11.85% of total assets and a book value per common share of $12.99.
Tangible common stockholders’ equity increased $66.2 million year-over-year to $3.8 billion. The year-end
2019 balance represented 7.39% of tangible common assets and a tangible common book value per common share of $8.09. At the prior year-end,
tangible common stockholders’ equity totaled $3.7 billion, representing 7.51% of tangible common assets and a tangible common book value per common share of $7.85.
We calculate tangible common stockholders’ equity by subtracting the amount of goodwill and preferred stock recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. Goodwill totaled $2.4 billion at December 31, 2019 and 2018 while preferred stock was $502.8 million at the end of 2019 and 2018. (See the discussion and reconciliations of stockholders’ equity and tangible common stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of our financial condition and results of operations.)
Stockholders’ equity and tangible common stockholders’ equity both include AOCL, which is comprised of the net unrealized gain or loss on available-for-sale
securities; the net unrealized loss on the
non-credit
portion of OTTI securities; the net unrealized gain on cash flow hedges; and the Company’s pension and post-retirement obligations at the end of a period. In the twelve months ended December 31, 2019 and 2018, AOCL totaled $32.8 million and $87.7 million, respectively. The decrease in AOCL was largely the net effect of an $11.9 million decrease in net pension and post-retirement obligations to $59.1 million and the $42.0 million difference between the net unrealized loss on securities available for sale recorded at the end of this December and the net unrealized gain on securities available for sale recorded at December 31, 2018.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2019 and 2018:

At December 31, 2019	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,818,311	9.91%	4.50%
Tier 1 risk-based capital	4,321,151	11.22	6.00
Total risk-based capital	5,111,990	13.27	8.00
Leverage capital	4,321,151	8.66	4.00

At December 31, 2018	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,806,857	10.55%	4.50%
Tier 1 risk-based capital	4,309,697	11.94	6.00
Total risk-based capital	5,112,079	14.16	8.00
Leverage capital	4,309,697	8.74	4.00

At December 31, 2019, the capital ratios for the Company and the Bank continued to exceed the levels required for classification as “well capitalized” institutions, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 19, “Capital,” in Item 8, “Financial Statements and Supplementary Data.”
RESULTS OF OPERATIONS: 2019 AS COMPARED TO 2018
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
While the target federal funds rate generally impacts the cost of our short-term borrowings and deposits, the yields on our held-for-investment
loans and other interest-earning assets are typically impacted by intermediate-term market interest rates. In 2019, the five-year CMT ranged from a low of 1.32% to a high of 2.62% with an average rate of 1.95% for the year. In 2018, the five-year CMT ranged from a low of 2.25% to a high of 3.09% with an average rate of 2.75% for the year.
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

For the twelve months ended December 31, 2019, net interest income declined $73.6 million or 7% to $957.4 million. Total interest income rose $115.5 million or 6.8% for the twelve months ended December 31, 2019, while total interest expense rose $189.1 million or 29% for the same time period.
Year-Over-Year Comparison
The following factors contributed to the year-over-year decline in net interest income:
•	Interest income increased $115.5 million or 6.8% to $1.8 billion on a year-over-year basis due to an $85.1 million or 5.8% increase in interest income from loans and a $51.5 million or 28.0% increase in interest income from securities.

•	The increase in interest income from loans was the result of a higher level of average loan balances in 2019 compared to 2018, as well as, a higher yield on the loans. Average loans increased $1.3 billion to $40.4 billion, up 3.2% compared to 2018. At the same time, the average yield on the loan portfolio rose ten basis points to 3.85%, year-over-year. In addition, prepayment income contributed $48.9 million and 11 basis points to interest income and the average yield from loans, respectively, compared to $44.9 million and ten basis points in the prior year.

•	The year-over-year improvement in interest income from securities was driven by a $1.5 billion increase in the average balance of securities partially offset by a ten basis point decline in the average yield to 3.72%. Prepayment income added $5.3 million and one basis point to the interest income and average yield from securities, respectively, relatively unchanged from 2018.

•	The average balance of interest-earning assets increased $1.6 billion or 3.4% to $47.5 billion and the average yield rose 12 basis points to 3.80%.

•	Interest expense increased $189.1 million to $847.8 million on a year-over-year basis as interest expense on deposits rose $150.9 million and interest expense on borrowed funds rose $38.1 million.

•	The year-over-year increase in interest expenses on deposits was due to a $1.7 billion increase in the average balance of deposits, mostly CD balances, and a 44 basis point increase in the average cost of deposits to 1.84%.

•	The year-over-year increase in interest expense from borrowed funds was driven primarily by a 29 basis point increase in the average cost of borrowings, while the average balance of borrowed funds was relatively unchanged.

•	As a result, the average balance of interest-bearing liabilities increased $1.6 billion or 4.0% to $42.3 billion and our average cost increased 39 basis points to 2.01%.

Net Interest Margin
The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.02%, the margin was 23-basis points narrower than the margin recorded for full-year 2018. Adjusted net interest margin is a non-GAAP
financial measure, as more fully discussed below.

	For the Twelve Months Ended
	Dec. 31, 2019		Dec. 31, 2018		Change (%)
(dollars in thousands)
Total Interest Income	$1,805,160		$1,689,673		7%
Prepayment Income:
Loans	$48,884		$44,949		9%
Securities	5,304		4,957		7%

Total prepayment income	$54,188		$49,906		9%

GAAP Net Interest Margin	2.02%		2.25%		-23	bp
Less:
Prepayment income from loans	11	bp	10	bp	1	bp
Prepayment income from securities	1		1		0	bp
Plus:
Subordinated debt issuance			—

Total prepayment income contribution to and subordinated debt impact on net interest margin	12	bp	11	bp	1	bp

Adjusted Net Interest Margin (non-GAAP)	1.90%		2.14%		-24	bp

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
adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	For the Years Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$40,384,573	$1,553,004	3.85%	$39,122,724	$1,467,944	3.75%	$38,400,003	$1,417,237	3.69%
Securities (2)(3)	6,329,898	235,596	3.72	4,819,789	184,136	3.82	3,986,722	148,429	3.72
Interest-earning cash and cash equivalents	744,204	16,560	2.23	1,955,837	37,593	1.92	1,227,137	16,573	1.35

Total interest-earning assets	47,458,675	1,805,160	3.80	45,898,350	1,689,673	3.68	43,613,862	1,582,239	3.63
Non-interest-earning assets	4,650,420			4,314,990			5,011,020

Total assets	$52,109,095			$50,213,340			$48,624,882

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,597,285	$174,347	1.65%	$12,033,213	$167,972	1.40%	$12,787,703	$98,980	0.77%
Savings accounts	4,737,423	35,705	0.75	4,902,728	28,994	0.59	5,170,342	28,447	0.55
Certificates of deposit	13,532,036	320,234	2.37	10,236,599	182,383	1.78	8,164,518	102,355	1.25

Total interest-bearing deposits	28,866,744	530,286	1.84	27,172,540	379,349	1.40	26,122,563	229,782	0.88
Borrowed funds	13,393,837	317,474	2.37	13,454,912	279,329	2.08	12,836,919	222,454	1.73

Total interest-bearing liabilities	42,260,581	847,760	2.01	40,627,452	658,678	1.62	38,959,482	452,236	1.16
Non-interest-bearing deposits	2,588,040			2,550,163			2,782,155
Other liabilities	596,488			252,804			279,466

Total liabilities	45,445,109			43,430,419			42,021,103
Stockholders’ equity	6,663,986			6,782,921			6,603,779

Total liabilities and stockholders’ equity	$52,109,095			$50,213,340			$48,624,882

Net interest income/interest rate spread		$957,400	1.79%		$1,030,995	2.06%		$1,130,003	2.47%

Net interest margin			2.02%			2.25%			2.59%

Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.13x			1.12x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include non-performing loans.

(2)	Amounts are at amortized cost.

(3)	Includes FHLB stock.

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
Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2019			December 31, 2018
	Compared to Year Ended			Compared to Year Ended
	December 31, 2018			December 31, 2017
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$48,012	$37,048	$85,060	$26,909	$23,798	$50,707
Securities and interest-earning cash and cash equivalents	10,056	20,371	30,427	50,936	5,791	56,727

Total	58,068	57,419	115,487	77,845	29,589	107,434

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$(12,836)	$19,211	$6,375	$(5,468)	$74,460	$68,992
Savings accounts	(940)	7,651	6,711	(1,225)	1,772	547
Certificates of deposit	68,257	69,594	137,851	30,091	49,937	80,028
Borrowed funds	(1,262)	39,407	38,145	11,124	45,751	56,875

Totals	53,219	135,863	189,082	34,522	171,920	206,442

Change in net interest income	$4,849	$(78,444)	$(73,595)	$43,323	$(142,331)	$(99,008)

Provision for (Recoveries of) Loan Losses
Provision for (Recovery of) Losses on Loans
The provision for losses on loans, like the recovery of loan losses, is based on the methodology used by management in calculating the allowance for losses on such loans. Reflecting this methodology, which is discussed in detail under “Critical Accounting Policies” earlier in this report, for the twelve months ended December 31, 2019, the Company reported a provision for loan losses of $7.1 million, down $11.2 million or 61% compared to $18.3 million for the twelve months ended December 31, 2018. The year-over-year decrease was related to taxi medallion-related charge-offs during the year.
Reflecting the 2019 provision and twelve-month net charge-offs of $19.3 million, the allowance for losses on loans of $147.6 million decreased $12.2 million at the end of this December compared to $159.8 million at the prior year-end.
For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, see the discussion of the loan loss allowance under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.
Non-Interest
Income
We generate
non-interest
income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on sales of securities; and “other” sources, including the revenues produced through the sale of third-party investment products.
For the twelve months ended December 31, 2019,
non-interest
income totaled $84.2 million, down $7.3 million or 8% compared to the $91.6 million for the twelve months ended December 31, 2018. Included in the full-year 2018 amount was revenue of $20.3 million related to our wealth management business (which was sold during 2019), versus no such revenue in full-year 2019. Also included in the full-year 2019 period were net gains on securities of $7.7 million compared to a net loss on securities of $2.0 million in full-year 2018 and a branch sale-leaseback gain of $7.9 million compared to no such gains in full-year 2018.

Non-Interest
Income Analysis
The following table summarizes our sources of
non-interest
income in the twelve months ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
(in thousands)	2019	2018	2017
Fee income	$29,297	$29,765	$31,759
BOLI income	28,363	28,252	27,133
Mortgage banking income	—	—	19,337
Net gain (loss) on securities	7,725	(1,994)	29,924
FDIC indemnification expense	—	—	(18,961)
Gain on sale of covered loans and mortgage banking operations	—	—	82,026
Other income:
Third-party investment product sales	6,468	12,474	12,771
Recovery of OTTI securities	55	146	1,120
Other	12,322	22,915	31,771

Total other income	18,845	35,535	45,662

Total non-interest income	$84,230	$91,558	$216,880

Non-Interest
Expense
For the twelve months ended December 31, 2019, total
non-interest
expense was $511.2 million versus $546.6 million for the twelve months ended December 31, 2018. In 2019, non-interest
expense included $10.4 million of certain items related to severance costs and branch rationalization costs.
Reflecting the Company’s cost reduction initiatives, compensation and benefits, occupancy and equipment, and general and administrative expenses decreased year-over-year by $15.8 million, $10.9 million, and $8.7 million, respectively.
Income Tax Expense
Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material
income taxes from other jurisdictions where we operate our branches and/or conduct our mortgage banking business.
For full-year 2019, income tax expense totaled $128.3 million compared to $135.3 million for full-year 2018. The effective tax rate in 2019 was 24.51% compared to 24.25% in 2018.
RESULTS OF OPERATIONS: 2018 AS COMPARED TO 2017
The results of operations comparison of 2018 compared to 2017 can be found in the Company’s previously filed 2018 Form
10-K
under Item 7 “Management’s Discussion and analysis of Financial Condition and Results of Operations.”
QUARTERLY FINANCIAL DATA
The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2019 and 2018:

	2019				2018
(in thousands, except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$242,470	$235,915	$237,690	$241,325	$247,236	$249,506	$263,955	$270,298
Provision for (recovery of) loan losses	1,702	4,781	1,844	(1,222)	2,770	1,201	4,714	9,571
Non-interest income	17,462	24,386	17,597	24,785	23,073	22,922	22,706	22,857
Non-interest expense	126,097	123,302	123,052	138,767	134,946	134,433	138,142	139,107

Income before income taxes	132,133	132,218	130,391	128,565	132,593	136,794	143,805	144,477
Income tax expense	30,959	33,172	33,145	30,988	30,854	30,022	36,451	37,925

Net income	101,174	99,046	97,246	97,577	101,739	106,772	107,354	106,552
Preferred stock dividends	8,207	8,207	8,207	8,207	8,207	8,207	8,207	8,207

Net income available to common shareholders	$92,967	$90,839	$89,039	$89,370	$93,532	$98,565	$99,147	$98,345

Basic earnings per common share	$0.20	$0.19	$0.19	$0.19	$0.19	$0.20	$0.20	$0.20

Diluted earnings per common share	$0.20	$0.19	$0.19	$0.19	$0.19	$0.20	$0.20	$0.20

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
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The purpose of ASU No.
 2018-13
is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments in ASU No.
 2018-13
are effective for the Company as of January 1, 2020. The amendments remove the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the disclosure of the policy for timing of transfers between levels of the fair value hierarchy, and the disclosure of the valuation processes for Level 3 fair value measurements. Additionally, the amendments modify the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The adoption of ASU No.
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
The Company has developed a CECL allowance model which calculates reserves over the life of the asset or off-balance sheet credit exposure and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions. The Company has leveraged analyses derived from its stress testing processes in the development of CECL models. The Company will utilize a single economic forecast over a two-year reasonable and supportable forecast period and will use straight-line reversion to historical losses. The Company expects not more than a 20% increase in the allowance for credit losses, which will decrease the opening stockholders equity balance as of January 1, 2020. The Company is in the process of finalizing the review of the most recent model run and finalizing assumptions including quantative adjustments and probable troubled debt restructurings, and implementation of operational processes and internal controls.

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
Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2019	2018
Stockholders’ Equity	$6,711,694	$6,655,235
Less: Goodwill	(2,426,379)	(2,436,131)
Preferred stock	(502,840)	(502,840)

Tangible common stockholders’ equity	$3,782,475	$3,716,264
Total Assets	$53,640,821	$51,899,376
Less: Goodwill	(2,426,379)	(2,436,131)

Tangible assets	$51,214,442	$49,463,245
Common stockholders’ equity to total assets	11.57%	11.85%
Tangible common stockholders’ equity to tangible assets	7.39	7.51
Book value per common share	$13.29	$12.99
Tangible book value per common share	8.09	7.85

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
In 2019, we managed our interest rate risk by taking the following actions: (1) We continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We increased our portfolio of C&I loans, which feature floating rates; and (3) We replaced maturing wholesale borrowings with longer term borrowings, including some with callable features, and (4) We entered into interest rate swaps with a notional amount of $2.8 billion to hedge certain real estate loans and borrowings.
LIBOR Transition Process
On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Accordingly, the FRB has recommended an alternative index dubbed the Secured Overnight Financing Rate or “SOFR”. The Bank has established a sub-committee
of its ALCO to address issues related to the
phase-out
and ultimate transition away from LIBOR to an alternate rate. This sub-committee
is led by our Chief Accounting Officer and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, information technology, and operations. The Company has LIBOR-based contracts that extend beyond 2021 included in loans and leases, securities, wholesale borrowings, derivative financial instruments, and long-term debt. The sub-committee
has reviewed contract fallback language and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted business lines.
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
At December 31, 2019, our
one-year
gap was a negative 12.31%, as compared to a negative 22.56% at December 31, 2018. The change in our one-year
gap reflects an increase in expected prepayments on loans coupled with the addition of the previously mentioned interest rate swaps, partially offset by an increase in CDs maturing within one year.
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

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.
The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2019 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 10% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 23% and 13% per annum, respectively. Borrowed funds were not assumed to prepay.
Savings, NOW, and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 72% for the first five years and 28% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 85% for the first five years and 15% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 87% for the first five years and 13% for years six through ten.

Interest Rate Sensitivity Analysis

	At December 31, 2019
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Three Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,319,629	$9,029,406	$16,176,327	$8,497,030	$1,730,422	$80,098	$41,832,912
Mortgage-related securities (2)(3)	84,390	333,928	782,108	604,330	778,414	770,565	3,353,735
Other securities (2)	2,328,090	321,208	130,436	176,048	136,361	54,741	3,146,884
Interest-earning cash and cash equivalents	610,149	—	—	—	—	—	610,149

Total interest-earning assets	9,342,258	9,684,542	17,088,871	9,277,408	2,645,197	905,404	48,943,680

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	4,872,458	1,067,266	1,863,357	1,007,278	1,419,785	—	10,230,144
Savings accounts	907,224	1,190,375	792,123	550,256	1,340,029	—	4,780,007
Certificates of deposit	3,485,350	9,840,035	699,077	190,366	30	—	14,214,858
Borrowed funds	2,263,926	2,005,000	2,697,661	—	7,450,000	141,006	14,557,593

Total interest-bearing liabilities	11,528,958	14,102,676	6,052,218	1,747,900	10,209,844	141,006	43,782,602

Interest rate sensitivity gap per period (4)	$(2,186,700)	$(4,418,134)	$11,036,653	$7,529,508	$(7,564,647)	$764,398	$5,161,078

Cumulative interest rate sensitivity gap	$(2,186,700)	$(6,604,834)	$4,431,819	$11,961,327	$4,396,680	$5,161,078

Cumulative interest rate sensitivity gap as a percentage of total assets	(4.08)%	(12.31)%	8.26%	22.30%	8.20%	9.62%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	81.03%	74.23%	113.99%	135.78%	110.07%	111.79%

(1)	For the purpose of the gap analysis, non-performing loans and the allowance for loan losses have been excluded.

(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.

(3)	Expected amount based, in part, on historical experience.

(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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
As of December 31, 2019, the impact of a
100-basis
point decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 8.57% per annum. Conversely, the impact of a
100-basis
point increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 9.99% per annum.
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
Interest rate sensitivity is also monitored through the use of a model that generates estimates of the change in our Economic Value of Equity (“EVE”) over a range of interest rate scenarios. EVE is defined as the net present value of expected cash flows from assets, liabilities, and off-balance
sheet contracts. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates, and deposit decay rates similar to those utilized in formulating the preceding Interest Rate Sensitivity Analysis.
Based on the information and assumptions in effect at December 31, 2019, the following table sets forth our EVE, assuming the changes in interest rates noted:
(
dollars in thousands
)

Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Economic Value of Equity	Net Change	Estimated Percentage Change in Economic Value of Equity
+200	$51,468,631	$45,446,988	$6,021,643	$(792,352)	(11.63)%
+100	52,585,995	46,020,438	6,565,557	(248,438)	(3.65)
—	53,597,005	46,783,010	6,813,995	—	—
- 100	54,328,065	47,728,811	6,599,254	(214,741)	(3.15)

(1)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes. Based on the information and assumptions in effect at December 31, 2019, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1) (2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(1.94)%
+200 over one year	(3.91)
-100 over one year	2.52

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.

(2)	The impact of a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

Future changes in our mix of assets and liabilities may result in greater changes to our gap, EVE, and/or net interest income simulation.
In the event that our EVE and net interest income sensitivities were to breach our internal policy limits, we would undertake the following actions to ensure that appropriate remedial measures were put in place:
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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2019, our analysis indicated that an immediate inversion of the yield curve would be expected to result in an 8.55% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in an 11.48% increase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2019	2018
ASSETS:
Cash and cash equivalents	$741,870	$1,474,955
Securities:
Debt securities available-for-sale ($ 1,372,238 and $ 1,228,702 pledged at December 31, 2019 and 2018, respectively)	5,853,057	5,613,520
Equity investments with readily determinable fair values, at fair value	32,830	30,551

Total securities	5,885,887	5,644,071

Loans and leases, net of deferred loan fees and costs	41,894,155	40,165,908
Less: Allowance for loan losses	(147,638)	(159,820)

Total loans and leases, net	41,746,517	40,006,088
Federal Home Loan Bank stock, at cost	647,562	644,590
Premises and equipment, net	312,626	346,179
Operating lease right-of-use assets	286,194	—
Goodwill	2,426,379	2,436,131
Bank-owned life insurance	1,145,058	977,627
Other real estate owned and other repossessed assets	12,268	10,794
Other assets	436,460	358,941

Total assets	$53,640,821	$51,899,376

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$10,230,144	$11,530,049
Savings accounts	4,780,007	4,643,260
Certificates of deposit	14,214,858	12,194,322
Non-interest-bearing accounts	2,432,123	2,396,799

Total deposits	31,657,132	30,764,430
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,102,661	13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	13,902,661	13,553,661
Junior subordinated debentures	359,866	359,508
Subordinated notes	295,066	294,697

Total borrowed funds	14,557,593	14,207,866
Operating lease liabilities	285,991	—
Other liabilities	428,411	271,845

Total liabilities	46,929,127	45,244,141

Stockholders’ equity:
Preferred stock at par $ 0.01 ( 5,000,000 shares authorized): Series A ( 515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $ 0.01 ( 900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued ; and 467,346,781 and 473,536,604 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,115,487	6,099,940
Retained earnings	342,023	297,202
Treasury stock, at cost ( 23,092,289 and 16,902,466 shares, respectively)	(220,717)	(161,998)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of $ (11,941) and $ 4,201 , respectively	31,482	(10,534)
Net unrealized loss on the non-credit portion of other-than-temporary impairment losses on securities, net of tax of $ 2,517 and $ 2,517 , respectively	(6,042)	(6,042)
Net unrealized loss on pension and post-retirement obligations, net of tax of $ 22,191 and $ 27,224 , respectively	(59,136)	(71,077)
Net unrealized gain on cash flow hedges, net of tax of $(333)	853	—

Total accumulated other comprehensive loss, net of tax	(32,843)	(87,653)

Total stockholders’ equity	6,711,694	6,655,235

Total liabilities and stockholders’ equity	$53,640,821	$51,899,376

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
INTEREST INCOME:
Mortgage and other loans and leases	$1,553,004	$1,467,944	$1,417,237
Securities and money market investments	252,156	221,729	165,002

Total interest income	1,805,160	1,689,673	1,582,239

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	174,347	167,972	98,980
Savings accounts	35,705	28,994	28,447
Certificates of deposit	320,234	182,383	102,355
Borrowed funds	317,474	279,329	222,454

Total interest expense	847,760	658,678	452,236

Net interest income	957,400	1,030,995	1,130,003
Provision for losses on non-covered loans	7,105	18,256	60,943
Recovery of losses on covered loans	—	—	(23,701)

Net interest income after provision for (recovery of) loan losses	950,295	1,012,739	1,092,761

NON-INTEREST INCOME:
Fee income	29,297	29,765	31,759
Bank-owned life insurance	28,363	28,252	27,133
Net gain (loss) on securities	7,725	(1,994)	29,924
Mortgage banking income	—	—	19,337
FDIC indemnification expense	—	—	(18,961)
Gain on sale of covered loans and mortgage banking operations	—	—	82,026
Other	18,845	35,535	45,662

Total non-interest income	84,230	91,558	216,880

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	301,697	317,496	363,698
Occupancy and equipment	89,174	100,107	98,963
General and administrative	120,347	129,025	178,557

Total operating expenses	511,218	546,628	641,218
Amortization of core deposit intangibles	—	—	208

Total non-interest expense	511,218	546,628	641,426

Income before income taxes	523,307	557,669	668,215
Income tax expense	128,264	135,252	202,014

Net income	$395,043	$422,417	$466,201
Preferred stock dividends	32,828	32,828	24,621

Net income available to common shareholders	$362,215	$389,589	$441,580

Basic earnings per common share	$0.77	$0.79	$0.90

Diluted earnings per common share	$0.77	$0.79	$0.90

Net income	$395,043	$422,417	$466,201
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $ (17,669) ; $ 32,166 ; and $ (29,740), respectively	45,934	(49,732)	41,684
Change in the non-credit portion of OTTI losses recognized in other comprehensive income (loss), net of tax of $ 000 ; $ (821) ; and $ (13), respectively	—	(821)	20
Change in pension and post-retirement obligations, net of tax of $ (5,033) ; $ (4,897) ; and $ (2,234), respectively	11,941	(21,943)	1,585
Change in net unrealized gain (loss) on cash flow hedges , net of tax o f $(376)	964	—	—
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $ 1,527 ; $ (4); and $ 1,245 , respectively	(3,918)	10	(1,743)
Reclassification adjustment for net gain on cash flow hedges included in net income , net of tax of $43	(111)	—	—

Total other comprehensive income (loss), net of tax	54,810	(72,486)	41,546

Total comprehensive income, net of tax	$449,853	$349,931	$507,747

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Twelve Months Ended December 31, 2019
Balance at January 1, 2019	473,536,604	$502,840	$4,904	$6,099,940	$297,202	$(161,998)	$(87,653)	$6,655,235
Shares issued for restricted stock, net of forfeitures	1,665,028	—	—	(16,501)	—	16,501	—	—
Compensation expense related to restricted stock awards	—	—	—	32,048	—	—	—	32,048
Net income	—	—	—	—	395,043	—	—	395,043
Dividends paid on common stock ($ 0.68 )	—	—	—	—	(317,394)	—	—	(317,394)
Dividends paid on preferred stock ($ 63.76 )	—	—	—	—	(32,828)	—	—	(32,828)
Purchase of common stock	(7,854,851)	—	—	—	—	(75,220)	—	(75,220)
Other comprehensive income, net of tax	—	—	—	—	—	—	54,810	54,810

Balance at December 31, 2019	467,346,781	$502,840	$4,904	$6,115,487	$342,023	$(220,717)	$(32,843)	$6,711,694
Twelve Months Ended December 31, 2018
Balance at January 1, 2018	488,490,352	$502,840	$4,891	$6,072,559	$237,868	$(7,615)	$(15,167)	$6,795,376
Shares issued for restricted stock, net of forfeitures	2,039,603	—	13	(8,879)	—	8,866	—	—
Compensation expense related to restricted stock awards	—	—	—	36,260	—	—	—	36,260
Net income	—	—	—	—	422,417	—	—	422,417
Dividends paid on common stock ($ 0.68 )	—	—	—	—	(333,061)	—	—	(333,061)
Dividends paid on preferred stock ($ 63.76 )	—	—	—	—	(32,828)	—	—	(32,828)
Effect of adopting ASU No. 2016-01	—	—	—	—	260	—	—	260
Effect of adopting ASU No. 2018-02	—	—	—	—	2,546	—	(2,546)	—
Purchase of common stock	(16,993,351)	—	—	—	—	(163,249)	—	(163,249)
Other comprehensive loss , net of tax	—	—	—	—	—	—	(69,940)	(69,940)

Balance at December 31, 2018	473,536,604	$502,840	$4,904	$6,099,940	$297,202	$(161,998)	$(87,653)	$6,655,235

Twelve Months Ended December 31, 2017
Balance at January 1, 2017	487,056,676	$—	$4,871	$6,047,558	$128,435	$(160)	$(56,713)	$6,123,991
Issuance of preferred stock ( 515,000 shares)	—	502,840	—	—	—	—	—	502,840
Shares issued for restricted stock, net of forfeitures	2,718,049	—	20	(11,028)	—	11,008	—	—
Compensation expense related to restricted stock awards	—	—	—	36,029	—	—	—	36,029
Net income	—	—	—	—	466,201	—	—	466,201
Dividends paid on common stock ($ 0.68 )	—	—	—	—	(332,147)	—	—	(332,147)
Dividends paid on preferred stock ($ 47.81 )	—	—	—	—	(24,621)	—	—	(24,621)
Purchase of common stock	(1,284,373)	—	—	—	—	(18,463)	—	(18,463
Other comprehensive income, net of tax	—	—	—	—	—	—	41,546	41,546

Balance at December 31, 2017	488,490,352	$502,840	$4,891	$6,072,559	$237,868	$(7,615)	$(15,167)	$6,795,376

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$395,043	$422,417	$466,201
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,105	18,256	37,242
Depreciation	27,096	32,323	32,803
Amortization of discounts and premiums, net	7,951	(3,891)	(4,555)
Amortization of core deposit intangibles	—	—	208
Net (gain) loss on securities	(7,725)	14	(29,924)
Gain on trading activity	(66)	(222)	(316)
Net loss ( gain ) on sales of loans	75	(111)	(87,301)
Net gain on sales of fixed assets	(7,402)	—	—
Stock-based compensation	32,048	36,260	36,029
Deferred tax expense	100,813	23,197	21,444
Changes in operating assets and liabilities:
(Increase) d ecrease in other assets (1)	(55,825)	29,952	451,873
Increase (decrease) in other liabilities (2)	10,571	(53,320)	23,329
Purchases of securities held for trading	(42,500)	(141,615)	(202,450)
Proceeds from sales of securities held for trading	42,566	141,837	202,766
Origination of loans held for sale	—	—	(1,674,123)
Proceeds from sales of loans originated for sale	—	35,258	2,053,484

Net cash provided by operating activities	509,750	540,355	1,326,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities held to maturity	—	—	175,375
Proceeds from repayment of securities available for sale	1,962,433	817,822	387,772
Proceeds from sales of securities held to maturity	—	—	547,925
Proceeds from sales of securities available for sale	361,311	278,539	453,878
Purchase of securities held to maturity	—	—	(13,030)
Purchase of securities available for sale	(2,503,248)	(3,288,204)	(1,163,043)
Redemption of Federal Home Loan Bank stock	135,906	120,220	90,909
Purchases of Federal Home Loan Bank stock	(138,878)	(160,991)	(103,794)
Purchases of (proceeds from) bank-owned life insurance, net	(138,119)	16,303	—
Proceeds from sales of loans	115,205	195,760	2,289,377
Purchases of loans	(864,299)	—	—
Other changes in loans, net	(998,515)	(1,990,068)	(1,575,846)
Proceeds from s a les (purchase s ) of premises and equipment, net	9,297	(9,847)	(27,783)

Net cash (used in) provided by investing activities	(2,058,907)	(4,020,466)	1,061,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	892,702	1,662,267	214,260
Net increase ( decrease ) in short-term borrowed funds	1,100,000	—	(460,000)
Proceeds from long-term borrowed funds	4,785,812	5,667,268	3,000,000
Repayments of long-term borrowed funds	(5,537,000)	(4,373,500)	(3,300,000)
Net proceeds from issuance of preferred stock	—	—	502,840
Cash dividends paid on common stock	(317,394)	(333,061)	(332,147)
Cash dividends paid on preferred stock	(32,828)	(32,828)	(24,621)
Treasury stock repurchased	(67,125)	(160,767)	—
Payments relating to treasury shares received for restricted stock award tax payments	(8,095)	(2,482)	(18,463)

Net cash provided by (used in) financing activities	816,072	2,426,897	(418,131)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(733,085)	(1,053,214)	1,970,319
Cash, cash equivalents, and restricted cash at beginning of year	1,474,955	2,528,169	557,850

Cash, cash equivalents, and restricted cash at end of year	$741,870	$1,474,955	$2,528,169

Supplemental information:
Cash paid for interest	$813,161	$645,588	$447,476
Cash paid for income taxes	75,680	44,123	217,682
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$4,689	$5,631	$9,973
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	324,360	—	—
Securitization of residential mortgage loans to mortgage-backed securities available for sale	93,531	—	—
Transfer of loans from held for investment to held for sale	115,280	195,649	1,910,121
Disposition of premises and equipment	1,245	—	—
Shares issued for restricted stock awards	16,501	8,879	11,028
Securities transferred from held to maturity to available for sale	—	—	3,040,305

(1)	Includes $38.4 million of amortization of operating lease right-of-use assets for the twelve months ended December 31, 2019.

(2)	Includes $38.4 million of amortization of operating lease liability for the twelve months ended December 31, 2019.

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
The Company currently operates 238 branches through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.
Basis of Presentation
The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are used in connection with the determination of the allowance for loan losses
and
the evaluation of goodwill for impairment
,
The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 9, “Borrowed Funds,” for additional information regarding these trusts.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2019 and 2018, the Company’s cash and cash equivalents totaled $
741.9

m
illion and $
1.5
 billion, respectively. Included in cash and cash equivalents at those dates were $
608.4

m
illion and $
1.3

b
illion, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the FRB-NY. Also

included in cash and cash equivalents at December 31, 2019 and 2018 were federal funds sold of $
1.7
 million and $
5.2
million, respectively. There were
no
reverse repurchase agreements outstanding at December 31, 2019 or 2018
.
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

The methodology used for the allocation of the allowance for loan losses at December 31, 2019 and December 31, 2018 was generally comparable, whereby the Bank segregated their loss factors (used for both criticized and non-criticized
loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.
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
The historical loss period we use to determine the allowance for loan losses on loans is a rolling 36-quarter look-back period, as we believe this produces an appropriate reflection of our historical loss experience.
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
Goodwill
We have significant intangible assets related to goodwill. In connection with our acquisitions, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. Our goodwill is evaluated for impairment annually as of year-end
or more frequently if conditions exist that indicate that the value may be impaired. We test our goodwill for impairment at the reporting unit level. These impairment evaluations are performed by comparing the carrying value of the goodwill of a reporting unit to its estimated fair value. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.
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

8
4

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
As of December 31, 2019, we had goodwill of $2.4 billion. During the year ended December 31, 2019, no triggering events were identified that indicated that the value of goodwill may be impaired. For the year ended December 31, 2019, the Company’s annual goodwill impairment assessment, using step one of the quantitative test, found no indication of goodwill impairment.
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
Depreciation and amortization are included in “Occupancy and equipment expense” in the Consolidated Statements of
Income
and Comprehensive Income, and amounted to $27.1 million, $32.3 million, and $32.8 million, respectively, in the years ended December 31, 2019, 2018, and 2017.
Bank-Owned Life Insurance
The Company has purchased life insurance policies on certain employees. These BOLI policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in
“Non-interest
income” in the Consolidated Statements of
Income
and Comprehensive Income. At December 31, 2019 and 2018, the Company’s investment in BOLI was $1.1
b
illion and $977.6
m
illion, respectively. The Company had additional purchases of BOLI of $150.0 million during the year ended December 31, 2019 and no additional purchases during the year ended December 31, 2018. The Company’s investment in BOLI generated income of $28.4 million, $28.3 million, and $27.1 million, respectively, during the years ended December 31, 2019, 2018, and 2017.
Repossessed Assets and OREO
Repossessed assets consist of any property or other assets acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the asset, and the assets are carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative expense” in
the Consolidated Statements of
Income
and Comprehensive Income. At December 31, 2019, the Company had $2.0 million of OREO and $10.3 million of taxi medallions. At December 31, 2018, the Company had $2.6 million of OREO and $8.2 million of taxi medallions.
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

Derivative Instruments and Hedging Activities
The
Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Stock-Based Compensation
Under the New York Community Bancorp, Inc. 2012 Stock Incentive Plan (the “2012 Stock Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2019, the Company had 2,507,490 shares available for grant under the 2012 Stock Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 15, “Stock-Related Benefit Plans.”
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

The following table presents the Company’s computation of basic and diluted earnings per common share for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2019	2018	2017
Net income available to common shareholders	$ 362,215	$ 389,589	$ 441,580
Less: Dividends paid on and earnings allocated to participating securities	(4,333)	(4,871)	(3,554)

Earnings applicable to common stock	$ 357,882	$ 384,718	$ 438,026

Weighted average common shares outstanding	465,380,010	487,287,872	487,073,951

Basic earnings per common share	$ 0.77	$ 0.79	$ 0.90

Earnings applicable to common stock	$ 357,882	$ 384,718	$ 438,026

Weighted average common shares outstanding	465,380,010	487,287,872	487,073,951
Potential dilutive common shares	283,322	—	—

Total shares for diluted earnings per common share computation	465,663,332	487,287,872	487,073,951

Diluted earnings per common share and common share equivalent s	$ 0.77	$ 0.79	$ 0.90

Impact of Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company adopted ASU No.
 2018-16,
Derivatives and Hedging (Topic 815)—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, effective on its issuance date of October 25, 2018. The purpose of ASU
 No.
2018-16
is to permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. The amendments in ASU
 No.
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
 No.
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
 No.
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
The Company adopted ASU No.
 2016-02,
Leases (Topic 842), and its subsequent amendments to the ASU as of January 1, 2019, using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases. Topic 842 was intended to improve financial reporting about leasing transactions and the key provision impacting the Company was the requirement for a lessee to record a right-of-use
asset and a liability, which represents the obligation to make lease payments for long-term operating leases. Additionally, ASU
 No.
2016-02
includes quantitative and qualitative disclosures required by lessees and lessors to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 includes a number of optional practical expedients that entities may elect to apply. The Company adopted the practical expedients of: not reevaluating whether or not a contract contains a lease; retaining current lease classification; not reassessing initial direct costs for existing leases; and not reassessing existing land easements that were not previously accounted for as leases under current lease accounting rules. Accordingly, previously reported financial statements, including footnote disclosures, have not been recast to reflect the application of ASU

N
o.
2016-02
to all comparative periods presented. The adoption of ASU

N
o.
2016-02,
as reflected in Note 7, did not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2019
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities :	$5,445	Net gain on securities
	(1,527)	Income tax expense
	$3,918	Net gain on securities, net of tax
Unrealized gains on cash flow hedges :	$154	Interest expense
	(43)	Income tax benefit

	$111	Net gain on cash flow hedges , net of tax

Amortization of defined benefit pension plan items:
Past service liabilit y	$249	Included in the computation of net periodic credit (2)
Actuarial losse s	(10,160)	Included in the computation of net periodic c os t (2)

	(9,911)	Total before tax
	2,726	Income tax benefit

	$(7,185)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(3,156)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 14, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES
The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at December 31, 2019 and 2018:

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,530,317	$26,069	$3,763	$1,552,623
GSE CMOs	1,783,440	21,213	3,541	1,801,112

Total mortgage-related debt securities	$3,313,757	$47,282	$7,304	$3,353,735

Other Debt Securities:
U. S. Treasury obligations	$41,820	$19	$—	$41,839
GSE debentures	1,093,845	5,707	5,312	1,094,240
Asset-backed securities (1)	384,108	—	10,854	373,254
Municipal bonds	26,808	559	475	26,892
Corporate bonds	854,195	15,970	2,983	867,182
Capital trust notes	95,100	7,121	6,306	95,915

Total other debt securities	$2,495,876	$29,376	$25,930	$2,499,322

Total other securities available for sale (2)	$5,809,633	$76,658	$33,234	$5,853,057

Equity securities:
Preferred stock	15,292	122	—	15,414
Mutual funds and common stock (3)	16,871	718	173	17,416

Total equity securities	$32,163	$840	$173	$32,830

Total securities	$5,841,796	$77,498	$33,407	$5,885,887

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2019, the non-credit portion of OTTI recorded in AOCL was $8.6 million before taxes.
(3)	Primarily consists of mutual funds that are CRA-qualified investments.

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,705,336	$18,146	$15,961	$1,707,521
GSE CMOs	1,248,621	8,380	4,240	1,252,761

Total mortgage-related debt securities	$2,953,957	$26,526	$20,201	$2,960,282

Other Debt Securities:
GSE debentures	$1,334,549	$3,366	$8,988	$1,328,927
Asset-backed securities (1)	386,768	784	430	387,122
Municipal bonds	68,551	195	2,563	66,183
Corporate bonds	836,153	8,667	23,105	821,715
Capital trust notes	48,278	6,435	5,422	49,291

Total other debt securities	$2,674,299	$19,447	$40,508	$2,653,238

Total other securities available for sale (2)	$5,628,256	$45,973	$60,709	$5,613,520

Equity securities:
Preferred stock	15,292	—	1,446	13,846
Mutual funds and common stock (3)	16,870	366	531	16,705

Total equity securities	$32,162	$366	$1,977	$30,551

Total securities	$5,660,418	$46,339	$62,686	$5,644,071

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	The amortized cost includes the non-credit portion of OTTI recorded in AOCL. At December 31, 2018, the non-credit portion of OTTI recorded in AOCL was $ 8.6 million before taxes.
(3)	Primarily consists of mutual funds that are CRA-qualified investments.

At December 31, 2019 and 2018, respectively, the Company had $647.6 million and $644.6 million of
FHLB-NY
stock, at cost. The Company maintains an investment in
FHLB-NY
stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.
The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale
securities during the years ended December 31, 2019, 2018, and 2017:

	December 31,
(in thousands)	2019	2018	2017
Gross proceeds	$361,311	$278,539	$453,878
Gross realized gains	5,445	967	3,848
Gross realized losses	—	981	860
Net unrealized gains on equity securities recognized in earnings for the year ended December 31, 2019 were $2.3 million. Net unrealized losses on equity securities recognized in earnings for the year ended December 31, 2018 were $2.0 million.
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

(in thousands)	For the Twelve Months Ended December 31, 2019
Beginning credit loss amount as of December 31, 2018	$196,187
Add: Initial other-than-temporary credit losses	—
Subsequent other-than-temporary credit losses	—
Amount previously recognized in AOCL	—
Less: Realized losses for securities sold	—
Securities intended or required to be sold	—
Increase in cash flows on debt securities	55

Ending credit loss amount as of December 31, 2019	$196,132

The following table summarizes, by contractual maturity, the amortized cost of securities at December 31, 2019:

(dollars in thousands)	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
Available-for-Sale Debt Securities:
Due within one year	$60,091	3.26%	$41,820	1.77%	$148	6.66%	$13,982	3.79%	$116,450
Due from one to five years	497,541	3.37	32,874	3.48	—	—	179,566	3.28	727,437
Due from five to ten years	330,095	3.22	939,971	3.01	20,773	3.49	749,871	3.22	2,061,599
Due after ten years	2,426,030	2.85	121,000	2.83	5,887	3.33	389,984	2.67	2,947,571

Total debt securities available for sale	$3,313,757	2.97	$1,135,665	2.96	$26,808	3.47	$1,333,403	3.07	$5,853,057

(1)	Not presented on a tax-equivalent basis.

(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities having a

continuous

unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2019:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities :
U. S. Treasur y obligations	$11,917	$—	$—	$—	$11,917	$—
GSE debentures	297,179	3,916	138,189	1,396	435,368	5,312
GSE certificates	396,930	3,718	7,542	45	404,472	3,763
GSE CMOs	609,502	2,582	133,955	959	743,457	3,541
Asset-backed securities	256,619	7,701	116,635	3,154	373,254	10,855
Municipal bonds	—	—	9,349	475	9,349	475
Corporate bonds	99,300	700	172,717	2,282	272,017	2,982
Capital trust notes	—	—	37,525	6,306	37,525	6,306
Equity securities	—	—	11,633	173	11,633	173

Total temporarily impaired securities	$1,671,447	$18,617	$627,545	$14,790	$2,298,992	$33,407

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2018:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
GSE debentures	$276,113	$2,629	$329,372	$6,359	$605,485	$8,988
GSE certificates	576,970	10,598	232,969	5,363	809,939	15,961
GSE CMOs	465,779	1,892	99,050	2,348	564,829	4,240
Asset-backed securities	69,166	430	—	—	69,166	430
Municipal bonds	5,876	21	48,837	2,542	54,713	2,563
Corporate bonds	642,843	23,105	—	—	642,843	23,105
Capital trust notes	—	—	38,360	5,422	38,360	5,422
Equity securities	17,836	1,464	11,293	513	29,129	1,977

Total temporarily impaired securities	$2,054,583	$40,139	$759,881	$22,547	$2,814,464	$62,686

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
At December 31, 2019, the Company had unrealized losses on certain available for sale GSE obligations, municipal bonds, corporate bonds, asset-backed securities, capital trust notes, and equity investments with readily determinable fair values. The unrealized losses on the Company’s GSE obligations, municipal bonds, corporate bonds, asset-backed securities and capital trust notes at December 31, 2019 were primarily caused by movements in market interest rates and spread volatility, rather than credit risk. These securities are not expected to be settled at a price that is less than the amortized cost of the Company’s investment.
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
The unrealized losses on the Company’s equity investments with readily determinable fair values at December 31, 2019 were caused by market volatility. Equity investments with readily determinable fair values are measured at fair value with changes in fair value recognized in net income, thus eliminating eligibility for the available-for-sale
category. Events that could trigger a material decline in the fair value of these securities include, but are not limited to, deterioration in the equity markets; a decline in the quality of the loan portfolio of the issuer in which the Company has invested; and the recording of higher loan loss provisions and net operating losses by such issuer.
The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2019 consisted of seven US Government agency securities, five capital trusts notes, three agency mortgage-related securities, three agency

CMO
s
,
three asset backed
sec
urities, two corporate bonds,
one municipal bond, and one mutual fund. At December 31, 2018 securities designated as having a continuous loss position for twelve months or more consisted of nine agency mortgage-related securities, nine US Government agency securities, seven agency
C
MO
s
, five capital trusts notes, three municipal bonds, and one mutual fund.
At December 31, 2019, the fair value of securities having a continuous loss position for twelve months or more was 2.3% below the collective amortized cost of $642.3 million. At December 31, 2018, the fair value of such securities was 2.9% below the collective amortized cost of $782.4 million. At December
31
, 2019 and
2018
, the combined market value of the respective securities represented unrealized losses of $14.8 million and $22.5 million, respectively.

9
3

NOTE 5: LOANS AND LEASE
S
The following table sets forth the composition of the loan and lease portfolio at the dates indicated:

	December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$31,158,672	74.46%	$29,883,919	74.46%
Commercial real estate	7,081,910	16.93	6,998,834	17.44
One-to-four family	380,361	0.91	446,094	1.11
Acquisition, development, and construction	200,596	0.48	407,870	1.02

Total mortgage loans held for investment	38,821,539	92.78	37,736,717	94.03

Other Loans:
Commercial and industrial	1,742,380	4.16	1,705,308	4.25
Lease financing, net of unearned income of $104,826 and $53,891, respectively	1,271,998	3.04	683,112	1.70

Total commercial and industrial loans (1)	3,014,378	7.20	2,388,420	5.95
Other	8,102	0.02	8,724	0.02

Total other loans held for investment	3,022,480	7.22	2,397,144	5.97

Total loans and leases held for investment	$41,844,019	100.00%	$40,133,861	100.00%

Net deferred loan origination costs	50,136		32,047
Allowance for loan losses	(147,638)		(159,820)

Total loans and leases, net	$41,746,517		$40,006,088

(1)
Includes specialty finance loans and leases of $2.6 billion and $1.9 billion, respectively, at December
31
, 2019 and 2018. Other C&I loans of $420.1 million and $469.9 million, respectively, at December
31
, 2019 and 2018.

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
To further manage its credit risk, the Company’s lending policies limit the amount of credit granted to any one borrower and typically require conservative debt service coverage ratios and loan-to-value
ratios. Nonetheless, the ability of the Company’s borrowers to repay these loans may be impacted by adverse conditions in the local real estate market, the local economy and changes in applicable laws and regulations. Accordingly, there can be no assurance that its underwriting policies will protect the Company from credit-related losses or delinquencies
.

ADC loans typically involve a higher degree of credit risk than loans secured by improved or owner-occupied real estate. Accordingly, borrowers are required to provide a guarantee of repayment and completion, and loan proceeds are disbursed as construction progresses, as certified by in-house
inspectors or third-party engineers. The Company seeks to minimize the credit risk on ADC loans by maintaining conservative lending policies and rigorous underwriting standards. However, if the estimate of value proves to be inaccurate, the cost of completion is greater than expected, or the length of time to complete and/or sell or lease the collateral property is greater than anticipated, the property could have a value upon completion that is insufficient to assure full repayment of the loan. This could have a material adverse effect on the quality of the ADC loan portfolio, and could result in losses or delinquencies. In addition, the Company utilizes the same stringent appraisal process for ADC loans as it does for its multi-family and CRE loans.
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
Included in loans held for investment at
December
 3
1
, 2019 were loans of $38.2 million to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.
Asset Quality
The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,131	$5,407	$—	$6,538	$31,152,134	$31,158,672
Commercial real estate	2,545	14,830	—	17,375	7,064,535	7,081,910
One-to-four family	—	1,730	—	1,730	378,631	380,361
Acquisition, development, and construction	—	—	—	—	200,596	200,596
Commercial and industrial (1) (2)	—	39,024	—	39,024	2,975,354	3,014,378
Other	44	252	—	296	7,806	8,102

Total	$3,720	$61,243	$—	$64,963	$41,779,056	$41,844,019

(1)	Includes $30.4 million of taxi medallion-related loans that were 90 days or more past due . There wer e no taxi medallion -related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2018:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$—	$4,220	$—	$4,220	$29,879,699	$29,883,919
Commercial real estate	—	3,021	—	3,021	6,995,813	6,998,834
One-to-four family	9	1,651	—	1,660	444,434	446,094
Acquisition, development, and construction	—	—	—	—	407,870	407,870
Commercial and industrial (1) (2)	530	36,608	—	37,138	2,351,282	2,388,420
Other	25	6	—	31	8,693	8,724

Total	$564	$45,506	$—	$46,070	$40,087,791	$40,133,861

(1)	Includes $530,000 and $35.5 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.
(2)	Includes lease financing receivables, all of which were current.
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$30,903,657	$6,902,218	$377,883	$158,751	$38,342,509	$2,960,557	$7,850	$2,968,407
Special mention	239,664	104,648	748	41,456	386,516	1,588	—	1,588
Substandard	15,351	75,044	1,730	389	92,514	52,233	252	52,485
Doubtful	—	—	—	—	—	—	—

Total	$31,158,672	$7,081,910	$380,361	$200,596	$38,821,539	$3,014,378	$8,102	$3,022,480

(1)	Includes lease financing receivables, all of which were classified as Pass.
The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2018:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$29,548,242	$6,880,105	$444,443	$319,001	$37,191,791	$2,306,563	$8,469	$2,315,032
Special mention	312,025	90,653	—	73,964	476,642	19,751	—	19,751
Substandard	23,652	28,076	1,651	14,905	68,284	62,106	255	62,361
Doubtful	—	—	—	—	—	—	—	—

Total	$29,883,919	$6,998,834	$446,094	$407,870	$37,736,717	$2,388,420	$8,724	$2,397,144

(1)	Includes lease financing receivables, all of which were classified as Pass.
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
At December 31, 2019 and 2018, the Company had no residential mortgage loans in the process of foreclosure
.

9
6

The interest income that would have been recorded under the original terms of non-accrual
loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2019	2018	2017
Interest income that would have been recorded	$5,599	$4,145	$4,974
Interest income actually recorded	(3,409)	(3,480)	(2,904)

Interest income foregone	$2,190	$665	$2,070

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
In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of
December

31
, 2019, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $32.7 million; loans on which forbearance agreements were reached amounted to $7.8 million.
The following table presents information regarding the Company’s TDRs as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$—	$3,577	$3,577	$—	$4,220	$4,220
Commercial real estate	—	—	—	—	—	—
One-to-four family	—	584	584	—	1,022	1,022
Acquisition, development, and construction	389	—	389	8,297	—	8,297
Commercial and industrial (1)	865	35,084	35,949	865	20,477	21,342

Total	$1,254	$39,245	$40,499	$9,162	$25,719	$34,881

(1)	Includes $27.3 million and $20.4 million of taxi medallion-related loans at December 31, 2019 and 2018, respectively.
The eligibility of a borrower for
work-out
concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2019, 2018 and 2017 are summarized as follows:

	For the Twelve Months Ended December 31, 2019
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	1	$131	$131	5.50%	5.50%	$—	$3
Commercial and industrial	72	35,156	30,685	4.31	4.37	4,471	—

Total	73	$35,287	$30,816			$4,471	$3

	For the Twelve Months Ended December 31, 2018
(dollars in thousands)				Weighted Average Interest Rate
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$—	$—
Commercial and industrial	21	7,763	5,455	3.25	3.13	2,308	—

Total	22	$8,663	$6,355			$2,308	$—

	For the Twelve Months Ended December 31, 2017
(dollars in thousands )				Weighted Average Interest Rate
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
One-to-four family	4	$810	$986	5.93%	2.21%	$—	$12
Acquisition, development, and construction	2	8,652	8,652	5.50	5.50	—	—
Commercial and industrial	65	52,179	26,409	3.36	3.29	14,273	—

Total	71	$61,641	$36,047			$14,273	$12

At December
31
, 2019, C&I and
one-to-four
family loans totaling $1.1
million
that had been modified as a TDR during the twelve months ended at that date were in payment default. At December 31, 2018, one C&I loan in the amount of $194,000 that had been modified as a TDR during the twelve months ended at that date was in prepayment default.
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

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2019:
Loans individually evaluated for impairment	$—	$116	$116
Loans collectively evaluated for impairment	122,694	24,828	147,522

Total	$122,694	$24,944	$147,638

(in thousands)	Mortgage	Other	Total
Allowance for Loan Losses at December 31, 2018:
Loans collectively evaluated for impairmen t	$130,983	$28,837	$159,820

The following tables provide additional information regarding the methods used to evaluate the Company’s loan portfolio for impairment:

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2019:
Loans individually evaluated for impairment	$19,267	$39,114	$58,381
Loans collectively evaluated for impairment	38,802,272	2,983,366	41,785,638

Total	$38,821,539	$3,022,480	$41,844,019

(in thousands)	Mortgage	Other	Total
Loans Receivable at December 31, 2018:
Loans individually evaluated for impairment	$15,794	$36,375	$52,169
Loans collectively evaluated for impairmen t	37,720,923	2,360,769	40,081,692

Total	$37,736,717	$2,397,144	$40,133,861

Allowance for Loan Losses
The following table summarizes activity in the allowance for loan losses for the periods indicated:

	For the Twelve Months Ended December 31,
	2019			2018
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$130,983	$28,837	$159,820	$128,275	$29,771	$158,046
Charge-offs	(1,613)	(18,694)	(20,307)	(5,445)	(12,897)	(18,342)
Recoveries	61	959	1,020	264	1,596	1,860
(Recovery of) provision for losses on loans	(6,737)	13,842	7,105	7,889	10,367	18,256

Balance, end of period	$122,694	$24,944	$147,638	$130,983	$28,837	$159,820

The following table presents additional information about the Company’s impaired loans at December 31, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	37,669	114,636	—	39,598	2,494

Total impaired loans with no related allowance	$56,936	$143,149	$—	$54,393	$3,516

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	1,445	4,173	116	4,111	13

Total impaired loans with an allowance recorded	$1,445	$4,173	$116	$4,111	$13

Total impaired loans:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	39,114	118,809	116	43,709	2,507

Total impaired loans	$58,381	$147,322	$116	$58,504	$3,529

The following table presents additional information about the Company’s impaired loans at December 31, 2018:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	42,984	3,057

Total impaired loans with no related allowance	$52,169	$126,513	$—	$63,146	$4,013

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	—	—	—	20	—

Total impaired loans with an allowance recorded	$—	$—	$—	$20	$—

Total impaired loans:
Multi-family	$4,220	$7,168	$—	$6,114	$340
Commercial real estate	2,256	7,371	—	3,234	—
One-to-four family	1,022	1,076	—	1,576	26
Acquisition, development, and construction	8,296	9,197	—	9,238	590
Other	36,375	101,701	—	43,004	3,057

Total impaired loans	$52,169	$126,513	$—	$63,166	$4,013

NOTE 7. LEASES
Lessor Arrangements
The Company is a lessor in the equipment finance business where it has executed direct financing leases (“lease finance receivables”). The Company produces lease finance receivables through a specialty finance subsidiary that is staffed by a group of industry veterans with expertise in originating and underwriting senior secur ed
 debt and equipment loans and leases. The subsidiary participates in syndicated loans that are brought to them, and equipment loans and leases that are assigned to them, by a select group of nationally recognized sources, and are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. Lease finance receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method.
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
s
funding to the respective lessee at acquisition cost, less any volume or trade discounts, as applicable. Therefore, there is generally no selling profit or loss to recognize or defer at inception of a lease.
The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or

another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $70.1 million.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

(in thousands)	For the Twelve Months Ended December 31, 2019
Interest income on lease financing (1)	$38,087
(1)	Included in Interest Income – Mortgage and other loans and leases in the Consolidated Statements of Income and Comprehensive Income.
At December 31, 2019, the carrying value of net investment in leases was $1.4 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	December 31, 2019
Net investment in the lease- lease payments receivable	$1,302,760
Net investment in the lease- unguaranteed residual assets	74,064

Total lease payments	$1,376,824

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of December 31, 2019, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	December 31, 2019
2019	$13
2020	47,422
2021	135,430
2022	200,785
2023	79,105
Thereafter	914,069

Total lease payments	1,376,824
Plus: deferred origination costs	21,561
Less: unearned income	(104,826)

Total lease finance receivables, net	$1,293,559

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $38.4 million for the twelve months ended December 31, 2019. Included in the twelve month period amount is $11.7 million that was due to the closing of certain locations.
The Company has operating leases for corporate offices, branch locations
,
and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.
During the twelve months ended December 31, 2019, the Company entered into a sale-lease back transaction with an unrelated third party with a lease term of 20 years (including renewal options). The sale of the branch property in Florida resulted in a gain of $7.9 million, which is included in “Other income” in the Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2019.
The components of lease expense were as follows:

(in thousands)	For the Twelve Months Ended December 31, 2019
Components of l ease e xpense:
Operating lease cost	$28,695
Sublease income	(105)

Total lease cost	$28,590

Supplemental cash flow information related to the leases for the following period:

(in thousands)	For the Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,695

Supplemental balance sheet information related to the leases for the following period:

(in thousands, except lease term and discount rate)	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$286,194
Operating lease liabilities	285,991
Weighted average remaining lease term	17 years
Weighted average discount rate	3.23%

Maturities of lease liabilities : (in thousands)	December 31, 2019
2020	$27,304
2021	26,350
2022	25,515
2023	25,078
2024	24,414
Thereafter	255,547

Total lease payments	384,208
Less: imputed interest	(98,217)

Total present value of lease liabilities	$285,991

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

The
expense
under these leases, which is included in “Occupancy and equipment expense” in the Consolidated Statements of
Income
and Comprehensive Income, amounted to $28.7 million
 and
 $33.6 million
,

respectively, in the years ended December 31, 201
9
 and
201
8
. Rental income on Company-owned properties, netted in occupancy and equipment expense, was approximately $9.5 million
 and
 $9.9 million, in the corresponding periods.
NOTE 8: DEPOSITS
The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2019 and 2018:

	December 31,
	2019			2018
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$10,230,144	32.32%	1.30%	$11,530,049	37.48%	1.74%
Savings accounts	4,780,007	15.10	0.75	4,643,260	15.09	0.68
Certificates of deposit	14,214,858	44.90	2.30	12,194,322	39.64	2.15
Non-interest-bearing accounts	2,432,123	7.68	—	2,396,799	7.79	—

Total deposits	$31,657,132	100.00%	1.57%	$30,764,430	100.00%	1.61%

At December 31, 2019 and 2018, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $2.4 million and $2.8 million, respectively.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2019 were as follows:

(in thousands)
1 year or less	$13,310,426
More than 1 year through 2 years	684,586
More than 2 years through 3 years	27,029
More than 3 years through 4 years	5,638
More than 4 years through 5 years	186,951
Over 5 years	228

Total CDs	$14,214,858

The following table presents a summary of CDs in amounts of $100,000 or more by remaining term to maturity, at December 31, 2019:

	CDs of $100,000 or More Maturing Within
(in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$1,884,127	$2,804,613	$2,626,676	$590,350	$7,905,766

Included
in total deposits at both December
31
,
2019
and
2018
were brokered deposits of $
5.2
 billion and $
4.0
 billion with weighted average interest rates of
1.94
% and
2.50
% at the respective year-ends. Brokered money market accounts represented $
1.5
 billion and $
1.9
 billion, respectively, of the December
31
,
2019
and
2018
totals, and brokered interest-bearing checking accounts represented $
1.2

billion
and $
786.1
 million, respectively. Brokered CDs represented $
2.5
 billion and $
1.3
 billion of brokered deposits at December
31
,
2019
and
2018
, respectively.
NOTE 9: BORROWED FUNDS
The following table summarizes the Company’s borrowed funds at December 31,
2019
and 2018:

	December 31,
(in thousands)	2019	2018
Wholesale borrowings:
FHLB advances	$13,102,661	$13,053,661
Repurchase agreements	800,000	500,000

Total wholesale borrowings	$13,902,661	$13,553,661
Junior subordinated debentures	359,866	359,508
Subordinated notes	295,066	294,697

Total borrowed fund s	$14,557,593	$14,207,866

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $23.4 million and $23.5 million, respectively, at December 31, 2019 and 2018.
FHLB Advances
The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2019 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2020	$4,525,000	2.06	$6,805,000	2.09
2021	822,661	2.40	4,222,661	2.30
2022	275,000	2.01	1,875,000	1.55
2023	—	—	200,000	1.61
2028	4,350,000	2.40	—	—
2029	3,130,000	1.55	—	—

Total FHLB advance s	$13,102,661	2.07%	$13,102,661	2.07%

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out
period of up to five years and quarterly thereafter until maturity, or a one-time
call at the initial call date.
The Company had
$1.0 billion of
short-term FHLB advances at December 31, 2019
. During the twelve months ended December 31, 2019, the average balance of short-term FHLB advances were $52.4 million, with a weighted average interest rate of 1.9%, generating interest expense of $1.0 million. There were no short-term advances at December 31,
2018. During the twelve months ended at December 31, 2017, the average balances of short-term FHLB advances were $3.3 million, with a weighted average interest rate of 0.82%, generating interest expense of $27,000.
At December 31, 2019 and 2018, respectively, the Bank had unused lines of available credit with the
FHLB
of up to $7.9 billion and $7.5 billion. The
Company
had
overnight advances
of $100.0 million
at December 31, 2019
.
The
re were no over
night FHLB advances a
t December 31,
2018. During the twelve months ended December 31, 2019, the average balance of overnight advances amounted to $3.1 million, with a weighted average interest rate of 2.1%, generating interest expense of $66,000. During the twelve months ended December 31, 2018 and 2017, the average balances of overnight advances amounted to $5.2 million and $7.7 million, with weighted average interest rates of 2.3% and 0.98%, respectively. In 2018 and 2017, the interest expense generated by average overnight advances was $121,000 and $75,000.
Total FHLB advances generated interest expense of $259.0 million, $248.0 million, and $186.0 million, in the years ended December 31, 2019, 2018, and 2017, respectively.
Repurchase Agreements
The following table presents an analysis of the contractual maturities and next call dates of the Company’s outstanding repurchase agreements accounted for as secured borrowings at December 31, 2019
:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2021	$—	—%	$400,000	2.31%
2022	—	—	400,000	2.16
2028	300,000	2.37	—	—
2029	500,000	2.16	—	—

	$800,000	2.24	$800,000	2.24

The following table provides the

contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value of the securities collateralizing the repurchase agreements, at December 31, 2019:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Period of Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
30 to 90 days	$—	—	$—	$—	$—	$—
Greater than 90 days	800,000	2.24%	232,836	238,180	636,190	637,050

Total	$800,000	2.24%	$232,836	$238,180	$636,190	$637,050

The Company had no short-term repurchase agreements outstanding at December 31, 2019 or 2018.
At December 31, 2019 and 2018, the accrued interest on repurchase agreements amounted to $1.7 million
and $287,000, respectively. The interest expense on repurchase agreements was $17.7 million, $6.8 million, and $16.4 million, in the years ended December 31, 2019, 2018, and 2017, respectively.
Federal Funds Purchased
There were no federal funds purchased outstanding at December 31, 2019 or 2018.

In 2019 and 2018, respectively, the average balances of federal funds purchased were $6.8 million
and $620,000, with weighted average interest rates of 1.7% and 2.2%. In 2017, the average balance of federal funds purchased amounted to $47.9 million with
a
weighted average interest rate of 2.2%. The interest expense produced by federal funds purchased was $118,000, $14,000 and $418,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Junior Subordinated Debentures
At December 31, 2019 and 2018, the Company had $359.9 million and $359.5 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.
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
The following junior subordinated debentures were outstanding at December 31, 2019:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSES SM Units)	6.00%	$145,940	$139,589	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	3.49	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	5.14	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	3.61	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)

Total junior subordinated debentures		$359,866	$347,089

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.
The Bifurcated Option Note Unit SecuritiES
SM
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
 capital” in the Company’
s

Consolidated Statements of Condition. The value assigned to the capital security component was $
182.6
 million. The $
92.4
 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the
49-year
life of the capital securities on a level-yield basis. At December
31
,
2019
, this discount totaled $
65.8
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
31
,
2019
, all dividends were current.

Interest expense on junior subordinated debentures was $22.4 million, $21.7 million, and $19.6 million, respectively, for the years ended December 31, 2019, 2018, and 2017.
Subordinated Notes
At December 31, 2019 and 2018, the Company had $295.1 million and $294.7 million, respectively, of fixed-to-floating
rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate (1)	Original Issue Amount
(dollars in thousands)
Nov. 6, 2018	Nov. 6, 2028	5.90%	$300,000

(1)
From and including the date of original issuance to, but excluding November 6, 2023, the Notes will bear interest at an initial rate of 5.90% per annum payable semi-annually. Unless redeemed, from and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 278 basis point payable quarterly.

The interest expense on subordinated notes amounted to $18.3 million and $2.8 million, for the years ended December 31, 2019 and 2018, respectively.
NOTE 10: FEDERAL, STATE, AND LOCAL TAXES
The following table summarizes the components of the Company’s net deferred tax asset

(liability) at December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Deferred Tax Assets:
Allowance for loan losses	$40,584	$45,611
Compensation and related benefit obligations	19,401	19,693
Acquisition accounting and fair value adjustments on securities (including OTTI)	—	6,728
Non-accrual interest	624	431
Net operating loss carryforwards	19,750	—
Other	12,169	11,349

Gross deferred tax assets	92,528	83,812
Valuation allowance	—	—

Deferred tax asset after valuation allowance	$92,528	$83,812

Deferred Tax Liabilities:
Amortizable intangibles	$(2,480)	$(2,263)
Acquisition accounting and fair value adjustments on securities (including OTTI)	(9,742)	—
Mortgage servicing rights	—	(223)
Premises and equipment	(7,578)	(11,242)
Prepaid pension cost	(22,739)	(19,135)
Leases	(237,429)	(115,259)
Other	(13,991)	(14,800)

Gross deferred tax liabilities	$(293,959)	$(162,922)

Net deferred tax liabilit y	$(201,431)	$(79,110)

The deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. The net deferred tax liability is included in “Other liabilities” in the Consolidated Statements of Condition at December 31, 2019 and 2018.
At December 31, 2019, the Company had a federal net operating loss (“NOL”) carry forward of $94.0 million, which was available to offset future federal taxable income. The NOL may be carried forward to any future calendar tax year after 2019 and is not subject to expiration.
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

The following table summarizes the Company’s income tax expense for the years ended December 31, 2019, 2018, and 2017:

	December 31,
(in thousands)	2019	2018	2017
Federal – current	$4,069	$89,187	$153,587
State and local – current	23,382	22,868	26,983

Total current	27,451	112,055	180,570

Federal – deferred	100,971	13,058	3,498
State and local – deferred	(158)	10,139	17,946

Total deferred	100,813	23,197	21,444

Income tax expense reported in net income	128,264	135,252	202,014
Income tax expense reported in stockholders’ equity related to:
Securities available-for-sale	16,142	(32,162)	28,495
Pension liability adjustments	5,033	4,897	2,234
Cash Flow Hedge	333	—	—
Non-credit portion of OTTI losses	—	821	13

Total income taxes	$149,772	$108,808	$232,756

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2019, 2018, and 2017:

	December 31,
(in thousands)	2019	2018	2017
Statutory federal income tax at 21%, 21 % and 35%, respectively	$109,894	$117,111	$233,875
State and local income taxes, net of federal income tax effect	18,346	24,451	29,204
Effect of tax law changes	—	1,625	(41,943)
Non-deductible FDIC deposit insurance premiums	6,938	8,852	—
Effect of tax deductibility of ESOP	(3,163)	(3,116)	(5,083)
Non-taxable income and expense of BOLI	(5,981)	(5,957)	(9,529)
Federal tax credits	(750)	(531)	(1,386)
Adjustments relating to prior tax years	373	(7,246)	144
Other, ne t	2,607	63	(3,268)

Total income tax expense	$128,264	$135,252	$202,014

GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act of 2017, the Company recorded a tax benefit of $42.0 million for the period ended December 31, 2017 due to the net impact of remeasurement of tax attributes affected by the enactment of the Tax Reform Act. Due to changes to the New Jersey tax laws enacted in 2018, a tax expense of $2.1 million for the year-ended December 31, 2018 was recorded.
The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the Consolidated Statements of Condition, were $57.1 million and $62.3 million, respectively, at December 31, 2019 and 2018, and included commitments of $29.1 million and $37.2 million that are expected to be funded over the next two
years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2019, 2018, and 2017 were $5.9 million, $5.2 million, and $4.5 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $5.2 million, $4.7 million, and $3.1 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2019, 2018, and 2017.
GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2019, the Company had $35.7 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2019 that would have affected the effective tax rate, if recognized, was $28.2 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of
Income
and Comprehensive Income. During the years ended December 31, 2019, 2018, and 2017, the Company recognized income tax expense attributed to interest and penalties of $2.5 million, $1.7 million, and $1.8 million, respectively. Accrued interest and penalties on tax liabilities were $14.5 million and $11.3 million, respectively, at December 31, 2019 and 2018.
The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2019, 2018, and 2017:

	December 31,
(in thousands)	2019	2018	2017
Uncertain tax positions at beginning of year	$33,357	$33,681	$33,487
Additions for tax positions relating to current-year operations	925	—	4,332
Additions for tax positions relating to prior tax years	2,036	1,660	1,398
Subtractions for tax positions relating to prior tax years	(569)	(1,984)	(5,101)
Reductions in balance due to settlements	—	—	(435)

Uncertain tax positions at end of year	$35,749	$33,357	$33,681

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:
•	Federal tax filings for tax years 201 6 through the present;
•	New York State tax filings for tax years 2010 through the present;
•	New York City tax filings for tax years 2011 through the present; and
•	New Jersey tax filings for tax years 201 5 through the present.
In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:
•	New York State for the tax years 2010 through 2014; and
•	New York City for the tax years 2011 and 201 4 .
It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $21 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.
As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2019, the Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related federal deferred tax liability of $12.9 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.
NOTE 11. DERIVATIVE AND HEDGING ACTIVITIES
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of December 31, 2019, all of the Company’s $2.8 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at December 31, 2019.
The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2019, the Company had a net negative exposure.
Fair Value of Hedges of Interest Rate Risk
The Company is exposed to changes in the fair value of certain of its fixed-rate assets due to changes in interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Such derivatives were used to hedge the changes in fair value of certain of its pools of prepayable fixed rate assets. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
In the first quarter of 2019, the Company entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the twelve months ended December 31, 2019, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Mortgage and Other Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $3.4 million
for the twelve months ended December 31, 2019, respectively.
As of December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges. The Company did not have any derivative instruments at December 31, 2018:

(in thousands)	December 31, 2019
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,053,483	$53,483
(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $
4.5
 billion; the cumulative basis adjustments associated with these hedging relationships was $
53.5
 million; and the amount of the designated hedged items was $
2.0
 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2019. The Company had no such derivative financial instruments at December 31, 2018.

	December 31, 2019
(in thousands)		Fair Value
	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000,000	$—	$—

Total derivatives designated as fair value hedging instruments	$2,000,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated. The Company had no such
derivative financial instruments outstanding during 2018:

(in thousands)	For the Twelve Months Ended December 31, 2019
Derivative – interest rate swap:
Interest income	$(53,483)
Hedged item – loans:
Interest income	$53,483
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings.
Interest rate swaps with notional amounts totaling $800.0
million
as of December 31, 2019 were designated as cash flow hedges of certain FHLB borrowings. The Company had no
such
derivative financial instruments at December 31, 2018.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31, 2019:

(dollars in thousands)	December 31, 2019
Notional amounts	$800,000
Cash collateral posted	1,185
Weighted average pay rates	1.62%
Weighted average receive rates	1.90%
Weighted average maturity	2.5 years
The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the year ending December 31, 2019. The Company had no such
derivative financial instruments during the year ending December 31, 2018:

(in thousands)	For the Twelve Months Ended December 31, 2019
Amount of gain (loss) recognized in AOCL	$1,340
Amount of gain (loss) reclassified from AOCL to interest expense	154
Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the year ended December 31, 2019 was $154,000. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $3.0 million will be reclassified as a decrease to interest expense.

NOTE 12: COMMITMENTS AND CONTINGENCIES
Pledged Assets
The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2019, the Company had pledged available for sale mortgage-related securities and other securities with carrying values of $651.3 million and $721.0 million, respectively. At December 31, 2018, the Company had pledged available for sale mortgage-related securities and other securities with carrying values of $840.7 million and $388.0 million, respectively. In addition, the Company had $32.6 billion and $31.4 billion of loans pledged to the
FHLB-NY
to serve as collateral for its wholesale borrowings at the respective year-ends.
Loan Commitments and Letters of Credit
At December 31, 2019 and 2018, the Company had commitments to originate loans, including unused lines of credit, of $2.0 billion and $2.0 billion, respectively. The majority of the outstanding loan commitments at those dates were expected to close within 90 days. In addition, the Company had commitments to originate letters of credit totaling $509.9 million and $508.1 million at December 31, 2019 and 2018.
The following table summarizes the Company’s
off-balance
sheet commitments to originate loans and letters of credit at December 31, 2019:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$251,679
One-to-four family	801
Acquisition, development, and construction	205,499

Total mortgage loan commitments	$457,979
Other loan commitments	1,548,513

Total loan commitments	$2,006,492
Commercial, performance stand-by, and financial stand-by letters of credit	509,942

Total commitments	$2,516,434

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
The following table summarizes the Company’s guarantees and indemnifications at December 31, 2019:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$164,776	$58,014	$222,790	$448,602
Performance stand-by letters of credit	3,351	—	3,351	3,351
Commercial letters of credit	2,401	361	2,762	57,989

Total letters of credit	$170,528	$58,375	$228,903	$509,942

The maximum potential amount of future payments represents the notional amounts that could be funded under the guarantees and indemnifications if there were a total default by the guaranteed parties or if indemnification provisions were triggered, as applicable, without consideration of possible recoveries under recourse provisions or from collateral held or pledged.
The Company collects fees upon the issuance of commercial and stand-by
letters of credit. Fees for
stand-by
letters of credit fees are initially recorded by the Company as a liability, and are recognized as income periodically through the respective expiration dates. Fees for commercial letters of credit are collected and recognized as income at the time that they are issued and upon payment of each set of documents presented. In addition, the Company requires adequate collateral, typically in the form of cash, real property, and/or personal guarantees upon its issuance of irrevoc
able
stand
-by
l
etters of
c
redit. Commercial letters of credit are primarily secured by the goods being purchased in the underlying transaction and are also personally guaranteed by the owner(s) of the applicant company.

At December 31, 2019, the Company had no commitments to purchase securities.
Legal Proceedings
The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.
NOTE 13: INTANGIBLE ASSETS
Goodwill
Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year.
During
the
year
ended December 31, 2019
,
goodwill was reduced by $9.8 million related to the sale of the
Company’s
we
alth
management
busi
ness,
P
eter
B. Cannell
 & Co.
 Goodwill totaled $2.4 billion at each of these dates.
NOTE 14: EMPLOYEE BENEFITS
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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in thousands)	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of year	$143,235	$151,411
Interest cost	5,660	5,085
Actuarial loss (gain)	18,806	(4,676)
Annuity payments	(6,473)	(6,453)
Settlements	(1,332)	(2,132)

Benefit obligation at end of year	$159,896	$143,235
Change in Plan Assets:
Fair value of assets at beginning of year	$210,246	$234,136
Actual return (loss) on plan assets	40,117	(15,305)
Contributions	—	—
Annuity payments	(6,473)	(6,453)
Settlements	(1,332)	(2,132)

Fair value of assets at end of year	$242,558	$210,246

Funded status (included in “Other assets”)	$82,662	$67,011

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(10,035)	(7,179)
Net actuarial (gain) loss arising during the year	(7,378)	26,768

Total recognized in other comprehensive income for the year (pre-tax)	$(17,413)	$19,589

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	75,767	93,180

Total accumulated other comprehensive loss (pre-tax)	$75,767	$93,180

In 2020, an estimated $7.3 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2019 was $10.0 million. No prior service cost will be amortized in 2020 and none was amortized in 2019. The discount rates used to determine the benefit obligation at December 31, 2019 and 2018 were 3.0% and 4.1%, respectively.
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
The components of net periodic pension expense (credit) were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Components of net periodic pension expense ( credit ) :
Interest cost	$5,660	$5,085	$5,616
Expected return on plan assets	(13,933)	(16,139)	(16,290)
Amortization of net actuarial loss	10,035	7,179	8,209

Net periodic pension expense ( credit )	$1,762	$(3,875)	$(2,465)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2019	2018	2017
Discount rate	4.1%	3.4%	3.9%
Expected rate of return on plan assets	6.8	7.0	7.5

As of December 31, 2019 Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”) (formerly known as “RSI Retirement Trust”), a private placement investment fund.
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
55
% of its assets in equity securities via investment in the Trust’s Long-Term Growth—Equity (“LTGE”) Portfolio, a diversified portfolio that invests in a number of actively and passively managed equity mutual funds and collective trusts in order to diversify within U.S. and
non-U.S.
equity markets;

•	To hold
44
% of its assets in intermediate-term investment-grade bonds via investment in the Trust’s Long-Term Growth—Fixed Income (“LTGFI”) Portfolio, a diversified portfolio that invests in a number of fixed-income mutual funds and collective investment trusts, primarily including intermediate-term bond funds with a focus on U.S. investment grade securities and opportunistic allocations to below-investment grade and
non-U.S.
investments; and

•	To hold 1% of its assets in a cash-equivalent portfolio for liquidity purposes.

In addition, the Retirement Plan holds Company shares, the value of which is approximately equal to 12% of the assets that are held by the Trust.
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

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2019:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$21,279	$—	$21,279	$—
Large-cap growth (2)	21,852	—	21,852	—
Large-cap core (3)	15,978	—	15,978	—
Mid-cap value (4)	4,560	—	4,560	—
Mid-cap growth (5)	4,871	—	4,871	—
Mid-cap core (6)	4,664	—	4,664	—
Small-cap value (7)	3,272	—	3,272	—
Small-cap growth (8)	6,927	—	6,927	—
Small-cap core (9)	3,139	—	3,139	—
International equity (10)	25,760	—	25,760	—
Fixed Income Funds:
Fixed Income – U.S. Core (11)	72,765	—	72,765	—
Intermediate duration (12)	24,517	—	24,517	—
Equity Securities:
Company common stock	28,185	28,185	—	—
Cash Equivalents:
Money market *	4,789	1,810	2,979	—

	$242,558	$29,995	$212,563	$—

*	Includes cash equivalent investments in equity and fixed income strategies.
(1)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(2)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(5)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(6)	This category seeks to track the performance of the S&P Midcap 400 Index.
(7)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(8)	This category consists of a mutual fund invested in small cap growth companies along with a fund invested in a selection of investments based on the Russell 2000 Growth Index.
(9)
This category consists of a mutual fund investing in readily marketable securities of U.S. companies with market capitalizations within the smallest 10% of the market universe, or smaller than the 1000th largest US company.

(10)
This category invests primarily in medium to large non-US companies in developed and emerging markets. Under normal circumstances, at least 80% of total assets will be invested in equity securities, including common stocks, preferred stocks, and convertible securities.

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

Current Asset Allocation
The asset allocations for the Retirement Plan as of December 31, 2019 and 2018 were as follows:

	At December 31,
	2019	2018
Equity securities	58%	57%
Debt securities	40	41
Cash equivalents	2	2

Total	100%	100%

Determination of Long-Term Rate of Return
The long-term rate of return on Retirement Plan assets assumption was based on historical returns earned by equities and fixed income securities, and adjusted to reflect expectations of future returns as applied to the Retirement Plan’s target allocation of asset classes. Equities and fixed income securities were assumed to earn long-term rates of return in the ranges of
6
% to
8
% and
3
% to
5
%, respectively, with an assumed long-term inflation rate of 2.5% reflected within these ranges. When these overall return expectations are applied to the Retirement Plan’s target allocations, the result is an expected rate of return of
5
% to
7
%.
Expected Contributions
The Company does not expect to contribute to the Retirement Plan in 2020.
Expected Future Annuity Payments
The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in thousands)
2020	$8,016
2021	7,855
2022	7,932
2023	8,031
2024	8,271
2025 and thereafter	43,671

Total	$83,776

Qualified Savings Plan
The Company maintains a defined contribution qualified savings plan in which all full-time employees are able to participate after three months of service and having attained age 21. No matching contributions were made by the Company to this plan during the years ended December 31, 2019 or 2018.
Post-Retirement Health and Welfare Benefits
The Company offers certain post-retirement benefits, including medical, dental, and life insurance (the “
Health
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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$13,583	$16,349
Interest cost	512	513
Actuarial gain	(1,233)	(2,248)
Premiums and claims paid	(964)	(1,031)

Benefit obligation at end of year	$11,898	$13,583

Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	964	1,031
Premiums and claims paid	(964)	(1,031)

Fair value of assets at end of year	$—	$—

Funded status (included in “Other liabilities”)	$(11,898)	$(13,583)

Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(124)	(309)
Net actuarial (gain) loss arising during the year	(1,234)	(2,248)

Total recognized in other comprehensive income for the year (pre-tax)	$(1,109)	$(2,308)

Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(536)	$(785)
Actuarial loss, net	1,466	2,823

Total accumulated other comprehensive income (pre-tax)	$930	$2,038

The discount rates used in the preceding table were
2.9
% and
3.9
%, respectively, at December 31, 2019 and 2018.
The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2020 are $
25,000
and $
249,000
, respectively.
The following table presents the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	512	513	577
Amortization of past-service liability	(249)	(249)	(249)
Amortization of net actuarial loss	124	309	274

Net periodic benefit cost	$387	$573	$602

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2019	2018	2017
Discount rate	3.9%	3.3%	3.7%
Current medical trend rate	6.5	6.5	6.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2025	2024	2023

Had the assumed medical trend rate at December 31, 2019 increased by 1% for each future year, the accumulated post-retirement benefit obligation at that date would have increased by $
650,000
, and the aggregate of the benefits earned and the interest components of 2019 net post-retirement benefit cost would each have increased by $
26,000
. Had the assumed medical trend rate decreased by 1% for each future year, the accumulated post-retirement benefit obligation at December 31, 2019 would have declined by $
548,000
, and the aggregate of the benefits earned and the interest components of 2019 net post-retirement benefit cost would each have declined by $
22,000
.
Expected Contributions
The Company expects to contribute $
947,000
 to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2020.
Expected Future Payments for Premiums and Claims
The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2020	$947
2021	920
2022	887
2023	858
2024	827
2025 and thereafter	3,659

Total	$8,098

NOTE 15: STOCK-RELATED BENEFIT PLANS
New York Community Bank Employee Stock Ownership Plan
All full-time employees who have attained 21 years of age and have completed twelve consecutive months of credited service are eligible to participate in the ESOP, with benefits vesting on a six-year basis, starting with 20% in the second year of employment and continuing in 20% increments in each successive year. Benefits are payable upon death, retirement, disability, or separation from service, and may be paid in stock. However, in the event of a change in control, as defined in the ESOP, any unvested portion of benefits shall vest immediately.
In 2019, 2018, and 2017, the Company allocated 349,356, 529,531, and 695,675 shares, respectively, to participants in the ESOP. For the years ended December 31, 2019, 2018, and 2017, the Company recorded ESOP-related compensation expense of $4.2 million, $5.0 million, and $9.2 million, respectively.
Supplemental Executive Retirement Plan
The
Bank
has
established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified
benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 2,046,449 and 1,929,189 shares, respectively, at December 31, 2019 and 2018, including shares purchased through dividend reinvestment. The cost of these shares is reflected as a reduction of paid-in
capital in excess of par in the Consolidated Statements of Condition.
Stock Based Compensation
At December 31, 2019, the Company had a total of 2,507,490 shares available for grants as restricted stock, options, or other forms of related rights under the 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,031,198 shares of restricted stock, with an average fair value of $10.45 per share on the date of grant, during the twelve months ended December 31, 2019.
During 2018 and 2017, the Company granted 2,543,023 shares and 2,956,249 shares, respectively, of restricted stock, which had average fair values of $13.50 and $15.16 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2019, 2018, and 2017 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $30.9 million, $36.3 million, and $36.0 million, respectively, for the years ended December 31, 2019, 2018, and 2017.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2019:

	For the Year Ended December 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,904,388	$ 14.74
Granted	2,031,198	10.45
Vested	(2,203,895)	15.18
Canceled	(215,590)	12.89

Unvested at end of year	6,516,101	13.31

As of December 31, 2019, unrecognized compensation cost relating to unvested restricted stock totaled $63.3 million. This amount will be recognized over a remaining weighted average period of 2.7 years.
In addition, during the twelve months ended December 31, 2019, the Company granted 418,674 Performance-Based Restricted Stock Units (“PSUs”). The PSUs have a performance period of January 1, 2019 to December 31, 2021 and vest on April 1, 2022, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1.1 million
for the twelve months ended December 31, 2019, respectively. As of December 31, 2019, the Company believes it is probable that the performance conditions will be met.
NOTE 16: FAIR VALUE MEASUREMENTS
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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2019 and 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,552,623	$—	$—	$1,552,623
GSE CMOs	—	1,801,112	—	—	1,801,112

Total mortgage-related debt securities	$—	$3,353,735	$—	$—	$3,353,735

Other Debt Securities Available for Sale:
U. S. Treasury obligations	$41,839	$—	$—	$—	$41,839
GSE debentures	—	1,094,240	—	—	1,094,240
Asset-backed securities	—	373,254	—	—	373,254
Municipal bonds	—	26,892	—	—	26,892
Corporate bonds	—	867,182	—	—	867,182
Capital trust notes	—	95,915	—	—	95,915

Total other debt securities	$41,839	$2,457,483	$—	$—	$2,499,322

Total debt securities available for sale	$41,839	$5,811,218	$—	$—	$5,853,057

Equity securities:			—	—
Preferred stock	$15,414	$—	$—	$—	$15,414
Mutual funds and common stock	—	17,416	—	—	17,416

Total equity securities	$15,414	$17,416	$—	$—	$32,830

Total securities	$57,253	$5,828,634	$—	$—	$5,885,887

	Fair Value Measurements at December 31, 2018
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,707,521	$—	$—	$1,707,521
GSE CMOs	—	1,252,761	—	—	1,252,761

Total mortgage-related debt securities	$—	$2,960,282	$—	$—	$2,960,282

Other Debt Securities Available for Sale:
GSE debentures	$—	$1,328,927	$—	$—	$1,328,927
Asset-backed securities	—	387,122	—	—	387,122
Municipal bonds	—	66,183	—	—	66,183
Corporate bonds	—	821,715	—	—	821,715
Capital trust notes	—	49,291	—	—	49,291

Total other debt securities	$—	$2,653,238	$—	$—	$2,653,238

Total debt securities available for sale	$—	$5,613,520	$—	$—	$5,613,520

Equity securities:
Preferred stock	$13,846	$—	$—	$—	$13,846
Mutual funds and common stock	—	16,705	—	—	16,705

Total equity securities	$13,846	$16,705	$—	$—	$30,551

Total securities	$13,846	$5,630,225	$—	$—	$5,644,071

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

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Twelve Months Ended December 31,
(in thousands)	2019	2018	2017
Loans held for sale	$—	$—	$899
Mortgage servicing rights	—	(224)	(20,076)

Total loss	$—	$(224)	$(19,177)

(1)	Included in “Non-interest income.”

Assets Measured at Fair Value on a
Non-Recurring
Basis
Certain assets are measured at fair value on a
non-recurring
basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring
basis as of December 31, 2019 and 2018, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$42,767	$42,767
Other assets (2)	—	—	1,481	1,481

Total	$—	$—	$44,248	$44,248

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$38,213	$38,213
Other assets (2)	—	—	1,265	1,265

Total	$—	$—	$39,478	$39,478

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2019 and 2018:

	December 31, 2019
	Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$741,870	$741,870	$741,870		$—		$—
FHLB stock (1)	647,562	647,562	—		647,562		—
Loans and leases, net	41,746,517	41,699,929	—		—		41,699,929
Financial Liabilities:
Deposits	$31,657,132	$31,713,945	$17,442,274	(2)	$14,271,671	(3)	$—
Borrowed funds	14,557,593	14,882,776	—		14,882,776		—
(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2018
	Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,474,955	$1,474,955	$1,474,955		$—		$—
FHLB stock (1)	644,590	644,590	—		644,590		—
Loans and leases, net	40,006,088	39,461,985	—		—		39,461,985
Financial Liabilities:
Deposits	$30,764,430	$30,748,729	$18,570,108	(2)	$12,178,621	(3)	$—
Borrowed funds	14,207,866	14,136,526	—		14,136,526		—
(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.
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
Off-Balance
Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance
sheet financial instruments were insignificant at December 31, 2019 and 2018.
NOTE 17: DIVIDEND RESTRICTIONS
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
Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank
subsidiaries. The Company’s subsidiary bank would require the approval of the Superintendent of the NYSDFS if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in
capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2019, dividends of $
380.0

million were paid by the Bank to the Parent Company; at December 31, 2019, the Bank could have paid additional dividends of $
305.7

million to the Parent Company without regulatory approval.
NOTE 18: PARENT COMPANY-ONLY FINANCIAL INFORMATION
The following tables present the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):
Condensed Statements of Condition

	December 31,
(in thousands)	2019	2018
ASSETS:
Cash and cash equivalents	$183,063	$228,618
Investments in subsidiaries	7,169,066	7,064,341
Receivables from subsidiaries	2,249	6,455
Other assets	23,338	23,724

Total assets	$7,377,716	$7,323,138

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$359,866	$359,508
Subordinated notes	295,066	294,697
Other liabilities	11,090	13,698

Total liabilities	666,022	667,903

Stockholders’ equity	6,711,694	6,655,235

Total liabilities and stockholders’ equity	$7,377,716	$7,323,138

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2019	2018	2017
Interest income	$668	$500	$943
Dividends received from subsidiaries	380,000	380,000	336,000
Other income	716	793	1,700

Gross income	381,384	381,293	338,643
Operating expenses	49,926	59,372	54,333

Income before income tax benefit and equity in underdistributed earnings of subsidiaries	331,458	321,921	284,310
Income tax benefit	13,669	16,616	19,575

Income before equity in underdistributed earnings of subsidiaries	345,127	338,537	303,885
Equity in underdistributed earnings of subsidiaries	49,916	83,880	162,316

Net income	$395,043	$422,417	$466,201

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$395,043	$422,417	$466,201
Change in other assets	386	256	10,122
Change in other liabilities	(2,608)	(1,152)	(36,226)
Other, net	32,776	36,677	36,330
Equity in underdistributed earnings of subsidiaries	(49,916)	(83,880)	(162,316)

Net cash provided by operating activities	375,681	374,318	314,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and repayments of securities	—	—	2,000
Change in receivable from subsidiaries, net	4,206	(1,705)	3,089
Investment in subsidiaries	—	—	(420,000)

Net cash provide d by ( used in ) investing activities	4,206	(1,705)	(414,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchased	(75,220)	(163,249)	(18,463)
Cash dividends paid on common and preferred stock	(350,222)	(365,889)	(356,768)
Proceeds from issuance of preferred stock	—	—	502,840
Proceeds from issuance of subordinated notes	—	294,607	—

Net cash (used in) provided by financing activities	(425,442)	(234,531)	127,609

Net (decrease) i ncrease in cash and cash equivalents	(45,555)	138,082	26,809
Cash and cash equivalents at beginning of year	228,618	90,536	63,727

Cash and cash equivalents at end of year	$183,063	$228,618	$90,536

NOTE 19: CAPITAL
The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Bank.
The following tables present the regulatory capital ratios for the Company at December 31, 2019 and 2018, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,818,311	9.91%	$4,321,151	11.22%	$5,111,990	13.27%	$4,321,151	8.66%
Minimum for capital adequacy purposes	1,733,826	4.50	2,311,768	6.00	3,082,358	8.00	1,996,966	4.00

Excess	$2,084,485	5.41%	$2,009,383	5.22%	$2,029,632	5.27%	$2,324,185	4.66%

	Risk-Based Capital
At December 31, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,806,857	10.55%	$4,309,697	11.94%	$5,112,079	14.16%	$4,309,697	8.74%
Minimum for capital adequacy purposes	1,624,366	4.50	2,165,822	6.00	2,887,763	8.00	1,972,440	4.00

Excess	$2,182,491	6.05%	$2,143,875	5.94%	$2,224,316	6.16%	$2,337,257	4.74%

At December 31, 2019, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by
527
basis points and the fully
phased-in
capital conservation buffer by
277
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
The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 201
9
, the Bank exceeded all the capital adequacy requirements to which they were subject.
As of December 31, 2019, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 risk-based capital ratio of
6.50
%; a minimum tier 1 risk-based capital ratio of
8.00
%; a minimum total risk-based capital ratio of
10.00
%; and a minimum leverage capital ratio of
5.00
%. In the opinion of management, no conditions or events have transpired since December 31, 2019 to change these capital adequacy classifications.
The following tables present the actual capital amounts and ratios for the Bank at December 31, 2019 and 2018 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

	Risk-Based Capital
At December 31, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,785,217	12.42%	$4,785,217	12.42%	$4,933,900	12.81%	$4,785,217	9.59%
Minimum for capital adequacy purposes	1,733,085	4.50	2,310,780	6.00	3,081,040	8.00	1,996,288	4.00

Excess	$3,052,132	7.92%	$2,474,437	6.42%	$1,852,860	4.81%	$2,788,929	5.59%

	Risk-Based Capital
At December 31, 2018	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,725,497	13.10%	$4,725,497	13.10%	$4,886,450	13.54%	$4,725,497	9.58%
Minimum for capital adequacy purposes	1,623,575	4.50	2,164,766	6.00	2,886,355	8.00	1,972,625	4.00

Excess	$3,101,922	8.60%	$2,560,731	7.10%	$2,000,095	5.54%	$2,752,872	5.58%

Preferred Stock
On March 17, 2017, the Company issued
20,600,000
depositary shares, each representing a 1/40th interest in a share of the Company’s
Fixed-to-Floating
Rate Series A Noncumulative Perpetual Preferred Stock, par value $
0.01
per share, with a liquidation preference of $
1,000
per share (equivalent to $
25
per depositary share). Dividends will accrue on the depositary shares at a fixed rate equal to
6.375
% per annum until March 17, 2027, and a floating rate equal to Three-month LIBOR plus 382.1 basis points per annum beginning on March 17, 2027.
Dividends will be payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017.
Treasury Stock Repurchases
On October 23, 2018, the Board of Directors approved the repurchase of up to $
300
 million of the Company’s outstanding common stock. During the years ended December 31, 2019 and 2018, the Company repurchased
7.1
 million and
16.8
 million shares, at a cost of $
67.1
 million and $
160.8
 million, respectively.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
New York Community Bancorp, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year
period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year
period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting
.
Basis for Opinion
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to commercial loans collectively evaluated for impairment
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s allowance for loan losses related to commercial loans collectively evaluated for impairment (ALLL), which includes multi-family, commercial real estate, commercial and industrial, and acquisition, development, and construction loan segments, was $146.4 million of the $147.6 million total allowance for loan losses as of December 31, 2019. The Company estimated the ALLL using historical losses and estimated historical loss emergence periods for each loan segment, which are further segmented by loan grades. Such amounts are subsequently adjusted for certain qualitative factors.
We identified the assessment of the ALLL as a critical audit matter because it involved significant measurement uncertainty requiring a high degree of auditor judgment, and knowledge and experience in the industry. This assessment encompassed the evaluation of the ALLL methodology, inclusive of the methodologies used to estimate (1) the historical losses and their key factors and assumptions, including loan grades, the look-back period, the loss emergence periods, and (2) the qualitative factors.
The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the (1) development and approval of the ALLL methodology, (2) determination of the key factors and assumptions used to estimate the historical loss rates, (3) development of the qualitative factors and (4) analysis of the ALLL results, trends, and ratios. We tested the Company’s process to develop the ALLL estimate. Specifically, we tested the sources of data and assumptions that the Company used by considering whether they were relevant and reliable, and whether additional factors and alternative assumptions should be used. We evaluated trends in the total ALLL, including the qualitative factors, for consistency with trends in the loan portfolio growth and credit performance. We tested the look-back period, by evaluating (1) if the loss data in the look-back period is representative of the credit characteristics of the current loan portfolio and (2) the sufficiency of the loss data within the look-back period. We tested the qualitative factor methodology and related factors by:
•	evaluating the metrics, including the relevance of sources of data and assumptions, used to allocate the qualitative factors, and

•	analyzing the determination of each qualitative factor.

We involved credit risk professionals with specialized industry knowledge and experience, who assisted in evaluating the:
•	Company’s ALLL methodology for compliance with U.S. generally accepted accounting principles,

•	maximum qualitative factors on the highest losses over the course of the look-back period,

•	length of the look-back period,

•	methodology used to develop the loss emergence period assumption,

•	individual loan grades for a selection of loans by evaluating the financial performance of the borrower and the underlying collateral, and

•	methodology used to develop the resulting qualitative factors and effect of those factors on the ALLL compared to relevant credit risk factors and credit trends.

We have served as the Company’s auditor since 1993.

New York, New York
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
New York Community Bancorp, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited New York Community Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 28, 2020

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
As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in
Internal Control—Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2019 was effective using this criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2019, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2020 (hereafter referred to as our “2020 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.
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

Information regarding executive compensation appears in our 2020 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	2,507,490
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	2,507,490

Information relating to the security ownership of certain beneficial owners and management appears in our 2020 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions, and director independence, appears in our 2020 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal accounting fees and services appears in our 2020 Proxy Statement under the caption “Audit and
Non-Audit
Fees,” and is incorporated herein by this reference.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed As Part of This Report
1. Financial Statements
The following are incorporated by reference from Item 8 hereof:
•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Statements of Condition at December 31, 2019 and 2018;
•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2019;
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2019;
•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2019; and
•	Notes to the Consolidated Financial Statements.
The following are incorporated by reference from Item 9A hereof:
•	Management’s Report on Internal Control over Financial Reporting; and
•	Changes in Internal Control over Financial Reporting.
2. Financial Statement Schedules
Financial statement schedules have been omitted because they are not applicable or because the required information is provided in the Consolidated Financial Statements or Notes thereto.
3. Exhibits Required by Securities and Exchange Commission Regulation
S-K
The following exhibits are filed as part of this Form
10-K,
and this list includes the Exhibit Index.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation(2)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation(3)

3.4
Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017(4)

3.5	Amended and Restated Bylaws(5)

4.1	Specimen Stock Certificate(6)

4.2
Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein(7)

4.3	Form of certificate representing the Series A Preferred Stock(7)

4.4	Form of depositary receipt representing the Depositary Shares(7)

4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934

4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto*(8)

10.2	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)*(9)

10.3(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers* (10)

10.4(P)	Form of Queens County Savings Bank Employee Severance Compensation Plan* (10)

10.5(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan* (10)

10.6(P)	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust* (10)

10.7(P)	Incentive Savings Plan of Queens County Savings Bank* (11)

10.8(P)	Retirement Plan of Queens County Savings Bank* (10)

10.9(P)	Supplemental Benefit Plan of Queens County Savings Bank* (12)

10.10(P)	Excess Retirement Benefits Plan of Queens County Savings Bank* (10)

10.11(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan* (10)

10.12	New York Community Bancorp, Inc. Management Incentive Compensation Plan*(13)

10.13	New York Community Bancorp, Inc. 2006 Stock Incentive Plan*(13)

10.14	New York Community Bancorp, Inc. 2012 Stock Incentive Plan*(14)

10.15
Underwriting Agreement, dated November 1, 2018, by and among the Registrant and Goldman Sachs & Co., Sandler O’Neill & Partners, L.P., Credit Suisse Securities (USA) LLC, Jeffries LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters listed therein(15)

10.16	Consulting Agreement between New York Community Bancorp, Inc. and James J. Carpenter*

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 28, 2020 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101
The following materials from the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management plan or compensation plan arrangement.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(4)	Incorporated herein by reference to 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565)
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017 (File No. 1-31565)
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-k filed with the Securities and Exchange Commission on March 9, 2006
(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512
(10)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682
(12)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(13)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006
(14)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012
(15)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2018 (File No. 1-31565)
ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2020	New York Community Bancorp, Inc.
(Registrant)

/s/ Joseph R. Ficalora
Joseph R. Ficalora
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph R. Ficalora	2/28/20	/s/ Thomas R. Cangemi	2/28/20
Joseph R. Ficalora		Thomas R. Cangemi
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ John J. Pinto	2/28/20
John J. Pinto
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Dominick Ciampa	2/28/20	/s/ Hanif W. Dahya	2/28/20
Dominick Ciampa		Hanif W. Dahya
Chairman of the Board of Directors		Director

/s/ Leslie D. Dunn	2/28/20	/s/ Michael J. Levine	2/28/20
Leslie D. Dunn		Michael J. Levine
Director		Director

/s/ James J. O’Donovan	2/28/20	/s/ Lawrence Rosano, Jr.	2/28/20
James J. O’Donovan		Lawrence Rosano, Jr.
Director		Director

/s/ Ronald A. Rosenfeld	2/28/20	/s/ Lawrence J. Savarese	2/28/20
Ronald A. Rosenfeld		Lawrence J. Savarese
Director		Director

/s/ John M. Tsimbinos	2/28/20	/s/ Robert Wann	2/28/20
John M. Tsimbinos		Robert Wann
Director		Senior Executive Vice President, Chief Operating Officer, and Director