Form 10-Q
period 2020-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2020-05-11
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
(Registrant’s telephone number, including area code) (516)
 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiES SM	NYCB PU	New York Stock Exchange
Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, $0.01 par value	NYCB PA	New York Stock Exchange

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
of the Exchange Act).    Yes
☐
    No
☒
463,937,039
Number of shares of common stock outstanding at May 4, 2020

NEW YORK COMMUNITY BANCORP, INC.
FORM
10-Q
Quarter Ended March 31, 2020

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
ASU—Accounting Standards Update
BOLI—Bank-owned life insurance
BP—Basis point(s)
CARES Act—Coronavirus Aid, Relief, and Economic Security Act
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
OREO—Other real estate owned
ROU—Right of use asset
SEC—U.S. Securities and Exchange Commission
SIFI—Systemically Important Financial Institution
TDRs—Troubled debt restructurings

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(in thousands, except share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Cash and cash equivalents	$1,334,206	$741,870
Securities:
Debt securities available-for-sale ($1,447,566 and $1,372,238 pledged at March 31, 2020 and December 31, 2019, respectively) (Allowance for credit losses of $0,000 at March 31, 2020)	5,455,245	5,853,057
Equity investments with readily determinable fair values, at fair value	32,616	32,830

Total securities	5,487,861	5,885,887

Loans and leases held for investment, net of deferred loan fees and costs	42,291,759	41,894,155
Less: Allowance for loan and lease losses	(162,244)	(147,638)

Total loans and leases held for investment, net	42,129,515	41,746,517
Federal Home Loan Bank stock, at cost	663,870	647,562
Premises and equipment, net	306,657	312,626
Operating lease right-of-use assets	281,873	286,194
Goodwill	2,426,379	2,426,379
Bank-owned life insurance	1,152,444	1,145,058
Other real estate owned and other repossessed assets	9,526	12,268
Other assets	468,762	436,460

Total assets	$54,261,093	$53,640,821

Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$10,181,252	$10,230,144
Savings accounts	4,955,670	4,780,007
Certificates of deposit	14,142,212	14,214,858
Non-interest-bearing accounts	2,693,632	2,432,123

Total deposits	31,972,766	31,657,132

Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,477,661	13,102,661
Repurchase agreements	800,000	800,000

Total wholesale borrowings	14,277,661	13,902,661
Junior subordinated debentures	359,961	359,866
Subordinated notes	295,205	295,066

Total borrowed funds	14,932,827	14,557,593

Operating lease liabilities	281,853	285,991
Other liabilities	436,262	428,411

Total liabilities	47,623,708	46,929,127

Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 466,360,703 and 467,346,781 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,101,540	6,115,487
Retained earnings	344,344	342,023
Treasury stock, at cost (24,078,367 and 23,092,289 shares, respectively)	(235,678)	(220,717)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $(4,607) and $(9,424), respectively	12,740	25,440
Net unrealized loss on pension and post-retirement obligations, net of tax of $21,685 and $22,191, respectively	(57,803)	(59,136)
Net unrealized (loss) gain on cash flow hedges, net of tax of $13,242 and $(333), respectively	(35,502)	853

Total accumulated other comprehensive loss, net of tax	(80,565)	(32,843)

Total stockholders’ equity	6,637,385	6,711,694

Total liabilities and stockholders’ equity	$54,261,093	$53,640,821

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Interest Income:
Loans and leases	$391,911	$379,790
Securities and money market investments	49,131	66,384

Total interest income	441,042	446,174

Interest Expense:
Interest-bearing checking and money market accounts	28,564	50,159
Savings accounts	8,934	8,083
Certificates of deposit	79,555	67,775
Borrowed funds	79,522	78,832

Total interest expense	196,575	204,849

Net interest income	244,467	241,325
Provision for (recovery of) credit losses	20,601	(1,222)

Net interest income after provision for (recovery of) credit losses	223,866	242,547

Non-Interest Income:
Fee income	7,018	7,228
Bank-owned life insurance	7,389	6,975
Net gain on securities	534	6,987
Other	1,958	3,595

Total non-interest income	16,899	24,785

Non-Interest Expense:
Operating expenses:
Compensation and benefits	79,451	81,440
Occupancy and equipment	17,875	22,962
General and administrative	28,196	34,365

Total non-interest expense	125,522	138,767

Income before income taxes	115,243	128,565
Income tax expense	14,915	30,988

Net income	$100,328	$97,577
Preferred stock dividends	8,207	8,207

Net income available to common shareholders	$92,121	$89,370

Basic earnings per common share	$0.20	$0.19

Diluted earnings per common share	$0.20	$0.19

Net income	$100,328	$97,577
Other comprehensive (loss) income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $4,611; and $(12,868), respectively	(12,157)	32,755
Change in pension and post-retirement obligations, net of tax of $(19); and $(16), respectively	45	37
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $13,397	(35,888)	—
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $206; and $1,517, respectively	(543)	(3,892)
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax of $178	(467)	—
Reclassification adjustment for defined benefit pension plan, net of tax of $(487) and $(695), respectively	1,288	1,783

Total other comprehensive (loss) income, net of tax	(47,722)	30,683

Total comprehensive income, net of tax	$52,606	$128,260

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Preferred Stock (Par Value: $0.01):
Balance at beginning of year	$502,840	$502,840

Balance at end of period	502,840	502,840

Common Stock (Par Value: $0.01):
Balance at beginning of year	4,904	4,904

Balance at end of period	4,904	4,904

Paid-in Capital in Excess of Par:
Balance at beginning of year	6,115,487	6,099,940
Shares issued for restricted stock awards, net of forfeitures	(22,198)	(15,058)
Compensation expense related to restricted stock awards	8,251	7,910

Balance at end of period	6,101,540	6,092,792

Retained Earnings:
Balance at beginning of year	342,023	297,202
Net income	100,328	97,577
Dividends paid on common stock ($0.17 per share)	(79,332)	(79,340)
Dividends paid on preferred stock ($15.94 per share)	(8,207)	(8,207)
Effect of adopting ASU No. 2016-13	(10,468)	—

Balance at end of period	344,344	307,232

Treasury Stock, at Cost:
Balance at beginning of year	(220,717)	(161,998)
Purchase of common stock (3,307,183 and 7,816,228, respectively)	(37,159)	(74,788)
Shares issued for restricted stock awards (2,321,105 and 1,515,760, respectively)	22,198	15,058

Balance at end of period	(235,678)	(221,728)

Accumulated Other Comprehensive Loss, Net of Tax:
Balance at beginning of year	(32,843)	(87,653)
Other comprehensive (loss) income, net of tax	(47,722)	30,683

Balance at end of period	(80,565)	(56,970)

Total stockholders’ equity	$6,637,385	$6,629,070

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$100,328	$97,577
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	20,601	(1,222)
Depreciation	6,407	6,950
Amortization of discounts and premiums, net	6,384	1,195
Net gain on sales of securities	(534)	(5,409)
Gain on trading activity	—	(35)
Net loss on sales of loans	4	10
Stock-based compensation	8,251	7,910
Deferred tax expense	44,465	2,811
Changes in operating assets and liabilities:
Increase in other assets (1)	(34,397)	15,797
Decrease in other liabilities (2)	(20,813)	32,818
Purchases of securities held for trading	—	(22,500)
Proceeds from sales of securities held for trading	—	22,535

Net cash provided by operating activities	130,696	158,437

Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	428,098	316,103
Proceeds from sales of securities available for sale	369,972	272,849
Purchase of securities available for sale	(483,789)	(655,425)
Redemption of Federal Home Loan Bank stock	72,567	58,643
Purchases of Federal Home Loan Bank stock	(88,875)	(2,250)
Proceeds from bank-owned life insurance, net	1,772	2,664
Proceeds from sales of loans	3,124	29,326
Purchases of loans	(26,300)	—
Other changes in loans, net	(380,427)	(391,409)
Purchase of premises and equipment, net	(438)	1,946

Net cash used in investing activities	(104,296)	(367,553)

Cash Flows from Financing Activities:
Net increase in deposits	315,634	836,695
Net increase in short-term borrowed funds	1,350,000	—
Proceeds from long-term borrowed funds	2,150,000	749,820
Repayments of long-term borrowed funds	(3,125,000)	(1,700,000)
Cash dividends paid on common stock	(79,332)	(79,340)
Cash dividends paid on preferred stock	(8,207)	(8,207)
Treasury stock repurchased	(28,924)	(67,125)
Payments relating to treasury shares received for restricted stock award tax payments	(8,235)	(7,663)

Net cash provided by (used in) financing activities	565,936	(275,820)

Net increase (decrease) in cash, cash equivalents, and restricted cash	592,336	(484,936)
Cash, cash equivalents, and restricted cash at beginning of period	741,870	1,474,955

Cash, cash equivalents, and restricted cash at end of period	$1,334,206	$990,019

Supplemental information:
Cash paid for interest	$202,459	$187,890
Cash paid for income taxes	10,000	5,908
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$120	$2,840
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	—	324,360
Securitization of residential mortgage loans to mortgage-backed securities available for sale	26,300	—
Transfer of loans from held for investment to held for sale	3,124	29,336
Dispositions of premises and equipment	—	1,245
Shares issued for restricted stock awards	22,198	15,058

(1)	Includes $4.1 million and $11.7 million of amortization of operating lease right-of-use assets for the three months ended March 31, 2020 and March 31, 2019, respectively.

(2)	Includes $4.1 million and $11.7 million of amortization of operating lease liability for the three months ended March 31, 2020 and March 31, 2019, respectively.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.
Organization, Basis of Presentation, and Recently Adopted Accounting Standards
Organization
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
The Bank currently operates 237 branches, 19 of which operate directly under the Community Bank name. The remaining 218 Community Bank branches operate through eight divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.
Basis of Presentation
The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are particularly susceptible to change in the near term are used in connection with the determination of the allowance for credit losses and the evaluation of goodwill for impairment.
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
Recently Adopted Accounting Standards
The Company adopted ASU No. 2020-04 upon issuance. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. If certain criteria are met, the amendments allow exceptions to the designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. The Company will continue to assess the impact as the reference rate transition occurs over the next two years.
The Company adopted ASU No.
 2016-13,
Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its amendments, (“ASU No. 2016-13”) on January 1, 2020. ASU No.
 2016-13
amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale
debt securities. For assets held at amortized cost, ASU No.
 2016-13
eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments in ASU No.
 2016-13
replace the incurred loss impairment methodology with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets to present the net amount expected to be collected. For available-for-sale
debt securities, credit losses will be presented as an allowance rather than as a write-down. The amendments affected loans, debt securities, trade receivables, off-balance
sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.
The Company adopted ASU No.
 2016-13
on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the adoption date and, accordingly, the Company recorded a net of tax decrease of $10.5 million to retained earnings as of January 1, 2020. The results for prior period amounts continue to be reported in accordance with previously applicable GAAP. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the effective date of ASU No.
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

The following table illustrates the impact of ASU No.
 2016-13:

(in thousands)	As Reported Under ASU 2016-13	Pre-ASU 2016-13	Impact of ASU 2016-13 Adoption
Assets:
Allowance for credit losses on debt securities available for sale:
Mortgage-backed securities	$—	$—	$—
Debt securities	—	—	—

Total allowance for credit losses on securities available for sale	$—	$—	$—

Loans
Multi-family	$104,918	$96,751	$8,167
Commercial real estate	12,543	20,744	(8,201)
One-to-four family	1,655	1,051	604
Acquisition, development, and construction	3,678	4,148	(470)
Commercial and industrial	26,613	24,819	1,794
Other	142	125	17

Total allowance for loan and lease losses	$149,549	$147,638	$1,911

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$12,990	$461	$12,529

Equity:
Decrease in retained earnings, before tax			$14,440

The Company adopted ASU No.
 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. The purpose of ASU No.
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
The Company adopted, on a prospective basis, ASU No.
 2017-04,
Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. ASU No.
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
 2017-04
does not amend the optional qualitative assessment of goodwill impairment. The impact of this adoption on the Company’s Consolidated Statements of Condition, results of operations, or cash flows will be dependent upon goodwill impairment determinations made after
January 1, 2020.
The adoption of ASU 2017-04 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. During the three months ended March 31, 2020, the Company assessed the current environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of its reporting unit. After consideration of the items above and the first quarter 2020 results, the Company determined it was not more-likely-than-not that the fair value of its reporting unit was below its book value as of March 31, 2020.
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
The following table presents the Company’s computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2020	2019
Net income available to common shareholders	$92,121	$89,370
Less: Dividends paid on and earnings allocated to participating securities	(1,170)	(1,119)

Earnings applicable to common stock	$90,951	$88,251

Weighted average common shares outstanding	464,993,970	465,493,702

Basic earnings per common share	$0.20	$0.19

Earnings applicable to common stock	$90,951	$88,251

Weighted average common shares outstanding	464,993,970	465,493,702
Potential dilutive common shares	418,674	—

Total shares for diluted earnings per common share computation	465,412,644	465,493,702

Diluted earnings per common share and common share equivalents	$0.20	$0.19

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(in thousands)	For the Three Months Ended March 31, 2020
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$749	Net gain on securities
	(206)	Income tax expense

	$543	Net gain on securities, net of tax

Unrealized gains on cash flow hedges:	$645	Interest expense
	(178)	Income tax expense

	$467	Net gain on cash flow hedges, net of tax

Amortization of defined benefit pension plan items:
Past service liability	$62	Included in the computation of net periodic credit (2)
Actuarial losses	(1,837)	Included in the computation of net periodic cost (2)

	(1,775)	Total before tax
	487	Income tax benefit

	$(1,288)	Amortization of defined benefit pension plan items, net of tax

Total reclassifications for the period	$(278)

(1)	Amounts in parentheses indicate expense items.

(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities
The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,421,081	$72,190	$2	$1,493,269
GSE CMOs	1,869,386	50,700	5,813	1,914,273

Total mortgage-related debt securities	$3,290,467	$122,890	$5,815	$3,407,542

Other D ebt Securities:
U. S. Treasury obligations	$61,812	$172	$3	$61,981
GSE debentures	717,495	7,737	—	725,232
Asset-backed securities (1)	383,289	—	27,906	355,383
Municipal bonds	26,745	615	614	26,746
Corporate bonds	854,336	8,874	70,376	792,834
Capital trust notes	95,195	5,140	14,808	85,527

Total other debt securities	$2,138,872	$22,538	$113,707	$2,047,703

Total debt securities available for sale	$5,429,339	$145,428	$119,522	$5,455,245

Equity S ecurities:
Preferred stock	$15,292	$—	$451	$14,841
Mutual funds and common stock (2)	16,871	904	—	17,775

Total equity securities	$32,163	$904	$451	$32,616

Total securities (3)	$5,461,502	$146,332	$119,973	$5,487,861

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	Primarily consists of mutual funds that are CRA-qualified investments.
(3)	Excludes accrued interest receivable of $20.6 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,530,317	$26,069	$3,763	$1,552,623
GSE CMOs	1,783,440	21,213	3,541	1,801,112

Total mortgage-related debt securities	$3,313,757	$47,282	$7,304	$3,353,735

Other Debt Securities:
U.S. Treasury obligations	$41,820	$19	$—	$41,839
GSE debentures	1,093,845	5,707	5,312	1,094,240
Asset-backed securities (1)	384,108	—	10,854	373,254
Municipal bonds	26,808	559	475	26,892
Corporate bonds	854,195	15,970	2,983	867,182
Capital trust notes	95,100	7,121	6,306	95,915

Total other debt securities	$2,495,876	$29,376	$25,930	$2,499,322

Total other securities available for sale	$5,809,633	$76,658	$33,234	$5,853,057

Equity S ecurities:
Preferred stock	$15,292	$122	$—	$15,414
Mutual funds and common stock (2)	16,871	718	173	17,416

Total equity securities	$32,163	$840	$173	$32,830

Total securities (3)	$5,841,796	$77,498	$33,407	$5,885,887

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	Primarily consists of mutual funds that are CRA-qualified investments.
(3)	Excludes accrued interest receivable of $24.4 million included in other assets in the Consolidated Statements of Condition.

At March 31, 2020 and December 31, 2019, respectively, the Company had $663.9 million and $647.6 million of
FHLB-NY
stock, at cost. The Company maintains an investment in
FHLB-NY
stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.
The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale
securities during the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Gross proceeds	$369,972	$272,849
Gross realized gains	1,811	5,409
Gross realized losses	1,062	—
Net unrealized losses on equity securities recognized in earnings for the three months ended March 31, 2020 were $215,000. Net unrealized gains on equity securities recognized in earnings for the three months ended March 31, 2019 were $1.6 million.

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2020:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$60,163	3.37%	$61,812	0.94%	$149	6.66%	$13,993	3.79%	$136,509
Due from one to five years	587,661	3.01	32,874	3.48	—	—	179,651	3.18	816,790
Due from five to ten years	255,806	3.30	463,621	3.24	20,711	3.49	749,026	2.97	1,457,756
Due after ten years	2,386,837	2.79	221,000	2.53	5,885	3.33	390,150	1.93	3,044,190

Total debt securities available for sale	$3,290,467	2.88%	$779,307	2.87%	$26,745	3.47%	$1,332,820	2.70%	$5,455,245

(1)	Not presented on a tax-equivalent basis.

(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2020:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Treasury obligations	$9,997	$3	$—	$—	$9,997	$3
GSE certificates	2,061	2	—	—	2,061	2
GSE CMOs	314,957	2,795	191,806	3,018	506,763	5,813
Asset-backed securities	124,435	7,341	230,949	20,565	355,384	27,906
Municipal bonds	—	—	9,156	614	9,156	614
Corporate bonds	473,280	40,174	219,798	30,202	693,078	70,376
Capital trust notes	42,500	4,349	33,385	10,459	75,885	14,808
Equity securities	14,841	451	—	—	14,841	451

Total temporarily impaired securities	$982,071	$55,115	$685,094	$64,858	$1,667,165	$119,973

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2019:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$11,917	$—	$—	$—	$11,917	$—
U. S. Government agency and GSE obligations	297,179	3,916	138,189	1,396	435,368	5,312
GSE certificates	396,930	3,718	7,542	45	404,472	3,763
GSE CMOs	609,502	2,582	133,955	959	743,457	3,541
Asset-backed securities	256,619	10,854	116,635	—	373,254	10,854
Municipal bonds	—	—	9,349	475	9,349	475
Corporate bonds	99,300	700	172,717	2,283	272,017	2,983
Capital trust notes	—	—	37,525	6,306	37,525	6,306
Equity securities	—	—	11,633	173	11,633	173

Total temporarily impaired securities	$1,671,447	$21,770	$627,545	$11,637	$2,298,992	$33,407

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2020 consisted of five agency collateralized mortgage obligations, five capital trusts notes, seven asset
-
backed securities, three corporate bonds, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2019 consisted of seven US Government agency securities, five capital trusts notes, three agency mortgage-related securities, three agency CMOs, three asset
-
backed securities, two corporate bonds, one municipal bond, and one mutual fund.

The Company evaluates
available-for-sale
debt securities in unrealized loss positions at least quarterly to determine if an allowance for credit losses is required. Based on an evaluation of available information about past events, current conditions, and reasonable and supportable forecasts that are relevant to collectability, the Company has concluded that it expects to receive all contractual cash flows from each security held in its available-for-sale securities portfolio.
We first assess whether (i) we intend to sell, or (ii) it is more likely than not that we wil
l be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized all ow
ances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria are met, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.
None of the unrealized losses identified as of March 31, 2020 or December 31, 2019 relate to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the three months ended March 31, 2020.
Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale
securities from the estimate of credit losses.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status.

Note 5. Loans and Leases
The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$31,271,073	74.04%	$31,158,672	74.46%
Commercial real estate	7,034,720	16.67	7,081,910	16.93
One-to-four family	352,301	0.83	380,361	0.91
Acquisition, development, and construction	130,675	0.30	200,596	0.48

Total mortgage loans held for investment (1)	38,788,769	91.84	$38,821,539	92.78

Other Loans:
Commercial and industrial	1,953,431	4.62	1,742,380	4.16
Lease financing, net of unearned income of $106,450 and $104,826, respectively	1,484,263	3.52	1,271,998	3.04

Total commercial and industrial loans (2)	3,437,694	8.14	3,014,378	7.20
Other	9,514	0.02	8,102	0.02

Total other loans held for investment (1)	3,447,208	8.16	3,022,480	7.22

Total loans and leases held for investment	$42,235,977	100.00%	$41,844,019	100.00%

Net deferred loan origination costs	55,782		50,136
Allowance for loan and lease losses	(162,244)		(147,638)

Total loans and leases held for investment, net	$42,129,515		$41,746,517

(1)	Excludes accrued interest receivable of $119.6 million and $116.9 million at March 31, 2020 and December 31, 2019, respectively, which
is included in other assets in the Consolidated Statements of Condition.

(2)	Includes specialty finance loans and leases of $3.0 billion and $2.6 billion, respectively, at March 31, 2020 and December 31, 2019, and other C&I loans of $432.8 million and $420.1 million, respectively, at March 31, 2020 and December 31, 2019.

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
To minimize the risk involved in specialty finance lending and leasing, the Company participates in syndicated loans that are brought to it, and equipment loans and leases that are assigned to it, by a select group of nationally recognized sources who have long-term relationships with its experienced lending officers. Each of these credits is secured with a perfected first security interest in or outright ownership of the underlying collateral, and structured as senior debt or as a non-cancelable
lease. To further minimize the risk involved in specialty finance lending and leasing, each transaction is re-underwritten.
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
Included in loans held for investment at March 31, 2020 and December 31, 2019, were mortgage loans of $38.1 million and $38.2 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.
Asset Quality
A loan generally is classified as a
non-accrual
loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual
status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual
loans is recorded when received in cash. At March 31, 2020 and December 31, 2019, all of our non-performing
loans were
non-accrual
loans.
The following table presents information regarding the quality of the Company’s loans held for investment at March 31, 2020:

(in thousands)	Loans 30-89 Days Past Due	Non-Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$2,679	$4,242	$—	$6,921	$31,264,152	$31,271,073
Commercial real estate	97	16,101	—	16,198	7,018,522	7,034,720
One-to-four family	—	1,721	—	1,721	350,580	352,301
Acquisition, development, and construction	—	—	—	—	130,675	130,675
Commercial and industrial (1) (2)	38	27,060	—	27,098	3,410,596	3,437,694
Other	14	158	—	172	9,342	9,514

Total	$2,828	$49,282	$—	$52,110	$42,183,867	$42,235,977

(1)	Includes $22.9 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.

(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non-Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,131	$5,407	$—	$6,538	$31,152,134	$31,158,672
Commercial real estate	2,545	14,830	—	17,375	7,064,535	7,081,910
One-to-four family	—	1,730	—	1,730	378,631	380,361
Acquisition, development, and construction	—	—	—	—	200,596	200,596
Commercial and industrial (1) (2)	—	39,024	—	39,024	2,975,354	3,014,378
Other	44	252	—	296	7,806	8,102

Total	$3,720	$61,243	$—	$64,963	$41,779,056	$41,844,019

(1)	Includes $0 and $30.4 million of taxi medallion-related loans that were 30 to 89 days past due and 90 days or more past due, respectively.

(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at March 31, 2020:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,051,107	$6,810,593	$348,953	$97,390	$38,308,043	$3,370,054	$9,356	$3,379,410
Special mention	181,529	156,623	1,627	33,285	373,064	22,228	—	22,228
Substandard	38,437	67,504	1,721	—	107,662	45,412	158	45,570
Doubtful	—	—	—	—	—	—	—	—

Total	$31,271,073	$7,034,720	$352,301	$130,675	$38,788,769	$3,437,694	$9,514	$3,447,208

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi-Family	Commercial Real Estate	One-to-Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial (1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$30,903,657	$6,902,218	$377,883	$158,751	$38,342,509	$2,960,557	$7,850	$2,968,407
Special mention	239,664	104,648	748	41,456	386,516	1,588	—	1,588
Substandard	15,351	75,044	1,730	389	92,514	52,233	252	52,485
Doubtful	—	—	—	—	—	—	—	—

Total	$31,158,672	$7,081,910	$380,361	$200,596	$38,821,539	$3,014,378	$8,102	$3,022,480

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

The following
table
presents
,
by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2020.

(in thousands)	Vintage Year
Risk Rating Group	2020	2019	2018	2017	2016	Prior To 2016	Revolving Loans	Total
Pass	$1,810,786	$7,073,176	$7,192,253	$5,482,863	$4,316,731	$12,434,784	$25,270	$38,335,863
Special Mention	—	8,190	37,739	59,749	145,622	121,180	790	373,270
Substandard	—	—	4,533	616	25,322	76,424	—	106,895

Total mortgage loans	$1,810,786	$7,081,366	$7,234,525	$5,543,228	$4,487,675	$12,632,388	$26,060	$38,816,028
Pass	237,490	975,096	229,159	251,133	174,287	164,021	1,381,655	3,412,841
Special Mention	—	—	—	—	—	—	22,176	22,176
Substandard	1,095	9,050	4,638	17,041	4,200	4,536	154	40,714
Total other loans	238,585	984,146	233,797	268,174	178,487	168,557	1,403,985	3,475,731

Total	$2,049,371	$8,065,512	$7,468,322	$5,811,402	$4,666,162	$12,800,945	$1,430,045	$42,291,759

When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral adjusted for selling costs. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, the collateral-dependent practical expedient has been elected and expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. For
CRE
loans, collateral properties include office buildings, warehouse/distribution buildings, shopping centers, apartment buildings, residential and commercial tract development. The primary source of repayment on these loans is expected to come from the sale, permanent financing or lease of the real property collateral. CRE loans are impacted by fluctuations in collateral values, as well as the ability of the borrower to obtain permanent financing.
The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of March 31, 2020:

	Collateral Type
(in thousands)	Real Property	Other
Multi-family	$2,413	$—
Commercial real estate	29,885	—
One-to-four family	577	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	41,144
Other	—	154

Total collateral-dependent loans held for investment	$32,875	$41,298

Other collateral primarily consists of taxi medallions, cash, accounts receivable and inventory.
There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three months ended March 31, 2020.

Troubled Debt Restructurings
The Company is required to account for certain loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constitutes a TDR if the Company grants a concession to a borrower experiencing financial difficulty. A loan modified as a TDR generally is placed on non-accrual
status until the Company determines that future collection of principal and interest is reasonably assured, which requires, among other things, that the borrower demonstrate performance according to the restructured terms for a period of at least six consecutive months. In determining the
Company’s allowance for loan and lease losses, reasonably expected TDRs are individually evaluated and consist of criticized, classified, or maturing loans that will have a modification processed within the next three months.

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2020, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $25.4 million; loans on which forbearance agreements were reached amounted to $4.2 million.
The CARES Act was enacted on March 27, 2020. Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease
(“COVID-19”);
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. Additionally, other short-term modifications made on a good faith basis in response to
COVID-19
to borrowers who were current prior to any relief are not TDRs under ASC Subtopic
310-40.
This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The following table presents information regarding the Company’s TDRs as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(in thousands)	Accruing	Non-Accrual	Total	Accruing	Non-Accrual	Total
Loan Category:
Multi-family	$—	$2,412	$2,412	$—	$3,577	$3,577
Commercial real estate	—	—	—	—	—	—
One-to-four family	—	577	577	—	584	584
Acquisition, development, and construction	—	—	—	389	—	389
Commercial and industrial (1)	865	25,621	26,486	865	35,084	35,949
Other	—	154	154	—	—	—

Total	$865	$28,764	$29,629	$1,254	$39,245	$40,499

(1)	Includes $21.4 million and $27.3 million of taxi medallion-related loans at March 31, 2020 and December 31, 2019, respectively

The eligibility of a borrower for
work-out
concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.
The financial effects of the Company’s TDRs for the three months ended March 31, 2020 and 2019 are summarized as follows:

	For the Three Months Ended March 31, 2020
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Commercial and industrial and other	8	$1,920	$1,572	3.29%	3.24%	$348	$—

	For the Three Months Ended March 31, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Pre-Modification	Post- Modification	Charge-off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	15	$4,194	$3,088	3.26%	2.98%	$1,106	$—

At March 31, 2020, five C&I loans and one
1-4
family residential loan, in the amounts of $600,000 and $140,000 have been modified as a TDR during the twelve months ended at that date, and was in payment default. At March 31, 2019, three C&I loans, in the amount of $566,000 that had been modified as TDR
s
during the twelve months ended at that date and were in payment default.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification.
Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. However, the Company does consider a loan with multiple modifications or forbearance periods to be in default, and would also consider a loan to be in default if the borrower were in bankruptcy or if the loan were partially charged off subsequent to modification. Management takes into consideration all TDR modifications in determining the appropriate level of the allowance.
Note 6. Allowance for Loan and Lease Losses
Allowance for Credit Losses on Loans and Leases
The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	For the Three Months Ended March 31,
	2020			2019
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,695	$24,943	$147,638	$130,983	$28,837	$159,820
Impact of CECL adoption	(178)	2,089	1,911	—	—	—
Charge-offs	—	(10,385)	(10,385)	—	(2,079)	(2,079)
Recoveries	11	178	189	7	110	117
(Recovery of) provision for credit losses on loans	18,786	4,105	22,891	(2,224)	1,002	(1,222)

Balance, end of period	$141,314	$20,930	$162,244	$128,766	$27,870	$156,636

ASU
No.
2016-13
replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance
sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842.
The allowance for loan and lease losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting probability-of-default,
loss-given-default and
exposure-at-default
depending on economic parameters for each month of the remaining contractual term. Economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s reasonable and supportable forecast period reverts to a historical norm based on inputs within
36
months. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for loan and lease losses, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter, we reassess the appropriateness of the reasonable and supportable period, the reversion period and historical mean at the Classes of Financing Receivable (“CFR”) level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
The allowance for loan and lease losses is measured on a collective (pool) basis when similar risk characteristics exist. Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Loans that are determined to have unique risk characteristics are evaluated on an individual basis by management. If a loan is determined to be collateral dependent, or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate. The macroeconomic data used in the quantitative models are based on a reasonable and supportable forecast period of 24 months. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties to inform its loss drivers in the forecast. Beyond this forecast period, we revert to a historical average loss rate. This reversion to the mean is performed on a straight-line basis over 12 month
s
.

CFR represent the level at which a systematic methodology is applied to estimate credit losses. Smaller pools of homogenous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the CFR to which factors in the qualitative scorecard include: concentration, modeling and forecast imprecision and limitations, policy and underwriting, prepayment uncertainty, external factors, nature and volume, management, and loan review. Each factor is subject to an evaluation of metrics, consistently applied, to measure adjustments needed for each reporting period.
Loans that do not share risk characteristics are evaluated on an individual basis. These include loans that are in nonaccrual status with balances above management determined materiality thresholds depending on loan class and also loans that are designated as TDR or “reasonably expected TDR” (criticized, classified, or maturing loans that will have a modification processed within the next three months). In addition, all taxi medallion loans are individually evaluated.
We do not measure an allowance for loan and lease losses on accrued interest receivable balances because these balances are written off as a reduction to interest income when loans are placed on non-accrual
status, generally after 90 days. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are insignificant.
The Company maintains an allowance for credit losses on
off-balance
sheet credit exposures. We estimate expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance
sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their
 estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up
windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up
window with management judgment determining whether the highest mean CCF across fund-up
windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.
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
The following table presents additional information about the Company’s nonaccrual loans at March 31, 2020:

(in thousands)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$2,412	$—	$64
Commercial real estate	14,700	—	24
One-to-four family	577	—	5
Acquisition, development, and construction	—	—	—
Other	27,218	—	551

Total nonaccrual loans with no related allowance	$44,907	$—	$644

Nonaccrual loans with an allowance recorded:
Multi-family	$1,830	$264	$—
Commercial real estate	1,401	110	15
One-to-four family	1,144	10	3
Acquisition, development, and construction	—	—	—
Other	—	—	—

Total nonaccrual loans with an allowance recorded	$4,375	$384	$18

Total nonaccrual loans:
Multi-family	$4,242	$264	$64
Commercial real estate	16,101	110	39
One-to-four family	1,721	10	8
Acquisition, development, and construction	—	—	—
Other	27,218	—	551

Total nonaccrual loans	$49,282	$384	$662

The following table presents additional information about the Company’s impaired loans at December 31, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	37,669	114,636	—	39,598	2,494

Total impaired loans with no related allowance	$56,936	$143,149	$—	$54,393	$3,516

Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	1,445	4,173	116	4,111	13

Total impaired loans with an allowance recorded	$1,445	$4,173	$116	$4,111	$13

Total impaired loans:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	39,114	118,809	116	43,709	2,507

Total impaired loans	$58,381	$147,322	$116	$58,504	$3,529

Note 7. Borrowed Funds
The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019
Wholesale Borrowings:
FHLB advances	$13,477,661	$13,102,661
Repurchase agreements	800,000	800,000

Total wholesale borrowings	$14,277,661	$13,902,661
Junior subordinated debentures	359,961	359,866
Subordinated notes	295,205	295,066

Total borrowed funds	$14,932,827	$14,557,593

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2020:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800,000

Subordinated Notes
At March 31, 2020 and December 31, 2019, the Company had $295.2 million and $295.1million, respectively, of
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

Junior Subordinated Debentures
At March 31, 2020 and December 31, 2019, the Company had $360.0 million and $359.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.
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

The following junior subordinated debentures were outstanding at March 31, 2020:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in thousands)
New York Community Capital Trust V (BONUSES SM Units)	6.00%	$146,035	$139,684	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007 (1)
New York Community Capital Trust X	2.34	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.99	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	3.02	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)

Total junior subordinated debentures		$359,961	$347,184

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.
Note 8. Pension and Other Post-Retirement Benefits
The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2020		2019
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1,173	$82	$1,415	$128
Expected return on plan assets	(3,876)	—	(3,483)	—
Amortization of prior-service costs	—	(62)	—	(62)
Amortization of net actuarial loss	1,831	6	2,509	31

Net periodic (credit) expense	$(872)	$26	$441	$97

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.
The Company expects to contribute $947,000 to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2020. The Company does not expect to make any contributions to its pension plan in 2020.
Note 9. Stock-Based Compensation
At March 31, 2020, the Company had a total of 172,685 shares available for grants as restricted stock, options, or other forms of related rights under the 2012 Stock Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 7, 2012. The Company granted 2,387,645 shares of restricted stock, with an average fair value of $11.64 per share on the date of grant, during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company granted 1,723,240 shares of restricted stock, with an average fair value of $10.32 per share.
The shares of restricted stock that were granted during the three months ended March 31, 2020 and 2019, vest over a three or five year
period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $7.8 million and $7.9 million, respectively, for the three months ended March 31, 2020 and 2019.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,516,101	$13.31
Granted	2,387,645	11.64
Vested	(1,964,371)	14.14
Canceled	(52,840)	12.30

Unvested at end of period	6,886,535	12.51

As of March 31, 2020, unrecognized compensation cost relating to unvested restricted stock totaled $82.2 million. This amount will be recognized over a remaining weighted average period of 3.3 years.
In addition, the Company has granted 418,674 Performance-Based Restricted Stock Units (“PSUs”). The PSUs have a performance period of January 1, 2019 to December 31, 2021 and vest on April 1, 2022, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $407,000 for the three months ended March 31, 2020. As of March 31, 2020, the Company believes it is probable that the performance conditions will be met.
During the three months ended March 31, 2020, the Company began to match employee 401K contributions. Such expense totaled $1.6 million.
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
The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,493,269	$—	$—	$1,493,269
GSE CMOs	—	1,914,273	—	—	1,914,273

Total mortgage-related debt securities	$—	$3,407,542	$—	$—	$3,407,542

Other Debt Securities Available for Sale:
U. S. Treasury obligations	$61,981	$—	$—	$—	$61,981
GSE debentures	—	725,232	—	—	725,232
Asset-backed securities	—	355,383	—	—	355,383
Municipal bonds	—	26,746	—	—	26,746
Corporate bonds	—	792,834	—	—	792,834
Capital trust notes	—	85,527	—	—	85,527

Total other debt securities	$61,981	$1,985,722	$—	$—	$2,047,703

Total debt securities available for sale	$61,981	$5,393,264	$—	$—	$5,455,245

Equity securities:
Preferred stock	$14,841	$—	$—	$—	$14,841
Mutual funds and common stock	—	17,775	—	—	17,775

Total equity securities	$14,841	$17,775	$—	$—	$32,616

Total securities	$76,822	$5,411,039	$—	$—	$5,487,861

	Fair Value Measurements at December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,552,623	$—	$—	$1,552,623
GSE CMOs	—	1,801,112	—	—	1,801,112

Total mortgage-related debt securities	$—	$3,353,735	$—	$—	$3,353,735

Other Debt Securities Available for Sale:
U.S. Treasury obligations	$41,839	$—	$—	$—	$41,839
GSE debentures	—	1,094,240	—	—	1,094,240
Asset-backed securities	—	373,254	—	—	373,254
Municipal bonds	—	26,892	—	—	26,892
Corporate bonds	—	867,182	—	—	867,182
Capital trust notes	—	95,915	—	—	95,915

Total other debt securities	$41,839	$2,457,483	$—	$—	$2,499,322

Total debt securities available for sale	$41,839	$5,811,218	$—	$—	$5,853,057

Equity securities:
Preferred stock	$15,414	$—	$—	$—	$15,414
Mutual funds and common stock	—	17,416	—	—	17,416

Total equity securities	$15,414	$17,416	$—	$—	$32,830

Total securities	$57,253	$5,828,634	$—	$—	$5,885,887

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
non-recurring
basis as of March 31, 2020 and December 31, 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2020 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$0	$0	$32,401	$32,401
Other assets (2)	—	—	2,862	2,862

Total	$0	$0	$35,263	$35,263

(1)	Represents the fair value of impaired loans, based on the value of the collateral.

(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$42,767	$42,767
Other assets (2)	—	—	1,481	1,481

Total	$—	$—	$44,248	$44,248

(1)	Represents the fair value of impaired loans, based on the value of the collateral.

(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

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
The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2020 and December 31, 2019:

	March 31, 2020
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,334,206	$1,334,206	$1,334,206		$—		$—
FHLB stock (1)	663,870	663,870	—		663,870		—
Loans, net	42,129,515	41,750,688	—		—		41,750,688
Financial Liabilities:
Deposits	$31,972,766	$32,073,417	$17,830,554	(2)	$14,242,863	(3)	$—
Borrowed funds	14,932,827	15,605,636	—		15,605,636		—

(1)	Carrying value and estimated fair value are at cost.

(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3)	Certificates of deposit.

	December 31, 2019
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$741,870	$741,870	$741,870		$—		$—
FHLB stock (1)	647,562	647,562	—		647,562		—
Loans, net	41,746,517	41,699,929	—		—		41,699,929
Financial Liabilities:
Deposits	$31,657,132	$31,713,945	$17,442,274	(2)	$14,271,671	(3)	$—
Borrowed funds	14,557,593	14,882,776	—		14,882,776		—

(1)	Carrying value and estimated fair value are at cost.

(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3)	Certificates of deposit.

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
Federal Home Loan Bank Stock
Ownership in equity securities of the FHLB-NY is generally restricted and there is no established liquid market for their resale. The carrying amount approximates the fair value.
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
Off-Balance
Sheet Financial Instruments
The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance
sheet financial instruments were insignificant at March 31, 2020 and December 31, 2019.
Note 11. Leases
Lessor Arrangements
The Company is a lessor in the equipment finance business where it has executed direct financing leases (“lease finance receivables”). The Company produces lease finance receivables through a specialty finance subsidiary that participates in syndicated loans that are brought to them, and equipment loans and leases that are assigned to them, by a select group of nationally recognized sources, and are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide. Lease finance receivables are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased assets and any initial direct costs incurred to originate these leases, less unearned income, which is accreted to interest income over the lease term using the interest method.
The standard leases are typically repayable on a level monthly basis with terms ranging from 24 to 120 months. At the end of the lease term, the lessee usually has the option to return the equipment, to renew the lease or purchase the equipment at the then fair market value (“FMV”) price. For leases with a FMV renewal/purchase option, the relevant residual value assumptions are based on the estimated value of the leased asset at the end of lease term, including evaluation of key factors, such as, the estimated remaining useful life of the leased asset, its historical secondary market value including history of the lessee executing the FMV option, overall credit evaluation and return provisions. The Company acquires the leased asset at fair market value and provides funding to the respective lessee at acquisition cost, less any volume or trade discounts, as applicable. Therefore, there is generally no selling profit or loss to recognize or defer at inception of a lease.

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $69.8 million.
The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.
The components of lease income were as follows:

(in thousands)	For the Three Months ended March 31, 2020	For the Three Months Ended March 31, 2019
Interest income on lease financing (1)	$11,949	$7,327

(1)	Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At March 31, 2020 and December 31, 2019, the carrying value of net investment in leases was $1.6 billion and $1.4 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Net investment in the lease - lease payments receivable	$1,514,016	$1,302,760
Net investment in the lease - unguaranteed residual assets	76,697	74,064

Total lease payments	$1,590,713	$1,376,824

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of March 31, 2020, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	March 31, 2020
2020	$38,441
2021	100,757
2022	284,259
2023	109,564
2024	114,568
Thereafter	943,124

Total lease payments	1,590,713
Plus: deferred origination costs	24,175
Less: unearned income	(106,450)

Total lease finance receivables, net	$1,508,438

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $4.1 million and $11.7 million for the three months ended March 31, 2020
 and
March 31, 20
1
9
, respectively. Included in the three months ended March 31, 2019, was $7.3 million that was due to the closing of certain locations.
The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.
The components of lease expense were as follows:

(in thousands)	For the Three Months Ended March 31, 2020	For the three Months Ended March 31, 2019
Operating lease cost	$6,759	$7,348
Sublease income	(11)	(22)

Total lease cost	$6,748	$7,326

Supplemental cash flow information related to the leases for the following periods:

(in thousands)	For the Three Months ended March 31, 2020	For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,759	$7,348

Supplemental balance sheet information related to the leases for the following periods:

(in thousands, except lease term and discount rate)	March 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	$281,873	$286,194
Operating lease liabilities	281,853	285,991
Weighted average remaining lease term	17 years	17 years
Weighted average discount rate	3.22%	3.23%

Maturities of lease liabilities:	March 31, 2020
(in thousands)
2020	$20,213
2021	26,450
2022	25,615
2023	25,178
2024	24,514
Thereafter	255,572
Total lease payments	377,542
Less: imputed interest	(95,689)
Total present value of lease liabilities	$281,853

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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of
March
 31, 20
20
, all of the Company’s $4.3 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at
March
 31, 20
20
.
The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At
March
 31, 20
20
, the Company had a net negative exposure.
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
The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the three months ended March 31, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $3.9 million
for the three months ended March 31, 2020, and increased $239,000 for the three months ended March 31, 2019.
As of March 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in thousands)	March 31, 2020
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,081,613	$81,613

(1)	These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.3 billion; the cumulative basis adjustments associated with these hedging relationships was $81.6 million; and the amount of the designated hedged items was $2.0 billion.

As of December 31, 2019, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in thousands)	December 31, 2019
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,053,483	$53,483

(1)	These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.5 billion; the cumulative basis adjustments associated with these hedging relationships was $53.5 million; and the amount of the designated hedged items was $2.0 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2020 and December 31, 2019:

	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000,000	$—	$—

Total derivatives designated as fair value hedging instruments	$2,000,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in thousands)	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Derivative – interest rate swap:
Interest income	$(28,130)	$(18,532)
Hedged item – loans:
Interest income	$28,130	$18,532

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
Interest rate swaps with notional amounts totaling $2.3 billion and $800.0 million as of March 31, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain FHLB borrowings.
The following table summarizes information about the interest rate swaps designated as cash flow hedges at March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Notional amounts	$2,250,000	$800,000
Cash collateral posted	48,744	1,185
Weighted average pay rates	1.27%	1.62%
Weighted average receive rates	1.23%	1.90%
Weighted average maturity	2.7 years	2.5 years

The

following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the three months ended March 31, 2020. The Company had no such derivative financial instruments during the three months ended March 31, 2019:

(in thousands)	For the Three Months Ended March 31, 2020
Amount of loss recognized in AOCL	$49,285
Amount of loss reclassified from AOCL to interest expense	645

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the three months ended March 31, 2020 was $(645,000). Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $
(
831,000
)
will be reclassified as a decrease to interest expense.

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
There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:
•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;

•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	any uncertainty relating to the LIBOR calculation process and the phasing out of LIBOR after 2021;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	heightened regulatory focus on CRE concentrations;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;

•	our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames;

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;

•	the ability to invest effectively in new information technology systems and platforms;

•	changes in future ALLL requirements based on our periodic review under relevant accounting and regulatory requirements;

•	the ability to pay future dividends at currently expected rates;

•	the ability to hire and retain key personnel;

•	the ability to attract new customers and retain existing ones in the manner anticipated;

•	changes in our customer base or in the financial or operating performances of our customers’ businesses;

•	any interruption in customer service due to circumstances beyond our control;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;

•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;

•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;

•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;

•	the ability to keep pace with, and implement on a timely basis, technological changes;

•	changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (the Housing Stability and Tenant Protection Act of 2019), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;

•	changes in the monetary and fiscal policies of the U.S. Government, including policies of the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System;

•	changes in accounting principles, policies, practices, and guidelines;

•	changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

•	changes in our credit ratings or in our ability to access the capital markets;

•	unforeseen or catastrophic events including natural disasters, war, terrorist activities, and the emergence of a pandemic;

•	the effects of
COVID-19,
which includes, but is not limited to, the length of time that the pandemic continues, the duration of shelter in place orders and the potential imposition of further restrictions on travel in the future, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, the lack of property transactions and asset sales, potential impact on collateral values risks; and the effect of the pandemic on the general economy and the businesses of our borrowers; and

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
See Part II, Item 1A, Risk Factors, in this report and Part I, Item 1A, Risk Factors, in our Form
10-K
for the year ended December 31, 2019 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.
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
Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the
	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in thousands)	2020	2019	2019
Total Stockholders’ Equity	$6,637,385	$6,711,694	$6,629,070
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)
Preferred stock	(502,840)	(502,840)	(502,840)

Tangible common stockholders’ equity	$3,708,166	$3,782,475	$3,699,851
Total Assets	$54,261,093	$53,640,821	$52,131,046
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)

Tangible assets	$51,834,714	$51,214,442	$49,704,667
Average Common Stockholders’ Equity	$6,188,032	$6,187,536	$6,104,442
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,435,806)

Average tangible common stockholders’ equity	$3,761,653	$3,761,157	$3,668,636
Average Assets	$53,408,504	$52,477,691	$51,617,557
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,435,806)

Average tangible assets	$50,982,125	$50,051,312	$49,181,751
Net Income Available to Common Shareholders	$92,121	$92,967	$89,370
GAAP MEASURES:
Return on average assets (1)	0.75%	0.77%	0.76%
Return on average common stockholders’ equity (2)	5.95	6.01	5.86
Book value per common share	$13.15	$13.29	$13.11
Common stockholders’ equity to total assets	11.31	11.57	11.75
NON-GAAP MEASURES:
Return on average tangible assets (1)	0.79%	0.81%	0.79%
Return on average tangible common stockholders’ equity (2)	9.80	9.89	9.74
Tangible book value per common share	$7.95	$8.09	$7.92
Tangible common stockholders’ equity to tangible assets	7.15	7.39	7.44

(1)	To calculate return on average assets for a period, we divide net income generated during that period by average assets recorded during that period. To calculate return on average tangible assets for a period, we divide net income by average tangible assets recorded during that period.

(2)	To calculate return on average common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average common stockholders’ equity recorded during that period. To calculate return on average tangible common stockholders’ equity for a period, we divide net income available to common shareholders generated during that period by average tangible common stockholders’ equity recorded during that period.

Executive Summary
New York Community Bancorp, Inc. is the holding company for New York Community Bank, a New York State-chartered savings bank, headquartered in Westbury, New York. The Community Bank is subject to regulation by the NYSDFS, the FDIC, and the CFPB. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock trade under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PA”.
Reflecting our growth through a series of acquisitions, the Company currently operates 237 branch locations through eight local divisions, each with a history of service and strength. In New York, we operate as Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank; in New Jersey as Garden State Community Bank; in Ohio as the Ohio Savings Bank; and as AmTrust Bank in Arizona and Florida.
Now in its 27
th

year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares.
First Quarter 2020 Overview
At March 31, 2020, we had total assets of $54.3 billion, total loans of $42.3 billion, total deposits of $32.0 billion, and total stockholders’ equity of $6.6 billion. For the three months ended March 31, 2020, the Company reported net income of $100.3 million, up 3% compared to the $97.6 million reported for the three months ended March 31, 2019. Results include a provision for credit losses of $20.6 million due to the application of CECL.
Net income available to common shareholders for the three months ended March 31, 2020 totaled $92.1 million, also up 3% compared to the $89.4 million reported in the three months ended March 31, 2019. On a per share basis, diluted EPS for the current first quarter were $0.20, up 5% compared to the $0.19 per diluted EPS reported for the year-ago

first quarter.
The key trends in the quarter were:
A Higher Level of Net Interest Income
Net interest income for the first quarter of 2020 rose $3.1 million to $244.5 million, up 1% compared to the first quarter of 2019 and up $2.0 million or 3% annualized compared to the fourth quarter of 2019. Prepayment income in the current first quarter amounted to $10.5 million compared to $9.6 million in the year-ago
quarter and $17.9 million in the previous quarter. Excluding the impact from prepayment income in each period, net interest income, on a non-GAAP
basis, would have been $233.9 million, up $2.2 million or 1% compared to the first quarter of last year and up $9.3 million or 17% annualized compared to the prior quarter.
Excluding Prepayment Income, the Net Interest Margin Expanded
The NIM during the first quarter of 2020 was 2.01%, down two basis points and down three points, respectively compared to the year-ago
quarter and to the previous quarter. Prepayment income contributed nine basis points to the NIM during the current quarter, up one basis point compared to the contribution during the first quarter of 2019 and down five basis points compared to the fourth quarter of 2019. Excluding the impact from prepayment income, the current first quarter NIM, on a non-GAAP
basis, would have been 1.92%, up two basis points sequentially, but down three basis points on a year-over-year basis.
Continued Loan Growth
Total loans at March 31, 2020 increased $397.6 million or 4% annualized to $42.3 billion compared to the balance at December 31, 2019. This growth was driven by growth in the specialty finance portfolio and in the multi-family portfolio. The specialty finance portfolio rose $415.0 million or 16% (not annualized) to $3.0 billion compared to December 31, 2019. Multi-family loans increased $113.4 million or 1.5% on an annualized basis to $31.3 billion compared to the level at December 31, 2019.
Asset Quality Metrics Remained Stable
The adoption of CECL during the current first quarter did not have a material impact on the Company’s asset quality metrics, as they remained stable during the first quarter. NPAs declined $14.7 million or 20% to $58.8 million compared to year-end
2019 or 0.11% of total assets. Excluding
non-performing
taxi medallion loans and repossessed assets, total NPAs this quarter would have been $35.9 million or 0.07% of total assets, unchanged on both an absolute and relative basis, compared to both the previous quarter and the year-ago
quarter.

Recent Events
Declaration of Dividend on Common Shares
On April 28, 2020, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on May 19, 2020 to common shareholders of record as of May 9, 2020.
COVID - 19
The
COVID-19
pandemic has resulted in unprecedented disruption on a global level. This includes significant financial market volatility and increased levels of unemployment. New York State, and most other states where we conduct business, have enacted shelter in place policies, whereby all businesses deemed non-essential
were ordered to close, leading to a dramatic reduction in business output. In response, both the FRB and Congress reacted swiftly in order to mitigate the longer-term negative impact on the economic well-being of the country. The FRB has taken unprecedented actions in response to the pandemic, including, among other actions, the establishment of a Main Street Lending Program intended to support small- and mid-size
businesses. It also lowered its targeted federal funds rate to a range of 0.00% to 0.25%, essentially zero and unveiled several new lending facilities. It is also providing liquidity through the purchase of treasury securities, mortgage-backed securities, as well as, other asset classes. Congress, for its part, passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a $2.2 trillion stimulus package designed to support businesses and the consumer.
As a financial institution, New York Community Bancorp, Inc. is deemed an essential business and has remained open during this period. The Company was very proactive during the early stages of the crisis and immediately enacted our Business Continuity Plan and pandemic preparedness procedures. The Company took a number of steps to ensure the health and safety of its employees and customers and to help those depositors and borrowers who may be experiencing financial difficulties during this time. By the middle of March, nearly 100% of our back-office employees were working remotely and all of our operations were running smoothly. We temporarily closed all of our in-store
branches, along with several other locations. In total we temporarily closed 74 locations, most of which are in the greater New York City region, or approximately 31% of our total locations. In addition, we converted some branches to drive-up
only locations adjusted the hours of operation at our remaining branches, and the option of banking by appointment. We also took additional safety measures at all of our open locations and at our corporate offices.
On the consumer side, we have enhanced our
on-line
and mobile banking availability/capabilities, temporarily waived certain retail banking fees for those customers who may be experiencing financial difficulties during this time and offered
90-day
forbearance to our residential mortgage loan customers. On the commercial side, we have proactively reached out to our borrowers, on a case by case basis, to help them navigate through this temporary situation. We have also put into place several risk mitigation strategies, including a proactive borrower outreach program, enhanced monitoring of certain credits, and six month payment deferral options in line with regulatory guidelines. In consideration of the health and safety of our shareholders, we have changed the format of our annual meeting from a physical meeting to a virtual meeting via a live webcast.
Federal and state banking regulators have also encouraged banks to take certain additional actions to support the needs of their customers and communities, including loan modifications, in accordance with regulatory guidelines for safety and soundness. Additionally, banks have been granted certain accounting and regulatory relief during this period of time, including relief that is intended to allow them to enter into loan modification programs without certain accounting and regulatory consequences.
The Company does not currently face any significant constraints through the implementation of its pandemic preparedness procedures and plans, and does not anticipate incurring any material costs related to the implementation. Additionally, we have not identified any material operational or internal control challenges or risks, nor do we expect any significant challenges to our ability to maintain our systems and controls, related to operational changes resulting from the implementation of our pandemic preparedness planning.
The CARES Act
The CARES Act was passed by Congress and signed into law on March 27, 2020. It provides, among other things, money for unemployment benefits, financial aid checks to individuals and forgivable SBA loans, known as the Paycheck Protection Program. This program provides loans to small businesses to keep their employees on payroll. The original funding was fully allocated by mid-April,
and additional funding was made available on April 24, 2020, under the Paycheck Protection Program and Health Care Enhancement Act. The Company is a participant in the Small Business Administration Paycheck Protection Program, a loan program established to help consumers and small businesses. The Company did not fund any loans under this program as of March 31, 2020. As of May 5, 2020, the Company has or is in the process of funding about 1,200 requests from our customers totaling about $100.0 million.

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
We have identified the following to be critical accounting policies: the determination of the allowances for loan and lease losses; and the determination of the amount, if any, of goodwill impairment.
The judgments used by management in applying these critical accounting policies may be influenced by adverse changes in the economic environment, which may result in changes to future financial results.
Allowance for Loan and Lease Losses
The Company’s January 1, 2020, adoption of ASU No.
 2016-13,

“Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the allowance since December 31, 2019. ASU No.
2016-13

replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance

sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842.
The allowance for loan and lease losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting probability-of-default,

loss-given-default and

exposure-at-default

depending on economic parameters for each month of the remaining contractual term. Economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. The Company’s reasonable and supportable forecast period reverts to a historical norm based on inputs within 36 months. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for loan and lease losses, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter, we reassess the appropriateness of the reasonable and supportable period, the reversion period and historical mean at the Classes of Financing Receivable (“CFR”) level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.
The allowance for loan and lease losses is measured on a collective (pool) basis when similar risk characteristics exist. Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Loans that are determined to have unique risk characteristics are evaluated on an individual basis by management. If a loan is determined to be collateral dependent, or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate. The macroeconomic data used in the quantitative models are based on a reasonable and supportable forecast period of 24 months. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties to inform its loss drivers in the forecast. Beyond this forecast period, we revert to a historical average loss rate. This reversion to the mean is performed on a straight-line basis over 12 months.
CFR represent the level at which a systematic methodology is applied to estimate credit losses. Smaller pools of homogenous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the CFR to which factors in the qualitative scorecard include: concentration, modeling and forecast imprecision and limitations, policy and underwriting, prepayment uncertainty, external factors, nature and volume, management, and loan review. Each factor is subject to an evaluation of metrics, consistently applied, to measure adjustments needed for each reporting period.
Loans that do not share risk characteristics are evaluated on an individual basis. These include loans that are in nonaccrual status with balances above management determined materiality thresholds depending on loan class and also loans that are designated as TDR or “reasonably expected TDR” (criticized, classified, or maturing loans that will have a modification processed within the next three months). In addition, all taxi medallion loans are individually evaluated.

We do not measure an allowance for loan and lease losses on accrued interest receivable balances because these balances are written off as a reduction to interest income when loans are placed on non-accrual
status, generally after 90 days. Due to the timely manner in which accrued interest receivables are written off, the amounts of such write offs are insignificant.
The Company maintains an allowance for credit losses on
off-balance
sheet credit exposures. We estimate expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance
sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up
windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up
window with management judgment determining whether the highest mean CCF across fund-up

windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.
For the three months ended March 31, 2020 the allowance for loan and lease losses increased primarily due to macroeconomic factors surrounding the
COVID-19
pandemic, primarily the resultant estimated decreases in property values. The forecast scenario includes a sharp decline in gross domestic product in the second quarter of 2020 with a return to growth by year end. The immediate increase in unemployment remains elevated through the forecast period. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast which also increased our allowance for loan and lease credit losses. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.
Current Expected Credit Losses
At December 31, 2019, the allowance for loan and lease losses totaled $147.6 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326. Upon adoption, we recognized an increase in the ALLL of $1.9 million as a Day 1 transition adjustment from a changes in methodology, with a corresponding decrease in retained earnings. At March 31, 2020, the ALLL totaled $162.2 million, up $14.6 million compared to December 31, 2019 driven by a provision for credit losses that exceeded net charge-offs by $12.7 million during the first quarter. This increase reflects deterioration in forecasted economic conditions entirely due to the COVID-19 pandemic.
Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. With the adoption of CECL on January 1, 2020, we recognized a “Day 1” transition adjustment of $12.5 million. At March 31, 2020, the allowance for unfunded commitments totaled $10.7 million. This was due to loan satisfactions, primarily ADC loans, which were satisfied during the first quarter of 2020.

(in thousands)	Loans and Leases	Unfunded Commitments
Allowance for credit losses at December 31, 2019	$147,638	$461
CECL Day 1 transition adjustment	1,911	12,529
Q1 2020 Provision for (recovery of) credit losses	22,891	(2,290)
Q1 2020 net charge-offs	(10,196)	—

Allowance for credit losses at March 31, 2020	$162,244	$10,700

See Note 6, Allowance for Loan and Lease Losses for a further discussion of our allowance for loan and lease losses and Note 1, Organization, Basis of Presentation, and Recently Adopted Accounting Standards, for a further discussion of ASU No.
 2016-13.
Goodwill Impairment
The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. We have significant intangible assets related to goodwill and as of March 31, 2020, we had goodwill of $2.4 billion. In connection with our acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We test our goodwill for impairment at the reporting unit level. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.
We perform our goodwill impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. For annual goodwill impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we would compare the fair value the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The Company assessed the environment in the first quarter of 2020, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting unit. After consideration of the items above and the first quarter 2020 results, the Company determined it was not more-likely-than-not that the fair value of any reporting unit was below book value as of March 31, 2020. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions and any triggering events that may indicate an impairment of goodwill in the future.
Balance Sheet Summary
At March 31, 2020, total assets were $54.3 billion, up $620.3 million compared to total assets at December 31, 2019, up 5% on an annualized basis. This growth was the result of a 4% annualized increase in total loans and leases to $42.3 billion and by a near doubling in the balance of cash and cash equivalents to $1.3 billion, offset by a 27% annualized decline in the securities portfolio. Loan growth was driven by increases in the specialty finance portfolio and in the multi-family portfolio. This growth was funded through a combination of growth in deposits, which increased 4% annualized to $32.0 billion, and wholesale borrowings.
Total loans and leases held for investment increased $397.6 million or 4% on an annualized basis to $42.3 billion compared to the balance at December 31, 2019. Total multi-family loans rose $113.4 million or 1.5% annualized to $31.3 billion compared to December 31, 2019. The specialty finance portfolio increased $415.0 million or 16% (63% annualized) to $3.0 billion relative to December 31, 2019. CRE loans declined slightly to $7.0 billion at March 31, 2020, down $47.1 million or 3% annualized. Total C&I loans rose $12.9 million, up 12% annualized to $433.9 million.
At March 31, 2020, total deposits increased $315.6 million or 4% annualized to $32.0 billion, compared to the balance at December 31, 2019. While the majority of our loan growth over the past two years has been in the CD category, during the current first quarter, the increase was driven by growth in savings accounts and in non-interest
bearing accounts, while CDs declined modestly. Savings accounts increased $175.7 million or 15% annualized to $5.0 billion, while non-interest
bearing accounts rose $ 261.5 million or 11% (43% annualized) to $2.7 billion. CDs declined $72.6 million or 2% annualized to $14.1 billion, while interest-bearing checking and money market accounts declined $48.9 million, also 2% annualized to $10.2 billion.
Total borrowed funds at March 31, 2020 were $14.9 billion, up $375.2 million or 10% annualized compared to the balance at December 31, 2019. This increase is entirely due to an increase in wholesale borrowings, consisting of advances from the
FHLB-NY.
Wholesale borrowings increased $375.0 million to $14.3 billion, up 11% annualized compared to year-end
2019.
Total stockholders’ equity at March 31, 2020 was $6.6 billion, down $74.3 million or 4% annualized compared to $6.7 billion at December 31, 2019. Common stockholders’ equity to total assets was 11.31% at March 31, 2020 compared to 11.57% at December 31, 2019, while book value per common share was $13.15 versus $13.29.

On a tangible basis, excluding goodwill of $2.4 billion, tangible common stockholders’ equity to tangible assets was 7.15% at March 31, 2020 compared to 7.39% at December 31, 2019, while tangible book value per share was $7.95 compared to $8.09.
Loans and Leases
Loans and Leases Originated for Investment
The majority of the loans we originate are loans and leases held for investment and most of the held-for-investment
loans we produce are multi-family loans. Our production of multi-family loans began five decades ago in the five boroughs of New York City, where the majority of the rental units currently consist of non-luxury,
rent-regulated apartments featuring below-market rents. In addition to multi-family loans, our portfolio of loans held for investment contains a number of CRE loans, most of which are secured by income-producing properties located in New York City and Long Island.
In addition to multi-family and CRE loans, our specialty finance loans and leases have become an increasing larger portion of our overall loan portfolio. The remainder of our portfolio includes smaller balances of C&I loans, one-to-four
family loans, ADC loans, and other loans held for investment. The majority of C&I loans consist of loans to small- and mid-size
businesses.
During the first quarter of 2020, the Company originated $2.7 billion of loans and leases held for investment, up 35% on a year-over-year basis. Every segment increased with the exception of CRE and ADC loans, which declined 8% and 59%, respectively. Multi-family originations during the first quarter increased 40% to $1.4 billion, while specialty finance origination were $957.4 million, up 40% on a year-over-year basis.
The following table presents information about the loans held for investment we originated for the respective periods:

				March 31, 2020
	For the Three Months Ended			compared to
	March 31,	Dec. 31,	March 31,	Dec 31,	March 31,
	2020	2019	2019	2019	2019
(in thousands)
Mortgage Loans Originated for Investment:
Multi-family	$1,417,219	$1,991,636	$1,009,351	-29%	40%
Commercial real estate	191,651	326,834	207,209	-41%	-8%
One-to-four family residential	27,196	77,321	3,209	-65%	747%
Acquisition, development, and construction	4,908	33,173	12,024	-85%	-59%

Total mortgage loans originated for investment	1,640,974	2,428,964	1,231,793	-32%	33%

Other Loans Originated for Investment:
Specialty Finance	957,393	799,163	685,611	20%	40%
Other commercial and industrial	122,386	88,672	104,947	38%	17%
Other	925	707	920	31%	1%

Total other loans originated for investment	1,080,704	888,542	791,478	22%	37%

Total Loans Originated for Investment	$2,721,678	$3,317,506	$2,023,271	-18%	35%

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
At March 31, 2020 multi-family loans represented $31.3 billion, or 74%, of total loans and leases held for investment reflecting a $113.4 million increase from the balance at December 31, 2019. The average multi-family loan had a principal balance of $6.4 million at the end of the current first quarter and an average weighted life of 1.9 years.
The majority of our multi-family loans were secured by rental apartment buildings. In addition, 78.0% of our multi-family loans were secured by buildings in the metro New York City area and 3.0% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.
In addition, $18.7 billion or 60% of the Company’s total multi-family portfolio is secured by properties in New York State and subject to rent regulation laws. The weighted average LTV of the rent regulated multi-family portfolio was 53.13% as of March 31, 2020 compared to 56.78% for the overall multi-family portfolio or 365 basis points lower.
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
Commercial Real Estate Loans
CRE loans represented $7.0 billion, or 16.6%, of total loans and leases held for investment at the end of the current first quarter, a $47.1 million decrease from the balance at December 31, 2019. At March 31, 2020, the average CRE loan had a principal balance of $6.6 million and the average weighted life was 2.3 years.
The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use
buildings, and multi-tenanted light industrial properties. At March 31, 2020, 85.5% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.3% of the properties securing our CRE credits, while all other states accounted for 12.2%, combined.
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
Prepayment penalties also apply to our CRE loans. Depending on the remaining term of the loan at the time of prepayment, the penalties normally range from five percentage points to one percentage point of the then-current loan balance. If a loan extends past the fifth or seventh year and the borrower selects the fixed rate option, the prepayment penalties typically reset to a range of five points to one point over years six through ten or eight through twelve. Our CRE loans tend to refinance within two to three years of origination, as reflected in the expected weighted average life of the CRE portfolio noted above.
Acquisition, Development, and Construction Loans
The balance of ADC loans declined $69.9 million from December 31, 2019 to $130.5 million, representing 0.31% of total held-for-investment
loans at the current first-quarter end. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. We had no recoveries against guarantees for the three months ended March 31, 2020.
Specialty Finance Loans and Leases
At March 31, 2020, specialty finance loans and leases totaled $3.0 billion of total loans and leases held for investment, up $415.0 million compared to December 31, 2019, representing 7.2% of total held-for-investment
loans.
We produce our specialty finance loans and leases through a subsidiary that is staffed by a group of industry veterans with expertise in originating and underwriting senior securitized debt and equipment loans and leases. The subsidiary participates in syndicated loans that are brought to them, and equipment loans and leases that are assigned to them, by a select group of nationally recognized sources, and are generally made to large corporate obligors, many of which are publicly traded, carry investment grade or near-investment grade ratings, and participate in stable industries nationwide.
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

C&I Loans
In the three months ended March 31, 2020, C&I loans totaled $433.9 million compared to $421.0 million at December 31, 2019. Included in the quarter-end
balance were taxi medallion-related loans of $33.5 million, representing 0.08% of total held-for-investment
loans at March 31, 2020.
The C&I loans we produce are primarily made to small and
mid-size
businesses in the five boroughs of New York City and on Long Island. Such loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, and, to a much lesser extent, loans that are partly guaranteed by the Small Business Administration.
A broad range of C&I loans, both collateralized and unsecured, are made available to businesses for working capital (including inventory and accounts receivable), business expansion, the purchase of machinery and equipment, and other general corporate needs. In determining the term and structure of C&I loans, several factors are considered, including the purpose, the collateral, and the anticipated sources of repayment. C&I loans are typically secured by business assets and personal guarantees of the borrower, and include financial covenants to monitor the borrower’s financial stability.
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
One-to-Four
Family Loans
At March 31, 2020,
one-to-four
family loans held for investment decreased to $352.6 million, representing 0.83% of total loans held for investment at that date.
Other Loans
At March 31, 2020, other loans totaled $9.5 million and consisted primarily of overdraft loans and loans to non-profit
organizations. We currently do not offer home equity loans or home equity lines of credit.
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
At March 31, 2020, the largest mortgage loan in our portfolio was a $246.0 million multi-family loan originated by the Bank on February 8, 2018 collateralized by six properties in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment
The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment
loan portfolio at March 31, 2020:

	At March 31, 2020
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,803,645	24.95%	$3,355,351	47.70%
Brooklyn	5,599,902	17.91	527,829	7.50
Bronx	3,866,371	12.36	162,545	2.31
Queens	2,635,911	8.43	605,349	8.61
Staten Island	129,861	0.42	54,755	0.78

Total New York City	$20,035,690	64.07%	$4,705,829	66.89%

New Jersey	3,779,703	12.09	544,018	7.73
Long Island	588,004	1.88	765,449	10.88

Total Metro New York	$24,403,397	78.04%	$6,015,296	85.51%

Other New York State	930,149	2.97	158,882	2.26
All other states	5,937,527	18.99	860,542	12.23

Total	$31,271,073	100.00%	$7,034,720	100.00%

At March 31, 2020, the largest concentration of ADC loans held for investment was located in New York City, with a total of $74.8 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.
Outstanding Loan Commitments
At March 31, 2020, we had outstanding loan commitments of $2.0 billion, unchanged from the level at December 31, 2019.
Multi-family, CRE, and ADC loans together represented $507.0 million of held-for-investment
loan commitments at the end of the quarter, while other loans represented $1.5 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $987.4 million and commitments to originate other C&I loans of $455.7 million.
In addition to loan commitments, we had commitments to issue financial stand-by,
performance
stand-by,
and commercial letters of credit totaling $493.6 million at March 31, 2020, a $16.3 million decrease from the volume at December 31, 2019. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.
Asset Quality
Non-Performing
Loans and Repossessed Assets
Total NPAs at March 31, 2020 declined $14.7 million or 20% to $58.8 million compared to December 31, 2019 as both non-performing
loans and repossessed assets declined by 20% and 22%, respectively to 0.11% of total assets compared to 0.14% at December 31, 2019.
Total NPLs at March 31, 2020 were $49.3 million, down $12.0 million or 20% compared to December 31, 2019. This translates into 0.12% of total loans compared to 0.15% at December 31, 2019. Included in the first quarter amount was $22.9 million of non-accrual
taxi medallion-related loans compared to $30.4 million at December 31, 2019.
Total repossessed assets during the current first quarter totaled $9.5 million, down $2.7 million or 22% compared to the fourth quarter of 2019. At March 31, 2020, repossessed assets included $7.6 million of repossessed taxi medallions compared to $10.3 million at December 31, 2019.At March 31, 2020, the remaining taxi medallion-related loans in the C&I portfolio totaled $33.5 million, down $21.5 million or 39% compared to the balances at December 31, 2019. This was mostly due to charge-offs.

Net charge-offs for the first quarter of 2020 totaled $10.2 million or 0.02% of average loans compared to $2.0 million or 0.00% of average loans during the first quarter of 2019. Included in these amounts were taxi medallion-related charge-offs of $6.7 million and $2.1 million, respectively. The following table presents our non-performing
loans by loan type and the changes in the respective balances from December 31, 2019 to March 31, 2020:

			Change from December 31, 2019 to March 31, 2020
(dollars in thousands)	March 31, 2020	December 31, 2019	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$4,242	$5,407	$(1,165)	(21.55)%
Commercial real estate	16,101	14,830	1,271	8.57
One-to-four family	1,721	1,730	(9)	(0.52)
Acquisition, development, and construction	—	—	—	—

Total non-accrual mortgage loans	22,064	21,967	97	0.44
Non-accrual other loans (1)	27,218	39,276	(12,058)	(30.70)

Total non-performing loans	$49,282	$61,243	$(11,961)	(19.53)%

(1)	Includes $22.9 million and $30.4 million of non-accrual taxi medallion-related loans at March 31, 2020 and December 31, 2019, respectively.

The following table sets forth the changes in
non-performing
loans over the three months ended March 31, 2020:

(in thousands)
Balance at December 31, 2019	$61,243
New non-accrual	1,584
Charge-offs	(10,133)
Transferred to repossessed assets	(166)
Loan payoffs, including dispositions and principal pay-downs	(3,246)
Restored to performing status	—

Balance at March 31, 2020	$49,282

A loan generally is classified as a
non-accrual
loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual
status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual
loans is recorded when received in cash. At March 31, 2020 and December 31, 2019, all of our non-performing
loans were
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
The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to approval, with a member of the Mortgage or Credit Committee participating in inspections on multi-family loans to be originated in excess of $7.5 million, and a member of the Mortgage or Credit Committee participating in inspections on CRE loans to be originated in excess of $4.0 million. We continue to conduct inspections as per the aforementioned policy, however, due to the COVID-19 pandemic, currently full access to some properties and buildings may be limited. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house
appraisal officers and staff, perform appraisals on collateral properties. In many cases, a second independent appraisal review is performed.
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
To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2020. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case
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
The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2019 to March 31, 2020:

			Change from December 31, 2019 to March 31, 2020
(dollars in thousands)	March 31, 2020	December 31, 2019	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$2,679	$1,131	$1,548	136.87%
Commercial real estate	97	2,545	(2,448)	(96.19)
One-to-four family	—	—	—	—
Acquisition, development, and construction	—	—	—	—
Other loans (1)	52	44	8	18.18

Total loans 30-89 days past due	$2,828	$3,720	$892	23.98

(1)	Does not include any non-accrual taxi medallion-related loans at March 31, 2020 and December 31, 2019.

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

At March 31, 2020, our three largest
non-performing
loans were one CRE loan with a balance of $9.8 million, one C&I loan with a balance of $3.4 million, and a multi-family loan with a balance of $2.4 million.
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
Loans modified as TDRs are placed on
non-accrual
status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At March 31, 2020, non-accrual
TDRs included taxi medallion-related loans with a combined balance of $21.4 million.
At March 31, 2020, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $25.5 million; loans in connection with which forbearance agreements were reached totaled $4.2 million at that date.
Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family loans, was 100%. The success rates for restructured

one-to-four

family and other loans were 67% and 84%, respectively, at March 31, 2020.
Analysis of Troubled Debt Restructurings
The following table sets forth the changes in our TDRs over the three months ended March 31, 2020:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2019	$1,254	$39,245	$40,499
New TDRs	—	1,559	1,559
Charge-offs	—	(9,644)	(9,644)
Loan payoffs, including dispositions and principal pay-downs	(389)	(2,396)	(2,785)

Balance at March 31, 2020	$865	$28,764	$29,629

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual
status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2020, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment
of a restructured loan.
Except for the
non-accrual
loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current first quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.
Loan Deferrals
Under U.S. GAAP, banks are required to assess modifications to a loan’s terms for potential classification as a TDR. A loan to a borrower experiencing financial difficulty is classified as a TDR when a lender grants a concession that it would otherwise not consider, such as a payment deferral or interest concession. In order to encourage banks to work with impacted borrowers, the CARES Act and bank regulators have provided relief from TDR accounting. The main benefits of TDR relief include a capital benefit in the form of reduced risk-weighted assets, as TDRs are more heavily risk-weighted for capital purposes; aging of the loans is frozen, i.e., they will continue to be reported in the same delinquency bucket they were in at the time of modification; and the loans are generally not reported as non-accrual
during the modification period.
Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease
(“COVID-19”);
(2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. Additionally, other short-term modifications made on a good faith basis in response to
COVID-19
to borrowers who were current prior to any relief are not TDRs under ASC Subtopic
310-40.
This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
The Company has implemented various loan modification programs with some of its borrowers, mainly payment deferrals for a six-month
period. The table below details the number of modifications and the modifications as a percentage of total loans within that loan category as of April 27, 2020.

	Total Deferred	Total Portfolio	Deferred as a% of Total Portfolio
(in millions)
Multi-family	$3,002.0	$31,189.3	9.6%
CRE	1,826.3	6,903.7	26.5%

Total	$4,828.3	$38,093.0	12.7%

Asset Quality Analysis
The following table presents information regarding our consolidated allowance for loan and lease losses, our

non-performing

assets, and our 30 to 89 days past due loans at March 31, 2020 and December 31, 2019.

(dollars in thousands)	At or For the Three Months Ended March 31, 2020	At or For the Year Ended December 31, 2019
Allowance for Loan and Lease Losses:
Balance at beginning of period	$147,638	$159,820
CECL day 1 transition adjustment	1,911	—
Provision for credit losses	22,891	7,105
Charge-offs:
Multi-family	—	(659)
Commercial real estate	—	—
One-to-four family residential	—	(954)
Acquisition, development, and construction		—
Other loans	(10,385)	(18,694)

Total charge-offs	(10,385)	(20,307)
Recoveries:
Multi-family	—	—
Commercial real estate	—	—
One-to-four family residential	—	—
Acquisition, development, and construction	11	61
Other loans	178	959

Total recoveries	189	1,020

Net charge-offs	(10,196)	(19,287)

Balance at end of period	$162,244	$147,638

Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$4,242	$5,407
Commercial real estate	16,101	14,830
One-to-four family residential	1,721	1,730
Acquisition, development, and construction	—	—

Total non-accrual mortgage loans	22,064	21,967
Other non-accrual loans	27,218	39,276

Total non-performing loans	$49,282	$61,243
Repossessed assets (1)	9,526	12,268

Total non-performing assets	$58,808	$73,511

Asset Quality Measures:
Non-performing loans to total loans	0.12%	0.15%
Non-performing assets to total assets	0.11	0.14
Allowance for loan and lease losses to non-performing loans	329.22	241.07
Allowance for loan and lease losses to total loans	0.38	0.35
Net charge-offs during the period to average loans outstanding during the period	0.02	0.05
Loans 30-89 Days Past Due:
Multi-family	$2,679	$1,131
Commercial real estate	97	2,545
One-to-four family residential	—	—
Acquisition, development, and construction	—	—
Other loans	52	44

Total loans 30-89 days past due	$2,828	$3,720

(1)	Includes $7.6 million and $10.3 million of repossessed taxi medallions at March 31, 2020 and December 31, 2019, respectively.

Geographical Analysis of
Non-Performing
Loans
The following table presents a geographical analysis of our
non-performing
loans at March 31, 2020:

(in thousands)
New York	$42,373
New Jersey	6,006
All other states	903

Total non-performing loans	$49,282

Securities
At March 31, 2020, total securities were $5.5 billion down $398.0 million or 27% annualized compared to $5.9 billion at December 31, 2019. At March 31, 2020, securities represented 10.1% of total assets compared to 11.0% at December 31, 2019. At March 31, 2020, 30% of the securities portfolio was tied to floating rates, 29% of which is currently at floating rates, mainly one and three month LIBOR and prime.
Federal Home Loan Bank Stock
As a member of the
FHLB-NY,
the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At March 31, 2020 and December 31, 2019, the Bank held
FHLB-NY
stock in the amount of $663.9 million and $647.6 million, respectively.
FHLB-NY
stock continued to be valued at par, with no impairment required at that date.
Dividends from the
FHLB-NY
to the Bank totaled $9.7 million and $4.0 million, respectively, in the three months ended March 31, 2020 and 2019.
Bank-Owned Life Insurance
BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in

Non-Interest

Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $7.4 million to $1.2 billion at March 31, 2020 compared to $1.1 billion at December 31, 2019.
Goodwill
We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both March 31, 2020 and December 31, 2019. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.
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
Loan repayments and sales totaled $2.3 billion in the three months ended March 31, 2020, up $658.5 million from the $1.7 billion recorded in the year-earlier three months. Cash flows from the repayment and sales of securities totaled $798.1 million and $589.0 million, respectively, in the corresponding periods, while purchases of securities totaled $483.8 million and $655.4 million, respectively.
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

At March 31, 2020, our deposits totaled $32.0 billion, up $315.6 million or 4% annualized compared to the level at December 31, 2019. At the end of the current first quarter, total deposits represented 58.9% of total assets, while CDs represented 44.2% of our total deposits.
Included in the March 31, 2020 balance of deposits were institutional deposits of $1.2 billion and municipal deposits of $951.2 million, as compared to $1.1 billion and $990.2 million, respectively, at December 31, 2019. Brokered deposits rose $46.2 million during the first three months of the year to $5.2 billion, reflecting a $144.6 million decrease in brokered money market accounts to $1.3 billion and a $165.8 million increase in brokered CDs to $2.4 billion. In addition, at March 31, 2020, we had $1.5 billion of brokered interest bearing checking accounts, an increase of $356.6 million from December 31, 2019. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.
Borrowed Funds
Borrowed funds consist primarily of wholesale borrowings (i.e.,
FHLB-NY
advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. As of March 31, 2020, the balance of borrowed funds increased $375.2 million from year-end
2019 to $14.9 billion, representing 27.5% of total assets, at that date. The majority of the increase was related to a greater level of wholesale borrowings. Wholesale borrowings rose $375.0 million from the year-end
2019 amount to $14.3 billion.
FHLB-NY
advances increased $375.0 million since December 31, 2019, to $14.0 billion, while the balance of repurchase agreements was $800.0 million at March 31, 2020, unchanged from the balance at at December 31, 2019.
Subordinated Notes
On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90%
Fixed-to-Floating
Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At March 31, 2020, the balance of subordinated notes was $295.2 million, which excludes certain costs related to their issuance.
Junior Subordinated Debentures
Junior subordinated debentures totaled $360.0 million at March 31, 2020, comparable to the balance at December 31, 2019.
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
LIBOR Transition Process
On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. The FRB established the Alternative Reference Rate Committee (“ARRC”), comprised of a group of private market participants and other members, representing banks and financial sector regulators, to identify a set of alternative reference rates for potential use as benchmarks. The ARRC has recommended the Secured Overnight Financing Rate or “SOFR” as the preferred alternative rate to U.S. dollar LIBOR.
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
While the ARRC has recommended SOFR as the replacement for LIBOR, there is acknowledgment that the development of a credit sensitive element could be a complement to SOFR. At this time, it is unclear as to the likelihood and timing of this occurring, but such a development could have an impact on our transition efforts.
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

At March 31, 2020, our
one-year
gap was a negative 11.25%, compared to a negative 12.31% at December 31, 2019. The change in our one-year
gap reflects an increase in expected prepayments on loans coupled with the addition of the previously mentioned interest rate swap, partially offset by an increase in CDs maturing within one year.
The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2020 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.
The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2020 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 24.70% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 19.55% and 12.48% per annum, respectively. Borrowed funds were not assumed to prepay.
Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 74% for the first five years and 26% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 90% for the first five years and 10% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 92% for the first five years and 8% for years six through ten.

	At March 31, 2020
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,184,609	$8,927,093	$16,383,653	$8,949,833	$1,797,289	$—	$42,242,477
Mortgage-related securities (2)(3)	526,947	509,978	917,980	386,723	613,026	452,888	3,407,542
Other securities (2)	1,743,481	524,784	90,834	31,919	170,555	150,000	2,711,573
Interest-earning cash and cash equivalents	786,229	—	—	—	—	—	786,229

Total interest-earning assets	9,241,266	9,961,855	17,392,467	9,368,475	2,580,870	602,888	49,147,821

INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	5,842,765	951,972	1,605,642	820,202	960,671	—	10,181,252
Savings accounts	1,117,187	1,314,752	738,994	513,688	1,271,049	—	4,955,670
Certificates of deposit	5,894,292	7,772,063	284,911	190,711	235	—	14,142,212
Borrowed funds	1,413,926	1,000,000	3,547,661	550,000	8,280,000	141,240	14,932,827

Total interest-bearing liabilities	14,268,170	11,038,787	6,177,208	2,074,601	10,511,955	141,240	44,211,961

Interest rate sensitivity gap per period (4)	$(5,026,904)	$(1,076,932)	$11,215,259	$7,293,874	$(7,931,085)	$461,648	$4,935,860

Cumulative interest rate sensitivity gap	$(5,026,904)	$(6,103,836)	$5,111,423	$12,405,297	$4,474,212	$4,935,860

Cumulative interest rate sensitivity gap as a percentage of total assets	(9.26)%	(11.25)%	9.42%	22.86%	8.25%	9.10%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	(11.37)%	(13.81)%	11.56%	28.06%	10.12%	11.16%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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
As of March 31, 2020, the impact of a 100 bp decline in market interest rates for our loans would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 7.11% per annum. Conversely, the impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 7.56% per annum.
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
Based on the information and assumptions in effect at March 31, 2020, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Economic Value of Equity
+100	(0.34)%
+200	(9.01)%
(1)	The impact of a 100 bp and a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.
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
Based on the information and assumptions in effect at March 31, 2020, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	(1.94)%
+200	(3.91)%
(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of a 100 bp and a 200bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.
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
In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2020, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 9.79% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 2.72% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.
Liquidity
We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.
We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.3 billion and $741.9 million, respectively, at March 31, 2020 and December 31, 2019. As in the past, our portfolios of loans and securities provided liquidity in the first three months of the year, with cash flows from the repayment and sale of loans totaling $2.3 billion and cash flows from the repayment and sale of securities totaling $798.1 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the
FHLB-NY.
The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2020, our available borrowing capacity with the
FHLB-NY
was $7.7 billion. In addition, the Bank had $5.5 billion of
available-for-sale
securities, at that date, of which $4.0 billion was unencumbered.
Furthermore, the Bank has agreements with the
FRB-NY
that enables it to access the discount window as a further means of enhancing their liquidity if need be. In connection with their agreements, the Bank pledged certain loans and securities to collateralize any funds they may borrow. At March 31, 2020, the maximum amount the Bank could borrow from the
FRB-NY
was $1.1 billion. There were no borrowings against either of these lines of credit at that date.
Our primary investing activity is loan production. In the first three months of 2020, the volume of loans originated for investment was $2.7 billion. During this time, the net cash used in investing activities totaled $104.3 million. Our operating activities provided net cash of $130.7 million, while the net cash provided by our financing activities totaled $565.9 million.
CDs due to mature in one year or less as of March 31, 2020 totaled $13.7 billion, representing 96.6% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.
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
In the three months ended March 31, 2020, the Bank paid dividends totaling $95.0 million to the Parent Company, leaving $148.3 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at March 31, 2020 included $156.5 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.
Capital Position
On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.
On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of March 31, 2020, the Company has repurchased a total of 26.5 million shares at an average price of $9.70 or an aggregate purchase price of $256.8 million, leaving $43.1 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $47.7 million from the balance at the end of last year and decreased $23.6 million from the year-ago
quarter to $80.6 million at March 31, 2020. The
year-to-date
decrease was primarily the result of a $12.7 million change in the net unrealized gain (loss) on available-for-sale
securities, net of tax, and a $36.4 million decrease in the net unrealized loss on cash flow hedges, net of tax, to $35.5 million.
Regulatory Capital
In March 2020, as part of the response to the
COVID-19
pandemic, the Federal Banking Agencies announced an interim final rule (“2020 CECL IFR”) that provides banking organizations, as an alternative to the 2018 CECL Transition Election, an optional five-year transition period to phase in the impact of CECL on regulatory capital (the “2020 CECL Transition Election”). The 2020 CECL IFR became effective as of March 31, 2020 although the comment period does not end until May 15, 2020.
Pursuant to the 2020 CECL IFR, banking organizations may elect to delay the estimated impact of CECL on regulatory capital and then phase in the estimated cumulative impact of the initial two-year
delay over the next three years. The estimated cumulative impact of CECL, which will be phased in during the three-year transition period, includes the after-tax
impact of adopting the CECL standard and the estimated impact of CECL in the initial two years thereafter. The 2020 CECL IFR introduced a uniform “scaling factor” of 25% for estimating the impact of CECL during the initial two years. The 25% “scaling factor” is an approximation of the impact of differences in credit loss allowances reflected under the CECL standard versus the incurred loss methodology. The Company has elected to delay the estimated impact of CECL on regulatory capital.
At March 31, 2020, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:
Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At March 31, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,804,839	9.81%	$4,307,678	11.10%	$5,106,554	13.16%	$4,307,678	8.47%
Minimum for capital adequacy purposes	1,745,825	4.50	2,327,766	6.00	3,103,689	8.00	2,034,058	4.00

Excess	$2,059,014	5.31%	$1,979,912	5.10%	$2,002,865	5.16%	$2,273,620	4.47%

At March 31, 2020, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 516 bp and the fully-phased in capital conservation buffer by 266 bp.
Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At March 31, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,802,347	12.38%	$4,802,347	12.38%	$4,958,834	12.79%	$4,802,347	9.45%
Minimum for capital adequacy purposes	1,745,065	4.50	2,326,754	6.00	3,102,339	8.00	2,033,380	4.00

Excess	$3,057,282	7.88%	$2,475,593	6.38%	$1,856,495	4.79%	$2,768,967	5.45%

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended March 31, 2020
For the three months ended March 31, 2020, the Company reported net income of $100.3 million, up 3% compared to the $97.6 million reported for the three months ended March 31, 2019. Results include a provision for credit losses of $20.6 million due to the application of CECL. Net income available to common shareholders for the three months ended March 31, 2020 totaled $92.1 million, also up 3% compared to the $89.4 million reported in the three months ended March 31, 2019. On a per share basis, diluted EPS for the current first quarter were $0.20, up 5% compared to the $0.19 per diluted EPS reported for the year-ago
first quarter.
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
Linked-Quarter and Year-Over-Year Comparison
Both the year-over-year and sequential improvement in our net interest income was primarily attributable to a decrease in the Company’s cost of funds, leading to a lower level of interest expense. The decrease in funding costs is a result of the FOMC lowering its federal funds target rate three times during 2019 and lowering it again, during the month of March, to near zero. This was slightly offset by lower yields on our loan portfolio and in the securities portfolio.
Details of the decline in net interest income follow:
•	Interest income of $441.0 million declined $9.6 million compared to the previous quarter and $5.1 million compared to the year-ago
quarter. Interest income on loans totaled $392.0 million, down $1.7 million on a linked-quarter basis, but up $12.1 million on a year-over-year basis. Interest income on securities was $47.3 million in the current first quarter, down $7.2 million sequentially and down $13.8 million on a year-over-year basis.

•	The decline in interest income on a linked-quarter basis was driven by a 14 basis point decrease in the average yield on interest-earning assets to 3.64% and a 16 basis point decline on a year-over-year basis. This was offset by an increase in average interest-earning assets to $48.5 billion, up $830.7 million on a linked-quarter basis and up $1.5 billion on a year-over-year basis. This increase was largely attributable to growth in our loan portfolio. Average loans increased $841.0 million sequentially and $1.6 billion on a year-over-year basis to $41.5 billion.

•	Interest expense totaled $196.6 million during the current first quarter, down $11.6 million on a linked-quarter basis and $8.3 million on a year-over-year basis. This was largely due to a decline in our cost of deposits, and to a lesser extent, our borrowing costs.

Net Interest Margin
The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.01%, the margin was three basis points narrower than the trailing-quarter measure and two basis points narrower than the margin recorded in the first quarter of last year.
The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and net interest margin in the periods noted:

	For the Three Months Ended						March 31, 2020 compared to
	March 31,		Dec. 31,		March 31,		Dec. 31,		March 31,
	2020		2019		2019		2019		2019
(dollars in thousands)
Total Interest Income	$441,042		$450,683		$446,174		-2%		-1%
Prepayment Income:
Loans	$10,189		$15,422		$9,341		-34%		9%
Securities	348		2,431		227		-86%		53%

Total prepayment income	$10,537		$17,853		$9,568		-41%		10%

GAAP Net Interest Margin	2.01%		2.04%		2.03%		-3	bp	-2	bp
Less:
Prepayment income from loans	9	bp	12	bp	8	bp	-3	bp	1	bp
Prepayment income from securities	—		2		—		-2	bp	0	bp

Total prepayment income contribution to and subordinated debt impact on net interest margin	9	bp	14	bp	8	bp	-5	bp	1	bp

Adjusted Net Interest Margin (non-GAAP)	1.92%		1.90%		1.95%		2	bp	-3	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis
(unaudited)

	For the Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/Cost
(dollars in thousands)
Assets:
Interest-earning assets:
Mortgage and other loans, net	$41,511,176	$391,911	3.78%	$40,670,220	$393,660	3.87%	$39,890,669	$379,790	3.81%
Securities	6,347,320	47,276	2.98	6,409,279	54,434	3.39	6,263,933	61,037	3.91
Interest-earning cash and cash equivalents	662,899	1,855	1.13	611,176	2,589	1.68	892,187	5,347	2.43

Total interest-earning assets	48,521,395	441,042	3.64	47,690,675	450,683	3.78	47,046,789	446,174	3.80
Non-interest- earning assets	4,887,109			4,787,016			4,570,768

Total assets	$53,408,504			$52,477,691			$51,617,557

Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,070,100	$28,564	1.14%	$9,857,399	$33,951	1.37%	$11,478,820	$50,159	1.77%
Savings accounts	4,833,600	8,934	0.74	4,800,951	9,435	0.78	4,669,824	8,083	0.70
Certificates of deposit	14,120,484	79,555	2.27	14,200,266	84,874	2.37	12,298,274	67,775	2.23

Total interest-bearing deposits	29,024,184	117,053	1.62	28,858,616	128,260	1.76	28,446,918	126,017	1.80
Borrowed funds	14,439,309	79,522	2.21	13,645,755	79,953	2.33	13,491,860	78,832	2.37

Total interest-bearing liabilities	43,463,493	196,575	1.82	42,504,371	208,213	1.94	41,938,778	204,849	1.98
Non-interest- bearing deposits	2,569,331			2,683,164			2,477,420
Other liabilities	684,808			599,780			594,077

Total liabilities	46,717,632			45,787,315			45,010,275
Stockholders’ equity	6,690,872			6,690,376			6,607,282

Total liabilities and stockholders’ equity	$53,408,504			$52,477,691			$51,617,557

Net interest income/interest rate spread		$244,467	1.82%		$242,470	1.84%		$241,325	1.82%

Net interest margin			2.01%			2.04%			2.03%

Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.12x			1.12x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan and lease losses, and include loans held for sale and non-performing loans.

(2)	Amounts are at amortized cost.

(3)	Includes FHLB stock.

Provision for (Recovery of) Credit Losses
During the first quarter of 2020, the Company reported a provision for credit losses of $20.6 million compared to a provision for credit losses of $1.7 million in the previous quarter and a recovery for credit losses of $1.2 million in the year-ago
quarter. The increase in the provision for credit losses during the current first quarter reflects the implementation of the CECL methodology. This methodology reflects the impact of a deterioration in forecasted, future economic conditions due to the
COVID-
19 pandemic.
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
For the three months ended March 31, 2020,
non-interest
income totaled $16.9 million, down modestly compared to the previous quarter and down 32% compared to the year-ago
quarter. Included in the
year-ago
quarter’s results were approximately $7.0 million net gain on securities compared to a net gain on securities of $534,000 during the current first quarter and a net loss on securities of $30,000 in the fourth quarter of last year.
The following table summarizes our
non-interest
income for the respective periods:
Non-Interest
Income Analysis

	For the Three Months Ended
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Fee income	$7,018	$7,002	$7,228
BOLI income	7,389	8,118	6,975
Net gain (loss) on securities	534	(30)	6,987
Other income:
Third-party investment product sales	1,277	1,225	2,896
Other	681	1,147	699

Total other income	1,958	2,372	3,595

Total non-interest income	$16,899	$17,462	$24,785

Non-Interest
Expense
Our
non-interest
expenses continued to trend lower. Total
non-interest
expense for the three months ended March 31, 2020 was $125.5 million, down 0.5% compared to the prior quarter and down 10% compared to the year-ago
quarter and down 2% annualized compared to the previous quarter. In the current first quarter, non-interest
expense included a $4.4 million benefit related to a lease termination. In the first quarter of 2019, non-interest
expense included $9.0 million of certain expenses related to severance and branch rationalization costs.
Income Tax Expense
The CARES Act included certain tax provisions for corporations, one of which is the temporary carry back of tax losses. Accordingly, the Company recognized a $13.1 million tax benefit related to its tax loss carryback as provided by the CARES Act.
Income tax expense for the three months ended March 31, 2020 was $14.9 million compared to $31.0 million for both the three months ended December 31, 2019 and March 31, 2019. This translates into an effective tax rate of 12.94% for the current quarter compared to an effective tax rate of 23.43% in the previous quarter and 24.10% in the year-ago
quarter.
ITEM
 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 71 through 75 of our 2019 Annual Report on Form
10-K,
filed with the SEC on February 28, 2020. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Management of Market and Interest Rate Risk” earlier in this quarterly report.

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
(b) Changes in Internal Control over Financial Reporting
The adoption of CECL resulted in new procedures and introduced new controls over financial reporting. However, the internal controls for CECL, are substantially similar to the internal controls used prior to the adoption of CECL. As a result, we concluded there were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.
Item 1A. Risk Factors
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, as such factors could materially affect the Company’s business, financial condition, or future results of operations.
The following additional risk factor supplements the risk factors disclosed in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019.
The
COVID-19
Pandemic May Have a Material Impact on Our Results of Operations
The
COVID-19
pandemic is negatively impacting economic activity, the financial markets, and commerce, both globally and within the United States. In our market area, the governor of New York has issued an order that, among other things, requires residents to stay in their homes and permits them to leave only to conduct certain essential activities or to travel to work and close all non-essential
businesses to the general public. These
stay-at-home
order and travel restrictions – and similar orders imposed across the United States to restrict the spread of
COVID-19
– have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Moreover, the rapid pace at which these issues are developing could overwhelm our ability to deal with them in a timely manner. The Company’s results of operations may be materially impacted if businesses remain closed for an extended period of time or unemployment remains at elevated levels for an extended period of time.
As an essential business, we have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as transitioning most in-person
customer transactions to our drive-thru facilities and limiting access to the interior of our facilities, frequent cleaning of our facilities, and using a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions.
The continued spread of
COVID-19
and the efforts to contain the virus, including
stay-at-home
orders and travel restrictions, could:
•	cause changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers;

•	cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions resulting in increases in loan delinquencies, problem assets, and foreclosures;

•	result in the lack of property transactions and asset sales;

•	cause the value of collateral for loans, especially real estate, to decline in value;

•	reduce the availability and productivity of our employees;

•	require us to increase our allowance for loan and lease losses;

•	cause our vendors and counterparties to be unable to meet existing obligations to us;

•	negatively impact the business and operations of third party service providers that perform critical services for our business;

•	cause us to recognize impairment of our goodwill;

•	result in a downgrade in our credit ratings;

•	prevent us from satisfying our minimum capital and other regulatory requirements;

•	impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions; and

•	cause the value of our securities portfolio to decline.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.
Moreover, our success and profitability is substantially dependent upon the management skills of our executive officers, many of whom have held officer positions with us for many years. The unanticipated loss or unavailability of key employees due to
COVID-19
could harm our ability to operate our business or execute our business strategy.

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
During the first quarter of the year, the Company repurchased $37.2 million or 3.3 million shares of its common stock under its recently authorized share repurchase program. Included in the above, the Company allocated 724,343 shares or $8.2 million toward the repurchase of shares tied to its stock-based incentive plans.

(dollars in thousands, except per share data)
First Quarter 2020	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	2,276,097	$11.86	$26,994
February 1 – February 29	317	11.19	3
March 1 – March 31	1,030,769	9.86	10,162

Total shares repurchased	3,307,183	11.24	$37,159

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
(7)

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Consulting Agreement between New York Community Bancorp, Inc. and James J. Carpenter. *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101	INS. XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101	SCH. XBRL Taxonomy Extension Schema Document.

101	CAL. XBRL Taxonomy Extension Calculation Linkbase Document.

101	DEF. XBRL Taxonomy Extension Definition Linkbase Document.

101	LAB. XBRL Taxonomy Extension Label Linkbase Document.

101	PRE. XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management plan or compensation plan arrangement.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).

(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).

(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).

(4)	Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.

(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).

(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565).

(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 11, 2020	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: May 11, 2020	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer