Form 10-K/A
period 2019-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2020-05-18
CIK 910073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2019	Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

615 Merrick Avenue, Westbury, New York 11590
(Address of principal executive offices) (Zip code)
(Registrant’s telephone number, including area code) (516) 683-4100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiES SM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange

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
The number of shares of the registrant’s common stock outstanding as of May 13, 2020 was 463,937,039 shares.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2020 are incorporated by reference into Part III.

EXPLANATORY NOTE
New York Community Bancorp Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment No. 1”) to amend the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2020 (the “Original 2019 Form
10-K”).
The purpose of this Amendment No. 1 is to provide the Consulting Agreement between the Company and James J. Carpenter under Exhibit 10.16, which was inadvertently omitted from the Original 2019 Form
10-K.
In addition, pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. These certifications are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1.
This Amendment No. 1 is an exhibit-only filing. Except as described above, this Amendment No. 1 does not modify or update in any way the financial statements or disclosures made, or any exhibits included or incorporated by reference, in the Original 2019 Form
10-K
and does not reflect events occurring after the filing of the Original 2019 Form
10-K.
Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2019 Form
10-K
and the Company’s other filings with the SEC.

TABLE OF CONTENTS

Page No.
PART IV

Item 15. Exhibits and Financial Statement Schedules	3

SIGNATURES	6

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report
1. Financial Statements
The following consolidated financial statements, notes thereto and independent auditors’ report thereon, management’s report on internal control over financial reporting and changes in internal control over financial reporting, filed as part hereof, were filed as Part II, Item 8 of the Original 2019 Form
10-K:
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
3. Exhibits Required by the Securities and Exchange Commission Regulation
S-K
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

4.3	Form of certificate representing the Series A Preferred Stock(7)

4.4	Form of depositary receipt representing the Depositary Shares(7)

4.5	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto*(8)

10.2	Synergy Financial Group, Inc. 2004 Stock Option Plan (as assumed by New York Community Bancorp, Inc. effective October 1, 2007)*(9)

10.3(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers*(10)

10.4(P)	Form of Queens County Savings Bank Employee Severance Compensation Plan* (10)

10.5(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan* (10)

10.6(P)	Form of Queens County Bancorp, Inc. Employee Stock Ownership Plan and Trust* (10)

10.7(P)	Incentive Savings Plan of Queens County Savings Bank* (11)

10.8(P)	Retirement Plan of Queens County Savings Bank* (10)

10.9(P)	Supplemental Benefit Plan of Queens County Savings Bank* (12)

10.10(P)	Excess Retirement Benefits Plan of Queens County Savings Bank* (10)

10.11(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan* (10)

10.12	New York Community Bancorp, Inc. Management Incentive Compensation Plan*(13)

10.13	New York Community Bancorp, Inc. 2006 Stock Incentive Plan*(13)

10.14	New York Community Bancorp, Inc. 2012 Stock Incentive Plan*(14)

10.15
Underwriting Agreement, dated November 1, 2018, by and among the Registrant and Goldman Sachs & Co., Sandler O’Neill & Partners, L.P., Credit Suisse Securities (USA) LLC, Jeffries LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters listed therein(15)

10.16 +	Filed herewith

11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0 ++	Consent of KPMG LLP, dated February 28, 2020

31.1 +	Filed herewith

31.2 +	Filed herewith

32.0 ++	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101 +++
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

104 +	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

+	Filed herewith.
++	Furnished as an exhibit to the Original 2019 Form 10-K.
+++	Filed as an exhibit to the Original 2019 Form 10-K.
*	Management plan or compensation plan arrangement.

(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)

(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)

(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)

(4)	Incorporated herein by reference to 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017

(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565)

(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 9, 2017 (File No. 1-31565)

(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017

(8)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006

(9)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 4, 2007, Registration No. 333-146512

(10)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852

(11)	Incorporated by reference to Exhibits to Form S-8, Registration Statement filed on October 27, 1994, Registration No. 33-85682

(12)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995

(13)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006

(14)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012

(15)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2018 (File No. 1-31565)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized
.

NEW YORK COMMUNITY BANCORP, INC.

May 18, 2020	/s/ Thomas R. Cangemi
Thomas R. Cangemi
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)