Form 10-Q
period 2020-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2020-08-10
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

463,909,673

Number of shares of common stock outstanding at August 3, 2020

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2020

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

LIST OF ABBREVIATIONS AND ACRONYMS

ADC—Acquisition, development, and construction loan	FHLB—Federal Home Loan Bank
ALCO—Asset and Liability Management Committee	FHLB-NY—Federal Home Loan Bank of New York
AMT—Alternative minimum tax	FOMC—Federal Open Market Committee
AmTrust—AmTrust Bank	FRB—Federal Reserve Board
AOCL—Accumulated other comprehensive loss	FRB-NY—Federal Reserve Bank of New York
ASC—Accounting Standards Codification	Freddie Mac—Federal Home Loan Mortgage Corporation
ASU—Accounting Standards Update	FTEs—Full-time equivalent employees
BOLI—Bank-owned life insurance	GAAP—U.S. generally accepted accounting principles
BP—Basis point(s)	GAAP—U.S. generally accepted accounting principles
CARES Act—Coronavirus Aid, Relief, and Economic Security Act	GLBA—The Gramm Leach Bliley Act
C&I—Commercial and industrial loan	GNMA—Government National Mortgage Association
CCAR—Comprehensive Capital Analysis and Review	GSEs—Government-sponsored enterprises
CDs—Certificates of deposit	HQLAs—High-quality liquid assets
CECL—Current Expected Credit Loss	LIBOR—London Interbank Offered Rate
CFPB—Consumer Financial Protection Bureau	LSA—Loss Share Agreements
CMOs—Collateralized mortgage obligations	LTV—Loan-to-value ratio
CMT—Constant maturity treasury rate	MBS—Mortgage-backed securities
CPI—Consumer Price Index	MSRs—Mortgage servicing rights
CPR—Constant prepayment rate	NIM—Net interest margin
CRA—Community Reinvestment Act	NOL—Net operating loss
CRE—Commercial real estate loan	NPAs—Non-performing assets
Desert Hills—Desert Hills Bank	NPLs—Non-performing loans
DIF—Deposit Insurance Fund	NPV—Net Portfolio Value
DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSDFS—New York State Department of Financial Services
DSCR—Debt service coverage ratio	NYSE—New York Stock Exchange
EAR—Earnings at Risk	OCC—Office of the Comptroller of the Currency
EPS—Earnings per common share	OFAC—Office of Foreign Assets Control
ERM—Enterprise Risk Management	OREO—Other real estate owned
EVE—Economic Value of Equity at Risk	PPP—Paycheck Protection Program loans administered by the Small Business Administration
Fannie Mae—Federal National Mortgage Association	SEC—U.S. Securities and Exchange Commission
FASB—Financial Accounting Standards Board	SIFI—Systemically Important Financial Institution
SIFI—Systemically Important Financial Institution	TDRs—Troubled debt restructurings
FDI Act—Federal Deposit Insurance Act
FDIC—Federal Deposit Insurance Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Cash and cash equivalents	$1,404,527	$741,870
Securities:
Debt securities available-for-sale ($1,256,431 and $1,372,238 pledged at June 30, 2020 and December 31, 2019, respectively) (Allowance for credit losses of $0 at June 30, 2020)	5,168,182	5,853,057
Equity investments with readily determinable fair values, at fair value	33,518	32,830
Total securities	5,201,700	5,885,887
Loans held for sale	103,362	—
Loans and leases held for investment, net of deferred loan fees and costs	42,306,187	41,894,155
Less: Allowance for loan and lease losses	(174,287)	(147,638)
Total loans and leases held for investment, net	42,131,900	41,746,517
Total loans and leases, net	42,235,262	41,746,517
Federal Home Loan Bank stock, at cost	668,698	647,562
Premises and equipment, net	297,180	312,626
Operating lease right-of-use assets	278,276	286,194
Goodwill	2,426,379	2,426,379
Bank-owned life insurance	1,156,137	1,145,058
Other real estate owned and other repossessed assets	9,526	12,268
Other assets	532,731	436,460
Total assets	$54,210,416	$53,640,821
Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$11,141,163	$10,230,144
Savings accounts	5,624,999	4,780,007
Certificates of deposit	12,042,254	14,214,858
Non-interest-bearing accounts	2,921,165	2,432,123
Total deposits	31,729,581	31,657,132
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,552,661	13,102,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	14,352,661	13,902,661
Junior subordinated debentures	360,058	359,866
Subordinated notes	295,345	295,066
Total borrowed funds	15,008,064	14,557,593
Operating lease liabilities	278,272	285,991
Other liabilities	501,486	428,411
Total liabilities	47,517,403	46,929,127
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 463,933,831 and 467,346,781 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,109,597	6,115,487
Retained earnings	362,724	342,023
Treasury stock, at cost (26,505,239 and 23,092,289 shares, respectively)	(257,232)	(220,717)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $(25,015) and $(9,424), respectively	66,548	25,440
Net unrealized loss on pension and post-retirement obligations, net of tax of $21,179 and $22,191, respectively	(56,470)	(59,136)
Net unrealized (loss) gain on cash flow hedges, net of tax of $15,132 and $(333), respectively	(39,898)	853
Total accumulated other comprehensive loss, net of tax	(29,820)	(32,843)
Total stockholders’ equity	6,693,013	6,711,694
Total liabilities and stockholders’ equity	$54,210,416	$53,640,821

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest Income:
Loans and leases	$381,884	$387,634	$773,796	$767,424
Securities and money market investments	41,191	66,118	90,321	132,502
Total interest income	423,075	453,752	864,117	899,926
Interest Expense:
Interest-bearing checking and money market accounts	10,059	47,772	38,623	97,931
Savings accounts	8,208	8,861	17,142	16,944
Certificates of deposit	65,233	80,651	144,789	148,426
Borrowed funds	73,703	78,778	153,224	157,610
Total interest expense	157,203	216,062	353,778	420,911
Net interest income	265,872	237,690	510,339	479,015
Provision for credit losses	17,574	1,844	38,176	622
Net interest income after provision for credit losses	248,298	235,846	472,163	478,393
Non-Interest Income:
Fee income	3,723	7,487	10,741	14,715
Bank-owned life insurance	9,503	6,479	16,892	13,454
Net gain on securities	887	493	1,421	7,480
Other	1,267	3,138	3,225	6,733
Total non-interest income	15,380	17,597	32,279	42,382
Non-Interest Expense:
Operating expenses:
Compensation and benefits	75,705	72,573	155,156	154,013
Occupancy and equipment	21,177	21,889	39,051	44,851
General and administrative	26,711	28,590	54,907	62,955
Total non-interest expense	123,593	123,052	249,114	261,819
Income before income taxes	140,085	130,391	255,328	258,956
Income tax expense	34,738	33,145	49,653	64,133
Net income	105,347	97,246	205,675	194,823
Preferred stock dividends	8,207	8,207	16,414	16,414
Net income available to common shareholders	$97,140	$89,039	$189,261	$178,409
Basic earnings per common share	$0.21	$0.19	$0.40	$0.38
Diluted earnings per common share	$0.21	$0.19	$0.40	$0.38
Net income	$105,347	$97,246	$205,675	$194,823
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of ($20,404); ($10,232); ($15,793) and ($23,100), respectively	53,796	26,258	41,639	59,013
Change in pension and post-retirement obligations, net of tax of ($18); ($15); ($36) and ($31), respectively	47	40	92	77
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $2,295 and $15,692	(5,463)	—	(41,351)	—
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $(4); $10; $202 and $1,527, respectively	11	(26)	(532)	(3,918)
Reclassification adjustment for defined benefit pension plan, net of tax of ($488); ($695); ($976) and ($1,390), respectively	1,286	1,783	2,574	3,566
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax of ($405) and ($227)	1,068	—	601	—
Total other comprehensive income, net of tax	50,745	28,055	3,023	58,738
Total comprehensive income, net of tax	$156,092	$125,301	$208,698	$253,561

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
(dollars in thousands)	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at January 1, 2020	467,346,781	$502,840	$4,904	$6,115,487	$342,023	$(220,717)	$(32,843)	$6,711,694
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22,198)	—	22,198	—	—
Compensation expense related to restricted stock awards	—	—	—	8,251	—	—	—	8,251
Net income	—	—	—	—	100,328	—	—	100,328
Dividends paid on common stock ($0.17)	—	—	—	—	(79,332)	—	—	(79,332)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Effect of adopting ASU No. 2016-13	—	—	—	—	(10,468)	—	—	(10,468)
Purchase of common stock	(3,307,183)	—	—	—	—	(37,159)	—	(37,159)
Other comprehensive income, net of tax	—	—	—	—	—	—	(47,722)	(47,722)
Balance at March 31, 2020	466,360,703	$502,840	$4,904	$6,101,540	$344,344	$(235,678)	$(80,565)	$6,637,385

Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	8,057	—	—	—	8,057
Net income	—	—	—	—	105,347	—	—	105,347
Dividends paid on common stock ($0.17)	—	—	—	—	(78,760)	—	—	(78,760)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)		—	(8,207)
Purchase of common stock	(2,426,872)	—	—	—	—	(21,554)	—	(21,554)
Other comprehensive income, net of tax	—	—	—	—	—	—	50,745	50,745
Balance at June 30, 2020	463,933,831	502,840	4,904	6,109,597	362,724	(257,232)	(29,820)	6,693,013

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

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$205,675	$194,823
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38,176	622
Depreciation	12,667	13,771
Amortization of discounts and premiums, net	9,614	2,403
Net gain on sales of securities	(1,421)	(7,480)
Gain on trading activity	—	(35)
Net loss on sales of loans	4	31
Stock-based compensation	16,308	15,813
Deferred tax expense	76,963	19,362
Changes in operating assets and liabilities:
Increase in other assets(1)	(98,462)	(31,751)
(Decrease) increase in other liabilities(2)	(9,213)	51,381
Purchases of securities held for trading	—	(22,500)
Proceeds from sales of securities held for trading	—	22,535
Held for sale originations	(103,362)	—
Net cash provided by operating activities	146,949	258,975
Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	959,743	507,198
Proceeds from sales of securities available for sale	442,075	363,346
Purchase of securities available for sale	(734,650)	(912,974)
Redemption of Federal Home Loan Bank stock	126,726	85,349
Purchases of Federal Home Loan Bank stock	(147,862)	(23,107)
Proceeds from bank-owned life insurance, net	1,772	2,664
Proceeds from sales of loans	3,124	70,387
Purchases of loans	(47,766)	—
Other changes in loans, net	(379,463)	(790,541)
Dispositions of premises and equipment, net	2,779	58
Net cash provided by (used in) investing activities	226,478	(697,620)
Cash Flows from Financing Activities:
Net increase in deposits	72,449	1,568,096
Net increase in short-term borrowed funds	1,450,000	—
Proceeds from long-term borrowed funds	3,125,000	1,504,820
Repayments of long-term borrowed funds	(4,125,000)	(2,631,000)
Cash dividends paid on common stock	(158,092)	(158,690)
Cash dividends paid on preferred stock	(16,414)	(16,414)
Treasury stock repurchased	(50,190)	(67,125)
Payments relating to treasury shares received for restricted stock award tax payments	(8,523)	(7,702)
Net cash provided by financing activities	289,230	191,985
Net increase (decrease) in cash, cash equivalents, and restricted cash	662,657	(246,660)
Cash, cash equivalents, and restricted cash at beginning of period	741,870	1,474,955
Cash, cash equivalents, and restricted cash at end of period	$1,404,527	$1,228,295
Supplemental information:
Cash paid for interest	$369,460	$380,540
Cash paid for income taxes	10,386	75,280
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$120	$3,027
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	—	324,360
Securitization of residential mortgage loans to mortgage-backed securities available for sale	41,871	—
Transfer of loans from held for investment to held for sale	—	70,418
Dispositions of premises and equipment	—	1,245
Shares issued for restricted stock awards	22,198	16,279

(1)	Includes $8.6 million and $16.3 million of amortization of operating lease right-of-use assets for the six months ended June 30, 2020 and June 30, 2019, respectively.
(2)	Includes $8.6 million and $16.3 million of amortization of operating lease liability for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Recently Adopted Accounting Standards

The Company adopted ASU No. 2020-04 upon issuance. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. If certain criteria are met, the amendments allow exceptions to the designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. The Company will continue to assess the impact as the reference rate transition occurs.

The Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its amendments, (“ASU No. 2016-13”) as of January 1, 2020. ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments in ASU No. 2016-13 replace the incurred loss impairment methodology with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. The amendments affected loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

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

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as of January 1, 2020. ASU No. 2017-04 eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity will recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. ASU No. 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The impact of this adoption on the Company’s Consolidated Statements of Condition, results of operations, or cash flows will be dependent upon goodwill impairment determinations made after January 1, 2020.

The adoption of ASU No. 2017-04 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. During the six months ended June 30, 2020, the Company assessed the current environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of its reporting unit. After consideration of the items above and the first six months 2020 results, the Company determined it was not more-likely-than-not that the fair value of its reporting unit was below its book value as of June 30, 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income available to common shareholders	$97,140	$89,039	$189,261	$178,409
Less: Dividends paid on and earnings allocated to participating securities	(1,186)	(1,055)	(3,331)	(2,177)
Earnings applicable to common stock	$95,954	$87,984	$185,930	$176,232
Weighted average common shares outstanding	461,933,533	465,351,586	463,463,751	465,422,251
Basic earnings per common share	$0.21	$0.19	$0.40	$0.38
Earnings applicable to common stock	$95,954	$87,984	$185,930	$176,232
Weighted average common shares outstanding	461,933,533	465,351,586	463,463,751	465,422,251
Potential dilutive common shares	555,960	289,851	487,317	145,727
Total shares for diluted earnings per common share computation	462,489,493	465,641,437	463,951,068	465,567,978
Diluted earnings per common share and common share equivalents	$0.21	$0.19	$0.40	$0.38

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(in thousands)	For the Six Months Ended June 30, 2020
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$734	Net gain on securities
	(202)	Income tax expense
	$532	Net gain on securities, net of tax
Unrealized loss on cash flow hedges:	$(828)	Interest expense
	227	Income tax benefit
	$(601)	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$124	Included in the computation of net periodic credit(2)
Actuarial losses	(3,674)	Included in the computation of net periodic cost (2)
	(3,550)	Total before tax
	976	Income tax benefit
	$(2,574)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(2,643)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,288,192	$69,358	$35	$1,357,515
GSE CMOs	1,613,437	56,848	848	1,669,437
Total mortgage-related debt securities	$2,901,629	$126,206	$883	$3,026,952
Other Debt Securities:
U. S. Treasury obligations	$61,938	$46	$3	$61,981
GSE debentures	672,101	6,439	—	678,540
Asset-backed securities (1)	440,261	94	18,962	421,393
Municipal bonds	26,366	729	185	26,910
Corporate bonds	870,475	11,434	15,084	866,825
Capital trust notes	95,290	5,064	14,773	85,581
Total other debt securities	$2,166,431	$23,806	$49,007	$2,141,230
Total debt securities available for sale	$5,068,060	$150,012	$49,890	$5,168,182
Equity Securities:
Preferred stock	$15,292	$—	$103	$15,189
Mutual funds and common stock (2)	16,871	1,458		18,329
Total equity securities	$32,163	$1,458	$103	$33,518
Total securities (3)	$5,100,223	$151,470	$49,993	$5,201,700

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	Primarily consists of mutual funds that are CRA-qualified investments.
(3)	Excludes accrued interest receivable of $16.5 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,530,317	$26,069	$3,763	$1,552,623
GSE CMOs	1,783,440	21,213	3,541	1,801,112
Total mortgage-related debt securities	$3,313,757	$47,282	$7,304	$3,353,735
Other Debt Securities:
U.S. Treasury obligations	$41,820	$19	$—	$41,839
GSE debentures	1,093,845	5,707	5,312	1,094,240
Asset-backed securities (1)	384,108	—	10,854	373,254
Municipal bonds	26,808	559	475	26,892
Corporate bonds	854,195	15,970	2,983	867,182
Capital trust notes	95,100	7,121	6,306	95,915
Total other debt securities	$2,495,876	$29,376	$25,930	$2,499,322
Total other securities available for sale	$5,809,633	$76,658	$33,234	$5,853,057
Equity Securities:
Preferred stock	$15,292	$122	$—	$15,414
Mutual funds and common stock (2)	16,871	718	173	17,416
Total equity securities	$32,163	$840	$173	$32,830
Total securities(3)	$5,841,796	$77,498	$33,407	$5,885,887

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	Primarily consists of mutual funds that are CRA-qualified investments.
(3)	Excludes accrued interest receivable of $24.4 million included in other assets in the Consolidated Statements of Condition.

At June 30, 2020 and December 31, 2019, respectively, the Company had $668.7 million and $647.6 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Gross proceeds	$442,075	$363,346
Gross realized gains	1,877	5,445
Gross realized losses	1,143	—

Net unrealized gains on equity securities recognized in earnings for the three and six months ended June 30, 2020 were $902,000 and $687,000, respectively. Net unrealized losses on equity securities recognized in earnings for the three and six months ended June 30, 2019 were $457,000 and $1.2 million, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at June 30, 2020:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$109,229	3.54%	$68,888	0.99%	$149	6.66%	$—	—%	$179,930
Due from one to five years	462,094	3.11	25,924	3.39	—	—	196,373	3.15	724,999
Due from five to ten years	148,386	2.71	316,056	3.21	20,334	3.50	761,943	2.39	1,247,921
Due after ten years	2,181,920	2.55	323,171	2.15	5,883	3.33	447,710	1.41	3,015,332
Total debt securities available for sale	$2,901,629	2.69	$734,039	2.54	$26,366	3.48	$1,406,026	2.18	$5,168,182

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2020:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Treasury obligations	$9,997	$3	$—	$—	$9,997	$3
GSE certificates	13,142	35	—	—	13,142	35
GSE CMOs	24,532	28	240,311	820	264,843	848
Asset-backed securities	—	—	361,265	18,962	361,265	18,962
Municipal bonds	—	—	9,215	185	9,215	185
Corporate bonds	483,178	6,274	241,190	8,810	724,368	15,084
Capital trust notes	43,034	3,897	32,981	10,876	76,015	14,773
Equity securities	15,190	103	—	—	15,190	103
Total temporarily impaired securities	$589,073	$10,340	$884,962	$39,653	$1,474,035	$49,993

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

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2020 consisted of seven agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, three corporate bonds, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2019 consisted of seven US Government agency securities, five capital trusts notes, three agency mortgage-related securities, three agency CMOs, three asset-backed securities, two corporate bonds, one municipal bond, and one mutual fund.

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

We first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria are met, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

None of the unrealized losses identified as of June 30, 2020 or December 31, 2019 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the six months ended June 30, 2020.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$31,597,075	74.80%	$31,158,672	74.46%
Commercial real estate	6,929,883	16.40%	7,081,910	16.93
One-to-four family	320,740	0.76%	380,361	0.91
Acquisition, development, and construction	126,402	0.30%	200,596	0.48
Total mortgage loans held for investment(1)	38,974,100	92.26%	$38,821,539	92.78
Other Loans:
Commercial and industrial	1,571,432	3.72%	1,742,380	4.16
Lease financing, net of unearned income of $123,141 and $104,826, respectively	1,693,640	4.01%	1,271,998	3.04
Total commercial and industrial loans (2)	3,265,072	7.73%	3,014,378	7.20
Other	6,723	0.01%	8,102	0.02
Total other loans held for investment(1)	3,271,795	7.74%	3,022,480	7.22
Total loans and leases held for investment	$42,245,895	100.00%	$41,844,019	100.00%
Net deferred loan origination costs	60,292		50,136
Allowance for loan and lease losses	(174,287)		(147,638)
Total loans and leases held for investment, net	$42,131,900		$41,746,517
Loans held for sale	103,362		—
Total loans and leases, net	$42,235,262		$41,746,517

(1)

Excludes accrued interest receivable of $167.3 million and $116.9 million at June 30, 2020 and December 31, 2019, respectively, which is included in other assets in the Consolidated Statements of Condition.

(2)

Includes specialty finance loans and leases of $2.9 billion and $2.6 billion, respectively, at June 30, 2020 and December 31, 2019, and other C&I loans of $380.9 million and $420.1 million, respectively, at June 30, 2020 and December 31, 2019.

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

To a lesser extent, the Company also originates ADC loans for investment. One-to-four family loans held for investment were originated through the Company’s former mortgage banking operation and primarily consisted of jumbo adjustable rate mortgages made to borrowers with a solid credit history.

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

Included in loans held for investment at June 30, 2020 and December 31, 2019, were mortgage loans of $38.0 million and $38.2 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At June 30, 2020 and December 31, 2019, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at June 30, 2020:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$383	$6,316	$—	$6,699	$31,583,677	$31,597,075
Commercial real estate	326	16,183	—	16,509	6,896,865	6,929,883
One-to-four family	1,361	1,716	—	3,077	314,586	320,740
Acquisition, development, and construction	—	—	—	—	126,402	126,402
Commercial and industrial(1) (2)	—	29,454	—	29,454	3,206,164	3,265,072
Other	65	2	—	67	6,589	6,723
Total loans and leases held for investment	$2,135	$53,671	$—	$55,806	$42,134,283	$42,245,895

(1)	Includes $26.0 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,131	$5,407	$—	$6,538	$31,152,134	$31,158,672
Commercial real estate	2,545	14,830	—	17,375	7,064,535	7,081,910
One-to-four family	—	1,730	—	1,730	378,631	380,361
Acquisition, development, and construction	—	—	—	—	200,596	200,596
Commercial and industrial(1) (2)	—	39,024	—	39,024	2,975,354	3,014,378
Other	44	252	—	296	7,806	8,102
Total	$3,720	$61,243	$—	$64,963	$41,779,056	$41,844,019

(1)	Includes $30.4 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at June 30, 2020:

	Mortgage Loans				Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,302,833	$6,647,278	$317,411	$100,832	$38,368,354	$3,199,250	$6,721	$3,205,971
Special mention	230,210	193,232	1,618	25,570	450,630	3,894	—	3,894
Substandard	64,032	89,373	1,711		155,116	61,928	2	61,930
Doubtful					—			—
Total	$31,597,075	$6,929,883	$320,740	$126,402	$38,974,100	$3,265,072	$6,723	$3,271,795

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$30,903,657	$6,902,218	$377,883	$158,751	$38,342,509	$2,960,557	$7,850	$2,968,407
Special mention	239,664	104,648	748	41,456	386,516	1,588	—	1,588
Substandard	15,351	75,044	1,730	389	92,514	52,233	252	52,485
Doubtful	—	—	—	—	—	—	—	—
Total	$31,158,672	$7,081,910	$380,361	$200,596	$38,821,539	$3,014,378	$8,102	$3,022,480

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2020.

(in thousands)	Vintage Year
Risk Rating Group	2020	2019	2018	2017	2016	Prior To 2016	Revolving Loans	Total
Pass	$4,311,632	$7,066,229	$6,737,878	$5,204,929	$4,234,835	$10,816,916	$22,631	$38,395,050
Special Mention	—	2,267	68,295	77,061	126,081	176,358	790	450,852
Substandard	—	—	7,582	18,866	49,372	78,557	—	154,377
Total mortgage loans	$4,311,632	$7,068,496	$6,813,755	$5,300,856	$4,410,288	$11,071,831	$23,421	$39,000,279
Pass	579,851	904,008	205,400	236,169	137,604	157,650	1,019,443	3,240,125
Special Mention	—	42	—	—	—	—	3,850	3,892
Substandard	1,042	8,350	3,711	15,454	4,190	3,473	25,673	61,893
Total other loans	580,893	912,400	209,111	251,623	141,794	161,123	1,048,966	3,305,910
Total	$4,892,525	$7,980,896	$7,022,866	$5,552,479	$4,552,082	$11,232,954	$1,072,387	$42,306,189

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of June 30, 2020:

	Collateral Type
(in thousands)	Real Property	Other
Multi-family	$2,248	$—
Commercial real estate	29,824	—
One-to-four family	570	—
Acquisition, development, and construction	—	37,135
Commercial and industrial	—	—
Other	—
Total collateral-dependent loans held for investment	$32,642	$37,135

Other collateral primarily consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three months ended June 30, 2020.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2020, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $18.6 million; loans on which forbearance agreements were reached amounted to $26.3 million.

The CARES Act was enacted on March 27, 2020. Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. At June 30, 2020, total payment deferrals for the entire loan portfolio were $7.4 billion.

The following table presents information regarding the Company’s TDRs as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$2,248	$2,248	$—	$3,577	$3,577
Commercial real estate	15,119	—	15,119	—	—	—
One-to-four family	—	570	570	—	584	584
Acquisition, development, and construction	—	—	—	389	—	389
Commercial and industrial(1)	865	26,146	27,011	865	35,084	35,949
Other	—	—	—	—	—	—
Total	$15,984	$28,964	$44,948	$1,254	$39,245	$40,499

(1)	Includes $20.1 million and $30.4 million of taxi medallion-related loans at June 30, 2020 and December 31, 2019, respectively

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended June 30, 2020 and 2019 are summarized as follows:

	For the Three Months Ended June 30, 2020
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15,119	$15,119	8.00%	3.50%	$-	$-
Commercial and industrial	11	2,484	1,391	2.92	2.92	1,093	—
Total	12	$17,603	$16,510	7.28	3.45	$1,093	$-

	For the Three Months Ended June 30, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	15	$19,350	$18,004	5.31%	5.45%	$1,346	$—

The financial effects of the Company’s TDRs for the six months ended June 30, 2020 and 2019 are summarized as follows:

	For the Six Months Ended June 30, 2020
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15,119	$15,119	8.00%	3.50%	$-	$-
Commercial and industrial	19	4,404	2,963	3.08	3.03	1,441	—
Total	20	$19,523	$18,082	6.89	3.42	$1,441	$-

	For the Six Months Ended June 30, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	30	$23,544	$21,092	4.95%	5.09%	$2,452	$—

At June 30, 2020, 40 C&I loans in the aggregate amount of $6.4 million have been modified as TDRs during the twelve months ended at that date, and were in payment default. At June 30, 2019, 13 C&I loans in the aggregate amount of $3.3 million that had been modified as TDRs during the twelve months ended at that date and were in payment default.

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

Note 6. Allowance for Loan and Lease Losses

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	Six Months Ended June 30,
	2020			2019
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,695	$24,943	$147,638	$130,983	$28,837	$159,820
Impact of CECL adoption	99	1,812	1,911	—	—	—
Charge-offs	—	(14,323)	(14,323)	—	(9,830)	(9,830)
Recoveries	60	283	343	22	478	500
Provision for (recovery of) credit losses on loans	34,653	4,065	38,718	(8,917)	9,539	622
Balance, end of period	$157,507	$16,780	$174,287	$122,088	$29,024	$151,112

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

The following table presents additional information about the Company’s nonaccrual loans at June 30, 2020:

(in thousands)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$2,248	$—	$121
Commercial real estate	14,699	-	$24
One-to-four family	570	-	$10
Acquisition, development, and construction	-	-	$—
Other	29,456	-	$651
Total nonaccrual loans with no related allowance	$46,973	$—	$806
Nonaccrual loans with an allowance recorded:
Multi-family	$4,068	$443	$28
Commercial real estate	1,484	117	$31
One-to-four family	1,146	201	$7
Acquisition, development, and construction	-	-	$—
Other	-	-	$—
Total nonaccrual loans with an allowance recorded	$6,698	$761	$66
Total nonaccrual loans:
Multi-family	$6,316	$443	$149
Commercial real estate	16,183	117	55
One-to-four family	1,716	201	17
Acquisition, development, and construction	-	-	-
Other	29,456	-	651
Total nonaccrual loans	$53,671	$761	$872

The following table presents additional information about the Company’s impaired loans at December 31, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	37,669	114,636	—	39,598	2,494
Total impaired loans with no related allowance	$56,936	$143,149	$—	$54,393	$3,516
Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate
One-to-four family
Acquisition, development, and construction
Other	1,445	4,173	116	4,111	13
Total impaired loans with an allowance recorded	$1,445	$4,173	$116	$4,111	$13
Total impaired loans:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	39,114	118,809	116	43,709	2,507
Total impaired loans	$58,381	$147,322	$116	$58,504	$3,529

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Wholesale Borrowings:
FHLB advances	$13,552,661	$13,102,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	$14,352,661	$13,902,661
Junior subordinated debentures	360,058	359,866
Subordinated notes	295,345	295,066
Total borrowed funds	$15,008,064	$14,557,593

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2020:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800,000

Subordinated Notes

At June 30, 2020 and December 31, 2019, the Company had $295.3 million and $295.1million, respectively, of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate(1)	Original Issue Amount
(dollars in thousands)
Nov. 6, 2018	Nov. 6, 2028	5.90%	$300,000

(1)

From and including the date of original issuance to, but excluding November 6, 2023, the Notes will bear interest at an initial rate of 5.90% per annum payable semi-annually. Unless redeemed, from and including November 6, 2023 to but excluding the maturity date, the interest rate will reset quarterly to an annual interest rate equal to the then-current three-month LIBOR rate plus 278 basis points payable quarterly.

Junior Subordinated Debentures

At June 30, 2020 and December 31, 2019, the Company had $360.1 million and $359.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at June 30, 2020:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$146,132	$139,781	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007(1)
New York Community Capital Trust X	2.34	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.99	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	3.02	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)
Total junior subordinated debentures		$360,058	$347,281

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2020		2019
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1,173	$82	$1,415	$128
Expected return on plan assets	(3,876)	-	(3,483)	—
Amortization of prior-service costs	-	(62)	—	(62)
Amortization of net actuarial loss	1,831	6	2,509	31
Net periodic (credit) expense	$(872)	$26	$441	$97

	For the Six Months Ended June 30,
	2020		2019
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$2,346	$164	$2,830	$256
Expected return on plan assets	(7,752)	—	(6,966)	—
Amortization of prior-service costs	—	(124)	—	(124)
Amortization of net actuarial loss	3,662	12	5,018	62
Net periodic (credit) expense	$(1,744)	$52	$882	$194

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $947,000 to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2020. The Company does not expect to make any contributions to its pension plan in 2020.

Note 9. Stock-Based Compensation

At June 30, 2020, the Company had a total of 11,557,874 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 2,390,345 shares of restricted stock, with an average fair value of $11.64 per share on the date of grant, during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company granted 1,940,798 shares of restricted stock, with an average fair value of $10.42 per share.

The shares of restricted stock that were granted during the six months ended June 30, 2020 and 2019, vest over a three or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $16.3 million and $15.5 million, respectively, for the six months ended June 30, 2020 and 2019, including  $8.1 million and $7.6 million for the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,516,101	$13.31
Granted	2,390,345	11.64
Vested	(2,097,411)	14.09
Canceled	(110,000)	12.62
Unvested at end of period	6,699,035	12.49

As of June 30, 2020, unrecognized compensation cost relating to unvested restricted stock totaled $78.1 million. This amount will be recognized over a remaining weighted average period of 3.2 years.

In addition, the Company has granted a total of 865,855 Performance-Based Restricted Stock Units (“PSUs”). The PSUs have a performance period of January 1, 2019 to December 31, 2022 and vest on April 1, 2022, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Included in the total PSUs granted are 446,181 shares granted during the three months ended June 30, 2020.  Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $540,000 and $947,000 for the three and six months ended June 30, 2020, respectively. No PSUs were granted during 2019. As of June 30, 2020, the Company believes it is probable that the performance conditions will be met.

During the first quarter of 2020, the Company began to match employee 401(k) plan contributions. Such expense totaled $1.3 million and $3.0 million for the three and six months ended June 30, 2020, respectively.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,357,515	$—	$—	$1,357,515
GSE CMOs	—	1,669,437	—	—	1,669,437
Total mortgage-related debt securities	$—	$3,026,952	$—	$—	$3,026,952
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$61,981	$—	$—	$—	$61,981
GSE debentures	—	678,540	—	—	678,540
Asset-backed securities	—	421,393	—	—	421,393
Municipal bonds	—	26,910	—	—	26,910
Corporate bonds	—	866,825	—	—	866,825
Capital trust notes	—	85,581	—	—	85,581
Total other debt securities	$61,981	$2,079,249	$—	$—	$2,141,230
Total debt securities available for sale	$61,981	$5,106,201	$—	$—	$5,168,182
Equity securities:
Preferred stock	$15,189	$—	$—	$—	$15,189
Mutual funds and common stock	—	18,329	—	—	18,329
Total equity securities	$15,189	$18,329	$—	$—	$33,518
Total securities	$77,170	$5,124,530	$—	$—	$5,201,700

	Fair Value Measurements at December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,552,623	$—	$—	$1,552,623
GSE CMOs	—	1,801,112	—	—	1,801,112
Total mortgage-related debt securities	$—	$3,353,735	$—	$—	$3,353,735
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$41,839	$—	$—	$—	$41,839
GSE debentures	—	1,094,240	—	—	1,094,240
Asset-backed securities	—	373,254	—	—	373,254
Municipal bonds	—	26,892	—	—	26,892
Corporate bonds	—	867,182	—	—	867,182
Capital trust notes	—	95,915	—	—	95,915
Total other debt securities	$41,839	$2,457,483	$—	$—	$2,499,322
Total debt securities available for sale	$41,839	$5,811,218	$—	$—	$5,853,057
Equity securities:
Preferred stock	$15,414	$—	$—	$—	$15,414
Mutual funds and common stock	—	17,416	—	—	17,416
Total equity securities	$15,414	$17,416	$—	$—	$32,830
Total securities	$57,253	$5,828,634	$—	$—	$5,885,887

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2020 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$35,696	$35,696
Other assets(2)	—	—	2,862	2,862
Total	$—	$—	$38,558	$38,558

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$42,767	$42,767
Other assets (2)	—	—	1,481	1,481
Total	$—	$—	$44,248	$44,248

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)	Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2020 and December 31, 2019:

	June 30, 2020
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,404,527	$1,404,527	$1,404,527		$—		$—
FHLB stock (1)	668,698	668,698	—		668,698		—
Loans, net	42,235,262	41,894,718	—		—		41,894,718
Financial Liabilities:
Deposits	$31,729,581	$31,797,595	$19,687,327	(2)	$12,110,268	(3)	$—
Borrowed funds	15,008,064	15,776,408	—		15,776,408		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2019
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$741,870	$741,870	$741,870		$—		$—
FHLB stock (1)	647,562	647,562	—		647,562		—
Loans, net	41,746,517	41,699,929	—		$—		41,699,929
Financial Liabilities:
Deposits	$31,657,132	$31,713,945	$17,442,274	(2)	$14,271,671	(3)	$—
Borrowed funds	14,557,593	14,882,776	—		14,882,776		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2020 and December 31, 2019.

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At June 30, 2020 and December 31, 2019, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $69.7 million and $70.1 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in thousands)	For the Three Months ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months ended June 30, 2019	For the Six Months Ended June 30, 2019
Interest income on lease financing (1)	$13,577	$25,526	$9,881	$17,208

(1)	Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At June 30, 2020 and December 31, 2019, the carrying value of net investment in leases was $1.8 billion and $1.4 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Net investment in the lease - lease payments receivable	$1,742,965	$1,302,760
Net investment in the lease - unguaranteed residual assets	73,816	74,064
Total lease payments	$1,816,781	$1,376,824

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of June 30, 2020, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	June 30, 2020
2020	$9,424
2021	73,886
2022	261,716
2023	150,221
2024	121,837
Thereafter	1,199,697
Total lease payments	1,816,781
Plus: deferred origination costs	30,529
Less: unearned income	(123,141)
Total lease finance receivables, net	$1,724,169

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $8.6 million and $16.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Included in these amounts was $4.5 million and $4.6 million for the three months ended June 30, 2020 and June 30, 2019, respectively.  Included in the six months ended June 30, 2019, was $11.7 million that was due to the closing of certain locations.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in thousands)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$6,800	$13,559	$7,210	$14,558
Sublease income	(12)	(23)	(43)	(65)
Total lease cost	$6,788	$13,536	$7,167	$14,493

Supplemental cash flow information related to the leases for the following periods:

(in thousands)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,800	$13,559	$7,210	$14,558

Supplemental balance sheet information related to the leases for the following periods:

(in thousands, except lease term and discount rate)	June 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	278,276	$286,194
Operating lease liabilities	278,272	285,991
Weighted average remaining lease term	17 years	17 years
Weighted average discount rate%	3.21%	3.23%

Maturities of lease liabilities:	June 30, 2020
(in thousands)
2020	$13,447
2021	26,733
2022	25,916
2023	25,497
2024	24,850
Thereafter	254,689
Total lease payments	371,132
Less: imputed interest	(92,860)
Total present value of lease liabilities	$278,272

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of June 30, 2020, all of the Company’s $4.3 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at June 30, 2020.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2020, the Company had a net negative exposure.

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

The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the three and six months ended June 30, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $7.9 and $11.8 million for the three and six months ended June 30, 2020, respectively.  For the three and six months ended June 30, 2019, the floating rate received related to the net settlement of this interest rate swap was in excess of the fixed rate payments. As such, interest income from Mortgage and Other Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was increased by $207,000 and $446,000 for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in thousands)	June 30, 2020
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,095,269	$95,269

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $4.1 billion; the cumulative basis adjustments associated with these hedging relationships was $95.3 million; and the amount of the designated hedged items was $2.0 billion.

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

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2020 and December 31, 2019:

	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000,000	$—	$—
Total derivatives designated as fair value hedging instruments	$2,000,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in thousands)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Derivative – interest rate swap:
Interest income	$(8,785)	$(36,915)	$(39,822)	$(58,354)
Hedged item – loans:
Interest income	$8,785	$36,915	$39,822	$58,354

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

Interest rate swaps with notional amounts totaling $2.3 billion and $800.0 million as of June 30, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Notional amounts	$2,250,000	$800,000
Cash collateral posted	55,030	1,185
Weighted average pay rates	1.27%	1.62%
Weighted average receive rates	0.56%	1.90%
Weighted average maturity	2.4 years	2.5 years

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the six months ended June 30, 2020. The Company had no such derivative financial instruments during the six months ended June 30, 2019:

(in thousands)	For the Six Months Ended June 30, 2020
Amount of loss recognized in AOCL	$57,043
Amount of gain reclassified from AOCL to interest expense	828

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the six months ended June 30, 2020 was $828,000. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $15.9 million will be reclassified as a decrease to interest expense.

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

•	potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition;
•	the ability to invest effectively in new information technology systems and platforms;

•	changes in future ALLL requirements under relevant accounting and regulatory requirements;
•	the ability to pay future dividends at currently expected rates;
•	the ability to hire and retain key personnel;
•	the ability to attract new customers and retain existing ones in the manner anticipated;
•	changes in our customer base or in the financial or operating performances of our customers’ businesses;
•	any interruption in customer service due to circumstances beyond our control;
•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future;
•	environmental conditions that exist or may exist on properties owned by, leased by, or mortgaged to the Company;
•	any interruption or breach of security resulting in failures or disruptions in customer account management, general ledger, deposit, loan, or other systems;
•	operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which we are highly dependent;
•	the ability to keep pace with, and implement on a timely basis, technological changes;
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
•

the effects of COVID-19, which includes, but is not limited to, the length of time that the pandemic continues, the potential imposition of further restrictions on travel or movement in the future, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, the lack of property transactions and asset sales, potential impact on collateral values risks; and the effect of the pandemic on the general economy and the businesses of our borrowers; and

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Six Months Ended
	June 30,	Mar. 31,	June 30,	June 30,	June 30,
(dollars in thousands)	2020	2020	2019	2020	2019
Total Stockholders’ Equity	$6,693,013	$6,637,385	$6,674,678	$6,693,013	$6,674,678
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)
Preferred stock	(502,840)	(502,840)	(502,840)	(502,840)	(502,840)
Tangible common stockholders’ equity	$3,763,794	$3,708,166	$3,745,459	$3,763,794	$3,745,459
Total Assets	$54,210,416	$54,261,093	$52,776,253	$54,210,416	$52,776,253
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)
Tangible Assets	$51,784,037	$51,834,714	$50,349,874	$51,784,037	$50,349,874
Average common stockholders’ equity	$6,153,861	$6,188,032	$6,149,275	$6,170,947	$6,126,982
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,436,379)	(2,426,379)	(2,431,066)
Average tangible common stockholders’ equity	$3,727,482	$3,761,653	$3,722,896	$3,744,568	$3,695,916
Average Assets	$53,787,221	$53,408,504	$52,072,326	$53,597,862	$51,846,198
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)	(2,431,066)
Average tangible assets	$51,360,842	$50,982,125	$49,645,947	$51,171,483	$49,415,132
Net income available to common stockholders	$97,140	$92,121	$89,039	$189,261	$178,409
GAAP MEASURES:
Return on average assets (1)	0.78%	0.75%	0.75%	0.77%	0.75%
Return on average common stockholders equity (2)	6.31	5.95	5.79	6.13	5.82
Book value per common share	$13.34	$13.15	$13.21	$13.34	$13.21
Common stockholders’ equity to total assets	11.42	11.31	11.69	11.42	11.69
NON-GAAP MEASURES:
Return on average tangible assets (1)	0.82%	0.79%	0.78%	0.80%	0.79%
Return on average tangible common stockholders’ equity (2)	10.42	9.80	9.57	10.11	9.65
Tangible book value per common share	$8.11	$7.95	$8.01	$8.11	$8.01
Tangible common stockholders’ equity to tangible assets	7.27	7.15	7.44	7.27	7.44

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

Now in its 27th year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares.

Second Quarter 2020 Overview

At June 30, 2020, the Company reported total assets of $54.2 billion, total loans and leases of $42.2 billion, total deposits of $31.7 billion, and total stockholders’ equity of $6.7 billion.  For the three months ended June 30, 2020, the Company reported net income of $105.3 million, up 5% compared to the $100.3 million reported for the three months ended March 31, 2020, and up 8% compared to the $97.2 million reported for the three months ended June 30, 2019.  For the six months ended June 30, 2020, net income increased 6% to $205.7 million compared to the $194.8 million reported for the six months ended June 30, 2019.

Net income available to common shareholders for the three months ended June 30, 2020 totaled $97.1 million, up 5% compared to the $92.1 million reported for the three months March 31, 2020, and up 9% compared to the $89.0 million reported for the three months ended June 30, 2019.  For the six months ended June 30, 2020, net income available to common shareholders was $189.3 million, up 6% compared to the $178.4 million reported in the first six months of 2019.

On a per share basis, the Company reported diluted EPS of $0.21 for the second quarter of 2020, up 5% compared to the previous quarter’s diluted EPS of $0.20, and up 11% compared to the $0.19 reported in the second quarter of 2019.  For the first six months of 2020, the Company reported diluted EPS of $0.40, up 5% compared to the $0.38 reported in the first six months of 2019.

The key trends in the quarter were:

Double-Digit Net Interest Margin Expansion

The Company’s NIM for the three months ended June 30, 2020 was 2.18%, up 17 bps compared to the previous quarter and up 18 bps compared to the year-ago second quarter.  Prepayment income contributed nine bps to the NIM during the current second quarter, unchanged compared to the contribution in the previous quarter and down two bps compared to the year-ago quarter.  Excluding the impact from prepayment income, the second quarter 2020 NIM, on a non-GAAP basis, would have been 2.09%, up 17 bps sequentially and up 20 bps on a year-over-year basis.

The double-digit improvement in the NIM was the result of significantly lower funding costs.  The cost of funds declined to 1.46% during the current second quarter, down 36 bps on a linked-quarter basis and down 60 bps on a year-over-year basis.  The improvement in the cost of funds was driven by a decline in our average cost of deposits, and to a lesser degree, by a decline in the cost of borrowings.  The average cost of deposits declined 46 bps on a sequential basis and 74 bps on a year-over-year basis to 1.16%.  This was due to the drop in market interest rates at the end of the first quarter and the Company’s strategy to significantly reduce the rates it offers on CDs.  The average cost of borrowings was 2.06%, down 15 bps on a sequential basis and down 35 bps on a year-over-year basis.

Strong Growth in Net Interest Income

Net interest income for the three months ended June 30, 2020 totaled $265.9 million, up 9% compared to the three months ended March 31, 2020, and up 12% compared to the three months ended June 30, 2019.  Both the quarter-over-quarter and year-over-year improvements in net interest income were driven by lower interest expense, resulting from lower funding costs.  Excluding the impact from prepayment income, net interest income, on a non-GAAP basis would have been $254.5 million for the second quarter, up 9% and 13%, respectively, on a linked-quarter and year-over-year basis.

Non-Interest Expense and the Efficiency Ratio Continued to Trend Lower

Total non-interest expense for the three months ended June 30, 2020 was $123.6 million, down 2% compared to the $125.5 million in the previous quarter ($129.9 million excluding a $4.4 million benefit related to a lease termination) and largely unchanged compared to $123.1 million reported in the year-ago quarter.

The efficiency ratio during the second quarter of 2020 improved to 43.94% compared to 49.70% during the first quarter of 2020 (which excludes the lease termination benefit) and compared to 48.20% during the second quarter of 2019.

Asset Quality Trends Were Stable and Remained Strong Overall

NPAs at June 30, 2020 were $63.2 million, up $4 million or 7% compared to the level at March 31, 2020.  This translates into 12 bps of total assets compared to 11 bps in the previous quarter.  Total NPLs were $24.2 million, up $2 million or 10% compared to March 31, 2020.  Other non-accrual loans also rose $2 million or 8% to $29.5 million.  Total repossessed assets, which consist primarily of repossessed taxi medallions, were $9.5 million, unchanged from the previous quarter.

Excluding the impact from non-performing and repossessed taxi medallion-related assets, collectively, of $33.6 million in the current quarter and $30.5 million in the previous quarter, second quarter NPAs would have been $29.6 million or five bps versus $28.3 million in the first quarter, also five bps.

Recent Events

Declaration of Dividend on Common Shares

On July 28, 2020, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on August 18, 2020 to common shareholders of record as of August 8, 2020.

The CARES Act

The CARES Act was passed by Congress and signed into law on March 27, 2020, after the President declared a national emergency on March 13, 2020. It provides, among other things, money for unemployment benefits, financial aid checks to individuals and forgivable SBA loans, known as the Paycheck Protection Program (the “PPP”). This program provides loans to small businesses to keep their employees on payroll. The original funding was fully allocated by mid-April, and additional funding was made available on April 24, 2020, under the Paycheck Protection Program and Health Care Enhancement Act. The Company is a participant in the Small Business Administration Paycheck Protection Program, a loan program established to help consumers and small businesses. As of June 30, 2020, the Company funded approximately 1,300 requests totaling $103.4 million under the PPP.  These loans were designated as held for sale as of quarter end.

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

CFR represent the level at which a systematic methodology is applied to estimate credit losses. Smaller pools of financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the CFR to which factors in the qualitative scorecard include: concentration, modeling and forecast imprecision and limitations, policy and underwriting, prepayment uncertainty, external factors, nature and volume, management, and loan review. Each factor is subject to an evaluation of metrics, consistently applied, to measure adjustments needed for each reporting period.

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

For the six months ended June 30, 2020 the allowance for loan and lease losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic, primarily the resultant estimated decreases in property values. The forecast scenario includes a sharp decline in gross domestic product in the third quarter of 2020 with a return to growth by year end. The immediate increase in unemployment remains elevated through the forecast period. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast which also increased our allowance for loan and lease credit losses. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

Current Expected Credit Losses

At December 31, 2019, the allowance for loan and lease losses totaled $147.6 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326. Upon adoption, we recognized an increase in the ALLL of $1.9 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. At June 30, 2020, the ALLL totaled $174.3 million, up $26.6 million compared to December 31, 2019 driven by a provision for credit losses of $38.7 million that exceeded net charge-offs by $24.7 million during the first half of 2020. This increase reflects deterioration in forecasted economic conditions entirely due to the COVID-19 pandemic.

Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. With the adoption of CECL on January 1, 2020, we recognized a “Day 1” transition adjustment of $12.5 million. At June 30, 2020, the allowance for unfunded commitments totaled $12.4 million. This was due to loan satisfactions, primarily ADC loans, which were satisfied during the first half of 2020.

(in thousands)	Loans and Leases	Unfunded Commitments
Allowance for credit losses at December 31, 2019	$147,638	$461
CECL Day 1 transition adjustment	1,911	12,529
First half 2020 provision for (recovery of) credit losses	38,718	(542)
First half 2020 net charge-offs	(13,980)	—
Allowance for credit losses at June 30, 2020	$174,287	$12,448

See Note 6, Allowance for Loan and Lease Losses for a further discussion of our allowance for loan and lease losses and Note 1, Organization, Basis of Presentation, and Recently Adopted Accounting Standards, for a further discussion of ASU No. 2016-13.

Goodwill Impairment

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. We have significant intangible assets related to goodwill and as of June 30, 2020, we had goodwill of $2.4 billion. In connection with our acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We test our goodwill for impairment at the reporting unit level. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

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

The Company assessed the environment in the second quarter of 2020, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting unit. After consideration of the items above and the second quarter 2020 results, the Company determined it was not more-likely-than-not that the fair value of any reporting unit was below book value as of June 30, 2020. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions, and any triggering events that may indicate an impairment of goodwill in the future.

Balance Sheet Summary

At June 30, 2020, total assets were $54.2 billion, up $570 million or 2% annualized compared to total assets at December 31, 2019.  This was the result of a $412 million or 2% annualized growth in total loans and leases held for investment to $42.3 billion, along with a $663 million increase or a near doubling of the balance of cash and cash equivalents, offset by a $684 million or 23% annualized decrease in total securities.  On the liability side, total deposits rose $72 million or 0.5% annualized to $31.7 billion, while borrowings increased $450 million on a year-to-date basis to $15.0 billion or 6% annualized.  Total stockholders’ equity of $6.7 billion was unchanged compared to year-end 2019.

Total loans and leases held for investment increased $412 million to $42.3 billion or 2% compared to the balance at December 31, 2019.  On a linked-quarter basis, total loans and leases held for investment were unchanged as growth in the multi-family portfolio was offset by declines in the CRE and specialty finance portfolios.

Total multi-family loans increased $438 million to $31.6 billion or 3% on an annualized basis compared to the balance at December 31, 2019.  On a sequential basis, total multi-family loans rose $325 million or 4% annualized.  Total CRE loans declined to $6.9 billion, down $152 million or 4% annualized compared to the level at December 31, 2019, and were down $105 million or 6% annualized compared to the level at March 31, 2020.  The specialty finance portfolio increased $301 million or 23% annualized to $2.9 billion during the first six months of the year, but declined $114 million or 15% annualized compared to the previous quarter.  Total C&I loans declined $40 million to $380.9 million or 19% annualized compared to year-end 2019 and dropped $53 million or 49% annualized compared to first-quarter 2020.

Total deposits for the six months ended June 30, 2020 increased $72 million to $31.7 billion or 0.5% annualized compared to December 31, 2019.  On a linked-quarter basis, total deposits declined $243 million or 3% annualized.  The decline was primarily caused by a decrease in the balance of CDs, which was largely offset by growth in other, lower-cost deposit categories.

For the six months ended June 30, 2020, total CDs declined $2.2 billion to $12.0 billion compared to year-end 2019, or down 31% annualized.  Most of this decline occurred during the current second quarter as CDs declined $2.1 billion on a sequential basis or 59% annualized, primarily due to the significant drop in market interest rates at the end of last quarter and the Company’s strategy to proactively reduce the rates offered on various CD products.  This was offset by growth in the following categories: savings accounts, interest-bearing checking and money market accounts, and non-interest bearing checking accounts.

Savings accounts increased $669 million or 56% annualized on a linked-quarter basis to $5.6 billion and they increased $845 million during the first half of 2020, up 35% annualized.  Interest-bearing checking and money market accounts rose $960 million to $11.1 billion on a linked-quarter basis, up 36% annualized and they rose $911 million year-to-date or 18% annualized.  Non-interest bearing accounts grew $228 million on a linked-quarter basis to $2.9 billion, up 32% annualized and grew $489 million or 40% annualized on a year-to-date basis.

Total borrowed funds at June 30, 2020 increased $450 million to $15.0 billion, up 6% annualized compared to the balance at December 31, 2019, and $75.2 million or 2% annualized compared to March 31, 2020.  This was entirely due to an increase in wholesale borrowings, which consist of FHLB-NY advances.  Wholesale borrowings rose $450 million to $14.4 billion, up 6.5% annualized compared to the balance at year-end 2019 and $75 million or 2% annualized compared to the first quarter of 2020.

Total stockholders’ equity at June 30, 2020 was $6.7 billion, relatively unchanged compared to year-end 2019 and up $56 million or 4% annualized compared to first-quarter 2020.  Book value per common share was $13.34 at June 30, 2020, compared to $13.15 at March 31, 2020 and to $13.21 at December 31, 2019.  Common stockholders’ equity to total assets was 11.42% at June 30, 2020 compared to 11.31% at March 31, 2020 and 11.57% at December 31, 2019.

On a tangible basis, excluding goodwill of $2.4 billion, tangible book value per common share was $8.11 at June 30, 2020 compared to $7.95 at March 31, 2020 and $8.09 at December 31, 2019.  Tangible common stockholders’ equity to tangible assets was 7.27% at June 30, 2020 compared to 7.15% at March 31, 2020 and 7.39% at December 31, 2019.

Loans and Leases

Loans and Leases Originated for Investment

The majority of the loans we originate are loans and leases held for investment and most of the held-for-investment loans we produce are multi-family loans. Our production of multi-family loans began over five decades ago in the five boroughs of New York City, where the majority of the rental units currently consist of non-luxury, rent-regulated apartments featuring below-market rents. In addition to multi-family loans, our portfolio of loans held for investment contains a number of CRE loans, most of which are secured by income-producing properties located in New York City and Long Island.

In addition to multi-family and CRE loans, our specialty finance loans and leases have become an increasingly larger portion of our overall loan portfolio. The remainder of our portfolio includes smaller balances of C&I loans, one-to-four family loans, ADC loans, and other loans held for investment. The majority of C&I loans consist of loans to small- and mid-size businesses.

During the second quarter of 2020, the Company originated $3.3 billion of loans and leases held for investment, up 21% on a linked-quarter basis and up 10% on a year-over-year basis.  Second quarter 2020 originations exceeded the previous quarter’s pipeline by $1.2 billion.  The linked-quarter improvement was the result of a $996 million or 70% (not annualized) increase in multi-family originations to $2.4 billion, while all other segments declined.  The year-over-year improvement was also led by multi-family originations which increased $613 million or 34% and to a lesser extent, by growth in specialty finance originations, which rose $23 million or 3% compared to the second quarter of last year.

For the six months ended June 30, 2020, total loans and leases originated for investment increased $1 billion or 20% compared to the six months ended June 30, 2019.  Year-to-date originations were driven by multi-family originations, up $1 billion or 36% and specialty finance originations, up $294 million or 22%.  All other major loan segments declined.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Six Months Ended
	June 30,	Mar. 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
(in thousands)
Mortgage Loans Originated for Investment:
Multi-family	$2,413,257	$1,417,219	$1,800,659	$3,830,476	$2,810,010
Commercial real estate	89,975	191,651	382,915	281,626	590,124
One-to-four family residential	18,090	27,196	1,554	45,286	4,763
Acquisition, development, and construction	535	4,908	9,242	5,443	21,266
Total mortgage loans originated for investment	2,521,857	1,640,974	2,194,370	4,162,831	3,426,163
Other Loans Originated for Investment:
Specialty Finance	700,010	957,393	677,345	1,657,403	1,362,956
Other commercial and industrial	57,177	122,386	104,178	179,563	209,125
Other	826	925	1,230	1,751	2,150
Total other loans originated for investment	758,013	1,080,704	782,753	1,838,717	1,574,231
Total Loans Originated for Investment	$3,279,870	$2,721,678	$2,977,123	$6,001,548	$5,000,394

The Company also originated $103.4 million of PPP loans during the second quarter. At June 30, 2020, all of these loans were classified as “Held-for-Sale”.

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

At June 30, 2020 multi-family loans represented $31.6 billion, or 75%, of total loans and leases held for investment reflecting a $438 million increase from the balance at December 31, 2019. The average multi-family loan had a principal balance of $6.5 million at the end of the current second quarter and an average weighted life of 1.9 years.

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

In addition, $19.0 billion or 60% of the Company’s total multi-family portfolio is secured by properties in New York State and subject to rent regulation laws. The weighted average LTV of the rent regulated multi-family portfolio was 53.51% as of June 30, 2020 compared to 57.01% for the overall multi-family portfolio or 350 basis points lower.

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

Commercial Real Estate Loans

CRE loans represented $6.9 billion, or 16.4%, of total loans and leases held for investment at the end of the current second quarter, a $152 million decrease from the balance at December 31, 2019. At June 30, 2020, the average CRE loan had a principal balance of $6.7 million and the average weighted life was 2.3 years.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At June 30, 2020, 85.4% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.3% of the properties securing our CRE credits, while all other states accounted for 12.3%, combined.

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

Specialty Finance Loans and Leases

At June 30, 2020, specialty finance loans and leases totaled $3.0 billion of total loans and leases held for investment, up $301.0 million compared to December 31, 2019, representing 7.2% of total held-for-investment loans.

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

C&I Loans

At June 30, 2020, C&I loans totaled $380.9 million compared to $421.0 million at December 31, 2019. Included in the quarter-end balance were taxi medallion-related loans of $33.5 million, representing 0.08% of total held-for-investment loans at June 30, 2020.

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

Acquisition, Development, and Construction Loans

The balance of ADC loans declined $74 million from December 31, 2019 to $126.4 million, representing 0.30% of total held-for-investment loans at the current second-quarter end. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. We had no recoveries against guarantees for the six months ended June 30, 2020.

One-to-Four Family Loans

At June 30, 2020, one-to-four family loans held for investment decreased to $320.7 million, representing 0.76% of total loans held for investment at that date.

Other Loans

At June 30, 2020, other loans totaled $6.7 million and consisted primarily of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Commercial Credit Committee and the Mortgage and Real Estate and Credit Committees of the Board, and the Board of Directors of the Bank.

C&I loans less than or equal to $3.0 million are approved by the joint authority of lending officers. C&I loans in excess of $3.0 million and all multi-family, CRE, ADC, and Specialty Finance loans regardless of amount are required to be presented to the Management Credit Committee for approval. Multi-family, CRE and C&I loans in excess of $5.0 million and Specialty Finance in excess of $15.0 million are also required to be presented to the Commercial Credit Committee and the Mortgage and Real Estate Committee of the Board, as applicable so that the Committees can review the loan’s associated risks. The Commercial Credit and Mortgage and Real Estate Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

All mortgage loans in excess of $50.0 million, specialty finance loans in excess of $15.0 million and all other C&I loans in excess of $5.0 million require approval by the Mortgage and Real Estate Committee or the Credit Committee of the Board, as applicable.

In addition, all loans of $20.0 million or more originated by the Bank continue to be reported to the Board of Directors.

At June 30, 2020, the largest mortgage loan in our portfolio was a $329.0 million multi-family loan originated by the Bank on May 8, 2018 that is collateralized by six properties in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2020:

	At June 30, 2020
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,759,126	24.55%	$3,328,054	48.01%
Brooklyn	5,777,760	18.28%	531,276	7.67%
Bronx	3,916,502	12.40%	158,092	2.28%
Queens	2,665,410	8.44%	574,647	8.29%
Staten Island	129,041	0.41%	51,522	0.74%
Total New York City	$20,247,839	64.08%	$4,643,591	67.01%
New Jersey	3,786,532	11.98%	543,975	7.85%
Long Island	609,144	1.93%	727,496	10.50%
Total Metro New York	$24,643,515	77.99%	$5,915,062	85.36%
Other New York State	960,249	3.04%	160,740	2.32%
All other states	5,993,311	18.97%	854,081	12.32%
Total	$31,597,075	100.00%	$6,929,883	100.00%

At June 30, 2020, the largest concentration of ADC loans held for investment was located in New York City, with a total of $73.2 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Outstanding Loan Commitments

At June 30, 2020, we had outstanding loan commitments of $2.4 billion, as compared to $2.0 billion from the level at December 31, 2019.

Multi-family, CRE, and ADC loans together represented $515.3 million of held-for-investment loan commitments at the end of the quarter, while other loans represented $1.9 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $1.4 billion and commitments to originate other C&I loans of $486.9 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $476.2 million at June 30, 2020, a $33.8 million decrease from the volume at December 31, 2019. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Performing Loans and Repossessed Assets

NPAs at June 30, 2020 were $63.2 million, up 7% compared to the level at March 31, 2020 or 0.12% of total assets compared to 0.11% of total assets at the end of the first quarter of 2020.  The increase was entirely in the level of NPLs, while repossessed assets were unchanged.

Total NPLs at June 30, 2020 were $53.7 million, up $4 million or 9% compared to March 31, 2020.  This translates into 0.13% of total loans compared to 0.12% at March 31, 2020.  Included in the second quarter total was $26.0 million of non-accrual taxi medallion-related loans compared to $22.9 million at March 31, 2020.

Total repossessed assets at the end of the second quarter of 2020 were $9.5 million, unchanged compared to the amount at the end of the first quarter of 2020.  At both June 30, 2020 and March 31, 2020, repossessed assets included $7.6 million of repossessed taxi medallions.  At June 30, 2020, the Company’s remaining taxi medallion-related loans totaled $30.2 million, down $3.3 million or 9.9% compared to March 31, 2020.

Net charge-offs for the second quarter of 2020 totaled $3.8 million or 0.01% of average loans, down $6.4 million or 63% compared to $10.2 million of net charge-offs or 0.02% of average loans in the first quarter of 2020.  Included in the June 30, 2020 and March 31, 2020 net charge-off amounts were $3.0 million and $6.7 million, respectively, of taxi medallion-related charge-offs.

For the six months ended June 30, 2020, net charge-offs totaled $14.0 million or 0.03% of average loans compared to $9.3 million or 0.02% of average loans for the six months ended June 30, 2019.  Included in the six months ended June 30, 2020 and 2019, net charge-off amounts were $9.8 million and $4.0 million, respectively, of taxi medallion-related charge-offs.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2019 to June 30, 2020:

			Change from December 31, 2019 to June 30, 2020
(dollars in thousands)	June 30, 2020	December 31, 2019	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$6,316	$5,407	$909	17%
Commercial real estate	16,183	14,830	1,353	9%
One-to-four family	1,716	1,730	(14)	-1%
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	24,215	21,967	2,248	10%
Non-accrual other loans (1)	29,456	39,276	(9,820)	-25%
Total non-performing loans	$53,671	$61,243	$(7,572)	-12%

(1)	Includes $26.0 million and $30.4 million of non-accrual taxi medallion-related loans at June 30, 2020 and December 31, 2019, respectively.

The following table sets forth the changes in non-performing loans over the six months ended June 30, 2020:

(in thousands)
Balance at December 31, 2019	$61,243
New non-accrual	10,644
Charge-offs	(14,032)
Transferred to repossessed assets	(166)
Loan payoffs, including dispositions and principal pay-downs	(3,579)
Restored to performing status	(439)
Balance at June 30, 2020	$53,671

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At June 30, 2020 and December 31, 2019, all of our non-performing loans were non-accrual loans.

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

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan is 90 days or more past due, and if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan. We do not analyze LTVs on a portfolio-wide basis.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2020. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2019 to June 30, 2020:

			Change from December 31, 2019 to June 30, 2020
(dollars in thousands)	June 30, 2020	December 31, 2019	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$383	$1,131	$(748)	-66%
Commercial real estate	326	2,545	(2,219)	-87%
One-to-four family	1,361	—	1,361	NM
Acquisition, development, and construction	—	—	—	—
Other loans (1)	65	44	21	48%
Total loans 30-89 days past due	$2,135	$3,720	$(1,585)	-43%

(1)	Does not include any past due taxi medallion-related loans at June 30, 2020 and December 31, 2019.

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

At June 30, 2020, our three largest non-performing loans were one CRE loan with a balance of $9.8 million, one C&I loan with a balance of $2.6 million, and a multi-family loan with a balance of $2.2 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At June 30, 2020, non-accrual TDRs included taxi medallion-related loans with a combined balance of $22.7 million.

At June 30, 2020, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $26.4 million; loans in connection with which forbearance agreements were reached totaled $18.5 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured multi-family and CRE loans, was 100%. The success rates for restructured one-to-four family and other loans were 67% and 73%, respectively, at June 30, 2020.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the six months ended June 30, 2020:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2019	$1,254	$39,245	$40,499
New TDRs	15,119	4,044	19,163
Charge-offs		(11,623)	(11,623)
Loan payoffs, including dispositions and principal pay-downs	(389)	(2,702)	(3,091)
Balance at June 30, 2020	$15,984	$28,964	$44,948

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2020, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

The Company has implemented various loan modification programs with some of its borrowers, mainly payment deferrals for a six-month period. The tables below details the number of modifications and the modifications as a percentage of total loans within that loan category as of June 30, 2020.

	Total Deferred	Total Portfolio	Deferred as a% of Total Portfolio
(in millions)
Multi-family	$3,687.0	$31,501.5	11.7%
CRE	2,254.9	6,934.0	32.5%
Total	$5,941.9	$38,435.5	15.5%

	Amount in Deferral	Outstanding Balance	Deferred as a% of Outstanding Balance	Weighted-Average LTV
(in millions)
Multi-family	$3,687.0	$31,501.5	11.7%	58.64%
CRE:
Office	$1,171.8	$3,509.2	33.4%	51.6%
Retail	481.5	1,726.8	27.9%	57.1%
Mixed use	334.6	706.8	47.3%	48.7%
Condo/ Co-op	114.4	257.0	44.5%	46.5%
Industrial	62.7	279.6	22.4%	50.9%
Other	89.9	454.6	19.8%	37.8%
Sub-total CRE	$2,254.9	$6,934.0	32.5%	51.9%
Total multi-family and CRE	$5,941.9	$38,435.5	15.5%	56.1%

At June 30, 2020, multi-family and CRE full payment (principal and interest) deferrals totaled $5.9 billion, or approximately 15.5% of their respective portfolios.  The deferral period is typically for a period of up to six months with the ability to extend again at the end of the deferral period, at the Bank’s discretion.  Additionally, the Bank entered into $1.3 billion of principal-only deferrals with borrowers, under essentially the same terms as the full-payment deferral program, except that these borrowers are paying the interest due each month on their loans, while deferring the principal.  Including these principal-only deferrals, total multi-family and CRE deferrals were $7.2 billion at June 30, 2020 or 18.7% of the respective portfolios.  At June 30, 2020, total payment deferrals for the entire loan portfolio were $7.4 billion or 17.5% of total loans.

Additionally, the allowance for credit losses on accrued interest receivable on the loans in the deferral program was $672,000, as of June 30, 2020.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan and lease losses, our non-performing assets, and our 30 to 89 days past due loans at June 30, 2020 and December 31, 2019.

(dollars in thousands)	At or For the Six Months Ended June 30, 2020	At or For the Year Ended December 31, 2019
Allowance for Loan and Lease Losses:
Balance at beginning of period	$147,638	$159,820
CECL day 1 transition adjustment	1,911	—
Provision for loan losses	38,718	7,105
Charge-offs:
Multi-family	—	(659)
Commercial real estate	—	—
One-to-four family residential	—	(954)
Acquisition, development, and construction	—	—
Other loans	14,323	(18,694)
Total charge-offs	14,323	(20,307)
Recoveries:
Multi-family	—	—
Commercial real estate	—	—
One-to-four family residential	—	—
Acquisition, development, and construction	60	61
Other loans	283	959
Total recoveries	343	1,020
Net charge-offs	13,980	(19,287)
Balance at end of period	$174,287	$147,638
Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$6,316	$5,407
Commercial real estate	16,183	14,830
One-to-four family residential	1,716	1,730
Acquisition, development, and construction	—	—
Total non-accrual mortgage loans	24,215	21,967
Other non-accrual loans	29,456	39,276
Total non-performing loans	$53,671	$61,243
Repossessed assets (1)	9,526	12,268
Total non-performing assets	$63,197	$73,511
Asset Quality Measures:
Non-performing loans to total loans	0.13%	0.15%
Non-performing assets to total assets	0.12	0.14
Allowance for loan and lease losses to non-performing loans	324.73	241.07
Allowance for loan and lease losses to total loans	0.41	0.35
Net charge-offs during the period to average loans outstanding during the period	0.03	0.05
Loans 30-89 Days Past Due:
Multi-family	$383	$1,131
Commercial real estate	326	2,545
One-to-four family residential	1,361	—
Acquisition, development, and construction	-	—
Other loans	65	44
Total loans 30-89 days past due	$2,135	$3,720

(1)	Includes $7.6 million and $10.3 million of repossessed taxi medallions at June 30, 2020 and December 31, 2019, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at June 30, 2020:

(in thousands)
New York	$46,728
New Jersey	5,923
All other states	1,020
Total non-performing loans	$53,671

Securities

At June 30, 2020, total securities were down $684.2 million or 23% annualized compared to $5.9 billion at December 31, 2019 as our securities purchases have been limited due to the low interest rate environment. At June 30, 2020, securities represented 9.6% of total assets compared to 11.0% at December 31, 2019. At June 30, 2020, 32% of the securities portfolio was tied to floating rates.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At June 30, 2020 and December 31, 2019, the Bank held FHLB-NY stock in the amount of $668.7 million and $647.6 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $9.3 million and $4.0 million, respectively, in the three months ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, dividends from the FHLB-NY totaled $19.0 million and $20.8 million respectively.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $11.1 million to $1.2 billion at June 30, 2020 compared to $1.1 billion at December 31, 2019.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both June 30, 2020 and December 31, 2019. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $5.6 billion in the six months ended June 30, 2020, up $1.3 billion from the $4.3 billion recorded in the year-earlier six months. Cash flows from the repayment and sales of securities totaled $1.4 billion and $589.0 million, respectively, in the corresponding periods, while purchases of securities totaled $734.7 million and $655.4 million, respectively.

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

At June 30, 2020, our deposits totaled $31.7 billion, up $72.4 million or 0.5%% annualized compared to the level at December 31, 2019. At the end of the current second quarter, total deposits represented 58.5% of total assets, while CDs represented 38.0% of our total deposits.

Included in the June 30, 2020 balance of deposits were institutional deposits of $1.0 billion and municipal deposits of $736.0 million, as compared to $1.1 billion and $990.2 million, respectively, at December 31, 2019. Brokered deposits rose $89.2 million during the second quarter of the year to $5.3 billion, reflecting a $1.3 billion increase in brokered money market accounts to $2.6 billion and a $791.6 million decrease in brokered CDs to $1.6 billion. In addition, at June 30, 2020, we had $1.1 billion of brokered interest bearing checking accounts, a decrease of $447.2 million from December 31, 2019. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. As of June 30, 2020, the balance of borrowed funds increased $450.5 million from year-end 2019 to $15.0 billion, representing 27.7% of total assets, at that date. The majority of the increase was related to a greater level of wholesale borrowings. Wholesale borrowings rose $450.0 million from the year-end 2019 amount to $14.4 billion. FHLB-NY advances increased $450 million since December 31, 2019, to $ 13.6 billion, while the balance of repurchase agreements was $800.0 million at June 30, 2020, unchanged from the balance at December 31, 2019.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At June 30, 2020, the balance of subordinated notes was $295.3 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $360.0 million at June 30, 2020, comparable to the balance at December 31, 2019.

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

The Bank has established a sub-committee of its ALCO to address issues related to the phase-out and ultimate transition away from LIBOR to an alternate rate. This sub-committee is led by our Chief Accounting Officer and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, including interest rate risk and liquidity management, information technology, and operations. The Company has LIBOR-based contracts that extend beyond 2021 included in loans and leases, securities, wholesale borrowings, derivative financial instruments and long-term debt. The sub-committee has reviewed contract fallback language and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted business lines.

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

At June 30, 2020, our one-year gap was a negative 6.92%, compared to a negative 11.25% at March 31, 2020 and a negative 12.31% at December 31, 2019. The change in our one-year gap from December 31, 2019, primarily reflects a decrease in CDs and borrowings maturing within one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2020 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2020 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 25.77% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 21.09% and 13.37% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 76% for the first five years and 24% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 88% for the first five years and 12% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 93% for the first five years and 7% for years six through ten.

	At June 30, 2020
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,000,158	$9,861,714	$16,252,986	$8,246,545	$1,891,113	$—	$42,252,516
Mortgage-related securities (2)(3)	443,482	513,448	820,626	464,567	523,991	260,839	3,026,953
Other securities (2)	1,965,011	225,770	83,872	48,555	219,549	267,171	2,809,928
Interest-earning cash and cash equivalents	1,147,690	-	-	-	-	-	1,147,690
Total interest-earning assets	9,556,341	10,600,932	17,157,484	8,759,667	2,634,653	528,010	49,237,087
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	6,511,721	1,013,139	1,711,317	876,072	1,028,914	-	11,141,163
Savings accounts	1,718,276	1,209,979	783,397	548,242	1,365,105	-	5,624,999
Certificates of deposit	5,192,646	6,450,004	209,381	189,973	250	-	12,042,254
Borrowed funds	888,926	925,000	4,472,661	300,000	8,280,000	141,477	15,008,064
Total interest-bearing liabilities	14,311,569	9,598,122	7,176,756	1,914,287	10,674,269	141,477	43,816,480
Interest rate sensitivity gap per period (4)	$(4,755,228)	$1,002,810	$9,980,728	$6,845,380	$(8,039,616)	$386,533	$5,420,607
Cumulative interest rate sensitivity gap	$(4,755,228)	$(3,752,418)	$6,228,310	$13,073,690	$5,034,074	$5,420,607
Cumulative interest rate sensitivity gap as a percentage of total assets	-8.77%	-6.92%	11.49%	24.12%	9.29%	10.00%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	66.77%	84.31%	120.04%	139.62%	111.53%	112.37%

(1)	For the purpose of the gap analysis, non-performing loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of June 30, 2020, the impact of a 100 bp decline in market interest rates for our loans would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 0.05% per annum. Conversely, the impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 7.19% per annum.

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

Based on the information and assumptions in effect at June 30, 2020, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Economic Value of Equity
+100	1.36%
+200	-6.10%

(1)	The impact of a 100 bp and a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at June 30, 2020, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	-1.07%
+200	-2.24%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of a 100 bp and a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2020, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 8.05% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 7.77% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.4 billion and $741.9 million, respectively, at June 30, 2020 and December 31, 2019. As in the past, our portfolios of loans and securities provided liquidity in the first six months of the year, with cash flows from the repayment and sale of loans totaling $7.0 billion and cash flows from the repayment and sale of securities totaling $1.4 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2020, our available borrowing capacity with the FHLB-NY was $7.7 billion. In addition, the Bank had $5.2 billion of available-for-sale securities, at that date, of which $3.9 billion was unencumbered.

Furthermore, the Bank has an agreement with the FRB-NY that enables it to access the discount window as a further means of enhancing liquidity if need be. In connection with the agreement, the Bank has pledged certain loans and securities to collateralize any funds that may be borrowed. At June 30, 2020, the maximum amount the Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings outstanding at that date.

Our primary investing activity is loan production. In the first six months of 2020, the volume of loans originated for investment was $6.0 billion. During this time, the net cash used in investing activities totaled $226.5 million. Our operating activities provided net cash of $146.5 million, while the net cash provided by our financing activities totaled $289.3 million.

CDs due to mature in one year or less as of June 30, 2020 totaled $11.6 billion, representing 96.7% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

In the six months ended June 30, 2020, the Bank paid dividends totaling $190.0 million to the Parent Company, leaving $167.7 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at June 30, 2020 included $138.2 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Community Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of June 30, 2020, the Company has repurchased a total of 8.9 million shares at an average price of $9.63 or an aggregate purchase price of $278.1 million, leaving $16.9 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $2.0 million from the balance at the end of last year and decreased $900,000 from the year-ago quarter to $29.8 million at June 30, 2020. The year-to-date decrease was primarily the result of a $41.4 million change in the net unrealized gain (loss) on available-for-sale securities, net of tax, and a $40.8 million decrease in the net unrealized loss on cash flow hedges, net of tax, to $39.9 million.

Regulatory Capital

In March 2020, as part of the response to the COVID-19 pandemic, the Federal Banking Agencies announced an interim final rule (“2020 CECL IFR”) that provides banking organizations, as an alternative to the 2018 CECL Transition Election, an optional five-year transition period to phase in the impact of CECL on regulatory capital (the “2020 CECL Transition Election”). The 2020 CECL IFR became effective as of March 31, 2020.

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

At June 30, 2020, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At June 30, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,813,214	9.77%	$4,316,054	11.06%	$5,125,510	13.13%	$4,316,054	8.42%
Minimum for capital adequacy purposes	1,756,168	4.50	2,341,557	6.00	3,122,076	8.00	2,049,700	4.00
Excess	$2,057,046	5.27%	$1,974,497	5.06%	$2,003,434	5.13%	$2,266,354	4.42%

At June 30, 2020, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 513 bp and the fully-phased in capital conservation buffer by 263 bp.

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At June 30, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,825,247	12.37%	$4,825,247	12.37%	$4,992,077	12.80%	$4,825,247	9.42%
Minimum for capital adequacy purposes	1,755,420	4.50	2,340,560	6.00	3,120,746	8.00	2,049,014	4.00
Excess	$3,069,827	7.87%	$2,484,687	6.37%	$1,871,331	4.80%	$2,776,233	5.42%

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended June 30, 2020

Net income for the three months ended June 30, 2020 was $105.3 million, up 5% compared to the $100.3 million reported for the three months ended March 31, 2020, and up 8% compared to the $97.2 million we reported for the three months ended June 30, 2019.  Net income available to common shareholders for the three months ended June 30, 2020 totaled $97.1 million, also up 5% compared to the $92.1 million we reported for the three months ended March 31, 2020, and up 9% compared to the $89.0 million reported for the three months ended June 30, 2019.  On a per share basis, the Company reported diluted earnings per common share of $0.21 for the second quarter of 2020, up 5% when compared to the $0.20 we reported in the previous quarter and up 11% compared to the $0.19 reported for the second quarter of 2019.

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

Details of the increase in net interest income follow:

•

Interest income of $423.1 million declined 4% compared to the previous quarter and declined 7% compared to the year-ago quarter.  Interest income on mortgage and other loans and leases was $381.9 million, down 3% on a linked-quarter basis and down 1% on a year-over-year basis.  Interest income on securities and money market instruments totaled $41.2 million, down 16% compared to the previous quarter and down 38% compared to the year-ago quarter.

•

The decline in interest income on loans was the result of lower yields on our loans on both a sequential and year-over-year basis, while average loan balances increased over the same time periods.  The decline in interest income on securities on a sequential and year-over-year basis was due to both lower yields and lower balances.

•

Interest expense totaled $157.2 million, down 20% on a linked quarter basis and down 27% on a year-over-year basis.  This was largely due to a decline in our cost of deposits, and to a lesser extent, our cost of borrowings.  The cost of interest-bearing deposits declined significantly on both a linked-quarter and year-over-year basis, while the average balance remained relatively unchanged.  Most of the decline was in the average cost of CDs.  The average cost of borrowings also declined given the drop in market interest rates, while the average balances increased modestly on a year-over-year basis and remained relatively flat sequentially.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.18%, the margin was 17 bps higher than the trailing-quarter measure and 18 bps higher than the margin recorded in the second quarter of last year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and net interest margin in the periods noted:

	For the Three Months Ended						June 30, 2020 compared to
	June 30,		Mar. 31,		June 30,		Mar. 31,		June 30,
	2020		2020		2019		2020		2019
(dollars in thousands)
Total Interest Income	$423,075		$441,042		$453,752		-4%		-7%
Prepayment Income:
Loans	$11,098		$10,189		$11,842		9%		-6%
Securities	314		348		780		-10%		-60%
Total prepayment income	$11,412		$10,537		$12,622		8%		-10%
GAAP Net Interest Margin%	2.18%		2.01%		2.00%		17	bp	18	bp
Less:
Prepayment income from loans	9	bp	9	bp	10	bp	0	bp	-1	bp
Prepayment income from securities	—		0		1		0	bp	-1	bp
Total prepayment income contribution to and subordinated debt impact on net interest margin	9	bp	9	bp	11	bp	0	bp	-2	bp
Adjusted Net Interest Margin (non-GAAP) (1)	2.09%		1.92%		1.89%		17	bp	20	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis

(unaudited)

	For the Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/Cost
(dollars in thousands)
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$41,852,839	$381,884	3.65%	$41,511,176	$391,911	3.78%	$40,208,256	$387,634	3.86%
Securities (2)(3)	5,920,536	40,973	2.77%	6,347,320	47,276	2.98	6,320,252	60,340	3.82
Interest-earning cash and cash equivalents	856,238	218	0.10%	662,899	1,855	1.13	967,364	5,778	2.40
Total interest-earning assets	48,629,613	$423,075	3.48%	48,521,395	441,042	3.64	47,495,872	453,752	3.82
Non-interest-earning assets	5,157,608			4,887,109			4,576,454
Total assets	$53,787,221			$53,408,504			$52,072,326
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,540,243	$10,059	0.38%	$10,070,100	$28,564	1.14%	$10,811,077	$47,772	1.77%
Savings accounts	5,336,234	8,208	0.62%	4,833,600	8,934	0.74	4,729,517	8,861	0.75
Certificates of deposit	13,134,732	65,233	2.00%	14,120,484	79,555	2.27	13,509,392	80,651	2.39
Total interest-bearing deposits	29,011,209	83,500	1.16%	29,024,184	117,053	1.62	29,049,986	137,284	1.90
Borrowed funds	14,402,886	73,703	2.06%	14,439,309	79,522	2.21	13,111,692	78,778	2.41
Total interest-bearing liabilities	43,414,095	157,203	1.46%	43,463,493	196,575	1.82	42,161,678	216,062	2.06
Non-interest-bearing deposits	3,040,046			2,569,331			2,698,578
Other liabilities	676,379			684,808			559,955
Total liabilities	47,130,520			46,717,632			45,420,211
Stockholders’ equity	6,656,701			6,690,872			6,652,115
Total liabilities and stockholders’ equity	$53,787,221			$53,408,504			$52,072,326
Net interest income/interest rate spread			2.02%		$244,467	1.82%		$237,690	1.76%
Net interest margin		$265,872	2.18%			2.01%			2.00%
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.12x			1.13x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan and lease losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Credit Losses

During the second quarter of 2020, the provision for credit losses was $17.6 million compared to $20.6 million during the first quarter and compared to $1.8 million for the three months ended June 30, 2019.  The provision for credit losses for the first two quarters of 2020 were calculated using the CECL methodology, while the year-ago provision for credit losses was calculated using the “incurred loss” methodology.  The CECL methodology reflects the impact of a deterioration in forecasted, future economic conditions due to the COVID-19 pandemic.

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

For the three months ended June 30, 2020, total non-interest income was $15.4 million, down 9% and 13%, respectively, compared to the previous and year-ago amounts of $16.9 million and $17.6 million, respectively.  Non-interest income during the current second quarter was negatively impacted by lower fee income due to the waiver of certain retail banking fees in order to support our depositors during the COVID-19 pandemic, and was partially offset by higher BOLI income.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	June 30, 2020	March 31, 2020	June 30, 2019
Fee income	$3,723	$7,018	$7,487
BOLI income	9,503	7,389	6,479
Net gain (loss) on securities	887	534	493
Other income:
Third-party investment product sales	916	1,277	1,225
Other	351	681	1,913
Total other income	1,267	1,958	3,138
Total non-interest income	$15,380	$16,899	$17,597

Non-Interest Expense

Total non-interest expense for the three months ended June 30, 2020 was $123.6 million, down 2% compared to $125.5 million in the previous quarter of the year and relatively unchanged compared to the year-ago quarter.  In the first quarter of 2020, non-interest expense included a $4.4 million benefit related to a lease termination.  The efficiency ratio improved to 43.94% compared to 49.70% in the first quarter of 2020 (excluding the $4.4 million lease termination benefit) and compared to 48.20% during the second quarter of 2019.

Income Tax Expense

Income tax expense for the three months ended June 30, 2020 totaled $34.7 million, up $19.8 million or 133% compared to the three months ended March 31, 2020 and up $1.6 million or 5% compared to the three months ended June 30, 2019.  The first quarter 2020 income tax expense included a $13.1 million tax benefit related to the Company’s tax loss carryback as provided by certain tax provisions for corporations included in the CARES Act, as enacted on March 27, 2020.  The effective tax rate for the current second quarter was 24.80% compared to an effective tax rate of 12.94% for the previous quarter and 25.42% in the year-ago second quarter.

Earnings Summary For The Six Months Ended June 30, 2020

In the first six months of 2020, the Company reported net income of $205.7 million, up 6% compared to the $194.8 million reported for the first six months of 2019.  Net income available to common shareholders for the six months ended June 30, 2020 was $189.3 million, also up 6% compared to the $178.4 million for the six months ended June 30, 2019.  On a per share basis, the Company reported diluted EPS of $0.40, for the first half of 2020, up 5% compared to the $0.38 reported for the first half of 2019.

Net Interest Income

For the six months ended June 30, 2020, net interest income totaled $510.3 million, up 7% compared to the net interest income we reported for the six months ended June 30, 2019.  As with the three-month improvement, the improvement in the six months net interest income amount was primarily due to lower interest expense driven by a lower cost of funds.

•

Interest income of $864.1 million declined 4% compared to the first six months of 2019.  Interest income on loans and leases rose modestly to $773.8 million, up 0.8% compared to the first six months of last year, while interest income on securities and money market investments declined 32% to $90.3 million.

•

The modest increase in interest income on loans and leases was driven by a $1.6 billion increase in the average balances to $41.7 billion, partially offset by a 13 bp decline in the yield.  The decline in interest income on securities was the result of a 98 bp drop in the average yield, as market interest rates declined significantly, combined with a $158.3 million or 3% decline in the average balance of securities to $6.1 billion.

•

Interest expense for the first half of 2020 declined 16% to $353.8 million driven by lower funding costs and offset somewhat by growth in the average balances of both our interest-bearing deposits and borrowed funds.  The average cost of interest-bearing deposits declined 38 bps to 1.64%, driven by a 46 bps decline in the cost of interest-bearing deposits to 1.39%, while our cost of borrowed funds declined 25 bps to 2.14%.

Net Interest Margin

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

	For the Six Months Ended
	June 30,	June 30,
	2020	2019	Change (%)
(dollars in thousands)
Total Interest Income	$864,117	$899,926	-4%
Prepayment Income:
Loans	$21,287	$21,183	0%
Securities	662	1,007	-34%
Total prepayment income	$21,949	$22,190	-1%
GAAP Net Interest Margin	2.10%	2.02%	9bp
Less:
Prepayment income from loans	9bp	9bp	0bp
Prepayment income from securities	1	1	0bp
Total prepayment income contribution to net interest margin	10bp	10bp	0bp
Adjusted Net Interest Margin (non-GAAP)	2.00%	1.92%	8bp

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

The following table sets forth certain information regarding our average balance sheet for the six-month periods, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the quarters are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	For the Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(dollars in thousands)
Assets:
Interest-earning assets:
Mortgage and other loans, net	$41,682,007	$773,796	3.71%	$40,050,340	$767,424	3.84%
Securities	6,133,928	88,249	2.88	6,292,248	121,377	3.86
Interest-earning cash and cash equivalents	759,569	2,072	0.55	929,983	11,125	2.41
Total interest-earning assets	48,575,504	864,117	3.56	47,272,571	899,926	3.81
Non-interest-earning assets	5,022,358			4,573,627
Total assets	$53,597,862			$51,846,198
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,305,172	$38,623	0.75%	$11,143,104	$97,931	1.77%
Savings accounts	5,084,917	17,142	0.68	4,699,835	16,944	0.73
Certificates of deposit	13,627,608	144,789	2.14	12,907,179	148,426	2.32
Total interest-bearing deposits	29,017,697	200,554	1.39	28,750,118	263,301	1.85
Borrowed funds	14,421,097	153,224	2.14	13,300,726	157,610	2.39
Total interest-bearing liabilities	43,438,794	353,778	1.64	42,050,844	420,911	2.02
Non-interest-bearing deposits	2,804,688			2,588,610
Other liabilities	680,593			576,922
Total liabilities	46,924,075			45,216,376
Stockholders’ equity	6,673,787			6,629,822
Total liabilities and stockholders’ equity	$53,597,862			$51,846,198
Net interest income/interest rate spread		$510,339	1.92%		$479,015	1.79%
Net interest margin			2.10%			2.02%
Ratio of interest-earning assets to interest- bearing liabilities			1.12x			1.12x

Provision for Credit Losses

On a year-to-date basis, the provision for credit losses totaled $38.2 million compared to a provision for credit losses of $622,000 for the first half of 2019.  The provision for credit losses for this first half of 2020 was calculated using the CECL methodology which was adopted by the Company on January 1, 2020, while the provision for credit losses for the first half of 2019 was calculated using the “incurred loss” methodology.  The CECL methodology reflects the impact of a deterioration in forecasted, future economic conditions due to the COVID-19 pandemic.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others— fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and revenues produced through the sale of third-party investment products.

For the first six months ended June 30, 2020, total non-interest income declined 24% to $32.3 million compared to $42.4 million for the six months ended June 30, 2019.  As with our second quarter 2020 results, the six month results were negatively impacted by COVID-19.  Specifically, fee income declined 27% to $10.7 million as the Bank waived certain retail banking fees in order to support our depositors and other income declined 52% to $3.2 million.  This was largely due to a decline in the sale of third-party investment products as branch foot traffic was down and was partially offset by a 26% increase in BOLI income.  Additionally, first-half 2019 results included $7.5 million of net gains on securities compared to only $1.4 million in the first half of 2020.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Six Months Ended
	June 30,	June 30,
(in thousands)	2020	2019
Fee income	$10,741	$14,715
BOLI income	16,892	13,454
Net gain (loss) on securities	1,421	7,480
Other income:
Third-party investment product sales	2,193	4,122
Other	1,032	2,611
Total other income	3,225	6,733
Total non-interest income	$32,279	$42,382

Non-Interest Expense

For the six months ended June 30, 2020, total non-interest expenses were $249.1 million, down 5% compared to the first six months of 2019.  Included in the results for the first six months of 2020 was a $4.4 million lease termination benefit.  Included in the results for the first six months of 2019 were certain items related to severance costs and branch rationalization totaling $9.0 million.  The efficiency ratio improved to 45.91% during the first six months of the year compared to 50.21% for the first six months of last year.

Income Tax Expense

For the six months ended June 30, 2020, income tax expense totaled $49.7 million, down 23% compared to income tax expense during the first six months of 2019.  The year-to-date 2020 income tax expense includes a $13.1 million tax loss carryback-related tax benefit as provided for under the CARES Act.  The effective tax rate for the first half of 2020 was 19.45% compared to an effective tax rate of 24.77% for the first half of 2019.

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

(b) Changes in Internal Control over Financial Reporting

The adoption of CECL resulted in new procedures and introduced new controls over financial reporting. However, the internal controls for CECL, are substantially similar to the internal controls used prior to the adoption of CECL. As a result, we concluded there were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The COVID-19 Pandemic May Have a Material Impact on Our Results of Operations

The COVID-19 pandemic is negatively impacting economic activity, the financial markets, and commerce, both globally and within the United States. In our market area, the governor of New York has issued an order that, among other things, required residents to stay in their homes and permitted them to leave only to conduct certain essential activities or to travel to work and close all non-essential businesses to the general public. These stay-at-home orders and travel restrictions – and similar orders imposed across the United States to restrict the spread of COVID-19 – have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Stay-at-home orders have been moved to phased reopening of businesses, although capacity restrictions on movement and health and safety recommendations that encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity. The Company’s results of operations may be materially impacted if businesses remain closed for an extended period of time or unemployment remains at elevated levels for an extended period of time.

As an essential business, we have implemented business continuity plans and continue to provide financial services to clients, while taking health and safety measures such as transitioning most in-person customer transactions to our drive-thru facilities and limiting access to the interior of our facilities, frequent cleaning of our facilities, and using a remote workforce where possible. Despite these safeguards, we may nonetheless experience business disruptions, and the rapid pace at which these issues are developing could overwhelm our ability to deal with them in a timely manner.
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

The pandemic has also led to an increase in the allowance for loan losses and in the allowance for unfunded commitments, due to a change in forecasting potential losses and model assumptions due to COVID-19.  During the second quarter of 2020, payment deferral programs totaled $7.4 billion or 17.5% of the total loan portfolio.  The pandemic may continue to have a material adverse impact on our loan portfolio, particularly as businesses remain closed.  Moreover, the New York metro region has been disproportionately impacted by CODIV-19 relative to other regions of the state and country.  Accordingly, the impact from COVID-19 on the Company and our borrowers may be greater than on similar banks that do not have a similar geographic concentration.

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

During the first six months of the year, the Company repurchased $58.7 million or 5.7 million shares of its common stock under its recently authorized share repurchase program. Included in the above, the Company allocated 751,215 shares or $8.5 million toward the repurchase of shares tied to its stock-based incentive plans.

(dollars in thousands, except per share data)
Second Quarter 2020	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	2,423,664	$8.88	$21,523,548
May 1 – May 31	1,698	8.90	15,112
June 1 – June 30	1,510	10.26	15,492
Total shares repurchased	2,426,872	8.88	$21,554,152

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

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan.* (8)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management plan or compensation plan arrangement.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565).
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).
(8)	Incorporated by reference to Exhibits filed with the Company’s Form S-8, Registration Statement filed on August 5, 2020, Registration No. 333-241023.

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: August 7, 2020	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: August 7, 2020	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer