Form 10-Q
period 2020-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2020-11-06
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

463,903,560

Number of shares of common stock outstanding at November 2, 2020

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2020

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

LIST OF ABBREVIATIONS AND ACRONYMS

ACL—Allowance for Credit Losses	FDIC—Federal Deposit Insurance Corporation
ADC—Acquisition, development, and construction loan	FHLB—Federal Home Loan Bank
ALCO—Asset and Liability Management Committee	FHLB-NY—Federal Home Loan Bank of New York
AMT—Alternative minimum tax	FOMC—Federal Open Market Committee
AmTrust—AmTrust Bank	FRB—Federal Reserve Board
AOCL—Accumulated other comprehensive loss	FRB-NY—Federal Reserve Bank of New York
ASC—Accounting Standards Codification	Freddie Mac—Federal Home Loan Mortgage Corporation
ASU—Accounting Standards Update	FTEs—Full-time equivalent employees
BOLI—Bank-owned life insurance	GAAP—U.S. generally accepted accounting principles
BP—Basis point(s)	GLBA—The Gramm Leach Bliley Act
CARES Act—Coronavirus Aid, Relief, and Economic Security Act	GNMA—Government National Mortgage Association
C&I—Commercial and industrial loan	GSEs—Government-sponsored enterprises
CCAR—Comprehensive Capital Analysis and Review	HQLAs—High-quality liquid assets
CDs—Certificates of deposit	LIBOR—London Interbank Offered Rate
CECL—Current Expected Credit Loss	LSA—Loss Share Agreements
CFPB—Consumer Financial Protection Bureau	LTV—Loan-to-value ratio
CMOs—Collateralized mortgage obligations	MBS—Mortgage-backed securities
CMT—Constant maturity treasury rate	MSRs—Mortgage servicing rights
CPI—Consumer Price Index	NIM—Net interest margin
CPR—Constant prepayment rate	NOL—Net operating loss
CRA—Community Reinvestment Act	NPAs—Non-performing assets
CRE—Commercial real estate loan	NPLs—Non-performing loans
Desert Hills—Desert Hills Bank	NPV—Net Portfolio Value
DIF—Deposit Insurance Fund	NYSDFS—New York State Department of Financial Services
DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSE—New York Stock Exchange
DSCR—Debt service coverage ratio	OCC—Office of the Comptroller of the Currency
EAR—Earnings at Risk	OFAC—Office of Foreign Assets Control
EPS—Earnings per common share	OREO—Other real estate owned
ERM—Enterprise Risk Management	PPP—Paycheck Protection Program loans administered by the Small Business Administration
EVE—Economic Value of Equity at Risk	SEC—U.S. Securities and Exchange Commission
Fannie Mae—Federal National Mortgage Association	SIFI—Systemically Important Financial Institution
FASB—Financial Accounting Standards Board	TDRs—Troubled debt restructurings
SIFI—Systemically Important Financial Institution
FDI Act—Federal Deposit Insurance Act

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Cash and cash equivalents	$1,458,641	$741,870
Securities:
Debt securities available-for-sale ($1,292,598 and $1,372,238 pledged at September 30, 2020 and December 31, 2019, respectively) (Allowance for credit losses of $0 at September 30, 2020)	5,233,744	5,853,057
Equity investments with readily determinable fair values, at fair value	31,448	32,830
Total securities	5,265,192	5,885,887
Loans held for sale	117,272	—
Loans and leases held for investment, net of deferred loan fees and costs	42,829,219	41,894,155
Less: Allowance for loan and lease losses	(188,307)	(147,638)
Total loans and leases held for investment, net	42,640,912	41,746,517
Total loans and leases, net	42,758,184	41,746,517
Federal Home Loan Bank stock, at cost	697,483	647,562
Premises and equipment, net	289,788	312,626
Operating lease right-of-use assets	271,515	286,194
Goodwill	2,426,379	2,426,379
Bank-owned life insurance	1,159,036	1,145,058
Other real estate owned and other repossessed assets	9,526	12,268
Other assets	596,011	436,460
Total assets	$54,931,755	$53,640,821
Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$11,693,982	$10,230,144
Savings accounts	5,964,981	4,780,007
Certificates of deposit	10,990,080	14,214,858
Non-interest-bearing accounts	3,055,898	2,432,123
Total deposits	31,704,941	31,657,132
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	14,227,661	13,102,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	15,027,661	13,902,661
Junior subordinated debentures	360,157	359,866
Subordinated notes	295,485	295,066
Total borrowed funds	15,683,303	14,557,593
Operating lease liabilities	271,499	285,991
Other liabilities	537,282	428,411
Total liabilities	48,197,025	46,929,127
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 463,904,084 and 467,346,781 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,117,902	6,115,487
Retained earnings	391,528	342,023
Treasury stock, at cost (26,534,986 and 23,092,289 shares, respectively)	(257,521)	(220,717)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of ($25,473) and ($9,424), respectively	67,755	25,440
Net unrealized loss on pension and post-retirement obligations, net of tax of $20,673 and $22,191, respectively	(55,137)	(59,136)
Net unrealized (loss) gain on cash flow hedges, net of tax of $14,237 and ($333), respectively	(37,541)	853
Total accumulated other comprehensive loss, net of tax	(24,923)	(32,843)
Total stockholders’ equity	6,734,730	6,711,694
Total liabilities and stockholders’ equity	$54,931,755	$53,640,821

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Income:
Loans and leases	$380,337	$391,920	$1,154,133	$1,159,344
Securities and money market investments	37,712	62,631	128,033	195,133
Total interest income	418,049	454,551	1,282,166	1,354,477
Interest Expense:
Interest-bearing checking and money market accounts	9,328	42,465	47,951	140,396
Savings accounts	7,593	9,326	24,735	26,270
Certificates of deposit	44,481	86,934	189,270	235,360
Borrowed funds	74,761	79,911	227,985	237,521
Total interest expense	136,163	218,636	489,941	639,547
Net interest income	281,886	235,915	792,225	714,930
Provision for credit losses	13,016	4,781	51,192	5,403
Net interest income after provision for credit losses	268,870	231,134	741,033	709,527
Non-Interest Income:
Fee income	5,240	7,580	15,981	22,295
Bank-owned life insurance	7,566	6,791	24,458	20,245
Net (loss) gain on securities	(284)	275	1,137	7,755
Other	1,246	9,740	4,471	16,473
Total non-interest income	13,768	24,386	46,047	66,768
Non-Interest Expense:
Operating expenses:
Compensation and benefits	73,182	75,159	228,338	229,172
Occupancy and equipment	23,960	21,748	63,011	66,599
General and administrative	31,366	26,395	86,273	89,350
Total non-interest expense	128,508	123,302	377,622	385,121
Income before income taxes	154,130	132,218	409,458	391,174
Income tax expense	38,360	33,172	88,013	97,305
Net income	115,770	99,046	321,445	293,869
Preferred stock dividends	8,207	8,207	24,621	24,621
Net income available to common shareholders	$107,563	$90,839	$296,824	$269,248
Basic earnings per common share	$0.23	$0.19	$0.63	$0.57
Diluted earnings per common share	$0.23	$0.19	$0.63	$0.57
Net income	$115,770	$99,046	$321,445	$293,869
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of ($444); $666; ($16,237) and ($22,434), respectively	1,170	(757)	42,809	58,256
Change in pension and post-retirement obligations, net of tax of ($18); ($2); ($54) and ($33), respectively	46	7	138	84
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $520 and $16,212	(1,373)	—	(42,724)	—
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of ($14); $0; $188 and $1,527, respectively	37	—	(495)	(3,918)
Reclassification adjustment for defined benefit pension plan, net of tax of ($488); ($708); ($1,464) and ($2,098), respectively	1,287	1,814	3,861	5,380
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax of ($1,415) and ($1,642)	3,730	—	4,331	—
Total other comprehensive income, net of tax	4,897	1,064	7,920	59,802
Total comprehensive income, net of tax	$120,667	$100,110	$329,365	$353,671

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
Three Months Ended September 30, 2020	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in Excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at June 30, 2020	463,933,831	$502,840	$4,904	$6,109,597	$362,724	$(257,232)	$(29,820)	$6,693,013
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	8,305	—	—	—	8,305
Net income	—	—	—	—	115,770	—	—	115,770
Dividends paid on common stock ($0.17)	—	—	—	—	(78,759)	—	—	(78,759)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Purchase of common stock	(29,747)	—	—	—	—	(289)	—	(289)
Other comprehensive income, net of tax	—	—	—	—	—	—	4,897	4,897
Balance at September 30, 2020	463,904,084	$502,840	$4,904	$6,117,902	$391,528	$(257,521)	$(24,923)	$6,734,730

Three Months Ended September 30, 2019
Balance at June 30, 2019	467,358,939	$502,840	$4,904	$6,099,474	$316,921	$(220,546)	$(28,915)	$6,674,678
Shares issued for restricted stock, net of forfeitures	22,980	—	—	(222)	—	222	—	—
Compensation expense related to restricted stock awards	—	—	—	8,124	—	—	—	8,124
Net income	—	—	—	—	99,046	—	—	99,046
Dividends paid on common stock ($0.17)	—	—	—	—	(79,353)	—	—	(79,353)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)		—	(8,207)
Purchase of common stock	(31,059)	—	—	—	—	(345)	—	(345)
Other comprehensive income, net of tax	—	—	—	—	—	—	1,064	1,064
Balance at September 30, 2019	467,350,860	$502,840	$4,904	$6,107,376	$328,407	$(220,669)	$(27,851)	$6,695,007

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
Nine Months Ended September 30, 2020	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at December 31, 2019	467,346,781	$502,840	$4,904	$6,115,487	$342,023	$(220,717)	$(32,843)	$6,711,694
Opening retained earnings adjustment (1)	—	—	—	—	(10,468)	—	—	(10,468)
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22,198)	—	22,198	—	—
Compensation expense related to restricted stock awards	—	—	—	24,613	—	—	—	24,613
Net income	—	—	—	—	321,445	—	—	321,445
Dividends paid on common stock ($0.51)	—	—	—	—	(236,851)	—	—	(236,851)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(24,621)	—	—	(24,621)
Purchase of common stock	(5,763,802)	—	—	—	—	(59,002)	—	(59,002)
Other comprehensive income, net of tax	—	—	—	—	—	—	7,920	7,920
Balance at September 30, 2020	463,904,084	$502,840	$4,904	$6,117,902	$391,528	$(257,521)	$(24,923)	$6,734,730

Nine Months Ended September 30, 2019
Balance at December 31, 2018	473,536,604	$502,840	$4,904	$6,099,940	$297,202	$(161,998)	$(87,653)	$6,655,235
Shares issued for restricted stock, net of forfeitures	1,665,028	—	—	(16,501)	—	16,501	—	—
Compensation expense related to restricted stock awards	—	—	—	23,937	—	—	—	23,937
Net income	—	—	—	—	293,869	—	—	293,869
Dividends paid on common stock ($0.51)	—	—	—	—	(238,043)	—	—	(238,043)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(24,621)	—	—	(24,621)
Purchase of common stock	(7,850,772)	—	—	—	—	(75,172)	—	(75,172)
Other comprehensive income, net of tax	—	—	—	—	—	—	59,802	59,802
Balance at September 30, 2019	467,350,860	$502,840	$4,904	$6,107,376	$328,407	$(220,669)	$(27,851)	$6,695,007

(1)

Amount represents a $10.5 million cumulative adjustment, net of tax, to retained earnings as of January 1, 2020, as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$321,445	$293,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	51,192	5,403
Depreciation	18,482	20,471
Amortization of discounts and premiums, net	11,117	3,690
Net gain on sales of securities	(1,137)	(7,755)
Gain on trading activity	(23)	(66)
Net loss on sales of loans	2	43
Stock-based compensation	24,613	23,937
Deferred tax expense	95,367	41,655
Changes in operating assets and liabilities:
Increase in other assets(1)	(164,303)	(30,826)
Increase (decrease) in other liabilities(2)	2,502	(11,527)
Purchases of securities held for trading	(15,000)	(42,500)
Proceeds from sales of securities held for trading	15,023	42,566
Held for sale originations	(119,158)	—
Net cash provided by operating activities	240,122	338,960
Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	1,594,862	1,579,297
Proceeds from sales of securities available for sale	483,872	363,621
Purchase of securities available for sale	(1,472,702)	(2,103,973)
Redemption of Federal Home Loan Bank stock	144,066	114,097
Purchases of Federal Home Loan Bank stock	(193,987)	(75,878)
Proceeds from (purchases of) bank-owned life insurance, net	8,195	(29,332)
Proceeds from sales of loans	3,124	91,074
Purchases of loans	(51,451)	(20,206)
Other changes in loans, net	(896,021)	(765,013)
Dispositions (purchases) of premises and equipment, net	4,356	(646)
Net cash used in investing activities	(375,686)	(846,959)
Cash Flows from Financing Activities:
Net increase in deposits	47,809	807,746
Net increase in short-term borrowed funds	1,575,000	—
Proceeds from long-term borrowed funds	4,625,000	3,285,812
Repayments of long-term borrowed funds	(5,075,000)	(3,868,000)
Cash dividends paid on common stock	(236,851)	(238,043)
Cash dividends paid on preferred stock	(24,621)	(24,621)
Treasury stock repurchased	(50,190)	(67,125)
Payments relating to treasury shares received for restricted stock award tax payments	(8,812)	(8,047)
Net cash provided by (used in ) financing activities	852,335	(112,278)
Net increase (decrease) in cash, cash equivalents, and restricted cash	716,771	(620,277)
Cash, cash equivalents, and restricted cash at beginning of period	741,870	1,474,955
Cash, cash equivalents, and restricted cash at end of period	$1,458,641	$854,678
Supplemental information:
Cash paid for interest	$518,511	$622,027
Cash paid for income taxes	17,459	75,280
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$120	$3,027
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	—	324,360
Securitization of residential mortgage loans to mortgage-backed securities available for sale	41,871	20,206
Transfer of loans from held for investment to held for sale	—	91,117
Dispositions of premises and equipment	—	1,245
Shares issued for restricted stock awards	22,198	16,501

(1)	Includes $15.4 million and $23.8 million of amortization of operating lease right-of-use assets for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Includes $15.4 million and $23.8 million of amortization of operating lease liability for the nine months ended September 30, 2020 and 2019, respectively.

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

The Bank currently operates 236 branches, 19 of which operate directly under the Community Bank name. The remaining 217 Community Bank branches operate through eight divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

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

Recently Adopted Accounting Standards

The Company adopted ASU No. 2020-04 in the first quarter of 2020 upon issuance. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. If certain criteria are met, the amendments allow exceptions to the designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. To date, the guidance has not had a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. The Company will continue to assess the impact as the reference rate transition occurs.

The Company adopted ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its amendments, (“ASU No. 2016-13”) as of January 1, 2020. ASU No. 2016-13 amended guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held at amortized cost, ASU No. 2016-13 eliminated the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments in ASU No. 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses will be presented as an allowance rather than as a write-down. The amendments affected loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

The Company adopted ASU No. 2016-13 on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the adoption date and, accordingly, the Company recorded a net of tax decrease of $10.5 million to retained earnings as of January 1, 2020. The results for prior period amounts continue to be reported in accordance with previously applicable GAAP. A prospective transition approach was required for debt securities for which an OTTI had been recognized before the effective date. The effect of the prospective transition approach was to maintain the same amortized cost basis before and after the effective date of ASU No. 2016-13. Amounts previously recognized in accumulated other comprehensive income (loss) as of the date of adoption that relate to improvements in cash flows expected to be collected continue to be accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption are recorded in earnings when received.

The Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement on January 1, 2020. The purpose of ASU No. 2018-13 is to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity’s financial statements. The amendments remove the disclosure requirements for transfers between Levels 1 and 2 of the fair value hierarchy, the disclosure of the policy for timing of transfers between levels of the fair value hierarchy, and the disclosure of the valuation processes for Level 3 fair value measurements. Additionally, the amendments modify the disclosure requirements for investments in certain entities that calculate net asset value and measurement uncertainty. Finally, the amendments added disclosure requirements for the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty are applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments are applied retrospectively to all periods presented upon their effective date. The adoption of ASU No. 2018-13 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as of January 1, 2020. ASU No. 2017-04 eliminates the second step of the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity recognizes an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill recorded. ASU No. 2017-04 does not amend the optional qualitative assessment of goodwill impairment. The impact of this adoption on the Company’s Consolidated Statements of Condition, results of operations, or cash flows will be dependent upon goodwill impairment determinations made after January 1, 2020.

The adoption of ASU No. 2017-04 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. During the nine months ended September 30, 2020, the Company assessed the current environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of its reporting unit. After consideration of the items above and the first nine months 2020 results, the Company determined it was not more-likely-than-not that the fair value of its reporting unit was below its book value as of September 30, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Net income available to common shareholders	$107,563	$90,839	$296,824	$269,248
Less: Dividends paid on and earnings allocated to participating securities	(1,295)	(1,073)	(3,658)	(3,245)
Earnings applicable to common stock	$106,268	$89,766	$293,166	$266,003
Weighted average common shares outstanding	461,780,959	465,357,326	462,898,726	465,400,372
Basic earnings per common share	$0.23	$0.19	$0.63	$0.57
Earnings applicable to common stock	$106,268	$89,766	$293,166	$266,003
Weighted average common shares outstanding	461,780,959	465,357,326	462,898,726	465,400,372
Potential dilutive common shares	864,855	418,674	614,082	237,708
Total shares for diluted earnings per common share computation	462,645,814	465,776,000	463,512,808	465,638,080
Diluted earnings per common share and common share equivalents	$0.23	$0.19	$0.63	$0.57

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(in thousands)	For the Nine Months Ended September 30, 2020
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$683	Net gain on securities
	(188)	Income tax expense
	$495	Net gain on securities, net of tax
Unrealized loss on cash flow hedges:	$(5,973)	Interest expense
	1,642	Income tax benefit
	$(4,331)	Net gain (loss) on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$186	Included in the computation of net periodic credit(2)
Actuarial losses	(5,511)	Included in the computation of net periodic cost (2)
	(5,325)	Total before tax
	1,464	Income tax benefit
	$(3,861)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(7,697)

(1)	Amounts in parentheses indicate expense items.
(2)	See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,160,210	$58,146	$25	$1,218,331
GSE CMOs	1,384,204	50,544	83	1,434,665
Total mortgage-related debt securities	$2,544,414	$108,690	$108	$2,652,996
Other Debt Securities:
U. S. Treasury obligations	$61,986	$1	$3	$61,984
GSE debentures	991,865	5,739	3,639	993,965
Asset-backed securities (1)	541,390	850	9,987	532,253
Municipal bonds	26,304	667	114	26,857
Corporate bonds	870,610	14,949	8,761	876,798
Capital trust notes	95,388	5,211	11,708	88,891
Total other debt securities	$2,587,543	$27,417	$34,212	$2,580,748
Total debt securities available for sale	$5,131,957	$136,107	$34,320	$5,233,744
Equity Securities:
Preferred stock	$15,292	$—	$1	$15,291
Mutual funds	15,815	342	—	16,157
Total equity securities	$31,107	$342	$1	$31,448
Total securities (2)	$5,163,064	$136,449	$34,321	$5,265,192

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	Excludes accrued interest receivable of $14.0 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,530,317	$26,069	$3,763	$1,552,623
GSE CMOs	1,783,440	21,213	3,541	1,801,112
Total mortgage-related debt securities	$3,313,757	$47,282	$7,304	$3,353,735
Other Debt Securities:
U.S. Treasury obligations	$41,820	$19	$—	$41,839
GSE debentures	1,093,845	5,707	5,312	1,094,240
Asset-backed securities (1)	384,108	—	10,854	373,254
Municipal bonds	26,808	559	475	26,892
Corporate bonds	854,195	15,970	2,983	867,182
Capital trust notes	95,100	7,121	6,306	95,915
Total other debt securities	$2,495,876	$29,376	$25,930	$2,499,322
Total other securities available for sale	$5,809,633	$76,658	$33,234	$5,853,057
Equity Securities:
Preferred stock	$15,292	$122	$—	$15,414
Mutual funds and common stock (2)	16,871	718	173	17,416
Total equity securities	$32,163	$840	$173	$32,830
Total securities(3)	$5,841,796	$77,498	$33,407	$5,885,887

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2)	Primarily consists of mutual funds that are CRA-qualified investments.
(3)	Excludes accrued interest receivable of $24.4 million included in other assets in the Consolidated Statements of Condition.

At September 30, 2020 and December 31, 2019, respectively, the Company had $697.5 million and $647.6 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Gross proceeds	$483,872	$363,621
Gross realized gains	1,945	5,445
Gross realized losses	1,262	—

Net gains on equity securities recognized in earnings for the nine months ended September 30, 2020 and 2019 were $454,000 and $2.3 million, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at September 30, 2020:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$90,869	3.46%	$68,935	0.48%	$150	6.66%	$49,593	3.65%	$211,500
Due from one to five years	458,644	3.11	25,924	3.39	—	—	146,882	2.85	670,442
Due from five to ten years	148,256	2.74	188,055	2.43	20,274	3.50	761,267	2.19	1,128,312
Due after ten years	1,846,645	2.51	770,936	1.63	5,880	3.33	549,646	1.39	3,223,490
Total debt securities available for sale	$2,544,414	2.67	$1,053,850	1.74	$26,304	3.48	$1,507,388	2.01	$5,233,744

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2020:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U.S. Treasury obligations	$49,987	$3	$—	$—	$49,987	$3
GSE certificates	7,415	25	—	—	7,415	25
GSE CMOs	2,579	6	128,575	77	131,154	83
GSE debentures	507,331	3,640	—	—	507,331	3,640
Asset-backed securities	58,647	372	366,963	9,615	425,610	9,987
Municipal bonds	—	—	9,235	113	9,235	113
Corporate bonds	163,643	3,962	245,201	4,799	408,844	8,761
Capital trust notes	45,770	1,244	33,407	10,463	79,177	11,707
Equity securities	15,292	1	—	—	15,292	1
Total temporarily impaired securities	$850,664	$9,253	$783,381	$25,067	$1,634,045	$34,320

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

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2020 consisted of four agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, three corporate bonds, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2019 consisted of seven US Government agency securities, five capital trusts notes, three agency mortgage-related securities, three agency CMOs, three asset-backed securities, two corporate bonds, one municipal bond, and one mutual fund.

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

None of the unrealized losses identified as of September 30, 2020 or December 31, 2019 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the nine months ended September 30, 2020.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$32,100,281	75.06%	$31,158,672	74.46%
Commercial real estate	6,884,667	16.10	7,081,910	16.93
One-to-four family	274,095	0.64	380,361	0.91
Acquisition, development, and construction	86,007	0.20	200,596	0.48
Total mortgage loans held for investment(1)	39,345,050	92.00	$38,821,539	92.78
Other Loans:
Commercial and industrial	1,644,872	3.85	1,742,380	4.16
Lease financing, net of unearned income of $121,168 and $104,826, respectively	1,771,168	4.14	1,271,998	3.04
Total commercial and industrial loans (2)	3,416,040	7.99	3,014,378	7.20
Other	6,461	0.01	8,102	0.02
Total other loans held for investment(1)	3,422,501	8.00	3,022,480	7.22
Total loans and leases held for investment	$42,767,551	100.00%	$41,844,019	100.00%
Net deferred loan origination costs	61,668		50,136
Allowance for loan and lease losses	(188,307)		(147,638)
Total loans and leases held for investment, net	$42,640,912		$41,746,517
Loans held for sale(3)	117,272		—
Total loans and leases, net	$42,758,184		$41,746,517

(1)

Excludes accrued interest receivable of $217.8 million and $116.9 million at September 30, 2020 and December 31, 2019, respectively, which is included in other assets in the Consolidated Statements of Condition.

(2)

Includes specialty finance loans and leases of $3.1 billion and $2.6 billion, respectively, at September 30, 2020 and December 31, 2019, and other C&I loans of $394.3 million and $420.1 million, respectively, at September 30, 2020 and December 31, 2019.

(3)	Includes deferred loan origination fees of $1.7 million.

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

Included in loans held for investment at September 30, 2020 and December 31, 2019, were loans of $37.8 million and $38.2 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At September 30, 2020 and December 31, 2019, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at September 30, 2020:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$378	$4,068	$—	$4,446	$32,095,835	$32,100,281
Commercial real estate	2,617	12,673	—	15,290	6,869,377	6,884,667
One-to-four family	2,078	1,706	—	3,784	270,311	274,095
Acquisition, development, and construction	—	—	—	—	86,007	86,007
Commercial and industrial(1) (2)	—	26,902	—	26,902	3,389,138	3,416,040
Other	56	2	—	58	6,403	6,461
Total loans and leases held for investment	$5,129	$45,351	$—	$50,480	$42,717,071	$42,767,551

(1)	Includes $24.4 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,131	$5,407	$—	$6,538	$31,152,134	$31,158,672
Commercial real estate	2,545	14,830	—	17,375	7,064,535	7,081,910
One-to-four family	—	1,730	—	1,730	378,631	380,361
Acquisition, development, and construction	—	—	—	—	200,596	200,596
Commercial and industrial(1) (2)	—	39,024	—	39,024	2,975,354	3,014,378
Other	44	252	—	296	7,806	8,102
Total	$3,720	$61,243	$—	$64,963	$41,779,056	$41,844,019

(1)	Includes $30.4 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at September 30, 2020:

	Mortgage Loans				Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,688,547	$5,999,490	$272,393	$62,589	$38,023,019	$3,351,910	$6,459	$3,358,369
Special mention	343,366	775,959	—	23,418	1,142,743	3,892	—	3,892
Substandard	68,368	109,218	1,702	—	179,288	60,238	2	60,240
Doubtful	—	—	—	—	—	—	—	—
Total	$32,100,281	$6,884,667	$274,095	$86,007	$39,345,050	$3,416,040	$6,461	$3,422,501

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$30,903,657	$6,902,218	$377,883	$158,751	$38,342,509	$2,960,557	$7,850	$2,968,407
Special mention	239,664	104,648	748	41,456	386,516	1,588	—	1,588
Substandard	15,351	75,044	1,730	389	92,514	52,233	252	52,485
Doubtful	—	—	—	—	—	—	—	—
Total	$31,158,672	$7,081,910	$380,361	$200,596	$38,821,539	$3,014,378	$8,102	$3,022,480

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2020.

(in thousands)	Vintage Year
Risk Rating Group	2020	2019	2018	2017	2016	Prior To 2016	Revolving Loans	Total
Pass	$6,574,686	$6,824,784	$6,493,565	$4,807,008	$3,823,209	$9,503,766	$23,914	$38,050,932
Special Mention	—	216,236	129,332	246,885	303,899	245,876	790	1,143,018
Substandard	—	—	18,410	32,746	44,819	82,606	—	178,581
Total mortgage loans	$6,574,686	$7,041,020	$6,641,307	$5,086,639	$4,171,927	$9,832,248	$24,704	$39,372,531
Pass	900,386	820,707	188,768	221,595	131,410	153,233	976,487	3,392,586
Special Mention	—	42	—	—	—	—	3,850	3,892
Substandard	3,652	8,338	3,709	13,918	1,528	2,235	26,830	60,210
Total other loans	904,038	829,087	192,477	235,513	132,938	155,468	1,007,167	3,456,688
Total	$7,478,724	$7,870,107	$6,833,784	$5,322,152	$4,304,865	$9,987,716	$1,031,871	$42,829,219

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of September 30, 2020:

	Collateral Type
(in thousands)	Real Property	Other
Multi-family	$—	$—
Commercial real estate	27,051	—
One-to-four family	563	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	34,447
Other	—	—
Total collateral-dependent loans held for investment	$27,614	$34,447

Other collateral primarily consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three months ended September 30, 2020.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2020, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $26.9million; loans on which forbearance agreements were reached amounted to $15.0 million.

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

The following table presents information regarding the Company’s TDRs as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$—	$—	$—	$3,577	$3,577
Commercial real estate	15,040	—	15,040	—	—	—
One-to-four family	—	563	563	—	584	584
Acquisition, development, and construction	—	—	—	389	—	389
Commercial and industrial(1)	865	25,435	26,300	865	35,084	35,949
Other	—	—	—	—	—	—
Total	$15,905	$25,998	$41,903	$1,254	$39,245	$40,499

(1)	Includes $23.0 million and $27.3 million of taxi medallion-related loans at September 30, 2020 and December 31, 2019, respectively

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended September 30, 2020 and 2019 are summarized as follows:

	For the Three Months Ended September 30, 2020
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	23	4,508	4,508	1.66%	1.66%	—	—

	For the Three Months Ended September 30, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	28	$7,366	$7,086	2.99%	2.82%	$280	$3

The financial effects of the Company’s TDRs for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	For the Nine Months Ended September 30, 2020
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15,119	$15,119	8.00%	3.50%	$-	$-
Commercial and industrial	42	8,912	7,471	2.36	2.20	1,441	—
Total	43	$24,031	$22,590	5.91	3.08	$1,441	$-

	For the Nine Months Ended September 30, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	58	$30,910	$28,179	4.48%	4.52%	$2,731	$3

At September 30, 2020, 43 C&I loans in the aggregate amount of $5.7 million have been modified as TDRs during the twelve months ended at that date, and were in payment default. At September 30, 2019, C&I and one-to-four family loans totaling in the aggregate amount of $505,000 that had been modified as TDRs during the twelve months ended at that date and were in payment default.

The Company does not consider a payment to be in default when the loan is in forbearance, or otherwise granted a delay of payment, when the agreement to forebear or allow a delay of payment is part of a modification.

Subsequent to the modification, the loan is not considered to be in default until payment is contractually past due in accordance with the modified terms. However, the Company may consider a loan with multiple modifications or forbearance periods to be in default, and would consider a loan to be in default if the borrower were in bankruptcy or if the loan were partially charged off subsequent to modification. Management takes into consideration all TDR modifications in determining the appropriate level of the allowance.

Note 6. Allowance for Loan and Lease Losses

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	Nine Months Ended September 30,
	2020			2019
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,695	$24,943	$147,638	$130,983	$28,837	$159,820
Impact of CECL adoption	99	1,812	1,911	—	—	—
Adjusted balance, beginning of period	122,794	26,755	149,549	130,983	28,837	159,820
Charge-offs	(2)	(15,398)	(15,400)	(1,386)	(15,010)	(16,396)
Recoveries	817	1,504	2,321	43	563	606
Provision for (recovery of) credit losses on loans	47,143	4,694	51,837	(6,673)	12,076	5,403
Balance, end of period	$170,752	$17,555	$188,307	$122,967	$26,466	$149,433

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

The allowance for loan and lease losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting probability-of-default, loss-given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term. Economic parameters are developed using available information relating to past events, current conditions, and economic forecasts. The Company’s economic forecast period reverts to a historical norm based on inputs after 24 months. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in legislation, regulation, policies, administrative practices or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for loan and lease losses, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter, we reassess the appropriateness of the economic period, the reversion period and historical mean at the portfolio segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The allowance for loan and lease losses is measured on a collective (pool) basis when similar risk characteristics exist. Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Loans that are determined to have unique risk characteristics are evaluated on an individual basis by management. If a loan is determined to be collateral dependent, or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate. The macroeconomic data used in the quantitative models are based on an economic forecast period of 24 months. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties to inform its loss drivers in the forecast. Beyond this forecast period, we revert to a historical average loss rate. This reversion to the historical average loss rate is performed on a straight-line basis over 12 months.

The portfolio segment represents the level at which a systematic methodology is applied to estimate credit losses. Smaller pools of homogenous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the portfolio segment to which factors in the qualitative scorecard include: concentration, modeling and forecast imprecision and limitations, policy and underwriting, prepayment uncertainty, external factors, nature and volume, management, and loan review. Each factor is subject to an evaluation of metrics, consistently applied, to measure adjustments needed for each reporting period.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At September 30, 2020 and December 31, 2019, the allowance for credit losses on off-balance sheet credit exposures was $12.3 million and $461,000, respectively. Included in the September 30, 2020 amount was a $12.5 million adjustment related to the adoption of CECL. We estimate expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

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

The following table presents additional information about the Company’s nonaccrual loans at September 30, 2020:

(in thousands)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$—	$—	$—
Commercial real estate	12,006	-	-
One-to-four family	563	-	16
Acquisition, development, and construction	-	-	-
Other	26,613	-	676
Total nonaccrual loans with no related allowance	$39,182	$—	$692
Nonaccrual loans with an allowance recorded:
Multi-family	$4,068	$444	$28
Commercial real estate	667	53	27
One-to-four family	1,143	199	10
Acquisition, development, and construction	-	-	-
Other	291	20	10
Total nonaccrual loans with an allowance recorded	$6,169	$716	$75
Total nonaccrual loans:
Multi-family	$4,068	$444	$28
Commercial real estate	12,673	53	27
One-to-four family	1,706	199	26
Acquisition, development, and construction	-	-	-
Other	26,904	20	686
Total nonaccrual loans	$45,351	$716	$767

The following table presents additional information about the Company’s impaired loans at December 31, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	37,669	114,636	—	39,598	2,494
Total impaired loans with no related allowance	$56,936	$143,149	$—	$54,393	$3,516
Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	1,445	4,173	116	4,111	13
Total impaired loans with an allowance recorded	$1,445	$4,173	$116	$4,111	$13
Total impaired loans:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	39,114	118,809	116	43,709	2,507
Total impaired loans	$58,381	$147,322	$116	$58,504	$3,529

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Wholesale Borrowings:
FHLB advances	$14,227,661	$13,102,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	$15,027,661	$13,902,661
Junior subordinated debentures	360,157	359,866
Subordinated notes	295,485	295,066
Total borrowed funds	$15,683,303	$14,557,593

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2020:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800,000

Subordinated Notes

At September 30, 2020 and December 31, 2019, the Company had $295.5 million and $295.1million, respectively, of fixed-to-floating rate subordinated notes outstanding:

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

Junior Subordinated Debentures

At September 30, 2020 and December 31, 2019, the Company had $360.2 million and $359.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at September 30, 2020:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$146,231	$139,880	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007(1)
New York Community Capital Trust X	1.85	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.50	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.87	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)
Total junior subordinated debentures		$360,157	$347,380

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2020		2019
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1,173	$82	$1,415	$128
Expected return on plan assets	(3,876)	-	(3,483)	—
Amortization of prior-service costs	-	(62)	—	(62)
Amortization of net actuarial loss	1,831	6	2,509	31
Net periodic (credit) expense	$(872)	$26	$441	$97

	For the Nine Months Ended September 30,
	2020		2019
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$3,519	$246	$4,245	$384
Expected return on plan assets	(11,628)	—	(10,449)	—
Amortization of prior-service costs	—	(186)	—	(187)
Amortization of net actuarial loss	5,493	18	7,526	93
Net periodic (credit) expense	$(2,616)	$78	$1,322	$290

(1)	Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $947,000 to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2020. The Company does not expect to make any contributions to its pension plan in 2020.

Note 9. Stock-Based Compensation

At September 30, 2020, the Company had a total of 11,578,219 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 2,411,345 shares of restricted stock, with an average fair value of $11.62 per share on the date of grant, during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company granted 2,022,198 shares of restricted stock, with an average fair value of $10.44 per share.

The shares of restricted stock that were granted during the nine months ended September 30, 2020 and 2019, vest over a three or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $22.8 million and $23.2 million, respectively, for the nine months ended September 30, 2020 and 2019, including $7.5 million and $7.7 million for the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,516,101	$13.31
Granted	2,411,345	11.62
Vested	(2,171,891)	14.06
Canceled	(151,345)	12.45
Unvested at end of period	6,604,210	12.47

As of September 30, 2020, unrecognized compensation cost relating to unvested restricted stock totaled $69.5 million. This amount will be recognized over a remaining weighted average period of 2.9 years.

In addition, the Company has granted a total of 864,855 Performance-Based Restricted Stock Units (“PSUs”). Included in this total are 446,181 shares granted during the nine months ended September 30, 2020, which have a performance period of January 1, 2020 to December 31, 2022 and vest on April 1, 2023, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards The Company granted 418,674 PSUs during 2019, which have a performance period of January 1, 2019 to December 31, 2021 and vest on April 1, 2022, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $863,000 and $1.8 million for the three and nine months ended September 30, 2020, respectively, and $411,000 and $689,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the Company believes it is probable that the performance conditions will be met.

During the first quarter of 2020, the Company began to match employee 401(k) plan contributions. Such expense totaled $1.5 million and $4.5 million for the three and nine months ended September 30, 2020, respectively.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,218,331	$—	$—	$1,218,331
GSE CMOs	—	1,434,665	—	—	1,434,665
Total mortgage-related debt securities	$—	$2,652,996	$—	$—	$2,652,996
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$61,984	$—	$—	$—	$61,984
GSE debentures	—	993,965	—	—	993,965
Asset-backed securities	—	532,253	—	—	532,253
Municipal bonds	—	26,857	—	—	26,857
Corporate bonds	—	876,798	—	—	876,798
Capital trust notes	—	88,891	—	—	88,891
Total other debt securities	$61,984	$2,518,764	$—	$—	$2,580,748
Total debt securities available for sale	$61,984	$5,171,760	$—	$—	$5,233,744
Equity securities:
Preferred stock	$15,291	$—	$—	$—	$15,291
Mutual funds	—	16,157	—	—	16,157
Total equity securities	$15,291	$16,157	$—	$—	$31,448
Total securities	$77,275	$5,187,917	$—	$—	$5,265,192

	Fair Value Measurements at December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,552,623	$—	$—	$1,552,623
GSE CMOs	—	1,801,112	—	—	1,801,112
Total mortgage-related debt securities	$—	$3,353,735	$—	$—	$3,353,735
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$41,839	$—	$—	$—	$41,839
GSE debentures	—	1,094,240	—	—	1,094,240
Asset-backed securities	—	373,254	—	—	373,254
Municipal bonds	—	26,892	—	—	26,892
Corporate bonds	—	867,182	—	—	867,182
Capital trust notes	—	95,915	—	—	95,915
Total other debt securities	$41,839	$2,457,483	$—	$—	$2,499,322
Total debt securities available for sale	$41,839	$5,811,218	$—	$—	$5,853,057
Equity securities:
Preferred stock	$15,414	$—	$—	$—	$15,414
Mutual funds and common stock	—	17,416	—	—	17,416
Total equity securities	$15,414	$17,416	$—	$—	$32,830
Total securities	$57,253	$5,828,634	$—	$—	$5,885,887

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2020 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$33,324	$33,324
Other assets(2)	—	—	4,162	4,162
Total	$—	$—	$37,486	$37,486

(1)	Represents the fair value of impaired loans, based on the value of the collateral.
(2)

Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity securities without readily determinable fair values.  These equity securities are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2020 and December 31, 2019:

	September 30, 2020
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,458,641	$1,458,641	$1,458,641		$—		$—
FHLB stock (1)	697,483	697,483	—		697,483		—
Loans, net	42,758,184	42,351,344	—		—		42,351,344
Financial Liabilities:
Deposits	$31,704,941	$31,748,169	$20,714,861	(2)	$11,033,308	(3)	$—
Borrowed funds	15,683,303	16,447,187	—		16,447,187		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2019
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$741,870	$741,870	$741,870		$—		$—
FHLB stock (1)	647,562	647,562	—		647,562		—
Loans, net	41,746,517	41,699,929	—		$—		41,699,929
Financial Liabilities:
Deposits	$31,657,132	$31,713,945	$17,442,274	(2)	$14,271,671	(3)	$—
Borrowed funds	14,557,593	14,882,776	—		14,882,776		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2020 and December 31, 2019.

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At September 30, 2020 and December 31, 2019, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $69.6 million and $70.1 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in thousands)	For the Three Months ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months ended September 30, 2019	For the Nine Months Ended September 30, 2019
Interest income on lease financing (1)	$13,434	$38,960	$10,149	$27,358

(1)	Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At September 30, 2020 and December 31, 2019, the carrying value of net investment in leases was $1.9 billion and $1.4 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Net investment in the lease - lease payments receivable	$1,810,625	$1,302,760
Net investment in the lease - unguaranteed residual assets	81,713	74,064
Total lease payments	$1,892,338	$1,376,824

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of September 30, 2020, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	September 30, 2020
2020	$1,887
2021	53,084
2022	210,926
2023	273,099
2024	119,165
Thereafter	1,234,177
Total lease payments	1,892,338
Plus: deferred origination costs	32,291
Less: unearned income	(121,171)
Total lease finance receivables, net	$1,803,458

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $15.4 million and $23.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Included in these amounts was $6.8 million and $7.5 million for the three months ended September 30, 2020 and September 30, 2019, respectively.  Included in the nine months ended September 30, 2019, was $11.7 million that was due to the closing of certain locations.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in thousands)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$6,766	$15,955	$7,193	$21,751
Sublease income	(32)	(54)	(18)	(83)
Total lease cost	$6,734	$15,901	$7,175	$21,668

Supplemental cash flow information related to the leases for the following periods:

(in thousands)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,766	$15,955	$7,193	$21,751

Supplemental balance sheet information related to the leases for the following periods:

(in thousands, except lease term and discount rate)	September 30, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	271,515	$286,194
Operating lease liabilities	271,499	285,991
Weighted average remaining lease term	17 years	17 years
Weighted average discount rate%	3.18%	3.23%

Maturities of lease liabilities:	September 30, 2020
(in thousands)
2020	$6,771
2021	27,050
2022	26,283
2023	25,867
2024	25,276
Thereafter	248,348
Total lease payments	359,595
Less: imputed interest	(88,096)
Total present value of lease liabilities	$271,499

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of September 30, 2020, all of the Company’s $4.3 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at September 30, 2020.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2020, the Company had a net negative exposure.

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

The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the three and nine months ended September 30, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $11.0 and $22.9 million for the three and nine months ended September 30, 2020, respectively.  For the three and nine months ended September 30, 2019, the floating rate received related to the net settlement of this interest rate swap was in excess of the fixed rate payments. As such, interest income from Mortgage and Other Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $1.1 million and 684,000 for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in thousands)	September 30, 2020
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,071,316	$71,316

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.9 billion; the cumulative basis adjustments associated with these hedging relationships was $71.3 million; and the amount of the designated hedged items was $2.0 billion.

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

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2020 and December 31, 2019:

	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000,000	$—	$—
Total derivatives designated as fair value hedging instruments	$2,000,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in thousands)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Derivative – interest rate swap:
Interest income	$(23,953)	$17,833	$10,016	$(48,338)
Hedged item – loans:
Interest income	$23,953	$(17,833)	$(10,016)	$48,338

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

Interest rate swaps with notional amounts totaling $2.3 billion and $800.0 million as of September 30, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Notional amounts	$2,250,000	$800,000
Cash collateral posted	51,778	1,185
Weighted average pay rates	1.27%	1.62%
Weighted average receive rates	0.25%	1.90%
Weighted average maturity	2.2 years	2.5 years

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the nine months ended September 30, 2020. The Company had no such derivative financial instruments during the nine months ended September 30, 2019:

(in thousands)	For the Nine Months Ended September 30, 2020
Amount of loss recognized in AOCL	$58,936
Amount of gain reclassified from AOCL to interest expense	5,973

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the nine months ended September 30, 2020 was $6.0 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $23.1 million will be reclassified to interest expense.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
•	conditions in the securities markets and real estate markets or the banking industry;
•	changes in real estate values, which could impact the value of the assets securing the loans in our portfolio;
•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;
•	any uncertainty relating to the LIBOR calculation process and the phasing out of LIBOR after 2021;
•	changes in the quality or composition of our loan or securities portfolios;
•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;
•	heightened regulatory focus on CRE concentrations;
•	changes in competitive pressures among financial institutions or from non-financial institutions;
•	changes in deposit flows and wholesale borrowing facilities;
•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;
•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;
•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;
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
•

the impact of the outcome of the most recent presidential election as well as changes in regulatory expectations relating to predictive models we use in connection with stress testing and other forecasting or in the assumptions on which such modeling and forecasting are predicated;

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

See Part II, Item 1A, Risk Factors, in our Forms 10-Q for the quarters ended March 31, and June 30, 2020 and Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2019 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in thousands)	2020	2020	2019	2020	2019
Total Stockholders’ Equity	$6,734,730	$6,693,013	$6,695,007	$6,734,730	$6,695,007
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)
Preferred stock	(502,840)	(502,840)	(502,840)	(502,840)	(502,840)
Tangible common stockholders’ equity	$3,805,511	$3,763,794	$3,765,788	$3,805,511	$3,765,788
Total Assets	$54,931,755	$54,210,416	$52,537,629	$54,931,755	$52,537,629
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)
Tangible Assets	$52,505,376	$51,784,037	$50,111,250	$52,505,376	$50,111,250
Average common stockholders’ equity	$6,219,783	$6,153,861	$6,201,970	$6,187,344	$6,152,253
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)	(2,429,487)
Average tangible common stockholders’ equity	$3,793,404	$3,727,482	$3,775,591	$3,760,965	$3,722,766
Average Assets	$54,269,399	$53,787,221	$52,257,718	$53,823,341	$51,984,879
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,426,379)	(2,426,379)	(2,429,487)
Average tangible assets	$51,843,020	$51,360,842	$49,831,339	$51,396,962	$49,555,392
Net income available to common stockholders	$107,563	$97,140	$90,839	$296,824	$269,248
GAAP MEASURES:
Return on average assets (1)	0.85%	0.78%	0.76%	0.80%	0.75%
Return on average common stockholders' equity (2)	6.92	6.31	5.86	6.40	5.84
Book value per common share	$13.43	$13.34	$13.25	$13.43	$13.25
Common stockholders’ equity to total assets	11.34	11.42	11.79	11.34	11.79
NON-GAAP MEASURES:
Return on average tangible assets (1)	0.89%	0.82%	0.80%	0.83%	0.79%
Return on average tangible common stockholders’ equity (2)	11.34	10.42	9.62	10.52	9.64
Tangible book value per common share	$8.20	$8.11	$8.06	$8.20	$8.06
Tangible common stockholders’ equity to tangible assets	7.25	7.27	7.51	7.25	7.51

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

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, a New York State-chartered savings bank, headquartered in Westbury, New York. The Bank is subject to regulation by the NYSDFS, the FDIC, and the CFPB. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock trade under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PA”.

Reflecting our growth through a series of acquisitions, the Company currently operates 236 branch locations through eight local divisions, each with a history of service and strength. In New York, we operate as Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank; in New Jersey as Garden State Community Bank; in Ohio as the Ohio Savings Bank; and as AmTrust Bank in Arizona and Florida.

Now in its 27th year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares.

Third Quarter 2020 Overview

At September 30, 2020, the Company had total assets of $54.9 billion, total loans and leases held for investment of $42.8 billion, total deposits of $31.7 billion, and total stockholders’ equity of $6.7 billion.  For the three months ended September 30, 2020, the Company reported net income of $115.8 million, up 10% compared to the $105.3 million reported for the three months ended June 30, 2020 and up 17% compared to the $99.0 million the Company reported for the three months ended September 30, 2019.  For the nine months ended September 30, 2020, net income was $321.4 million, up 9% compared to the $293.9 million reported for the nine months ended September 30, 2019.

Net income available to common shareholders for the three months ended September 30, 2020 totaled $107.6 million, up 11% compared to the $97.1 million reported for the second quarter of 2020, and up 18% compared to the $90.8 million reported for the three months ended September 30, 2019.  On a year-to-date basis, net income available to common shareholders totaled $296.8 million, up 10% compared to the $269.2 million reported  during the first nine months of 2019.

On a per share basis, the Company reported diluted EPS of $0.23 for the third quarter of 2020, up 10% compared to the $0.21 reported for the second quarter of 2020, and up 21% compared to the $0.19 reported for the third quarter of 2019.  For the first nine months of 2020, diluted EPS were $0.63, up 11% compared to diluted EPS of $0.57 for the first nine months of 2019.

The key trends in the quarter were:

Continued Double-Digit Net Interest Margin Expansion

During the third quarter of 2020, the Company experienced further double-digit improvement in the NIM. For the three months ended September 30, 2020 the NIM was 2.29%, up 11 bps compared to the prior quarter and up 30 bps compared to the third quarter of last year.  Prepayment income contributed nine bps to the third quarter NIM, unchanged compared to the contribution in the previous quarter and compared to 11 bps for the year-ago quarter.  Excluding the impact from prepayment income, the third quarter NIM, on a non-GAAP basis, would have been 2.20%, up 11 bps compared to the previous quarter and up 32 bps compared to the year-ago quarter.

The improvement during the current quarter was the result of a substantial decline in both the average cost of deposits and in the average cost of borrowed funds.  The average cost of deposits declined to 0.85% during the current third quarter, down 31 bps compared to the previous quarter and down 104 bps compared to the year-ago third quarter.  This was primarily due to lower rates on CDs.  The average cost of CDs during the third quarter was 1.52%, down 48 bps compared to the second quarter and down 93 bps compared to the third quarter of last year.  This was in keeping with the Company’s strategy to significantly reduce CD rates given the decline in market rates and the potential that interest rates will remain low for an extended period of time.  Similarly, the average cost of borrowings declined nine bps to 1.97% compared to the previous quarter and 41 bps compared to the year-ago quarter.

A Significant Decline in Loan Deferrals

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act.  These modifications were primarily full payment deferrals for an initial six-month period, with the ability to extend again at the end of the deferral period, at the Bank’s discretion.  The overwhelming majority of these deferrals were entered into during April and May of this year.  Accordingly, the majority of these deferrals were eligible to come off of their initial deferral during October and November.

Between June 30, 2020 and October 31, 2020, we had $3.1 billion of loan deferrals that were eligible to come off of their initial deferral period.  As of October 31, 2020, approximately 98% of these deferrals returned to payment status, while the remaining 2% or $69 million have come off of deferral but were still due for their first payment.  We continue to work with these borrowers, on a case-by-case basis, to provide additional assistance, if needed, in line with the CARES Act and interagency regulatory guidelines.

Ongoing Top-Line Revenue Growth

Net interest income for the three months ended September 30, 2020 totaled $281.9 million, up $16.0 million or 6% compared to the three months ended June 30, 2020, and up $46.0 million or 19% compared to the three months ended September 30, 2019.  Both the quarter-over-quarter and year-over-year increase in net interest income were driven by significantly lower levels of interest expense. Interest expense for the three months ended September 30, 2020 declined $21.0 million or 13% to $136.2 million on a linked-quarter basis, while on a year-over-year basis, it decreased $82.5 million or 38%.

Prepayment income for the three months ended September 30, 2020 was $11.6 million, up 2% compared to the previous quarter, but down 18% compared to the year-ago quarter.  Excluding the impact from prepayment income, net interest income on a non-GAAP basis would have been $270.3 million, up $15.8 million or 6% on a linked-quarter basis and up $48.5 million or 22% on a year-over-year basis.

Our Asset Quality Continues to Improve

The Company’s asset quality metrics improved during the current third quarter, reflecting the underlying strength of our loan portfolio.  NPAs at September 30, 2020 were $54.9 million compared to $63.2 million at June 30, 2020, down 13%.  This represents 0.10% of total assets compared to 0.12% of total assets in the previous quarter.  Total non-accrual mortgage loans were $18.4 million compared to $24.2 million at June 30, 2020, down 24%.  Other non-accrual loans were $26.9 million compared to $29.5 million during the previous quarter, down 9%.  Total repossessed assets were $9.5 million, unchanged from the previous quarter and down from the $12.3 million we reported at December 31, 2019.

As in prior quarters, the majority of our NPAs were composed of non-performing taxi medallion-related loans and repossessed taxi medallion-related assets.  Excluding the impact from these non-performing taxi medallion-related assets, third quarter 2020 NPAs would have been $22.9 million or 0.04% of total assets compared to $29.6 million or 0.05% of total assets at June 30, 2020.

 Recent Events

Declaration of Dividend on Common Shares

On October 27, 2020, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on November 17, 2020 to common shareholders of record as of November 7, 2020.

The CARES Act

The CARES Act was passed by Congress and signed into law on March 27, 2020, after the President declared a national emergency on March 13, 2020. It provides, among other things, money for unemployment benefits, financial aid checks to individuals and forgivable SBA loans, known as the Paycheck Protection Program (the “PPP”). This program provides loans to small businesses to keep their employees on payroll. The original funding was fully allocated by mid-April, and additional funding was made available on April 24, 2020, under the Paycheck Protection Program and Health Care Enhancement Act. The Company is a participant in the Small Business Administration Paycheck Protection Program, a loan program established to help consumers and small businesses. As of September 30, 2020, the Company funded approximately 1,300 requests totaling $117.3 million under the PPP.  These loans were designated as held for sale as of quarter end.

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

The allowance for loan and lease losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, fair value hedge accounting adjustments, and deferred fees and costs. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting probability-of-default, loss-given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term. Economic parameters are developed using available information relating to past events, current conditions, and economic forecasts. The Company’s economic forecast period reverts to a historical norm based on inputs after 24 months. Historical credit experience provides the basis for the estimation of expected credit losses, with adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in legislation, regulation, policies, administrative practices or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for loan and lease losses, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter, we reassess the appropriateness of the economic period, the reversion period and historical mean at the portfolio segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The allowance for loan and lease losses is measured on a collective (pool) basis when similar risk characteristics exist. Management believes the products within each of the entity’s portfolio classes exhibit similar risk characteristics. Loans that are determined to have unique risk characteristics are evaluated on an individual basis by management. If a loan is determined to be collateral dependent, or meets the criteria to apply the collateral dependent practical expedient, expected credit losses are determined based on the fair value of the collateral at the reporting date, less costs to sell as appropriate. The macroeconomic data used in the quantitative models are based on an economic forecast period of 24 months. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties to inform its loss drivers in the forecast. Beyond this forecast period, we revert to a historical average loss rate. This reversion to the historical average loss rate is performed on a straight-line basis over 12 months.

The portfolio segment represents the level at which a systematic methodology is applied to estimate credit losses. Smaller pools of homogenous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the portfolio segment to which factors in the qualitative scorecard include: concentration, modeling and forecast imprecision and limitations, policy and underwriting, prepayment uncertainty, external factors, nature and volume, management, and loan review. Each factor is subject to an evaluation of metrics, consistently applied, to measure adjustments needed for each reporting period.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At September 30, 2020 and December 31, 2019, the allowance for credit losses on off-balance sheet credit exposures was $12.3 million and $461,000, respectively. Included in the September 30, 2020 amount was a $12.5 million adjustment related to the adoption of CECL. We estimate expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

For the nine months ended September 30, 2020 the allowance for loan and lease losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic, specifically the resultant estimated decreases in property values. The forecast scenario includes low single digit growth of Gross Domestic Product (“GDP”), while unemployment remains elevated into the forecasted time horizon. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast which also increased our allowance for loan and lease credit losses. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

Current Expected Credit Losses

At December 31, 2019, the allowance for loan and lease losses totaled $147.6 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326. Upon adoption, we recognized an increase in the ALLL of $1.9 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. At September 30, 2020, the ALLL totaled $188.3 million, up $40.7 million compared to December 31, 2019 driven by a provision for credit losses of $51.8 million that exceeded net charge-offs by $38.8 million during the first nine months of 2020.  This increase reflects deterioration in forecasted economic conditions since the beginning of the year, arising from the COVID-19 pandemic, primarily the result of estimated decreases in property values.  To a lesser extent, the increase also reflects loan growth over the course of the year.

Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. With the adoption of CECL on January 1, 2020, we recognized a “Day 1” transition adjustment of $12.5 million. At September 30, 2020, the allowance for unfunded commitments totaled $12.3 million.

(in thousands)	Loans and Leases	Unfunded Commitments
Allowance for credit losses at December 31, 2019	$147,638	$461
CECL Day 1 transition adjustment	1,911	12,529
Nine months ended 2020 provision for (recovery of) credit losses	51,837	(645)
Nine months ended 2020 net charge-offs	(13,079)	—
Allowance for credit losses at September 30, 2020	$188,307	$12,345

See Note 6, Allowance for Loan and Lease Losses for a further discussion of our allowance for loan and lease losses and Note 1, Organization, Basis of Presentation, and Recently Adopted Accounting Standards, for a further discussion of ASU No. 2016-13.

Goodwill Impairment

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. We have significant intangible assets related to goodwill and as of September 30, 2020, we had goodwill of $2.4 billion. In connection with our acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We test our goodwill for impairment at the reporting unit level. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

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

The Company assessed the environment in the third quarter of 2020, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting unit. After consideration of the items above and the first nine months of 2020 results, the Company determined it was not more-likely-than-not that the fair value of any reporting unit was below book value as of September 30, 2020. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions, and any triggering events that may indicate an impairment of goodwill in the future.

Balance Sheet Summary

At September 30, 2020, total assets were $54.9 billion, up $1.3 billion compared to December 31, 2019.  This was due to a combination of loan growth and growth in the level of cash and cash equivalents, offset by a decline in the securities portfolio.  This growth was funded primarily through wholesale borrowings as total deposits remained relatively unchanged.  At September 30, 2020, total deposits were stable at $31.7 billion, however, the deposit mix is trending toward lower cost deposit account categories.  Borrowed funds rose $1.1 billion compared to December 31, 2019, most of which was attributable to growth in FHLB-NY advances.

Total loans and leases held for investment increased to $42.8 billion, up $935 million or 3% annualized compared to December 31, 2019 and were up $523 million or 5% annualized compared to June 30, 2020.  Loan growth in both the year-to-date and quarter-to-date periods was driven by continued growth in the multi-family portfolio and in the specialty finance portfolio, offset by a decline in the CRE portfolio.

Total securities, consisting mainly of available-for-sale securities, declined $621 million compared to December 31, 2019 but increased modestly compared to June 30, 2020.  The Company has generally refrained from meaningfully growing the securities portfolio given the currently low interest rate environment, which is expected to persist into the foreseeable future.

Total multi-family loans rose $942 million or 4% annualized compared to the balance at December 31, 2019, to $32.1 billion.  On a linked-quarter basis, total multi-family loans increased $504 million or 6% annualized compared to June 30, 2020.  Specialty finance loans and leases increased $138 million to $3.1 billion or 19% annualized compared to the second quarter of 2020.  On a year-to-date basis, specialty finance loans and leases grew $439 million or 22% annualized compared to December 31, 2019.  The CRE loan portfolio declined $197 million or 4% annualized compared to the balance at December 31, 2019 and declined $45 million or 3% annualized compared to the balance as of June 30, 2020.  Other C&I loans declined $27 million or 8% annualized to $394.3 million compared to December 31, 2019, but rose $13 million or 14% annualized compared to June 30, 2020.

Total deposits for the nine months ended September 30, 2020 were $31.7 billion.  This was relatively unchanged compared to both year-end 2019 and the quarter ended June 30, 2020.  Trends over the year exhibited a decline in CD balances, offset by increases in other, lower-cost deposit account categories.

For the nine months ended September 30, 2020, total CDs declined $3.2 billion to $11.0 billion compared to year-end 2019, including a $1.1 billion decrease during the current third quarter.  The reduction in CD balances since the beginning of the year is attributable to the Company’s strategy to significantly reduce the rates offered on its CDs, given the extraordinary decline in market interest rates since the first quarter of the year.  This decline was offset by growth in other deposit categories, including savings accounts, interest-bearing checking and money market accounts, and non-interest bearing checking accounts.

Savings accounts increased $340 million on a linked-quarter basis to $6.0 billion and they increased $1.2 billion during the first nine months of 2020.  Interest-bearing checking and money market accounts rose $553 million to $11.7 billion on a linked-quarter basis, and they rose $1.5 billion year-to-date.  Non-interest bearing accounts grew $135 million on a linked-quarter basis to $3.1 billion, and grew $624 million on a year-to-date basis.

Total borrowed funds at September 30, 2020 increased $1.1 billion to $15.7 billion, compared to the balance at December 31, 2019, and $675 million compared to June 30, 2020.  This was entirely due to an increase in wholesale borrowings, which consist of FHLB-NY advances.  Wholesale borrowings rose $1.1 billion to $15.0 billion, up 11% annualized compared to the balance at year-end 2019 and $675 million or 19% annualized compared to the second quarter of 2020.

Total stockholders’ equity at September 30, 2020 was $6.7 billion, relatively unchanged compared to year-end 2019 and up $42 million compared to second-quarter 2020.  Book value per common share was $13.43 at September 30, 2020, compared to $13.34 at June 30, 2020 and to $13.29 at December 31, 2019.  Common stockholders’ equity to total assets was 11.34% at September 30, 2020 compared to 11.42% at June 30, 2020 and 11.57% at December 31, 2019.

On a tangible basis, excluding goodwill of $2.4 billion, tangible book value per common share was $8.20 at September 30, 2020 compared to $8.11 at June 30, 2020 and $8.09 at December 31, 2019.  Tangible common stockholders’ equity to tangible assets was 7.25% at September 30, 2020 compared to 7.27% at June 30, 2020 and 7.39% at December 31, 2019.

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

During the third quarter of 2020, the Company originated $3.0 billion of loans and leases held for investment, down 9% on a linked-quarter basis and up 31% on a year-over-year basis.  Third quarter 2020 originations exceeded the previous quarter’s pipeline by $800 million.  The linked-quarter decline was due to a 13% drop in multi-family originations and a 16% decline in specialty finance originations, while the year-over-year improvement was driven by a 78% increase in multi-family originations, partially offset by an 8% decrease in specialty finance originations and a 45% decline in CRE originations.

For the nine months ended September 30, 2020, total loans and leases originated for investment increased $1.7 billion or 23% compared to the nine months ended September 30, 2019.  Year-to-date originations were driven by multi-family originations, up $2 billion or 49% and specialty finance originations, up $247 million or 12%.  All other major loan segments declined.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
(in thousands)
Mortgage Loans Originated for Investment:
Multi-family	$2,104,809	$2,413,257	$1,180,054	$5,935,285	$3,990,064
Commercial real estate	169,536	89,975	309,314	451,162	899,438
One-to-four family residential	—	18,090	20,745	45,286	25,508
Acquisition, development, and construction	19,309	535	36,961	24,752	58,227
Total mortgage loans originated for investment	2,293,654	2,521,857	1,547,074	6,456,485	4,973,237
Other Loans Originated for Investment:
Specialty Finance	589,970	700,010	637,843	2,247,373	2,000,799
Other commercial and industrial	93,023	57,177	93,905	272,586	303,030
Other	845	826	1,343	2,596	3,493
Total other loans originated for investment	683,838	758,013	733,091	2,522,555	2,307,322
Total Loans Originated for Investment	$2,977,492	$3,279,870	$2,280,165	$8,979,040	$7,280,559

The Company also originated $119.2 million of PPP loans during the nine months ended September 30, 2020. At September 30, 2020, all of these loans were classified as “Held-for-Sale”.

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

At September 30, 2020 multi-family loans represented $32.1 billion, or 75%, of total loans and leases held for investment reflecting a $942 million increase from the balance at December 31, 2019. The average multi-family loan had a principal balance of $6.6 million at the end of the current third quarter and an average weighted life of 2.0 years.

The majority of our multi-family loans were secured by rental apartment buildings. In addition, at September 30, 2020, 78.4% of our multi-family loans were secured by buildings in the metro New York City area and 3.1% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states served by our retail branch offices.

In addition, $19.1 billion or 60% of the Company’s total multi-family portfolio is secured by properties in New York State and subject to rent regulation laws. The weighted average LTV of the rent regulated multi-family portfolio was 53.84% as of September 30, 2020 compared to 57.38% for the overall multi-family portfolio or 354 basis points lower.

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

Commercial Real Estate Loans

CRE loans represented $6.9 billion, or 16%, of total loans and leases held for investment at the end of the current third quarter, a $197 million decrease from the balance at December 31, 2019. At September 30, 2020, the average CRE loan had a principal balance of $6.7 million and the average weighted life was 2.3 years.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At September 30, 2020, 85.2% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.3% of the properties securing our CRE credits, and properties located in all other states accounted for 12.5%, combined.

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

Specialty Finance Loans and Leases

At September 30, 2020, specialty finance loans and leases totaled $3.1 billion of total loans and leases held for investment, up $439 million compared to December 31, 2019, representing 7.1% of total held-for-investment loans.

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

C&I Loans

At September 30, 2020, C&I loans totaled $394.3 million compared to $421.0 million at December 31, 2019. Included in the quarter-end balance were taxi medallion-related loans of $31.2 million, representing 0.1% of total held-for-investment loans at September 30, 2020.

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

Acquisition, Development, and Construction Loans

ADC loans declined to $86.0 million at September 30, 2020 compared to $200.6 million at December 31, 2019, representing 0.20% of total held-for-investment loans at the current third-quarter end. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion.  .

One-to-Four Family Loans

At September 30, 2020, one-to-four family loans held for investment decreased to $274.1 million, representing 0.64% of total loans held for investment at that date.

Other Loans

At September 30, 2020, other loans totaled $6.5 million and consisted primarily of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Commercial Credit Committee and the Mortgage and Real Estate and Credit Committees of the Board, and the Board of Directors of the Bank.

C&I loans less than or equal to $3.0 million are approved by the joint authority of lending officers. C&I loans in excess of $3.0 million and all multi-family, CRE, ADC, and Specialty Finance loans regardless of amount are required to be presented to the Management Credit Committee for approval. Multi-family, CRE, and C&I loans in excess of $5.0 million and Specialty Finance in excess of $15.0 million are also required to be presented to the Commercial Credit Committee and the Mortgage and Real Estate Committee of the Board, as applicable so that the Committees can review the loan’s associated risks. The Commercial Credit and Mortgage and Real Estate Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

All mortgage loans in excess of $50.0 million, specialty finance loans in excess of $15.0 million and all other C&I loans in excess of $5.0 million require approval by the Mortgage and Real Estate Committee or the Credit Committee of the Board, as applicable.

In addition, all loans of $20.0 million or more originated by the Bank continue to be reported to the Board of Directors.

At September 30, 2020, the largest mortgage loan in our portfolio was a $329.0 million multi-family loan originated by the Bank on May 8, 2018 that is collateralized by six properties in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2020:

	At September 30, 2020
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,753,220	24.15%	$3,261,423	47.37%
Brooklyn	5,901,937	18.39%	511,257	7.42%
Bronx	3,943,355	12.28%	157,439	2.28%
Queens	2,697,480	8.40%	569,752	8.28%
Staten Island	129,962	0.41%	50,846	0.74%
Total New York City	$20,425,954	63.63%	$4,550,717	66.09%
New Jersey	4,116,308	12.82%	571,836	8.31%
Long Island	635,087	1.98%	744,725	10.82%
Total Metro New York	$25,177,349	78.43%	$5,867,278	85.22%
Other New York State	995,674	3.10%	157,496	2.29%
All other states	5,927,258	18.47%	859,893	12.49%
Total	$32,100,281	100.00%	$6,884,667	100.00%

At September 30, 2020, the largest concentration of ADC loans held for investment was located in Metro New York, with a total of $69.2 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Outstanding Loan Commitments

At September 30, 2020, we had outstanding loan commitments of $2.7 billion, as compared to $2.0 billion from the level at December 31, 2019.

Multi-family, CRE, ADC and 1-4 family loans together represented $660.4 million of held-for-investment loan commitments at the end of the quarter, while other loans represented $2.1 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $1.5 billion and commitments to originate other C&I loans of $546.4 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $389.7 million at September 30, 2020, a $120.2 million decrease from the volume at December 31, 2019. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Performing Loans and Repossessed Assets

NPAs at September 30, 2020 were $54.9 million, down 13% compared to the level at June 30, 2020 or 0.10% of total assets compared to 0.12% of total assets at the end of the second quarter of 2020.

Total NPLs at September 30, 2020 were $45.4 million, down $8.3 million or 16% compared to June 30, 2020.  This translates into 0.11% of total loans compared to 0.13% at June 30, 2020.  Included in the third quarter total was $24.4 million of non-accrual taxi medallion-related loans compared to $26.0 million at June 30, 2020.

Total repossessed assets at the end of the third quarter of 2020 were $9.5 million, unchanged compared to the amount at the end of the second quarter of 2020.  At both September 30, 2020 and June 30, 2020, repossessed assets included $7.6 million of repossessed taxi medallions.  At September 30, 2020, the Company’s remaining taxi medallion-related assets totaled $38.8 million, down $1.6 million or 4% compared to June 30, 2020.

For the three months ended September 30, 2020, the Company reported a net recovery of $901,000 compared to net charge-offs of $3.8 million or 0.01% of average loans in the previous quarter.  Included in the September 30, 2020 results was a $1.2 million recovery on previously charged off taxi medallion loans compared to $3.0 million in net charge-offs at June 30, 2020.

For the nine months ended September 30, 2020, net charge-offs totaled $13.1 million or 0.03% of average loans compared to $15.8 million or 0.04% of average loans for the nine months ended September 30, 2019.  Included in the net charge-off amounts for the nine months ended September 30, 2020 and 2019, net charge-off amounts were $8.6 million and $6.8 million, respectively, of taxi medallion-related charge-offs.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2019 to September 30, 2020:

			Change from December 31, 2019 to September 30, 2020
(dollars in thousands)	September 30, 2020	December 31, 2019	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$4,068	$5,407	$(1,339)	-25%
Commercial real estate	12,673	14,830	(2,157)	-15%
One-to-four family	1,706	1,730	(24)	-1%
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	18,447	21,967	(3,520)	-16%
Non-accrual other loans (1)	26,904	39,276	(12,372)	-32%
Total non-performing loans	$45,351	$61,243	$(15,892)	-26%

(1)	Includes $24.4 million and $30.4 million of non-accrual taxi medallion-related loans at September 30, 2020 and December 31, 2019, respectively.

The following table sets forth the changes in non-performing loans over the nine months ended September 30, 2020:

(in thousands)
Balance at December 31, 2019	$61,243
New non-accrual	10,696
Charge-offs	(15,107)
Transferred to repossessed assets	(166)
Loan payoffs, including dispositions and principal pay-downs	(9,499)
Restored to performing status	(1,816)
Balance at September 30, 2020	$45,351

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At September 30, 2020 and December 31, 2019, all of our non-performing loans were non-accrual loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2020. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2019 to September 30, 2020:

			Change from December 31, 2019 to September 30, 2020
(dollars in thousands)	September 30, 2020	December 31, 2019	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$378	$1,131	$(753)	-67%
Commercial real estate	2,617	2,545	72	3%
One-to-four family	2,078	—	2,078	NM
Acquisition, development, and construction	—	—	—	—
Other loans (1)	56	44	12	27%
Total loans 30-89 days past due	$5,129	$3,720	$1,409	38%

(1)	Does not include any past due taxi medallion-related loans at September 30, 2020 and December 31, 2019.

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

At September 30, 2020, our three largest non-performing loans were one CRE loan with a balance of $9.8 million, one C&I loan with a balance of $2.0 million, and a multi-family loan with a balance of $1.8 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At September 30, 2020, non-accrual TDRs included taxi medallion-related loans with a combined balance of $23.0 million.

At September 30, 2020, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $26.9 million; loans in connection with which forbearance agreements were reached totaled $15.0 million at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured CRE loans, was 100%. The success rates for restructured one-to-four family and other loans were 33% and 18%, respectively, at September 30, 2020.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the nine months ended September 30, 2020:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2019	$1,254	$39,245	$40,499
New TDRs	15,119	5,910	21,029
Charge-offs		(12,698)	(12,698)
Loan payoffs, including dispositions and principal pay-downs	(468)	(6,459)	(6,927)
Balance at September 30, 2020	$15,905	$25,998	$41,903

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2020, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at the end of the current quarter that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

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

Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration or (B) December 31, 2020.

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act and interagency regulatory guidance.  These modifications were primarily full payment deferrals for an initial six month period, with the ability to extend again at the end of the deferral period, at the Bank’s discretion.  Most of these deferrals were entered into during April and May, and were therefore, they were eligible to come off of their deferral period beginning in the fourth quarter of 2020.  Accordingly, at September 30, 2020, there were no material changes in the level of loan deferrals.  As of September 30, 2020, multi-family and CRE full payment deferrals totaled $5.8 billion or 13.5% of their respective portfolios, compared to $5.9 billion, or 15.5% of their respective portfolios as of June 30, 2020.

Between June 30, 2020 and October 31, 2020, the Company had $3.1 billion of loan deferrals eligible to come off of their deferral period.  As of October 31, 2020, 98% of these deferrals returned to payment status, while the remaining 2% or $48 million have come off deferral but are still due for their first payment.  We continue to work with these borrowers on a case-by-case basis to provide additional assistance, if needed, in line with regulatory guidance and the CARES Act.

Total multi-family and CRE full payment deferrals declined 48% to $3.1 billion compared to $5.9 billion at June 30, 2020.  This represents 8.0% of their respective portfolios compared to 15.5%.  Going forward, we have an additional $3.1 billion of loan deferrals eligible to come off of their deferral periods, $2.9 billion of which are scheduled to do so in November 2020.

The following tables reflect, as of October 22, 2020, the aggregate amount of deferred multi-family and CRE loans by various category.

	Total Deferred	Total Portfolio	Deferred as a% of Total Portfolio
(in millions)
Multi-family	$1,929.6	$32,029.1	6.0%
CRE	1,181.6	6,884.8	17.2%
Total	$3,111.1	$38,913.9	8.0%

	Amount in Deferral	Outstanding Balance	Deferred as a% of Outstanding Balance	Weighted- Average LTV
(in millions)
Multi-family	$1,929.6	$32,029.1	6.0%	58.20%
CRE:
Office	$800.7	$3,426.8	23.4%	52.1%
Retail	189.8	1,718.5	11.0%	59.9%
Mixed use	57.7	701.0	8.2%	44.4%
Condo/ Co-op	81.4	264.4	30.8%	43.8%
Industrial	41.7	298.1	14.0%	55.4%
Other	10.2	476.0	2.1%	51.3%
Sub-total CRE	$1,181.6	$6,884.8	17.2%	52.5%
Total multi-family and CRE	$3,111.1	$38,913.9	8.0%	56.0%

Note: there were no material changes to loan deferrals from October 22nd to October 31st.

Additionally, the allowance for credit losses on accrued interest receivable on loans, including loans in the deferral program, was $943,000, as of September 30, 2020.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for loan and lease losses, our non-performing assets, and our 30 to 89 days past due loans at September 30, 2020 and December 31, 2019.

(dollars in thousands)	At or For the Nine Months Ended September 30, 2020	At or For the Year Ended December 31, 2019
Allowance for Loan and Lease Losses:
Balance at beginning of period	$147,638	$159,820
CECL day 1 transition adjustment	1,911	—
Provision for loan losses	51,837	7,105
Charge-offs:
Multi-family	—	(659)
Commercial real estate	—	—
One-to-four family residential	2	(954)
Acquisition, development, and construction	—	—
Other loans	15,398	(18,694)
Total charge-offs	15,400	(20,307)
Recoveries:
Multi-family	—	—
Commercial real estate	755	—
One-to-four family residential	—	—
Acquisition, development, and construction	62	61
Other loans	1,504	959
Total recoveries	2,321	1,020
Net charge-offs	13,079	(19,287)
Balance at end of period	$188,307	$147,638
Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$4,068	$5,407
Commercial real estate	12,673	14,830
One-to-four family residential	1,706	1,730
Acquisition, development, and construction	—	—
Total non-accrual mortgage loans	18,447	21,967
Other non-accrual loans	26,904	39,276
Total non-performing loans	$45,351	$61,243
Repossessed assets (1)	9,526	12,268
Total non-performing assets	$54,877	$73,511
Asset Quality Measures:
Non-performing loans to total loans	0.11%	0.15%
Non-performing assets to total assets	0.10	0.14
Allowance for loan and lease losses to non-performing loans	415.22	241.07
Allowance for loan and lease losses to total loans	0.44	0.35
Net charge-offs during the period to average loans outstanding during the period	0.03	0.05
Loans 30-89 Days Past Due:
Multi-family	$378	$1,131
Commercial real estate	2,617	2,545
One-to-four family residential	2,078	—
Acquisition, development, and construction	-	—
Other loans	56	44
Total loans 30-89 days past due	$5,129	$3,720

(1)	Includes $7.6 million and $10.3 million of repossessed taxi medallions at September 30, 2020 and December 31, 2019, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at September 30, 2020:

(in thousands)
New York	$42,046
New Jersey	2,293
All other states	1,012
Total non-performing loans	$45,351

Securities

At September 30, 2020, total securities were down $620.7 million compared to $5.9 billion at December 31, 2019 as our securities purchases have been limited due to the low interest rate environment. At September 30, 2020, securities represented 9.6% of total assets compared to 11.0% at December 31, 2019. At September 30, 2020, 33% of the securities portfolio was tied to floating rates.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At September 30, 2020 and December 31, 2019, the Bank held FHLB-NY stock in the amount of $697.5 million and $647.6 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled 8.9 million and $9.2 million, respectively, in the three months ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, dividends from the FHLB-NY totaled $27.8 million and $30.0 million respectively.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $14.0 million to $1.2 billion at September 30, 2020 compared to $1.1 billion at December 31, 2019.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both September 30, 2020 and December 31, 2019. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $8.1 billion in the nine months ended September 30, 2020, up $1.5 billion from the $6.6 billion recorded in the year-earlier nine months. Cash flows from the repayment and sales of securities totaled $2.1 billion and $1.9 billion, respectively, in the corresponding periods, while purchases of securities totaled $1.5 billion and $2.1 billion, respectively.

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

At September 30, 2020, our deposits totaled $31.7 billion, up $47.8 million compared to the level at December 31, 2019. At the end of the current third quarter, total deposits represented 57.7% of total assets, while CDs represented 34.7% of our total deposits.

Included in the September 30, 2020 balance of deposits were business institutional deposits of $1.1 billion and municipal deposits of $726.0 million, as compared to $1.1 billion and $990.2 million, respectively, at December 31, 2019. Brokered deposits rose $39.7 million during the third quarter of the year to $5.3 billion, reflecting a $147.9 million increase in brokered money market accounts to $2.8 billion and a $404.3 million decrease in brokered CDs to $1.2 billion. In addition, at September 30, 2020, we had $1.4 billion of brokered interest bearing checking accounts, an increase of $296.1 million from December 31, 2019. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures. As of September 30, 2020, the balance of borrowed funds increased $1.1 billion from year-end 2019 to $15.7 billion, representing 28.6% of total assets, at that date. The majority of the increase was related to a greater level of wholesale borrowings. Wholesale borrowings rose $1.1 billion from the year-end 2019 amount to $15.0 billion. FHLB-NY advances increased $1.1 billion since December 31, 2019, to $14.2 billion, while the balance of repurchase agreements was $800.0 million at September 30, 2020, unchanged from the balance at December 31, 2019.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At September 30, 2020, the balance of subordinated notes was $295.5 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $360.2 million at September 30, 2020, comparable to the balance at December 31, 2019.

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

Market and Interest Rate Risk

As a financial institution, we are focused on reducing our exposure to interest rate volatility. Changes in interest rates pose one of the greatest challenges to our financial performance, as such changes can have a significant impact on the level of income and expense recorded on a large portion of our interest-earning assets and interest-bearing liabilities, and on the market value of all interest-earning assets, other than those possessing a short term to maturity. To reduce our exposure to changing rates, the Boards of Directors and management monitor interest rate sensitivity on a regular or as needed basis so that adjustments to the asset and liability mix can be made when deemed appropriate.

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

We manage our interest rate risk by taking the following actions: (1) We have continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We have continued the origination of certain C&I loans that feature floating interest rates; (3) We replace maturing wholesale borrowings with longer term borrowings; and (4) In 2019, we entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans.

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

At September 30, 2020, our one-year gap was a negative 5.46%, compared to a negative 6.92% at June 30, 2020 and a negative 12.31% at December 31, 2019. The change in our one-year gap from December 31, 2019, primarily reflects a decrease in CDs and borrowings maturing within one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2020 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2020 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 25.25% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 19.87% and 11.95% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 77% for the first five years and 23% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 88% for the first five years and 12% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 94% for the first five years and 6% for years six through ten.

	At September 30, 2020
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,783,175	$9,471,068	$15,909,341	$8,460,572	$2,159,712	$—	$42,783,868
Mortgage-related securities (2)(3)	370,247	430,805	781,492	369,304	478,362	222,787	2,652,997
Other securities (2)	1,860,438	264,557	30,802	38,575	312,923	770,936	3,278,231
Interest-earning cash and cash equivalents	1,317,779	-	-	-	-	-	1,317,779
Total interest-earning assets	10,331,639	10,166,430	16,721,635	8,868,451	2,950,997	993,723	50,032,875
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	6,970,894	1,037,662	1,748,974	892,705	1,043,747	-	11,693,982
Savings accounts	2,090,294	1,118,148	796,290	560,023	1,400,226	-	5,964,981
Certificates of deposit	5,442,628	4,997,871	360,169	189,197	215	-	10,990,080
Borrowed funds	1,188,926	650,000	5,122,661	300,000	8,280,000	141,716	15,683,303
Total interest-bearing liabilities	15,692,742	7,803,681	8,028,094	1,941,925	10,724,188	141,716	44,332,346
Interest rate sensitivity gap per period (4)	$(5,361,103)	$2,362,749	$8,693,541	$6,926,526	$(7,773,191)	$852,007	$5,700,529
Cumulative interest rate sensitivity gap	$(5,361,103)	$(2,998,354)	$5,695,187	$12,621,713	$4,848,522	$5,700,529
Cumulative interest rate sensitivity gap as a percentage of total assets	-9.76%	-5.46%	10.37%	22.98%	8.83%	10.38%
Cumulative net interest- earning assets as a percentage of net interest- bearing liabilities	65.84%	87.24%	118.07%	137.71%	110.97%	112.86%

(1)	For the purpose of the gap analysis, loans held for sale, non-performing loans and the allowances for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

Prepayment and deposit decay rates can have a significant impact on our estimated gap. While we believe our assumptions to be reasonable, there can be no assurance that the assumed prepayment and decay rates will approximate actual future loan and securities prepayments and deposit withdrawal activity.

To validate our prepayment assumptions for our multi-family and CRE loan portfolios, we perform a quarterly analysis, during which we review our historical prepayment rates and compare them to our projected prepayment rates. We continually review the actual prepayment rates to ensure that our projections are as accurate as possible, since prepayments on these types of loans are not as closely correlated to changes in interest rates as prepayments on one-to-four family loans tend to be. In addition, we review the call provisions, if any, in our borrowings and investment portfolios and, on a monthly basis, compare the actual calls to our projected calls to ensure that our projections are reasonable.

As of September 30, 2020, the impact of a 100 bp decline in market interest rates for our loans would have had very little impact on prepayment speeds due to the current low interest rates and current coupons being floored at base rates. The impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 5.18% per annum.

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

Based on the information and assumptions in effect at September 30, 2020, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Economic Value of Equity
+100	0.12%
+200	-8.68%

(1)	The impact of a 100 bp and a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at September 30, 2020, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	-1.11%
+200	-3.14%

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of a 100 bp and a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2020, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 7.35% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 4.63% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.5 billion and $741.9 million, respectively, at September 30, 2020 and December 31, 2019. As in the past, our portfolios of loans and securities provided liquidity in the first nine months of the year, with cash flows from the repayment and sale of loans totaling $8.1 billion and cash flows from the repayment and sale of securities totaling $2.1 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2020, our available borrowing capacity with the FHLB-NY was $7.3 billion. In addition, the Company had $5.2 billion of available-for-sale securities, at that date, of which $3.9 billion was unencumbered.

Furthermore, the Bank has an agreement with the FRB-NY that enables it to access the discount window as a further means of enhancing liquidity if need be. In connection with the agreement, the Bank has pledged certain loans and securities to collateralize any funds that may be borrowed. At September 30, 2020, the maximum amount the Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings outstanding at that date.

Our primary investing activity is loan production. In the first nine months of 2020, the volume of loans originated for investment was $3.0 billion. During this time, the net cash used in investing activities totaled $375.7 million. Our operating activities provided net cash of $240.1 million, while the net cash provided by our financing activities totaled $852.3 million.

CDs due to mature in one year or less as of September 30, 2020 totaled $10.4 billion, representing 95% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

In the nine months ended September 30, 2020, the Bank paid dividends totaling $285.0 million to the Parent Company, leaving $197.4 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at September 30, 2020 included $150.1 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of September 30, 2020, the Company has repurchased a total of 28.9 million shares at an average price of $9.63 or an aggregate purchase price of $278.1 million, leaving $16.9 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $7.9 million from the balance at the end of last year and $2.9 million from the year-ago quarter to $24.9 million at September 30, 2020. The year-to-date decrease was primarily the result of a $42.3 million change in the net unrealized gain (loss) on available-for-sale securities, net of tax, and a $38.4 million change in the net unrealized loss on cash flow hedges, net of tax, to $37.5 million.

Regulatory Capital

On September 30, 2020, as part of the response to the COVID-19 pandemic, the Federal Banking Agencies announced a final rule (“2020 CECL Final Rule”) that provides banking organizations, as an alternative to the 2018 CECL Transition Election, an optional five-year transition period to phase in the impact of CECL on regulatory capital (the “2020 CECL Transition Election”). The 2020 CECL Final Rule became effective as of September 30, 2020 and is consistent with a prior interim final rule promulgated by the Federal Banking Agencies that became effective on March 31, 2020.

Pursuant to the 2020 CECL Final Rule, banking organizations may elect to delay the estimated impact of CECL on regulatory capital and then phase in the estimated cumulative impact of the initial two-year delay over the next three years. The estimated cumulative impact of CECL, which will be phased in during the three-year transition period, includes the after-tax impact of adopting the CECL standard and the estimated impact of CECL in the initial two years thereafter. The 2020 CECL Final Rule introduced a uniform “scaling factor” of 25% for estimating the impact of CECL during the initial two years. The 25% “scaling factor” is an approximation of the impact of differences in credit loss allowances reflected under the CECL standard versus the incurred loss methodology. The Company has elected to delay the estimated impact of CECL on regulatory capital.

At September 30, 2020, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At September 30, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,853,558	9.69%	$4,356,398	10.96%	$5,176,530	13.02%	$4,356,398	8.43%
Minimum for capital adequacy purposes	1,789,339	4.50	2,385,785	6.00	3,181,047	8.00	2,066,917	4.00
Excess	$2,064,219	5.19%	$1,970,613	4.96%	$1,995,483	5.02%	$2,289,481	4.43%

At September 30, 2020, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 502 bp and the fully-phased in capital conservation buffer by 252 bp.

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At September 30, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,858,492	12.22%	$4,858,492	12.22%	$5,035,759	12.67%	$4,858,492	9.40%
Minimum for capital adequacy purposes	1,788,595	4.50	2,384,794	6.00	3,179,725	8.00	2,067,042	4.00
Excess	$3,069,897	7.72%	$2,473,698	6.22%	$1,856,034	4.67%	$2,791,450	5.40%

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended September 30, 2020

Net income for the three months ended September 30, 2020 was $115.8 million, up 10% compared to the $105.3 million we reported for the three months ended June 30, 2020, and up 17% compared to the $99.0 million we reported in the year-ago third quarter .  Net income available to common shareholders for the three months ended September 30, 2020 totaled $107.6 million, up 11% compared to $97.1 million for the second quarter of 2020  and was up 18% compared to the $90.8 million reported in the third quarter of 2019 .  On a per share basis, the Company reported diluted EPS of $0.23 for the third quarter of 2020, up 10% compared to the $0.21 reported for the second quarter of 2020.

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

Linked-Quarter and Year-Over-Year Comparison

Both the year-over-year and sequential improvement in our net interest income was primarily attributable to a decrease in the Company’s cost of funds, leading to a lower level of interest expense. The decrease in funding costs is a result of the FOMC lowering its federal funds target rate three times during 2019 and lowering it again, during March 2020, to near zero. This was slightly offset by lower yields on our loan portfolio and in the securities portfolio.

Details of the increase in net interest income follow:

•

Interest income of $418.0 million declined 1% compared to the previous quarter and declined 8% compared to the year-ago quarter.  Interest income on mortgage and other loans and leases was $380.3 million, down 0.4% on a linked-quarter basis and down 3% on a year-over-year basis.  Interest income on securities and money market instruments totaled $37.7 million, down 8% compared to the previous quarter and down 40% compared to the year-ago quarter.

•

The decline in interest income on loans was the result of lower yields on our loans on both a sequential and year-over-year basis, while average loan balances increased over the same time periods.  The decline in interest income on securities on a sequential and year-over-year basis was due to both lower yields and lower balances.

•

Interest expense totaled $136.2 million, down 13% on a linked quarter basis and down 38% on a year-over-year basis.  This was largely due to a decline in our cost of deposits, and to a lesser extent, our cost of borrowings.  The cost of interest-bearing deposits declined significantly on both a linked-quarter and year-over-year basis, while the average balance remained relatively unchanged.  Most of the decline was in the average cost of CDs.  The average cost of borrowings also declined given the drop in market interest rates, while the average balances increased modestly on a year-over-year basis and remained relatively flat sequentially.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.29%, the margin was 11 bps higher than the trailing-quarter measure and 30 bps higher than the margin recorded in the third quarter of last year.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and net interest margin in the periods noted:

	For the Three Months Ended						September 30, 2020 compared to
	September 30,		June 30,		September 30,		June 30,		September 30,
	2020		2020		2019		2020		2019
(dollars in thousands)
Total Interest Income	$418,049		$423,075		$454,551		-1%		-8%
Prepayment Income:
Loans	$11,279		$11,098		$12,279		2%		-8%
Securities	355		314		1,866		13%		-81%
Total prepayment income	$11,634		$11,412		$14,145		2%		-18%
GAAP Net Interest Margin%	2.29%		2.18%		1.99%		11	bp	30	bp
Less:
Prepayment income from loans	9	bp	9	bp	10	bp	0	bp	-1	bp
Prepayment income from securities	—		—		1		0	bp	-1	bp
Total prepayment income contribution to and subordinated debt impact on net interest margin	9	bp	9	bp	11	bp	0	bp	-2	bp
Adjusted Net Interest Margin (non-GAAP) (1)	2.20%		2.09%		1.88%		11	bp	32	bp

(1)	“Adjusted net interest margin” is a non-GAAP financial measure as more fully discussed below.

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

Net Interest Income Analysis

(unaudited)

	For the Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/Cost
(dollars in thousands)
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$42,302,113	$380,337	3.60%	$41,852,839	$381,884	3.65%	$40,756,495	$391,920	3.84%
Securities (2)(3)	5,747,423	37,398	2.60%	5,920,536	40,973	2.77	6,324,588	59,785	3.78
Interest-earning cash and cash equivalents	1,224,114	314	0.10%	856,238	218	0.10	511,730	2,846	2.21
Total interest-earning assets	49,273,650	$418,049	3.39%	48,629,613	423,075	3.48	47,592,813	454,551	3.82
Non-interest-earning assets	4,995,749			5,157,608			4,664,905
Total assets	$54,269,399			$53,787,221			$52,257,718
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$11,231,509	$9,328	0.33%	$10,540,243	$10,059	0.38%	$10,263,331	$42,465	1.64%
Savings accounts	5,755,035	7,593	0.52%	5,336,234	8,208	0.62	4,747,843	9,326	0.78
Certificates of deposit	11,654,094	44,481	1.52%	13,134,732	65,233	2.00	14,093,146	86,934	2.45
Total interest-bearing deposits	28,640,638	61,402	0.85%	29,011,209	83,500	1.16	29,104,320	138,725	1.89
Borrowed funds	15,138,875	74,761	1.97%	14,402,886	73,703	2.06	13,325,104	79,911	2.38
Total interest-bearing liabilities	43,779,513	136,163	1.24%	43,414,095	157,203	1.46	42,429,424	218,636	2.04
Non-interest-bearing deposits	2,992,018			3,040,046			2,491,796
Other liabilities	775,245			676,379			631,688
Total liabilities	47,546,776			47,130,520			45,552,908
Stockholders’ equity	6,722,623			6,656,701			6,704,810
Total liabilities and stockholders’ equity	$54,269,399			$53,787,221			$52,257,718
Net interest income/interest rate spread			2.15%		$265,872	2.02%		$235,915	1.78%
Net interest margin		$281,886	2.29%			2.18%			1.99%
Ratio of interest-earning assets to interest-bearing liabilities			1.13			1.12			1.12x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan and lease losses, and include loans held for sale and non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

Provision for Credit Losses

During the third quarter of 2020, the provision for credit losses was $13.0 million compared to $17.6 million during the second quarter and compared to $4.8 million for the three months ended September 30, 2019.  The provision for credit losses for the first three quarters of 2020 were calculated using the CECL methodology, while the year-ago provision for credit losses was calculated using the “incurred loss” methodology.  The CECL methodology reflects the impact of a deterioration in forecasted, future economic conditions due to the COVID-19 pandemic.

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

For the three months ended September 30, 2020, total non-interest income was $13.8 million, down 10% and 44%, respectively, compared to the previous and year-ago amounts of $15.4 million and $24.4 million, respectively.  Third quarter results reflect a rebound in retail banking income, offset by lower BOLI income.  Additionally, the current third quarter included a net loss on securities of $284,000 compared to gains in the previous and year-ago quarters.  Results for the third quarter of 2019 included a $7.9 million gain on sale of a branch property in Florida.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Three Months Ended
(in thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Fee income	$5,240	$3,723	$7,580
BOLI income	7,566	9,503	6,791
Net (loss) gain on securities	(284)	887	275
Other income:
Third-party investment product sales	1,080	916	1,121
Other	166	351	8,619
Total other income	1,246	1,267	9,740
Total non-interest income	$13,768	$15,380	$24,386

Non-Interest Expense

   Total non-interest expense for the three months ended September 30, 2020 was $128.5 million, up 4% compared to the previous and year-ago quarters.  Most of the increase during the current third quarter was related to systems conversion-related expenses during the quarter, as well as higher COVID-19-related costs as many of our branches reopened during the quarter and 25% of our back-office personnel returned to their offices.  This was partially offset by a quarter-over-quarter and year-over-year decline in compensation and benefits expense.  The efficiency ratio in the third quarter of 2020 was 43.47%, down slightly compared to the previous quarter and compared to 47.37% compared to the year-ago third quarter.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 totaled $38.4 million, or up 10% compared to the three months ended June 30, 2020 and up 16% compared to the three months ended September 30, 2019.  The effective tax rate for the current third quarter was 24.89% compared to an effective tax rate of 24.80% for the previous quarter and 25.09% in the year-ago third quarter.

Earnings Summary For The Nine Months Ended September 30, 2020

In the first nine months of 2020, the Company reported net income of $321.4 million, up 9% compared to the $293.9 million reported for the first nine months of 2019.  Net income available to common shareholders for the nine months ended September 30, 2020 was $296.8 million, up 10% compared to the $269.2 million for the nine months ended September 30, 2019.  On a per share basis, the Company reported diluted EPS of $0.63 for the first nine months of 2020, up 11% compared to the $0.57 reported for the first nine months of 2019.

Net Interest Income

For the nine months ended September 30, 2020, net interest income totaled $792.2 million, up 11% compared to the net interest income we reported for the nine months ended September 30, 2019.  As with the three-month improvement, the improvement in the nine months net interest income amount was primarily due to lower interest expense driven by a lower cost of funds.

•

Interest income of $1.3 billion declined 5% compared to the first nine months of 2019.  Interest income on loans and leases of $1.2 billion was relatively unchanged compared to the first nine months of last year, while interest income on securities and money market investments declined $67.1 million or 34% to $128.0 million compared to the first nine months of last year.

•

Interest expense for the first nine months of 2020 declined $149.6 million or 23% to $489.9 million.  This was driven by lower deposit costs as interest expense on deposits declined $140.1 million or 35% to $262.0 million, as the average cost of interest-bearing deposits declined 65 bps to 1.21%, while the average balance remained relatively unchanged.  The cost of borrowed funds declined 31 bps to 2.08%, while the average balance of borrowed funds increased 10% to $14.7 billion.

Net Interest Margin

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019	Change (%)
(dollars in thousands)
Total Interest Income	$1,282,166	$1,354,477	-5%
Prepayment Income:
Loans	$32,566	$33,462	-3%
Securities	1,017	2,873	-65%
Total prepayment income	$33,583	$36,335	-8%
GAAP Net Interest Margin	2.16%	2.01%	15bp
Less:
Prepayment income from loans	6bp	10bp	-4bp
Prepayment income from securities	1	-	1bp
Total prepayment income contribution to net interest margin	7bp	10bp	-3bp
Adjusted Net Interest Margin (non-GAAP)	2.09%	1.91%	18bp

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

The following table sets forth certain information regarding our average balance sheet for the nine-month periods, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the quarters are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(dollars in thousands)
Assets:
Interest-earning assets:
Mortgage and other loans, net	$41,890,218	$1,154,133	3.67%	$40,288,311	$1,159,344	3.84%
Securities	6,004,152	125,647	2.79	6,303,147	181,162	3.83
Interest-earning cash and cash equivalents	915,547	2,386	0.35	789,034	13,971	2.37
Total interest-earning assets	48,809,917	1,282,166	3.50	47,380,492	1,354,477	3.81
Non-interest-earning assets	5,013,424			4,604,387
Total assets	$53,823,341			$51,984,879
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,616,205	$47,951	0.60%	$10,846,624	$140,396	1.73%
Savings accounts	5,309,920	24,735	0.62	4,716,014	26,270	0.74
Certificates of deposit	12,964,968	189,270	1.95	13,306,845	235,360	2.36
Total interest-bearing deposits	28,891,093	261,956	1.21	28,869,483	402,026	1.86
Borrowed funds	14,662,103	227,985	2.08	13,308,941	237,521	2.39
Total interest-bearing liabilities	43,553,196	489,941	1.50	42,178,424	639,547	2.03
Non-interest-bearing deposits	2,867,587			2,555,984
Other liabilities	712,374			595,378
Total liabilities	47,133,157			45,329,786
Stockholders’ equity	6,690,184			6,655,093
Total liabilities and stockholders’ equity	$53,823,341			$51,984,879
Net interest income/interest rate spread		$792,225	2.00%		$714,930	1.78%
Net interest margin			2.16%			2.01%
Ratio of interest-earning assets to interest-bearing liabilities			1.12x			1.12x

Provision for Credit Losses

On a year-to-date basis, the provision for credit losses totaled $51.2 million compared to a provision for credit losses of $5.4 million for the first nine months of 2019.  The provision for credit losses for the first nine months of 2020 was calculated using the CECL methodology which was adopted by the Company on January 1, 2020, while the provision for credit losses for the first nine months of 2019 was calculated using the “incurred loss” methodology.  The CECL methodology reflects the impact of a deterioration in forecasted, future economic conditions due to the COVID-19 pandemic.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others— fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and revenues produced through the sale of third-party investment products.

For the first nine months ended September 30, 2020, total non-interest income declined 31% to $46.0 million compared to $66.8 million for the nine months ended September 30, 2019.  This decline was driven by the waiver of certain retail banking fees due to COVID-19 and lower net gains on securities, offset modestly by an increase in BOLI income.  Results for the first nine months of 2019 also include a $7.9 million gain on sale of a branch property in Florida, which was recorded in the third quarter of 2019.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Nine Months Ended
	September 30,	September 30,
(in thousands)	2020	2019
Fee income	$15,981	$22,295
BOLI income	24,458	20,245
Net gain (loss) on securities	1,137	7,755
Other income:
Third-party investment product sales	3,272	5,242
Other	1,199	11,231
Total other income	4,471	16,473
Total non-interest income	$46,047	$66,768

Non-Interest Expense

For the nine months ended September 30, 2020, total non-interest expenses were $377.6 million, down 2% compared to the nine months ended September 30, 2019.  Included in the year-to-date results for 2020 was a $4.4 million lease termination benefit, while the year-to-date 2019 results included certain items related to severance and branch rationalization costs totaling $10.4 million.

Income Tax Expense

For the nine months ended September 30, 2020, income tax expense totaled $88.0 million, down 10% compared to income tax expense during the first nine months ended September 30, 2019.  The year-to-date 2020 income tax expense includes a $13.1 million tax loss carryback-related tax benefit as provided for under the CARES Act.  The effective tax rate for the nine months of 2020 was 21.50% compared to an effective tax rate of 24.88% for the first nine months of 2019.

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

(b) Changes in Internal Control over Financial Reporting

The adoption of CECL resulted in new procedures and introduced new controls over financial reporting. However, the internal controls for CECL, are substantially similar to the internal controls used prior to the adoption of CECL. As a result, we concluded there were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the third quarter of 2020, the Company completed a Bank-wide system conversion to a new data processing vendor.  The new vendor essentially provides the same baseline application functionality to the Company as did the previous vendor, in addition to certain enhancements.  However, the same general ledger system is used as was in place previously.  As a result, we concluded there were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

During the first nine months of the year, the Company repurchased $59.0 million or 5.8 million shares of its common stock under its recently authorized share repurchase program. Included in the above, the Company allocated 780,962 shares or $8.8 million toward the repurchase of shares tied to its stock-based incentive plans.

(dollars in thousands, except per share data)
Third Quarter 2020	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
July 1 – July 31	24,158	$9.83	$237,473
August 1 – August 31	1,935	10.14	19,621
September 1 – September 30	3,654	8.81	32,192
Total shares repurchased	29,747	9.73	$289,286

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

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Management plan or compensation plan arrangement.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(4)	Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565).
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565).
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: November 6, 2020	BY:	/s/ Joseph R. Ficalora
Joseph R. Ficalora President, Chief Executive Officer, and Director

DATE: November 6, 2020	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Senior Executive Vice President and Chief Financial Officer