Form 10-K
period 2020-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2021-02-26
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

(516) 683-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiESSM	NYCB PU	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock	NYCB PA	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the aggregate market value of the shares of common stock outstanding of the registrant was $4.6 billion, excluding 15,000,408 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2020, $10.20 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 18, 2021 was 465,699,872 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2021 are incorporated by reference into Part III.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•	general economic conditions, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
•	conditions in the securities markets and real estate markets or the banking industry;

•	changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;

•	changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;

•	any uncertainty relating to the LIBOR calculation process;

•	changes in the quality or composition of our loan or securities portfolios;

•	changes in our capital management policies, including those regarding business combinations, dividends, and share repurchases, among others;

•	heightened regulatory focus on CRE concentrations;

•	changes in competitive pressures among financial institutions or from non-financial institutions;

•	changes in deposit flows and wholesale borrowing facilities;

•	changes in the demand for deposit, loan, and investment products and other financial services in the markets we serve;

•	our timely development of new lines of business and competitive products or services in a changing environment, and the acceptance of such products or services by our customers;

•	our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose;

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

•

changes in legislation, regulation, policies, or administrative practices, whether by judicial, governmental, or legislative action, and other changes pertaining to banking, securities, taxation, rent regulation and housing (the New York Housing Stability and Tenant Protection Act of 2019), financial accounting and reporting, environmental protection, insurance, and the ability to comply with such changes in a timely manner;

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

•	changes to federal, state, and local income tax laws;
•	changes in our credit ratings or in our ability to access the capital markets;
•	increases in our FDIC insurance premium;
•	legislative and regulatory initiatives related to climate change, resulting in operational changes and additional expenses;
•	unforeseen or catastrophic events including natural disasters, war, terrorist activities, and the emergence of a pandemic;
•

the effects of COVID-19, which includes, but are not limited to, the length of time that the pandemic continues, the potential imposition of further restrictions on travel or movement in the future, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, the lack of property transactions and asset sales, potential impact on collateral values, and the effect of the pandemic on the general economy and businesses of our borrowers; and

•	other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

In addition, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control.

Furthermore, on an ongoing basis, we evaluate opportunities to expand through mergers and acquisitions and opportunities for strategic combinations with other banking organizations. Our evaluation of such opportunities involves discussions with other parties, due diligence, and negotiations.  As a result, we may decide to enter into definitive arrangements regarding such opportunities at any time.

In addition to the risks and challenges described above, these types of transactions involve a number of other risks and challenges, including:

•	The ability to successfully integrate branches and operations and to implement appropriate internal controls and regulatory functions relating to such activities;

•	The ability to limit the outflow of deposits, and to successfully retain and manage any loans;

•	The ability to attract new deposits, and to generate new interest-earning assets, in geographic areas that have not been previously served;

•	The success in deploying any liquidity arising from a transaction into assets bearing sufficiently high yields without incurring unacceptable credit or interest rate risk;

•	The ability to obtain cost savings and control incremental non-interest expense;

•	The ability to retain and attract appropriate personnel;

•	The ability to generate acceptable levels of net interest income and non-interest income, including fee income, from acquired operations;

•	The diversion of management’s attention from existing operations;

•	The ability to address an increase in working capital requirements; and

•	Limitations on the ability to successfully reposition our post-merger balance sheet when deemed appropriate.

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

CHARGE-OFF

Refers to the amount of a loan balance that has been written off against the allowance for credit losses.

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

TROUBLED DEBT RESTRUCTURING

A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties.

WHOLESALE BORROWINGS

Refers to advances drawn by the Bank against its line(s) of credit with the FHLBs, their repurchase agreements with the FHLBs and various brokerage firms, and federal funds purchased.

YIELD

The interest income associated with interest-earning assets, typically expressed as a ratio of interest income to the average balance of interest-earning assets for a given period.

 LIST OF ABBREVIATIONS AND ACRONYMS

ACL—Allowance for Credit Losses	FDIC—Federal Deposit Insurance Corporation

ADC—Acquisition, development, and construction loan	FHLB—Federal Home Loan Bank

ALCO—Asset and Liability Management Committee	FHLB-NY—Federal Home Loan Bank of New York

AMT—Alternative minimum tax	FOMC—Federal Open Market Committee

AmTrust—AmTrust Bank	FRB—Federal Reserve Board

AOCL—Accumulated other comprehensive loss	FRB-NY—Federal Reserve Bank of New York

ASC—Accounting Standards Codification	Freddie Mac—Federal Home Loan Mortgage Corporation

ASU—Accounting Standards Update	FTEs—Full-time equivalent employees

BOLI—Bank-owned life insurance	GAAP—U.S. generally accepted accounting principles

BP—Basis point(s)	GLBA—The Gramm Leach Bliley Act

CARES Act – Coronavirus Aid, Relief, and Economic Security Act	GNMA—Government National Mortgage Association

C&I—Commercial and industrial loan	GSEs—Government-sponsored enterprises

CCAR—Comprehensive Capital Analysis and Review	HQLAs—High-quality liquid assets

CDs—Certificates of deposit	LIBOR—London Interbank Offered Rate

CECL—Current Expected Credit Loss	LTV—Loan-to-value ratio

CFPB—Consumer Financial Protection Bureau	MBS—Mortgage-backed securities

CMOs—Collateralized mortgage obligations	MSRs—Mortgage servicing rights

CMT—Constant maturity treasury rate	NIM—Net interest margin

CPI—Consumer Price Index	NOL—Net operating loss

CPR—Constant prepayment rate	NPAs—Non-performing assets

CRA—Community Reinvestment Act	NPLs—Non-performing loans

CRE—Commercial real estate loan	NPV—Net Portfolio Value

Desert Hills—Desert Hills Bank	NYSDFS—New York State Department of Financial Services

DIF—Deposit Insurance Fund	NYSE—New York Stock Exchange

DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	OCC—Office of the Comptroller of the Currency

DSCR—Debt service coverage ratio	OFAC—Office of Foreign Assets Control

EaR—Earnings at Risk	OREO—Other real estate owned

EPS—Earnings per common share	OTTI—Other-than-temporary impairment

ERM—Enterprise Risk Management	PPP—Paycheck Protection Program administered by the Small Business Administration

ESOP—Employee Stock Ownership Plan	ROU—Right of use asset

EVE—Economic Value of Equity at Risk	SEC—U.S. Securities and Exchange Commission

Fannie Mae—Federal National Mortgage Association	SIFI—Systemically Important Financial Institution

FASB—Financial Accounting Standards Board	TDRs—Troubled debt restructurings

FDI Act—Federal Deposit Insurance Act

PART I

ITEM 1.	BUSINESS

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

New York Community Bank

Established in 1859, the Bank is a New York State-chartered savings bank with 237 branches that currently operates through eight local divisions, each with a history of strength and service: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio: and AmTrust Bank in Florida and Arizona. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of traditional and non-traditional products and services, and access to multiple service channels, including online banking, mobile banking, and banking by phone.

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

Online Information about the Company and the Bank

We serve our customers through our website: www.myNYCB.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of the website.

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

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 31.2 million, and the number of banks and thrifts we compete with currently exceeds 300. With total deposits of $32.4 billion at December 31, 2020, we ranked thirteenth among all bank and thrift depositories serving these 26 counties. We also ranked fourth among all banks and thrifts in Union County, New Jersey, third among all banks and thrifts in Richmond County in New York, fifth among all banks and thrifts in Queens County in New York, and second among all banks and thrifts in Nassau County in New York (market share information was provided by S&P Global Market Intelligence).

We compete for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 237 branches, we have 340 ATM locations, including 232 that operate 24 hours a day, and 68 that are off-site ATMs. Our customers also have 24-hour access to their accounts through our mobile banking app, online through our website, www.myNYCB.com, or through our bank-by-phone service. We also offer certain money market accounts, certificates of deposit (“CDs”), and checking accounts through a dedicated website: www.myBankingDirect.com.

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

Another competitive advantage is our strong community presence, with April 14, 2020 having marked the 161st year of service of our forebear, Queens County Savings Bank. We have found that our longevity, as well as our strong capital position, are especially appealing to customers seeking a strong, stable, and service-oriented bank.

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

Competition for our specialty finance loans, which consist primarily of asset-based, equipment financing, and dealer floor plan loans, is driven by a variety of factors, including prevailing economic conditions and the level of interest rates. Moreover, since a majority of our customers in this category are mid-to-large size publicly traded companies, we also face competition for financing from the capital markets. In addition, the majority of specialty finance loans that we originate are sourced from larger financial institutions who have many customers for these loans. Some of these customers are larger and have more capital and liquidity than the Company.

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

Subsidiary Activities

The Bank has formed, or acquired through merger transactions, 19 active subsidiary corporations. Of these, 11 are direct subsidiaries of the Bank and eight are subsidiaries of Bank-owned entities.

The 11 direct subsidiaries of the Bank are:

Name	Jurisdiction of Organization	Purpose
100 Duffy Realty, LLC	New York	Owns a branch building.
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.
BSR 1400 Corp.	New York	Organized to own interests in real estate.
Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company.
NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment financing, and dealer-floor plan loans.
NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate.
NYCB Insurance Agency, Inc.	New York	Sells non-deposit investment products.
Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building.
Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company.
NYCB Mortgage Company, LLC	Delaware	Holding company for Walnut Realty Holding Company, LLC.
Woodhaven Investments, LLC	Delaware	Holding company for Ironbound Investment Company, LLC. and 1400 Corp.

The eight subsidiaries of Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp.
Ironbound Investment Company, LLC.	Florida	Organized for the purpose of investing in mortgage-related assets.
Long Island Commercial Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets.
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.
Prospect Realty Holding Company, LLC	New York	Owns a back-office building.
Rational Real Estate II, LLC	New York	Owns a back-office building.
Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.
Walnut Realty Holding Company, LLC	Delaware	Established to own Bank-owned properties.

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

Human Capital

At December 31, 2020, our workforce included 2,948 employees, including 1,635 retail employees and 1,313 back office employees.  None of our employees are represented by a collective bargaining agreement. We believe our employee relations to be good.

We believe our employees are among our most significant resources and that our employees are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations.  We pay our employees competitively and offer a broad range of benefits, both of which we believe are competitive with our industry peers and with other firms in the locations in which we do business.  Our employees receive salaries that are subject to annual review and periodic benchmarking.  Our benefits program includes a 401(k) Plan with an employer matching contribution, an employee stock ownership plan, healthcare and other insurance benefits, flexible spending accounts and paid time off.  Many of our employees are also eligible to participate in the Company’s equity award program.

We are proud to maintain a diverse and inclusive workforce that reflects the demographics of the communities in which we do business.  Our company recognizes that the talents of a diverse workforce are a key competitive advantage. We strive to create and foster a supportive environment for all of our employees and are proud to share our business success with individuals whose cultural and personal differences create a more innovative and productive workplace.  Our workforce is 33% male and 67% female and women represent 51% of the Company’s leadership (defined to include employees at the level of vice president and above).  In addition, for those employees identifying as such, approximately 48% of our workforce have diverse ethnic backgrounds. We engage in significant outreach to veterans, women and minorities in our recruiting efforts, and our policies and practices reflect our commitment to diversity and inclusion in the workplace.

Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and all employees are required to complete annual training that focuses on preventing, identifying, reporting and stopping any type of unlawful discrimination.

The health and safety of our employees is also of critical importance.  In response to the COVID-19 pandemic, we implemented a response plan that included the transitioning of a significant percentage of our back office workforce to a remote work model, while implementing additional safety protocols for employees who, due to the nature of their positions, continued on-site work.  We took steps to ensure compliance with federal, state and local requirements that enhanced workplace safety, such as masking and social distancing, and we provided employees who either contracted or were exposed to COVID-19 with appropriate leave.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. See the discussion of “Income Taxes” in “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” later in this annual report.

Regulation and Supervision

General

The Bank is a New York State-chartered savings bank and its deposit accounts are insured under the DIF of the FDIC up to applicable legal limits. For the fiscal year ended December 31, 2020, the Bank was subject to regulation and supervision by the NYSDFS, as its chartering agency; by the FDIC, as primary federal supervisor for all state-chartered banks and savings institutions that are not members of the Federal Reserve System and by the CFPB.

The Bank is required to file reports with the NYSDFS, the FDIC, and the CFPB concerning its activities and financial condition, and is periodically examined by the NYSDFS, the FDIC, and the CFPB to assess compliance with various regulatory requirements, including with respect to safety and soundness and consumer financial protection regulations. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for credit losses on loans and leases for regulatory purposes. Changes in such regulations or in banking legislation could have a material impact on the Company, the Bank, and their operations, as well as the Company’s shareholders.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) was signed into law. As enacted, EGRRCPA modified major provisions of the DFA and other laws governing regulation of the financial industry. Among other things, EGRRCPA re-defined the manner by which banks are designated as a SIFI, by increasing the asset threshold to $250 billion from $50 billion; modified and provided exemptions to certain mortgage lending rules; provided an exemption for certain banks with less than $10 billion in assets from leverage and risk-based capital requirements; created an exemption from prohibitions on proprietary trading (the “Volcker Rule”); and included various provisions to address consumer protection; as well as several provisions regarding securities exchanges and capital formation.

The New York Housing Stability and Tenant Protection Act of 2019

On June 14, 2019, the New York State Legislature passed the Housing Stability and Tenant Protection Act of 2019 impacting about one million rent-regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from material capital improvements and Individual Apartment Improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high income deregulation; and (iv) repealed the 20% vacancy bonus. While it will take several years for its full impact to be known, the legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rent apartments.

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

In addition, the Basel III rules assign higher risk weights to certain assets, such as the 150% risk weighting assigned to exposures that are more than 90 days past due or are on non-accrual status, and to certain CRE facilities that finance the acquisition, development, or construction of real property. Basel III also eliminate the inclusion of certain instruments, such as trust preferred securities, from tier 1 capital. In addition, tier 2 capital is no longer limited to the amount of tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets, and investments in unconsolidated subsidiaries over designated percentages of common stock are required, subject to limitation, to be deducted from capital. Finally, tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available-for-sale securities.

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

On September 17, 2019, the FRB, the FDIC, and the OCC issued a final rule designed to reduce regulatory burden by simplifying several requirements in the agencies’ regulatory capital rule. Most aspects of the rule apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The rule simplifies and clarifies a number of the more complex aspects of the existing capital rule. Specifically, the rule simplifies the capital treatment for certain mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interests.

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

As of December 31, 2020, each of the Bank’s capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.

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

On December 13, 2019, the Agencies issued a final rule, which became effective on April 1, 2020, to modify the agencies’ capital rules for high volatility CRE (“HVCRE”) exposures, as required by the EGRRCPA. The final rule revises the definition of HVCRE exposure to make it consistent with the statutory definition of the term included in Section 214 of the EGRRCPA, which excludes any loan made before January 1, 2015. The revised HVCRE exposure definition differs from the previous definition primarily in two ways. First, the previous definition applied to loans that financed ADC activities, whereas the new definition only applies to loans that “primarily” finance ADC activities and that are secured by land or improved real estate. This change excludes multipurpose credit facilities that primarily finance the purchase of equipment or other non-ADC activities. Second, the new definition permits the full appraised value of borrower-contributed land (less the total amount of any liens on the real property securing the HVCRE exposure) to count toward the 15 percent capital contribution of the real property’s appraised “as completed” value, which is one of the criteria for an exemption from the heightened risk weight. The final rule includes a grandfathering provision, which will provide banking organizations with the option to maintain their current capital treatment for ADC loans originated on or after

January 1, 2015, and before April 1, 2020. Banking organizations also will have the option to reevaluate any or all of their ADC loans originated on or after January 1, 2015, using the revised HVCRE exposure definition.

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

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings, and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary bank by standing ready to use available resources to provide adequate capital funds to the bank during periods of financial stress or adversity, and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank where necessary.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by an institution to its executive officers and directors in compliance with other federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, govern loans by a savings bank or commercial bank to directors, executive officers, and principal shareholders.

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

New York State Regulation

The Bank is also subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon a banking institution organized in New York State to serve the credit needs of its local community. Such obligations are substantially similar to those imposed by the CRA. The latest New York State CRA rating received by the Bank was “Outstanding.”

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2020 the Bank held $714.0 million of FHLB-NY stock.

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

Under New York State Banking Law, New York State-chartered stock-form savings banks may declare and pay dividends out of their net profits, unless there is an impairment of capital. Approval of the Superintendent is required if the total of all dividends declared by the bank in a calendar year would exceed the total of its net profits for that year combined with its retained net profits for the preceding two years, less prior dividends paid.

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

Interstate Branching

Federal law allows the FDIC, and New York State Banking Law allows the Superintendent, to approve an application by a state banking institution to acquire interstate branches by merger, unless, in the case of the FDIC, the state of the target institution has opted out of interstate branching. New York State Banking Law authorizes savings banks and commercial banks to open and occupy de novo branches outside the state of New York. Pursuant to the DFA, the FDIC is authorized to approve a state bank’s establishment of a de novo interstate branch if the intended host state allows de novo branching by banks chartered by that state. The Bank currently maintains 40 branches in New Jersey, 26 branches in Florida, 28 branches in Ohio, and 14 branches in Arizona, in addition to its 129 branches in New York State.

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

Applicable consumer protection laws include, but may not be limited to, the DFA, Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Service members Civil Relief Act,

Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, the Military Lending Act, and the Homeownership Counseling Act.

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

Current Operating Environment

COVID-19 Pandemic

The most significant factor impacting the Company’s current operating environment has been the COVID-19 pandemic.  Beginning with the first occurrence of the virus in the United States in 2020, it spread quickly throughout the country during the first quarter.  Due to its high rate of contagion and mortality, state and local governments enacted numerous safeguards to contain the spread of the virus.  These included the shut-down of all businesses considered to be “non-essential,” restrictions on gatherings, social distancing requirements being put in place, and numerous other restrictions that have impacted daily behavior.  In our market area, the governor of New York issued orders that, among other things, required residents to stay in their homes and permitted them to leave only to conduct certain essential business activities or to travel to work, and closed all non-essential businesses to the general public.  These stay-at-home orders and travel restrictions have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Capacity restrictions on movement and health and safety recommendations that encourage continued

physical distancing and working remotely have limited the ability of businesses to return to pre-pandemic levels of activity.

In addition, due to the concentration and severity of COVID-19 infection in the New York City metro region, was initially considered the epicenter of the pandemic in the country.  This region is the Company’s largest service area, having over 100 branches and 73% of the loan portfolio.

The Company was proactive during the very early stages of the pandemic.  As an essential business, the Company implemented business continuity plans and continued to provide its financial services to customers, while taking health and safety measures into account.

By mid-March, close to 100% of our back office employees were working remotely.  In addition, at that time, we temporarily closed all 18 of our in-store branches, along with several other locations, converted some branches to drive-up only, adjusted the hours at our remaining locations, and instituted a banking by appointment program.  Currently, 15 of our 18 in-store branches and 37 of our 219 traditional branches remain closed, with no adverse impact on our customer base or deposit trends.

On the consumer side, we enhanced our online banking and mobile app capabilities, temporarily waived certain retail banking fees for those customers experiencing financial difficulties, and offered 90 day payment forbearances to residential mortgage customers. We also put in place several risk mitigation strategies, including enhanced monitoring of certain credits. On the commercial side, we instituted a six-month deferral program for those borrowers experiencing hardships, in line with regulatory guidance. Additionally, under the CARES Act, we provided some of our borrowers with small business loans under the Payment Protection Program.

In addition, extensive precautions were taken to protect employees returning to their offices and in their branches.  As of this writing, 25% of back-office employees are back in their offices and a majority of our branches have reopened.  We also provide daily communications via email to all of our employees to ensure that they have ongoing access to critical information and have set up a 24-hour help line for employees and their family members to speak with qualified clinicians.

In response to the pandemic and to ensure that the Company’s operations during the term of the pandemic, run smoothly, senior management formed two committees: the COVID-19 Resiliency Committee and the COVID-19 Lending Committee.  The COVID-19 Resiliency Committee meets daily and is primarily focused on operational issues including employee safety and well-being, branch closings, PPE procurement, IT sustainability, and continuous monitoring of the COVID-19 pandemic.  The COVID-19 Lending Committee meets weekly and focuses on our credit quality trends and our loan deferral program.

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

COVID-19 Related Risk

The widespread outbreak of COVID-19 has adversely affected, and will likely continue to adversely affect, our business, financial condition, and results of operations. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be.

The COVID-19 pandemic is negatively impacting economic activity, the financial markets, and commerce, both globally and within the United States. In our market area, the governor of New York has issued an order that, among other things, required residents to stay in their homes and permitted them to leave only to conduct certain essential activities or to travel to work and close all non-essential businesses to the general public. These stay-at-home orders and travel restrictions – and similar orders imposed across the United States to restrict the spread of COVID-19 – have resulted in significant business and operational disruptions, including business closures, supply chain disruptions, and mass layoffs and furloughs. Although stay-at-home orders have been eased to phased-in reopening of businesses, although capacity restrictions on movement and health and safety recommendations that encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity. The COVID-19 pandemic has negatively affected the Company’s business and is likely to continue to do so and the Company’s results of operations may be materially impacted if businesses remain closed for an extended period of time or unemployment remains at elevated levels for an extended period of time.

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

The continued spread of COVID-19 and the efforts to contain the virus could:

•

cause changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer, as well as the credit worthiness of potential and current borrowers;

•

cause our borrowers to be unable to meet existing payment obligations, particularly those borrowers that may be disproportionately affected by business shut downs and travel restrictions resulting in increases in loan delinquencies, problem assets, and foreclosures;

•	result in the lack of property transactions and asset sales;
•	cause the value of collateral for loans, especially real estate, to decline in value;
•	reduce the availability and productivity of our employees;
•	require us to increase our allowance for credit losses;
•	cause our vendors and counterparties to be unable to meet existing obligations to us;
•	negatively impact the business and operations of third party service providers that perform critical services for our business;
•	cause us to recognize impairment of our goodwill;
•	result in a downgrade in our credit ratings;
•	prevent us from satisfying our minimum capital and other regulatory requirements;
•	impede our ability to close mortgage loans, if appraisers and title companies are unable to perform their functions; and
•	cause the value of our securities portfolio to decline.

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

COVID-19 has caused a significant global economic downturn which has adversely effected and is expected to continue to adversely affect many business.

Our business is dependent upon the ability and willingness of our customers to conduct banking and other financial transactions, including the payment of their loan obligations. Specifically, our multi-family and CRE loans are dependent on the profitable operation and management of the property securing the loan. If the impact of the pandemic is prolonged, COVID-19 could have a significant adverse impact by reducing the revenue and cash flows of our borrowers, impacting the borrowers’ ability to repay their loan, increasing the risk of delinquencies and defaults, and reducing the collateral value underlying the loans.

The COVID-19 pandemic has also led to an increase in the allowance for loan losses and in the allowance for unfunded commitments, due to a change in forecasting potential losses and model assumptions under COVID-19. At December 31, 2020, payment deferral programs totaled $2.6 billion or 6.1% of the total loan portfolio compared to $7.4 billion or 17.5% of the total loan portfolio at June 30, 2020. Despite the significant improvement between the second and fourth quarter of 2020, the pandemic may continue to have a material adverse impact on our loan portfolio, particularly as businesses remain closed. Moreover, the New York City metropolitan region has been disproportionately impacted by COVID-19 relative to other regions of the state and country. Accordingly, the impact from COVID-19 on the Company and our borrowers may be greater than on similar banks that do not have a similar geographic concentration.

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

Moreover, higher inflation could lead to fluctuations in the value of our assets and liabilities and off-balance sheet exposures, and could result in lower equity market valuations of financial services companies.

Changes to and replacement of the LIBOR Benchmark Interest Rate may adversely affect our business, financial condition, and results of operations.

We have certain loans and leases, securities, wholesale borrowings, derivative financial instruments, and long-term debt whose interest rate is indexed to LIBOR. The “FCA”, which is responsible for regulating LIBOR, has announced that the publication of LIBOR is not guaranteed beyond 2021. However, during the fourth quarter of 2020, the FCA has extended the timeline for the elimination of LIBOR to June 30, 2023, in order to avoid disruptions to the financial system.

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

The inability of our borrowers to repay their loans in accordance with their terms would likely necessitate an increase in our provision for credit losses, and therefore reduce our earnings.

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

The ability of our borrowers to repay their loans could be adversely impacted by a decline in real estate values and/or an increase in unemployment, which not only could result in our experiencing losses, but also could necessitate our recording a provision for credit losses. Either of these events would have an adverse impact on our net income. Although losses on the loans we produce have been comparatively limited, even during periods of economic weakness in our markets, we cannot guarantee that this will be our experience in future periods.

In addition to loan losses due to borrowers’ inability to repay their loans, downgrades in our internal loan classifications may result in a higher provision for credit losses and the ACL, a higher level of net charge-offs, and/or higher non-interest expenses.

Our allowance for credit losses might not be sufficient to cover our actual losses, which would adversely impact our financial condition and results of operations.

In addition to mitigating credit risk through our underwriting processes, we attempt to mitigate such risk through the establishment of an allowance for credit losses. The process of determining whether or not the allowance is sufficient to cover potential credit losses is based on the current expected credit loss model or CECL. This methodology is described in detail under “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. CECL may result in greater volatility in the level of the ACL, depending on various assumptions and factors used in this model.

If the judgments and assumptions we make with regard to the allowance are incorrect, our allowance for losses on such loans might not be sufficient, and an additional provision for credit losses might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, growth in our loan portfolio may require us to increase the allowance for credit losses on such loans by making additional provisions, which would reduce our net income. Furthermore, bank regulators have the authority to require us to make provisions for credit losses or otherwise recognize loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our allowance for losses on such loans. Any increase in the loan loss allowance or in loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations.

Our concentration in multi-family loans and CRE loans could expose us to increased lending risks and related loan losses.

Our current business strategy is to continue to originate multi-family loans and to a lesser extent CRE loans. At December 31, 2020, $32.2 billion or 75.3% of our total loans and leases, held for investment portfolio consisted of multi-family loans and $6.8 billion or 16.0% consisted of CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequentially, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation which, in turn, could have a material adverse effect on our financial condition and results of operations.

On June 14, 2019, the New York State legislature passed the New York Housing Stability and Tenant Protection Act of 2019. This legislation represents the  most extensive reform of New York State’s rent laws in several decades and generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi-family loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations.

Economic weakness in the New York City metropolitan region, where the majority of the properties collateralizing our multi-family, CRE, and ADC loans, and the majority of the businesses collateralizing our other C&I loans, are located could have an adverse impact on our financial condition and results of operations.

Our business depends significantly on general economic conditions in the New York City metropolitan region, where the majority of the buildings and properties securing the multi-family, CRE, and ADC loans we originate for investment and the businesses of the customers to whom we make our other C&I loans are located.

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

The Company has granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments, the Company will experience an increase in non-accrual loans, which could adversely affect the Company’s earnings and financial condition.

Consistent with the public encouragement provided generally by federal and state financial institution regulators after the spread of COVID-19 in the United States, the Company has attempted to work constructively with borrowers who have experienced financial hardship as a result of the pandemic to negotiate accommodations or forbearance arrangements that temporarily reduce or defer the monthly payments due to the Company. Generally, these accommodations are for six months and allow customers to temporarily cease making principal and/or interest payments. In some cases, customers have received a second accommodation. Through December 31, 2020, the Company had granted accommodations with a total value of $7.4 billion, and as of December 31, 2020, $2.6 billion of loans remained subject to a payment accommodation. Upon the expiration of the deferral period in which case their loans will be classified as non-accrual and the Company will begin collection activities, NPLs and related charge-offs may increase significantly in 2021 as payment wanes. An increase in NPLs and charge-offs would cause the Company to increase its allowance for credit losses, which would adversely affect the Company’s earnings and financial condition.

Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if the Company chooses not to, or is unable to, foreclose on a timely basis.

Governments in the areas in which the Company conducts its lending services have adopted or may adopt in the future regulations or promulgate executive orders that restrict or limit our ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course of business, such as customary collection and foreclosure procedures. Executive orders that have been imposed restrict the ability of financial institutions to undertake residential and commercial foreclosures and evictions. There is a risk that the value of the collateral securing a non-accrual loan may deteriorate if the Company chooses not to, or is unable to foreclose on the collateral on a timely basis.

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

The implementation of a new accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss model, or CECL. ASU No. 2016-13 became effective for us on January 1, 2020. This standard required earlier recognition of expected credit losses on loans and certain other instruments, compared to the incurred loss model. The change to the CECL framework requires us to greatly increase the data we must collect and review to determine the appropriate level of the allowance for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate expected losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that we use for determining our expected losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Impairment in the carrying value of goodwill and other intangible assets could negatively impact our financial condition and results of operations.

At December 31, 2020, goodwill and other intangible assets totaled $2.4 billion. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

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

We are subject to regulation, supervision, and examination by the following entities: (1) the NYSDFS; (2) the FDIC; (3) the FRB-NY; and (4) the CFPB, which was established in 2011 under the Dodd-Frank Act and given broad authority to regulate financial service providers and financial products.

Such regulation and supervision govern the activities in which a bank holding company and its banking subsidiaries may engage, and are intended primarily for the protection of the DIF, the banking system in general, and bank customers, rather than for the benefit of a company’s stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including with respect to the imposition of restrictions on the operation of a bank or a bank holding company, the imposition of significant fines, the ability to delay or deny merger or other regulatory applications, the classification of assets by a bank, and the adequacy of a bank’s allowance for loan losses, among other matters. Changes in such regulation and supervision, or changes in regulation or enforcement by such authorities, whether in the form of policy, regulations, legislation, rules, orders, enforcement actions, ratings, or decisions, could have a material impact on the Company, our subsidiary bank and other affiliates, and our operations. In addition, failure of the Company or the Bank to comply with such regulations could have a material adverse effect on our earnings and capital.

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

Although we also originate C&I and ADC loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (91.2% of total loans held for investment as of December 31, 2020). Our leadership position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. We monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital to ensure that we are in compliance with regulatory guidance. Any inability to grow our multi-family and CRE loan portfolios, could negatively impact our ability to grow our earnings per share.

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

The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act, requires depository institutions to undertake activities including monitoring an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions above a certain threshold, and responding to requests for information by regulatory authorities and law enforcement agencies. FINCEN, a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil monetary penalties for violations of these requirements. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing activities could also result in reputational risk for the Company.

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

Societal responses to climate change could adversely affect the Company’s business and performance, including, in directly through impacts on the Company’s investors and customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers, and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as investor, consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, and operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company would face reductions in credit worthiness on the part of some customers or in the value of assets securing loans. Investors could determine not to invest in the Company’s securities due to various climate change related considerations. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in investor, consumer or business behavior.

Recent Events

Declaration of Dividend on Common Shares

On January 26, 2021, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on February 16, 2021 to common shareholders of record as of February 6, 2021.

The CARES Act

The CARES Act was passed by Congress and signed into law on March 27, 2020, after the President declared a national emergency on March 13, 2020. It provides, among other things, money for unemployment benefits, financial aid checks to individuals and forgivable SBA loans, known as the Paycheck Protection Program (the “PPP”). This program provides loans to small businesses to keep their employees on payroll. The original funding was fully allocated by mid-April, and additional funding was made available on April 24, 2020, under the Paycheck Protection Program and Health Care Enhancement Act. The Company is a participant in the PPP, which resumed in January 2021. As of December 31, 2020, the Company funded approximately 1,400 requests totaling $117.1 million under the PPP.  These loans were designated as held for sale as of quarter end. Of the $117.1 million in PPP loans. During early 2021, $18.1 million of PPP loans have been forgiven.

In December 2020, Congress amended the CARES Act through the Consolidated Appropriations Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending

TDR relief under the CARES Act until the earlier of December 31, 2021, or 60 days following the termination of the national emergency.

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

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2020, the number of outstanding shares was 463,901,808 and the number of registered owners was approximately 10,797. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Stock Performance Graph

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2020 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the SNL U.S. Bank and Thrift Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the SNL U.S. Bank and Thrift Index currently is comprised of 375 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

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

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2015 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and SNL U.S. Bank and Thrift Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2015 AND DIVIDEND REINVESTED

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
New York Community Bancorp, Inc.	$100.00	$102.16	$87.98	$67.54	$91.43	$86.11
S&P Mid-Cap 400 Index	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00
SNL U.S. Bank and Thrift Index	$100.00	$126.25	$148.45	$123.32	$166.67	$144.61

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of December 31, 2020, the Company has approximately $16.9 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

During the year December 31, 2020, the Company repurchased $59.0 million or 5.8 million shares of its common stock. Included in the above, the Company allocated 783,238 shares or $8.8 million toward the repurchase of shares tied to its stock-based incentive plans.

(dollars in thousands, except per share data)
Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2020	3,307,183	$11.24	$37,159
Second Quarter 2020	2,426,872	8.88	21,554
Third Quarter 2020	29,747	9.73	289
Fourth Quarter 2020:
October	524	8.51	5
November	1,752	8.69	15
December	—	—	—
Total Fourth Quarter 2020	2,276	8.65	20
2020 Total	5,766,078	10.24	$59,022

ITEM 6.	SELECTED FINANCIAL DATA

	At or For the Years Ended December 31,
(dollars in thousands, except share data)	2020	2019	2018	2017	2016
EARNINGS SUMMARY:
Net interest income	$1,100,142	$957,400	$1,030,995	$1,130,003	$1,287,382
Provision for (recovery of) losses on non-covered loans	62,228	7,105	18,256	60,943	(11,874)
Recovery of losses on covered loans	—	—	—	(23,701)	(7,694)
Non-interest income	61,080	84,230	91,558	216,880	145,572
Non-interest expense:
Operating expenses	511,190	511,218	546,628	641,218	638,109
Amortization of core deposit intangibles	—	—	—	208	2,391
Merger-related expenses	—	—	—	—	11,146
Total non-interest expense	511,190	511,218	546,628	641,426	651,646
Income tax expense	76,695	128,264	135,252	202,014	281,727
Net income	511,109	395,043	422,417	466,201	495,401
Basic earnings per common share	$1.02	$0.77	$0.79	$0.90	$1.01
Diluted earnings per common share	1.02	0.77	0.79	0.90	1.01
Dividends paid per common share	0.68	0.68	0.68	0.68	0.68
SELECTED RATIOS:
Return on average assets	0.94%	0.76%	0.84%	0.96%	1.00%
Return on average common stockholders’ equity	7.71	5.88	6.20	7.12	8.19
Average common stockholders’ equity to average assets	11.47	11.82	12.51	12.76	12.28
Operating expenses to average assets	0.94	0.98	1.09	1.32	1.29
Efficiency ratio	44.02	49.08	48.70	47.61	44.53
Net interest rate spread	2.09	1.79	2.06	2.47	2.85
Net interest margin	2.24	2.02	2.25	2.59	2.93
Dividend payout ratio	66.67	88.31	86.08	75.56	67.33
BALANCE SHEET SUMMARY:
Total assets	$56,306,120	$53,640,821	$51,899,376	$49,124,195	$48,926,555
Loans, net of allowance for credit losses on loans and leases	42,806,691	41,746,517	40,006,088	38,265,183	39,308,016
Allowance for losses on non-covered loans	194,043	147,638	159,820	158,046	158,290
Allowance for losses on covered loans	—	—	—	—	23,701
Securities	5,844,909	5,885,887	5,644,071	3,531,427	3,817,057
Deposits	32,436,813	31,657,132	30,764,430	29,102,163	28,887,903
Borrowed funds	16,083,544	14,557,593	14,207,866	12,913,679	13,673,379
Common stockholders’ equity	6,338,804	6,208,854	6,152,395	6,292,536	6,123,991
Common shares outstanding	463,901,808	467,346,781	473,536,604	488,490,352	487,056,676
Book value per common share	$13.66	$13.29	$12.99	$12.88	$12.57
Common stockholders’ equity to total assets	11.26%	11.57%	11.85%	12.81%	12.52%
ASSET QUALITY RATIOS (2016 amounts exclude covered assets and non-covered purchased credit-impaired loans):
Non-performing loans to total loans	0.09%	0.15%	0.11%	0.19%	0.15%
Non-performing assets to total assets	0.08	0.14	0.11	0.18	0.14
Allowance for credit losses on loans to non- performing loans	513.55	241.07	351.21	214.50	277.19
Allowance for credit losses on loans to total loans	0.45	0.35	0.40	0.41	0.42
Net charge-offs to average loans (1)	0.04	0.05	0.04	0.16	0.00

(1)	Average loans for 2016 includes covered loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Bank”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 237 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona. At December 31, 2020, we had total assets of $56.3 billion, including total loans of $43.0 billion, total deposits of $32.4 billion, and total stockholders’ equity of $6.8 billion.

Chartered in the State of New York, the Bank is subject to regulation by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PA.”

As a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares. For the twelve months ended December 31, 2020, net income totaled $511.1 million, up 29% compared to the $395.0 million we reported for the twelve months ended December 31, 2019. Full-year 2020 results were impacted by $68.4 million income tax benefit related to certain tax provisions for corporations under the CARES ACT. Excluding this tax benefit, net income, on a non-GAAP basis, for full-year 2020 was $442.7 million up 12% compared to full-year 2019.

For the twelve months ended December 31, 2020, net income available to common shareholders was $478.3 million, up 32% compared to $362.2 million we reported for the twelve months ended December 31, 2019. On a non-GAAP, net income available to common shareholders for full-year 2020 was $409.9 million, up 13% compared to full-year 2019.

The key trends during 2020 were:

Double-Digit Expansion in the Net Interest Margin

During full-year 2020, our NIM increased by double-digits compared to full-year 2019. This improvement was driven by a significant decline in our overall cost of funds largely fueled by lower deposit costs. During 2020, the Company benefited by the FRB’s near-zero interest rate policy as we proactively reduced our CDs. This was partially offset by a decline in asset yields.

For the twelve months ended December 31, 2020, the NIM was 2.24%, up 22 bp compared to the twelve months ended December 31, 2019. Prepayment income contributed 11 bp to the NIM in 2020 compared to 12 bp in 2019. Excluding the impact from prepayment income, the NIM for full-year, on a non-GAAP basis, was 2.13%, up 23 bp compared to 2019. During the fourth quarter of 2020, the NIM increased 43 bp to 2.47% compared to the fourth quarter of 2019. Excluding the impact from prepayment income, the fourth-quarter 2020 NIM, on a non-GAAP basis, was 2.30%, up 40 bp compared to the year-ago fourth quarter.

Strong Growth in Net Interest Income

The double-digit improvement in the NIM was a key driver of the strong growth in net interest income we experienced during 2020. For the twelve months ended December 31, 2020 net interest income totaled $1.1 billion, up $142.7 million or 15% compared to $957.4 million for the twelve months ended December 31, 2019. The year-over-year improvement was due to lower interest expense, owing to lower funding cost, which was primarily the result of lower CD rates. For the twelve months ended December 31, 2020, prepayment income totaled $54.4 million, relatively unchanged compared to prepayment income for the twelve months ended

December 31, 2019. Excluding the impact from prepayment income, net interest income, on a non-GAAP basis, increased $142.5 million or 16% to $1.0 billion for full-year 2020 compared to $903.2 million for full-year 2019.

Our Asset Quality Metrics and Loan Deferrals Improved

The Company’s overall asset quality metrics remain very strong during 2020 as NPAs declined significantly compared to full year 2019. NPAs at December 31, 2020 totaled $46.1 million or eight bp of total assets, down $27.4 million or 37% compared to $73.5 million or 14 bp of total assets at December 31, 2019.

To date, we have also been successful with our loan deferral to help those borrowers impacted by the COVID-19 pandemic. The majority of our full-payment loan deferrals were eligible to come off their six-month deferral period during fourth quarter 2020. Accordingly, at December 31, 2020, 99% or $6.0 billion of our full-payment loan deferrals have returned to payment status. As of that date, $83.6 million of full-payment deferrals currently remain on deferral and are eligible to come off their deferral period during the first two months of 2021.

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

As further discussed under “Loans Held for Investment” later on in this discussion, the interest rates on our multi-family loans and CRE credits generally are based on the five-year and seven-year CMT. The following table summarizes the high, low, and average five- and seven-year CMT rates in 2020 and 2019:

	Constant Maturity Treasury Rates
	Five-Year		Seven-Year
	2020	2019	2020	2019
High	1.67%	2.62%	1.79%	2.70%
Low	0.19	1.32	0.36	1.40
Average	0.53	1.95	0.72	2.05

Because the multi-family and CRE loans we produce generate income when they prepay (which is recorded as interest income), the impact of repayment activity can be especially meaningful. In 2020, prepayment income from loans contributed $52.1 million to interest income; in the prior year, the contribution was $48.9 million.

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

The following table presents the generally negative trend in unemployment rates, as reported by the U.S. Department of Labor, both nationally and in the various markets that comprise our footprint. The year-over-year increase in the unemployment rates across our footprint is due to the COVID-19 pandemic and resultant business shutdowns.

	December
	2020	2019
Unemployment rate:
United States	6.5%	3.4%
New York City	11.0	3.1
Arizona	7.3	4.2
Florida	5.8	2.4
New Jersey	7.4	3.6
New York	8.1	3.7
Ohio	5.2	3.8

The CPI measures the average change over time in the prices paid by urban consumers for a market basket of consumer goods and services. The following table indicates the change in the CPI for the twelve months ended at each of the indicated dates:

	For the Twelve Months Ended December
	2020	2019
Change in prices:	1.4%	2.3%

Economic activity also is indicated by the Consumer Confidence Index®, which declined to 87.1 in December 2020 compared to 128.2 in December 2019. An index level of 90 or more is considered indicative of a strong economy.

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

New York City Rental Vacancy Rates to Unemployment Rates

Year	New York City Rental Vacancy Rate All Rental Units	New York City Rental Vacancy Rate Rent Stabilized Units	New York City Annual Average Unemployment Rate
2017	3.63%	2.06%	4.50%
2014	3.45%	2.12%	7.20%
2011	3.12%	2.55%	9.10%
2008	2.88%	2.14%	5.60%
2005	3.09%	2.68%	5.80%
2002	2.94%	2.52%	8.00%
1999	3.19%	2.46%	6.80%
1996	4.01%	3.57%	8.80%
1993	3.44%	3.10%	10.40%
1991	3.78%	3.54%	8.70%

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

Allowance for Credit Losses

The Company’s January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the allowance since December 31, 2019. ASU No. 2016-13 replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842. At December 31, 2019, the allowance for credit losses on loans and leases totaled $147.6 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326 and recognized an increase in the allowance for credit losses on loans and leases of $1.9 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. Upon adoption, the Company recognized an increase in the allowance for unfunded commitments of $12.5 million as a “Day 1” transition adjustment with a corresponding decrease in retained earnings.

The allowance for credit losses on loans and leases is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the unpaid loan balance, net of deferred fees and expenses, and includes negative escrow. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting and multiplying together the probability-of-default, loss-given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term. Economic parameters are developed using available information relating to past events, current conditions, and economic forecasts. The Company’s economic forecast period is 24 months, and afterwards reverts to a historical average loss rate on a straight line basis over a 12 month period. Historical credit experience provides the basis for the estimation of expected credit losses, with qualitative adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in legislation, regulation, policies, administrative practices or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for loan and lease losses, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter the Company reassesses the appropriateness of the economic forecasting period, the reversion period and historical mean at the portfolio segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist.  The portfolio segment represents the level at which a systematic methodology is applied to estimate credit losses.  Management believes the products within each of the entity’s portfolio segments exhibit similar risk characteristics. Smaller pools of homogenous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the portfolio segment.  The macroeconomic data used in the quantitative models are based on a reasonable and supportable forecast period of 24 months. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties to inform its loss drivers in the forecast. Beyond this forecast period, the Company reverts to a historical average loss rate. This reversion to the historical average loss rate is performed on a straight-line basis over 12 months.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

Goodwill Impairment

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. We have significant intangible assets related to goodwill and as of December 31, 2020, we had goodwill of $2.4 billion. In connection with our acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We test our goodwill for impairment at the reporting unit level. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

We perform our goodwill impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. For annual goodwill impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we would compare the fair value the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As of December 31, 2020, the Company’s goodwill was not impaired.

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2020, total assets were $56.3 billion, up $2.7 billion or 5.0% on a year-over-year basis. Our asset growth was largely the result of loan growth and, a $1.2 billion increase in the balance of cash and cash equivalents. This was funded through a combination of growth in deposits and in wholesale borrowings.

Total loans held for investment rose $989.4 million or 2.4% on a year-over-year basis to $42.9 billion, as the multi-family loan portfolio increased $1.1 billion or 3.5% to $32.3 billion and the specialty finance portfolio rose $439.2 million or 16.8% to $3.1 billion.

Total securities, consisting mainly of available-for-sale securities declined modestly to $5.8 billion compared to $5.9 billion on a year-over-year basis.

On the liability side, total deposits rose $779.7 million or 2.5% to $32.4 billion compared to the balance at year-end 2019, while total borrowed funds increased $1.5 billion or 10.5% to $16.1 billion. Most of the growth in borrowings occurred in the fourth quarter of the year.

Total stockholders’ equity at December 31, 2020 was $6.8 billion, up $130.0 million compared to the balance at December 31, 2019. Common stockholders’ equity to total assets was 11.26% compared to 11.57% at December 31, 2019. Book value per common share was $13.66 at December 31, 2020 compared to $13.29 at December 31, 2019.

On a non-GAAP basis and excluding goodwill of $2.4 billion at both December 31, 2020 and 2019, tangible common stockholders’ equity totaled $3.9 billion at year-end 2020, compared to $3.8 billion at year-end 2019. Tangible common stockholders’ equity to tangible assets was 7.26% at December 31, 2020 compared to 7.39% at December 31, 2019. Tangible book value per common share at December 31, 2020 was $8.43 compared to $8.09 at December 31, 2019.

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

In addition to multi-family loans and CRE loans, our specialty finance loans and leases have become an increasingly larger portion of our overall loan portfolio. The remainder of our portfolio includes smaller balances of C&I loan, one-to-four family loans, ADC loans, and other loans held for investment. The majority of our C&I loans consist of loans to small- and mid-size businesses.

In 2020, we originated $12.9 billion of loans, a $2.3 billion or a 21.3% increase from the prior year. The higher level of originations was largely driven by a 46% increase in multi-family originations, offset by declines in each of the other loan segments.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $8.7 billion, or 67.8%, of the loans we produced for investment in 2020.

At December 31, 2020, multi-family loans represented $32.2 billion, or 75.3%, of total loans held for investment, reflecting a year-over-year increase of $1.1 billion, or 3.5%. The multi-family portfolio has an average principal balance of $6.6 million and a weighted average life of 2.3 years at December 31, 2020 compared to $6.4 million and 2.0 years, respectively, at December 31, 2019.

The majority of our multi-family loans were secured by rental apartment buildings.

At December 31, 2020, $26.5 billion or 82.1% of the Company’s total multi-family loan portfolio is secured by properties in New York State and, therefore, are subject to the new rent regulation laws. The weighted average LTV of the NYS rent regulated multi-family portfolio was 54.08% as of December 31, 2020, compared to a weighted average LTV of 57.26% for the entire multi-family loan portfolio at that date.

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

Commercial Real Estate Loans

At December 31, 2020, CRE loans represented $6.8 billion, or 16.0%, of total loans held for investment, reflecting a year-over-year decrease of $246.1 million or 3.5% compared to December 31, 2019. The average CRE loan had a principal balance of $6.7 million at the end of this December, as compared to $6.6 million at the prior year-end. In addition, the portfolio had an expected weighted average life of 2.4 years and 2.3 years at the corresponding dates.

CRE loans represented $958.2 million, or 7.5%, of the loans we originated in 2020, as compared to $1.2 billion, or 11.6%, in the prior year.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2020, 85.3% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.3% of the properties securing our CRE credits, while all other states accounted for 12.4%, combined.

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

Specialty Finance Loans and Leases

At December 31, 2020, specialty finance loans and leases totaled $3.0 billion or 7.1% of total loans held for investment, up $429.7 million or 16.6% compared to December 31, 2019.

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

During 2020, the Company originated $2.7 billion of specialty finance loans and leases, representing 21.0% of total originations compared to $2.8 billion during 2019, representing 26.4% of total originations.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

C&I Loans

In the twelve months ended December 31, 2020, C&I loans declined $26.8 million or 6.3% to $393.3 million, or 0.9% of total loans, and represented $393.0 million or 3.1% of the held-for-investment loans we produced.

In contrast to the loans produced by our specialty finance subsidiary, the C&I loans we produce are primarily made to small and mid-size businesses in the five boroughs of New York City and on Long Island. Such loans are tailored to meet the specific needs of our borrowers, and include term loans, demand loans, revolving lines of credit, and, to a much lesser extent, loans that are partly guaranteed by the Small Business Administration.

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

The interest rates on our C&I loans can be fixed or floating, with floating-rate loans being tied to prime or some other market index, plus an applicable spread. Our floating-rate loans may or may not feature a floor rate of interest. The decision to require a floor on C&I loans depends on the level of competition we face for such loans from other institutions, the direction of market interest rates, and the profitability of our relationship with the borrower.

Acquisition, Development, and Construction Loans

At December 31, 2020, ADC loans represented $89.8 million, or 0.2%, of total loans held for investment, as compared to $200.6 million, or 0.5%, at the prior year-end. Originations of ADC loans totaled $35.1 million in 2020, down from $91.4 million at December 31, 2019.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2020 and 2019, we did not recover any losses against guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

One-to-Four Family Loans

At December 31, 2020, one-to-four family loans represented $236.0 million, or 0.6%, of total loans held for investment, as compared to $380.4 million, or 0.91%, at the prior year-end. These loan balances include certain mixed-use CRE loans with less than five residential units being classified as one-to-four family loans. Other than these types of loans, we do not currently expect to originate traditional one-to-four family loans.

Other Loans

At December 31, 2020, other loans totaled $6.5 million and consisted primarily of consumer loans, most of which were overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Commercial Credit Committee and the Mortgage and Real Estate and Credit Committees of the Board, and the Board of Directors of the Bank.

All multifamily, CRE, ADC, and Specialty Finance loans regardless of amount and C&I loans in excess of $3.0 million are required to be presented to the Management Credit Committee for approval. Multifamily, CRE and C&I loans in excess of $5.0 million in new dollars to NYCB and Specialty Finance in excess of $15.0 million are also required to be presented to the Commercial Credit Committee and the Mortgage and Real Estate Committee of the Board, as applicable. All C&I loans less than or equal to $3.0 million are approved by the joint authority of lending officers.

All mortgage loans in excess of $50.0 million, Specialty Finance loans in excess of $15.0 million and all other C&I loans in excess of $5.0 million require approval by the Mortgage and Real Estate Committee or the

Credit Committee of the Board, as applicable. In addition, all loans of $20.0 million or more originated by the Bank continue to be reported to the Board of Directors.

The various Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

In 2020, 252 loans greater than $10.0 million were originated by the Bank, with an aggregate loan balance of $7.5 billion at origination. In 2019, by comparison, 146 loans greater than $10.0 million were originated, with an aggregate loan balance at origination of $4.1 billion.

At December 31, 2020 and 2019, the largest mortgage loan in our portfolio was a $329.0 million multi-family loan, which is collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2020:

	At December 31, 2020
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,773,567	24.12%	$3,150,097	46.08%
Brooklyn	5,996,421	18.60	545,413	7.98
Bronx	3,938,340	12.22	156,690	2.29
Queens	2,852,269	8.85	623,342	9.12
Staten Island	138,886	0.43	52,141	0.76
Total New York City	$20,699,483	64.22%	$4,527,683	66.23%
New Jersey	4,239,851	13.15	567,194	8.30
Long Island	554,451	1.72	738,304	10.80
Total Metro New York	$25,493,785	79.09%	$5,833,181	85.33%
Other New York State	964,536	2.99	154,915	2.27
All other states	5,778,064	17.92	847,667	12.40
Total	$32,236,385	100.00%	$6,835,763	100.00%

At December 31, 2020, the majority of our other loans held for investment, excluding specialty finance loans and leases, were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of loans held for investment at December 31, 2020. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$8,899,559	$1,964,141	$182,495	$80,952	$1,801,400	$12,928,547
After one year:
One to five years	20,999,897	4,132,378	50,963	4,628	1,490,930	26,678,796
Over five years	2,336,929	739,244	2,531	4,210	131,533	3,214,447
Total due or repricing after one year	23,336,826	4,871,622	53,494	8,838	1,622,463	29,893,243
Total amounts due or repricing, gross	$32,236,385	$6,835,763	$235,989	$89,790	$3,423,863	$42,821,790

The following table sets forth, as of December 31, 2020, the dollar amount of all loans held for investment that are due after December 31, 2021, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2021
(in thousands)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$4,839,645	$18,497,181	$23,336,826
Commercial real estate	1,160,769	3,710,853	4,871,622
One-to-four family	6,456	47,038	53,494
Acquisition, development, and construction	8,440	398	8,838
Total mortgage loans	6,015,310	22,255,470	28,270,780
Other loans	1,273,855	348,608	1,622,463
Total loans	$7,289,165	$22,604,078	$29,893,243

Loans Held for Sale

At December 31, 2020, we had $117.1 million of loans held for sale.  This balance consists entirely of Paycheck Protection Program (“PPP”) loans.  The Company is a participant in the Small Business Administration Paycheck Protection Program, a loan program established to help consumers and small businesses. The original funding was fully allocated by mid-April, and additional funding was made available on April 24, 2020, under the Paycheck Protection Program and Health Care Enhancement Act and an additional round of financing resumed in January 2021.  We did not have any loans held for sale as of December 31, 2019.

Loan Origination Analysis

The following table summarizes our production of loans held for investment in the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020		2019
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originated for Investment:
Multi-family	$8,711,586	67.78%	$5,981,700	56.44%
Commercial real estate	958,193	7.45	1,226,272	11.57
One-to-four family residential	58,258	0.45	102,829	0.97
Acquisition, development, and construction	35,099	0.27	91,400	0.86
Total mortgage loans originated for investment	9,763,136	75.95	7,402,201	69.84
Other Loans Originated for Investment:
Specialty finance	2,694,459	20.95	2,799,962	26.42
Other commercial and industrial	393,035	3.10	391,702	3.70
Other	3,998	0.00	4,200	0.04
Total other loans originated for investment	3,091,492	24.05	3,195,864	30.16
Total loans originated for investment	$12,854,628	100.00%	$10,598,065	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the five years ended December 31, 2020:

	At December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Non- Covered Loans	Amount	Percent of Total Loans	Percent of Non- Covered Loans
Mortgage Loans:
Multi-family	$32,236,385	75.07%	$31,158,672	74.46%	$29,883,919	74.46%	$28,074,709	73.12%	$26,945,052	68.28%	71.35%
Commercial real estate	6,835,763	15.92%	7,081,910	16.93	6,998,834	17.44	7,322,226	19.07	7,724,362	19.57	20.45
One-to-four family	235,989	0.55%	380,361	0.91	446,094	1.11	477,228	1.24	381,081	0.97	1.01
Acquisition, development, and construction	89,790	0.21%	200,596	0.48	407,870	1.02	435,825	1.14	381,194	0.97	1.01
Total mortgage loans	39,397,927	91.75%	38,821,539	92.78	37,736,717	94.03	36,309,988	94.57	35,431,689	89.79	93.82
Other Loans:
Specialty finance	3,024,043	7.04%	2,594,326	6.20	1,918,545	4.78	1,539,733	4.01	1,267,530	3.21	3.36
Other commercial and industrial	393,300	0.92%	420,052	1.00	469,875	1.17	500,841	1.31	632,915	1.60	1.68
Other loans	6,520	0.02%	8,102	0.02	8,724	0.02	8,460	0.02	24,067	0.06	0.06
Total other loans	3,423,863	7.98%	3,022,480	7.22	2,397,144	5.97	2,049,034	5.34	1,924,512	4.87	5.10
Total loans held for investment (non-covered)	$42,821,790	99.73%	$41,844,019	100.00	$40,133,861	100.00	$38,359,022	99.91	$37,356,201	94.66	98.92
Loans held for sale	117,136	0.27%	—	—	—	—	35,258	0.09	409,152	1.04	1.08
Total loans (non-covered)	$42,938,926	100.00%	$41,844,019	100.00%	$40,133,861	100.00%	$38,394,280	100.00	$37,765,353	95.70	100.00%
Covered loans	—		—		—	—	—	—	1,698,133	4.30
Total loans	$42,938,926		$41,844,019		$40,133,861	100.00%	$38,394,280	100.00%	$39,463,486	100.00%
Net deferred loan origination costs	61,808		50,136		32,047		28,949		26,521
Allowance for losses on non-covered loans	(194,043)		(147,638)		(159,820)		(158,046)		(158,290)
Allowance for losses on covered loans	—		—		—		—		(23,701)
Total loans and leases, net	$42,806,691		$41,746,517		$40,006,088		$38,265,183		$38,308,016

Outstanding Loan Commitments

At December 31, 2020 and 2019, we had outstanding loan commitments of $2.5 billion and $2.0 billion, respectively. We also had commitments to issue letters of credit totaling $375.9 million and $509.9 million at December 31, 2020 and 2019, respectively. The fees we collect in connection with the issuance of letters of credit are included in “Fee income” in the Consolidated Statements of Income and Comprehensive Income.

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

Asset Quality

Loans Held for Investment and Repossessed Assets

Total NPAs were $46.1 million or 0.08% of total assets at December 31, 2020, down 37.3% or $27.4 million compared to $73.5 million or 0.14% of total assets at December 31, 2019. Total non-accrual mortgage loans declined $4.1 million to $17.9 million, while other non-accrual loans, consisting mainly of taxi medallion-related loans, declined $19.4 million to $19.9 million compared to $39.3 million at December 31, 2019. Included in these amounts were non-accrual taxi medallion-related loans of $18.6 million and $30.4 million, respectively.

Repossessed assets totaled $8.3 million, down $4.0 million or 32.2% compared to the balance at December 31, 2019. As is the case with other non-accrual loans, the majority of the Company’s repossessed assets consist of taxi medallions. Taxi medallions represented $6.5 million of total repossessed assets at December 31, 2020 compared to $10.3 million at December 31, 2019.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2019 to December 31, 2020:

			Change from December 31, 2019 to December 31, 2020
(dollars in thousands)	December 31, 2020	December 31, 2019	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$4,068	$5,407	$(1,339)	(25)%
Commercial real estate	12,142	14,830	(2,688)	(18)
One-to-four family	1,696	1,730	(34)	(2)
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	17,906	21,967	(4,061)	(18)
Non-accrual other loans (1)	19,879	39,276	(19,397)	(49)
Total non-performing loans	$37,785	$61,243	$(23,458)	(38)

(1)	Includes $18.6 million and $30.4 million of non-accrual taxi medallion-related loans at December 31, 2020 and 2019, respectively.

At the end of this December, taxi medallion-related loans totaled $25.1 million, representing 0.06% of our total held-for-investment loan portfolio. Last December, taxi medallion-related loans totaled $55.0 million, representing 0.18% of our total held-for-investment loan portfolio

The following table sets forth the changes in non-performing loans over the twelve months ended December 31, 2020:

(in thousands)
Balance at December 31, 2019	$61,243
New non-accrual	13,328
Charge-offs	(21,861)
Transferred to repossessed assets	(165)
Loan payoffs, including dispositions and principal pay-downs	(12,459)
Restored to performing status	(2,301)
Balance at December 31, 2020	$37,785

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2020 and 2019, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2020. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2020 to December 31, 2019:

			Change from December 31, 2019 to December 31, 2020
(dollars in thousands)	December 31, 2020	December 31, 2019	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$4,091	$1,131	$2,960	262%
Commercial real estate	9,989	2,545	7,444	292
One-to-four family	1,575	—	1,575	NM
Acquisition, development, and construction	—	—	-	NM
Other loans	3	44	(41)	-93
Total loans 30-89 days past due	$15,658	$3,720	$11,938	321%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. In 2020, we recorded net charge-offs of $18.8 million, as compared to net charge-offs of $19.3 million in the prior year. Taxi medallion-related net charge-offs accounted for $11.9 million of this year’s amount and $10.2 million of last year’s amount.

Partially reflecting the net charge-offs noted above, and the provision of $63.3 million for the allowance for loan losses, the allowance for losses on loans increased $46.4 million, equaling $194.0 million at the end of this December from $147.6 million at December 31, 2019. Reflecting the decrease in non-performing loans cited earlier in this discussion, the allowance for credit losses represented 513.55% of non-performing loans at December 31, 2020, as compared to 241.07% at the prior year-end.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on loans was appropriate at that date.

The following table presents information about our five largest non-performing loans at December 31, 2020:

(Dollars in thousands)	Loan No. 1	Loan No. 2 (2)	Loan No. 3 (2)	Loan No. 4 (2)	Loan No. 5
Type of Loan	CRE	Multi-Family	C&I	CRE	CRE
Origination date	06/20/14	1/17/12	4/29/14	6/16/03	06/01/16
Origination balance	$9,750	$2,850	$13,325	$1,800	$1,275
Full commitment balance (1)	$9,750	$2,850	$13,325	$1,800	$1,275
Balance at December 31, 2020	$8,235	$1,830	$1,764	$1,256	$1,215
Associated allowance	$3	$264	None	None	$177
Non-accrual date	October 2019	August 2019	June 2017	October 2015	August 2020
Origination LTV	65%	21%	N/A	68%	55%
Current LTV	90%	12%	N/A	40%	70%
Last appraisal	September 2020	December 2019	N/A	August 2020	August 2020

(1)	There are no funds available for further advances on the five largest non-performing loans.
(2)	Loan is a Troubled Debt Restructure.

The following is a description of the five loans identified in the preceding table. It should be noted that allocations for the loan loss allowance was not required for any loan listed, as determined by using the present value of expected cash flows method in ASC 310-10-35.

No. 1 -	The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 8,566 square foot, retail condo unit located in New York, New York.
No. 2 -

The borrower is an owner of real estate and is based in New Jersey.  The loan is collateralized by two contiguous multi-family buildings containing 44 residential units and 4 commercial units, located in Atlantic City, NJ. An updated appraisal has been ordered.

No. 3 -	The borrower is an owner of a finance company in New York. The loan is collateralized by various taxi medallions in New York, and Chicago, Illinois.
No. 4 -	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a 19,508 square foot commercial building in Woodhaven, New York.
No. 5 -	The borrower is an owner of real estate and is based in New York. This loan is collateralized by a four story, multi-family building containing 8 residential units located in Brooklyn, NY.

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

At December 31, 2020, loans modified as TDRs totaled $34.3 million, including accruing loans of $15.0 million and non-accrual loans of $19.3 million. At the prior year-end, loans modified as TDRs totaled $40.5 million, including accruing loans of $1.3 million and non-accrual loans of $39.2 million.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the twelve months ended December 31, 2020:

(in thousands)	Accruing	Non- Accrual	Total
Balance at December 31, 2019	$1,254	$39,245	$40,499
New TDRs	15,119	5,910	21,029
Charge-offs	—	(17,344)	(17,344)
Transferred to performing	—	(481)	(481)
Loan payoffs, including dispositions and principal pay-downs	(1,406)	(8,012)	(9,418)
Balance at December 31, 2020	$14,967	$19,318	$34,285

Loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $18.1 million and $32.7 million, respectively, at December 31, 2020 and 2019; loans in connection with which forbearance agreements were reached amounted to $16.2 million and $7.8 million at the respective dates.

Based on the number of loans performing in accordance with their revised terms, our success rate for restructured CRE loans was 100%; for one-to-four loans it was 33% at the end of this December; our success rate for other loans was 18%, at that date.

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2020, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

For additional information about our TDRs at December 31, 2020 and 2019, see the discussion of “Asset Quality” in Note 5, “Loans and Leases” in Item 8, “Financial Statements and Supplementary Data.”

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2020 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

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

Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration or (B) December 31, 2020. In December 2020, Congress amended the CARES Act through the Consolidated Appropriations Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending TDR relief under the CARES Act until the earlier of December 31, 2021, or 60 days following the termination of the national emergency.

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

As of December 31, 2020, multi-family and CRE full payment (interest and principal) deferrals totaled $80.4 million or 0.2% of their respective portfolios, compared to $5.9 billion, or 15.5% of their respective portfolios as of June 30, 2020. Additionally, the Bank entered into $2.5 billion of principal-only deferrals with borrowers, under essentially the same terms as the full-payment deferral program, except that these borrowers are paying the interest due each on their loans, while deferring the principal. Including these principal-only deferrals, total multi-family and CRE deferrals were $2.6 billion at December 31, 2020 or 6.5% of their respective portfolios, and 6.1% of the entire loan portfolio.

As of December 31, 2020, 99.8% of these deferrals returned to payment status, while the remaining 0.2% or $14.1 million have come off deferral but are still due for their first payment.  We continue to work with these borrowers on a case-by-case basis to provide additional assistance, if needed, in line with regulatory guidance and the CARES Act.

The following tables reflect, as of December 31, 2020 the aggregate amount of full-payment multi-family and CRE deferred loans by various categories:

	Total Deferred	Total Portfolio	Deferred as a% of Total Portfolio
(in millions)
Multi-family	$74.3	$32,156.5	0.2%
CRE	6.1	6,836.1	0.1%
Total	$80.4	$38,992.6	0.2%

	Amount in Deferral	Outstanding Balance	Deferred as a% of Outstanding Balance	Weighted- Average LTV
(in millions)
Multi-family	$74.3	$32,156.5	0.2%	60.1%
CRE:
Office	$-	$3,322.2	NA	NA
Retail	1.3	1,803.4	0.1%	45.2%
Mixed use	0.8	684.3	0.1%	57.2%
Condo/ Co-op	2.7	262.8	1.0%	42.2%
Industrial	1.3	289.8	0.4%	42.6%
Other	-	473.6	NA	NA
Sub-total CRE	$6.1	$6,836.1	0.1%	44.9%
Total multi-family and CRE	$80.4	$38,992.6	0.2%	59.0%

Additionally, the allowance for credit losses on accrued interest receivable on loans, including loans in the deferral program, was $1.0 million, as of December 31, 2020.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for losses on loans, our non-performing assets, and our loans 30 to 89 days past due at each year-end in the five years ended December 31, 2020. The 2016 amounts exclude covered loans, covered OREO, and non-covered Purchased Credit-impaired (“PCI”) loans.

Covered loans and non-covered PCI loans are considered to be performing due to the application of the yield accretion method. Therefore, covered loans and non-covered PCI loans are not reflected in the amounts or ratios provided in this table.

	At or for the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for Credit Losses on Loans and Leases:
Balance at beginning of year	$147,638	$159,820	$158,046	$156,524	$145,196
CECL day 1 transition adjustment	1,911	-	-	-	-
Adjusted allowance for credit losses at January 1	149,549	159,820	158,046	156,524	145,196
Provision for losses on non-covered loans	63,279	7,105	18,256	60,943	12,036
Recovery from allowance on PCI loans	—	—	—	1,766	—
Charge-offs:
Multi-family	—	(659)	(34)	(279)	—
Commercial real estate	(1,870)	—	(3,191)	—	—
One-to-four family residential	(2)	(954)	—	(96)	(170)
Acquisition, development, and construction	—	—	(2,220)	—	—
Other loans	(20,306)	(18,694)	(12,897)	(62,975)	(3,413)
Total charge-offs	(22,178)	(20,307)	(18,342)	(63,350)	(3,583)
Recoveries:
Multi family	755	—	—	28	78
Commercial real estate	354	—	137	408	799
One-to-four family residential	—	—	—	—	228
Acquisition, development and construction	63	61	127	169	167
Other loans	2,221	959	1,596	1,558	1,603
Total recoveries	$3,393	$1,020	$1,860	$2,163	$2,875
Net (charge-offs) recoveries	(18,785)	(19,287)	(16,482)	(61,187)	(708)
Balance at end of year	$194,043	$147,638	$159,820	$158,046	$156,524
Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$4,068	$5,407	$4,220	$11,078	$13,558
Commercial real estate	12,142	14,830	3,021	6,659	9,297
One-to-four family residential	1,696	1,730	1,651	1,966	9,679
Acquisition, development, and construction	—	—	—	6,200	6,200
Total non-accrual mortgage loans	17,906	21,967	8,892	25,903	38,734
Non-accrual other loans	19,879	39,276	36,614	47,779	17,735
Loans 90 days or more past due and still accruing interest	—	—	—	—	—
Total non-performing loans (1)	$37,785	$61,243	$45,506	$73,682	$56,469
Repossessed assets (2)	8,318	12,268	10,794	16,400	11,607
Total non-performing assets	$46,103	$73,511	$56,300	$90,082	$68,076
Asset Quality Measures:
Non-performing loans to total loans	0.09%	0.15%	0.11%	0.19%	0.15%
Non-performing assets to total assets	0.08%	0.14	0.11	0.18	0.14
Allowance for credit losses on loans to non-performing loans	513.55	241.07	351.21	214.50	277.19
Allowance for credit losses on loans to total loans	0.45	0.35	0.40	0.41	0.42
Net charge-offs (recoveries) during the period to average loans outstanding during the period (3)	0.04	0.05	0.04	0.16	0.0
Loans 30-89 Days Past Due:
Multi-family	$4,091	$1,131	$—	$1,258	$28
Commercial real estate	9,989	2,545	—	13,227	—
One-to-four family residential	1,575	—	9	585	2,844
Acquisition, development, and construction	—	—	—	—	—
Other loans	3	44	555	2,719	7,511
Total loans 30-89 days past due (4)	$15,658	$3,720	$564	$17,789	$10,383

(1)

The December 31, 2016 amounts exclude loans 90 days or more past due of $131.5 million, that are covered by FDIC loss sharing agreements. The December 31, 2016 amount also excludes $869,000 of non-covered PCI loans.

(2)	The December 31, 2016 amount excludes OREO of $17.0 million that were covered by FDIC loss sharing agreements.
(3)	Average loans for 2016 includes covered loans.

(4)

The December 31, 2016 amount excludes loans 30 to 89 days past due of $22.6 million that are covered by FDIC loss sharing agreements. The December 31, 2016 amount also excludes $6,000 of non-covered PCI loans. There were no non-covered PCI loans 30 to 89 days past due at any of the prior year-ends.

The following table sets forth the allocation of the consolidated allowance for losses on loans, excluding the allowance for losses on non-covered PCI loans, at each year-end for the five years ended December 31, 2020:

	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Non- Covered Loans Held for Investment
Multi-family loans	$150,345	75.28%	$96,751	74.46%	$98,972	74.46%	$93,651	73.19%	$91,590	72.13%
Commercial real estate loans	23,525	15.96	20,744	16.93	19,934	17.44	20,572	19.09	20,943	20.68
One-to-four family residential loans	1,440	0.55	1,051	0.91	1,333	1.11	1,360	1.24	1,484	1.02
Acquisition, development, and construction loans	1,229	0.21	4,148	0.48	10,744	1.02	12,692	1.14	9,908	1.02
Other loans	17,504	8.00	24,944	7.22	28,837	5.97	29,771	5.34	32,599	5.15
Total loans	$194,043	100.00%	$147,638	100.00%	$159,820	100.00%	$158,046	100.00%	$156,524	100.00%

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

The following table presents a geographical analysis of our non-performing loans at December 31, 2020:

(in thousands)
New York	$34,703
New Jersey	2,218
All other states	864
Total non-performing loans	$37,785

Securities

Total securities were $5.8 billion, or 10.4%, of total assets at the end of this December, as compared to $5.9 billion, or 11.0%, of total assets at December 31, 2019. During the second quarter of 2017, we reclassified our entire securities portfolio as “Available-for-Sale”. Accordingly, at December 31, 2020 and December 31, 2019, we had no securities designated as “Held-to-Maturity”. At December 31, 2020, 29% of the securities portfolio was tied to floating rates, 28% of which is currently at floating rates, mainly one and three month LIBOR and prime.

At December 31, 2020, available-for-sale securities were $5.8 billion and had an estimated weighted average life of 4.9 years. Included in the year-end amount were mortgage-related securities of $3.0 billion and other debt securities of $2.8 billion.

At the prior year-end, available-for-sale securities were $5.9 billion, and had an estimated weighted average life of 4.4 years. Mortgage-related securities accounted for $3.4 billion of the year-end balance, with other debt securities accounting for the remaining $2.5 billion.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations and U.S. Treasury obligations. At December 31, 2020 and 2019, GSE obligations and U.S. Treasury obligations together represented 81.9% and 82.6% of total securities, respectively. The remainder of the portfolio at those dates was comprised of corporate bonds, foreign notes, capital trust notes, asset-backed securities, and municipal obligations.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock. At December 31, 2020, the Bank held FHLB-NY stock in the amount of $714.0 million. At December 31, 2019, the Bank held FHLB-NY stock in the amount of $647.6 million. Dividends from the FHLB-NY to the Bank totaled $36.3 million and $39.5 million, respectively, in 2020 and 2019.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $19.1 million year-over-year to $1.2 billion at December 31, 2020.

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

In 2020, loan repayments and sales generated cash flows of $11.9 billion, as compared to $8.9 billion in 2019. Cash flows from repayments accounted for $11.9 billion and $8.8 billion of the respective totals and cash flows from sales accounted for $3.1 million and $115.3 million, of the respective totals.

In 2020, cash flows from the repayment and sale of securities respectively totaled $2.1 billion and $483.9 million, while the purchase of securities amounted to $2.5 billion for the year. By comparison, cash flows from the repayment and sale of securities totaled $2.0 billion and $361.3 million, respectively, in 2019, and were offset by the purchase of securities totaling $2.5 billion.

In 2020, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Total deposits increased $779.7 million or 2.5% on a year-over-year basis to $32.4 billion. Deposit growth was driven by growth in savings accounts and non-interest bearing accounts and offset by a decline in CDs. Compared to the fourth quarter of last year, CDs declined $3.9 billion or 27.3% to $10.3 billion, while savings accounts increased $1.6 billion or 34.2% to $6.4 billion and interest bearing checking and money market accounts increased over the same timeframe by $2.4 billion or 23.3% to $12.6 billion.

While the vast majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations), institutional deposits and municipal deposits are also part of our deposit mix. Retail deposits rose $429.4 million year-over-year to $24.8 billion, while institutional deposits rose $150.1 million to $1.3 billion at year-end. Municipal deposits represented $1.0 billion of total deposits at the end of this December, a $19.5 million increase from the balance at December 31, 2019.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $5.3 billion of our deposits at the end of this December, compared to $5.2 billion at December 31, 2019. Brokered money market accounts represented $3.0 billion of total brokered deposits at December 31, 2020 and $1.5 billion at December 31, 2019; brokered interest-bearing checking accounts represented $1.3 billion and $1.2 billion, respectively, at the corresponding dates. At December 31, 2020, we had $1.0 billion of brokered CDs, compared to $2.5 billion at December 31, 2019.

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings and consist of FHLB-NY advances, repurchase agreements, and federal funds purchased, and, to a lesser extent, junior subordinated debentures and subordinated notes. At December 31, 2020, total borrowed funds increased $1.5 billion or 10.5% to $16.1 billion compared to the balance at December 31, 2019. The bulk of the year-over-year increase was driven by a $1.5 billion or 11.0% increase in the balance of wholesale borrowings.

Wholesale Borrowings

Wholesale borrowings totaled $15.4 billion and $13.9 billion, respectively, at December 31, 2020 and 2019, representing 27.4% and 25.9% of total assets at the respective dates. FHLB-NY advances accounted for $14.6 billion of the year-end 2020 balance, as compared to $13.1 billion at the prior year-end. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. (For more information regarding our FHLB-NY advances, see the discussion that appears earlier in this report regarding our membership and our ownership of stock in the FHLB-NY.) At December 31, 2020 and 2019, $8.3 billion of our wholesale borrowings had callable features.

Also included in wholesale borrowings were repurchase agreements of $800.0 million at December 31, 2020 and 2019. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at agreed-upon prices and dates.

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

We had no federal funds purchased at both December 31, 2020 and 2019.

Junior Subordinated Debentures

Junior subordinated debentures totaled $360.3 million at December 31, 2020, slightly higher than the balance at the prior year-end reflecting discount accretion.

Subordinated Notes

At December 31, 2020, the balance of subordinated notes was $295.6 million, relatively unchanged from December 31, 2019.

See Note 9, “Borrowed Funds,” in Item 8, “Financial Statements and Supplementary Data” for a further discussion of our wholesale borrowings, our junior subordinated debentures and subordinated debt.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments, and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $1.9 billion and $741.9 million, respectively, at December 31, 2020 and 2019. As in the past, our loan and securities portfolios provided meaningful liquidity in 2020, with cash flows from the repayment and sale of loans totaling $8.1 billion and cash flows from the repayment and sale of securities totaling $2.5 billion.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2020, our available borrowing capacity with the FHLB-NY was $7.3 billion. In addition, the Bank had available-for-sale securities of $5.8 billion, of which, $4.6 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. At December 31, 2020, the maximum amount the Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings against these lines of credit at December 31, 2020.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $12.9 billion in 2020. During this time, the net cash used in investing activities totaled $1.0 billion; the net cash provided by our operating activities totaled $334.2 million. Our financing activities provided net cash of $1.9 billion.

CDs due to mature or reprice in one year or less from December 31, 2020 totaled $9.1 billion, representing 88% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2020, the Bank paid dividends totaling $380.0 million to the Parent Company, leaving $301.6 million that it could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2020 included $151.2 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2020, we had CDs of $10.3 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $13.8 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition and totaled $351.0 million at December 31, 2020.

Contractual Obligations

The following table sets forth the maturity profile of the aforementioned contractual obligations as of December 31, 2020:

(in thousands)	Certificates of Deposit	Long-Term Debt (1)	Operating Leases(2)	Total
One year or less	$9,120,243	$1,022,661	$26,961	$10,169,865
One to three years	1,022,024	3,075,000	51,539	4,148,563
Three to five years	188,098	800,000	48,997	1,037,095
More than five years	315	8,935,883	223,503	9,159,701
Total	$10,330,680	$13,833,544	$351,000	$24,515,224

(1)	Includes FHLB advances, repurchase agreements, junior subordinated debentures, and subordinated notes.
(2)	Excludes imputed interest of $84.2 million.

At December 31, 2020, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $2.9 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

The following table summarizes our off-balance sheet commitments to extend credit in the form of loans and letters of credit at December 31, 2020:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$310,261
One-to-four family	801
Acquisition, development, and construction	100,599
Total mortgage loan commitments	$411,661
Other loan commitments (1)	2,063,559
Total loan commitments	$2,475,220
Commercial, performance stand-by, and financial stand-by letters of credit	375,876
Total commitments	$2,851,096

(1)	Includes unadvanced lines of credit.

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these obligations and commitments when they are due.

At December 31, 2020, we had commitments to purchase securities totaling $19.8 million.

Capital Position

Total stockholders’ equity rose $130.0 million, or 1.9%, year-over-year to $6.8 billion; common stockholders’ equity represented 11.26% of total assets and a book value per common share of $13.66 at December 31, 2020. At the prior year-end, total stockholders’ equity totaled $6.7 billion, and common stockholders’ equity represented 11.57% of total assets and a book value per common share of $13.29.

On a non-GAAP basis, tangible common stockholders’ equity increased $130.0 million year-over-year to $3.9 billion. The year-end 2020 balance represented 7.26% of tangible common assets and a tangible common book value per common share of $8.43. At the prior year-end, tangible common stockholders’ equity totaled $3.8 billion, representing 7.39% of tangible common assets and a tangible common book value per common share of $8.09.

We calculate tangible common stockholders’ equity by subtracting the amount of goodwill and preferred stock recorded at the end of a period from the amount of stockholders’ equity recorded at the same date. Goodwill totaled $2.4 billion at December 31, 2020 and 2019 while preferred stock was $502.8 million at the end of 2020 and 2019. (See the discussion and reconciliations of stockholders’ equity and tangible common stockholders’ equity, total assets and tangible assets, and the related financial measures that appear on the last page of this discussion and analysis of our financial condition and results of operations.)

Stockholders’ equity and tangible common stockholders’ equity both include AOCL, which is comprised of the net unrealized gain or loss on available-for-sale securities; the net unrealized gain on cash flow hedges; and the Company’s pension and post-retirement obligations at the end of a period. In the twelve months ended December 31, 2020 and 2019, AOCL totaled $25.5 million and $32.8 million, respectively. The decrease in AOCL was largely the net effect of a $33.9 million decrease in net loss on cash flow hedges to $33.0 million and a $41.4 million increase in  the net unrealized gain on securities available for sale recorded at the end of this December compared to December 31, 2019.

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2020 and 2019:

At December 31, 2020	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,962,399	9.72%	4.50%
Tier 1 risk-based capital	4,465,239	10.95	6.00
Total risk-based capital	5,289,611	12.97	8.00
Leverage capital	4,465,239	8.52	4.00

At December 31, 2019	Actual		Minimum
(dollars in thousands)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,818,311	9.91%	4.50%
Tier 1 risk-based capital	4,321,151	11.22	6.00
Total risk-based capital	5,111,990	13.27	8.00
Leverage capital	4,321,151	8.66	4.00

At December 31, 2020, the capital ratios for the Company and the Bank continued to exceed the levels required for classification as “well capitalized” institutions, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 19, “Capital,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2020 AS COMPARED TO 2019

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

The cost of our deposits and borrowed funds is largely based on short-term rates of interest, the level of which is partially impacted by the actions of the FOMC. The FOMC reduces, maintains, or increases the target federal funds rate (the rate at which banks borrow funds overnight from one another) as it deems necessary. During 2019, the FRB increased its target for the federal funds rate by 100 bp to a range of 2.25% - 2.50%. However, during 2020, in response to the global COVID-19 pandemic, the FRB took a number of actions to support the flow of credit to businesses and households. The actions included a reduction in the target range for the federal funds rate to 0% - 0.25%.

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

For the twelve months ended December 31, 2020, net interest income increased $142.7 million or 14.9% to $1.1 billion. Total interest income declined $97.2 million or 5.4% for the twelve months ended December 31, 2020, while total interest expense dropped $239.9 million or 28.3% for the same time period.

Year-Over-Year Comparison

The following factors contributed to the year-over-year increase in net interest income:

•

Interest income on loans declined a modest $10.8 million or 0.7% due to an 18 bp decline in the average loan yield to 3.67% compared to 3.85%. However, this was largely offset by loan growth. Average loans during 2020 rose $1.6 billion or 4.1% to $42.0 billion in 2020 compared to $40.4 billion in 2019.

•

Interest income on the securities portfolio declined more than the interest income on loans driven by both a lower average balance and lower yields, given the low interest rate environment in place for most of the year. Interest income on securities decreased $72.9 million or 30.9%, while average securities declined $365.0 million or 5.8% to $6.0 billion and the average yield declined 99 bp to 2.73%.

•

Interest expense on average interest-bearing deposits declined significantly mainly the result of a lower average cost of deposits due to the low interest rate environment. The average cost of interest-bearing deposits decreased 78 bp to 1.06% while the average balance of $28.9 billion stayed relatively unchanged.

•

Interest expense on borrowed funds declined $15.6 million or 4.9% driven by a 34 bp decline in the average cost to 2.03%, offset by a $1.4 billion or 10.7% increase in the average balance to $14.8 billion.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. At 2.24%, the margin was 22 basis points wider than the margin recorded for full-year 2019. Adjusted net interest margin is a non-GAAP financial measure, as more fully discussed below.

	For the Twelve Months Ended
(dollars in thousands)	December 31, 2020		December 31, 2019		Change (%)
Total Interest Income	$1,707,993		$1,805,160		-5%
Prepayment Income:
Loans	$52,096		$48,884		7%
Securities	2,354		5,304		-56%
Total prepayment income	$54,450		$54,188		0%
GAAP Net Interest Margin	2.24%		2.02%		22	bp
Less:
Prepayment income from loans	11	bp	11	bp	0	bp
Prepayment income from securities	—		1		-1	bp
Total prepayment income contribution to net interest margin	11	bp	12	bp	-1	bp
Adjusted Net Interest Margin (non-GAAP)	2.13%		1.90%		23	bp

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

Net Interest Income Analysis

	For the Years Ended December 31,
	2020			2019			2018
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$42,027,435	$1,542,215	3.67%	$40,384,573	$1,553,004	3.85%	$39,122,724	$1,467,944	3.75%
Securities (2)(3)	5,964,896	162,729	2.73	6,329,898	235,596	3.72	4,819,789	184,136	3.82
Interest-earning cash and cash equivalents	1,108,446	3,049	0.28	744,204	16,560	2.23	1,955,837	37,593	1.92
Total interest-earning assets	49,100,777	1,707,993	3.48	47,458,675	1,805,160	3.80	45,898,350	1,689,673	3.68
Non-interest-earning assets	5,008,260			4,650,420			4,314,990
Total assets	$54,109,037			$52,109,095			$50,213,340
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$10,965,099	$56,939	0.52%	$10,597,285	$174,347	1.65%	$12,033,213	$167,972	1.40%
Savings accounts	5,519,963	31,650	0.57	4,737,423	35,705	0.75	4,902,728	28,994	0.59
Certificates of deposit	12,412,183	217,413	1.75	13,532,036	320,234	2.37	10,236,599	182,383	1.78
Total interest-bearing deposits	28,897,245	306,002	1.06	28,866,744	530,286	1.84	27,172,540	379,349	1.40
Borrowed funds	14,833,142	301,849	2.03	13,393,837	317,474	2.37	13,454,912	279,329	2.08
Total interest-bearing liabilities	43,730,387	607,851	1.39	42,260,581	847,760	2.01	40,627,452	658,678	1.62
Non-interest-bearing deposits	2,956,563			2,588,040			2,550,163
Other liabilities	713,961			596,488			252,804
Total liabilities	47,400,911			45,445,109			43,430,419
Stockholders’ equity	6,708,126			6,663,986			6,782,921
Total liabilities and stockholders’ equity	$54,109,037			$52,109,095			$50,213,340
Net interest income/interest rate spread		$1,100,142	2.09%		$957,400	1.79%		$1,030,995	2.06%
Net interest margin			2.24%			2.02%			2.25%
Ratio of interest-earning assets to interest-bearing liabilities			1.12			1.12x			1.13x

(1)	Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale non-performing loans.
(2)	Amounts are at amortized cost.
(3)	Includes FHLB stock.

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

Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2020			December 31, 2019
	Compared to Year Ended			Compared to Year Ended
	December 31, 2019			December 31, 2018
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$86,306	$(97,095)	$(10,789)	$48,012	$37,048	$85,060
Securities and interest-earning cash and cash equivalents	(27)	(86,351)	(86,378)	10,056	20,371	30,427
Total	86,279	(183,446)	(97,167)	58,068	57,419	115,487
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$6,273	$(123,681)	$(117,408)	$(12,836)	$19,211	$6,375
Savings accounts	9,045	(13,100)	(4,055)	(940)	7,651	6,711
Certificates of deposit	(24,838)	(77,983)	(102,821)	68,257	69,594	137,851
Borrowed funds	49,364	(64,989)	(15,625)	(1,262)	39,407	38,145
Totals	39,844	(279,753)	(239,909)	53,219	135,863	189,082
Change in net interest income	$46,435	$96,307	$142,742	$4,849	$(78,444)	$(73,595)

Provision for Credit Losses

The provision for credit losses for 2020 was calculated using the CECL methodology, while the year-ago provision for credit losses was calculated using the “incurred loss” methodology. The CECL methodology reflects the impact of a deterioration in forecasted, future economic conditions due to the COVID-19 pandemic.

During 2020, the provision for credit losses totaled $62.2 million, up $55.1 million compared to the $7.1 million we reported during 2019.  For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, see the discussion of the loan loss allowance under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on sales of securities; and “other” sources, including the revenues produced through the sale of third-party investment products.

For the twelve months ended December 31, 2020, non-interest income totaled $61.1 million, down $23.2 million or 27.5% compared to the $84.2 million for the twelve months ended December 31, 2019. This was largely due to a decrease in fee income, as the Company waived certain retail banking fees during the year due to the COVID-19 pandemic. Included in the full-year 2020 period were net gains on securities of $1.3 million compared to a net gain on securities of $7.7 million in full-year 2019. Also during 2019, the Company recorded a branch sale-leaseback gain of $7.9 million, related to a property in Florida.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income in the twelve months ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
(in thousands)	2020	2019	2018
Fee income	$22,026	$29,297	$29,765
BOLI income	31,750	28,363	28,252
Net gain (loss) on securities	1,265	7,725	(1,994)
Other income:
Third-party investment product sales	4,351	6,468	12,474
Other	1,688	12,377	23,061
Total other income	6,039	18,845	35,535
Total non-interest income	$61,080	$84,230	$91,558

Non-Interest Expense

For the twelve months ended December 31, 2020 total non-interest expense was $511.2 million unchanged compared to the amount for the twelve months ended December 31, 2019.  Included in the 2020 amount is a $4.4 million lease termination benefit, while, in 2019, non-interest expense included $10.4 million of certain items related to severance costs and branch rationalization costs.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we operate our branches and/or conduct our mortgage banking business.

For the twelve months ended December 31, 2020, income tax expense totaled $76.7 million compared to $128.3 million for the twelve months ended December 31, 2019. This translates into an effective tax rate of 13.05% in 2020 and 24.51% in 2019. Full-year 2020 results were impacted by a $68.4 million income tax benefit related to certain tax provisions for corporations under the CARES Act. Excluding the impact of the tax benefits, the effective tax rate in 2020, on a non-GAAP basis, was 24.69% compared to 24.51% in 2019.

RESULTS OF OPERATIONS: 2019 AS COMPARED TO 2018

The results of operations comparison of 2019 compared to 2018 can be found in the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2019 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”- Results of Operations: 2019 As Compared to 2018.”

QUARTERLY FINANCIAL DATA

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2020 and 2019:

	2020				2019
(in thousands, except per share data)	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Net interest income	$307,917	$281,886	$265,872	$244,467	$242,470	$235,915	$237,690	$241,325
Provision for (recovery of) loan losses	11,036	13,016	17,574	20,602	1,702	4,781	1,844	(1,222)
Non-interest income	15,033	13,768	15,380	16,899	17,462	24,386	17,597	24,785
Non-interest expense	133,568	128,508	123,593	125,521	126,097	123,302	123,052	138,767
Income before income taxes	178,346	154,130	140,085	115,243	132,133	132,218	130,391	128,565
Income tax (benefit) expense	(11,318)	38,360	34,738	14,915	30,959	33,172	33,145	30,988
Net income	189,664	115,770	105,347	100,328	101,174	99,046	97,246	97,577
Preferred stock dividends	8,207	8,207	8,207	8,207	8,207	8,207	8,207	8,207
Net income available to common shareholders	$181,457	$107,563	$97,140	$92,121	$92,967	$90,839	$89,039	$89,370
Basic earnings per common share	$0.39	$0.23	$0.21	$0.20	$0.20	$0.19	$0.19	$0.19
Diluted earnings per common share	$0.39	$0.23	$0.21	$0.20	$0.20	$0.19	$0.19	$0.19

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards

In January 2021, the FASB issued ASU No. 2021-01, an update to ASU 2020-04, which clarifies the scope of the optional relief for reference rate reform provided by ASC Topic 848. The ASU permits entities to apply certain of the optional practical expedients and exceptions in ASC 848 to the accounting for derivative contracts and hedging activities that may be affected by changes in interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest (the “discounting transition”). These optional practical expedients and exceptions may be applied to derivative instruments impacted by the discounting transition even if such instruments do not reference a rate that is expected to be discontinued. The ASU was effective upon issuance and can generally be applied through December 31, 2022. The adoption of this ASU is not expected to have a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the Twelve Months Ended December 31,
(dollars in thousands)	2020	2019
Stockholders’ Equity	$6,841,644	$6,711,694
Less: Goodwill	(2,426,379)	(2,426,379)
Preferred stock	(502,840)	(502,840)
Tangible common stockholders’ equity	$3,912,425	$3,782,475
Total Assets	$56,306,120	$53,640,821
Less: Goodwill	(2,426,379)	(2,426,379)
Tangible assets	$53,879,741	$51,214,442
Common stockholders’ equity to total assets	11.26%	11.57%
Tangible common stockholders’ equity to tangible assets	7.26	7.39
Book value per common share	$13.66	$13.29
Tangible book value per common share	8.43	8.09

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In 2020, we managed our interest rate risk by taking the following actions: (1) We have continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We have continued the origination of certain C&I loans that feature floating interest rates; (3) We replace maturing wholesale borrowings with longer term borrowings; and (4) In 2019, we entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans.

LIBOR Transition Process

On July 27, 2017, the FCA, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021 which was recently extended to June 30, 2023. Accordingly, the FRB has recommended an alternative index dubbed the Secured Overnight Financing Rate or “SOFR”. The Bank has established a sub-committee of its ALCO to address issues related to the phase-out and ultimate transition away from LIBOR to an alternate rate. This sub-committee is led by our Chief Financial Officer and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, information technology, and operations. The Company has LIBOR-based contracts that extend beyond 2021 included in loans and leases, securities, wholesale borrowings, derivative financial instruments, and long-term debt. The sub-committee has reviewed contract fallback language and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted business lines. To mitigate the risks associated with the expected discontinuation of LIBOR, the Company has ceased originating LIBOR-linked residential mortgage loans, implemented fallback language for LIBOR-linked commercial loans, adhered to the ISDA 2020 Fallbacks Protocol for interest rate swap agreements, and has updated or is in the process of updating its systems to accommodate SOFR-linked loans. In accordance with regulatory guidance, the Company intends to stop entering into LIBOR transactions by the end of 2021.

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

At December 31, 2020, our one-year gap was a negative 4.94%, as compared to a negative 12.31% at December 31, 2019. The change in our one-year gap from December 31, 2019, primarily reflects an increase in cash and cash equivalents and the addition of more term funding.

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

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2020 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 25.83% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 17.12% and 12.08% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 75% for the first five years and 25% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 83% for the first five years and 17% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 91% for the first five years and 9% for years six through ten.

Interest Rate Sensitivity Analysis

	At December 31, 2020
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,520,686	$8,407,968	$15,009,998	$9,668,798	$3,110,910	$127,453	$42,845,813
Mortgage-related securities (2)(3)	367,911	451,525	880,988	478,446	599,285	260,170	3,038,325
Other securities (2)	1,932,993	287,878	53,716	103,846	1,094,060	16,520	3,489,013
Interest-earning cash and cash equivalents	1,790,684	—	—	—	—	—	1,790,684
Total interest-earning assets	10,612,274	9,147,371	15,944,702	10,251,090	4,804,255	404,143	51,163,835
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	7,474,907	916,477	1,660,309	945,532	1,612,848	—	12,610,073
Savings accounts	2,044,047	1,495,181	714,257	531,147	1,630,976	—	6,415,608
Certificates of deposit	3,689,590	5,435,058	1,017,840	187,907	285	—	10,330,680
Borrowed funds	788,926	697,661	5,375,000	800,000	8,280,000	141,957	16,083,544
Total interest-bearing liabilities	13,997,470	8,544,377	8,767,406	2,464,586	11,524,109	141,957	45,439,905
Interest rate sensitivity gap per period (4)	$(3,385,196)	$602,994	$7,177,296	$7,786,504	$(6,719,854)	$262,186	$5,723,930
Cumulative interest rate sensitivity gap	$(3,385,196)	$(2,782,202)	$4,395,094	$12,181,598	$5,461,744	$5,723,930
Cumulative interest rate sensitivity gap as a percentage of total assets	(6.01)%	(4.94)%	7.81%	21.63%	9.70%	10.17%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	75.82%	87.66%	114.04%	136.07%	112.06%	112.60%

(1)	For the purpose of the gap analysis, loans held for sale, non-performing loans and the allowance for loan losses have been excluded.
(2)	Mortgage-related and other securities, including FHLB stock, are shown at their respective carrying amounts.
(3)	Expected amount based, in part, on historical experience.
(4)	The interest rate sensitivity gap per period represents the difference between interest-earning assets and interest-bearing liabilities.

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

As of December 31, 2020, the impact of a 100 bp decline in market interest rates for our loans would have had very little impact on prepayment speeds due to the current low interest rates and current coupons being floored at base rates. The impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 2.92% per annum

Certain shortcomings are inherent in the method of analysis presented in the preceding Interest Rate Sensitivity Analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of the market, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Also, the ability of some borrowers to repay their adjustable-rate loans may be adversely impacted by an increase in market interest rates.

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

Based on the information and assumptions in effect at December 31, 2020, the following table sets forth our EVE, assuming the changes in interest rates noted:

(dollars in thousands)
Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Economic Value of Equity	Net Change	Estimated Percentage Change in Economic Value of Equity
+ 200	$53,316,881	$47,963,413	$5,353,468	$(607,154)	(10.19)%
+ 100	54,639,624	48,758,180	5,881,444	(79,178)	(1.33)
—	55,875,174	49,914,552	5,960,622	—	—

(1)	The impact of a 100-bp and a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes. Based on the information and assumptions in effect at December 31, 2020, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1) (2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(1.02)%
+200 over one year	(2.68)

(1)	In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)	The impact of a 100bp and a 200-bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2020, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.57% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.74% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in thousands, except share data)	2020	2019
ASSETS:
Cash and cash equivalents	$1,947,931	$741,870
Securities:
Debt securities available-for-sale ($1,278,177 and $1,372,238 pledged at December 31, 2020 and 2019, respectively)	5,813,333	5,853,057
Equity investments with readily determinable fair values, at fair value	31,576	32,830
Total securities	5,844,909	5,885,887
Loans held for sale	117,136	—
Loans and leases held for investment, net of deferred loan fees and costs	42,883,598	41,894,155
Less: Allowance for credit losses on loans and leases	(194,043)	(147,638)
Total loans and leases, net	42,806,691	41,746,517
Federal Home Loan Bank stock, at cost	714,005	647,562
Premises and equipment, net	287,447	312,626
Operating lease right-of-use assets	266,864	286,194
Goodwill	2,426,379	2,426,379
Bank-owned life insurance	1,164,196	1,145,058
Other real estate owned and other repossessed assets	8,318	12,268
Other assets	839,380	436,460
Total assets	$56,306,120	$53,640,821
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$12,610,073	$10,230,144
Savings accounts	6,415,608	4,780,007
Certificates of deposit	10,330,680	14,214,858
Non-interest-bearing accounts	3,080,452	2,432,123
Total deposits	32,436,813	31,657,132
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	14,627,661	13,102,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	15,427,661	13,902,661
Junior subordinated debentures	360,259	359,866
Subordinated notes	295,624	295,066
Total borrowed funds	16,083,544	14,557,593
Operating lease liabilities	266,846	285,991
Other liabilities	677,273	428,411
Total liabilities	49,464,476	46,929,127
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 463,901,808 and 467,346,781 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,122,690	6,115,487
Retained earnings	494,229	342,023
Treasury stock, at cost (26,537,262 and 23,092,289 shares, respectively)	(257,541)	(220,717)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain (loss) on securities available for sale, net of tax of $(25,072) and $(9,424), respectively	66,880	25,440
Net unrealized loss on pension and post-retirement obligations, net of tax of $21,898 and $22,191, respectively	(59,345)	(59,136)
Net unrealized (loss) gain on cash flow hedges, net of tax of $12,519 and $(333), respectively	(33,013)	853
Total accumulated other comprehensive loss, net of tax	(25,478)	(32,843)
Total stockholders’ equity	6,841,644	6,711,694
Total liabilities and stockholders’ equity	$56,306,120	$53,640,821

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
INTEREST INCOME:
Loans and leases	$1,542,215	$1,553,004	$1,467,944
Securities and money market investments	165,778	252,156	221,729
Total interest income	1,707,993	1,805,160	1,689,673

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	56,939	174,347	167,972
Savings accounts	31,650	35,705	28,994
Certificates of deposit	217,413	320,234	182,383
Borrowed funds	301,849	317,474	279,329
Total interest expense	607,851	847,760	658,678
Net interest income	1,100,142	957,400	1,030,995
Provision for credit losses	62,228	7,105	18,256
Net interest income after provision for credit loan losses	1,037,914	950,295	1,012,739

NON-INTEREST INCOME:
Fee income	22,026	29,297	29,765
Bank-owned life insurance	31,750	28,363	28,252
Net gain (loss) on securities	1,265	7,725	(1,994)
Other	6,039	18,845	35,535
Total non-interest income	61,080	84,230	91,558

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	300,914	301,697	317,496
Occupancy and equipment	85,887	89,174	100,107
General and administrative	124,389	120,347	129,025
Total non-interest expense	511,190	511,218	546,628
Income before income taxes	587,804	523,307	557,669
Income tax expense	76,695	128,264	135,252
Net income	$511,109	$395,043	$422,417
Preferred stock dividends	32,828	32,828	32,828
Net income available to common shareholders	$478,281	$362,215	$389,589
Basic earnings per common share	$1.02	$0.77	$0.79
Diluted earnings per common share	$1.02	$0.77	$0.79

Net income	$511,109	$395,043	$422,417
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $(15,836); $(17,669); and $31,345, respectively	41,935	45,934	(50,553)
Change in pension and post-retirement obligations, net of tax of $1,660; $(2,307) and $(2,829)	(5,359)	4,756	(27,113)
Change in net unrealized (loss) gain on cash flow hedges, net of tax of $16,088 and $(376), respectively	(42,397)	964	—
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $188; $1,527; and $(4), respectively	(495)	(3,918)	10
Reclassification adjustment for defined benefit pension plan, net of tax of $(1,953); $(2,726) and $(2,068), respectively	5,150	7,185	5,170
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $(3,236) and $43, respectively	8,531	(111)	—
Total other comprehensive income (loss), net of tax	7,365	54,810	(72,486)
Total comprehensive income, net of tax	$518,474	$449,853	$349,931

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Twelve Months Ended December 31, 2020
Balance at December 31, 2019	467,346,781	$502,840	$4,904	$6,115,487	$342,023	$(220,717)	$(32,843)	$6,711,694
Opening retained earnings adjustment (1)	—	—	—	—	(10,468)	—	—	(10,468)
Adjusted balance, beginning of period					331,555			6,701,226
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22,198)	—	22,198	—	—
Compensation expense related to restricted stock awards	—	—	—	29,401	—	—	—	29,401
Net income	—	—	—	—	511,109	—	—	511,109
Dividends paid on common stock ($0.68)	—	—	—	—	(315,607)	—	—	(315,607)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(32,828)	—	—	(32,828)
Purchase of common stock	(5,766,078)	—	—	—	—	(59,022)	—	(59,022)
Other comprehensive income, net of tax	—	—	—	—	—	--	7,365	7,365
Balance at December 31, 2020	463,901,808	$502,840	$4,904	$6,122,690	$494,229	$(257,541)	$(25,478)	$6,841,644
Twelve Months Ended December 31, 2019
Balance at December 31, 2018	473,536,604	$502,840	$4,904	$6,099,940	$297,202	$(161,998)	$(87,653)	$6,655,235
Shares issued for restricted stock, net of forfeitures	1,665,028	—	—	(16,501)	—	16,501	—	—
Compensation expense related to restricted stock awards	—	—	—	32,048	—	—	—	32,048
Net income	—	—	—	—	395,043	—	—	395,043
Dividends paid on common stock ($0.68)	—	—	—	—	(317,394)	—	—	(317,394)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(32,828)	—	—	(32,828)
Purchase of common stock	(7,854,851)	—	—	—	—	(75,220)	—	(75,220)
Other comprehensive loss, net of tax	—	—	—	—	—	—	54,810	54,810
Balance at December 31, 2019	467,346,781	$502,840	$4,904	$6,115,487	$342,023	$(220,717)	$(32,843)	$6,711,694
Twelve Months Ended December 31, 2018
Balance at December 31, 2017	488,490,352	$502,840	$4,891	$6,072,559	$237,868	$(7,615)	$(15,167)	$6,795,376
Shares issued for restricted stock, net of forfeitures	2,039,603	—	13	(8,879)	—	8,866	—	—
Compensation expense related to restricted stock awards	—	—	—	36,260	—	—	—	36,260
Net income	—	—	—	—	422,417	—	—	422,417
Dividends paid on common stock ($0.68)	—	—	—	—	(333,061)	—	—	(333,061)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(32,828)	—	—	(32,828)
Effect of adopting ASU No. 2016-01	—	—	—	—	260	—	—	260
Effect of adopting ASU No. 2018-02	—	—	—	—	2,546	—	(2,546)	—
Purchase of common stock	(16,993,351)	—	—	—	—	(163,249)	—	(163,249)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(69,940)	(69,940)
Balance at December 31, 2018	473,536,604	$502,840	$4,904	$6,099,940	$297,202	$(161,998)	$(87,653)	$6,655,235

(1)

Amount represents a $10.5 million cumulative adjustment, net of tax, to retained earnings as of January 1, 2020, as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$511,109	$395,043	$422,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	62,228	7,105	18,256
Depreciation	23,871	27,096	32,323
Amortization of discounts and premiums, net	11,123	7,951	(3,891)
Net (gain) loss on securities	(1,265)	(7,725)	14
Gain on trading activity	(23)	(66)	(222)
Net loss (gain) on sales of loans	—	75	(111)
Net gain on sales of fixed assets	—	(7,402)	—
Stock-based compensation	29,401	32,048	36,260
Deferred tax expense	219,342	100,813	23,197
Changes in operating assets and liabilities:
(Increase) decrease in other assets(1)	(411,074)	(55,825)	29,952
Increase (decrease) in other liabilities(2)	8,619	10,571	(53,320)
Purchases of securities held for trading	(15,000)	(42,500)	(141,615)
Proceeds from sales of securities held for trading	15,023	42,566	141,837
Origination of loans held for sale	(119,158)	—	—
Proceeds from sales of loans originated for sale	—	—	35,258
Net cash provided by operating activities	334,196	509,750	540,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	2,061,756	1,962,433	817,822
Proceeds from sales of securities available for sale	483,872	361,311	278,539
Purchase of securities available for sale	(2,513,853)	(2,503,248)	(3,288,204)
Redemption of Federal Home Loan Bank stock	172,544	135,906	120,220
Purchases of Federal Home Loan Bank stock	(238,987)	(138,878)	(160,991)
Proceeds from (purchases of) bank-owned life insurance, net	12,296	(138,119)	16,303
Proceeds from sales of loans	3,128	115,205	195,760
Purchases of loans	(95,618)	(864,299)	—
Other changes in loans, net	(911,805)	(998,515)	(1,990,068)
Dispositions (purchases) of premises and equipment, net	1,308	9,297	(9,847)
Net cash used in investing activities	(1,025,359)	(2,058,907)	(4,020,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	779,681	892,702	1,662,267
Net increase in short-term borrowed funds	1,150,000	1,100,000	—
Proceeds from long-term borrowed funds	6,925,000	4,785,812	5,667,268
Repayments of long-term borrowed funds	(6,550,000)	(5,537,000)	(4,373,500)
Cash dividends paid on common stock	(315,607)	(317,394)	(333,061)
Cash dividends paid on preferred stock	(32,828)	(32,828)	(32,828)
Treasury stock repurchased	(50,190)	(67,125)	(160,767)
Payments relating to treasury shares received for restricted stock award tax payments	(8,832)	(8,095)	(2,482)
Net cash provided by financing activities	1,897,224	816,072	2,426,897
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,206,061	(733,085)	(1,053,214)
Cash, cash equivalents, and restricted cash at beginning of year	741,870	1,474,955	2,528,169
Cash, cash equivalents, and restricted cash at end of year	$1,947,931	$741,870	$1,474,955
Supplemental information:
Cash paid for interest	$632,660	$813,161	$645,588
Cash paid for income taxes	117,873	75,680	44,123
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$578	$4,689	$5,631
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	—	324,360	—
Securitization of residential mortgage loans to mortgage-backed securities available for sale	53,199	93,531	—
Transfer of loans from held for investment to held for sale	—	115,280	195,649
Disposition of premises and equipment	—	1,245	—
Shares issued for restricted stock awards	22,198	16,501	8,879

(1)	Includes $20.0 million and $38.4 million of net amortization of operating lease right-of-use assets for the twelve months ended December 31, 2020 and December 31, 2019, respectively.
(2)	Includes $20.0 million and $38.4 million of net amortization of operating lease liability for the twelve months ended December 31, 2020 and December 31, 2019, respectively.

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

The Company currently operates 237 branches through eight local divisions, each with a history of service and strength: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio; and AmTrust Bank in Arizona and Florida.

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are used in connection with the determination of the allowance for loan and lease losses and the evaluation of goodwill for impairment,

The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. All inter-company accounts and transactions are eliminated in consolidation. The Company currently has certain unconsolidated subsidiaries in the form of wholly-owned statutory business trusts, which were formed to issue guaranteed capital securities. See Note 9, “Borrowed Funds,” for additional information regarding these trusts.

When necessary, certain reclassifications have been made to prior-year amounts to conform to the current-year presentation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2020 and 2019, the Company’s cash and cash equivalents totaled $1.9 billion and $741.9 million, respectively. Included in cash and cash equivalents at those dates were $1.6 billion and $608.4 million, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the FRB-NY. There were no federal funds sold at December 31, 2020. Included in cash and cash equivalents at December 31, 2019 were federal funds sold of $1.7 million.  There was $193.5 million of reverse repurchase agreements outstanding at December 31, 2020.  There were no reverse repurchase agreements outstanding at December 31, 2019.

Debt Securities and Equity Investments with Readily Determinable Fair Values

The securities portfolio primarily consists of mortgage-related securities and, to a lesser extent, debt and equity securities. Securities that are classified as “available for sale” are carried at their estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. Securities that the Company has the intent and ability to hold to maturity are classified as “held to maturity” and carried at amortized cost.

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

The Company first assess whether (i) it intends to sell, or (ii) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Management has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Available-for-sale debt securities are placed on non-accrual status when the Company no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status.

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

Loans

Loans, net, are carried at unpaid principal balances, including unearned discounts, purchase accounting (i.e., acquisition-date fair value) adjustments, net deferred loan origination costs or fees, and the allowance for credit losses on loans.

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

Allowance for Credit Losses on Loans and Leases

The Company’s January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the allowance since December 31, 2019. ASU No. 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842. At December 31, 2019, the allowance for loan and lease losses totaled $147.6 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326 and recognized an increase in the ACL on loans and leases of $1.9 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. Upon adoption, the Company recognized an increase in the allowance for unfunded commitments of $12.5 million as a “Day 1” transition adjustment with a corresponding decrease in retained earnings.

The allowance for credit losses on loans and leases is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the unpaid loan balance, net of deferred fees and expenses, and includes negative escrow. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Management estimates the allowance by projecting and multiplying together the probability-of-default, loss-given-default and exposure-at-default depending on economic parameters for each month of the remaining contractual term. Economic parameters are developed using available information relating to past events, current conditions, economic forecasts, and macroeconomic assumptions. The Company’s economic parameters are forecast over a reasonable and supportable period of 24 months, and afterwards reverts to a historical average loss rate on a straight line basis over a 12 month period. Historical credit experience over the observation period provides the basis for the estimation of expected credit losses, with qualitative adjustments made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in legislation, regulation, policies, administrative practices or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The contractual term excludes potential extensions or renewals. The methodology used in the estimation of the allowance for credit losses on loans and leases, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Each quarter the Company reassesses the appropriateness of the reasonable and supportable forecasting period, the reversion period and historical mean at the portfolio segment level, considering any required adjustments for differences in underwriting standards, portfolio mix, and other relevant data shifts over time.

The allowance for credit losses on loans and leases is measured on a collective (pool) basis when similar risk characteristics exist.  The portfolio segment represents the level at which a systematic methodology is applied to estimate credit losses.  Management believes the products within each of the entity’s portfolio segments exhibit similar risk characteristics. Smaller pools of homogenous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the portfolio segment.  The macroeconomic data used in the quantitative models are based on a reasonable and supportable forecast period of 24 months. The Company leverages economic projections including property market and prepayment forecasts from established independent third parties to inform its loss drivers in the forecast. Beyond this forecast period, the Company reverts to a historical average loss rate. This reversion to the historical average loss rate is performed on a straight-line basis over 12 months.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

Allowance for Loan and Lease Losses - 2019

At December 31, 2019, the methodology used for the allocation of the allowance for loan and lease losses the Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan and lease losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

The allowance for loan and lease losses is established based on management’s evaluation of incurred losses in the portfolio in accordance with GAAP, and is comprised of both specific valuation allowances and a general valuation allowance.

Specific valuation allowances are established based on management’s analyses of individual loans that are considered impaired. If a loan is deemed to be impaired, management measures the extent of the impairment and establishes a specific valuation allowance for that amount. A loan is classified as impaired when, based on current information and/or events, it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company applies this classification as necessary to loans individually evaluated for impairment in our portfolios. Smaller-balance homogenous loans and loans carried at the lower of cost or fair value are evaluated for impairment on a collective, rather than individual, basis. Loans to certain borrowers who have experienced financial difficulty and for which the terms have been modified, resulting in a concession, are considered TDRs and are classified as impaired.

The Company primarily measures impairment on an individual loan and determine the extent to which a specific valuation allowance is necessary by comparing the loan’s outstanding balance to either the fair value of the collateral, less the estimated cost to sell, or the present value of expected cash flows, discounted at the loan’s effective interest rate. Generally, when the fair value of the collateral, net of the estimated cost to sell, or the present value of the expected cash flows is less than the recorded investment in the loan, any shortfall is promptly charged off.

The Company also follows a process to assign the general valuation allowance to loan categories. The general valuation allowance is established by applying our loan loss provisioning methodology, and reflect the inherent risk in outstanding held-for-investment loans. This loan loss provisioning methodology considers various factors in determining the appropriate quantified risk factors to use to determine the general valuation allowance. The factors assessed begin with the historical loan loss experience for each major loan category. The Company also takes into account an estimated historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and/or charge-off of that loss) for each loan portfolio segment.

The allocation methodology consists of the following components: First, the Company determines an allowance for loan and lease losses based on a quantitative loss factor for loans evaluated collectively for impairment. This quantitative loss factor is based primarily on historical loss rates, after considering loan type, historical loss and delinquency experience, and loss emergence periods. The quantitative loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels, loss emergence periods, or other risks. Lastly, the Company allocates an allowance for loan and lease losses based on qualitative loss factors. These qualitative loss factors are designed to account for losses that may not be provided for by the quantitative loss component due to other factors evaluated by management, which include, but are not limited to:

•Changes in lending policies and procedures, including changes in underwriting standards and collection, and charge-off and recovery practices;

•Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments;

•Changes in the nature and volume of the portfolio and in the terms of loans;

•Changes in the volume and severity of past-due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans;

•Changes in the quality of our loan review system;

•Changes in the value of the underlying collateral for collateral-dependent loans;

•The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•Changes in the experience, ability, and depth of lending management and other relevant staff; and

•The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

By considering the factors discussed above, the Company determined an allowance for loan and lease losses that is applied to each significant loan portfolio segment to determine the total allowance for loan and lease losses.

The historical loss period the Company uses to determine the allowance for loan and lease losses on loans is a rolling 36-quarter look-back period, as the Company believe this produces an appropriate reflection of our historical loss experience.

The process of establishing the allowance for losses on loans also involves:

•Periodic inspections of the loan collateral by qualified in-house and external property appraisers/inspectors;

•Regular meetings of executive management with the pertinent Board committees, during which observable trends in the local economy and/or the real estate market are discussed;

•Assessment of the aforementioned factors by the pertinent members of the Board of Directors and management when making a business judgment regarding the impact of anticipated changes on the future level of loan losses; and

•Analysis of the portfolio in the aggregate, as well as on an individual loan basis, taking into consideration payment history, underwriting analyses, and internal risk ratings.

In order to determine their overall adequacy, the loan loss allowance is reviewed quarterly by management Board Committees and the Board of Directors of the Bank, as applicable.

An allowance for unfunded commitments is maintained separate from the allowance for loan and lease losses and is included in Other liabilities in the Consolidated Statements of Condition.

Goodwill

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. The Company has significant intangible assets related to goodwill and as of December 31, 2020, the Company had goodwill of $2.4 billion. In connection with its acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of its acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. The Company tests goodwill for impairment at the reporting unit level. The Company has identified one reporting unit which is the same as its operating segment and reportable segment. If the Company changes its strategy or if market conditions shift, its judgments may change, which may result in adjustments to the recorded goodwill balance.

The Company performs its goodwill impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. For annual goodwill impairment testing, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it would compare the fair value the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As of December 31, 2020, the Company’s goodwill was not impaired.

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

Depreciation is included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $23.9 million, $27.1 million, and $32.3 million, respectively, in the years ended December 31, 2020, 2019, and 2018.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These BOLI policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2020 and 2019, the Company’s investment in BOLI was $1.2 billion and $1.1 billion, respectively. The Company had additional purchases of $150.0 during the year ended December 31, 2019. The Company’s investment in BOLI generated income of $31.8 million, $28.4 million, and $28.3 million, respectively, during the years ended December 31, 2020, 2019, and 2018.

Repossessed Assets and OREO

Repossessed assets consist of any property or other assets acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the asset, and the assets are carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative expense” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2020, the Company had $1.8 million of OREO and $6.5 million of taxi medallions. At December 31, 2019, the Company had $2.0 million of OREO and $10.3 million of taxi medallions.

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

Stock-Based Compensation

Under the New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 3, 2020, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2020, the Company had 11,913,461 shares available for grant under the 2020 Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 15, “Stock-Related Benefit Plans.”

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

The following table presents the Company’s computation of basic and diluted earnings per common share for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018
Net income available to common shareholders	$478,281	$362,215	$389,589
Less: Dividends paid on and earnings allocated to participating securities	(5,798)	(4,333)	(4,871)
Earnings applicable to common stock	$472,483	$357,882	$384,718
Weighted average common shares outstanding	462,605,341	465,380,010	487,287,872
Basic earnings per common share	$1.02	$0.77	$0.79
Earnings applicable to common stock	$472,483	$357,882	$384,718
Weighted average common shares outstanding	462,605,341	465,380,010	487,287,872
Potential dilutive common shares	676,061	283,322	—
Total shares for diluted earnings per common share computation	463,281,402	465,663,332	487,287,872
Diluted earnings per common share and common share equivalents	$1.02	$0.77	$0.79

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

The adoption of ASU No. 2017-04 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. During the year ended December 31, 2020, the Company assessed the current environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of its reporting unit. After consideration of the items above and the year 2020 results, the Company determined it was not more-likely-than-not that the fair value of its reporting unit was below its book value as of December 31, 2020.

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in thousands)	For the Twelve Months Ended December 31, 2020
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$683	Net gain on securities
	(188)	Income tax expense
	$495	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$(11,767)	Interest expense
	3,236	Income tax benefit
	$(8,531)	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$249	Included in the computation of net periodic credit (2)
Actuarial losses	(7,352)	Included in the computation of net periodic cost (2)
	(7,103)	Total before tax
	1,953	Income tax benefit
	$(5,150)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(13,186)
(1)	Amounts in parentheses indicate expense items.
(2)	See Note 14, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at December 31, 2020 and 2019:

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,155,436	$54,310	$136	$1,209,610
GSE CMOs	1,786,896	44,691	2,872	1,828,715
Total mortgage-related debt securities	$2,942,332	$99,001	$3,008	$3,038,325
Other Debt Securities:
U. S. Treasury obligations	$64,984	$1	$—	$64,985
GSE debentures	1,158,253	3,998	3,949	1,158,302
Asset-backed securities (1)	530,226	2,576	5,703	527,099
Municipal bonds	25,776	625	90	26,311
Corporate bonds	870,745	17,928	6,447	882,226
Foreign notes	25,000	538	—	25,538
Capital trust notes	95,507	5,540	10,500	90,547
Total other debt securities	$2,770,491	$31,206	$26,689	$2,775,008
Total debt securities available for sale	$5,712,823	$130,207	$29,697	$5,813,333
Equity securities:
Preferred stock	15,292	201	—	15,493
Mutual funds	15,814	269	—	16,083
Total equity securities	$31,106	$470	$—	$31,576
Total securities (2)	$5,743,929	$130,677	$29,697	$5,844,909

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government..
(2)	Excludes accrued interest receivable of $14.9 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,530,317	$26,069	$3,763	$1,552,623
GSE CMOs	1,783,440	21,213	3,541	1,801,112
Total mortgage-related debt securities	$3,313,757	$47,282	$7,304	$3,353,735
Other Debt Securities:
U. S. Treasury obligations	$41,820	$19	$—	$41,839
GSE debentures	1,093,845	5,707	5,312	1,094,240
Asset-backed securities (1)	384,108	—	10,854	373,254
Municipal bonds	26,808	559	475	26,892
Corporate bonds	854,195	15,970	2,983	867,182
Capital trust notes	95,100	7,121	6,306	95,915
Total other debt securities	$2,495,876	$29,376	$25,930	$2,499,322
Total other securities available for sale	$5,809,633	$76,658	$33,234	$5,853,057
Equity securities:
Preferred stock	15,292	122	—	15,414
Mutual funds and common stock (2)	16,871	718	173	17,416
Total equity securities	$32,163	$840	$173	$32,830
Total securities (3)	$5,841,796	$77,498	$33,407	$5,885,887

(1)	The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)	Primarily consists of mutual funds that are CRA-qualified investments.
(3)	Excludes accrued interest receivable of $24.4 million included in other assets in the Consolidated Statements of Condition.

At December 31, 2020 and 2019, respectively, the Company had $714.0 million and $647.6 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2020, 2019, and 2018:

	December 31,
(in thousands)	2020	2019	2018
Gross proceeds	$483,872	$361,311	$278,539
Gross realized gains	1,945	5,445	967
Gross realized losses	1,262	—	981

Net unrealized gains on equity securities recognized in earnings for the years ended December 31, 2020 and 2019, were $582,000 and $2.3 million, respectively. Net unrealized losses on equity securities recognized in earnings for the year ended December 31, 2018 were $2.0 million.

The following table summarizes, by contractual maturity, the amortized cost of securities at December 31, 2020:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$49,797	3.03%	$75,934	0.56%	$—	—%	$49,704	3.02	$176,720
Due from one to five years	405,157	3.16	21,924	3.52	—	—	151,873	2.22	615,048
Due from five to ten years	175,689	2.48	138,053	2.37	19,898	3.51	779,401	1.88	1,130,037
Due after ten years	2,311,689	2.15	987,326	1.60	5,878	3.33	540,500	1.29	3,891,528
Total debt securities available for sale	$2,942,332	2.32	$1,223,237	1.66	$25,776	3.47	$1,521,478	1.74	$5,813,333

(1)	Not presented on a tax-equivalent basis.
(2)	Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2020:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
GSE certificates	58,876	136	—	—	58,876	136
GSE CMOs	442,207	2,807	73,568	65	515,775	2,872
GSE debenture	522,441	3,949	—	—	522,441	3,949
Asset-backed securities	—	—	363,618	5,703	363,618	5,703
Municipal bonds	—	—	8,891	90	8,891	90
Corporate bonds	72,024	2,976	246,528	3,471	318,552	6,447
Foreign notes	—	—	—	—	—	—
Capital trust notes	—	—	33,393	10,500	33,393	10,500
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,095,548	$9,868	$725,998	$19,829	$1,821,546	$29,697

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2019:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury Obligations	$11,917	$-	$-	$-	$11,917	$-
GSE debentures	297,179	3,916	138,189	1,396	435,368	5,312
GSE certificates	396,930	3,718	7,542	45	404,472	3,763
GSE CMOs	609,502	2,582	133,955	959	743,457	3,541
Asset-backed securities	256,619	7,701	116,635	3,154	373,254	10,855
Municipal bonds	—	—	9,349	475	9,349	475
Corporate bonds	99,300	700	172,717	2,282	272,017	2,982
Capital trust notes	—	—	37,525	6,306	37,525	6,306
Equity securities	—	—	11,633	173	11,633	173
Total temporarily impaired securities	$1,671,447	$18,617	$627,545	$14,790	$2,298,992	$33,407

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2020 consisted of four agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, three corporate bonds, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2019 consisted of seven US Government agency securities, five capital trusts notes, three agency mortgage-related securities, three agency CMOs, three asset-backed securities, two corporate bonds, one municipal bond, and one mutual fund.

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

None of the unrealized losses identified as of December 31, 2020 or December 31, 2019 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the nine months ended December 31, 2020.

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

NOTE 5: LOANS AND LEASES

The following table sets forth the composition of the loan and lease portfolio at the dates indicated:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$32,236,385	75.28%	$31,158,672	74.46%
Commercial real estate	6,835,763	15.96	7,081,910	16.93
One-to-four family	235,989	0.55	380,361	0.91
Acquisition, development, and construction	89,790	0.21	200,596	0.48
Total mortgage loans held for investment (1)	39,397,927	92.00	38,821,539	92.78
Other Loans:
Commercial and industrial	1,682,519	3.93	1,742,380	4.16
Lease financing, net of unearned income of $116,366 and $104,826, respectively	1,734,824	4.05	1,271,998	3.04
Total commercial and industrial loans (2)	3,417,343	7.98	3,014,378	7.20
Other	6,520	0.02	8,102	0.02
Total other loans held for investment	3,423,863	8.00	3,022,480	7.22
Total loans and leases held for investment (1)	$42,821,790	100.00%	$41,844,019	100.00%
Net deferred loan origination costs	61,808		50,136
Allowance for loan and lease losses	(194,043)		(147,638)
Total loans and leases held for investment, net	$42,689,555		$41,746,517
Loans held for sale (3)	117,136		—
Total loans and leases, net	$42,806,691		$41,746,517

(1)

Excludes accrued interest receivable of $219.1 million and $116.9 million at December 31, 2020 and December 31, 2019, respectively, which is included in other assets in the Consolidated Statements of Condition.

(2)

Includes specialty finance loans and leases of $3.0 billion and $2.6 billion, respectively, at December 31, 2020 and December 31, 2019, and other C&I loans of $393.3 million and $420.1 million, respectively, at December 31, 2020 and December 31, 2019.

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

Included in loans held for investment at December 31, 2020 and December 31, 2019, were loans of $37.5 million and $38.2 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At December 31, 2020 and December 31, 2019, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2020:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4,091	$4,068	$—	$8,159	$32,228,226	$32,236,385
Commercial real estate	9,989	12,142	—	22,131	6,813,632	6,835,763
One-to-four family	1,575	1,696	—	3,271	232,718	235,989
Acquisition, development, and construction	—	—	—	—	89,790	89,790
Commercial and industrial(1) (2)	—	19,866	—	19,866	3,397,477	3,417,343
Other	3	13	—	16	6,504	6,520
Total	$15,658	$37,785	$—	$53,443	$42,768,347	$42,821,790

(1)	Includes $18.6 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2019:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$1,131	$5,407	$—	$6,538	$31,152,134	$31,158,672
Commercial real estate	2,545	14,830	—	17,375	7,064,535	7,081,910
One-to-four family	—	1,730	—	1,730	378,631	380,361
Acquisition, development, and construction	—	—	—	—	200,596	200,596
Commercial and industrial(1) (2)	—	39,024	—	39,024	2,975,354	3,014,378
Other	44	252	—	296	7,806	8,102
Total	$3,720	$61,243	$—	$64,963	$41,779,056	$41,844,019

(1)	Includes $30.4 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)	Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2020:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,220,071	$5,884,244	$221,861	$68,233	$37,394,409	$3,388,293	$6,507	$3,394,800
Special mention	566,756	637,101	12,436	21,557	1,237,850	2,842	—	2,842
Substandard	449,558	314,418	1,692	—	765,668	26,208	13	26,221
Doubtful	—	—	—	—	—	—	—	—
Total	$32,236,385	$6,835,763	$235,989	$89,790	$39,397,927	$3,417,343	$6,520	$3,423,863

(1)	Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2019:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$30,903,657	$6,902,218	$377,883	$158,751	$38,342,509	$2,960,557	$7,850	$2,968,407
Special mention	239,664	104,648	748	41,456	386,516	1,588	—	1,588
Substandard	15,351	75,044	1,730	389	92,514	52,233	252	52,485
Doubtful	—	—	—	—	—	—	—
Total	$31,158,672	$7,081,910	$380,361	$200,596	$38,821,539	$3,014,378	$8,102	$3,022,480

(1)	Includes lease financing receivables, all of which were classified as Pass.

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2020.

(in thousands)	Vintage Year
Risk Rating Group	2020	2019	2018	2017	2016	Prior To 2016	Revolving Loans	Total
Pass	$9,819,431	$6,719,587	$5,986,476	$4,260,433	$3,062,012	$7,571,266	$24,608	$37,443,813
Special Mention	13,067	116,400	176,428	164,635	332,176	425,632	-	1,228,338
Substandard	-	121,861	177,123	60,924	221,835	172,293	-	754,036
Total mortgage loans	$9,832,498	$6,957,848	$6,340,027	$4,485,992	$3,616,023	$8,169,191	$24,608	$39,426,187
Pass	962,956	757,220	180,133	209,963	126,680	144,999	1,046,400	3,428,351
Special Mention	-	42	-	-	-	-	2,800	2,842
Substandard	2,987	5,284	3,103	12,558	1,252	1,034	-	26,218
Total other loans	965,943	762,546	183,236	222,521	127,932	146,033	1,049,200	3,457,411
Total	$10,798,441	$7,720,394	$6,523,263	$4,708,513	$3,743,955	$8,315,224	$1,073,808	$42,883,598

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of December 31, 2020:

	Collateral Type
(in thousands)	Real Property	Other
Multi-family	$7,525	$—
Commercial real estate	25,462	—
One-to-four family	557	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	26,487
Other	—	—
Total collateral-dependent loans held for investment	$33,544	26,487

Other collateral primarily consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the twelve months ended December 31, 2020.

At December 31, 2020 and December 31, 2019, the Company had no residential mortgage loans in the process of foreclosure.

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in thousands)	2020	2019	2018
Interest income that would have been recorded	$4,491	$5,599	$4,145
Interest income actually recorded	(939)	(3,409)	(3,480)
Interest income foregone	$3,552	$2,190	$665

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2020, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $18.1million; loans on which forbearance agreements were reached amounted to $16.2 million.

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

The following table presents information regarding the Company’s TDRs as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
(in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$-	$-	$-	-	3,577	3,577
Commercial real estate	14,967	-	14,967	-	-	-
One-to-four family	-	557	557	-	584	584
Acquisition, development, and construction	-	-	-	389	-	389
Commercial and industrial (1)	-	18,761	18,761	865	35,084	35,949
Total	$14,967	$19,318	$34,285	1,254	39,245	40,499

(1)	Includes $17.5 million and $27.3 million of taxi medallion-related loans at December 31, 2020 and 2019, respectively.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2020, 2019 and 2018 are summarized as follows:

	For the Twelve Months Ended December 31, 2020
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15,119	$15,119	8.00%	3.50%	$-	$-
Commercial and industrial	42	8,912	7,471	2.36	2.23	1,441	-
Total	43	$24,031	$22,590			$1,441	$-

	For the Twelve Months Ended December 31, 2019
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
One-to-four family	1	131	131	5.50	5.50	—	3
Commercial and industrial	72	35,156	30,685	4.31	4.37	4,471	—
Total	73	$35,287	$30,816			$4,471	$3

	For the Twelve Months Ended December 31, 2018
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Acquisition, development, and construction	1	$900	$900	4.50%	4.50%	$—	$—
Commercial and industrial	21	7,763	5,455	3.25	3.13	2,308	—
Total	22	$8,663	$6,355			$2,308	$—

At December 31, 2020, C&I loans totaling $3.2 million that had been modified as a TDR during the twelve months ended at that date were in payment default. At December 31, 2019, C&I and one-to-four family loans totaling $1.1 million that had been modified as a TDR during the twelve months ended at that date were in payment default. At December 31, 2018, one C&I loan in the amount of $194,000 that had been modified as a TDR during the twelve months ended at that date was in prepayment default.

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

NOTE 6: ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	Twelve Months Ended December 31,
	2020			2019
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$122,694	$24,944	$147,638	$130,983	$28,837	$159,820
Impact of CECL adoption	99	1,812	1,911	—	—	—
Adjusted balance, beginning of period	122,793	26,756	149,549	130,983	28,837	159,820
Charge-offs	(1,872)	(20,306)	(22,178)	(1,613)	(18,694)	(20,307)
Recoveries	1,172	2,221	3,393	61	959	1,020
Provision for (recovery of) credit losses on loans and leases	54,445	8,834	63,279	(6,737)	13,842	7,105
Balance, end of period	$176,538	$17,505	$194,043	$122,694	$24,944	$147,638

At December 31, 2020, the allowance for credit losses on loans and leases totaled $194.0 million, up $46.4 million compared to December 31, 2019, driven by a provision for credit losses of $63.3 million that exceeded net charge-offs by $44.5 million during the year 2020.

Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. With the adoption of CECL on January 1, 2020, The Company recognized a “Day 1” transition adjustment of $12.5 million. At December 31, 2020, the allowance for unfunded commitments totaled $11.9 million.

For the year ended December 31, 2020 the allowance for credit losses on loans and leases increased primarily due to negative changes in the macroeconomic factors surrounding the COVID-19 pandemic, specifically the resultant estimated decreases in property values. The forecast scenario includes low single digit growth of Gross Domestic Product (“GDP”), while unemployment remains elevated into the forecasted time horizon.  In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast which also increased our allowance for loan and lease losses. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

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

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2020:

(in thousands)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$—	$—	$—
Commercial real estate	2,256	—	—
One-to-four family	557	—	21
Acquisition, development, and construction	—	—	—
Other	19,821	—	820
Total nonaccrual loans with no related allowance	$22,634	$—	$841
Nonaccrual loans with an allowance recorded:
Multi-family	$4,068	$589	$28
Commercial real estate	9,886	133	52
One-to-four family	1,139	370	14
Acquisition, development, and construction	—	—	—
Other	58	18	5
Total nonaccrual loans with an allowance recorded	$15,151	$1,110	$99
Total nonaccrual loans:
Multi-family	$4,068	$589	$28
Commercial real estate	12,142	133	52
One-to-four family	1,696	370	35
Acquisition, development, and construction	—	—	—
Other	19,879	18	825
Total nonaccrual loans	$37,785	$1,110	$940

The following table presents additional information about the Company’s impaired loans at December 31, 2019:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	37,669	114,636	—	39,598	2,494
Total impaired loans with no related allowance	$56,936	$143,149	$—	$54,393	$3,516
Impaired loans with an allowance recorded:
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
One-to-four family	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—
Other	1,445	4,173	116	4,111	13
Total impaired loans with an allowance recorded	$1,445	$4,173	$116	$4,111	$13
Total impaired loans:
Multi-family	$3,577	$6,790	$—	$4,336	$266
Commercial real estate	14,717	19,832	—	6,140	371
One-to-four family	584	602	—	811	21
Acquisition, development, and construction	389	1,289	—	3,508	364
Other	39,114	118,809	116	43,709	2,507
Total impaired loans	$58,381	$147,322	$116	$58,504	$3,529

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At December 31, 2020 and December 31, 2019, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $70.6 million and $70.1 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in thousands)	For the Twelve Months ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Interest income on lease financing (1)	$52,279	$38,087

(1)	Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At December 31, 2020 and December 31, 2019, the carrying value of net investment in leases was $1.9 billion and $1.4 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Net investment in the lease - lease payments receivable	$1,771,097	$1,302,760
Net investment in the lease - unguaranteed residual assets	80,093	74,064
Total lease payments	$1,851,190	$1,376,824

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of December 31, 2020, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	December 31, 2020
2021	$37,373
2022	171,549
2023	277,468
2024	111,378
2025	430,585
Thereafter	822,837
Total lease payments	1,851,190
Plus: deferred origination costs	32,008
Less: unearned income	(116,366)
Total lease finance receivables, net	$1,766,832

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $20.0 million and $38.4 million for the twelve months ended December 31, 2020 and 2019, respectively.  Included in the twelve months ended December 31, 2019, was $11.7 million that was due to the closing of certain locations.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

During the twelve months ended December 31, 2019, the Company entered into a sale-lease back transaction with an unrelated third party with a lease term of 20 years (including renewal options). The sale of the branch property in Florida resulted in a gain of $7.9 million in 2019, which is included in “Other income” in the Consolidated Statements of Income and Comprehensive Income for the twelve months ended December 31, 2019.

The components of lease expense were as follows:

(in thousands)	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Operating lease cost	$22,721	$28,695
Sublease income	(68)	(105)
Total lease cost	$22,653	$28,590

Supplemental cash flow information related to the leases for the following periods:

(in thousands)	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,721	$28,695

Supplemental balance sheet information related to the leases for the following periods:

(in thousands, except lease term and discount rate)	December 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets	266,864	$286,194
Operating lease liabilities	266,846	285,991
Weighted average remaining lease term	16 years	17 years
Weighted average discount rate%	3.12%	3.23%

(in thousands) Maturities of lease liabilities:	December 31, 2020
2021	$26,961
2022	25,994
2023	25,545
2024	24,884
2025	24,113
Thereafter	223,503
Total lease payments	351,000
Less: imputed interest	(84,154)
Total present value of lease liabilities	$266,846

NOTE 8: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2020 and 2019:

	December 31,
	2020			2019
(dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$12,610,073	38.87%	0.28%	$10,230,144	32.32%	1.30%
Savings accounts	6,415,608	19.78	0.41	4,780,007	15.10	0.75
Certificates of deposit	10,330,680	31.85	0.83	14,214,858	44.90	2.30
Non-interest-bearing accounts	3,080,452	9.50	—	2,432,123	7.68	—
Total deposits	$32,436,813	100.00%	0.45%	$31,657,132	100.00%	1.57%

At December 31, 2020 and 2019, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $2.3 million and $2.4 million, respectively.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2020 were as follows:

(in thousands)
1 year or less	$9,120,243
More than 1 year through 2 years	708,342
More than 2 years through 3 years	313,682
More than 3 years through 4 years	187,089
More than 4 years through 5 years	1,009
Over 5 years	315
Total CDs	$10,330,680

The following table presents a summary of CDs in amounts of $100,000 or more by remaining term to maturity, at December 31, 2020:

	CDs of $100,000 or More Maturing Within
(in thousands)	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
Total	$2,548,901	$3,094,530	$717,291	$384,860	$6,745,582

Included in total deposits at both December 31, 2020 and 2019 were brokered deposits of $5.3 billion and $5.2 billion with weighted average interest rates of 0.08% and 1.94% at the respective year-ends. Brokered money market accounts represented $3.0 billion and $1.5 billion, respectively, of the December 31, 2020 and 2019 totals, and brokered interest-bearing checking accounts represented $1.3 billion and $1.2 billion, respectively. Brokered CDs represented $1.0 billion and $2.5 billion of brokered deposits at December 31, 2020 and 2019, respectively.

NOTE 9: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Wholesale borrowings:
FHLB advances	$14,627,661	$13,102,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	$15,427,661	$13,902,661
Junior subordinated debentures	360,259	359,866
Subordinated notes	295,624	295,066
Total borrowed funds	$16,083,544	$14,557,593

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $19.3 million and $23.4 million, respectively, at December 31, 2020 and 2019.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2020 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2021	$3,272,661	0.87%	$8,952,661	1.73%
2022	550,000	1.31	2,150,000	1.43
2023	2,525,000	0.85	2,725,000	0.91
2024	800,000	0.53	800,000	0.53
2028	4,350,000	2.40	—	—
2029	3,130,000	1.55	—	—
Total FHLB advances	$14,627,661	1.47	$14,627,661	1.47

(1)	Does not included the effect interest rate swap agreements.

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

The Company had $2.3 billion of short-term FHLB advances at December 31, 2020. During the twelve months ended December 31, 2020, the average balance of short-term FHLB advances were $2.1 billion, with a weighted average interest rate of .72%, generating interest expense of $15.3 million. The Company had $1.0 billion of short-term FHLB advances at December 31, 2019. During the twelve months ended December 31, 2019, the average balance of short-term FHLB advances were $52.4 million, with a weighted average interest rate of 1.9%, generating interest expense of $1.0 million. There were no short-term advances at December 31, 2018.

At December 31, 2020 and 2019, respectively, the Bank had unused lines of available credit with the FHLB of up to $7.3 billion and $7.9 billion. The Company had no overnight advances at December 31, 2020, and $100.0 million overnight FHLB advances at December 31, 2019. During the twelve months ended December 31, 2020, the average balance of overnight advances amounted to $2.0 million, with a weighted average interest rate of 1.2%, generating interest expense of $24,000. During the twelve months ended December 31, 2019, the average balances of overnight advances amounted to $3.1 million, with weighted average interest rates of 2.1%, generating interest expense of $66,000.

Total FHLB advances generated interest expense of $245.7 million, $259.0 million, and $248.0 million, in the years ended December 31, 2020, 2019, and 2018, respectively.

Repurchase Agreements

The following table presents an analysis of the contractual maturities and next call dates of the Company’s outstanding repurchase agreements accounted for as secured borrowings at December 31, 2020:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in thousands) Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2021	$—	—%	$400,000	2.31%
2022	—	—	400,000	2.16
2028	300,000	2.37	—	—
2029	500,000	2.16	—	—
	$800,000	2.24	$800,000	2.24

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value of the securities collateralizing the repurchase agreements, at December 31, 2020:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in thousands) Period of Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Greater than 90 days	$800,000	2.24%	$286,198	$304,261	$571,182	$573,344

The Company had no short-term repurchase agreements outstanding at December 31, 2020 or 2019.

At December 31, 2020 and 2019, the accrued interest on repurchase agreements amounted to $1.7 million.  The interest expense on repurchase agreements was $18.2 million, $17.7 million, and $6.8 million, in the years ended December 31, 2020, 2019, and 2018, respectively.

Federal Funds Purchased

There were no federal funds purchased outstanding at December 31, 2020 or 2019.

In 2020 and 2019, respectively, the average balances of federal funds purchased were $179.9 million and $6.8 million, with weighted average interest rates of 0.49% and 1.7%. In 2018, the average balance of federal funds purchased amounted to $620,000 with a weighted average interest rate of 2.2%. The interest expense produced by federal funds purchased was $886,000, $118,000 and $14,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Junior Subordinated Debentures

At December 31, 2020 and 2019, the Company had $360.3 million and $359.9 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at December 31, 2020:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$146,333	$139,982	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	1.82	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	3.47	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	1.89	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012	(2)
Total junior subordinated debentures		$360,259	$347,482

(1)	Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)	Callable from this date forward.

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statements of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2020, this discount totaled $65.4 million.

The other three trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2020, all dividends were current.

Interest expense on junior subordinated debentures was $18.8 million, $22.4 million, and $21.7 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

Subordinated Notes

At December 31, 2020 and 2019, the Company had $295.6 million and $295.1 million, respectively, of fixed-to-floating rate subordinated notes outstanding:

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

The interest expense on subordinated notes amounted to $18.3 million for the years ended December 31, 2020 and 2019.  The interest expense on subordinated notes amounted to $2.8 million for the year ended December 31, 2018

NOTE 10: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Deferred Tax Assets:
Allowance for credit losses on loans and leases	$53,260	$40,584
Compensation and related benefit obligations	20,760	19,401
Non-accrual interest	672	624
Net operating loss carryforwards	5,682	19,750
Other	17,240	12,169
Gross deferred tax assets	97,614	92,528
Valuation allowance	—	—
Deferred tax asset after valuation allowance	$97,614	$92,528
Deferred Tax Liabilities:
Amortizable intangibles	$(2,775)	$(2,480)
Acquisition accounting and fair value adjustments on securities (including OTTI)	(12,407)	(9,742)
Premises and equipment	(6,385)	(7,578)
Prepaid pension cost	(24,412)	(22,739)
Fair value adjustments on loans	(92,340)	(3,209)
Leases	(370,305)	(237,429)
Other	(8,880)	(10,782)
Gross deferred tax liabilities	$(517,504)	$(293,959)
Net deferred tax liability	$(419,890)	$(201,431)

The deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. The net deferred tax liability is included in “Other liabilities” in the Consolidated Statements of Condition at December 31, 2020 and 2019.

At December 31, 2020, the Company had a New York City net operating loss (“NOL”) carry forward of $83.9 million, which is available to offset future federal taxable income. The NOL may be carried forward for 20 years to any future calendar tax year after 2020. At December 31, 2019, the Company had a federal NOL carryforward that was fully utilized during 2020.

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

The following table summarizes the Company’s income tax expense for the years ended December 31, 2020, 2019, and 2018:

	December 31,
(in thousands)	2020	2019	2018
Federal – current	$(147,691)	$4,069	$89,187
State and local – current	5,044	23,382	22,868
Total current	(142,647)	27,451	112,055
Federal – deferred	189,826	100,971	13,058
State and local – deferred	29,516	(158)	10,139
Total deferred	219,342	100,813	23,197
Income tax expense reported in net income	76,695	128,264	135,252
Income tax expense reported in stockholders’ equity related to:
Securities available-for-sale	15,648	16,142	(32,162)
Pension liability adjustments	293	5,033	4,897
Cash flow hedge	(12,852)	333	—
Non-credit portion of OTTI losses	—	—	821
Adoption of ASU 2016-13	(3,972)	—	—
Total income taxes	$75,812	149,772	108,808

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2020, 2019, and 2018:

	December 31,
(in thousands)	2020	2019	2018
Statutory federal income tax at 21%, 21% and 21%, respectively	$123,439	$109,894	$117,111
State and local income taxes, net of federal income tax effect	27,303	18,346	24,451
Effect of tax law changes	(73,103)	—	1,625
Non-deductible FDIC deposit insurance premiums	7,857	6,938	8,852
Effect of tax deductibility of ESOP	(3,208)	(3,163)	(3,116)
Non-taxable income and expense of BOLI	(6,726)	(5,981)	(5,957)
Federal tax credits	(1,290)	(750)	(531)
Adjustments relating to prior tax years	634	373	(7,246)
Other, net	1,789	2,607	63
Total income tax expense	$76,695	$128,264	$135,252

GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The CARES Act was enacted on March 27, 2020 to provide relief related to the COVID-19 pandemic. The CARES Act includes many measures to assist companies including the allowance of net operating losses originating in 2018, 2019 or 2020 to be carried back five years. The Company recorded $68.4 million in tax benefits for the year ended December 31, 2020 relating to the enactment of the CARES Act.  Due to changes to the New Jersey tax laws enacted in 2018, a tax expense of $2.1 million for the year-ended December 31, 2018 was recorded.

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the Consolidated Statements of Condition, were $84.5 million and $57.1 million, respectively, at December 31, 2020 and 2019, and included commitments of $54.2 million and $29.1 million that are expected to be funded over the next three years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2020, 2019, and 2018 were $7.5 million, $5.9 million, and $5.2 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $6.2 million, $5.2 million, and $4.7 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2020, 2019, and 2018.

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2020, the Company had $37.8 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2020 that would have affected the effective tax rate, if recognized, was $29.9 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2020, 2019, and 2018, the Company recognized income tax expense attributed to interest and penalties of $2.8 million, $2.5 million, and $1.7 million, respectively. Accrued interest and penalties on tax liabilities were $18.4 million and $14.5 million, respectively, at December 31, 2020 and 2019.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2020, 2019, and 2018:

	December 31,
(in thousands)	2020	2019	2018
Uncertain tax positions at beginning of year	$35,749	$33,357	$33,681
Additions for tax positions relating to current-year operations	830	925	—
Additions for tax positions relating to prior tax years	1,547	2,036	1,660
Subtractions for tax positions relating to prior tax years	(306)	(569)	(1,984)
Reductions in balance due to settlements	—	—	—
Uncertain tax positions at end of year	$37,820	$35,749	$33,357

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•	Federal tax filings for tax years 2017 through the present;
•	New York State tax filings for tax years 2010 through the present;
•	New York City tax filings for tax years 2011 through the present; and
•	New Jersey tax filings for tax years 2016 through the present.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:

•	New York State for the tax years 2010 through 2014; and
•	New York City for the tax years 2011 and 2014.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $21 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2020, the Bank’s federal tax bad debt base-year reserve was $61.5 million, with a related federal deferred tax liability of $12.9 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of December 31, 2020, all of the Company’s $4.3billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at December 31, 2020.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2020, the Company had a net negative exposure.

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

The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the twelve months ended December 31, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $34.6 million for the twelve months ended December 31, 2020, respectively.  For the twelve months ended December 31, 2019, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and Leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $3.4 million for the twelve months ended December 31, 2019, respectively.

As of December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

(in thousands)	December 31, 2020		December 31, 2019
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,073,214	$73,214	$2,053,483	$53,483

(1)

These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.6 billion; the cumulative basis adjustments associated with these hedging relationships was $73.2 million; and the amount of the designated hedged items was $2.0 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2020.

	December 31, 2020
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

(in thousands)	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Derivative – interest rate swap:
Interest income	$(19,731)	$(53,483)
Hedged item – loans:
Interest income	$19,731	$53,483

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects

Interest rate swaps with notional amounts totaling $2.3 billion and $800.0 million as of December 31, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31, 2020 and December 31, 2019:

(dollars in thousands)	December 31, 2020	December 31, 2019
Notional amounts	$2,250,000	$800,000
Cash collateral posted	45,532	1,185
Weighted average pay rates	1.27%	1.62%
Weighted average receive rates	0.23%	1.90%
Weighted average maturity	1.9 years	2.5 years

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the year ending December 31, 2020:

(in thousands)	For the Twelve Months Ended December 31, 2020	For the Twelve Months Ended December 31, 2019
Amount of (loss) gain recognized in AOCL	$(58,484)	$1,340
Amount of reclassified from AOCL to interest expense	11,768	(154)

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the twelve months ended December 31, 2020 was $11.8 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $23.5 million will be reclassified to interest expense.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2020, the Company had pledged available for sale mortgage-related securities and other debt securities with carrying values of $898.3 million and $379.8 million, respectively. At December 31, 2019, the Company had pledged available for sale mortgage-related securities and other debt securities with carrying values of $651.3 million and $721.0 million, respectively. In addition, the Company had $33.5 billion and $32.6 billion of loans pledged to the FHLB-NY to serve as collateral for its wholesale borrowings at the respective year-ends.

Loan Commitments and Letters of Credit

At December 31, 2020 and 2019, the Company had commitments to originate loans, including unused lines of credit, of $2.5 billion and $2.0 billion, respectively. The majority of the outstanding loan commitments at those dates were expected to close within 90 days. In addition, the Company had commitments to originate letters of credit totaling $375.9 million and $509.9 million at December 31, 2020 and 2019.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit at December 31, 2020:

(in thousands)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$310,261
One-to-four family	801
Acquisition, development, and construction	100,599
Total mortgage loan commitments	$411,661
Other loan commitments	2,063,559
Total loan commitments	$2,475,220
Commercial, performance stand-by, and financial stand-by letters of credit	375,876
Total commitments	$2,851,096

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2020:

(in thousands)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$164,498	$50,724	$215,222	$354,225
Performance stand-by letters of credit	3,351	-	3,351	3,351
Commercial letters of credit	3,860	1,038	4,898	18,300
Total letters of credit	$171,709	$51,762	$223,471	$375,876

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

At December 31, 2020, the Company had commitments to purchase securities totaling $19.8 million.

Legal Proceedings

The Company is involved in various legal actions arising in the ordinary course of its business. All such actions in the aggregate involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Company.

NOTE 13: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There was no change in goodwill during the year ended December 31, 2020. During the year ended December 31, 2019, goodwill was reduced by $9.8 million related to the sale of the Company’s wealth management business, Peter B. Cannell & Co. Goodwill totaled $2.4 billion at each of these dates.

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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in thousands)	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$159,896	$143,235
Interest cost	4,692	5,660
Actuarial loss (gain)	14,629	18,806
Annuity payments	(6,510)	(6,473)
Settlements	(575)	(1,332)
Benefit obligation at end of year	$172,132	$159,896
Change in Plan Assets:
Fair value of assets at beginning of year	$242,558	$210,246
Actual return (loss) on plan assets	25,557	40,117
Contributions	--	--
Annuity payments	(6,510)	(6,473)
Settlements	(575)	(1,332)
Fair value of assets at end of year	$261,030	$242,558
Funded status (included in “Other assets”)	$88,898	$82,662
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$-	$—
Amortization of actuarial loss	(7,327)	(10,035)
Net actuarial (gain) loss arising during the year	4,577	(7,378)
Total recognized in other comprehensive income for the year (pre-tax)	$(2,750)	$(17,413)
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$-	$—
Actuarial loss, net	73,017	75,767
Total accumulated other comprehensive loss (pre-tax)	$73,017	$75,767

In 2021, an estimated $6.9 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2020 was $7.3 million. No prior service cost will be amortized in 2021 and none was amortized in 2020. The discount rates used to determine the benefit obligation at December 31, 2020 and 2019 were 2.2% and 3.0%, respectively.

The discount rate reflects rates at which the benefit obligation could be effectively settled. To determine this rate, the Company considers rates of return on high-quality fixed-income investments that are currently available and are expected to be available during the period until the pension benefits are paid. The expected future payments are discounted based on a portfolio of high-quality rated bonds (AA or better) for which the Company relies on the Financial Times Stock Exchange (“FTSE”) Pension Liability Index that is published as of the measurement date.

The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Components of net periodic pension expense (credit):
Interest cost	$4,692	$5,660	$5,085
Expected return on plan assets	(15,505)	(13,933)	(16,139)
Amortization of net actuarial loss	7,327	10,035	7,179
Net periodic pension (credit) expense	$(3,486)	$1,762	$(3,875)

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2020	2019	2018
Discount rate	3.0%	4.1%	3.4%
Expected rate of return on plan assets	6.5	6.8	7.0

As of December 31, 2020, Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”), a private placement investment fund.

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

The Retirement Plan allocates its assets in accordance with the following targets:

•

To hold 55% of its assets in equity securities via investment in the Trust’s Long-Term Growth—Equity (“LTGE”) Portfolio, a diversified portfolio that invests in a number of actively and passively managed equity mutual funds and collective trusts in order to gain exposure to both U.S. and non-U.S. equity markets;

•

To hold 44% of its assets in intermediate-term investment-grade bonds via investment in the Long-Term Growth—Fixed Income (“LTGFI”) Portfolio, a diversified portfolio that invests in a number of fixed-income mutual funds and collective investment trusts, primarily including intermediate-term bond funds with a focus on U.S. investment grade securities and opportunistic allocations to below-investment grade and non-U.S. investments; and

•	To hold 1% in a cash equivalents portfolio for liquidity purposes.

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

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2020:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$23,206	$—	$23,206	$—
Large-cap growth (2)	22,997	—	22,997	—
Large-cap core (3)	15,146	—	15,146	—
Mid-cap value (4)	4,509	—	4,509	—
Mid-cap growth (5)	6,316	—	6,316	—
Mid-cap core (6)	5,113	—	5,113	—
Small-cap value (7)	3,307	—	3,307	—
Small-cap growth (8)	8,674	—	8,674	—
Small-cap core (9)	3,400	—	3,400	—
International equity (10)	32,248	—	32,248	—
Fixed Income Funds:
Fixed Income – U.S. Core (11)	74,523	—	74,523	—
Intermediate duration (12)	24,953	—	24,953	—
Equity Securities:
Company common stock	31,401	31,401	—	—
Cash Equivalents:
Money market *	5,237	2,321	2,916	—
	$261,030	$33,722	$227,308	$—

*	Includes cash equivalent investments in equity and fixed income strategies.
(1)	This category contains large-cap stocks with above-average yield. The portfolio typically holds between 60 and 70 stocks.
(2)	This category seeks long-term capital appreciation by investing primarily in large growth companies based in the U.S.
(3)	This fund tracks the performance of the S&P 500 Index by purchasing the securities represented in the Index in approximately the same weightings as the Index.
(4)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Value Index.
(5)	This category employs an indexing investment approach designed to track the performance of the CRSP US Mid-Cap Growth Index.
(6)	This category seeks to track the performance of the S&P Midcap 400 Index.
(7)	This category consists of a selection of investments based on the Russell 2000 Value Index.
(8)	This category consists of a mutual fund invested in small cap growth companies along with a fund invested in a selection of investments based on the Russell 2000 Growth Index.
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

Current Asset Allocation

The asset allocations for the Retirement Plan as of December 31, 2020 and 2019 were as follows:

	At December 31,
	2020	2019
Equity securities	60%	58%
Debt securities	38	40
Cash equivalents	2	2
Total	100%	100%

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

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2021.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in thousands)
2021	$7,995
2022	8,073
2023	8,060
2024	8,302
2025	8,567
2026 and thereafter	43,728
Total	$84,725

Qualified Savings Plan

The Company maintains a defined contribution qualified savings plan in which all full-time employees are able to participate after three months of service and having attained age 21. The Company instituted a safe harbor matching contribution program during the year ended December 31, 2020.  These Company contributions totaled $5.7 million in 2020.  The Company did not make any contributions in 2019.

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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$11,898	$13,583
Interest cost	327	512
Actuarial gain	238	(1,233)
Premiums and claims paid	(614)	(964)
Benefit obligation at end of year	$11,849	11,898
Change in plan assets:
Fair value of assets at beginning of year	$-	$—
Employer contribution	614	964
Premiums and claims paid	(614)	(964)
Fair value of assets at end of year	$-	$—
Funded status (included in “Other liabilities”)	$(11,849)	(11,898)
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$249	$249
Amortization of actuarial gain	(25)	(124)
Net actuarial (gain) loss arising during the year	238	(1,234)
Total recognized in other comprehensive income for the year (pre-tax)	$462	$(1,109)
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$(287)	$(536)
Actuarial loss, net	1,679	1,466
Total accumulated other comprehensive income (pre-tax)	$1,392	$930

The discount rates used in the preceding table were 2.0% and 2.9%, respectively, at December 31, 2020 and 2019.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2021 are $46,000 and $249,000, respectively.

The following table presents the components of net periodic benefit cost for the years indicated:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	327	512	513
Amortization of past-service liability	(249)	(249)	(249)
Amortization of net actuarial loss	25	124	309
Net periodic benefit cost	$103	$387	$573

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2020	2019	2018
Discount rate	2.9%	3.9%	3.3%
Current medical trend rate	6.5	6.5	6.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2026	2025	2024

Expected Contributions

The Company expects to contribute $915,000 to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2021.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in thousands)
2021	$915
2022	881
2023	851
2024	820
2025	789
2026 and thereafter	3,451
Total	$7,707

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

In 2020, 2019, and 2018, the Company allocated 405,167, 349,356, and 529,531 shares, respectively, to participants in the ESOP. For the years ended December 31, 2020, 2019, and 2018, the Company recorded ESOP-related compensation expense of $4.3 million, $4.2 million, and $5.0 million, respectively.

Supplemental Executive Retirement Plan

The Bank has established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 2,191,915 and 2,046,449 shares, respectively, at December 31, 2020 and 2019, including shares purchased through dividend reinvestment. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition.

Stock Based Compensation

At December 31, 2020, the Company had a total of 11,913,461 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 3, 2020. The Company granted 2,421,345 shares of restricted stock, with an average fair value of $11.61 per share on the date of grant, during the twelve months ended December 31, 2020.

During 2019 and 2018, the Company granted 2,031,198 shares and 2,543,023 shares, respectively, of restricted stock, which had average fair values of $10.45 and $13.50 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2020, 2019, and 2018 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $28.4 million, $30.9 million, and $36.3 million, respectively, for the years ended December 31, 2020, 2019, and 2018.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2020:

	For the Year Ended December 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,516,101	$13.31
Granted	2,421,345	11.61
Vested	(2,180,891)	14.06
Canceled	(528,507)	12.88
Unvested at end of year	6,228,048	12.43

As of December 31, 2020, unrecognized compensation cost relating to unvested restricted stock totaled $52.5 million. This amount will be recognized over a remaining weighted average period of 2.8 years.

In addition, the Company has granted a total of 477,872 Performance-Based Restricted Stock Units (“PSUs”). Included in this total are 446,181 shares granted during the twelve months ended December 31, 2020, which have a performance period of January 1, 2020 to December 31, 2022 and vest on April 1, 2023, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. During the twelve months ended December 31, 2020, 386,983 shares were forfeited. The Company granted 418,674 PSUs during 2019, which have a performance period of January 1, 2019 to December 31, 2021 and vest on April 1, 2022, subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1.0 million and $1.1 million for the twelve months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, unrecognized compensation cost relating to unvested PSUs totaled $3.1 million. This amount will be recognized over a remaining weighted average period of 1.8 years. As of December 31, 2020, the Company believes it is probable that the performance conditions will be met.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,209,610	$—	$—	$1,209,610
GSE CMOs	—	1,828,715	—	—	1,828,715
Total mortgage-related debt securities	$—	$3,038,325	$—	$—	$3,038,325
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$64,985	$—	$—	$—	$64,985
GSE debentures	—	1,158,302	—	—	1,158,302
Asset-backed securities	—	527,099	—	—	527,099
Municipal bonds	—	26,311	—	—	26,311
Corporate bonds	—	882,226	—	—	882,226
Foreign notes	—	25,538	—	—	25,538
Capital trust notes	—	90,547	—	—	90,547
Total other debt securities	$64,985	$2,710,023	$—	$—	$2,775,008
Total debt securities available for sale	$64,985	$5,748,348	$—	$—	$5,813,333
Equity securities:			—	—
Preferred stock	$15,493	$—	$—	$—	$15,493
Mutual funds	—	16,083	—	—	16,083
Total equity securities	$15,493	$16,083	$—	$—	$31,576
Total securities	$80,478	$5,764,431	$—	$—	$5,844,909

	Fair Value Measurements at December 31, 2019
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,552,623	$—	$—	$1,552,623
GSE CMOs	—	1,801,112	—	—	1,801,112
Total mortgage-related debt securities	$—	$3,353,735	$—	$—	$3,353,735
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$41,839	$—	$—	$—	$41,839
GSE debentures	—	1,094,240	—	—	1,094,240
Asset-backed securities	—	373,254	—	—	373,254
Municipal bonds	—	26,892	—	—	26,892
Corporate bonds	—	867,182	—	—	867,182
Capital trust notes	—	95,915	—	—	95,915
Total other debt securities	$41,839	$2,457,483	$—	$—	$2,499,322
Total debt securities available for sale	$41,839	$5,811,218	$—	$—	$5,853,057
Equity securities:			—	—
Preferred stock	$15,414	$—	$—	$—	$15,414
Mutual funds and common stock	—	17,416	—	—	17,416
Total equity securities	$15,414	$17,416	$—	$—	$32,830
Total securities	$57,253	$5,828,634	$—	$—	$5,885,887

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

Fair Value Option

Gains and Losses Included in Income for Assets Where the Fair Value Option Has Been Elected

The assets accounted for under the fair value option are initially measured at fair value. Gains and losses from the initial measurement and subsequent changes in fair value are recognized in earnings. The following table presents the changes in fair value related to initial measurement, and the subsequent changes in fair value included in earnings, for MSRs for the periods indicated:

	(Loss) Gain Included in Mortgage Banking Income from Changes in Fair Value (1)
	For the Twelve Months Ended December 31,
(in thousands)	2020	2019	2018
Loans held for sale	$—	$—	$—
Mortgage servicing rights	—	—	(224)
Total loss	$—	$—	$(224)

(1)	Included in “Non-interest income.”

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of December 31, 2020 and 2019, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2020 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain loans (1)	$—	$—	$41,066	$41,066
Other assets(2)	—	—	5,655	5,655
Total	$—	$—	$46,721	$46,721

(1)	Represents the fair value of certain loans individually assessed for impairment, based on the value of the collateral.
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2020 and 2019:

	December 31, 2020
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,947,931	$1,947,931	$1,947,931		$—		$—
FHLB stock (1)	714,005	714,005	—		714,005		—
Loans and leases, net	42,806,691	42,376,214	—		—		42,376,214
Financial Liabilities:
Deposits	$32,436,813	$32,466,013	$22,106,133	(2)	$10,359,880	(3)	$—
Borrowed funds	16,083,544	16,794,338	—		16,794,338		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

	December 31, 2019
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$741,870	$741,870	$741,870		$—		$—
FHLB stock (1)	647,562	647,562	—		647,562		—
Loans and leases, net	41,746,517	41,699,929	—		—		41,699,929
Financial Liabilities:
Deposits	$31,657,132	$31,713,945	$17,442,274	(2)	$14,271,671	(3)	$—
Borrowed funds	14,557,593	14,882,776	—		14,882,776		—

(1)	Carrying value and estimated fair value are at cost.
(2)	Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)	Certificates of deposit.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2020 and 2019.

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

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary bank would require the approval of the Superintendent of the NYSDFS if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2020, dividends of $380.0 million were paid by the Bank to the Parent Company. At December 31, 2020, the Bank could have paid additional dividends of $301.6 million to the Parent Company without regulatory approval.

NOTE 18: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):

Condensed Statements of Condition

	December 31,
(in thousands)	2020	2019
ASSETS:
Cash and cash equivalents	$151,205	$183,063
Investments in subsidiaries	7,333,764	7,169,066
Receivables from subsidiaries	—	2,249
Other assets	23,342	23,338
Total assets	$7,508,311	$7,377,716
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$360,259	$359,866
Subordinated notes	295,624	295,066
Other liabilities	10,784	11,090
Total liabilities	666,667	666,022
Stockholders’ equity	6,841,644	6,711,694
Total liabilities and stockholders’ equity	$7,508,311	$7,377,716

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Interest income	$293	$668	$500
Dividends received from subsidiaries	380,000	380,000	380,000
Other income	582	716	793
Gross income	380,875	381,384	381,293
Operating expenses	51,730	49,926	59,372
Income before income tax benefit and equity in underdistributed earnings of subsidiaries	329,145	331,458	321,921
Income tax benefit	14,163	13,669	16,616
Income before equity in underdistributed earnings of subsidiaries	343,308	345,127	338,537
Equity in underdistributed earnings of subsidiaries	167,801	49,916	83,880
Net income	$511,109	$395,043	$422,417

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$511,109	$395,043	$422,417
Change in other assets	(4)	386	256
Change in other liabilities	(306)	(2,608)	(1,152)
Other, net	30,352	32,776	36,677
Equity in underdistributed earnings of subsidiaries	(167,801)	(49,916)	(83,880)
Net cash provided by operating activities	373,350	375,681	374,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in receivable from subsidiaries, net	2,249	4,206	(1,705)
Net cash provided by (used in) investing activities	2,249	4,206	(1,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchased	(59,022)	(75,220)	(163,249)
Cash dividends paid on common and preferred stock	(348,435)	(350,222)	(365,889)
Proceeds from issuance of subordinated notes	—	—	294,607
Net cash used in financing activities	(407,457)	(425,442)	(234,531)
Net (decrease) increase in cash and cash equivalents	(31,858)	(45,555)	138,082
Cash and cash equivalents at beginning of year	183,063	228,618	90,536
Cash and cash equivalents at end of year	$151,205	$183,063	$228,618

NOTE 19: CAPITAL

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Bank.

The following tables present the regulatory capital ratios for the Company at December 31, 2020 and 2019, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,962,399	9.72%	$4,465,239	10.95%	$5,289,611	12.97%	$4,465,239	8.52%
Minimum for capital adequacy purposes	1,834,858	4.50	2,446,478	6.00	3,261,970	8.00	2,095,846	4.00
Excess	$2,127,541	5.22%	$2,018,761	4.95%	$2,027,641	4.97%	$2,369,393	4.52%

	Risk-Based Capital
At December 31, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,818,311	9.91%	$4,321,151	11.22%	$5,111,990	13.27%	$4,321,151	8.66%
Minimum for capital adequacy purposes	1,733,826	4.50	2,311,768	6.00	3,082,358	8.00	1,996,966	4.00
Excess	$2,084,485	5.41%	$2,009,383	5.22%	$2,029,632	5.27%	$2,324,185	4.66%

At December 31, 2020, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 497 basis points and the fully phased-in capital conservation buffer by 247 basis points.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2020, the Bank exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2020, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 risk-based capital ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%. In the opinion of management, no conditions or events have transpired since December 31, 2020 to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Bank at December 31, 2020 and 2019 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

	Risk-Based Capital
At December 31, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,964,055	12.18%	$4,964,055	12.18%	$5,145,321	12.62%	$4,964,055	9.48%
Minimum for capital adequacy purposes	1,834,112	4.50	2,445,483	6.00	3,260,643	8.00	2,095,175	4.00
Excess	$3,129,943	7.68%	$2,518,572	6.18%	$1,884,678	4.62%	$2,868,880	5.48%

	Risk-Based Capital
At December 31, 2019	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,785,217	12.42%	$4,785,217	12.42%	$4,933,900	12.81%	$4,785,217	9.59%
Minimum for capital adequacy purposes	1,733,085	4.50	2,310,780	6.00	3,081,040	8.00	1,996,288	4.00
Excess	$3,052,132	7.92%	$2,474,437	6.42%	$1,852,860	4.81%	$2,788,929	5.59%

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

Treasury Stock Repurchases

On October 23, 2018, the Board of Directors approved the repurchase of up to $300 million of the Company’s outstanding common stock. As of December 31, 2020, the Company has repurchased a total of 28.9 million shares at an average price of $9.63 or an aggregate purchase of $278.1 million.  During the years ended December 31, 2020 and 2019, the Company repurchased 5.0 million and 7.1 million shares, at a cost of $50.2 million and $67.1 million, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February, 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Allowance for credit losses on loans and leases related to the multi-family, commercial real estate and specialty finance portfolio segments that are evaluated on a collective basis.

As discussed in Note 2 and Note 6 to the consolidated financial statements, the Company’s allowance for credit losses (ACL) on loans and leases was $194 million as of December 31, 2020, a portion of which related to the multi-family, commercial real estate and specialty finance portfolio segments. The allowance for credit losses on loans and leases is measured on a collective basis when similar risk characteristics exist (collective ACL). Management estimates the collective ACL by projecting and multiplying together the probability-of-default (PD), loss-given-default (LGD) and exposure-at-default depending on economic parameters for each month of the remaining contractual term. For the multi-family and commercial real estate portfolios, the Company estimates the exposure-at-default using a prepayment model which projects prepayments over the life of the loans. Economic parameters are developed using available information relating to past events, current conditions, economic forecasts, and macroeconomic assumptions.  Economic parameters are forecast over a reasonable and supportable period. After the reasonable and supportable period, the Company reverts to a historical average loss rate on a straight line basis.  Historical credit experience over the observation period provides the basis for the estimation of expected credit losses, with qualitative adjustments made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions.

We identified the assessment of the collective ACL on loans and leases related to the multi-family, commercial real estate and specialty finance portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions. Such significant assumptions included portfolio segmentation, the selection of the economic forecasts and macroeconomic assumptions, the reasonable and supportable forecast period, the reversion period and the historical observation period. The assessment also included the evaluation of the qualitative adjustments and their significant assumptions for differences in loan-specific risk characteristics and changes in environmental factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans and leases related to multi-family, commercial real estate and specialty finance portfolio segments, including controls over the:

•	Development of the collective ACL on loans and leases related to the multi-family, commercial real estate and specialty finance portfolio segments methodology
•	development of the PD, LGD, and prepayment models
•	identification and determination of the significant assumptions used in the PD, LGD, and prepayment models
•	development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative factors
•	performance monitoring of the PD, LGD, and prepayment models
•	analysis of the collective ACL on loans and leases related to the multi-family, commercial real estate and specialty finance portfolio segments results, trends, and ratios

We evaluated the Company’s process to develop the collective ACL on loans and leases related to the multi-family, commercial real estate and specialty finance portfolio segments estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•	evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•

evaluating judgments made by the Company relative to the development and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•	assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use
•	evaluating the selection of the economic forecasts and underlying macroeconomic assumptions by comparing it to the Company’s business environment and relevant industry practices
•	assessing the economic forecasts through comparison to publicly available forecasts
•	evaluating the length of the reasonable and supportable period, the reversion period and the historical observation period by comparing them to specific portfolio risk characteristics and trends
•	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•

evaluating the methodology used to develop the qualitative factors and their significant assumptions and the effect of those factors on the allowance for credit losses on loans and leases compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans and leases related to the multi-family, commercial real estate and specialty finance portfolio segments estimate by evaluating the:

•	determination of cumulative results of the audit procedures
•	qualitative aspects of the Company’s accounting practices
•	potential bias in the accounting estimate.

We have served as the Company’s auditor since 1993.

New York, New York
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited New York Community Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

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

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2021 (hereafter referred to as our “2021 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

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

Information regarding executive compensation appears in our 2021 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	11,913,461
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	11,913,461

Information relating to the security ownership of certain beneficial owners and management appears in our 2021 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, appears in our 2021 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services appears in our 2021 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Statements of Condition at December 31, 2020 and 2019;
•	Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2020;
•	Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2020;
•	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2020; and
•	Notes to the Consolidated Financial Statements.

The following are incorporated by reference from Item 9A hereof:

•	Management’s Report on Internal Control over Financial Reporting; and
•	Changes in Internal Control over Financial Reporting.

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

4.3	Form of certificate representing the Series A Preferred Stock (7)

4.4	Form of depositary receipt representing the Depositary Shares (7)

4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (8)

4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and Joseph R. Ficalora, Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto* (9)

10.2(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers* (10)

10.3(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan* (10)

10.4(P)	Supplemental Benefit Plan of Queens County Savings Bank* (11)

10.5(P)	Excess Retirement Benefits Plan of Queens County Savings Bank* (10)

10.6(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan* (10)

10.7	New York Community Bancorp, Inc. Management Incentive Compensation Plan* (12)

10.8	New York Community Bancorp, Inc. 2012 Stock Incentive Plan* (13)

10.9

Underwriting Agreement, dated November 1, 2018, by and among the Registrant and Goldman Sachs & Co., Sandler O’Neill & Partners, L.P., Credit Suisse Securities (USA) LLC, Jeffries LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters listed therein (14)

10.10	Consulting Agreement between New York Community Bancorp, Inc. and James J. Carpenter* (15)

10.11	New York Community Bancorp, Inc., 2020 Omnibus Incentive Plan* (16)
11.0	Statement Re: Computation of Per Share Earnings (See Note 2 to the Consolidated Financial Statements)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

23.0	Consent of KPMG LLP, dated February 26, 2021 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*	Management plan or compensation plan arrangement.
(1)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278)
(2)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565)
(3)	Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565)
(4)	Incorporated herein by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017

(5)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2016 (File No. 1-31565)
(6)	Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended September 30, 2017 (File No. 1-31565)
(7)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2017
(8)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2019 (File No. 1-31565)
(9)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2006 (File No. 1-31565)
(10)	Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(11)	Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995
(12)	Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006 (File No. 1-31565)
(13)	Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012 (File No. 1-31565)
(14)	Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2018 (File No. 1-31565)
(15)	Incorporated by reference to Exhibits filed with the Company’s Form 10-K/A for the year ended December 31, 2019 (File No. 1-31565)

(16) Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-8 filed on August 5, 2020. Registration No. 333-241023

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021	New York Community Bancorp, Inc.
(Registrant)

/s/ Thomas R. Cangemi
Thomas R. Cangemi
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas R. Cangemi	2/26/21	/s/ John J. Pinto	2/26/21
Thomas R. Cangemi		John J. Pinto
President, Chief Executive Officer, and Director		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ Dominick Ciampa	2/26/21	/s/ Hanif W. Dahya	2/26/21
Dominick Ciampa		Hanif W. Dahya
Director		Director

/s/ Leslie D. Dunn	2/26/21	/s/ Michael J. Levine	2/26/21
Leslie D. Dunn		Michael J. Levine
Director		Chairman of the Board of Directors

/s/ James J. O’Donovan	2/26/21	/s/ Lawrence Rosano, Jr.	2/26/21
James J. O’Donovan		Lawrence Rosano, Jr.
Director		Director

/s/ Ronald A. Rosenfeld	2/26/21	/s/ Lawrence J. Savarese	2/26/21
Ronald A. Rosenfeld		Lawrence J. Savarese
Director		Director

/s/ John M. Tsimbinos	2/26/21	/s/ Robert Wann	2/26/21
John M. Tsimbinos		Robert Wann
Director		Senior Executive Vice President, Chief Operating Officer, and Director