Form 10-Q
period 2021-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2021-05-07
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(Address of principal executive offices)

(Registrant’s telephone number, including area code) (516) 683-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.01 par value per share	NYCB	New York Stock Exchange
Bifurcated Option Note Unit SecuritiES SM	NYCB PU	New York Stock Exchange
Depository Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, $0.01 par value	NYCB PA	New York Stock Exchange

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

465,063,850

Number of shares of common stock outstanding at May 3, 2021

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2021

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

CHARGE-OFF

Refers to the amount of a loan balance that has been written off against the allowance for credit losses on loans and leases.

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

LIST OF ABBREVIATIONS AND ACRONYMS

ACL—Allowance for Credit Losses on Loans and Leases	FDI Act—Federal Deposit Insurance Act
ADC—Acquisition, development, and construction loan	FDIC—Federal Deposit Insurance Corporation
ALCO—Asset and Liability Management Committee	FHLB—Federal Home Loan Bank
AMT—Alternative minimum tax	FHLB-NY—Federal Home Loan Bank of New York
AmTrust—AmTrust Bank	FOMC—Federal Open Market Committee
AOCL—Accumulated other comprehensive loss	FRB—Federal Reserve Board
ASC—Accounting Standards Codification	FRB-NY—Federal Reserve Bank of New York
ASU—Accounting Standards Update	Freddie Mac—Federal Home Loan Mortgage Corporation
BOLI—Bank-owned life insurance	FTEs—Full-time equivalent employees
BP—Basis point(s)	GAAP—U.S. generally accepted accounting principles
CARES Act—Coronavirus Aid, Relief, and Economic Security Act	GLBA—The Gramm Leach Bliley Act
C&I—Commercial and industrial loan	GNMA—Government National Mortgage Association
CCAR—Comprehensive Capital Analysis and Review	GSEs—Government-sponsored enterprises
CDs—Certificates of deposit	HQLAs—High-quality liquid assets
CECL—Current Expected Credit Loss	LIBOR—London Interbank Offered Rate
CFPB—Consumer Financial Protection Bureau	LSA—Loss Share Agreements
CMOs—Collateralized mortgage obligations	LTV—Loan-to-value ratio
CMT—Constant maturity treasury rate	MBS—Mortgage-backed securities
CPI—Consumer Price Index	NIM—Net interest margin
CPR—Constant prepayment rate	NOL—Net operating loss
CRA—Community Reinvestment Act	NPAs—Non-performing assets
CRE—Commercial real estate loan	NPLs—Non-performing loans
Desert Hills—Desert Hills Bank	NPV—Net Portfolio Value
DIF—Deposit Insurance Fund	NYSDFS—New York State Department of Financial Services
DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSE—New York Stock Exchange
DSCR—Debt service coverage ratio	OCC—Office of the Comptroller of the Currency
EAR—Earnings at Risk	OFAC—Office of Foreign Assets Control
EPS—Earnings per common share	OREO—Other real estate owned
ERM—Enterprise Risk Management	PPP—Paycheck Protection Program loans administered by the Small Business Administration
EVE—Economic Value of Equity at Risk	SEC—U.S. Securities and Exchange Commission
Fannie Mae—Federal National Mortgage Association	SIFI—Systemically Important Financial Institution
FASB—Financial Accounting Standards Board	TDRs—Troubled debt restructurings

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in thousands, except share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and cash equivalents	$2,722,915	$1,947,931
Securities:
Debt securities available-for-sale ($1,242,310 and $1,278,177 pledged at March 31, 2021 and December 31, 2020, respectively) (Allowance for credit losses of $0 at March 31, 2021 and December 31, 2020)	6,177,905	5,813,333
Equity investments with readily determinable fair values, at fair value	15,801	31,576
Total securities	6,193,706	5,844,909
Loans held for sale	141,435	117,136
Loans and leases held for investment, net of deferred loan fees and costs	43,125,139	42,883,598
Less: Allowance for credit losses on loans and leases	(197,758)	(194,043)
Total loans and leases held for investment, net	42,927,381	42,689,555
Total loans and leases held for investment and held for sale, net	43,068,816	42,806,691
Federal Home Loan Bank stock, at cost	698,984	714,005
Premises and equipment, net	282,407	287,447
Operating lease right-of-use assets	262,196	266,864
Goodwill	2,426,379	2,426,379
Bank-owned life insurance	1,165,765	1,164,196
Other real estate owned and other repossessed assets	8,153	8,318
Other assets	827,571	839,380
Total assets	$57,656,892	$56,306,120
Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$12,665,002	$12,610,073
Savings accounts	7,043,602	6,415,608
Certificates of deposit	9,614,298	10,330,680
Non-interest-bearing accounts	4,874,234	3,080,452
Total deposits	34,197,136	32,436,813
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	14,302,661	14,627,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	15,102,661	15,427,661
Junior subordinated debentures	360,362	360,259
Subordinated notes	295,764	295,624
Total borrowed funds	15,758,787	16,083,544
Operating lease liabilities	262,169	266,846
Other liabilities	642,360	677,273
Total liabilities	50,860,452	49,464,476
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	502,840	502,840
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 465,074,384 and 463,901,808 shares outstanding, respectively)	4,904	4,904
Paid-in capital in excess of par	6,103,251	6,122,690
Retained earnings	552,566	494,229
Treasury stock, at cost (25,364,686 and 26,537,262 shares, respectively)	(245,005)	(257,541)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $16,051 and ($25,072), respectively	(41,809)	66,880
Net unrealized loss on pension and post-retirement obligations, net of tax of $20,198 and $21,898, respectively	(54,855)	(59,345)
Net unrealized loss on cash flow hedges, net of tax of $9,658 and $12,519, respectively	(25,452)	(33,013)
Total accumulated other comprehensive loss, net of tax	(122,116)	(25,478)
Total stockholders’ equity	6,796,440	6,841,644
Total liabilities and stockholders’ equity	$57,656,892	$56,306,120

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	For the
	Three Months Ended
	March 31,
	2021	2020
Interest Income:
Loans and leases	$383,430	$391,911
Securities and money market investments	39,678	49,131
Total interest income	423,108	441,042
Interest Expense:
Interest-bearing checking and money market accounts	8,652	28,564
Savings accounts	6,255	8,934
Certificates of deposit	18,471	79,555
Borrowed funds	72,071	79,522
Total interest expense	105,449	196,575
Net interest income	317,659	244,467
Provision for credit losses	3,569	20,601
Net interest income after provision for credit losses	314,090	223,866
Non-Interest Income:
Fee income	5,539	7,018
Bank-owned life insurance	6,890	7,389
Net (loss) gain on securities	(483)	534
Other	2,461	1,958
Total non-interest income	14,407	16,899
Non-Interest Expense:
Operating expenses:
Compensation and benefits	78,026	79,451
Occupancy and equipment	21,481	17,875
General and administrative	32,894	28,196
Total non-interest expense	132,401	125,522
Income before income taxes	196,096	115,243
Income tax expense	50,500	14,915
Net income	145,596	100,328
Preferred stock dividends	8,207	8,207
Net income available to common shareholders	$137,389	$92,121
Basic earnings per common share	$0.29	$0.20
Diluted earnings per common share	$0.29	$0.20
Net income	$145,596	$100,328
Other comprehensive loss, net of tax:
Change in net unrealized loss on securities available for sale, net of tax of $41,123 and $4,611, respectively	(108,689)	(12,157)
Change in pension and post-retirement obligations, net of tax of ($1,238) and ($19), respectively	3,271	45
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $(1,245) and $13,397, respectively	3,287	(35,888)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $0; $206, respectively	—	(543)
Reclassification adjustment for defined benefit pension plan, net of tax of ($462), ($487), respectively	1,219	1,288
Reclassification adjustment for net gain (loss) on cash flow hedges included in net income, net of tax of ($1,617) and $178, respectively	4,274	(467)
Total other comprehensive loss, net of tax	(96,638)	(47,722)
Total comprehensive income, net of tax	$48,958	$52,606

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
Three Months Ended March 31, 2021	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in Excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at December 31, 2020	463,901,808	$502,840	$4,904	$6,122,690	$494,229	$(257,541)	$(25,478)	$6,841,644
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28,051)	—	28,051	—	—
Compensation expense related to restricted stock awards	—	—	—	8,612	—	—	—	8,612
Net income	—	—	—	—	145,596	—	—	145,596
Dividends paid on common stock ($0.17)	—	—	—	—	(79,052)	—	—	(79,052)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)	—	—	(8,207)
Purchase of common stock	(1,343,366)	—	—	—	—	(15,515)	—	(15,515)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(96,638)	(96,638)
Balance at March 31, 2021	465,074,384	$502,840	$4,904	$6,103,251	$552,566	$(245,005)	$(122,116)	$6,796,440

Three Months Ended March 31, 2020
Balance at December 31, 2019	467,346,781	$502,840	$4,904	$6,115,487	$342,023	$(220,717)	$(32,843)	$6,711,694
Opening retained earnings adjustment (1)	—	—	—	—	(10,468)		—	(10,468)
Adjusted balance, beginning of period					331,555			6,701,226
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22,198)	—	22,198	—	—
Compensation expense related to restricted stock awards	—	—	—	8,251	—	—	—	8,251
Net income	—	—	—	—	100,328	—	—	100,328
Dividends paid on common stock ($0.17)	—	—	—	—	(79,332)	—	—	(79,332)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8,207)		—	(8,207)
Purchase of common stock	(3,307,183)	—	—	—	—	(37,159)	—	(37,159)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(47,722)	(47,722)
Balance at March 31, 2020	466,360,703	$502,840	$4,904	$6,101,540	$344,344	$(235,678)	$(80,565)	$6,637,385

(1) Amount represents a $10.5 million cumulative adjustment, net of tax, to retained earnings as of January 1, 2020, as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$145,596	$100,328
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,569	20,601
Depreciation	5,357	6,407
Amortization of discounts and premiums, net	1,344	6,384
Net loss (gain) on securities	483	(534)
Gain on trading activity	(94)	—
Net (gain) loss on sales of loans	(744)	4
Stock-based compensation	8,612	8,251
Deferred tax expense	31,279	44,465
Changes in operating assets and liabilities:
Decrease (increase) in other assets(1)	7,891	(34,397)
Decrease in other liabilities(2)	(28,007)	(20,813)
Purchases of securities held for trading	(60,000)	—
Proceeds from sales of securities held for trading	60,094	—
Held for sale originations	(51,766)	—
Net cash provided by operating activities	123,614	130,696
Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	495,342	428,098
Proceeds from sales of securities available for sale	—	369,972
Purchase of securities available for sale	(985,594)	(483,789)
Redemption of Federal Home Loan Bank stock	15,601	72,567
Purchases of Federal Home Loan Bank stock	(580)	(88,875)
Proceeds from bank-owned life insurance, net	7,182	1,772
Proceeds from sales of loans	32,929	3,124
Purchases of loans	(20,723)	(26,300)
Other changes in loans, net	(225,019)	(380,427)
Purchases of premises and equipment, net	(317)	(438)
Net cash used in investing activities	(681,179)	(104,296)
Cash Flows from Financing Activities:
Net increase in deposits	1,760,323	315,634
Net increase in short-term borrowed funds	—	1,350,000
Proceeds from long-term borrowed funds	325,000	2,150,000
Repayments of long-term borrowed funds	(650,000)	(3,125,000)
Cash dividends paid on common stock	(79,052)	(79,332)
Cash dividends paid on preferred stock	(8,207)	(8,207)
Treasury stock repurchased	—	(28,924)
Payments relating to treasury shares received for restricted stock award tax payments	(15,515)	(8,235)
Net cash provided by financing activities	1,332,549	565,936
Net increase in cash, cash equivalents, and restricted cash	774,984	592,336
Cash, cash equivalents, and restricted cash at beginning of period	1,947,931	741,870
Cash, cash equivalents, and restricted cash at end of period	$2,722,915	$1,334,206
Supplemental information:
Cash paid for interest	$113,189	$202,459
Cash paid for income taxes	14,005	10,000
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$—	$120
Securitization of residential mortgage loans to mortgage-backed securities available for sale	20,723	26,300
Transfer of loans from held for investment to held for sale	47,745	3,124
Shares issued for restricted stock awards	28,051	22,198

(1) Includes $4.7 million and $4.1 million of amortization of operating lease right-of-use assets for the three months ended March 31, 2021 and 2020, respectively.

(2) Includes $4.7 million and $4.1 million of amortization of operating lease liability for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Basis of Presentation, and Impact of Recent Accounting Pronouncements

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

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company adopted ASU No. 2020-04 in the first quarter of 2021 upon issuance. The amendments provide optional expedients and exceptions for certain contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of rate reform. The guidance is effective from the date of issuance until December 31, 2022. If certain criteria are met, the amendments allow exceptions to the designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. To date, the guidance has not had a material impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. The Company will continue to assess the impact as the reference rate transition occurs.

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

The adoption of ASU No. 2017-04 did not have a material effect on the Company’s Consolidated Statements of Condition, results of operations, or cash flows. During the three months ended March 31, 2021, the Company assessed the current environment, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of its reporting unit. After consideration of the items above and the first three months 2021 results, the Company determined it was not more-likely-than-not that the fair value of its reporting unit was below its book value as of March 31, 2021.

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

	For the Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Net income available to common shareholders	$137,389	$92,121
Less: Dividends paid on and earnings allocated to participating securities	(1,795)	(1,170)
Earnings applicable to common stock	$135,594	$90,951
Weighted average common shares outstanding	463,292,906	464,993,970
Basic earnings per common share	$0.29	$0.20
Earnings applicable to common stock	$135,594	$90,951
Weighted average common shares outstanding	463,292,906	464,993,970
Potential dilutive common shares	594,031	418,674
Total shares for diluted earnings per common share computation	463,886,937	465,412,644
Diluted earnings per common share and common share equivalents	$0.29	$0.20

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(in thousands)	For the Three Months Ended March 31, 2021
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains (losses) on available-for-sale securities:	$—	Net gain (losses) on securities
	—	Income tax expense
	$—	Net gain (losses) on securities, net of tax

Unrealized loss on cash flow hedges:	$(5,891)	Interest expense
	1,617	Income tax benefit
	$(4,274)	Net loss on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$62	Included in the computation of net periodic credit(2)
Actuarial losses	(1,743)	Included in the computation of net periodic cost (2)
	(1,681)	Total before tax
	462	Income tax benefit
	$(1,219)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(5,493)

(1) Amounts in parentheses indicate expense items.

(2) See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,183,746	$40,473	$14,901	$1,209,318
GSE CMOs	2,007,855	28,837	50,422	1,986,270
Total mortgage-related debt securities	$3,191,601	$69,310	$65,323	$3,195,588
Other Debt Securities:
U. S. Treasury obligations	$64,993	$5	$—	$64,998
GSE debentures	1,433,280	2,693	67,632	1,368,341
Asset-backed securities (1)	520,111	4,030	3,368	520,773
Municipal bonds	25,715	482	186	26,011
Corporate bonds	870,886	16,594	5,410	882,070
Foreign notes	25,000	993	—	25,993
Capital trust notes	95,621	6,823	8,313	94,131
Total other debt securities	$3,035,606	$31,620	$84,909	$2,982,317
Total debt securities available for sale	$6,227,207	$100,930	$150,232	$6,177,905
Equity Securities:
Mutual funds	15,814	116	129	15,801
Total equity securities	$15,814	$116	$129	$15,801
Total securities (2)	$6,243,021	$101,046	$150,361	$6,193,706

(1) The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2) Excludes accrued interest receivable of $14.8 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,155,436	$54,310	$136	$1,209,610
GSE CMOs	1,786,896	44,691	2,872	1,828,715
Total mortgage-related debt securities	$2,942,332	$99,001	$3,008	$3,038,325
Other Debt Securities:
U.S. Treasury obligations	$64,984	$1	$—	$64,985
GSE debentures	1,158,253	3,998	3,949	1,158,302
Asset-backed securities (1)	530,226	2,576	5,703	527,099
Municipal bonds	25,776	625	90	26,311
Corporate bonds	870,745	17,928	6,447	882,226
Foreign notes	25,000	538	—	25,538
Capital trust notes	95,507	5,540	10,500	90,547
Total other debt securities	$2,770,491	$31,206	$26,689	$2,775,008
Total other securities available for sale	$5,712,823	$130,207	$29,697	$5,813,333
Equity Securities:
Preferred stock	$15,292	$201	$—	$15,493
Mutual funds	15,814	269	—	16,083
Total equity securities	$31,106	$470	$—	$31,576
Total securities(2)	$5,743,929	$130,677	$29,697	$5,844,909

(1) The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2) Excludes accrued interest receivable of $14.9 million included in other assets in the Consolidated Statements of Condition.

At March 31, 2021 and December 31, 2020, respectively, the Company had $699.0 million and $714.0 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Gross proceeds	—	$369,972
Gross realized gains	—	1,811
Gross realized losses	—	1,062

Net losses on equity securities recognized in earnings for the three months ended March 31, 2021 and 2020 were $483,000 and $215,000, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2021:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in thousands)
Available-for-Sale Debt Securities:
Due within one year	$23,017	3.76%	$75,943	0.54%	$—	—%	$49,817	3.01%	$149,348
Due from one to five years	361,118	3.18	21,924	3.52	—	—	223,181	1.87	637,035
Due from five to ten years	175,554	2.48	238,052	2.16	19,840	3.51	706,390	2.03	1,146,853
Due after ten years	2,631,912	1.98	1,162,354	1.53	5,875	3.33	532,230	1.25	4,244,669
Total debt securities available for sale	$3,191,601	2.16%	$1,498,273	1.61%	$25,715	3.47%	$1,511,618	1.76%	$6,177,905

(1) Not presented on a tax-equivalent basis.

(2) Includes corporate bonds, capital trust notes, and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2021:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
GSE certificates	$323,281	$14,901	$—	$—	$323,281	$14,901
GSE CMOs	918,257	50,422	—	—	918,257	50,422
GSE debentures	1,244,721	67,633	—	—	1,244,721	67,633
Asset-backed securities	112,149	405	179,063	2,962	291,212	3,367
Municipal bonds	—	—	8,744	186	8,744	186
Corporate bonds	—	—	319,590	5,410	319,590	5,410
Capital trust notes	—	—	35,601	8,313	35,601	8,313
Equity securities	11,676	129	—	—	11,676	129
Total temporarily impaired securities	$2,610,084	$133,490	$542,998	$16,871	$3,153,082	$150,361

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2020:

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
U. S. Government agency and GSE obligations	58,876	136	—	—	58,876	136
GSE certificates	442,207	2,807	73,568	65	515,775	2,872
GSE CMOs	522,441	3,949	—	—	522,441	3,949
Asset-backed securities	—	—	363,618	5,703	363,618	5,703
Municipal bonds	—	—	8,891	90	8,891	90
Corporate bonds	72,024	2,976	246,528	3,471	318,552	6,447
Foreign notes	—	—	—	—	—	—
Capital trust notes	—	—	33,393	10,500	33,393	10,500
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,095,548	$9,868	$725,998	$19,829	$1,821,546	$29,697

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2021 consisted of five capital trusts notes, five asset-backed securities, five corporate bonds, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2020 consisted of four agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, three corporate bonds, and one municipal bond.

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

We first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria is met, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

None of the unrealized losses identified as of March 31, 2021 or December 31, 2020 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the three months ended March 31, 2021.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$32,195,256	74.77%	$32,236,385	75.28%
Commercial real estate	7,027,236	16.32	6,835,763	15.96
One-to-four family	208,108	0.48	235,989	0.55
Acquisition, development, and construction	115,947	0.27	89,790	0.21
Total mortgage loans held for investment(1)	39,546,547	91.84	$39,397,927	92.00
Other Loans:
Commercial and industrial	1,610,550	3.74	1,682,519	3.93
Lease financing, net of unearned income of $110,582 and $116,366, respectively	1,898,980	4.41	1,734,824	4.05
Total commercial and industrial loans (2)	3,509,530	8.15	3,417,343	7.98
Other	5,593	0.01	6,520	0.02
Total other loans held for investment(1)	3,515,123	8.16	3,423,863	8.00
Total loans and leases held for investment	$43,061,670	100.00%	$42,821,790	100.00%
Net deferred loan origination costs	63,469		61,808
Allowance for credit losses loans and leases	(197,758)		(194,043)
Total loans and leases held for investment, net	$42,927,381		$42,689,555
Loans held for sale (3)	141,435		117,136
Total loans and leases, net	$43,068,816		$42,806,691

(1) Excludes accrued interest receivable of $219.0 million and $219.1 million at March 31, 2021 and December 31, 2020, respectively, which is included in other assets in the Consolidated Statements of Condition.

(2) Includes specialty finance loans and leases of $3.2 billion and $3.0 billion, respectively, at March 31, 2021 and December 31, 2020, and other C&I loans of $350.8 million and $393.3 million, respectively, at March 31, 2021 and December 31, 2020.

(3) Includes deferred loan origination fees of $3.8 million and $1.7 million at March 31, 2021 and December 31, 2020, respectively.

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

Included in loans held for investment at March 31, 2021 and December 31, 2020, were loans of $7.0 million and $37.5 million, respectively, to certain officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At March 31, 2021 and December 31, 2020, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at March 31, 2021:

(in thousands)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$961	$9,888	$—	$10,849	$32,184,407	$32,195,256
Commercial real estate	19,371	11,573	—	30,944	6,996,292	7,027,236
One-to-four family	—	1,466	—	1,466	206,642	208,108
Acquisition, development, and construction	—	—	—	—	115,947	115,947
Commercial and industrial(1) (2)	—	10,247	—	10,247	3,499,283	3,509,530
Other	13	4	—	17	5,576	5,593
Total loans and leases held for investment	$20,345	$33,178	$—	$53,523	$43,008,147	$43,061,670

(1) Includes $10.1 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.

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

(2) Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at March 31, 2021:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$30,647,027	$5,867,168	$194,220	$101,958	$36,810,373	$3,450,432	$5,589	$3,456,021
Special mention	875,091	785,007	5,354	13,989	1,679,441	2,071	—	2,071
Substandard	673,138	375,061	8,534	—	1,056,733	57,027	4	57,031
Doubtful	—	—	—	—	—	—	—	—
Total	$32,195,256	$7,027,236	$208,108	$115,947	$39,546,547	$3,509,530	$5,593	$3,515,123

(1) Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2020:

	Mortgage Loans					Other Loans
(in thousands)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,220,071	$5,884,244	$221,861	$68,233	$37,394,409	$3,388,293	$6,507	$3,394,800
Special mention	566,756	637,101	12,436	21,557	1,237,850	2,842	—	2,842
Substandard	449,558	314,418	1,692	—	765,668	26,208	13	26,221
Doubtful	—	—	—	—	—	—	—	—
Total	$32,236,385	$6,835,763	$235,989	$89,790	$39,397,927	$3,417,343	$6,520	$3,423,863

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2021.

(in thousands)	Vintage Year
Risk Rating Group	2021	2020	2019	2018	2017	Prior To 2017	Revolving Loans	Total
Pass	$2,092,263	$9,587,201	$6,432,567	$5,472,277	$3,995,854	$9,238,124	$20,182	$36,838,468
Special Mention	—	13,067	215,301	345,152	136,466	969,925	—	1,679,911
Substandard	—	—	193,116	249,729	109,848	503,900	—	1,056,593
Total mortgage loans	$2,092,263	$9,600,268	$6,840,984	$6,067,158	$4,242,168	$10,711,949	$20,182	$39,574,972
Pass	249,885	1,004,860	679,606	149,190	195,499	235,594	976,916	3,491,550
Special Mention	—	—	71	—	—	—	2,000	2,071
Substandard	—	2,132	3,723	1,840	8,688	13,844	26,319	56,546
Total other loans	249,885	1,006,992	683,400	151,030	204,187	249,438	1,005,235	3,550,167
Total	$2,342,148	$10,607,260	$7,524,384	$6,218,188	$4,446,355	$10,961,387	$1,025,417	$43,125,139

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of March 31, 2021:

	Collateral Type
(in thousands)	Real Property	Other
Multi-family	$6,840	$—
Commercial real estate	25,386	—
One-to-four family	329	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	16,769
Other	—	—
Total collateral-dependent loans held for investment	$32,555	$16,769

Other collateral primarily consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three months ended March 31, 2021.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2021, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $32.1 million; loans on which forbearance agreements were reached amounted to $146 thousand.

The CARES Act was enacted on March 27, 2020. Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In December 2020, Congress amended the CARES Act through the Consolidated Appropriation Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending TDR relief under the CARES Act until the earlier of December 31, 2021 or 60 days following the termination of the national emergency.

The following table presents information regarding the Company’s TDRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(in thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$6,840	$6,840	$—	$—	$—
Commercial real estate	14,894	—	14,894	14,967	—	14,967
One-to-four family	—	330	330	—	557	557
Commercial and industrial(1)	—	10,134	10,134	—	18,761	18,761
Total	$14,894	$17,304	$32,198	$14,967	$19,318	$34,285

(1) Includes $10.0 million and $17.5 million of taxi medallion-related loans at March 31, 2021 and December 31, 2020, respectively.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended March 31, 2021 and 2020 are summarized as follows:

	For the Three Months Ended March 31, 2021
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	1	$7,515	$7,515	3.13%	3.25%	$-	$-

	For the Three Months Ended March 31, 2020
				Weighted Average Interest Rate
(dollars in thousands)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	8	$1,920	$1,572	3.29%	3.24%	$348	$—

At March 31, 2021, 17 C&I loans in the aggregate amount of $2.1 million have been modified as TDRs during the twelve months ended at that date, and were in payment default. At March 31, 2020, five C&I and one 1-4 family residential loans totaling $600,000 and $140,000, respectively, that had been modified as TDRs during the twelve months ended at that date and were in payment default.

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

Note 6. Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for credit losses on loans and leases for the periods indicated:

	For the Three Months Ended March 31,
	2021			2020
(in thousands)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$176,538	$17,505	$194,043	$122,695	$24,943	$147,638
Impact of CECL adoption	—	-	—	(178)	2,089	1,911
Adjusted balance, beginning of period	176,538	17,505	194,043	122,517	27,032	149,549
Charge-offs	(658)	(3,666)	(4,324)	—	(10,385)	(10,385)
Recoveries	20	4,821	4,841	11	178	189
Provision for credit losses	527	2,671	3,198	18,786	4,105	22,891
Balance, end of period	$176,427	$21,331	$197,758	$141,314	$20,930	$162,244

At March 31, 2021, the allowance for credit losses on loans and leases totaled $197.8 million, up $3.7 million compared to December 31, 2020, driven by a provision for credit losses of $3.6 million.

Separately, at March 31, 2021, the Company had an allowance for unfunded commitments of $12.3 million.

For the three months ended March 31, 2021, the allowance for credit losses on loans and leases increased modestly primarily due to qualitative adjustments surrounding the COVID-19 pandemic's continued impact on our primary lending geography and existing portfolio, partially offset by improvement in the macroeconomic forecast. The forecast scenario includes low single digit growth of Gross Domestic Product (“GDP”), while unemployment remains elevated into the forecasted time horizon.  In addition to these economic and quantitative inputs, several qualitative factors were considered, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

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

The following table presents additional information about the Company’s nonaccrual loans at March 31, 2021:

(in thousands)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$6,840	$—	$81
Commercial real estate	10,491	-	-
One-to-four family	330	-	3
Acquisition, development, and construction	-	-	-
Other	10,205	-	18
Total nonaccrual loans with no related allowance	$27,866	$—	$102
Nonaccrual loans with an allowance recorded:
Multi-family	$3,048	$435	$—
Commercial real estate	1,082	84	2
One-to-four family	1,137	365	3
Acquisition, development, and construction	-	-	-
Other	45	20	1
Total nonaccrual loans with an allowance recorded	$5,312	$904	$6
Total nonaccrual loans:
Multi-family	$9,888	$435	$81
Commercial real estate	11,573	84	2
One-to-four family	1,467	365	6
Acquisition, development, and construction	-	-	-
Other	10,250	20	19
Total nonaccrual loans	$33,178	$904	$108

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2020:

(in thousands)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$—	$—	$—
Commercial real estate	2,256	—	—
One-to-four family	557	—	21
Acquisition, development, and construction	—	—	—
Other	19,821	—	820
Total nonaccrual loans with no related allowance	$22,634	$—	$841
Nonaccrual loans with an allowance recorded:
Multi-family	$4,068	$589	$28
Commercial real estate	9,886	133	52
One-to-four family	1,139	370	14
Acquisition, development, and construction	—	—	—
Other	58	18	5
Total nonaccrual loans with an allowance recorded	$15,151	$1,110	$99
Total nonaccrual loans:
Multi-family	$4,068	$589	$28
Commercial real estate	12,142	133	52
One-to-four family	1,696	370	35
Acquisition, development, and construction	—	—	—
Other	19,879	18	825
Total nonaccrual loans	$37,785	$1,110	$940

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Wholesale Borrowings:
FHLB advances	$14,302,661	$14,627,661
Repurchase agreements	800,000	800,000
Total wholesale borrowings	$15,102,661	$15,427,661
Junior subordinated debentures	360,362	360,259
Subordinated notes	295,764	295,624
Total borrowed funds	$15,758,787	$16,083,544

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2021:

	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800,000

Subordinated Notes

At March 31, 2021 and December 31, 2020, the Company had $295.8 million and $295.6 million, respectively, of fixed-to-floating rate subordinated notes outstanding:

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

Junior Subordinated Debentures

At March 31, 2021 and December 31, 2020, the Company had $360.4 million and $360.3 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at March 31, 2021:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in thousands)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$146,436	$140,085	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007(1)
New York Community Capital Trust X	1.78	123,712	120,000	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.43	30,928	30,000	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.85	59,286	57,500	April 16, 2007	June 30, 2037	June 30, 2012 (2)
Total junior subordinated debentures		$360,362	$347,585

(1) Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

(2) Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2021		2020
(in thousands)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$912	$56	$1,173	$82
Expected return on plan assets	(4,016)	-	(3,876)	—
Amortization of prior-service liability	-	(62)	—	(62)
Amortization of net actuarial loss	1,732	11	1,831	6
Net periodic (credit) expense	$(1,372)	$5	$(872)	$26

(1) Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $915,000 to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2021. The Company does not expect to make any contributions to its pension plan in 2021.

Note 9. Stock-Based Compensation

At March 31, 2021, the Company had a total of 8,481,554 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 3,029,949 shares of restricted stock, with an average fair value of $11.15 per share on the date of grant, during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company granted 2,387,645 shares of restricted stock, with an average fair value of $11.64 per share.

The shares of restricted stock that were granted during the three months ended March 31, 2021 and 2020, vest over a one or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $8.0 million and $7.8 million, respectively, for the three months ended March 31, 2021 and 2020.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,228,048	$12.43
Granted	3,029,949	11.15
Vested	(1,918,654)	13.21
Canceled	(59,260)	11.65
Unvested at end of period	7,280,083	11.70

As of March 31, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $77.6 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the three months ended March 31, 2021:

	Number of Shares	Performance Period	Expected Vesting Date
Outstanding at beginning of year	477,872
Granted	307,479	January 1, 2021 - December 31, 2023	March 31, 2024
Outstanding at end of period	785,351

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $586,000 and $407,000 for the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $6.3 million. This amount will be recognized over a remaining weighted average period of 2.1 years. As of March 31, 2021, the Company believes it is probable that the performance conditions will be met.

The Company matches a portion of employee 401(k) plan contributions. Such expense totaled $1.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,209,318	$—	$—	$1,209,318
GSE CMOs	—	1,986,270	—	—	1,986,270
Total mortgage-related debt securities	$—	$3,195,588	$—	$—	$3,195,588
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$64,998	$—	$—	$—	$64,998
GSE debentures	—	1,368,341	—	—	1,368,341
Asset-backed securities	—	520,773	—	—	520,773
Municipal bonds	—	26,011	—	—	26,011
Corporate bonds	—	882,070	—	—	882,070
Foreign notes	—	25,993			25,993
Capital trust notes	—	94,131	—	—	94,131
Total other debt securities	$64,998	$2,917,319	$—	$—	$2,982,317
Total debt securities available for sale	$64,998	$6,112,907	$—	$—	$6,177,905
Equity securities:
Mutual funds	—	15,801	—	—	15,801
Total equity securities	$—	$15,801	$—	$—	$15,801
Total securities	$64,998	$6,128,708	$—	$—	$6,193,706

	Fair Value Measurements at December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,209,610	$—	$—	$1,209,610
GSE CMOs	—	1,828,715	—	—	1,828,715
Total mortgage-related debt securities	$—	$3,038,325	$—	$—	$3,038,325
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$64,985	$—	$—	$—	$64,985
GSE debentures	—	1,158,302	—	—	1,158,302
Asset-backed securities	—	527,099	—	—	527,099
Municipal bonds	—	26,311	—	—	26,311
Corporate bonds	—	882,226	—	—	882,226
Foreign notes	—	25,538			25,538
Capital trust notes	—	90,547	—	—	90,547
Total other debt securities	$64,985	$2,710,023	$—	$—	$2,775,008
Total debt securities available for sale	$64,985	$5,748,348	$—	$—	$5,813,333
Equity securities:
Preferred stock	$15,493	$—	$—	$—	$15,493
Mutual funds	—	16,083	—	—	16,083
Total equity securities	$15,493	$16,083	$—	$—	$31,576
Total securities	$80,478	$5,764,431	$—	$—	$5,844,909

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2021 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain nonaccrual loans (1)	$—	$—	$23,172	$23,172
Other assets(2)	—	—	10,583	10,583
Total	$—	$—	$33,755	$33,755

(1) Represents the fair value of impaired loans, based on the value of the collateral.

(2) Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity investments without readily determinable fair values. These equity investments are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

	Fair Value Measurements at December 31, 2020 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain nonaccrual loans (1)	$—	$—	$41,066	$41,066
Other assets (2)	—	—	5,655	5,655
Total	$—	$—	$46,721	$46,721

(1) Represents the fair value of impaired loans, based on the value of the collateral.

(2) Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity investments without readily determinable fair values. These equity investments are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2021 and December 31, 2020:

	March 31, 2021
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,722,915	$2,722,915	$2,722,915		$—		$—
FHLB stock (1)	698,984	698,984	—		698,984		—
Loans, net	43,068,816	42,433,118	—		—		42,433,118
Financial Liabilities:
Deposits	$34,197,136	$34,215,071	$24,582,838	(2)	$9,632,233	(3)	$—
Borrowed funds	15,758,787	16,475,503	—		16,475,503		—

(1) Carrying value and estimated fair value are at cost.

(2) Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3) Certificates of deposit.

	December 31, 2020
			Fair Value Measurement Using
(in thousands)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,947,931	$1,947,931	$1,947,931		$—		$—
FHLB stock (1)	714,005	714,005	—		714,005		—
Loans, net	42,806,691	42,376,214	—		$—		42,376,214
Financial Liabilities:
Deposits	$32,436,813	$32,466,013	$22,106,133	(2)	$10,359,880	(3)	$—
Borrowed funds	16,083,544	16,794,338	—		16,794,338		—

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2021 and December 31, 2020.
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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At March 31, 2021 and December 31, 2020, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $63.0 million and $70.6 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in thousands)	For the Three Months ended March 31, 2021	For the Three Months ended March 31, 2020
Interest income on lease financing (1)	$13,871	$11,949

(1) Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At March 31, 2021 and December 31, 2020, the carrying value of net investment in leases was $2.0 billion and $1.9 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Net investment in the lease - lease payments receivable	$1,929,213	$1,771,097
Net investment in the lease - unguaranteed residual assets	80,349	80,093
Total lease payments	$2,009,562	$1,851,190

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of March 31, 2021, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in thousands)	March 31, 2021
2021	$24,349
2022	111,308
2023	342,220
2024	236,013
2025	427,495
Thereafter	868,177
Total lease payments	2,009,562
Plus: deferred origination costs	30,823
Less: unearned income	(110,582)
Total lease finance receivables, net	$1,929,803

Lessee Arrangements

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the Consolidated Statements of Condition.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the incremental borrowing rate (FHLB borrowing rate) is used in determining the present value of lease payments. The implicit rate is used when readily determinable. The operating lease ROU asset is measured at cost, which includes the initial measurement of the lease liability, prepaid rent and initial direct costs incurred by the Company, less incentives received. The lease terms include options to extend the lease when it is reasonably certain that we will exercise that option. For the vast majority of the Company’s leases, we are reasonably certain we will exercise our options to renew to the end of all renewal option periods. As such, substantially all of our future options to extend the leases have been included in the lease liability and ROU assets.

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $4.7 million and $4.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Operating lease cost	$6,750	$6,759
Sublease income	(28)	(11)
Total lease cost	$6,722	$6,748

Supplemental cash flow information related to the leases for the following periods:

(in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,750	$6,759

Supplemental balance sheet information related to the leases for the following periods:

(in thousands, except lease term and discount rate)	March 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	262,196	$266,864
Operating lease liabilities	262,169	266,846
Weighted average remaining lease term	16 years	16 years
Weighted average discount rate	3.08%	3.12%

Maturities of lease liabilities:	March 31, 2021
(in thousands)
2021	$20,099
2022	25,893
2023	25,435
2024	24,764
2025	24,073
Thereafter	222,215
Total lease payments	342,479
Less: imputed interest	(80,310)
Total present value of lease liabilities	$262,169

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of March 31, 2021, all of the Company’s $4.3 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at March 31, 2021.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2021, the Company had a net negative exposure.

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

The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the three months ended March 31, 2021, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $12.0 million for the three months ended March 31, 2021. For the three months ended March 31, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $3.9 million.

As of March 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in thousands)	March 31, 2021
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,047,999	$47,999

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.4 billion; the cumulative basis adjustments associated with these hedging relationships was $48.0 million; and the amount of the designated hedged items was $2.0 billion.

As of December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in thousands)	December 31, 2020
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,073,214	$73,214

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020 the amortized cost basis of the closed portfolios used in these hedging relationships was $3.6 billion; the cumulative basis adjustments associated with these hedging relationships was $73.2 million; and the amount of the designated hedged items was $2.0 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at March 31, 2021 and December 31, 2020:

	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000,000	$—	$—
Total derivatives designated as fair value hedging instruments	$2,000,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Derivative – interest rate swap:
Interest income	$25,215	$(28,130)
Hedged item – loans:
Interest income	$(25,215)	$28,130

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

Interest rate swaps with notional amounts totaling $2.3 billion as of March 31, 2021 and December 31, 2020, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Notional amounts	$2,250,000	$2,250,000
Cash collateral posted	35,109	45,532
Weighted average pay rates	1.27%	1.27%
Weighted average receive rates	0.20%	0.23%
Weighted average maturity	1.7 years	1.9 years

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the three months ended March 31, 2021 and 2020:

(in thousands)	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Amount of gain (loss) recognized in AOCL	$4,532	$(49,285)
Amount of gain (loss) reclassified from AOCL to interest expense	5,891	(645)

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the three months ended March 31, 2021 was $5.9 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $24.1 million will be reclassified to interest expense.

Note 13. Subsequent Event

Pending Acquisition of Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction valued at the time at $2.6 billion. Under terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community common stock for each Flagstar share they own. Following completion of the transaction, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company. The new company will have over $87 billion in total assets, operate nearly 400 traditional branches in nine states, and 87 retail home lending offices across a 28-state footprint. It will have its headquarters on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations. The transaction is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including the receipt of the requisite regulatory approvals and approval by the shareholders of each company.

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
•
our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose, including the pending acquisition of Flagstar Bancorp, Inc.;
•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations, and our ability to realize related revenue synergies and cost savings within expected time frames, including the pending acquisition of Flagstar Bancorp, Inc.;
•
potential exposure to unknown or contingent liabilities of companies we have acquired, may acquire, or target for acquisition, including the pending acquisition of Flagstar Bancorp, Inc.;
•
the ability to invest effectively in new information technology systems and platforms;

•
changes in future ACL requirements under relevant accounting and regulatory requirements;
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
•
the effects of COVID-19, which includes, but are not limited to, the length of time that the pandemic continues, the effectiveness of the COVID-19 vaccination program, the potential imposition of further restrictions on travel or movement in the future, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, the lack of property transactions and asset sales, potential impact on collateral values, and the effect of the pandemic on the general economy and businesses of our borrowers; and
•
other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

See Part II, Item 1A, Risk Factors, in this report and Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2020 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the
	Three Months Ended
	March 31,	Dec. 31,	March 31,
(dollars in thousands)	2021	2020	2020
Total Stockholders’ Equity	$6,796,440	$6,841,644	$6,637,385
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)
Preferred stock	(502,840)	(502,840)	(502,840)
Tangible common stockholders’ equity	$3,867,221	$3,912,425	$3,708,166
Total Assets	$57,656,892	$56,306,120	$54,261,093
Less: Goodwill	(2,426,379)	(2,426,379)	(2,426,379)
Tangible Assets	$55,230,513	$53,879,741	$51,834,714
Average common stockholders’ equity	$6,370,579	$6,258,720	$6,188,032
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,426,379)
Average tangible common stockholders’ equity	$3,944,200	$3,832,341	$3,761,653
Average Assets	$56,305,692	$54,959,914	$53,408,504
Less: Average goodwill	(2,426,379)	(2,426,379)	(2,426,379)
Average tangible assets	$53,879,313	$52,533,535	$50,982,125
Net income available to common stockholders	$137,389	$181,457	$92,121
GAAP MEASURES:
Return on average assets (1)	1.03%	1.38%	0.75%
Return on average common stockholders' equity (2)	8.63	11.60	5.95
Book value per common share	$13.53	$13.66	$13.15
Common stockholders’ equity to total assets	10.92	11.26	11.31
NON-GAAP MEASURES:
Return on average tangible assets (1)	1.08%	1.44%	0.79%
Return on average tangible common stockholders’ equity (2)	13.93	18.94	9.80
Tangible book value per common share	$8.32	$8.43	$7.95
Tangible common stockholders’ equity to tangible assets	7.00	7.26	7.15

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

Now in its 28th year as a publicly traded company, our mission is to provide our shareholders with a solid return on their investment by producing a strong financial performance, adhering to conservative underwriting standards, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of our shares.

First Quarter 2021 Overview

At March 31, 2021, the Company had total assets of $57.7 billion, total loans and leases held for investment of $43.1 billion, total deposits of $34.2 billion, and total stockholders’ equity of $6.8 billion. For the three months ended March 31, 2021, the Company reported net income of $145.6 million, up 45% compared to the $100.3 million reported for the three months ended March 31, 2020.

Net income available to common shareholders for the three months ended March 31, 2021 totaled $137.4 million, up 49% compared to the $92.1 million the Company reported for the three months ended March 31, 2020. On a per share basis, the Company reported diluted earnings per common share of $0.29 for the three months ended March 31, 2021, up 45% compared to the $0.20 reported for the three months ended March 31, 2020.

The key trends in the first quarter of 2021 were:

Continued Net Interest Income Growth and Net Interest Margin Expansion

During the first quarter of 2021, the Company's net interest income and net interest margin continued to improve. Net interest income for the three months ended March 31, 2021 rose $73.2 million or 30% to $317.7 million compared to the three months ended March 31, 2020. The year-over-year improvement was primarily driven by lower interest expense. Total interest expense for the three months ended March 31, 2021 declined $91.1 million or 46% to $105.4 million compared to the three months ended March 31, 2020. Prepayment income for the three months ended March 31, 2021 totaled $19.7 million, up 87% or $9.1 million compared to the three months ended March 31, 2020. Excluding the impact from prepayment income, net interest income on a non-GAAP basis would have been $298.0 million, up $64.1 million or 27% compared to the year-ago quarter.

The Company's NIM also continued to improve. For the three months ended March 31, 2021, the NIM increased one bp to 2.48% on a linked-quarter basis and up 47 bps on a year-over-year comparison. As with the improvement in the Company's net interest income, the improvement in the NIM was driven by lower funding costs. The Company's overall cost of funds declined 12 bps on a linked-quarter basis and 88 bps on a year-over-year basis to 0.94%. During the current first quarter, the average cost of deposits decreased to 0.46%, down 15 bps compared to the previous quarter and down 116 bps compared to the year-ago quarter. Prepayment income contributed 15 bps to the current quarter's NIM, down two bps compared to the previous quarter, but up six bps compared to the year-ago quarter. Excluding the contribution from prepayment income, the first quarter NIM, on a non-GAAP basis, would have been 2.33%, up three bps compared to the previous quarter and up 41 bps compared to the year-ago quarter.

Operating Expenses Trended Lower

For the three months ended March 31, 2021, non-interest expenses totaled $132.4 million, down 1% compared to the previous quarter, but up 5% compared to the year-ago quarter. On a linked-quarter basis, compensation and benefits expense increased 8% to $78.0 million, but was partially offset by a 14% decrease in general and administrative expenses. This decrease was primarily due to a decrease in professional fees and a recovery on previously written down repossessed taxi medallions. The efficiency ratio dropped below 40% during the three months ended March 31, 2021 to 39.87% compared to 41.36% in the fourth quarter of 2020 and compared to 48.03% in the first quarter of 2020.

Strong Growth in Deposits

At March 31, 2021, total deposits increased $1.8 billion or 22% annualized to $34.2 billion compared to December 31, 2020. During the first quarter, we began working with our technology partners on a program to bring in additional low-cost deposits. The first step of this new relationship was to take in deposits related to the Economic Impact Payments ("EIP") associated with the federal stimulus plans. At quarter-end, these deposits totaled $1.6 billion and were all non-interest bearing accounts. In addition to the growth in non-interest bearing accounts, savings accounts grew $628.0 million or 39% annualized to $7.0 billion compared to the previous quarter, while at the same time, higher cost CD balances continued to decline. Total CDs declined $716.4 million or 28% annualized compared to December 31, 2020.

Asset Quality Remains Pristine

The Company’s asset quality metrics continued to be solid during the current first quarter, reflecting the underlying strength of our loan portfolio. NPAs at March 31, 2021 totaled $41.3 million, down 10% compared to $46.1 million at December 31, 2020, or seven bps of total assets compared to eight bps in the previous quarter. Total NPLs at March 31, 2021 declined 12% to $33.2 million compared to December 31, 2020. This decline was driven primarily by a decline in other non-accrual loans, which consist largely of taxi medallion-related non-accrual loans. Non-performing taxi medallion-related assets at March 31, 2021 were $14.9 million down $10.2 million or 41% compared to December 31, 2020.

During the second quarter of last year, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act. These modifications were primarily full-payment deferrals for an initial six-month period, with the ability to extend again at the end of the deferral period, at the Bank's discretion. The majority of these deferrals were eligible to come off of their initial deferral period during the fourth quarter of 2020, with the remaining eligible to come off of their initial deferral period during the first quarter of 2021. Accordingly, as of March 31, 2021, 100% or $6.1 billion of our full-payment loan deferrals have returned to payment status. In addition, approximately $2.5 billion or 6% of total loans have been modified and are currently paying interest-only and escrow. The majority of these loans are scheduled to come off of their deferral period during the second quarter of the year. At this point, we expect the majority of these loans to return to full-payment status once they come off of their deferral period.

Recent Events

Declaration of Dividend on Common Shares

On April 22, 2021, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on May 18, 2021 to common shareholders of record as of May 7, 2021.

Acquisition of Flagstar Bancorp, Inc. ("Flagstar")

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement under which it would acquire Flagstar in a 100% stock transaction valued at the time at $2.6 billion. Under terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community common stock for each Flagstar share they own. Following completion of the transaction, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company.

The new company will have over $87 billion in total assets, operate nearly 400 traditional branches in nine states, and 87 retail home lending offices across a 28-state footprint. It will have its headquarters on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations. The transaction is expected to close in the fourth quarter of 2021, subject to the satisfaction of customary closing conditions, including the receipt of the requisite regulatory approvals and approval by the shareholders of each company.

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

We have identified the following to be critical accounting policies: the determination of the allowance for credit losses on loans and leases; and the determination of the amount, if any, of goodwill impairment.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At March 31, 2021, and December 31, 2020, the allowance for credit losses on off-balance sheet credit exposures was $12.3 million and $11.9 million, respectively. We estimate expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

For the three months ended March 31, 2021 the allowance for loan and lease losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic, specifically the resultant estimated decreases in property values. The forecast scenario includes low single digit growth of Gross Domestic Product (“GDP”), while unemployment remains elevated into the forecasted time horizon. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast which also increased our allowance for loan and lease credit losses. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

Current Expected Credit Losses

At December 31, 2019, the allowance for loan and lease losses totaled $147.6 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326. Upon adoption, we recognized an increase in the ACL of $1.9 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. At March 31, 2021, the ACL totaled $197.8 million, up $3.7 million compared to December 31, 2020 driven by a provision for credit losses of $3.2 million and net recoveries of $517,000 during the first three months of 2021.

Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. With the adoption of CECL on January 1, 2020, we recognized a “Day 1” transition adjustment of $12.5 million. At March 31, 2021, the allowance for unfunded commitments totaled $12.3 million.

(in thousands)	Loans and Leases	Unfunded Commitments
Allowance for credit losses on loans and leases at December 31, 2020	$194,043	$11,939
Q1 2021 provision for credit losses	3,198	371
Q1 2021 net recoveries	517	—
Allowance for credit losses on loans and leases at March 31, 2021	$197,758	$12,310

See Note 6, Allowance for Credit Losses on Loans and Leases for a further discussion of our Allowance for Credit Losses.

Goodwill Impairment

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. We have significant intangible assets as of March 31, 2021, including goodwill of $2.4 billion. In connection with our acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We test our goodwill for impairment at the reporting unit level. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

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

The Company assessed the environment in the first quarter of 2021, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting unit. After consideration of the items above and the first three months of 2021 results, the Company determined it was not more-likely-than-not that the fair value of any reporting unit was below book value as of March 31, 2021. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions, and any triggering events that may indicate an impairment of goodwill in the future.

Balance Sheet Summary

At March 31, 2021, total assets were $57.7 billion, up $1.4 billion or 10% on an annualized basis compared to December 31, 2020. The growth was driven by several factors, including strong double-digit growth in total deposits, which drove the significant increase in the level of cash and cash equivalents, an increase in the securities portfolio, and modest growth in total loans and leases held for investment.

The level of cash balances increased $775.0 million to $2.7 billion compared to the prior quarter. Total securities, consisting primarily of available-for-sale securities, also increased as the Company continued to buy securities as long-term interest rates increased during the first quarter and the yield curve steepened. Total securities grew $348.8 million to $6.2 billion, or 24% annualized compared to December 31, 2020.

Total loans and leases held for investment rose $241.5 million to $43.1 million or 2% annualized compared to December 31, 2020. The growth during the current first quarter was driven by growth in our specialty finance portfolio and by a rebound in the CRE portfolio, while multi-family loans declined modestly.

At March 31, 2021, the multi-family portfolio was relatively unchanged, declining a modest $40.9 million to $32.2 billion compared to December 31, 2020, but increased $924.7 million or 3% on a year-over-year basis. The specialty finance portfolio increased $136.1 million or 18% annualized to $3.2 billion compared to year-end 2020 and was up $160.3 million or 5% compared to the year-ago quarter. The CRE portfolio rebounded during the current quarter, increasing $191.5 million or 11% annualized compared to December 31, 2020, but was flat compared to the year-ago quarter. C&I loans declined $42.4 million or 43% annualized to $352.0 million and declined $81.9 million or 19% compared to the year-ago quarter.

Total deposits at March 31, 2021 increased $1.8 billion or 22% annualized to $34.2 billion compared to December 31, 2020, primarily due to our new relationship with several of our technology partners. This led to substantial growth in non-interest bearing accounts. Non-interest bearing accounts rose $1.8 billion or 58% (not annualized) compared to December 31, 2020 and up $2.2 billion or 81% compared to the year-ago quarter. The relationship with our technology partners accounted for $1.6 billion of this increase. In addition to the growth in non-interest bearing accounts, we also grew savings accounts $628.0 million to $7.0 billion, up 39% annualized compared to the previous quarter and up 42% or $2.1 billion compared to the year-ago quarter. At the same time, CD balances continued to decline. CDs dropped $716.4 million or 28% annualized to $9.6 billion and $4.5 billion or 32% compared to the year-ago quarter.

Totaled borrowed funds at March 31, 2021 decreased $324.8 million or 8% annualized to $15.8 billion compared to December 31, 2020, but increased $826.0 million or 6% compared to March 31, 2020.

Total stockholders' equity was $6.8 billion at March 31, 2021, relatively unchanged compared to the previous quarter and rose $159.1 million or 2% compared to the year-ago quarter. Excluding goodwill and preferred stock, tangible common stockholders' equity totaled $3.9 billion as of March 31, 2021, unchanged relative to the previous quarter and up $159.1 million or 4% compared to the year-ago quarter. Book value per common share was $13.53 at March 31, 2021 compared to $13.66 at December 31, 2020 and to $13.15 compared to March 31, 2020.

Common stockholders' equity to total assets was 10.92% at March 31, 2021 compared to 11.26% and 11.31%, as of December 31, 2020 and March 31, 2020, respectively. On a tangible basis, tangible book value per common share was $8.32 at March 31, 2021 compared to $8.43 at December 31, 2020 and $7.95 at March 31, 2020. Tangible common stockholders' equity to tangible assets was 7.00% at the end of the current first quarter compared to 7.26% at the previous quarter and 7.15% compared to the year-ago quarter.

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

During the current first quarter, the Company originated $2.5 billion of loans and leases held for investment, exceeding the fourth quarter pipeline by $1.0 billion, but down 34% compared to the fourth quarter of last year and down 7% compared to the first quarter of last year. The linked-quarter decrease was due to a 47% decline in multi-family loan originations, a 13% decline in CRE loan originations, and a 48% decline in other C&I loan originations. This was offset by a 21% linked-quarter increase in specialty finance originations.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended		March 31, 2021 compared to
	March 31,	March 31,	March 31,
	2021	2020	2020
(in thousands)
Mortgage Loans Originated for Investment:
Multi-family	$1,465,831	$1,417,219	$48,612
Commercial real estate	443,207	191,651	251,556
One-to-four family residential	21,520	27,196	(5,676)
Acquisition, development, and construction	6,622	4,908	1,714
Total mortgage loans originated for investment	1,937,180	1,640,974	296,206
Other Loans Originated for Investment:
Specialty Finance	541,494	957,393	(415,899)
Other commercial and industrial	62,507	122,386	(59,879)
Other	1,137	925	212
Total other loans originated for investment	605,138	1,080,704	(475,566)
Total Loans Originated for Investment	$2,542,318	$2,721,678	$(179,360)

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

At March 31, 2021, total multi-family loans represented $32.2 billion or 75% of total loans and leases held for investment. The average multi-family loan had a principal balance of $6.6 million and an average weighted life of 2.4 years.

At March 31, 2021, 79% of our multi-family loans were secured by rental apartment buildings in the New York City metro area and 3.0% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states we operate in.

In addition, 69% or $22.1 billion of the Company's overall multi-family portfolio is secured by properties in New York State, of which $19.3 billion are subject to rent regulation laws. The weighted average LTV of the rent-regulated segment of the multi-family portfolio was 54.37%, as of March 31, 2021, 312 bps below the overall multi-family weighted average LTV of 57.49%.

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

Commercial Real Estate Loans

At March 31, 2021, CRE loans represented $7.0 billion or 16% of total loans and leases held for investment. The average CRE loan had a principal balance of $7.0 million and an average weighted life of 2.4 years.

The CRE loans originated by the Company are also secured by income-producing properties, such as office buildings, mixed-use buildings (retail storefront on the ground floor and apartment units above the ground floor), retail centers, and multi-tenanted light industrial properties. At March 31, 2021, 85% of our CRE loans were secured by properties in the New York City metro area, while properties in other parts of New York State accounted for 2.2% of the properties securing our CRE loans and properties in all other states accounted for 12.6% combined.

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

Specialty Finance Loans and Leases

At March 31, 2021, specialty finance loans and leases totaled $3.4 billion or 7.9% of total loans and leases held for investment.

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

C&I Loans

At March 31, 2021, C&I loans totaled $350.8 million or 0.82% of total loans and leases held for investment. Included in the quarter-end balance were $16.6 million of taxi medallion-related loans.

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

Acquisition, Development, and Construction Loans

ADC loans at March 31, 2021 totaled $115.9 million and represented 0.27% of total loans and leases held for investment. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the business cycle, borrowers are required to provide a guarantee of repayment and completion.

One-to-Four Family Loans

At March 31, 2021, one-to-four family loans totaled $208.1 million or 0.48% of total loans and leases held for investment.

Other Loans

Other loans totaled $5.6 million at March 31, 2021 and consisted mainly of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

Loans Held for Sale

At March 31, 2021, the Company has $141.4 million in loans held for sale, up $24.3 million compared to December 31, 2020. The majority of these loans in both periods are part of the Paycheck Protection Program (the "PPP"). At March 31, 2020, the Company did not have any loans designated as held for sale.

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

At March 31, 2021, the largest mortgage loan in our portfolio was a $329.0 million multi-family loan collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2021:

	At March 31, 2021
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,688,174	23.88%	$3,127,924	44.51%
Brooklyn	6,012,604	18.68	462,638	6.58
Bronx	3,948,218	12.26	156,373	2.23
Queens	2,889,237	8.97	623,942	8.88
Staten Island	137,325	0.43	51,525	0.73
Total New York City	$20,675,558	64.22%	$4,422,402	62.93%
New Jersey	4,209,730	13.08	558,601	7.95
Long Island	486,224	1.51	1,011,777	14.40
Total Metro New York	$25,371,512	78.81%	$5,992,780	85.28%
Other New York State	957,057	2.97	152,803	2.17
All other states	5,866,687	18.22	881,653	12.55
Total	$32,195,256	100.00%	$7,027,236	100.00%

At March 31, 2021, the largest concentration of ADC loans held for investment was located in Metro New York, with a total of $98.5 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Outstanding Loan Commitments

At March 31, 2021, we had outstanding loan commitments of $2.8 billion, as compared to $2.5 billion from the level at December 31, 2020.

Multi-family, CRE, ADC and 1-4 family loans together represented $628.4 million of held-for-investment loan commitments at the end of the quarter, while other loans represented $2.2 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $1.5 billion and commitments to originate other C&I loans of $620.6 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $288.6 million at March 31, 2021, an $87.3 million decrease from the volume at December 31, 2020. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Performing Loans and Repossessed Assets

NPAs at March 31, 2021 totaled $41.3 million, down 10% compared to $46.1 million at December 31, 2020, representing 0.07% of total assets as compared to 0.08% at the previous quarter.

NPLs at March 31, 2021 declined 12% to $33.2 million compared to $37.8 million at December 31, 2020, representing 0.08% of total loans compared to 0.09% for the previous quarter. Included in the first quarter amount were $10.1 million in non-accrual taxi medallion-related loans compared to $18.6 million for the previous quarter.

Total repossessed assets at the end of the first quarter were $8.2 million, relatively unchanged compared to the $8.3 million at the end of the previous quarter. At March 31, 2021, repossessed assets included $4.8 million of repossessed taxi medallions compared to $6.5 million at December 31, 2020. At the end of the current first quarter, the Company's remaining taxi medallion-related assets totaled $16.6 million compared to $25.2 million in the previous quarter.

For the three months ended March 31, 2021, the Company recorded net recoveries of $517,000 compared to net charge-offs of $10.2 million for the three months ended March 31, 2020. The decrease represents the decline in charge-offs of other C&I and taxi related loans.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2020 to March 31, 2021:

			Change from December 31, 2020 to March 31, 2021
(dollars in thousands)	March 31, 2021	December 31, 2020	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$9,888	$4,068	$5,820	143%
Commercial real estate	11,573	12,142	(569)	-5%
One-to-four family	1,466	1,696	(230)	-14%
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	22,927	17,906	5,021	28%
Non-accrual other loans (1)	10,251	19,879	(9,628)	-48%
Total non-performing loans	$33,178	$37,785	$(4,607)	-12%

(1) Includes $10.1 million and $18.6 million of non-accrual taxi medallion-related loans at March 31, 2021 and December 31, 2020, respectively.

The following table sets forth the changes in non-performing loans over the three months ended March 31, 2021:

(in thousands)
Balance at December 31, 2020	$37,785
New non-accrual	7,849
Charge-offs	(4,324)
Transferred to repossessed assets	-
Loan payoffs, including dispositions and principal pay-downs	(8,132)
Restored to performing status	-
Balance at March 31, 2021	$33,178

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At March 31, 2021 and December 31, 2020, all of our non-performing loans were non-accrual loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2021. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2020 to March 31, 2021:

			Change from December 31, 2020 to March 31, 2021
(dollars in thousands)	March 31, 2021	December 31, 2020	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$961	$4,091	$(3,130)	-77%
Commercial real estate	19,371	9,989	9,382	94%
One-to-four family	—	1,575	(1,575)	-100%
Acquisition, development, and construction	—	—	—	—
Other loans (1)	13	3	10	333%
Total loans 30-89 days past due	$20,345	$15,658	$4,687	30%

(1) Does not include any past due taxi medallion-related loans at March 31, 2021 and December 31, 2020.

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

At March 31, 2021, the Company's three largest NPLs were one CRE loan with a balance of $8.2 million and two multi-family loans with balances of $6.8 million and $1.8 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At March 31, 2021, non-accrual TDRs included taxi medallion-related loans with a combined balance of $10.0 million.

At March 31, 2021, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $32.1 million; loans in connection with which forbearance agreements were reached totaled $146,000 at that date.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured CRE loans, was 100%. The success rates for restructured one-to-four family and other loans were 50% and 60%, respectively, at March 31, 2021.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the three months ended March 31, 2021:

(in thousands)	Accruing	Non-Accrual	Total
Balance at December 31, 2020	$14,967	$19,318	$34,285
New TDRs	-	7,514	7,514
Charge-offs	-	(4,311)	(4,311)
Loan payoffs, including dispositions and principal pay-downs	(73)	(5,217)	(5,290)
Balance at March 31, 2021	$14,894	$17,304	$32,198

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2021, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration or (B) December 31, 2020. In December 2020, Congress amended the CARES Act through the Consolidated Appropriation Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending TDR relief under the CARES Act until the earlier of December 31, 2021 or 60 days following the termination of the national emergency.

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act and interagency regulatory guidance. These modifications were primarily full payment deferrals for an initial six month period, with the ability to extend again at the end of the deferral period, at the Bank’s discretion. Most of these deferrals were entered into during April and May, and were therefore, they were eligible to come off of their deferral period beginning in the fourth quarter of 2020, and the remaining were eligible to come off their deferral during the first quarter of 2021. Accordingly, at March 31, 2021, 100% of the $6.1 billion of loans on deferral had returned to payment status.

In addition, approximately $2.5 billion or 6% of total loans have been modified and are currently paying interest-only and escrow ("principal deferrals"). The majority of these principal deferrals, $2.1 billion or 84%, are scheduled to resume principal payments during the second quarter of 2021. The remaining $400.0 million are scheduled to resume principal payments by year-end.

The following tables reflect, as of March 31, 2021, the aggregate amount of principal deferrals by various category.

Principal Deferrals as of March 31, 2021

	Amount in Deferral	Outstanding Balance	Deferred as a % of Outstanding Balance	Weighted- Average LTV
(in millions)
Multi-family	$1,715	$32,142	5.3%	54.8%
CRE:
Office	$389	$3,235	12.0%	51.7%
Retail	203	1,804	11.3%	61.5%
Mixed use	132	665	19.9%	52.6%
Condo/ Co-op	59	262	22.6%	46.6%
Other	17	1,061	1.6%	61.9%
Sub-total CRE	$800	$7,027	11.4%	54.2%

Total Multi-Family and CRE	2,515	39,169	6.4%	54.6%

Other	20

Total	$2,535

Additionally, the allowance for credit losses on accrued interest receivable on loans, including loans in the deferral program, was $997,891, as of March 31, 2021.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for credit losses on loans and leases, our non-performing assets, and our 30 to 89 days past due loans at March 31, 2021 and December 31, 2020.

(dollars in thousands)	At or For the Three Months Ended March 31, 2021	At or For the Year Ended December 31, 2020
Allowance for Credit Losses on Loan and Leases:
Balance at beginning of period	$194,043	$147,638
CECL day 1 transition adjustment	—	1,911
Adjusted allowance for credit losses at January 1	194,043	149,549
Provision for credit losses	3,198	63,279
Charge-offs:
Multi-family	(658)	—
Commercial real estate	—	(1,870)
One-to-four family residential	—	(2)
Acquisition, development, and construction	—	—
Other loans	(3,666)	(20,306)
Total charge-offs	(4,324)	(22,178)
Recoveries:
Multi-family	—	755
Commercial real estate	—	354
One-to-four family residential	18	—
Acquisition, development, and construction	2	63
Other loans	4,821	2,221
Total recoveries	4,841	3,393
Net recoveries (charge-offs)	517	(18,785)
Balance at end of period	$197,758	$194,043
Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$9,888	$4,068
Commercial real estate	11,573	12,142
One-to-four family residential	1,466	1,696
Acquisition, development, and construction	—	—
Total non-accrual mortgage loans	22,927	17,906
Other non-accrual loans	10,251	19,879
Total non-performing loans	$33,178	$37,785
Repossessed assets (1)	8,153	8,318
Total non-performing assets	$41,331	$46,103
Asset Quality Measures:
Non-performing loans to total loans	0.08%	0.09%
Non-performing assets to total assets	0.07	0.08
Allowance for credit losses to non-performing loans	596.05	513.55
Allowance for credit losses to total loans	0.46	0.45
Net charge-offs during the period to average loans outstanding during the period	0.00	0.04
Loans 30-89 Days Past Due:
Multi-family	$961	$4,091
Commercial real estate	19,371	9,989
One-to-four family residential	—	1,575
Acquisition, development, and construction	—	—
Other loans	13	3
Total loans 30-89 days past due	$20,345	$15,658

(1) Includes $4.8 million and $6.5 million of repossessed taxi medallions at March 31, 2021 and December 31, 2020, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at March 31, 2021:

(in thousands)
New York	$30,350
New Jersey	2,139
All other states	689
Total non-performing loans	$33,178

Securities

At March 31, 2021, total securities increased $348.8 million or 24% annualized on a linked-quarter basis to $6.2 billion, compared to $5.8 billion at December 31, 2020. The purchase of securities has increased due to higher long-term interest rates and a steeper yield curve during the quarter. At the end of the current first quarter, total securities represented 10.7% of total assets compared to 10.4% at the fourth quarter of 2020.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At March 31, 2021 and December 31, 2020, the Bank held FHLB-NY stock in the amount of $699.0 million and $714.0 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $8.5 million and $9.7 million, respectively, in the three months ended March 31, 2021 and 2020.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $1.6 million to $1.2 billion at March 31, 2021 from December 31, 2020.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both March 31, 2021 and December 31, 2020. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $2.4 billion in the three months ended March 31, 2021, up $56.7 million from the $2.3 billion recorded in the year-earlier three months. Cash flows from the repayment and sales of securities totaled $495.3 million and $798.1 million, respectively, in the corresponding periods, while purchases of securities totaled $985.6 million and $483.8 million, respectively.

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

At March 31, 2021, total deposits were $34.2 billion, up $1.8 billion compared to December 31, 2020. At the end of the current first quarter, total deposits represented 59.3% of total assets, while CDs represented 28.1% of total deposits. The majority, or $1.6 billion of this growth occurred in the non-interest-bearing checking category, as the Company is currently working with its technology partners to bring in additional low cost deposits. These deposits are short-term in nature and related to individual spending patterns. We expect these deposits to peak during the second quarter of 2021 and then run off over the next year.

Included in the March 31, 2021 balance of deposits were business institutional deposits of $1.4 billion and municipal deposits of $859.8 million, as compared to $1.3 billion and $1.0 billion, respectively, at December 31, 2020. Brokered deposits remained stable at $5.3 billion, including brokered interest bearing checking of $1.3 billion at March 31, 2021 and December 31, 2020, brokered money market accounts of $3.1 billion at March 31, 2021 and $3.0 billion at December 31, 2020, and brokered CDs of $989 million at March 31, 2021, similar to the balance at December 31, 2020. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures and subordinated notes. As of March 31, 2021, borrowed funds declined $324.8 million or 8% annualized to $15.8 billion compared to December 31, 2020, and represented 27.4% of total assets at that date. The decrease was mainly due to a decline in wholesale borrowings, consisting primarily of FHLB-NY advances, which declined to $14.3 billion compared to $14.6 billion at year-end 2020. Also included in wholesale borrowings are repurchase agreements of $800.0 million, unchanged from the balance at December 31, 2020.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At March 31, 2021, the balance of subordinated notes was $295.8 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $360.4 million at March 31, 2021, comparable to the balance at December 31, 2020.

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

We manage our interest rate risk by taking the following actions: continue to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; continue to originate certain floating rate C&I loans; depending on funding needs, replace maturing wholesale borrowings with longer term borrowings; and as needed, execute interest rate swaps.

LIBOR Transition Process

On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer request banks to submit rates for the calculation of LIBOR after 2021.  On November 30, 2020 the ICE Benchmark Administration (“IBA”) announced they will extend the publication of most US Dollar LIBOR (“USD LIBOR”) through June 30, 2023.  The FRB established the Alternative Reference Rate Committee (“ARRC”), comprised of a group of private market participants and other members, representing banks and financial sector regulators, to identify a set of alternative reference rates for potential use as benchmarks. The ARRC has recommended the Secured Overnight Financing Rate or “SOFR” as the preferred alternative rate to U.S. dollar LIBOR but Financial Institutions are permitted to select a different index for their products offered.

The Bank has established a sub-committee of its ALCO to address issues related to the phase-out and ultimate transition away from LIBOR to an alternate rate. This sub-committee is led by our Chief Financial Officer and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, including interest rate risk and liquidity management, information technology, and operations. The Company has LIBOR-based contracts that extend beyond June 30, 2023 included in loans and leases, securities, wholesale borrowings, derivative financial instruments and long-term debt. The sub-committee has reviewed contract fallback language and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted business lines.  In complying with industry requirements, the Bank will not offer new LIBOR based production after December 31, 2021.

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

At March 31, 2021, our one-year gap was a negative 6.17%, compared to a negative 4.94% at December 31, 2020. The change in our one-year gap from December 31, 2020, primarily reflects a decrease in mortgage and other loans expected to mature or reprice within one year, partially offset by an increase in interest-earning cash and cash equivalents.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2021 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2021 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 19.55% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 16.65% and 11.03% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 75% for the first five years and 25% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 82% for the first five years and 18% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 92% for the first five years and 8% for years six through ten.

	At March 31, 2021
(dollars in thousands)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$7,348,923	$6,081,362	$16,199,114	$9,812,504	$3,591,390	$58,668	$43,091,961
Mortgage-related securities (2)(3)	324,112	362,730	954,212	549,658	636,032	368,844	3,195,588
Other securities (2)	1,818,468	244,041	53,706	111,682	1,453,404	-	3,681,301
Interest-earning cash and cash equivalents	2,583,685	-	-	-	-	-	2,583,685
Total interest-earning assets	12,075,188	6,688,133	17,207,032	10,473,844	5,680,826	427,512	52,552,535
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	7,603,739	889,659	1,612,087	920,018	1,639,499	-	12,665,002
Savings accounts	1,856,322	2,120,788	736,531	551,807	1,778,154	-	7,043,602
Certificates of deposit	4,760,698	3,900,261	765,777	187,280	282	-	9,614,298
Borrowed funds	513,926	672,661	5,350,000	800,000	8,280,000	142,200	15,758,787
Total interest-bearing liabilities	14,734,685	7,583,369	8,464,395	2,459,105	11,697,935	142,200	45,081,689
Interest rate sensitivity gap per period (4)	$(2,659,497)	$(895,236)	$8,742,637	$8,014,739	$(6,017,109)	$285,312	$7,470,846
Cumulative interest rate sensitivity gap	$(2,659,497)	$(3,554,733)	$5,187,904	$13,202,643	$7,185,534	$7,470,846
Cumulative interest rate sensitivity gap as a percentage of total assets	-4.61%	-6.17%	9.00%	22.90%	12.46%	12.96%
Cumulative net interest- earning assets as a percentage of net interest- bearing liabilities	81.95%	84.07%	116.85%	139.72%	115.99%	116.57%

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

As of March 31, 2021, the impact of a 100 bp decline in market interest rates for our loans would have had very little impact on prepayment speeds due to the current low interest rates and current coupons being floored at base rates. The impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 3.2% per annum.

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

Based on the information and assumptions in effect at March 31, 2021, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Economic Value of Equity
+100	-4.34%
+200	-13.08%

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

Based on the information and assumptions in effect at March 31, 2021, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	-1.27%
+200	-3.13%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2021, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.98% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 0.35% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.7 billion and $1.9 billion, respectively, at March 31, 2021 and December 31, 2020. As in the past, our portfolios of loans and securities provided liquidity in the first three months of the year, with cash flows from the repayment and sale of loans totaling $2.4 billion and cash flows from the repayment and sale of securities totaling $495.3 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At March 31, 2021, our available borrowing capacity with the FHLB-NY was $7.6 billion. In addition, the Company had $6.2 billion of available-for-sale securities, at that date, of which $5.0 billion was unencumbered.

Furthermore, the Bank has an agreement with the FRB-NY that enables it to access the discount window as a further means of enhancing liquidity if need be. In connection with the agreement, the Bank has pledged certain loans and securities to collateralize any funds that may be borrowed. At March 31, 2021, the maximum amount the Bank could borrow from the FRB-NY was $1.2 billion. There were no borrowings outstanding at that date.

Our primary investing activity is loan production. In the first three months of 2021, the volume of loans originated for investment was $2.5 billion. During this time, the net cash used in investing activities totaled $681.2 million. Our operating activities provided net cash of $123.6 million, while the net cash provided by our financing activities totaled $1.3 billion.

CDs due to mature in one year or less as of March 31, 2021 totaled $8.7 billion, representing 95% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

In the three months ended March 31, 2021, the Bank paid dividends totaling $95.0 million to the Parent Company, leaving $277.4 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at March 31, 2021 included $144.7 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $502.8 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of March 31, 2021, the Company has repurchased a total of 28.9 million shares at an average price of $9.63 or an aggregate purchase price of $278.1 million, leaving $16.9 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $96.6 million from the balance at the end of last year and $41.6 million from the year-ago quarter to $122.1 million at March 31, 2021. The year-to-date decrease was primarily the result of a $108.7 million change in the net unrealized gain (loss) on available-for-sale securities, net of tax, and a $7.6 million change in the net unrealized loss on cash flow hedges, net of tax, to $25.5 million.

Regulatory Capital

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At March 31, 2021, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At March 31, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,014,898	9.84%	$4,517,738	11.07%	$5,345,417	13.09%	$4,517,738	8.41%
Minimum for capital adequacy purposes	1,836,935	4.50	2,449,247	6.00	3,265,662	8.00	2,150,017	4.00
Excess	$2,177,963	5.34%	$2,068,491	5.07%	$2,079,755	5.09%	$2,367,721	4.41%

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At March 31, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,024,758	12.31%	$5,024,758	12.31%	$5,209,088	12.77%	$5,024,758	9.35%
Minimum for capital adequacy purposes	1,836,181	4.50	2,448,241	6.00	3,264,321	8.00	2,149,340	4.00
Excess	$3,188,577	7.81%	$2,576,517	6.31%	$1,944,767	4.77%	$2,875,418	5.35%

At March 31, 2021, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 509 bps and the fully-phased in capital conservation buffer by 259 bps.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended March 31, 2021

Net income for the three months ended March 31, 2021 was $145.6 million, up 45% compared to $100.3 million for the three months ended March 31, 2020. Net income available to common shareholders for the three months ended March 31, 2021 totaled $137.4 million, up 49% compared to $92.1 million for the three months ended March 31, 2020. On a per share basis, the Company reported diluted earnings per common share of $0.29 for the first quarter of 2021, up 45% compared to the $0.20 reported for the first quarter of 2020.

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

Year-Over-Year Comparison

Net interest income for the three months ended March 31, 2021 increased $73.2 million or 30% to $317.7 million compared to the three months ended March 31, 2020. This improvement was the result of a significant decline in the Company's funding costs, which resulted in a substantial decrease in interest expense. This was offset by a decline in interest income.

Details of the increase in net interest income follow:

•
Interest income declined 4.1% to $423.1 million compared to the year-ago quarter. Interest income on mortgage and other loans was $383.4 million, down 2.2% compared to the first quarter of 2020. Interest income on securities declined 18.7% to $38.4 million compared to the year-ago quarter.
•
The decline in interest income on loans was due to lower loan yields, offset by an increase in average balances. Loan yields declined 19 bps to 3.59% compared to the year-ago quarter, while average balances increased $1.2 billion or 3.0% compared to the year-ago quarter. In addition, interest income from securities was similarly impacted by lower yields. The yield on the securities portfolio declined 62 bps to 2.36% compared to the first quarter of 2020.
•
Total interest expense was $105.4 million for the three months ended March 31, 2021, down $91.1 million or 46.4% compared to the three months ended March 31, 2020. This improvement was the result of a significant decline in the Company's cost of funds. The cost of funds declined 88 bps to 0.94% compared to the first quarter of last year.
•
The majority of the improvement was driven by a lower average cost of CDs, along with a decline in the average balance of CDs. The average cost of CDs declined 152 bps to 0.75% while the average balance of CDs decreased $4.1 billion or 29.3% to $10.0 billion.

Net Interest Margin
The Company's NIM improved during the current first quarter inline with the growth in net interest income. For the three months ended March 31, 2021, the NIM increased 47 bps on a year-over-year basis and one bp on a linked-quarter basis, to 2.48%.

For the three months ended March 31, 2021, adjusted NIM improved 41 bps to 2.33% compared to the prior year's first quarter. Adjusted net interest margin should not be considered in isolation or as a substitute for net interest margin, which is calculated in accordance with GAAP. Moreover, the manner in which we calculate this non-GAAP measure may differ from that of other companies reporting a non-GAAP measure with a similar name.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

	For the Three Months Ended
	March 31,		March 31,
	2021		2020		Change (%)
(dollars in thousands)
Total Interest Income	$423,108		$441,042		-4%
Prepayment Income:
Loans	$18,749		$10,189		84%
Securities	921		348		165%
Total prepayment income	$19,670		$10,537		87%
GAAP Net Interest Margin	2.48%		2.01%		47	bp
Less:
Prepayment income from loans	15	bp	9	bp	6	bp
Prepayment income from securities	-		-		-	bp
Total prepayment income contribution to net interest margin	15	bp	9	bp	6	bp
Adjusted Net Interest Margin (non-GAAP)	2.33%		1.92%		41	bp

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

The following table sets forth certain information regarding our average balance sheet for the three-month periods, including the average yields on our interest-earning assets and the average costs of our interest-bearing liabilities. Average yields are calculated by dividing the interest income produced by the average balance of interest-earning assets. Average costs are calculated by dividing the interest expense produced by the average balance of interest-bearing liabilities. The average balances for the quarters are derived from average balances that are calculated daily. The average yields and costs include fees, as well as premiums and discounts (including mark-to-market adjustments from acquisitions), that are considered adjustments to such average yields and costs.

Net Interest Income Analysis

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(dollars in thousands)
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$42,735,708	$383,430	3.59%	$41,511,176	$391,911	3.78%
Securities (2)(3)	6,516,568	38,430	2.36%	6,347,320	47,276	2.98
Interest-earning cash and cash equivalents	1,835,268	1,248	0.28%	662,899	1,855	1.13
Total interest-earning assets	51,087,544	$423,108	3.32%	48,521,395	441,042	3.64
Non-interest-earning assets	5,218,148			4,887,109
Total assets	$56,305,692			$53,408,504
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,626,151	$8,652	0.28%	$10,070,100	$28,564	1.14%
Savings accounts	6,713,051	6,255	0.38%	4,833,600	8,934	0.74
Certificates of deposit	9,983,363	18,471	0.75%	14,120,484	79,555	2.27
Total interest-bearing deposits	29,322,565	33,378	0.46%	29,024,184	117,053	1.62
Borrowed funds	15,994,741	72,071	1.82%	14,439,309	79,522	2.21
Total interest-bearing liabilities	45,317,306	105,449	0.94%	43,463,493	196,575	1.82
Non-interest-bearing deposits	3,242,803			2,569,331
Other liabilities	872,164			684,808
Total liabilities	49,432,273			46,717,632
Stockholders’ equity	6,873,419			6,690,872
Total liabilities and stockholders’ equity	$56,305,692			$53,408,504
Net interest income/interest rate spread			2.38%		$244,467	1.82%
Net interest margin		$317,659	2.48%			2.01%
Ratio of interest-earning assets to interest-bearing liabilities			1.13x			1.12x

(1) Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale and non-performing loans.

(2)   Amounts are at amortized cost.

(3)   Includes FHLB stock.

Provision for Credit Losses

For the three months ended March 31, 2021, the Company recorded a provision for credit losses of $3.6 million compared to $20.6 million for the three months ended March 31, 2020. The year-over-year improvement reflects the significant improvement in forecasted, future economic conditions based on the adoption of CECL in the first quarter of last year.

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

For the first three months ended March 31, 2021, non-interest income totaled $14.4 million, down 14.8% compared to the three months ended March 31, 2020. The decrease was mainly the result of lower fee income, as the Company waived certain retail banking fees in 2020 as a result of COVID-19. Additionally, the current first quarter includes a net loss on securities of $483,000 compared to net gains on securities of $534,000 in the year-ago quarter.

The following table summarizes our non-interest income for the respective periods:

	For the Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Fee income	$5,539	$7,018
BOLI income	6,890	7,389
Net (loss) gain on securities	(483)	534
Other income:
Third-party investment product sales	1,135	1,277
Other	1,326	681
Total other income	2,461	1,958
Total non-interest income	$14,407	$16,899

Non-Interest Expense Analysis

Total non-interest expense for the three months ended March 31, 2021 totaled $132.4 million, up 5% compared to the year-ago quarter. The main categories that increased were occupancy and equipment expense and general and administrative expense. This was largely due to PPE, cleaning, and other COVID-19-related expenses. Despite this increase, the efficiency ratio declined to 39.87% compared to 48.03% due to higher revenues.

Income Tax Expense

For the three months ended March 31, 2021, the Company recorded income tax expense of $50.5 million, largely driven by higher pre-tax income and reflects an effective tax rate of 25.75%. In the year-ago quarter, the Company recorded income tax expense of $14.9 million, reflecting an effective tax rate of 12.94%. The CARES Act, enacted on March 27, 2020, included certain tax provisions for corporations, one of which was the temporary carry back of tax losses. During the first quarter of 2020, the Company recognized a $13.1 million tax benefit related to its tax loss carryback as provided by the CARES Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 74 through 78 of our 2020 Annual Report on Form 10-K, filed with the SEC on February 26, 2021. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Management of Market and Interest Rate Risk” earlier in this quarterly report.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e), as adopted by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as such factors could materially affect the Company’s business, financial condition, or future results of operations.

The risk factors set forth in our 2020 Form 10-K are updated by the following risks:

Failure to complete our proposed merger with Flagstar could negatively impact our business, financial results, and stock price.

If for any reason the merger is not completed, our ongoing business may be adversely impacted and we will be subject to a number of risks, including: the financial markets may react negatively, resulting in negative impacts on our stock price and other adverse impacts; we may experience negative reactions from our customers, vendors, and employees; we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, investment banking, and other professional and administrative fees; the merger agreement places certain restrictions on the conduct of our business prior to completion of the merger, such restrictions, may adversely affect our ability to execute certain of our business strategies; and matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have benefited us as a standalone company.

Our ability to complete the proposed merger with Flagstar is subject to the receipt of approval from various regulatory agencies.

Prior to the transaction contemplated in the merger agreement being consummated, the Company and Flagstar must obtain various approvals, including approvals of the New York State Department of Financial Services, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve System. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company's business or require changes to the terms of the transaction completed by the merger agreement. Although the Company and Flagstar do not currently expect that any such conditions or changes would be imposed, there can be no assurance that the regulations will not impose any such conditions, obligations or restrictions, and that such conditions, limitations, obligations or restrictions will not have the effect if delaying or preventing completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe, any of which might have an adverse effect on the combined company following the merger.

We face risks and uncertainties related to our proposed merger with Flagstar.

Uncertainty about the effect of the merger on personnel and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving company following the merger.

The Company and Flagstar have operated and, until the completion of the merger, will continue to operate independently. The ultimate success of the merger, including anticipated benefits and cost savings, among other things, will depend, in part, on our and Flagstar's ability to successfully combine and integrate our and Flagstar's businesses in a manner that facilitates growth opportunities and realizes anticipated cost savings. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of either company's ongoing business, unexpected integration issues, higher than expected integration costs, and an integration process that takes longer than originally anticipated. Also, if the combined companies experience difficulties or delays with the integration process, the anticipated benefits of the merger may not be realized fully, or at all.

The merger agreement between the Company and Flagstar may be terminated in accordance with its terms.

The merger agreement is subject to a number of conditions which need to be fulfilled in order to consummate the merger. These conditions include the approval of shareholders of both companies, the receipt of all required regulatory approvals, the absence of any order, injunction, or other legal restraint, subject to certain exceptions, the accuracy of representations and warranties under the merger agreement, our and Flagstar's performance of our and their respective obligations under the merger agreement in all material aspects, and each of our and Flagstar's receipt of a tax opinion to the effect that the merger will be treated as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and accordingly, the merger may be delayed or may not be completed.

We and Flagstar may opt to terminate the merger agreement under certain circumstances. Among other situations, if the merger is not completed by April 25, 2022, either we or Flagstar may choose not to proceed with the merger. We and Flagstar can also mutually decide to terminate the merger agreement at any time. If the merger agreement is terminated, under certain limited circumstances, Flagstar may be required to pay a $90 million termination fee to us.

Stockholder litigation could prevent or delay the closing of the proposed merger or otherwise negatively impact our business and operations.

Lawsuits may be filed against us, Flagstar, or the directors and officers of either company relating to the proposed merger. Litigation filed against us, our Board of Directors, or Flagstar and its Board of Directors could prevent or delay the completion of the merger, cause us to incur additional costs, or result in the payment of damages following completion of the merger. The defense or settlement of any lawsuit or claim that remains unresolved at the effective time of the merger may adversely affect the combined company's business, financial condition, results of operation, cash flows, and market price.

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

The Company allocated 1.3 million shares or $15.5 million toward the repurchase of shares tied to its stock-based incentive plans during the three months ended March 31, 2021.

(dollars in thousands, except per share data)
First Quarter 2021	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
January 1 – January 31	653,767	$11.13	$7,276,427
February 1 – February 28	318	10.81	3,438
March 1 – March 31	689,281	11.95	8,234,953
Total shares repurchased	1,343,366	11.55	$15,514,818

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.
2.1

Agreement and Plan of Merger, dated as of April 24, 2021, by and among New York Community Bancorp, Inc., 615 Corp., a wholly-owned subsidiary of New York Community Bancorp, Inc. and Flagstar Bancorp, Inc. * (1)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation. (3)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (4)

3.4

Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March  16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017. (5)

3.5	Amended and Restated Bylaws. (6)

4.1	Specimen Stock Certificate. (7)

4.2

Deposit Agreement, dated as of March  16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (8)

4.3	Form of certificate representing the Series A Preferred Stock. (8)

4.4	Form of depositary receipt representing the Depositary Shares. (8)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Letter Agreement, dated as of April 24, 2021, by and between New York Community Bancorp, Inc. and Thomas Cangemi. ** (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

* Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1) Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on April 27, 2021 (File No. 1-31565).

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

(5) Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.

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

New York Community Bancorp, Inc.
(Registrant)

DATE: May 7, 2021	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Chairman, President, and Chief Executive Officer

DATE: May 7, 2021	BY:	/s/ John J. Pinto
John J. Pinto Senior Executive Vice President and Chief Financial Officer