Form 10-Q
period 2021-06-30
NEW YORK COMMUNITY BANCORP INC
filed 2021-08-06
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-31565

NEW YORK COMMUNITY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1377322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Duffy Avenue, Hicksville, New York 11801

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

465,033,012

Number of shares of common stock outstanding at August 2, 2021

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended June 30, 2021

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

LIST OF ABBREVIATIONS AND ACRONYMS

ACL—Allowance for Credit Losses on Loans and Leases	FDIC—Federal Deposit Insurance Corporation
ADC—Acquisition, development, and construction loan	FHLB—Federal Home Loan Bank
ALCO—Asset and Liability Management Committee	FHLB-NY—Federal Home Loan Bank of New York
AMT—Alternative minimum tax	FOMC—Federal Open Market Committee
AmTrust—AmTrust Bank	FRB—Federal Reserve Board
AOCL—Accumulated other comprehensive loss	FRB-NY—Federal Reserve Bank of New York
ASC—Accounting Standards Codification	Freddie Mac—Federal Home Loan Mortgage Corporation
ASU—Accounting Standards Update	FTEs—Full-time equivalent employees
BOLI—Bank-owned life insurance	GAAP—U.S. generally accepted accounting principles
BP—Basis point(s)	GLBA—The Gramm Leach Bliley Act
CARES Act—Coronavirus Aid, Relief, and Economic Security Act	GNMA—Government National Mortgage Association
C&I—Commercial and industrial loan	GSEs—Government-sponsored enterprises
CCAR—Comprehensive Capital Analysis and Review	HQLAs—High-quality liquid assets
CDs—Certificates of deposit	LIBOR—London Interbank Offered Rate
CECL—Current Expected Credit Loss	LSA—Loss Share Agreements
CFPB—Consumer Financial Protection Bureau	LTV—Loan-to-value ratio
CMOs—Collateralized mortgage obligations	MBS—Mortgage-backed securities
CMT—Constant maturity treasury rate	NIM—Net interest margin
CPI—Consumer Price Index	NOL—Net operating loss
CPR—Constant prepayment rate	NPAs—Non-performing assets
CRA—Community Reinvestment Act	NPLs—Non-performing loans
CRE—Commercial real estate loan	NPV—Net Portfolio Value
Desert Hills—Desert Hills Bank	NYSDFS—New York State Department of Financial Services
DIF—Deposit Insurance Fund	NYSE—New York Stock Exchange
DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	OCC—Office of the Comptroller of the Currency
DSCR—Debt service coverage ratio	OFAC—Office of Foreign Assets Control
EAR—Earnings at Risk	OREO—Other real estate owned
EPS—Earnings per common share	PPP—Paycheck Protection Program loans administered by the Small Business Administration
ERM—Enterprise Risk Management	SEC—U.S. Securities and Exchange Commission
EVE—Economic Value of Equity at Risk	SIFI—Systemically Important Financial Institution
Fannie Mae—Federal National Mortgage Association	SOFR—Secured Oversight Finance Rate
FASB—Financial Accounting Standards Board	TDRs—Troubled debt restructurings
FDI Act—Federal Deposit Insurance Act

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in millions, except share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and cash equivalents	$2,086	$1,948
Securities:
Debt securities available-for-sale ($1,354 and $1,278 pledged at June 30, 2021 and December 31, 2020, respectively) (Allowance for credit losses of $0 at June 30, 2021 and December 31, 2020)	6,077	5,813
Equity investments with readily determinable fair values, at fair value	16	32
Total securities	6,093	5,845
Loans held for sale	-	117
Loans and leases held for investment, net of deferred loan fees and costs	43,575	42,884
Less: Allowance for credit losses on loans and leases	(202)	(194)
Total loans and leases held for investment, net	43,373	42,690
Total loans and leases held for investment and held for sale, net	43,373	42,807
Federal Home Loan Bank stock, at cost	686	714
Premises and equipment, net	278	287
Operating lease right-of-use assets	256	267
Goodwill	2,426	2,426
Bank-owned life insurance	1,171	1,164
Other real estate owned and other repossessed assets	8	8
Other assets	1,092	840
Total assets	$57,469	$56,306
Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$12,803	$12,610
Savings accounts	7,890	6,416
Certificates of deposit	8,949	10,331
Non-interest-bearing accounts	4,535	3,080
Total deposits	34,177	32,437
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	14,003	14,628
Repurchase agreements	800	800
Total wholesale borrowings	14,803	15,428
Junior subordinated debentures	360	360
Subordinated notes	296	296
Total borrowed funds	15,459	16,084
Operating lease liabilities	256	267
Other liabilities	661	676
Total liabilities	50,553	49,464
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 465,056,962 and 463,901,808 shares outstanding, respectively)	5	5
Paid-in capital in excess of par	6,111	6,123
Retained earnings	617	494
Treasury stock, at cost (25,382,108 and 26,537,262 shares, respectively)	(245)	(258)
Accumulated other comprehensive loss, net of tax:
Net unrealized gain on securities available for sale, net of tax of $0 and ($25), respectively	1	67
Net unrealized loss on pension and post-retirement obligations, net of tax of $20 and $22, respectively	(54)	(59)
Net unrealized loss on cash flow hedges, net of tax of $8 and $13, respectively	(22)	(33)
Total accumulated other comprehensive loss, net of tax	(75)	(25)
Total stockholders’ equity	6,916	6,842
Total liabilities and stockholders’ equity	$57,469	$56,306

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest Income:
Loans and leases	$386	$382	$769	$774
Securities and money market investments	45	41	85	90
Total interest income	431	423	854	864
Interest Expense:
Interest-bearing checking and money market accounts	7	10	16	39
Savings accounts	7	8	13	17
Certificates of deposit	14	65	32	145
Borrowed funds	72	74	144	153
Total interest expense	100	157	205	354
Net interest income	331	266	649	510
(Recovery of) provision for credit losses	(4)	18	-	38
Net interest income after (recovery of) provision for credit losses	335	248	649	472
Non-Interest Income:
Fee income	6	4	11	11
Bank-owned life insurance	8	9	15	17
Net gain on securities	-	1	-	1
Other	2	1	4	3
Total non-interest income	16	15	30	32
Non-Interest Expense:
Operating expenses:
Compensation and benefits	74	75	152	155
Occupancy and equipment	22	21	43	39
General and administrative	33	27	66	55
Total operating expenses	129	123	261	249
Merger-related expenses	10	—	10	—
Total non-interest expense	139	123	271	249
Income before income taxes	212	140	408	255
Income tax expense	60	35	111	50
Net income	152	105	297	205
Preferred stock dividends	8	8	16	16
Net income available to common shareholders	$144	$97	$281	$189
Basic earnings per common share	$0.30	$0.21	$0.60	$0.40
Diluted earnings per common share	$0.30	$0.21	$0.60	$0.40
Net income	$152	$105	$297	$205
Other comprehensive gain (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of ($16); ($20); $25 and ($16) respectively	42	54	(66)	42
Change in pension and post-retirement obligations, net of tax of $0; $0; ($1) and $0, respectively	(1)	—	2	—
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $0; $2; ($1) and $16, respectively	—	(5)	3	(41)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $0; $0; $0 and $0, respectively	—	—	—	(1)
Reclassification adjustment for defined benefit pension plan, net of tax of ($1); $0; ($1) and ($1), respectively	2	1	3	3
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax of ($2); $0; ($3) and $0, respectively	4	1	8	—
Total other comprehensive gain (loss), net of tax	47	51	(50)	3
Total comprehensive income, net of tax	$199	$156	$247	$208

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
Three Months Ended June 30, 2021	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in Excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at March 31, 2021	465,074,384	$503	$5	$6,103	$552	$(245)	$(122)	$6,796
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	8	—	—	—	8
Net income	—	—	—	—	152	—	—	152
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(17,422)	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	47	47
Balance at June 30, 2021	465,056,962	$503	$5	$6,111	$617	$(245)	$(75)	$6,916

Three Months Ended June 30, 2020
Balance at March 31, 2020	466,360,703	$503	$5	$6,102	$344	$(236)	$(81)	$6,637
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	7	—	—	—	7
Net income	—	—	—	—	105	—	—	105
Dividends paid on common stock ($0.17)	—	—	—	—	(78)	—	—	(78)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)		—	(8)
Purchase of common stock	(2,426,872)	—	—	—	—	(21)	—	(21)
Other comprehensive income, net of tax	—	—	—	—	—	—	51	51
Balance at June 30, 2020	463,933,831	$503	$5	$6,109	$363	$(257)	$(30)	$6,693

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
Six Months Ended June 30, 2021	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	16	—	—	—	16
Net income	—	—	—	—	297	—	—	297
Dividends paid on common stock ($0.34)	—	—	—	—	(158)	—	—	(158)
Dividends paid on preferred stock ($31.88)	—	—	—	—	(16)	—	—	(16)
Purchase of common stock	(1,360,788)	—	—	—	—	(15)	—	(15)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(50)	(50)
Balance at June 30, 2021	465,056,962	$503	$5	$6,111	$617	$(245)	$(75)	$6,916

Six Months Ended June 30, 2020
Balance at December 31, 2019	467,346,781	$503	$5	$6,115	$342	$(221)	$(33)	$6,711
Opening retained earnings adjustment (1)	—	—	—	—	(10)		—	(10)
Adjusted balance, beginning of period					332			6,701
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22)	—	22	—	—
Compensation expense related to restricted stock awards	—	—	—	16	—	—	—	16
Net income	—	—	—	—	205	—	—	205
Dividends paid on common stock ($0.34)	—	—	—	—	(158)	—	—	(158)
Dividends paid on preferred stock ($31.88)	—	—	—	—	(16)	—	—	(16)
Purchase of common stock	(5,734,055)	—	—	—	—	(58)	—	(58)
Other comprehensive income, net of tax	—	—	—	—	—	—	3	3
Balance at June 30, 2020	463,933,831	$503	$5	$6,109	$363	$(257)	$(30)	$6,693

(1) Amount represents a $10 million cumulative adjustment, net of tax, to retained earnings as of January 1, 2020, as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$297	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	38
Depreciation	11	13
Amortization of discounts and premiums, net	(3)	10
Net loss (gain) on securities	—	(1)
Net gain on sales of loans	(1)	—
Stock-based compensation	16	16
Deferred tax expense	26	77
Changes in operating assets and liabilities:
Increase in other assets(1)	(255)	(99)
Decrease in other liabilities(2)	(25)	(9)
Purchases of securities held for trading	(60)	—
Proceeds from sales of securities held for trading	60	—
Held for sale originations	(52)	(103)
Net cash provided by operating activities	14	147
Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	931	960
Proceeds from sales of securities available for sale	—	442
Purchase of securities available for sale	(1,252)	(735)
Redemption of Federal Home Loan Bank stock	29	127
Purchases of Federal Home Loan Bank stock	(1)	(148)
Proceeds from bank-owned life insurance, net	7	2
Proceeds from sales of loans	33	3
Purchases of loans	(66)	(48)
Other changes in loans, net	(481)	(379)
(Purchases) dispositions of premises and equipment, net	(2)	3
Net cash (used in) provided by investing activities	(802)	227
Cash Flows from Financing Activities:
Net increase in deposits	1,740	72
Net increase in short-term borrowed funds	—	1,450
Proceeds from long-term borrowed funds	624	3,125
Repayments of long-term borrowed funds	(1,249)	(4,125)
Cash dividends paid on common stock	(158)	(158)
Cash dividends paid on preferred stock	(16)	(16)
Treasury stock repurchased	—	(50)
Payments relating to treasury shares received for restricted stock award tax payments	(15)	(9)
Net cash provided by financing activities	926	289
Net increase in cash, cash equivalents, and restricted cash	138	663
Cash, cash equivalents, and restricted cash at beginning of period	1,948	742
Cash, cash equivalents, and restricted cash at end of period	$2,086	$1,405
Supplemental information:
Cash paid for interest	$206	$370
Cash paid for income taxes	336	10
Non-cash investing and financing activities:
Securitization of residential mortgage loans to mortgage-backed securities available for sale	66	42
Transfer of loans from held for investment to held for sale	48	—
Transfer of loans from held for sale to held for investment	94	—
Shares issued for restricted stock awards	28	22

(1) Includes $10 million and $9 million of amortization of operating lease right-of-use assets for the six months ended June 30, 2021 and 2020, respectively.

(2) Includes $10 million and $9 million of amortization of operating lease liability for the six months ended June 30, 2021 and 2020, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in millions, except share and per share amounts)	2021	2020	2021	2020
Net income available to common shareholders	$144	$97	$281	$189
Less: Dividends paid on and earnings allocated to participating securities	(3)	(1)	(4)	(3)
Earnings applicable to common stock	$141	$96	$277	$186
Weighted average common shares outstanding	464,092,947	461,933,533	463,695,136	463,463,751
Basic earnings per common share	$0.30	$0.21	$0.60	$0.40
Earnings applicable to common stock	$141	$96	$277	$186
Weighted average common shares outstanding	464,092,947	461,933,533	463,695,136	463,463,751
Potential dilutive common shares	801,591	555,960	698,385	487,317
Total shares for diluted earnings per common share computation	464,894,538	462,489,493	464,393,521	463,951,068
Diluted earnings per common share and common share equivalents	$0.30	$0.21	$0.60	$0.40

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(dollars in millions)	For the Six Months Ended June 30, 2021
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains (losses) on available-for-sale securities:	$—	Net gain (losses) on securities
	—	Income tax expense
	$—	Net gain (losses) on securities, net of tax

Unrealized loss on cash flow hedges:	$(11)	Interest expense
	3	Income tax benefit
	$(8)	Net loss on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit(2)
Actuarial losses	(4)	Included in the computation of net periodic cost (2)
	(4)	Total before tax
	1	Income tax benefit
	$(3)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(11)

(1) Amounts in parentheses indicate expense items.

(2) See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,037	$32	$9	$1,060
GSE CMOs	1,940	25	32	1,933
Total mortgage-related debt securities	$2,977	$57	$41	$2,993
Other Debt Securities:
U. S. Treasury obligations	$65	$—	$—	$65
GSE debentures	1,502	2	30	1,474
Asset-backed securities (1)	507	4	2	509
Municipal bonds	25	—	—	25
Corporate bonds	871	21	2	890
Foreign notes	25	1	—	26
Capital trust notes	96	7	8	95
Total other debt securities	$3,091	$35	$42	$3,084
Total debt securities available for sale	$6,068	$92	$83	$6,077
Equity Securities:
Mutual funds	16	—	—	16
Total equity securities	$16	$—	$—	$16
Total securities (2)	$6,084	$92	$83	$6,093

(1) The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2) Excludes accrued interest receivable of $16 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2020
(dollars in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,155	$54	$—	$1,209
GSE CMOs	1,787	45	3	1,829
Total mortgage-related debt securities	$2,942	$99	$3	$3,038
Other Debt Securities:
U.S. Treasury obligations	$65	$—	$—	$65
GSE debentures	1,158	4	4	1,158
Asset-backed securities (1)	530	2	6	526
Municipal bonds	26	1	—	27
Corporate bonds	871	18	6	883
Foreign notes	25	1	—	26
Capital trust notes	96	6	11	91
Total other debt securities	$2,771	$32	$27	$2,776
Total other securities available for sale	$5,713	$131	$30	$5,814
Equity Securities:
Preferred stock	$15	$—	$—	$15
Mutual funds	16	—	—	16
Total equity securities	$31	$—	$—	$31
Total securities(2)	$5,744	$131	$30	$5,845

(1) The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.

(2) Excludes accrued interest receivable of $15 million included in other assets in the Consolidated Statements of Condition.

At June 30, 2021 and December 31, 2020, respectively, the Company had $686 million and $714 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
(dollars in millions)	2021	2020
Gross proceeds	—	$442
Gross realized gains	—	2
Gross realized losses	—	1

Net losses on equity securities recognized in earnings for the six months ended June 30, 2021 and 2020 were $0 and $1 million, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at June 30, 2021:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in millions)
Available-for-Sale Debt Securities:
Due within one year	$—	-%	$69	0.17%	$—	-%	$50	2.97%	$119
Due from one to five years	242	3.19	22	3.52	—	—	303	1.74	595
Due from five to ten years	163	2.47	380	1.95	19	3.52	625	2.24	1,200
Due after ten years	2,572	1.93	1,096	1.56	6	3.33	521	1.21	4,163
Total debt securities available for sale	$2,977	2.06%	$1,567	1.62%	$25	3.48%	$1,499	1.81%	$6,077

(1) Not presented on a tax-equivalent basis.

(2) Includes corporate bonds, capital trust notes, foreign notes and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of June 30, 2021:

	Less than Twelve Months		Twelve Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
GSE certificates	$336	$9	$—	$—	$336	$9
US Treasuries	65	—	—	—	65	—
GSE CMOs	913	32	—	—	913	32
GSE debentures	1,132	30	—	—	1,132	30
Asset-backed securities	68	—	146	2	214	2
Municipal bonds	—	—	8	2	8	2
Corporate bonds	—	—	323	—	323	—
Capital trust notes	—	—	36	8	36	8
Equity securities	11,709	—	—	—	11,709	—
Total temporarily impaired securities	$14,223	$71	$513	$12	$14,736	$83

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2020:

	Less than Twelve Months		Twelve Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
U. S. Government agency and GSE obligations	59	—	—	—	59	—
GSE certificates	442	3	74	—	516	3
GSE CMOs	522	4	—	—	522	4
Asset-backed securities	—	—	364	6	364	6
Municipal bonds	—	—	9	—	9	—
Corporate bonds	72	3	246	3	318	6
Foreign notes	—	—	—	—	—	—
Capital trust notes	—	—	33	11	33	11
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,095	$10	$726	$20	$1,821	$30

The investment securities designated as having a continuous loss position for twelve months or more at June 30, 2021 consisted of five capital trusts notes, four asset-backed securities, five corporate bonds, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2020 consisted of four agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, three corporate bonds, and one municipal bond.

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

None of the unrealized losses identified as of June 30, 2021 or December 31, 2020 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the six months ended June 30, 2021.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	June 30, 2021		December 31, 2020
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$32,540	74.77%	$32,236	75.28%
Commercial real estate	6,813	15.66	6,836	15.96
One-to-four family	190	0.44	236	0.55
Acquisition, development, and construction	187	0.43	90	0.21
Total mortgage loans held for investment(1)	39,730	91.30	$39,398	92.00
Other Loans:
Commercial and industrial	1,930	4.43	1,682	3.93
Lease financing, net of unearned income of $103 and $116, respectively	1,846	4.24	1,735	4.05
Total commercial and industrial loans (2)	3,776	8.67	3,417	7.98
Other	12	0.03	7	0.02
Total other loans held for investment(1)	3,788	8.70	3,424	8.00
Total loans and leases held for investment	$43,518	100.00%	$42,822	100.00%
Net deferred loan origination costs	57		62
Allowance for credit losses loans and leases	(202)		(194)
Total loans and leases held for investment, net	$43,373		$42,690
Loans held for sale (3)	-		117
Total loans and leases, net	$43,373		$42,807

(1) Excludes accrued interest receivable of $211 million and $219 million at June 30, 2021 and December 31, 2020, respectively, which is included in other assets in the Consolidated Statements of Condition.

(2) Includes specialty finance loans and leases of $3.2 billion and $3.0 billion, respectively, at June 30, 2021 and December 31, 2020, and other C&I loans of $555 million and $393 million, respectively, at June 30, 2021 and December 31, 2020.

(3) Includes deferred loan origination fees of $0 million and $2 million at June 30, 2021 and December 31, 2020, respectively.

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

Included in loans held for investment at June 30, 2021 and December 31, 2020, were loans of $7 million and $38 million, respectively, to certain officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At June 30, 2021 and December 31, 2020, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at June 30, 2021:

(dollars in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$9	$9	$—	$18	$32,522	$32,540
Commercial real estate	15	12	—	27	6,786	6,813
One-to-four family	—	2	—	2	188	190
Acquisition, development, and construction	—	—	—	—	187	187
Commercial and industrial(1) (2)	11	—	—	11	3,765	3,776
Other	—	9	—	9	3	12
Total loans and leases held for investment	$35	$32	$—	$67	$43,451	$43,518

(1) Includes $9 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.

(2) Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2020:

(dollars in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4	$4	$—	$8	$32,228	$32,236
Commercial real estate	10	12	—	22	6,814	6,836
One-to-four family	2	2	—	4	232	236
Acquisition, development, and construction	—	—	—	—	90	90
Commercial and industrial(1) (2)	—	20	—	20	3,397	3,417
Other	—	—	—	—	7	7
Total	$16	$38	$—	$54	$42,768	$42,822

(1) Includes $19 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.

(2) Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at June 30, 2021:

	Mortgage Loans					Other Loans
(dollars in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,044	$5,906	$177	$176	$37,303	$3,719	$12	$3,731
Special mention	879	682	5	11	1,577	2	—	2
Substandard	617	225	8	—	850	55	—	55
Doubtful	—	—	—	—	—	—	—	—
Total	$32,540	$6,813	$190	$187	$39,730	$3,776	$12	$3,788

(1) Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2020:

	Mortgage Loans					Other Loans
(dollars in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,220	$5,884	$222	$68	$37,394	$3,388	$7	$3,395
Special mention	567	637	12	22	1,238	3	—	3
Substandard	449	315	2	—	766	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Total	$32,236	$6,836	$236	$90	$39,398	$3,417	$7	$3,424

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of June 30, 2021.

(dollars in millions)	Vintage Year
Risk Rating Group	2021	2020	2019	2018	2017	Prior To 2017	Revolving Loans	Total
Pass	$4,297	$9,536	$6,159	$5,305	$3,630	$8,383	$20	$37,330
Special Mention	—	30	272	194	138	944	—	1,578
Substandard	—	7	70	226	120	426	1	850
Total mortgage loans	$4,297	$9,573	$6,501	$5,725	$3,888	$9,753	$21	$39,758
Pass	612	931	632	139	184	217	1,045	3,760
Special Mention	—	—	—	—	—	—	2	2
Substandard	—	2	3	2	8	14	26	55
Total other loans	612	933	635	141	192	231	1,073	3,817
Total	$4,909	$10,506	$7,136	$5,866	$4,080	$9,984	$1,094	$43,575

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of June 30, 2021:

	Collateral Type
(dollars in millions)	Real Property	Other
Multi-family	$7	$—
Commercial real estate	26	—
One-to-four family	—	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	15
Other	—	—
Total collateral-dependent loans held for investment	$33	$15

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the six months ended June 30, 2021.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of June 30, 2021, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $31 million.

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

The following table presents information regarding the Company’s TDRs as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(dollars in millions)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$7	$7	$—	$—	$—
Commercial real estate	15	—	15	15	—	15
One-to-four family	—	—	—	—	—	—
Commercial and industrial(1)	—	9	9	—	19	19
Total	$15	$16	$31	$15	$19	$34

(1) Includes $9 million and $18 million of taxi medallion-related loans at June 30, 2021 and December 31, 2020, respectively.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended June 30, 2021 and 2020 are summarized as follows:

For the Three Months Ended June 30, 2021
Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	—	$—	$—	—	—	$—	$—

	For the Three Months Ended June 30, 2020
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15	$15	8.00%	3.50%	$—	$—
Commercial and industrial	11	2	1	2.92	2.92	1	—
Total	12	17	16	7.28	3.45	$1	$—

The financial effects of the Company’s TDRs for the six months ended June 30, 2021 and 2020 are summarized as follows:

	For the Six Months Ended June 30, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	1	7	7	3.13%	3.25%	$—	$—

	For the Six Months Ended June 30, 2020
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15	$15	8.00%	3.50%	$—	$—
Commercial and industrial	19	4	3	3.08	3.03	1	—
Total	20	$19	$18	6.89	3.42	$1	$—

At June 30, 2021, 18 C&I loans in the aggregate amount of $2 million have been modified as TDRs during the twelve months ended at that date, and were in payment default. At June 30, 2020, 40 C&I loans in the aggregate amount of $6 million that had been modified as TDRs during the twelve months ended at that date and were in payment default.

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
Note 6. Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for credit losses on loans and leases for the periods indicated:

	For the Six Months Ended June 30,
	2021			2020
(dollars in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$176	$18	$194	$123	$25	$148
Impact of CECL adoption	—	—	—	—	2	2
Adjusted balance, beginning of period	176	18	194	123	27	150
Charge-offs	(2)	(3)	(5)	—	(14)	(14)
Recoveries	2	10	12	—	—	—
Provision for credit losses	1	—	1	34	4	38
Balance, end of period	$177	$25	$202	$157	$17	$174

At June 30, 2021, the allowance for credit losses on loans and leases totaled $202 million, up $8 million compared to December 31, 2020, driven by net recoveries of $7 million.

Separately, at June 30, 2021, the Company had an allowance for unfunded commitments of $11 million.

For the six months ended June 30, 2021, the allowance for credit losses on loan and leases increased primarily as a result of growth across segments of the loan portfolio, and by macroeconomic factors surrounding the COVID-19 pandemic, specifically the resultant estimated decreases in property values in the New York City area. The forecast includes a temporarily significant increase in Gross Domestic Product (“GDP”) to +6.9% in the second half of 2021 as the economy begins to recover from the systemic disruptions of the COVID-19 pandemic. Unemployment continues to subside from the historic shock of 2020, but is not forecasted to return to pre-pandemic levels around 3.5% until 2023. Interest rates are forecasted to begin to rise modestly and 10 Year-Baa spread widens slightly beginning in 2022 and levels off at 2.6% through 2023. In addition to these quantitative inputs, several qualitative factors were considered in increasing our allowance for loan and lease credit losses, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

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

The following table presents additional information about the Company’s nonaccrual loans at June 30, 2021:

(dollars in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$7	$—	$—
Commercial real estate	11	-	-
One-to-four family	-	-	-
Acquisition, development, and construction	-	-	-
Other	9	-	-
Total nonaccrual loans with no related allowance	$27	$—	$—
Nonaccrual loans with an allowance recorded:
Multi-family	$2	$1	$—
Commercial real estate	1	-	-
One-to-four family	2	-	-
Acquisition, development, and construction	-	-	-
Other	-	-	-
Total nonaccrual loans with an allowance recorded	$5	$1	$—
Total nonaccrual loans:
Multi-family	$9	$1	$—
Commercial real estate	12	-	-
One-to-four family	2	-	-
Acquisition, development, and construction	-	-	-
Other	9	-	-
Total nonaccrual loans	$32	$1	$—

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2020:

(dollars in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$—	$—	$—
Commercial real estate	2	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	20	—	1
Total nonaccrual loans with no related allowance	$23	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$4	$1	$—
Commercial real estate	10	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$15	$1	$—
Total nonaccrual loans:
Multi-family	$4	$1	$—
Commercial real estate	12	—	—
One-to-four family	2	—	—
Acquisition, development, and construction	—	—	—
Other	20	—	1
Total nonaccrual loans	$38	$1	$1

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(dollars in millions)	June 30, 2021	December 31, 2020
Wholesale Borrowings:
FHLB advances	$14,003	$14,628
Repurchase agreements	800	800
Total wholesale borrowings	$14,803	$15,428
Junior subordinated debentures	360	360
Subordinated notes	296	296
Total borrowed funds	$15,459	$16,084

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at June 30, 2021:

	Remaining Contractual Maturity of the Agreements
(dollars in millions)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800

Subordinated Notes

At June 30, 2021 and December 31, 2020, the Company had $296 million of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate(1)	Original Issue Amount
(dollars in millions)
Nov. 6, 2018	Nov. 6, 2028	5.90%	$300

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

Junior Subordinated Debentures

At June 30, 2021 and December 31, 2020, the Company had $360 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at June 30, 2021:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in millions)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$146	$140	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007(1)
New York Community Capital Trust X	1.72	124	120	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.37	31	30	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.80	59	57	April 16, 2007	June 30, 2037	June 30, 2012 (2)
Total junior subordinated debentures		$360	$347

(1) Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.

(2) Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended June 30,
	2021		2020
(dollars in millions)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of prior-service liability	—	—	—	—
Amortization of net actuarial loss	2	—	2	—
Net periodic (credit) expense	$(1)	$—	$(1)	$—

	For the Six Months Ended June 30,
	2021		2020
(dollars in millions)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$2	$—	$2	$—
Expected return on plan assets	(8)	—	(8)	—
Amortization of prior-service liability	—	—	—	—
Amortization of net actuarial loss	4	—	4	—
Net periodic (credit) expense	$(2)	$—	$(2)	$—

(1) Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2021. The Company does not expect to make any contributions to its pension plan in 2021.

Note 9. Stock-Based Compensation

At June 30, 2021, the Company had a total of 8,505,303 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 3,045,949 shares of restricted stock, with an average fair value of $11.16 per share on the date of grant, during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company granted 2,390,345 shares of restricted stock, with an average fair value of $11.64 per share.

The shares of restricted stock that were granted during the six months ended June 30, 2021 and 2020, vest over a one or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $15 million and $16 million for the six months ended June 30, 2021 and 2020, including $7 million and $7 million for the three months ended at those dates.

The following table provides a summary of activity with regard to restricted stock awards in the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,228,048	$12.43
Granted	3,045,949	11.16
Vested	(2,015,702)	13.19
Canceled	(172,900)	11.72
Unvested at end of period	7,085,395	11.68

As of June 30, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $70 million. This amount will be recognized over a remaining weighted average period of 3.4 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the six months ended June 30, 2021:

	Number of Shares	Performance Period	Expected Vesting Date
Outstanding at beginning of year	477,872
Granted	356,740	January 1, 2021 - December 31, 2023	March 31, 2024
Outstanding at end of period	834,612

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1 million for the three and six months ended June 30, 2021 and June 30, 2020. As of June 30, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $6 million. This amount will be recognized over a remaining weighted average period of 1.9 years. As of June 30, 2021, the Company believes it is probable that the performance conditions will be met.

The Company matches a portion of employee 401(k) plan contributions. Such expense totaled $1 million and $3 million for the three and six months ended June 30, 2021 and June 30, 2020.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2021
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,060	$—	$—	$1,060
GSE CMOs	—	1,933	—	—	1,933
Total mortgage-related debt securities	$—	$2,993	$—	$—	$2,993
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$65	$—	$—	$—	$65
GSE debentures	—	1,474	—	—	1,474
Asset-backed securities	—	509	—	—	509
Municipal bonds	—	25	—	—	25
Corporate bonds	—	890	—	—	890
Foreign notes	—	26			26
Capital trust notes	—	95	—	—	95
Total other debt securities	$65	$3,019	$—	$—	$3,084
Total debt securities available for sale	$65	$6,012	$—	$—	$6,077
Equity securities:
Mutual funds	—	16	—	—	16
Total equity securities	$—	$16	$—	$—	$16
Total securities	$65	$6,028	$—	$—	$6,093

	Fair Value Measurements at December 31, 2020
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,209	$—	$—	$1,209
GSE CMOs	—	1,829	—	—	1,829
Total mortgage-related debt securities	$—	$3,038	$—	$—	$3,038
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$65	$—	$—	$—	$65
GSE debentures	—	1,158	—	—	1,158
Asset-backed securities	—	526	—	—	526
Municipal bonds	—	27	—	—	27
Corporate bonds	—	883	—	—	883
Foreign notes	—	26			26
Capital trust notes	—	91	—	—	91
Total other debt securities	$65	$2,711	$—	$—	$2,776
Total debt securities available for sale	$65	$5,749	$—	$—	$5,814
Equity securities:
Preferred stock	$15	$—	$—	$—	$15
Mutual funds	—	16	—	—	16
Total equity securities	$15	$16	$—	$—	$31
Total securities	$80	$5,765	$—	$—	$5,845

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at June 30, 2021 Using
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain nonaccrual loans (1)	$—	$—	$31	$31
Other assets(2)	—	—	11	11
Total	$—	$—	$42	$42

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

	Fair Value Measurements at December 31, 2020 Using
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain nonaccrual loans (1)	$—	$—	$41	$41
Other assets (2)	—	—	6	6
Total	$—	$—	$47	$47

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at June 30, 2021 and December 31, 2020:

	June 30, 2021
			Fair Value Measurement Using
(dollars in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,086	$2,086	$2,086		$—		$—
FHLB stock (1)	686	686	—		686		—
Loans, net	43,373	42,913	—		—		42,913
Financial Liabilities:
Deposits	$34,177	$34,186	$25,228	(2)	$8,958	(3)	$—
Borrowed funds	15,459	16,243	—		16,243		—

(1) Carrying value and estimated fair value are at cost.

(2) Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.

(3) Certificates of deposit.

	December 31, 2020
			Fair Value Measurement Using
(dollars in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,948	$1,948	$1,948		$—		$—
FHLB stock (1)	714	714	—		714		—
Loans, net	42,807	42,376	—		$—		42,376
Financial Liabilities:
Deposits	$32,437	$32,466	$22,106	(2)	$10,360	(3)	$—
Borrowed funds	16,084	16,794	—		16,794		—

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at June 30, 2021 and December 31, 2020.

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At June 30, 2021 and December 31, 2020, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $63 million and $71 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(dollars in millions)	For the Three Months ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Three Months ended June 30, 2020	For the Six Months Ended June 30, 2020
Interest income on lease financing (1)	$14	$28	$14	$26

(1) Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At June 30, 2021 and December 31, 2020, the carrying value of net investment in leases was $1.9 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Net investment in the lease - lease payments receivable	$1,871	$1,771
Net investment in the lease - unguaranteed residual assets	78	80
Total lease payments	$1,949	$1,851

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of June 30, 2021, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(dollars in millions)	June 30, 2021
2021	$17
2022	53
2023	287
2024	308
2025	404
Thereafter	880
Total lease payments	1,949
Plus: deferred origination costs	28
Less: unearned income	(103)
Total lease finance receivables, net	$1,874

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $10 million and $9 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Included in these amounts was $5 million for the three months ended June 30, 2021 and June 30, 2020, respectively.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(dollars in millions)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Operating lease cost	$7	$13	$7	$14
Sublease income	—	—	—	—
Total lease cost	$7	$13	$7	$14

Supplemental cash flow information related to the leases for the following periods:

(dollars in millions)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$13	$7	$14

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	June 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	256	$267
Operating lease liabilities	256	267
Weighted average remaining lease term	16 years	16 years
Weighted average discount rate	3.07%	3.12%

Maturities of lease liabilities:	June 30, 2021
(dollars in millions)
2021	$13
2022	26
2023	26
2024	25
2025	24
Thereafter	218
Total lease payments	332
Less: imputed interest	(76)
Total present value of lease liabilities	$256

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of June 30, 2021, all of the Company’s $4.3 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at June 30, 2021.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At June 30, 2021, the Company had a net negative exposure.

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

The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the three and six months ended June 30, 2021, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $12 million and $24 million for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $8 million and $12 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(dollars in millions)	June 30, 2021
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,050	$50

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.1 billion; the cumulative basis adjustments associated with these hedging relationships was $50 million; and the amount of the designated hedged items was $2.0 billion.

As of December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(dollars in millions)	December 31, 2020
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,073	$73

(1) These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2020 the amortized cost basis of the closed portfolios used in these hedging relationships was $3.6 billion; the cumulative basis adjustments associated with these hedging relationships was $73 million; and the amount of the designated hedged items was $2.0 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at June 30, 2021 and December 31, 2020:

	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000	$—	$—
Total derivatives designated as fair value hedging instruments	$2,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(dollars in millions)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Derivative – interest rate swap:
Interest income	$(2)	$24	$(9)	$(37)
Hedged item – loans:
Interest income	$2	$(24)	$9	$37

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

Interest rate swaps with notional amounts totaling $2.3 billion as of June 30, 2021 and December 31, 2020, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at June 30, 2021 and December 31, 2020:

(dollars in millions)	June 30, 2021	December 31, 2020
Notional amounts	$2,250	$2,250
Cash collateral posted	30	46
Weighted average pay rates	1.27%	1.27%
Weighted average receive rates	0.15%	0.23%
Weighted average maturity	1.4 years	1.9 years

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the six months ended June 30, 2021 and 2020:

(dollars in millions)	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Amount of gain (loss) recognized in AOCL	$4	$57
Amount of gain (loss) reclassified from AOCL to interest expense	11	1

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the six months ended June 30, 2021 was $11 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $25 million will be reclassified to interest expense.

Note 13. Pending Acquisition

Acquisition of Flagstar Bancorp, Inc. ("Flagstar")

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction valued at the time at $2.6 billion (the “Merger”). Under terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community common stock for each Flagstar share they own. Following completion of the Merger, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company.

The new company will have over $85 billion in total assets, operate nearly 400 traditional branches in nine states, and 86 retail home lending offices across a 28-state footprint. It will have its headquarters on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations.

Results of Special Shareholder Meeting to Approve Merger with Flagstar

On August 4, 2021, the Company’s shareholders held a special meeting at which the shareholders approved the issuance of Company common stock to holders of Flagstar Bancorp, Inc. common stock pursuant to the Agreement and Plan of Merger, dated as of April 24, 2021 (the “Merger Agreement”), and on the same date Flagstar’s shareholders held a special meeting at which its shareholders approved the Merger Agreement. The Merger is expected to close during the fourth quarter of 2021, subject to the satisfaction of certain closing conditions and the receipt of all necessary regulatory approvals.

Note 14. Legal Proceedings

Following the announcement of the Merger Agreement, the first of four lawsuits was filed on June 23, 2021 in United States Federal District Courts by alleged stockholders of NYCB against NYCB and the members of its board of directors challenging the accuracy or completeness of the disclosures contained in the Form S-4 filed on June 25, 2021 by NYCB with the SEC relating to the proposed Merger. Four additional lawsuits were filed by alleged Flagstar stockholders in state and federal courts against Flagstar and its board of directors (and, in one instance, NYCB and 615 Corp.) challenging the proposed Merger or Flagstar’s disclosures relating to the Merger. The complaints in the actions against NYCB allege, among other things, that the defendants caused a materially incomplete and misleading Form S-4 relating to the proposed Merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. NYCB believes that these claims are without merit.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2021	2021	2020	2021	2020
Total Stockholders’ Equity	$6,916	$6,796	$6,693	$6,916	$6,693
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Preferred stock	(503)	(503)	(503)	(503)	(503)
Tangible common stockholders’ equity	$3,987	$3,867	$3,764	$3,987	$3,764

Total Assets	$57,469	$57,657	$54,210	$57,469	$54,210
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Tangible Assets	$55,043	$55,231	$51,784	$55,043	$51,784

Average common stockholders’ equity	$6,368	$6,370	$6,153	$6,369	$6,171
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible common stockholders’ equity	$3,942	$3,944	$3,727	$3,943	$3,745

Average Assets	$58,114	$56,306	$53,787	$57,215	$53,598
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible assets	$55,688	$53,880	$51,361	$54,789	$51,172

Net income available to common stockholders	$144	$137	$97	$281	$189
GAAP MEASURES:
Return on average assets (1)	1.04%	1.03%	0.78%	1.04%	0.77%
Return on average common stockholders' equity (2)	9.00	8.63	6.31	8.81	6.13
Book value per common share	$13.79	$13.53	$13.34	$13.79	$13.34
Common stockholders’ equity to total assets	11.16	10.92	11.42	11.16	11.42
NON-GAAP MEASURES:
Return on average tangible assets (1)	1.09%	1.08%	0.82%	1.08%	0.80%
Return on average tangible common stockholders’ equity (2)	14.54	13.93	10.42	14.23	10.11
Tangible book value per common share	$8.57	$8.32	$8.11	$8.57	$8.11
Tangible common stockholders’ equity to tangible assets	7.24	7.00	7.27	7.24	7.27

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

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, a New York State-chartered savings bank, headquartered in Hicksville, New York. The Bank is subject to regulation by the NYSDFS, the FDIC, and the CFPB. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock trade under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PA”.

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

Second Quarter 2021 Overview

At June 30, 2021, the Company had total assets of $57.5 billion, total loans and leases held for investment of $43.6 billion, total deposits of $34.2 billion, and total stockholders’ equity of $6.9 billion. For the three months ended June 30, 2021, the Company reported net income of $152 million, up 45% compared to the $105 million reported for the three months ended June 30, 2020. For the six months ended June 30, 2021, net income totaled $297 million, up 45% compared to $205 million reported for the six months ended June 30, 2020.

Net income available to common shareholders for the three months ended June 30, 2021 totaled $144 million, up 48% compared to the $97 million the Company reported for the three months ended June 30, 2020. For the six months ended June 30, 2021, net income available to common shareholders was $281 million, up 49% compared to $189 million reported in the first six months of 2020.

On a per share basis, the Company reported diluted earnings per common share of $0.30 for the three months ended June 30, 2021, up 43% compared to the $0.21 reported for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company reported diluted earnings per common share of $0.60, up 50% compared to diluted earnings per common share of $0.40 reported for the six months ended June 30, 2020.

Included in both the three and six months ended June 30, 2021 are $10 million in merger-related expenses and $2 million related to the revaluation of deferred taxes related to an increase in the New York State tax rate.

The key trends in the second quarter of 2021 were:

Continued Net Interest Income Growth and Net Interest Margin Expansion

The Company's net interest income and net interest margin continued to increase during the three months ended June 30, 2021. Net interest income during the second quarter of 2021 totaled $331 million, up 24% compared to the second quarter of 2020. The year-over-year improvement continues to be driven primarily by lower interest expense and secondarily by a modest increase in our interest income. Interest expense for the second quarter of 2021 totaled $100 million, down 36% compared to $157 million for the second quarter of 2020. Total interest income for the second quarter of 2021 was $431 million, up 2% compared to $423 million for the second quarter of 2020.

The Company's net interest income includes prepayment income. Prepayment income for the three months ended June 30, 2021 totaled $27 million, up 125% compared to the three months ended June 30, 2020.

At the same time, the Company's NIM also continued to improve. For the three months ended June 30, 2021, the NIM was 2.50%, up 32 bps on a year-over-year basis. As with net interest income, this improvement was driven mainly by a lower cost of funds. Our cost of funds for the three months ended June 30, 2021 totaled 0.88% compared to 1.46% for the three months ended June 30, 2020. This was the result of a significant decrease in the Company's average cost of deposits, which declined 78 bps to 0.38% for the three months ended June 30, 2021 compared to 1.16% for the three months ended June 30, 2020.

Prepayment income contributed 20 bps to the NIM this quarter. The NIM was also impacted by excess liquidity during the current second quarter given the strong increase in the average balance of cash and cash equivalents. This impacted the NIM by eight bps.

The Efficiency Ratio Continues to Trend Lower

During the three months ended June 30, 2021, our efficiency ratio declined to 37% compared to 44% during the three months ended June 30, 2020. This was primarily due to a much higher level of total revenue as compared to the year-ago quarter, while operating expenses were up on a year-over-year basis. Total revenues (total net interest income plus total non-interest income) rose

23% to $347 million during the current second quarter compared to $281 million during the year-ago second quarter. Total operating expenses increased 5% to $129 million during the current second quarter compared to $123 million during the second quarter of last year.

Loan Growth Rebounded

At June 30, 2021, total loans held for investment increased $449 million or 4% annualized on a linked-quarter basis to $43.6 billion. During the current second quarter, the Company transferred $94 million of Paycheck Protection Program ("PPP") loans from the held for sale category to the held for investment category. Excluding this transfer, total loans held for investment increased $355 million or 3% annualized on a linked-quarter basis. On a year-over-year basis, total loans held for investment grew $1.3 billion or 3%.

At June 30, 2021, the multi-family portfolio rose $345 million to $32.6 billion compared to March 31, 2021, up 4% annualized. On a year-over-year basis, the multi-family portfolio increased $945 million or 3%. The specialty finance portfolio increased $59 million to $3.3 billion compared to March 31, 2021 up 7% annualized. When compared to the three months ended June 30, 2020, the specialty finance portfolio grew $334 million or 11%.

Strong Growth in Average Deposits

At June 30, 2021, total deposits of $34.2 billion remained flat on a linked-quarter basis, but they rose $2.4 billion or 8% on a year-over-year basis. However, on an average basis, deposits increased $2.3 billion or 7% compared to the average for the three months ended March 31, 2021 and they rose $2.8 billion or 9% compared to the average for the three months ended June 30, 2020. This growth was driven by growth in average non-interest bearing deposits due to our relationship with our technology partner, which began late during the first quarter of 2021. These deposits are related to the Economic Impact Payments ("EIP") associated with the Federal government's fiscal stimulus plans. Accordingly, average non-interest bearing deposits increased to $5.5 billion during the current second quarter, up 81% or $2.4 billion on a year-over-year basis and up 69% or $2.2 billion on a linked-quarter basis.

Asset Quality Continues to be Solid

The Company's asset quality metrics remained solid during the second quarter of the year, underscoring the strength of our core portfolio. At June 30, 2021, NPAs totaled $40 million compared to $41 million at March 31, 2021, down 2% and compared to $63 million at June 30, 2020, down 37%. The year-over-year improvement was primarily due to a significant improvement in other non-accrual loans. This category consists mainly of non-accrual taxi medallion-related loans. Other non-accrual loans declined 70% to $9 million at June 30, 2021, as non-accrual taxi medallion-related loans declined 65% to $9 million at June 30, 2021 compared to $26 million at June 30, 2020.

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers in accordance with the CARES Act and regulatory guidance. These modifications included both full-payment deferrals and principal deferrals (borrowers pay interest and escrow only). Since instituting these programs last year, total deferrals declined 86% to $1 billion compared to $7.4 billion at June 30, 2020. The remaining $1 billion are principal deferrals and are expected to decline further over the second half of 2021.

Recent Events

Declaration of Dividend on Common Shares

On July 27, 2021, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on August 17, 2021 to common shareholders of record as of August 7, 2021.

Acquisition of Flagstar Bancorp, Inc. ("Flagstar")

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction valued at the time at $2.6 billion (the “Merger”). Under terms of the agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community common stock for each Flagstar share they own. Following completion of the Merger, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company.

The new company will have over $85 billion in total assets, operate nearly 400 traditional branches in nine states, and 86 retail home lending offices across a 28-state footprint. It will have its headquarters on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations.

Results of Special Shareholder Meeting to Approve Merger with Flagstar

On August 4, 2021, the Company’s shareholders held a special meeting at which the shareholders approved the issuance of Company common stock to holders of Flagstar Bancorp, Inc. common stock pursuant to the Agreement and Plan of Merger, dated as of April 24, 2021 (the “Merger Agreement”), and on the same date Flagstar’s shareholders held a special meeting at which its shareholders approved the Merger Agreement. The Merger is expected to close during the fourth quarter of 2021, subject to the satisfaction of certain closing conditions and the receipt of all necessary regulatory approvals.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At June 30, 2021, and December 31, 2020, the allowance for credit losses on off-balance sheet credit exposures was $11 million and $12 million, respectively. We estimate expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

For the six months ended June 30, 2021 the allowance for credit losses on loan and leases increased primarily as a result of growth across segments of the loan portfolio, and by macroeconomic factors surrounding the COVID-19 pandemic, specifically the resultant estimated decreases in property values in the New York City area. The forecast includes a temporarily significant increase in Gross Domestic Product (“GDP”) to +6.9% in the second half of 2021 as the economy begins to recover from the systemic disruptions of the COVID-19 pandemic. Unemployment continues to subside from the historic shock of 2020, but is not forecasted to return to pre-pandemic levels around 3.5% until 2023. Interest rates are forecasted to begin to rise modestly and 10 Year-Baa spread widens slightly beginning in 2022 and levels off at 2.6% through 2023. In addition to these quantitative inputs, several qualitative factors were considered in increasing our allowance for loan and lease credit losses, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

Current Expected Credit Losses

At December 31, 2019, the allowance for loan and lease losses totaled $148 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326. Upon adoption, we recognized an increase in the ACL of $2 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. At June 30, 2021, the ACL totaled $202 million, up $8 million compared to December 31, 2020 driven by net recoveries of $7 million during the first six months of 2021 and a zero provision for credit losses.

Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. With the adoption of CECL on January 1, 2020, we recognized a “Day 1” transition adjustment of $13 million. At June 30, 2021, the allowance for unfunded commitments totaled $11 million.

(dollars in millions)	Loans and Leases	Unfunded Commitments
Allowance for credit losses at December 31, 2020	$194	$12
2021 Provision for (recovery of) credit losses	1	(1)
2021 net recoveries	7	—
Allowance for credit losses at June 30, 2021	$202	$11

See Note 6, Allowance for Credit Losses on Loans and Leases for a further discussion of our Allowance for Credit Losses.

Goodwill Impairment

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. We have significant intangible assets as of June 30, 2021, including goodwill of $2.4 billion. In connection with our acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We test our goodwill for impairment at the reporting unit level. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

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

The Company assessed the environment in the second quarter of 2021, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting unit. After consideration of the items above and the first six months of 2021 results, the Company determined it was not more-likely-than-not that the fair value of any reporting unit was below book value as of June 30, 2021. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions, and any triggering events that may indicate an impairment of goodwill in the future.

Balance Sheet Summary

At June 30, 2021, total assets were $57.5 billion, up $1.2 billion or 4% on an annualized basis compared to December 31, 2020. The growth was driven by good loan growth and double-digit growth in total deposits.

The level of cash balances increased $138 million to $2.1 billion compared to year-end 2020. Total securities grew $248 million to $6.1 billion, or 8% annualized compared to December 31, 2020.

Total loans and leases held for investment rose $691 million to $43.6 billion or 3% annualized compared to December 31, 2020. The growth during the current second quarter was driven by growth in our multi-family and specialty finance portfolios, while the CRE portfolio was relatively flat.

At June 30, 2021, the multi-family portfolio increased $345 million to $32.6 billion, compared to March 31, 2021 up 4% annualized. On a year-over-year basis, multi-family loans increased $945 million or 3%. The specialty finance portfolio increased $59 million to $3.3 billion compared to March 31, 2021, up 7% annualized. Compared to the second quarter of 2020, the specialty finance portfolio grew $334 million or 11%. CRE loans declined $214 million compared to March 31, 2021 to $6.8 billion, down 12% annualized. The CRE portfolio declined $117 million or 2% on a year-over-year basis.

At June 30, 2021, total deposits of $34.2 billion were flat on a linked-quarter basis, but up $2.4 billion or 8% on a year-over-year basis. The year-over-year growth was driven by our relationship with our technology partner, which started late during the first quarter of this year. This relationship resulted in substantial growth in non-interest bearing accounts. Non-interest bearing accounts increased $1.6 billion to $4.5 billion on a year-over-year basis.

Totaled borrowed funds at June 30, 2021 decreased $625 million or 8% annualized to $15.5 billion compared to December 31, 2020, but increased $451 million or 3% compared to June 30, 2020.

Total stockholders' equity was $6.9 billion at June 30, 2021 compared to $6.8 billion at March 31, 2021 and $6.7 billion in the year-ago quarter. Excluding goodwill and preferred stock, tangible common stockholders' equity totaled $4.0 billion compared to $3.9 billion at March 31, 2021 and $3.8 billion in the year-ago quarter. Book value per common share was $13.79 at June 30, 2021 compared to $13.53 at March 31, 2021 and $13.34 at June 30, 2020.

Common stockholders' equity to total assets was 11.16% at June 30, 2021 compared to 10.92% at March 31, 2021 and 11.42% at June 30, 2020. On a tangible basis, tangible book value per common share was $8.57 at June 30, 2021 compared to $8.32 at March 31, 2021 and $8.11 at June 30, 2020. Tangible common stockholders' equity to tangible assets was 7.24% at June 30, 2021 compared to 7.00% at March 31, 2021 and 7.27% at June 30, 2020.

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

During the second quarter of 2021, the Company originated $3.1 billion of loans and leases held for investment, surpassing the first quarter pipeline by $1.4 billion. Total originations rose 21% on a linked-quarter basis, but down 7% on a year-over-year basis. The linked-quarter increase was primarily the result of a 42% increase in multi-family originations, a 12% increase in specialty finance originations, and a 206% increase in other C&I originations, This was offset by an 84% decrease in CRE originations.

For the six months ended June 30, 2021, total loans originated for investment were $5.6 billion, down 7% compared to the $6.0 billion originated for the six months ended June 30, 2020.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
(dollars in millions)
Mortgage Loans Originated for Investment:
Multi-family	$2,078	$1,466	$2,413	$3,544	$3,831
Commercial real estate	70	443	90	513	282
One-to-four family residential	46	22	18	68	45
Acquisition, development, and construction	70	6	1	76	5
Total mortgage loans originated for investment	2,264	1,937	2,522	4,201	4,163
Other Loans Originated for Investment:
Specialty Finance	606	541	700	1,147	1,657
Other commercial and industrial	193	63	57	256	180
Other	2	1	1	3	2
Total other loans originated for investment	801	605	758	1,406	1,839
Total Loans Originated for Investment	$3,065	$2,542	$3,280	$5,607	$6,002

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

At June 30, 2021, total multi-family loans represented $32.6 billion or 75% of total loans and leases held for investment. The average multi-family loan had an average weighted life of 2.4 years.

At June 30, 2021, 78% of our multi-family loans were secured by rental apartment buildings in the New York City metro area and 3.2% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states we operate in.

In addition, 68% or $22.3 billion of the Company's overall multi-family portfolio is secured by properties in New York State, of which $19.3 billion are subject to rent regulation laws. The weighted average LTV of the rent-regulated segment of the multi-family portfolio was 54.53%, as of June 30, 2021, 330 bps below the overall multi-family weighted average LTV of 57.83%.

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

In addition to requiring a minimum DSCR of 125% on multi-family buildings, we obtain a security interest in the personal property located on the premises, and an assignment of rents and leases. Our multi-family loans generally represent no more than 75% of the lower of the appraised value or the sales price of the underlying property, and typically feature an amortization period of 30 years. In addition, some of our multi-family loans may contain an initial interest-only period which typically does not exceed two years; however, these loans are underwritten on a fully amortizing basis.

Commercial Real Estate Loans

At June 30, 2021, CRE loans represented $6.8 billion or 16% of total loans and leases held for investment. The average CRE loan had an average weighted life of 2.3 years.

The CRE loans originated by the Company are also secured by income-producing properties, such as office buildings, mixed-use buildings (retail storefront on the ground floor and apartment units above the ground floor), retail centers, and multi-tenanted light industrial properties. At June 30, 2021, 85% of our CRE loans were secured by properties in the New York City metro area, while properties in other parts of New York State accounted for 2.2% of the properties securing our CRE loans and properties in all other states accounted for 13.0% combined.

Specialty Finance Loans and Leases

At June 30, 2021, specialty finance loans and leases totaled $3.3 billion or 7.5% of total loans and leases held for investment.

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

C&I Loans

At June 30, 2021, C&I loans totaled $553 million or 1.3% of total loans and leases held for investment. During the current second quarter, we transferred $94 million of PPP loans designated as held for sale to held for investment.

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

Acquisition, Development, and Construction Loans

ADC loans at June 30, 2021 totaled $187 million and represented 0.43% of total loans and leases held for investment. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the business cycle, borrowers are required to provide a guarantee of repayment and completion.

One-to-Four Family Loans

At June 30, 2021, one-to-four family loans totaled $190 million or 0.44% of total loans and leases held for investment.

Other Loans

Other loans totaled $12 million at June 30, 2021 and consisted mainly of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

Loans Held for Sale

During the second quarter of 2021, the Company transferred $94 million of PPP loans to the held for investment C&I portfolio. Accordingly, loans held for sale at June 30, 2021 were zero compared to $141 million at March 31, 2021 and $117 million at December 31, 2020.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Commercial Credit Committee and the Mortgage and Real Estate and Credit Committees of the Board, and the Board of Directors of the Bank.

C&I loans less than or equal to $3 million are approved by the joint authority of lending officers. C&I loans in excess of $3 million and all multi-family, CRE, ADC, and Specialty Finance loans regardless of amount are required to be presented to the Management Credit Committee for approval. Multi-family, CRE, and C&I loans in excess of $5 million and Specialty Finance in excess of $15 million are also required to be presented to the Commercial Credit Committee and the Mortgage and Real Estate Committee of the Board, as applicable so that the Committees can review the loan’s associated risks. The Commercial Credit and

Mortgage and Real Estate Committees have authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

All mortgage loans in excess of $50 million, specialty finance loans in excess of $15 million and all other C&I loans in excess of $5 million require approval by the Mortgage and Real Estate Committee or the Credit Committee of the Board, as applicable.

The Board of Directors updated certain aspects of the Company's lending authority as detailed below. These changes are effective as of July 21, 2021.

Multi-family, CRE, ADC, and specialty finance loans less than or equal to $10 million and C&I loans less than or equal to $5 million are approved by the joint authority of lending officers.  C&I loans in excess of $5 million and all multi-family, CRE, ADC, and specialty finance loans in excess of $10 million are required to be presented to the Management Credit Committee for approval.  Multi-family, CRE, ADC, and specialty finance loans in excess of $50 million and C&I loans in excess of $10 million are also required to be presented to the Board Credit Committee of the Board, so that the Committee can review the loan’s associated risks and approve the credit. The Board Credit Committee has authority to direct changes in lending practices as they deem necessary or appropriate in order to address individual or aggregate risks and credit exposures in accordance with the Bank’s strategic objectives and risk appetites.

In addition, all loans of $50 million or more originated by the Bank continue to be reported to the Board of Directors.

At June 30, 2021, the largest mortgage loan in our portfolio was a $329 million multi-family loan collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at June 30, 2021:

	At June 30, 2021
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,765	23.86%	$2,984	43.80%
Brooklyn	6,183	19.00	413	6.06
Bronx	3,720	11.43	155	2.28
Queens	2,890	8.88	611	8.97
Staten Island	137	0.42	51	0.75
Total New York City	$20,695	63.59%	$4,214	61.86%
New Jersey	4,168	12.81	526	7.72
Long Island	539	1.66	1,034	15.18
Total Metro New York	$25,402	78.06%	$5,774	84.76%
Other New York State	1,035	3.18	152	2.23
All other states	6,103	18.76	887	13.01
Total	$32,540	100.00%	$6,813	100.00%

At June 30, 2021, the largest concentration of ADC loans held for investment was located in Metro New York, with a total of $167 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Outstanding Loan Commitments

At June 30, 2021, we had outstanding loan commitments of $2.7 billion, as compared to $2.5 billion at December 31, 2020.

Multi-family, CRE, ADC and 1-4 family loans together represented $459 million of held-for-investment loan commitments at the end of the quarter, while other loans represented $2.2 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $1.6 billion and commitments to originate other C&I loans of $568 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $281 million at June 30, 2021, a $95 million decrease from the volume at December 31, 2020. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Performing Loans and Repossessed Assets

NPAs at June 30, 2021 totaled $40 million, down 13% compared to $46 million at December 31, 2020, representing 0.07% of total assets unchanged as compared to the previous quarter.

NPLs at June 30, 2021 declined 16% to $32 million compared to $38 million at December 31, 2020, representing 0.07% of total loans compared to 0.08% for the previous quarter.

Total repossessed assets at the end of the second quarter were $8 million, unchanged from the previous quarter.

For the six months ended June 30, 2021, the Company recorded net recoveries of $7 million compared to net charge-offs of $14 million for the six months ended June 30, 2020. The decrease represents the decline in charge-offs of other C&I and taxi related loans.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2020 to June 30, 2021:

			Change from December 31, 2020 to June 30, 2021
(dollars in millions)	June 30, 2021	December 31, 2020	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$9	$4	$5	125%
Commercial real estate	12	12	—	0%
One-to-four family	2	2	—	0%
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	23	18	5	28%
Non-accrual other loans (1)	9	20	(11)	-55%
Total non-performing loans	$32	$38	$(6)	-16%

(1) Includes $9 million and $19 million of non-accrual taxi medallion-related loans at June 30, 2021 and December 31, 2020, respectively.

The following table sets forth the changes in non-performing loans over the six months ended June 30, 2021:

(dollars in millions)
Balance at December 31, 2020	$38
New non-accrual	11
Charge-offs	(5)
Transferred to repossessed assets	-
Loan payoffs, including dispositions and principal pay-downs	(12)
Restored to performing status	-
Balance at June 30, 2021	$32

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At June 30, 2021 and December 31, 2020, all of our non-performing loans were non-accrual loans.

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

It is our policy to order updated appraisals for all non-performing loans, irrespective of loan type, that are collateralized by multi-family buildings, CRE properties, or land, in the event that such a loan is 90 days or more past due, and if the most recent appraisal on file for the property is more than one year old. Appraisals are ordered annually until such time as the loan becomes performing and is returned to accrual status. It is generally not our policy to obtain updated appraisals for performing loans. However, appraisals may be ordered for performing loans when a borrower requests an increase in the loan amount, a modification in loan terms, or an extension of a maturing loan. We do not analyze LTVs on a portfolio-wide basis.

Non-performing loans are reviewed regularly by management and discussed on a monthly basis with the Management Credit Committee, the Board Credit Committee, and the Boards of Directors of the Company and the Bank, as applicable. Collateral-dependent non-performing loans are written down to their current appraised values, less certain transaction costs. Workout specialists from our Loan Workout Unit actively pursue borrowers who are delinquent in repaying their loans in an effort to collect payment. In addition, outside counsel with experience in foreclosure proceedings are retained to institute such action with regard to such borrowers.

Properties and assets that are acquired through foreclosure are classified as either OREO or repossessed assets, and are recorded at fair value at the date of acquisition, less the estimated cost of selling the property/asset. Subsequent declines in the fair value of OREO or repossessed assets are charged to earnings and are included in non-interest expense. It is our policy to require an appraisal and an environmental assessment (in accordance with our Environmental Risk Policy) of properties classified as OREO before foreclosure, and to re-appraise the properties/assets on an as-needed basis, and not less than annually, until they are sold. We dispose of such properties/assets as quickly and prudently as possible, given current market conditions and the property’s or asset’s condition.

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

The condition of the collateral property is another critical factor. Multi-family buildings and CRE properties are inspected from rooftop to basement as a prerequisite to closing, with a member of the Board Credit Committee participating in inspections on multi-family, CRE, and ADC loans to be originated in excess of $50 million. We continue to conduct inspections as per the aforementioned policy, however, due to the COVID-19 pandemic, currently full access to some properties and buildings may be limited. Furthermore, independent appraisers, whose appraisals are carefully reviewed by our experienced in-house appraisal officers and staff, perform appraisals on collateral properties. In many cases, a second independent appraisal review is performed.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 125% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at June 30, 2021. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2020 to June 30, 2021:

			Change from December 31, 2020 to June 30, 2021
(dollars in millions)	June 30, 2021	December 31, 2020	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$9	$4	$5	125%
Commercial real estate	15	10	5	50%
One-to-four family	—	2	(2)	-100%
Acquisition, development, and construction	—	—	—	—
Other loans (1)	11	—	11	NM
Total loans 30-89 days past due	$35	$16	$19	119%

(1) Does not include any past due taxi medallion-related loans at June 30, 2021 and December 31, 2020.

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

At June 30, 2021, the Company's three largest NPLs were three CRE loans with balances of $8 million, $7 million and $3 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At June 30, 2021, non-accrual TDRs included taxi medallion-related loans with a combined balance of $9 million.

At June 30, 2021, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $31 million.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured CRE loans, was 100%. The success rates for restructured one-to-four family and other loans were 0% and 8%, respectively, at June 30, 2021.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the six months ended June 30, 2021:

(dollars in millions)	Accruing	Non-Accrual	Total
Balance at December 31, 2020	$15	$19	$34
New TDRs	-	8	8
Charge-offs	-	(4)	(4)
Loan payoffs, including dispositions and principal pay-downs	-	(7)	(7)
Balance at June 30, 2021	$15	$16	$31

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the six months ended June 30, 2021, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act and interagency regulatory guidance. These modifications were primarily full payment deferrals for an initial six month period, with the ability to extend again at the end of the deferral period, at the Bank’s discretion. Most of these deferrals were entered into during April and May, and were therefore, they were eligible to come off of their deferral period beginning in the fourth quarter of 2020, and the remaining were eligible to come off their deferral during the first quarter of 2021. Accordingly, at June 30, 2021, 100% of the Company's full-payment deferrals had returned to payment status.

In addition, to the full-payment deferrals, the Company entered into certain modifications whereby the borrowers are paying interest and escrow only. At June 30, 2021, these principal deferrals totaled $1.0 billion, down 60% or $1.5 billion compared to $2.5 billion for the previous quarter.

The following tables reflect, as of June 30, 2021, the aggregate amount of principal deferrals by various category.

Principal Deferrals as of June 30, 2021

	Amount in Deferral	Outstanding Balance	Deferred as a % of Outstanding Balance	Weighted- Average LTV
(dollars in millions)
Multi-family	$497	$32,484	1.5%	54.2%
CRE:
Office	$239	$3,210	7.4%	66.2%
Retail	155	1,779	8.7%	70.3%
Mixed use	69	565	12.2%	65.8%
Condo/ Co-op	36	256	14.1%	41.0%
Other	1	1,003	0.1%	35.7%
Sub-total CRE	$500	$6,813	7.3%	65.6%

Total Multi-Family and CRE	997	39,297	2.5%	59.9%

Other	8

Total	$1,005

Additionally, the allowance for credit losses on accrued interest receivable on loans, including loans in the deferral program, was $929,449, as of June 30, 2021.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for credit losses on loans and leases, our non-performing assets, and our 30 to 89 days past due loans at June 30, 2021 and December 31, 2020.

(dollars in millions)	At or For the Six Months Ended June 30, 2021	At or For the Year Ended December 31, 2020
Allowance for Credit Losses on Loan and Leases:
Balance at beginning of period	$194	$148
CECL day 1 transition adjustment	—	2
Adjusted allowance for credit losses at January 1	194	150
Provision for credit losses	1	63
Charge-offs:
Multi-family	(2)	—
Commercial real estate	—	(2)
One-to-four family residential	—	—
Acquisition, development, and construction	—	—
Other loans	(3)	(20)
Total charge-offs	(5)	(22)
Recoveries:
Multi-family	—	1
Commercial real estate	2	—
One-to-four family residential	—	—
Acquisition, development, and construction	—	—
Other loans	10	2
Total recoveries	12	3
Net recoveries (charge-offs)	7	(19)
Balance at end of period	$202	$194
Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$9	$4
Commercial real estate	12	12
One-to-four family residential	2	2
Acquisition, development, and construction	—	—
Total non-accrual mortgage loans	23	18
Other non-accrual loans	9	20
Total non-performing loans	$32	$38
Repossessed assets (1)	8	8
Total non-performing assets	$40	$46
Asset Quality Measures:
Non-performing loans to total loans	0.07%	0.09%
Non-performing assets to total assets	0.07	0.08
Allowance for credit losses to non-performing loans	641.41	513.55
Allowance for credit losses to total loans	0.46	0.45
Net charge-offs during the period to average loans outstanding during the period	(0.02)	0.04
Loans 30-89 Days Past Due:
Multi-family	$9	$4
Commercial real estate	15	10
One-to-four family residential	—	2
Acquisition, development, and construction	—	—
Other loans	11	—
Total loans 30-89 days past due	$35	$16

(1) Includes $5 million and $7 million of repossessed taxi medallions at June 30, 2021 and December 31, 2020, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at June 30, 2021:

(dollars in millions)
New York	$29
New Jersey	2
All other states	1
Total non-performing loans	$32

Securities

At June 30, 2021, total securities decreased $101 million or 7% annualized on a linked-quarter basis to $6.1 billion, compared to $6.2 billion at March 31, 2021. At the end of the current second quarter, total securities represented 10.6% of total assets compared to 10.7% at the first quarter of 2021.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At June 30, 2021 and December 31, 2020, the Bank held FHLB-NY stock in the amount of $686 million and $714 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $8 million and $9 million, respectively, in the three months ended June 30, 2021 and 2020.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $7 million to $1.2 billion at June 30, 2021 from December 31, 2020.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both June 30, 2021 and December 31, 2020. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $4.4 billion in the six months ended June 30, 2021, down $1.2 billion from the $5.6 billion recorded in the year-earlier six months. Cash flows from the repayment and sales of securities totaled $931 million and $1.4 billion, respectively, in the corresponding periods, while purchases of securities totaled $1.3 billion and $735 million, respectively.

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

At June 30, 2021, total deposits were $34.2 billion, up $1.7 billion compared to December 31, 2020. At the end of the current second quarter, total deposits represented 59.5% of total assets, while CDs represented 26.2% of total deposits. The majority, or $1.5 billion of this growth occurred in the non-interest-bearing checking category, as the Company is currently working with its technology partner to bring in additional low cost deposits. These deposits are short-term in nature and related to individual spending patterns. These deposits peaked during the second quarter of 2021 and are expected to run off over the next year.

Included in the June 30, 2021 balance of deposits were business institutional deposits of $1.5 billion and municipal deposits of $1.0 billion, as compared to $1.3 billion and $1.0 billion, respectively, at December 31, 2020. Brokered deposits remained stable at $5.5 billion, including brokered interest bearing checking of $1.2 billion at June 30, 2021 and $1.3 billion at December 31, 2020, brokered money market accounts of $3.0 billion at June 30, 2021 and December 31, 2020, and brokered CDs of $1.3 billion at June 30, 2021 and $1.0 billion at December 31, 2020. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures and subordinated notes. As of June 30, 2021, borrowed funds declined $625 million or 8% annualized to $15.5 billion compared to December 31, 2020, and represented 26.9% of total assets at that date. The decrease was mainly due to a decline in wholesale borrowings, consisting primarily of FHLB-NY advances, which declined to $14.8 billion compared to $15.4 billion at year-end 2020. Also included in wholesale borrowings are repurchase agreements of $800 million, unchanged from the balance at December 31, 2020.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include opportunistic repurchases of shares of its common stock pursuant to its previously announced share repurchase program. The Notes were offered to the public at 100% of their face amount. At June 30, 2021, the balance of subordinated notes was $296 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $360 million at June 30, 2021, comparable to the balance at December 31, 2020.

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

LIBOR Transition and Phase-Out

On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer request banks to submit rates for the calculation of LIBOR after 2021.  On November 30, 2020 the ICE Benchmark Administration (“IBA”) announced they will extend the publication of most US Dollar LIBOR (“USD LIBOR”) through June 30, 2023.  The FRB established the Alternative Reference Rate Committee (“ARRC”), comprised of a group of private market participants and other members, representing banks and financial sector regulators, to identify a set of alternative reference rates for potential use as benchmarks. The FRB-NY has established the Secured Oversight Finance Rate or "SOFR" as its recommended alternative to LIBOR, and it is anticipated that LIBOR will be phased out by the end of 2021. In addition to SOFR, the Company is evaluating alternatives other than SOFR as a potential alternative to LIBOR.

The Bank has established a sub-committee of its ALCO to address issues related to the phase-out and transition away from LIBOR. This sub-committee is led by our Chief Financial Officer and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, including interest rate risk and liquidity management, information technology, and operations.

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

At June 30, 2021, our one-year gap was a negative 7.10%, compared to a negative 4.94% at December 31, 2020. The change in our one-year gap from December 31, 2020, primarily reflects a decrease in mortgage and other loans expected to mature or reprice within one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 2021 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at June 30, 2021 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 22.35% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 17.81% and 12.81% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 78% for the first five years and 22% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 82% for the first five years and 18% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 92% for the first five years and 8% for years six through ten.

	At June 30, 2021
(dollars in millions)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$7,462	$6,234	$16,081	$10,235	$3,500	$31	$43,543
Mortgage-related securities (2)(3)	296	404	891	523	569	310	2,993
Other securities (2)	1,991	207	63	184	1,325	-	3,770
Interest-earning cash and cash equivalents	1,941	-	-	-	-	-	1,941
Total interest-earning assets	11,690	6,845	17,035	10,942	5,394	341	52,247
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	7,023	862	2,359	892	1,667	-	12,803
Savings accounts	2,381	2,543	687	518	1,761	-	7,890
Certificates of deposit	2,913	4,907	1,001	94	34	-	8,949
Borrowed funds	239	1,748	4,500	550	8,280	142	15,459
Total interest-bearing liabilities	12,556	10,060	8,547	2,054	11,742	142	45,101
Interest rate sensitivity gap per period (4)	$(866)	$(3,215)	$8,488	$8,888	$(6,348)	$199	$7,146
Cumulative interest rate sensitivity gap	$(866)	$(4,081)	$4,407	$13,295	$6,947	$7,146
Cumulative interest rate sensitivity gap as a percentage of total assets	-1.51%	-7.10%	7.67%	23.13%	12.09%	12.43%
Cumulative net interest- earning assets as a percentage of net interest- bearing liabilities	93.10%	81.96%	114.14%	140.02%	115.45%	115.84%

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

As of June 30, 2021, the impact of a 100 bp decline in market interest rates for our loans would have had very little impact on prepayment speeds due to the current low interest rates and current coupons being floored at base rates. The impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 3.68% per annum.

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

Based on the information and assumptions in effect at June 30, 2021, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Economic Value of Equity
+100	-4.07%
+200	-13.76%

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

Based on the information and assumptions in effect at June 30, 2021, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	-1.24%
+200	-3.09%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At June 30, 2021, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 6.57% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 0.59% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.1 billion and $1.9 billion, respectively, at June 30, 2021 and December 31, 2020. As in the past, our portfolios of loans and securities provided liquidity in the first six months of the year, with cash flows from the repayment and sale of loans totaling $4.4 billion and cash flows from the repayment and sale of securities totaling $931 million.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At June 30, 2021, our available borrowing capacity with the FHLB-NY was $7.6 billion. In addition, the Company had $6.1 billion of available-for-sale securities, at that date, of which $4.7 billion was unencumbered.

Furthermore, the Bank has an agreement with the FRB-NY that enables it to access the discount window as a further means of enhancing liquidity if need be. In connection with the agreement, the Bank has pledged certain loans and securities to collateralize any funds that may be borrowed. At June 30, 2021, the maximum amount the Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings outstanding at that date.

Our primary investing activity is loan production. In the second three months of 2021, the volume of loans originated for investment was $3.1 billion. During this time, the net cash used in investing activities totaled $802 million. Our operating activities provided net cash of $14 million, while the net cash provided by our financing activities totaled $926 million.

CDs due to mature in one year or less as of June 30, 2021 totaled $7.8 billion, representing 87% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

In the six months ended June 30, 2021, the Bank paid dividends totaling $190 million to the Parent Company, leaving $343 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at June 30, 2021 included $148 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $503 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of June 30, 2021, the Company has repurchased a total of 28.9 million shares at an average price of $9.63 or an aggregate purchase price of $278 million, leaving $17 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $50 million from the balance at the end of last year and $45 million from the year-ago quarter to $75 million at June 30, 2021. The year-to-date decrease was primarily the result of a $66 million change in the net unrealized gain (loss) on available-for-sale securities, net of tax, and a $18 million change in the net unrealized loss on cash flow hedges, net of tax, to $22 million.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At June 30, 2021, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At June 30, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,088	9.84%	$4,590	11.05%	$5,421	13.05%	$4,590	8.25%
Minimum for capital adequacy purposes	1,869	4.50	2,492	6.00	3,322	8.00	2,225	4.00
Excess	$2,219	5.34%	$2,098	5.05%	$2,099	5.05%	$2,365	4.25%

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At June 30, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,091	12.26%	$5,091	12.26%	$5,277	12.71%	$5,091	9.15%
Minimum for capital adequacy purposes	1,868	4.50	2,491	6.00	3,321	8.00	2,225	4.00
Excess	$3,223	7.76%	$2,600	6.26%	$1,956	4.71%	$2,866	5.15%

At June 30, 2021, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 505 bps and the fully-phased in capital conservation buffer by 255 bps.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended June 30, 2021

Net income for the three months ended June 30, 2021 totaled $152 million, up 45% compared to the $105 million we reported for the three months ended June 30, 2020. Net income available to common shareholders for the second quarter of 2021 totaled $144 million, up 48% compared to the $97 million we reported for the second quarter of 2020.

On a per share basis, diluted earnings per common share were $0.30, up 43% compared to the $0.21 we reported for the second quarter of 2020.

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

Year-Over-Year Comparison

Net interest income for the three months ended June 30, 2021 increased $65 million or 24% on a year-over-year basis. This increase was primarily driven by a $57 million or 36% decline in interest expense compared to the year-ago quarter and an $8 million or 2% increase in interest income.

Details of the increase in net interest income are as follows:

•
Interest income on mortgage and other loans, net totaled $386 million, up $4 million or 1% on a year-over-year basis, while interest income on securities increased $2 million or 5% to $43 million year-over-year.
•
The year-over-year increase in interest income on loans was due to a $964 million increase in the average balance to $42.8 billion offset by a five bps decrease in the average loan yield to 3.60%.
•
The same trend was evident with the securities portfolio, as the average balance of securities increased $870 million or 15% to $6.8 billion, while the average yield decreased 22 bps to 2.55%.
•
Interest expense on deposits declined $55 million or 66% to $28 million driven by a 78 bp decrease in the average cost of deposits to 0.38%, while average deposit balances increased $329 million or 1% on a year-over-year basis.
•
Interest expense on borrowed funds decreased 3% to $72 million on a year-over-year basis, driven by a 24 bps decline in the average cost of borrowings offset by a $1.3 billion or 9% increase in the average balance of borrowings.

Net Interest Margin

The Company's NIM improved during the current second quarter in-line with the growth in net interest income. For the three months ended June 30, 2021, the NIM increased 32 bps on a year-over-year basis and two bp on a linked-quarter basis, to 2.50%.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

	For the Three Months Ended			June 30, 2021 compared to
	June 30,	March 31,	June 30,	March 31,		June 30,
	2021	2021	2020	2021		2020
(dollars in millions)
Total Interest Income	$431	$423	$423	2%		2%
Prepayment Income:
Loans	$22	$19	$12	16%		83%
Securities	5	1	—	400%		NM
Total prepayment income	$27	$20	$12	35%		125%
GAAP Net Interest Margin	2.50%	2.48%	2.18%	2	bp	32	bp

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

Net Interest Income Analysis

	For the Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(dollars in millions)
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$42,817	$386	3.60%	$42,736	$383	3.59%	$41,853	$382	3.65%
Securities (2)(3)	6,790	43	2.55	6,517	39	2.36	5,920	41	2.77
Interest-earning cash and cash equivalents	3,415	2	0.27	1,835	1	0.28	856	—	0.10
Total interest-earning assets	53,022	$431	3.25	51,088	423	3.32	48,629	423	3.48
Non-interest-earning assets	5,092			5,218			5,158
Total assets	$58,114			$56,306			$53,787
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,699	$7	0.24%	$12,626	$9	0.28%	$10,540	$10	0.38%
Savings accounts	7,487	7	0.36	6,713	6	0.38	5,336	8	0.62
Certificates of deposit	9,154	14	0.58	9,984	18	0.75	13,135	65	2.00
Total interest-bearing deposits	29,340	28	0.38	29,323	33	0.46	29,011	83	1.16
Borrowed funds	15,724	72	1.82	15,995	72	1.82	14,403	74	2.06
Total interest-bearing liabilities	45,064	100	0.88	45,318	105	0.94	43,414	157	1.46
Non-interest-bearing deposits	5,488			3,243			3,040
Other liabilities	691			872			676
Total liabilities	51,243			49,433			47,130
Stockholders’ equity	6,871			6,873			6,657
Total liabilities and stockholders’ equity	$58,114			$56,306			$53,787
Net interest income/interest rate spread		$331	2.37%		$318	2.38%		$266	2.02%
Net interest margin			2.50%			2.48%			2.18%
Ratio of interest-earning assets to interest-bearing liabilities			1.18x			1.13x			1.12x

(1) Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale and non-performing loans.

(2)   Amounts are at amortized cost.

(3)   Includes FHLB stock.

(Recovery of) Provision for Credit Losses

For the three months ended June 30, 2021, the Company recorded a recovery of credit losses of $4 million compared to an $18 million provision for the three months ended June 30, 2020. The year-over-year improvement reflects the significant improvement in forecasted, future economic conditions based on the adoption of CECL in the first quarter of last year, as well as net recoveries of $6 million during the second quarter.

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

For the three months ended June 30, 2021, non-interest income totaled $16 million, up $1 million or 7% compared to the year-ago quarter. The increase was mainly the result of higher fee income, offset by a slight decline in BOLI income.

The following table summarizes our non-interest income for the respective periods:

	For the Three Months Ended
(dollars in millions)	June 30, 2021	March 31, 2021	June 30, 2020
Fee income	$6	$5	$4
BOLI income	8	7	9
Net gain (loss) on securities	-	-	1
Other income:
Third-party investment product sales	-	1	1
Other	2	1	-
Total other income	2	2	1
Total non-interest income	$16	$14	$15

Non-Interest Expense

Total non-interest expense for the three months ended June 30, 2021 was $139 million, up $16 million or 13% on a year-over-year basis. Included in our current second quarter results are $10 million in merger-related expenses pertaining to our upcoming merger with Flagstar Bancorp, Inc. This was driven by a $6 million or 22% increase in general and administrative expense to $33 million. This was largely related to legal, professional, and FDIC insurance premiums.

Income Tax Expense

For the three months ended June 30, 2021, the Company recorded income tax expense of $60 million primarily due to higher pre-tax income and a higher effective tax rate. The effective tax rate increased to 28.38% compared to 24.80% in the year-ago quarter. This increase was due to two factors: the non-deductibility of merger-related expenses and an increase in the New York State tax rate to 7.25% from 6.50%. The increase in the New York State tax rate resulted in a one-time expense related to the revaluation of our deferred tax asset.

Earnings Summary for the Six Months Ended June 30, 2021

For the six months ended June 30, 2021, net income totaled $297 million, up 45% compared to the $205 million for the first six months ended June 30, 2020. Net income available for common shareholders for the six months ended June 30, 2021 totaled $281 million compared to $189 million for the six months ended June 30, 2020, up 49%.

On a per share basis, diluted earnings per common share for the six months ended June 30, 2021 were $0.60, up 50% compared to $0.40 for the six months ended June 30, 2020.

Net Interest Income

Net interest income for the six months ended June 30, 2021, totaled $649 million, up $139 million or 27% compared to the six months ended June 30, 2020. The year-over-year improvement was driven by lower interest expense.

•
Interest income on mortgage and other loans, net totaled $769 million, down $5 million or 1% compared to the first six months of 2020, while interest income on securities declined $6 million or 7% to $82 million.
•
The decline in interest income on mortgage and other loans, net was due to an 11 bp decline in the average yield on loans to 3.60% offset by a $1.1 billion or 3% increase in the average loan balance to $42.8 billion.
•
The average yield on the securities portfolio declined 42 bps to 2.46%, while the average balance increased $520 million or 8% to $6.7 billion.
•
Interest expense on deposits decreased $140 million or 70% to $61 million, driven by a 97 bp decrease in the average cost of funds to 0.42%, while the average deposit balances rose $313 million or 1% to $29.3 billion.
•
Interest expense on borrowed funds decreased $9 million or 6% to $144 million compared to the first six months of 2020. This was the result of a 32 bp improvement in the average cost of borrowings to 1.82% offset by a $1.4 billion or 10% increase in the average balance of borrowings.

Net Interest Margin

For the six months ended June 30, 2021, the NIM increased 39 bp to 2.49% compared to the six months ended June 30, 2020.

	For the Six Months Ended
	June 30,	June 30,
	2021	2020	% Change
(dollars in millions)
Total Interest Income	$854	$864	-1%
Prepayment Income:
Loans	$41	$21	95%
Securities	6	1	500%
Total prepayment income	$47	$22	114%
GAAP Net Interest Margin	2.49%	2.10%	39	bp

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

Net Interest Income Analysis

	For the Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(dollars in millions)
Assets:
Interest-earning assets:
Mortgage and other loans, net	$42,777	$769	3.60%	$41,682	$774	3.71%
Securities	6,654	82	2.46	6,134	88	2.88
Interest-earning cash and cash equivalents	2,630	3	0.27	760	2	0.55
Total interest-earning assets	52,061	854	3.28	48,576	864	3.56
Non-interest-earning assets	5,154			5,022
Total assets	$57,215			$53,598
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,663	$16	0.26%	$10,305	$39	0.75%
Savings accounts	7,102	13	0.37	5,085	17	0.68
Certificates of deposit	9,566	32	0.67	13,628	145	2.14
Total interest-bearing deposits	29,331	61	0.42	29,018	201	1.39
Borrowed funds	15,859	144	1.82	14,421	153	2.14
Total interest-bearing liabilities	45,190	205	0.91	43,439	354	1.64
Non-interest-bearing deposits	4,372			2,805
Other liabilities	781			680
Total liabilities	50,343			46,924
Stockholders’ equity	6,872			6,674
Total liabilities and stockholders’ equity	$57,215			$53,598
Net interest income/interest rate spread		$649	2.37%		$510	1.92%
Net interest margin			2.49%			2.10%
Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.12x

Provision for Credit Losses

On a year-to-date basis, the provision for credit losses was zero compared to a provision for credit losses of $38 million for the first half of 2020.  The year-to-date improvement reflects the significant improvement in forecasted future economic conditions, as well as, year-to-date net recoveries of $7 million compared to net charge-offs of $14 million during the first six months of 2020.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others— fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and revenues produced through the sale of third-party investment products.

For the first six months of 2021, total non-interest income was $30 million, down $2 million or 6% compared to $32 million for the first six months of 2020. The decrease was mainly the result of a $2 million or 12% decline in BOLI income to $15 million. The year-ago six month period included $1 million in net gains on securities compared to no such gain during the first six months of 2021.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Six Months Ended
	June 30,	June 30,
(dollars in millions)	2021	2020
Fee income	$11	$11
BOLI income	15	17
Net gain on securities	—	1
Other income:
Third-party investment product sales	—	2
Other	4	1
Total other income	4	3
Total non-interest income	$30	$32

Non-Interest Expense

For the six months ended June 30, 2021, total non-interest expenses were $271 million, up $22 million or 9% compared to the first six months of 2020.  Included in the results for the first six months of 2021 was $10 million of merger-related expenses.  Included in the results for the first six months of 2020 was a $4 million lease termination benefit. The efficiency ratio improved to 38.46% during the first six months of the year compared to 45.91% for the first six months of last year.

Income Tax Expense

For the six months ended June 30, 2021, income tax expense totaled $111 million, up 122% compared to income tax expense during the first six months of 2020.  The increase was related to higher pre-tax income, the non-deductibility of merger-related expenses, and an increase in the New York State tax rate. It also includes the previously mentioned $2 million expense related to the revaluation of our deferred tax asset. The effective tax rate for the first half of 2021 increased to 27.11% compared to 19.45%in the first half of 2020.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Part I, Financial Information, Item 1, Financial Statements, Note 14 Legal Proceedings”, which is incorporated by reference into this item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the Company’s Form 10-Q for the three months ended March 31, 2021,as such factors could materially affect the Company’s business, financial condition, or future results of operations.

The risk factors set forth in our 2020 Form 10-K and in our March 31, 2021 Form 10-Q are updated by the following risks:

Combining NYCB and Flagstar may be more difficult, costly or time-consuming than expected, and NYCB may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of NYCB and Flagstar. To realize the anticipated benefits and cost savings from the merger, NYCB and Flagstar must integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If NYCB and Flagstar are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of NYCB following the completion of the merger, which may adversely affect the value of the common stock of NYCB following the completion of the merger.

NYCB and Flagstar have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of NYCB and Flagstar during this transition period and on NYCB for an undetermined period after completion of the merger.

Litigation related to the merger has been filed against Flagstar, the Flagstar board of directors, NYCB and the NYCB board of directors, and additional litigation may be filed against Flagstar, the Flagstar board of directors, NYCB and the NYCB board of directors in the future, which could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of NYCB and Flagstar.

Litigation related to the merger has been filed against Flagstar, the Flagstar board of directors, NYCB and the NYCB board of directors, and additional litigation may be filed against Flagstar, the Flagstar board of directors, NYCB and the NYCB board of directors in the future. The outcome of any litigation is uncertain. If any plaintiff were successful in obtaining an injunction prohibiting NYCB or Flagstar from completing the merger, the holdco merger, the bank merger or any of the other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in significant costs to NYCB and/or Flagstar, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of NYCB and Flagstar.

The COVID-19 pandemic’s impact on NYCB’s business and operations following the completion of the merger is uncertain.

The extent to which the COVID-19 pandemic will negatively affect the business, financial condition, liquidity, capital and results of operations of NYCB following the completion of the merger will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the direct and indirect impact of the

COVID-19 pandemic on employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on NYCB’s business, and there is no guarantee that efforts by NYCB to address the adverse impacts of the COVID-19 pandemic will be effective.

Even after the COVID-19 pandemic has subsided, NYCB may continue to experience adverse impacts to its business as a result of the COVID-19 pandemic’s global economic impact, including reduced availability of credit, adverse impacts on liquidity and the negative financial effects from any recession or depression that may occur.

NYCB may be unable to retain NYCB and/or Flagstar personnel successfully after the merger is completed.

The success of the merger will depend in part on NYCB’s ability to retain the talents and dedication of key employees currently employed by NYCB and Flagstar. It is possible that these employees may decide not to remain with NYCB or Flagstar, as applicable, while the merger is pending or with NYCB after the merger is completed. If NYCB and Flagstar are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, NYCB and Flagstar could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, NYCB’s business activities may be adversely affected, and management’s attention may be diverted from successfully integrating NYCB and Flagstar to hiring suitable replacements, all of which may cause NYCB’s business to suffer. In addition, NYCB and Flagstar may not be able to locate or retain suitable replacements for any key employees who leave either company.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on NYCB following the merger.

Before the mergers may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board, the FDIC, the NYDFS, certain mortgage agencies, and, with respect to the Bank’s establishment and operation of Flagstar Bank’s branches and other offices following the effective time of the bank merger, any state bank regulatory authority, and other regulatory authorities. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals, including factors not known as of the date of this report and factors that may arise in the future; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. The Federal Reserve Board has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve Board will expect the banking organization to resolve all such weaknesses before applying for such expansionary activity. The Federal Reserve Board has also stated that if issues arise during the processing of an application for expansionary activity, it will expect the applicant banking organization to withdraw its application pending resolution of any supervisory concerns.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of NYCB’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of NYCB following the merger or otherwise reduce the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, NYCB will not be required, and Flagstar will not be permitted without NYCB’s prior written consent, to take actions or agree to conditions in connection with obtaining the foregoing permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on NYCB and its subsidiaries, taken as a whole, after giving effect to the merger.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (1) approval by Flagstar shareholders of the Flagstar merger proposal and the approval by NYCB’s stockholders of the NYCB share issuance proposal; (2) authorization for listing on the NYSE of the shares of NYCB common stock; (3) the receipt of the requisite regulatory approvals, including the approval of the Federal Reserve Board, the FDIC, the NYDFS, certain mortgage agencies, and, with respect to the Bank’s establishment and operation of Flagstar Bank’s branches and other offices following the effective time of the bank merger, any state bank regulatory authority, and other regulatory authorities, and no such requisite regulatory approval will have resulted in the imposition of any materially burdensome regulatory condition (as defined in the merger agreement); (4) effectiveness of the registration statement on Form S-4 filed by NYCB and no proceedings for such purpose will have been initiated or threatened by the SEC and not withdrawn; and (5) the absence of any order, injunction, decree or other legal restraint prohibiting the consummation of the merger, the holdco merger or the bank merger issued by any governmental entity being in effect, and no law, statute, rule or regulation having been enacted, promulgated or enforced by any governmental entity which prohibits or makes illegal the consummation of the merger, the holdco merger or the bank merger. Each of Flagstar’s or NYCB’s obligation to complete the merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the merger agreement and (c) in the case of Flagstar’s obligation to complete the merger, receipt by Flagstar of an opinion from its counsel to the effect that the merger and the holdco merger, taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Code and (d) in the case of NYCB’s obligation to complete the merger, either (i) the receipt of a similar opinion from its counsel, or (ii) the merger and holdco merger, taken together, reasonably being expected to result in a Material Adverse Tax Consequence (as defined in the merger agreement) to NYCB.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after shareholder approval, as applicable, or NYCB or Flagstar may elect to terminate the merger agreement in certain other circumstances.

Failure to complete the merger could negatively impact NYCB.

If the merger is not completed for any reason there may be various adverse consequences and NYCB may experience negative reactions from the financial markets and from their respective customers and employees. For example, NYCB’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of NYCB common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. NYCB and/or Flagstar also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against NYCB or Flagstar to perform their respective obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either NYCB or Flagstar may be required to pay a termination fee of $90 million to the other party.

Additionally, each of NYCB has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing and mailing the joint proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, NYCB would have to pay these expenses without realizing the expected benefits of the merger.

NYCB will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on NYCB. These uncertainties may impair NYCB’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with NYCB to seek to change existing business relationships with NYCB. In addition, subject to certain exceptions, Flagstar has agreed to operate its business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect its business without NYCB’s consent, and Flagstar and NYCB have agreed to refrain from taking certain actions that may adversely affect their respective ability to consummate the merger on a timely basis without the other’s consent. These restrictions may prevent NYCB from pursuing attractive business opportunities that may arise prior to the completion of the merger.

The merger agreement limits Flagstar’s and NYCB’s respective abilities to pursue alternatives to the merger and may discourage other companies from trying to acquire NYCB.

The merger agreement contains “no shop” covenants that restrict each of NYCB’s and Flagstar’s ability to, directly or indirectly, among other things, initiate, solicit, knowingly encourage or knowingly facilitate, inquiries or proposals with respect to, or, subject to certain exceptions generally related to the exercise of fiduciary duties by each respective board of directors, engage in any negotiations concerning, or provide any confidential or non-public information or data relating to, any alternative acquisition proposals. These provisions, which include a $90 million termination fee payable under certain circumstances, may discourage a potential third-party acquirer that might have an interest in acquiring all or a significant part of Flagstar or NYCB from considering or proposing that acquisition even if, in the case of a potential acquisition of Flagstar, it were prepared to pay consideration with a higher per share price to Flagstar shareholders than what is contemplated in the merger, or may result in a potential third-party acquirer proposing to pay a lower per share price to acquire Flagstar or NYCB than it might otherwise have proposed to pay.

NYCB is expected to incur significant costs related to the merger and integration.

NYCB has incurred and expects to incur significant, non-recurring costs in connection with negotiating the merger agreement and closing the merger. In addition, NYCB will incur integration costs following the completion of the merger as NYCB integrates the Flagstar business, including facilities and systems consolidation costs and employment-related costs. Anticipated pre-tax one-time expenses related to the merger are currently estimated to be approximately $220 million.

There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time. NYCB and Flagstar may also incur additional costs to maintain employee morale and to retain key employees. NYCB and Flagstar will also incur significant legal, financial advisory, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the merger.

Each current NYCB stockholder will have a reduced ownership and voting interest in NYCB following the consummation of the merger than the holder’s ownership and voting interest in NYCB individually, as applicable, prior to the consummation of the merger and will exercise less influence over management.

NYCB stockholders currently have the right to vote in the election of the board of directors and on other matters affecting NYCB and Flagstar, respectively. When the merger is completed, each NYCB stockholder will become an NYCB stockholder, with a percentage ownership of NYCB that is smaller than the holder’s percentage ownership of either NYCB individually prior to the consummation of the merger. Based on the number of shares of NYCB common stock and Flagstar common stock outstanding as of the close of business on the respective record dates, and based on the number of shares of NYCB common stock expected to be issued in the merger, the former Flagstar shareholders, as a group, are estimated to own approximately 31% of the outstanding shares of NYCB common stock immediately after the merger and current NYCB stockholders as a group are estimated to own approximately 69% of the outstanding shares of NYCB common stock immediately after the merger. Because of this, Flagstar shareholders may have less influence on the management and policies of NYCB than they now have on the management and policies of Flagstar, and NYCB stockholders may have less influence on the management and policies of NYCB when the merger is completed than they now have on the management and policies of NYCB.

Issuance of shares of NYCB common stock in connection with the merger may adversely affect the market price of NYCB common stock.

In connection with the payment of the merger consideration, NYCB expects to issue approximately 212.0 million shares of NYCB common stock to Flagstar shareholders. The issuance of these new shares of NYCB common stock may result in fluctuations in the market price of NYCB common stock, including a stock price decrease

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

(dollars in millions, except share data)
Second Quarter 2021	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
April 1 – April 30	10,534	$12.31	$—
May 1 – May 31	1,918	11.76	—
June 1 – June 30	4,970	11.39	—
Total shares repurchased (1)	17,422	11.99	$—

(1) Shares tied to stock-based incentive plans

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

4.3	Form of certificate representing the Series A Preferred Stock. (8)

4.4	Form of depositary receipt representing the Depositary Shares. (8)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Letter Agreement, dated as of April 24, 2021, by and between New York Community Bancorp, Inc. and Thomas Cangemi. ** (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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

New York Community Bancorp, Inc.
(Registrant)

DATE: August 6, 2021	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Chairman, President, and Chief Executive Officer

DATE: August 6, 2021	BY:	/s/ John J. Pinto
John J. Pinto Senior Executive Vice President and Chief Financial Officer