Form 10-Q
period 2021-09-30
NEW YORK COMMUNITY BANCORP INC
filed 2021-10-29
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

465,020,799

Number of shares of common stock outstanding at October 25, 2021

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended September 30, 2021

GLOSSARY

BASIS POINT

Throughout this filing, the year-over-year and quarter over quarter changes that occur in certain financial measures are reported in terms of basis points. Each basis point is equal to one hundredth of a percentage point, or 0.01%.

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

LIST OF ABBREVIATIONS AND ACRONYMS

ACL—Allowance for Credit Losses on Loans and Leases	FDIC—Federal Deposit Insurance Corporation
ADC—Acquisition, development, and construction loan	FHLB—Federal Home Loan Bank
ALCO—Asset and Liability Management Committee	FHLB-NY—Federal Home Loan Bank of New York
AMT—Alternative minimum tax	FOMC—Federal Open Market Committee
AOCL—Accumulated other comprehensive loss	FRB—Federal Reserve Board
ASC—Accounting Standards Codification	FRB-NY—Federal Reserve Bank of New York
ASU—Accounting Standards Update	Freddie Mac—Federal Home Loan Mortgage Corporation
BOLI—Bank-owned life insurance	FTEs—Full-time equivalent employees
BP—Basis point(s)	GAAP—U.S. generally accepted accounting principles
CARES Act—Coronavirus Aid, Relief, and Economic Security Act	GLBA—The Gramm Leach Bliley Act
C&I—Commercial and industrial loan	GNMA—Government National Mortgage Association
CDs—Certificates of deposit	GSE—Government Sponsored Enterprises
CFPB—Consumer Financial Protection Bureau	LIBOR—London Interbank Offered Rate
CMOs—Collateralized mortgage obligations	LSA—Loss Share Agreements
CMT—Constant maturity treasury rate	LTV—Loan-to-value ratio
CPI—Consumer Price Index	MBS—Mortgage-backed securities
CPR—Constant prepayment rate	NIM—Net interest margin
CRA—Community Reinvestment Act	NOL—Net operating loss
CRE—Commercial real estate loan	NPAs—Non-performing assets
DIF—Deposit Insurance Fund	NPLs—Non-performing loans
DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	NPV—Net Portfolio Value
DSCR—Debt service coverage ratio	NYSDFS—New York State Department of Financial Services
EAR—Earnings at Risk	NYSE—New York Stock Exchange
EPS—Earnings per common share	OCC—Office of the Comptroller of the Currency
ERM—Enterprise Risk Management	OFAC—Office of Foreign Assets Control
EVE—Economic Value of Equity at Risk	OREO—Other real estate owned
Fannie Mae—Federal National Mortgage Association	PPP—Paycheck Protection Program loans administered by the Small Business Administration
FASB—Financial Accounting Standards Board	SEC—U.S. Securities and Exchange Commission
FDI Act—Federal Deposit Insurance Act	SIFI—Systemically Important Financial Institution
TDRs—Troubled debt restructurings

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(in millions, except share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and cash equivalents	$2,522	$1,948
Securities:
Debt securities available-for-sale ($1,234 and $1,278 pledged at September 30, 2021 and December 31, 2020, respectively) (Allowance for credit losses of $0 at September 30, 2021 and December 31, 2020)	5,898	5,813
Equity investments with readily determinable fair values, at fair value	16	32
Total securities	5,914	5,845
Loans held for sale	-	117
Loans and leases held for investment, net of deferred loan fees and costs	43,687	42,884
Less: Allowance for credit losses on loans and leases	(200)	(194)
Total loans and leases held for investment, net	43,487	42,690
Total loans and leases held for investment and held for sale, net	43,487	42,807
Federal Home Loan Bank stock, at cost	684	714
Premises and equipment, net	274	287
Operating lease right-of-use assets	252	267
Goodwill	2,426	2,426
Bank-owned life insurance	1,178	1,164
Other real estate owned and other repossessed assets	9	8
Other assets	1,144	840
Total assets	$57,890	$56,306
Liabilities and Stockholders’ Equity:
Deposits:
Interest-bearing checking and money market accounts	$13,028	$12,610
Savings accounts	7,979	6,416
Certificates of deposit	8,724	10,331
Non-interest-bearing accounts	4,890	3,080
Total deposits	34,621	32,437
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,978	14,628
Repurchase agreements	800	800
Total wholesale borrowings	14,778	15,428
Junior subordinated debentures	360	360
Subordinated notes	296	296
Total borrowed funds	15,434	16,084
Operating lease liabilities	252	267
Other liabilities	616	676
Total liabilities	50,923	49,464
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 465,020,799 and 463,901,808 shares outstanding, respectively)	5	5
Paid-in capital in excess of par	6,119	6,123
Retained earnings	678	494
Treasury stock, at cost (25,418,271 and 26,537,262 shares, respectively)	(246)	(258)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $9 and ($25), respectively	(22)	67
Net unrealized loss on pension and post-retirement obligations, net of tax of $19 and $22, respectively	(52)	(59)
Net unrealized loss on cash flow hedges, net of tax of $7 and $13, respectively	(18)	(33)
Total accumulated other comprehensive loss, net of tax	(92)	(25)
Total stockholders’ equity	6,967	6,842
Total liabilities and stockholders’ equity	$57,890	$56,306

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest Income:
Loans and leases	$376	$380	$1,145	$1,154
Securities and money market investments	39	38	124	128
Total interest income	415	418	1,269	1,282
Interest Expense:
Interest-bearing checking and money market accounts	8	9	24	48
Savings accounts	7	8	20	25
Certificates of deposit	11	44	43	189
Borrowed funds	71	75	215	228
Total interest expense	97	136	302	490
Net interest income	318	282	967	792
(Recovery of) provision for credit losses	(1)	13	(1)	51
Net interest income after (recovery of) provision for credit losses	319	269	968	741
Non-Interest Income:
Fee income	6	5	17	16
Bank-owned life insurance	7	7	22	24
Net gain on securities	—	—	—	1
Other	2	2	6	5
Total non-interest income	15	14	45	46
Non-Interest Expense:
Operating expenses:
Compensation and benefits	77	74	229	229
Occupancy and equipment	22	24	65	63
General and administrative	30	31	96	86
Total operating expenses	129	129	390	378
Merger-related expenses	6	—	16	—
Total non-interest expense	135	129	406	378
Income before income taxes	199	154	607	409
Income tax expense	50	38	161	88
Net income	149	116	446	321
Preferred stock dividends	9	9	25	25
Net income available to common shareholders	$140	$107	$421	$296
Basic earnings per common share	$0.30	$0.23	$0.90	$0.63
Diluted earnings per common share	$0.30	$0.23	$0.90	$0.63
Net income	$149	$116	$446	$321
Other comprehensive gain (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $9; $0; $34 and ($16) respectively	(23)	1	(89)	43
Change in pension and post-retirement obligations, net of tax of $0; $0; ($1) and $0, respectively	1	—	3	—
Change in net unrealized gain (loss) on cash flow hedges, net of tax of $0; $1; $0 and $16, respectively	(2)	(1)	1	(43)
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $0; $0; $0 and $0, respectively	—	—	—	—
Reclassification adjustment for defined benefit pension plan, net of tax of $0; $0; ($1) and ($1), respectively	1	1	4	4
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax of ($2); ($1); ($4) and ($2), respectively	6	4	14	4
Total other comprehensive gain (loss), net of tax	(17)	5	(67)	8
Total comprehensive income, net of tax	$132	$121	$379	$329

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
Three Months Ended September 30, 2021	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in Excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at June 30, 2021	465,056,962	$503	$5	$6,111	$617	$(245)	$(75)	$6,916
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	8	—	—	—	8
Net income	—	—	—	—	149	—	—	149
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(9)	—	—	(9)
Purchase of common stock	(36,163)	—	—	—	—	(1)	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(17)	(17)
Balance at September 30, 2021	465,020,799	$503	$5	$6,119	$678	$(246)	$(92)	$6,967

Three Months Ended September 30, 2020
Balance at June 30, 2020	463,933,831	$503	$5	$6,109	$363	$(257)	$(30)	$6,693
Shares issued for restricted stock, net of forfeitures	—	—	—	—	—	—	—	—
Compensation expense related to restricted stock awards	—	—	—	9	—	—	—	9
Net income	—	—	—	—	116	—	—	116
Dividends paid on common stock ($0.17)	—	—	—	—	(78)	—	—	(78)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(9)		—	(9)
Purchase of common stock	(29,747)	—	—	—	—	(1)	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	5	5
Balance at September 30, 2020	463,904,084	$503	$5	$6,118	$392	$(258)	$(25)	$6,735

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)

(unaudited)

		Preferred	Common				Accumulated
		Stock	Stock	Paid-in			Other	Total
Nine Months Ended September 30, 2021	Shares Outstanding	(Par Value: $0.01)	(Par Value: $0.01)	Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Comprehensive Loss, Net of Tax	Stockholders’ Equity
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	24	—	—	—	24
Net income	—	—	—	—	446	—	—	446
Dividends paid on common stock ($0.51)	—	—	—	—	(237)	—	—	(237)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(25)	—	—	(25)
Purchase of common stock	(1,396,951)	—	—	—	—	(16)	—	(16)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(67)	(67)
Balance at September 30, 2021	465,020,799	$503	$5	$6,119	$678	$(246)	$(92)	$6,967

Nine Months Ended September 30, 2020
Balance at December 31, 2019	467,346,781	$503	$5	$6,115	$342	$(221)	$(33)	$6,711
Opening retained earnings adjustment (1)	—	—	—	—	(10)		—	(10)
Adjusted balance, beginning of period					332			6,701
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22)	—	22	—	—
Compensation expense related to restricted stock awards	—	—	—	25	—	—	—	25
Net income	—	—	—	—	321	—	—	321
Dividends paid on common stock ($0.51)	—	—	—	—	(236)	—	—	(236)
Dividends paid on preferred stock ($47.82)	—	—	—	—	(25)	—	—	(25)
Purchase of common stock	(5,763,802)	—	—	—	—	(59)	—	(59)
Other comprehensive income, net of tax	—	—	—	—	—	—	8	8
Balance at September 30, 2020	463,904,084	$503	$5	$6,118	$392	$(258)	$(25)	$6,735

(1)
Amount represents a $10 million cumulative adjustment, net of tax, to retained earnings as of January 1, 2020, as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$446	$321
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1)	51
Depreciation	16	18
Amortization of discounts and premiums, net	(4)	11
Net loss (gain) on securities	—	—
Net gain on sales of loans	(1)	—
Stock-based compensation	24	25
Deferred tax expense	(6)	95
Changes in operating assets and liabilities:
Increase in other assets(1)	(314)	(164)
Increase (decrease) in other liabilities(2)	(33)	3
Purchases of securities held for trading	(110)	(15)
Proceeds from sales of securities held for trading	110	15
Held for sale originations	(52)	(119)
Net cash provided by operating activities	75	241
Cash Flows from Investing Activities:
Proceeds from repayment of securities available for sale	1,399	1,595
Proceeds from sales of securities available for sale	—	484
Purchase of securities available for sale	(1,567)	(1,473)
Redemption of Federal Home Loan Bank stock	67	144
Purchases of Federal Home Loan Bank stock	(37)	(194)
Proceeds from bank-owned life insurance, net	10	8
Proceeds from sales of loans	37	3
Purchases of loans	(133)	(51)
Other changes in loans, net	(530)	(896)
(Purchases) dispositions of premises and equipment, net	(3)	4
Net cash used in investing activities	(757)	(376)
Cash Flows from Financing Activities:
Net increase in deposits	2,184	48
Net increase in short-term borrowed funds	—	1,575
Proceeds from long-term borrowed funds	650	4,625
Repayments of long-term borrowed funds	(1,300)	(5,076)
Cash dividends paid on common stock	(237)	(236)
Cash dividends paid on preferred stock	(25)	(25)
Treasury stock repurchased	—	(50)
Payments relating to treasury shares received for restricted stock award tax payments	(16)	(9)
Net cash provided by financing activities	1,256	852
Net increase in cash, cash equivalents, and restricted cash	574	717
Cash, cash equivalents, and restricted cash at beginning of period	1,948	742
Cash, cash equivalents, and restricted cash at end of period	$2,522	$1,459
Supplemental information:
Cash paid for interest	$311	$519
Cash paid for income taxes	471	17
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$1	$—
Securitization of residential mortgage loans to mortgage-backed securities available for sale	133	42
Transfer of loans from held for investment to held for sale	52	—
Transfer of loans from held for sale to held for investment	94	—
Shares issued for restricted stock awards	28	22

(1)
Includes $15 million and $15 million of amortization of operating lease right-of-use assets for the nine months ended September 30, 2021 and 2020, respectively.
(2)
Includes $15 million and $15 million of amortization of operating lease liability for the nine months ended September 30, 2021 and 2020, respectively.

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

Dollar amounts are presented in millions, as compared to prior year filings which were presented in thousands of dollars.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in millions, except share and per share amounts)	2021	2020	2021	2020
Net income available to common shareholders	$140	$107	$421	$296
Less: Dividends paid on and earnings allocated to participating securities	(2)	(1)	(5)	(4)
Earnings applicable to common stock	$138	$106	$416	$292
Weighted average common shares outstanding	464,047,337	461,780,959	463,813,827	462,898,726
Basic earnings per common share	$0.30	$0.23	$0.90	$0.63
Earnings applicable to common stock	$138	$106	$416	$292
Weighted average common shares outstanding	464,047,337	461,780,959	463,813,827	462,898,726
Potential dilutive common shares	834,612	864,855	744,292	614,082
Total shares for diluted earnings per common share computation	464,881,949	462,645,814	464,558,119	463,512,808
Diluted earnings per common share and common share equivalents	$0.30	$0.23	$0.90	$0.63

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

For the Nine Months Ended September 30, 2021
(dollars in millions) Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains (losses) on available-for-sale securities:	$—	Net gain (losses) on securities
	—	Income tax expense
	$—	Net gain (losses) on securities, net of tax

Unrealized loss on cash flow hedges:	$(18)	Interest expense
	4	Income tax benefit
	$(14)	Net loss on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$—	Included in the computation of net periodic credit(2)
Actuarial losses	(5)	Included in the computation of net periodic cost (2)
	(5)	Total before tax
	1	Income tax benefit
	$(4)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(18)

(1)
Amounts in parentheses indicate expense items.
(2)
See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,117	$28	$15	$1,130
GSE CMOs	1,865	19	35	1,849
Total mortgage-related debt securities	$2,982	$47	$50	$2,979
Other Debt Securities:
U. S. Treasury obligations	$65	$—	$—	$65
GSE debentures	1,413	2	43	1,372
Asset-backed securities (1)	493	4	2	495
Municipal bonds	25	—	—	25
Corporate bonds	821	21	1	841
Foreign notes	25	1	—	26
Capital trust notes	96	7	8	95
Total other debt securities	$2,938	$35	$54	$2,919
Total debt securities available for sale	$5,920	$82	$104	$5,898
Equity Securities:
Mutual funds	$16	$—	$—	$16
Total equity securities	$16	$—	$—	$16
Total securities (2)	$5,936	$82	$104	$5,914

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $14 million included in other assets in the Consolidated Statements of Condition.

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

At September 30, 2021 and December 31, 2020, respectively, the Company had $684 million and $714 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
(dollars in millions)	2021	2020
Gross proceeds	$-	$484
Gross realized gains	-	2
Gross realized losses	-	1

Net losses on equity securities recognized in earnings for both the nine months ended September 30, 2021 and 2020 were $0.

The following table summarizes, by contractual maturity, the amortized cost of securities at September 30, 2021:

	Mortgage- Related Securities	Average Yield	U.S. Government and GSE Obligations	Average Yield	State, County, and Municipal	Average Yield (1)	Other Debt Securities (2)	Average Yield	Fair Value
(dollars in millions)
Available-for-Sale Debt Securities:
Due within one year	$26	2.72%	$69	0.17%	$—	—%	$—	—%	$95
Due from one to five years	193	3.25	22	3.52	—	—	403	1.62	646
Due from five to ten years	197	2.52	317	1.58	19	3.52	523	2.26	1,065
Due after ten years	2,566	1.85	1,070	1.54	6	3.33	509	1.18	4,092
Total debt securities available for sale	$2,982	1.99%	$1,478	1.51%	$25	3.48%	$1,435	1.70%	$5,898

(1)
Not presented on a tax-equivalent basis.
(2)
Includes corporate bonds, capital trust notes, foreign notes and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of September 30, 2021:

	Less than Twelve Months		Twelve Months or Longer		Total
(dollars in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
GSE certificates	$497	$15	$—	$—	$497	$15
US Treasuries	45	—	—	—	45	—
GSE CMOs	969	35	—	—	969	35
GSE debentures	927	26	393	17	1,320	43
Asset-backed securities	138	—	141	2	279	2
Municipal bonds	—	—	8	—	8	—
Corporate bonds	—	—	249	1	249	1
Capital trust notes	—	—	36	8	36	8
Equity securities	12	—	—	—	12	—
Total temporarily impaired securities	$2,588	$76	$827	$28	$3,415	$104

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

The investment securities designated as having a continuous loss position for twelve months or more at September 30, 2021 consisted of five capital trusts notes, four asset-backed securities, four corporate bonds, eight U.S. government agency obligations, and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2020 consisted of four agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, three corporate bonds, and one municipal bond.

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

We first assess whether (i) we intend to sell, or (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, any previously recognized allowances are charged off and the security’s amortized cost basis is written down to fair value through income. If neither of the aforementioned criteria is met, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

None of the unrealized losses identified as of September 30, 2021 or December 31, 2020 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the nine months ended September 30, 2021.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	September 30, 2021		December 31, 2020
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$32,838	75.27%	$32,236	75.28%
Commercial real estate	6,715	15.39	6,836	15.96
One-to-four family	170	0.39	236	0.55
Acquisition, development, and construction	198	0.45	90	0.21
Total mortgage loans held for investment(1)	$39,921	91.50	$39,398	92.00
Other Loans:
Commercial and industrial	1,936	4.44	1,682	3.93
Lease financing, net of unearned income of $98 and $116, respectively	1,768	4.05	1,735	4.05
Total commercial and industrial loans (2)	3,704	8.49	3,417	7.98
Other	6	0.01	7	0.02
Total other loans held for investment(1)	3,710	8.50	3,424	8.00
Total loans and leases held for investment	$43,631	100.00%	$42,822	100.00%
Net deferred loan origination costs	56		62
Allowance for credit losses loans and leases	(200)		(194)
Total loans and leases held for investment, net	$43,487		$42,690
Loans held for sale (3)	-		117
Total loans and leases, net	$43,487		$42,807

(1)
Excludes accrued interest receivable of $207 million and $219 million at September 30, 2021 and December 31, 2020, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)
Includes specialty finance loans and leases of $3.1 billion and $3.0 billion, respectively, at September 30, 2021 and December 31, 2020, and other C&I loans of $561 million and $393 million, respectively, at September 30, 2021 and December 31, 2020.
(3)
Includes deferred loan origination fees of $2 million at December 31, 2020.

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

Included in loans held for investment at September 30, 2021 and December 31, 2020, were loans of $7 million and $38 million, respectively, to certain officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At September 30, 2021 and December 31, 2020, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at September 30, 2021:

(dollars in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$426	$8	$—	$434	$32,404	$32,838
Commercial real estate	11	12	—	23	6,692	6,715
One-to-four family	10	1	—	11	159	170
Acquisition, development, and construction	—	—	—	—	198	198
Commercial and industrial(1) (2)	—	7	—	7	3,697	3,704
Other	—	—	—	—	6	6
Total loans and leases held for investment	$447	$28	$—	$475	$43,156	$43,631

(1)
Includes $7 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
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
(2)
Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at September 30, 2021:

	Mortgage Loans					Other Loans
(dollars in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,128	$5,905	$147	$193	$37,373	$3,647	$6	$3,653
Special mention	1,146	619	14	5	1,784	3	—	3
Substandard	564	191	9	—	764	54	—	54
Doubtful	—	—	—	—	—	—	—	—
Total	$32,838	$6,715	$170	$198	$39,921	$3,704	$6	$3,710

(1)
Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2020:

	Mortgage Loans					Other Loans
(dollars in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,220	$5,884	$222	$68	$37,394	$3,388	$7	$3,395
Special mention	567	637	12	22	1,238	3	—	3
Substandard	449	315	2	—	766	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Total	$32,236	$6,836	$236	$90	$39,398	$3,417	$7	$3,424

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of September 30, 2021.

(dollars in millions)	Vintage Year
Risk Rating Group	2021	2020	2019	2018	2017	Prior To 2017	Revolving Loans	Total
Pass	$6,196	$9,374	$5,912	$4,948	$3,446	$7,508	$17	$37,401
Special Mention	—	90	280	363	143	908	—	1,784
Substandard	—	17	108	152	111	375	1	764
Total mortgage loans	$6,196	$9,481	$6,300	$5,463	$3,700	$8,791	$18	$39,949
Pass	651	741	592	98	172	199	1,228	3,681
Special Mention	—	—	—	—	—	—	3	3
Substandard	—	2	2	1	8	15	26	54
Total other loans	651	743	594	99	180	214	1,257	3,738
Total	$6,847	$10,224	$6,894	$5,562	$3,880	$9,005	$1,275	$43,687

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of September 30, 2021:

	Collateral Type
(dollars in millions)	Real Property	Other
Multi-family	$7	$—
Commercial real estate	27	—
One-to-four family	—	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	14
Other	—	—
Total collateral-dependent loans held for investment	$34	$14

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the nine months ended September 30, 2021.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of September 30, 2021, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $33 million.

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

The following table presents information regarding the Company’s TDRs as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(dollars in millions)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$7	$7	$—	$—	$—
Commercial real estate	16	3	19	15	—	15
One-to-four family	—	—	—	—	—	—
Commercial and industrial(1)	—	7	7	—	19	19
Total	$16	$17	$33	$15	$19	$34

(1) Includes $7 million and $18 million of taxi medallion-related loans at September 30, 2021 and December 31, 2020, respectively.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the three months ended September 30, 2021 and 2020 are summarized as follows:

	For the Three Months Ended September 30, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$4	$4	6.00%	3.55%	$—	$—

	For the Three Months Ended September 30, 2020
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial and industrial	23	$5	$5	1.66%	1.66%	$—	$—

The financial effects of the Company’s TDRs for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	For the Nine Months Ended September 30, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$4	$4	6.00%	3.55%	$—	$—
Multi-family	1	8	8	3.13	3.25	—	—
Total	3	$12	$12	4.18	3.36	$—	$—

	For the Nine Months Ended September 30, 2020
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15	$15	8.00%	3.50%	$—	$—
Commercial and industrial	42	9	8	2.36	2.20	1	—
Total	43	$24	$23	5.91	3.08	$1	$—

At September 30, 2021, no loans have been modified as TDRs that were in payment default during the twelve months ended at that date. At September 30, 2020, 43 C&I loans in the aggregate amount of $6 million that had been modified as TDRs during the twelve months ended at that date and were in payment default.

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
Note 6. Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for credit losses on loans and leases for the periods indicated:

	For the Nine Months Ended September 30,
	2021			2020
(dollars in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$176	$18	$194	$123	$25	$148
Impact of CECL adoption	—	—	—	—	2	2
Adjusted balance, beginning of period	176	18	194	123	27	150
Charge-offs	(2)	(4)	(6)	—	(15)	(15)
Recoveries	2	11	13	1	1	2
Provision for (recovery of) credit losses	1	(2)	(1)	47	4	51
Balance, end of period	$177	$23	$200	$171	$17	$188

At September 30, 2021, the allowance for credit losses on loans and leases totaled $200 million, up $6 million compared to December 31, 2020, driven by net recoveries of $7 million.

Separately, at September 30, 2021, the Company had an allowance for unfunded commitments of $12 million.

For the nine months ended September 30, 2021, the allowance for credit losses on loan and leases increased primarily as a result of growth across segments of the loan portfolio, and by macroeconomic factors surrounding the COVID-19 pandemic, specifically the resultant estimated decreases in property values in the New York City area. The macroeconomic forecast includes Gross Domestic Product (“GDP”) to rise at an annualized rate of 5.0% for 2021 as the economy begins to recover from the systemic disruptions of the COVID-19 pandemic. Unemployment continues to subside from the historic shock of 2020, but is not forecasted to return to pre-pandemic levels around 3.5% until 2023. The 10-year U.S. Treasury yield is expected to steadily increase over the next few years. Baa Corp-10 Year treasury spread widens slightly beginning in 2022 and levels off at 2.6% through 2023. In addition to these quantitative inputs, several qualitative factors were considered in increasing our allowance for loan and lease credit losses, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

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

The following table presents additional information about the Company’s nonaccrual loans at September 30, 2021:

(dollars in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$7	$—	$—
Commercial real estate	11	—	—
One-to-four family	-	—	—
Acquisition, development, and construction	-	—	—
Other	7	—	—
Total nonaccrual loans with no related allowance	$25	$—	$—
Nonaccrual loans with an allowance recorded:
Multi-family	$1	—	$—
Commercial real estate	2	—	—
One-to-four family	-	—	—
Acquisition, development, and construction	-	—	—
Other	-	—	—
Total nonaccrual loans with an allowance recorded	$3	$—	$—
Total nonaccrual loans:
Multi-family	$8	$—	$—
Commercial real estate	13	—	—
One-to-four family	-	—	—
Acquisition, development, and construction	-	—	—
Other	7	—	—
Total nonaccrual loans	$28	$—	$—

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2020:

(dollars in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$—	$—	$—
Commercial real estate	2	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	20	—	1
Total nonaccrual loans with no related allowance	$23	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$4	$1	$—
Commercial real estate	10	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$15	$1	$—
Total nonaccrual loans:
Multi-family	$4	$1	$—
Commercial real estate	12	—	—
One-to-four family	2	—	—
Acquisition, development, and construction	—	—	—
Other	20	—	1
Total nonaccrual loans	$38	$1	$1

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

(dollars in millions)	September 30, 2021	December 31, 2020
Wholesale Borrowings:
FHLB advances	$13,978	$14,628
Repurchase agreements	800	800
Total wholesale borrowings	$14,778	$15,428
Junior subordinated debentures	360	360
Subordinated notes	296	296
Total borrowed funds	$15,434	$16,084

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at September 30, 2021:

	Remaining Contractual Maturity of the Agreements
(dollars in millions)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800

Subordinated Notes

At September 30, 2021 and December 31, 2020, the Company had $296 million of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate(1)	Original Issue Amount
(dollars in millions)
Nov. 6, 2018	Nov. 6, 2028	5.90%	$300

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

Junior Subordinated Debentures

At September 30, 2021 and December 31, 2020, the Company had $360 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at September 30, 2021:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
(dollars in millions)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$146	$140	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007(1)
New York Community Capital Trust X	1.72	124	120	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011 (2)
PennFed Capital Trust III	3.37	31	30	June 2, 2003	June 15, 2033	June 15, 2008 (2)
New York Community Capital Trust XI	1.78	59	57	April 16, 2007	June 30, 2037	June 30, 2012 (2)
Total junior subordinated debentures		$360	$347

(1)
Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)
Callable from this date forward.

Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended September 30,
	2021		2020
(dollars in millions)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of prior-service liability	—	—	—	—
Amortization of net actuarial loss	2	—	2	—
Net periodic (credit) expense	$(1)	$—	$(1)	$—

	For the Nine Months Ended September 30,
	2021		2020
(dollars in millions)	Pension Benefits	Post- Retirement Benefits	Pension Benefits	Post- Retirement Benefits
Components of net periodic (credit) expense: (1)
Interest cost	$3	$—	$4	$—
Expected return on plan assets	(12)	—	(12)	—
Amortization of prior-service liability	—	—	—	—
Amortization of net actuarial loss	5	—	5	—
Net periodic (credit) expense	$(4)	$—	$(3)	$—

(1)
Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2021. The Company does not expect to make any contributions to its pension plan in 2021.

Note 9. Stock-Based Compensation

At September 30, 2021, the Company had a total of 8,510,923 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 3,131,949 shares of restricted stock, with an average fair value of $11.20 per share on the date of grant, during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, the Company granted 2,411,345 shares of restricted stock, with an average fair value of $11.62 per share.

The shares of restricted stock that were granted during the nine months ended September 30, 2021 and 2020, vest over a one or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $22 million and $23 million for the nine months ended September 30, 2021 and 2020, respectively, including $7 million and $8 million for the three months ended September 30, 2021 and 2020, respectively.

The following table provides a summary of activity with regard to restricted stock awards in the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,228,048	$12.43
Granted	3,131,949	11.20
Vested	(2,093,422)	13.17
Canceled	(264,520)	11.76
Unvested at end of period	7,002,055	11.68

As of September 30, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $63 million. This amount will be recognized over a remaining weighted average period of 3.1 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the nine months ended September 30, 2021:

	Number of Shares	Performance Period	Expected Vesting Date
Outstanding at beginning of year	477,872
Granted	356,740	January 1, 2021 - December 31, 2023	March 31, 2024
Outstanding at end of period	834,612

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $1 million and $2 million for the three and nine months ended September 30, 2021 and September 30, 2020. As of September 30, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $5 million. This amount will be recognized over a remaining weighted average period of 1.7 years. As of September 30, 2021, the Company believes it is probable that the performance conditions will be met.

The Company matches a portion of employee 401(k) plan contributions. Such expense totaled $2 million and $5 million for the three and nine months ended September 30, 2021 and $2 million and $4 million for the three and nine months ended September 30, 2020.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2021
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,130	$—	$—	$1,130
GSE CMOs	—	1,849	—	—	1,849
Total mortgage-related debt securities	$—	$2,979	$—	$—	$2,979
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$65	$—	$—	$—	$65
GSE debentures	—	1,372	—	—	1,372
Asset-backed securities	—	495	—	—	495
Municipal bonds	—	25	—	—	25
Corporate bonds	—	841	—	—	841
Foreign notes	—	26	—	—	26
Capital trust notes	—	95	—	—	95
Total other debt securities	$65	$2,854	$—	$—	$2,919
Total debt securities available for sale	$65	$5,833	$—	$—	$5,898
Equity securities:
Mutual funds	—	16	—	—	16
Total equity securities	$—	$16	$—	$—	$16
Total securities	$65	$5,849	$—	$—	$5,914

	Fair Value Measurements at December 31, 2020
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,209	$—	$—	$1,209
GSE CMOs	—	1,829	—	—	1,829
Total mortgage-related debt securities	$—	$3,038	$—	$—	$3,038
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$65	$—	$—	$—	$65
GSE debentures	—	1,158	—	—	1,158
Asset-backed securities	—	526	—	—	526
Municipal bonds	—	27	—	—	27
Corporate bonds	—	883	—	—	883
Foreign notes	—	26			26
Capital trust notes	—	91	—	—	91
Total other debt securities	$65	$2,711	$—	$—	$2,776
Total debt securities available for sale	$65	$5,749	$—	$—	$5,814
Equity securities:
Preferred stock	$15	$—	$—	$—	$15
Mutual funds	—	16	—	—	16
Total equity securities	$15	$16	$—	$—	$31
Total securities	$80	$5,765	$—	$—	$5,845

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at September 30, 2021 Using
(dollars in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain nonaccrual loans (1)	$—	$—	$30	$30
Other assets(2)	—	—	32	32
Total	$—	$—	$62	$62

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at September 30, 2021 and December 31, 2020:

	September 30, 2021
			Fair Value Measurement Using
(dollars in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,522	$2,522	$2,522		$—		$—
FHLB stock (1)	684	684	—		684		—
Loans, net	43,487	42,896	—		—		42,896
Financial Liabilities:
Deposits	$34,621	$34,628	$25,897	(2)	$8,731	(3)	$—
Borrowed funds	15,434	16,154	—		16,154		—

(1)
Carrying value and estimated fair value are at cost.
(2)
Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)
Certificates of deposit.

	December 31, 2020
			Fair Value Measurement Using
(dollars in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,948	$1,948	$1,948		$—		$—
FHLB stock (1)	714	714	—		714		—
Loans, net	42,807	42,376	—		—		42,376
Financial Liabilities:
Deposits	$32,437	$32,466	$22,106	(2)	$10,360	(3)	$—
Borrowed funds	16,084	16,794	—		16,794		—

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

Deposits

The fair values of deposit liabilities with no stated maturity (i.e., interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts) are equal to the carrying amounts payable on demand. The fair values of CDs represent contractual cash flows, discounted using interest rates currently offered on deposits with similar characteristics and remaining maturities. These estimated fair values do not include the intangible value of core deposit (total deposits excluding CDs) relationships, which comprise a significant portion of the Company’s deposit base.

Borrowed Funds

The estimated fair value of borrowed funds is based either on bid quotations received from securities dealers or the discounted value of contractual cash flows with interest rates currently in effect for borrowed funds with similar maturities and structures.

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at September 30, 2021 and December 31, 2020.

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At September 30, 2021 and December 31, 2020, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $63 million and $71 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(dollars in millions)	For the Three Months ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Three Months ended September 30, 2020	For the Nine Months Ended September 30, 2020
Interest income on lease financing (1)	$13	$41	$13	$39

(1)
Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At September 30, 2021 and December 31, 2020, the carrying value of net investment in leases was $1.9 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(dollars in millions)	September 30, 2021	December 31, 2020
Net investment in the lease - lease payments receivable	$1,789	$1,771
Net investment in the lease - unguaranteed residual assets	77	80
Total lease payments	$1,866	$1,851

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of September 30, 2021, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(dollars in millions)	September 30, 2021
2021	$12
2022	39
2023	256
2024	301
2025	387
Thereafter	871
Total lease payments	1,866
Plus: deferred origination costs	27
Less: unearned income	(98)
Total lease finance receivables, net	$1,795

Lessee Arrangements

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in the Consolidated Statements of Condition.

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $15 million for the nine months ended September 30, 2021 and September 30, 2020. Included in these amounts was $5 million and $7 million for the three months ended September 30, 2021 and September 30, 2020, respectively.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(dollars in millions)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Operating lease cost	$7	$20	$7	$16
Sublease income	—	—	—	—
Total lease cost	$7	$20	$7	$16

Supplemental cash flow information related to the leases for the following periods:

(dollars in millions)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$20	$7	$16

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	September 30, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	252	$267
Operating lease liabilities	252	267
Weighted average remaining lease term	16 years	16 years
Weighted average discount rate	3.06%	3.12%

Maturities of lease liabilities:	September 30, 2021
(dollars in millions)
2021	$7
2022	26
2023	26
2024	25
2025	24
Thereafter	218
Total lease payments	326
Less: imputed interest	(74)
Total present value of lease liabilities	$252

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of September 30, 2021, all of the Company’s $4.3 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at September 30, 2021.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At September 30, 2021, the Company had a net negative exposure.

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

The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the three and nine months ended September 30, 2021, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $12 million and $37 million for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $11 million and $23 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	September 30, 2021
(dollars in millions) Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,025	$25

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $3.0 billion; the cumulative basis adjustments associated with these hedging relationships was $25 million; and the amount of the designated hedged items was $2.0 billion.

As of December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	December 31, 2020
(dollars in millions) Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,073	$73

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

The following table sets forth information regarding the Company’s derivative financial instruments at September 30, 2021 and December 31, 2020:

(dollars in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000	$—	$—
Total derivatives designated as fair value hedging instruments	$2,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(dollars in millions)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Derivative – interest rate swap:
Interest income	$25	$49	$(24)	$18
Hedged item – loans:
Interest income	$(25)	$(49)	$24	$(18)

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

Interest rate swaps with notional amounts totaling $2.3 billion as of September 30, 2021 and December 31, 2020, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at September 30, 2021 and December 31, 2020:

(dollars in millions)	September 30, 2021	December 31, 2020
Notional amounts	$2,250	$2,250
Cash collateral posted	25	46
Weighted average pay rates	1.27%	1.27%
Weighted average receive rates	0.12%	0.23%
Weighted average maturity	1.2 years	1.9 years

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the nine months ended September 30, 2021 and 2020:

(dollars in millions)	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Amount of gain (loss) recognized in AOCL	$2	$59
Amount of gain (loss) reclassified from AOCL to interest expense	18	6

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the nine months ended September 30, 2021 was $18 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $26 million will be reclassified to interest expense.

Note 13. Pending Acquisition

Acquisition of Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction valued at the time at $2.6 billion (the “Merger”). Under terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community common stock for each Flagstar share they own. Following completion of the Merger, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company. Currently, it does not appear that regulatory approval will be received in time to close the merger during the fourth quarter of 2021, as previously anticipated. We now estimate an anticipated closing as soon in 2022 as we can obtain regulatory approvals.

The new company will have over $85 billion in total assets, operate nearly 400 traditional branches in nine states, and retail home lending offices across a 28-state footprint. It will have its headquarters on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations.

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
•
our ability to obtain timely shareholder and regulatory approvals of any merger transactions or corporate restructurings we may propose, including timely obtaining regulatory approvals for our pending acquisition of Flagstar Bancorp, Inc.;
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

•
the success of our previously announced investment in, and partnership with, Figure Technologies, Inc., a FinTech company focusing on payment and lending via blockchain technology;
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

See Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 and Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2020 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the			At or for the
	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in millions)	2021	2021	2020	2021	2020
Total Stockholders’ Equity	$6,967	$6,916	$6,735	$6,967	$6,735
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Preferred stock	(503)	(503)	(503)	(503)	(503)
Tangible common stockholders’ equity	$4,038	$3,987	$3,806	$4,038	$3,806

Total Assets	$57,890	$57,469	$54,932	$57,890	$54,932
Less: Goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Tangible Assets	$55,464	$55,043	$52,506	$55,464	$52,506

Average common stockholders’ equity	$6,474	$6,368	$6,219	$6,404	$6,187
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible common stockholders’ equity	$4,048	$3,942	$3,793	$3,978	$3,761

Average Assets	$57,307	$58,114	$54,269	$57,246	$53,823
Less: Average goodwill	(2,426)	(2,426)	(2,426)	(2,426)	(2,426)
Average tangible assets	$54,881	$55,688	$51,843	$54,820	$51,397

Net income available to common stockholders	$140	$144	$107	$421	$296
GAAP MEASURES:
Return on average assets (1)	1.04%	1.04%	0.85%	1.04%	0.80%
Return on average common stockholders' equity (2)	8.69	9.00	6.92	8.77	6.40
Book value per common share	$13.90	$13.79	$13.43	$13.90	$13.43
Common stockholders’ equity to total assets	11.17	11.16	11.34	11.17	11.34
NON-GAAP MEASURES:
Return on average tangible assets (1)	1.08%	1.09%	0.89%	1.08%	0.83%
Return on average tangible common stockholders’ equity (2)	13.89	14.54	11.34	14.12	10.52
Tangible book value per common share	$8.68	$8.57	$8.20	$8.68	$8.20
Tangible common stockholders’ equity to tangible assets	7.28	7.24	7.25	7.28	7.25

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

Third Quarter 2021 Overview

At September 30, 2021, the Company reported total assets of $57.9 billion, total loans and leases held for investment of $43.7 billion, total deposits of $34.6 billion, and total stockholders' equity of $7.0 billion. For the three months ended September 30, 2021, the Company reported net income of $149 million, up 28% compared to the $116 million the Company reported for the three months ended September 30, 2020. For the nine months ended September 30, 2021, net income was $446 million, up 39% compared to the $321 million the Company reported for the nine months ended September 30, 2020.

Net income available to common shareholders for the three months ended September 30, 2021 totaled $140 million, up 31% compared to $107 million the Company reported for the three months ended September 30, 2020. For the nine months ended September 30, 2021, net income available to common shareholders was $421 million, up 42% compared to the $296 million reported for the nine months ended September 30, 2020.

On a per share basis, the Company reported diluted earnings per common share of $0.30 for the three months ended September 30, 2021, up 30% compared to the $0.23 reported for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company reported diluted earnings per common share of $0.90, up 43% compared to the $0.63 reported for the nine months ended September 30, 2020.

Included in the results for the three months ended September 30, 2021 are $6 million in merger-related expenses, compared to no such expenses for the three months ended September 30, 2020. Included in the nine months ended September 30, 2021 are $16 million in merger-related expenses and a $2 million valuation adjustment related to the revaluation of deferred taxes due to an increase in the New York State corporate tax rate.

The key trends in the third quarter of 2021 were:

Continued Growth in Net Interest Income and NIM Expansion

Net interest income and the NIM both continue to improve during the current quarter on a year-over-year basis. Net interest income for the three months ended September 30, 2021 increased $36 million or 13% to $318 million compared to the year-ago quarter. The improvement continues to be driven by lower interest expense. Interest expense fell $39 million or 29% to $97 million during the third quarter of 2021 compared to the third quarter of 2020.

Included in net interest income is prepayment income of $16 million for the third quarter of 2021 compared to $12 million for the third quarter of 2020.

The Company's NIM also increased compared to the third quarter of last year. For the three months ended September 30, 2021, the NIM increased 15 bp to 2.44% compared to the three months ended September 30, 2020. The improvement was driven by a lower cost of funding. For the three months ended September 30, 2021, the cost of funds declined 39 bp to 0.87% compared to the three months ended September 30, 2020. This was due to a 50 bp decrease in the average cost of deposits to 0.35% compared to the year-ago.

Prepayment income contributed 12 bps to this quarter's NIM compared to nine bp in the year-ago quarter.

Strong Year-over-Year Deposit Growth

At September 30, 2021, total deposits were $34.6 billion, up $2.9 billion or 9% compared to September 30, 2020. On a year-over-year basis, all core deposit (total deposits excluding CDs) categories increased, while the balance of CDs declined. Non-interest bearing deposits increased $1.8 billion or 60% to $4.9 billion on a year-over-year basis; savings accounts increased $2.0 billion or

34% to $8.0 billion; and interest-bearing checking and money market accounts rose $1.3 billion or 11%. At the same time, CDs declined $2.3 billion or 21% to $8.7 billion, and now represent 25% of total deposits compared to 35% in the third quarter of last year.

Recent Events

Declaration of Dividend on Common Shares

On October 26, 2021, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on November 16, 2021 to common shareholders of record as of November 6, 2021.

Pending Acquisition of Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement (the “Merger Agreement”) under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction valued at the time at $2.6 billion (the “Merger”). Under terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community common stock for each Flagstar share they own. Following completion of the Merger, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company. Currently, it does not appear that regulatory approval will be received in time to close the merger during the fourth quarter of 2021, as previously anticipated. We now estimate an anticipated closing as soon in 2022 as we can obtain regulatory approvals.

The new company will have over $85 billion in total assets, operate nearly 400 traditional branches in nine states, and retail home lending offices across a 28-state footprint. It will have its headquarters on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations.

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

The portfolio segment represents the level at which a systematic methodology is applied to estimate credit losses. Smaller pools of homogeneous financing receivables with homogeneous risk characteristics were modeled using the methodology selected for the portfolio segment to which factors in the qualitative scorecard include: concentration, modeling and forecast imprecision and limitations, policy and underwriting, prepayment uncertainty, external factors, nature and volume, management, and loan review. Each factor is subject to an evaluation of metrics, consistently applied, to measure adjustments needed for each reporting period.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At September 30, 2021, and December 31, 2020, the allowance for credit losses on off-balance sheet credit exposures was $12 million. We estimate expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

For the nine months ended September 30, 2021, the allowance for credit losses on loan and leases increased primarily as a result of growth across segments of the loan portfolio, and by macroeconomic factors surrounding the COVID-19 pandemic, specifically the resultant estimated decreases in property values in the New York City area. The macroeconomic forecast includes Gross Domestic Product (“GDP”) to rise at an annualized rate of 5.0% for 2021 as the economy begins to recover from the systemic disruptions of the COVID-19 pandemic. Unemployment continues to subside from the historic shock of 2020, but is not forecasted to return to pre-pandemic levels around 3.5% until 2023. The 10-year U.S. Treasury yield is expected to steadily increase over the next few years. Baa Corp-10 Year treasury spread widens slightly beginning in 2022 and levels off at 2.6% through 2023. In addition to these quantitative inputs, several qualitative factors were considered in increasing our allowance for loan and lease credit losses, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

Current Expected Credit Losses

At December 31, 2019, the allowance for loan and lease losses totaled $148 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326. Upon adoption, we recognized an increase in the ACL of $2 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. At September 30, 2021, the ACL totaled $200 million, up $6 million compared to December 31, 2020 driven by net recoveries of $7 million during the first nine months of 2021 and a $1 million recovery of credit losses.

Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $461,000. With the adoption of CECL on January 1, 2020, we recognized a “Day 1” transition adjustment of $13 million. At September 30, 2021, the allowance for unfunded commitments totaled $12 million.

(dollars in millions)	Loans and Leases	Unfunded Commitments
Allowance for credit losses at December 31, 2020	$194	$12
2021 Provision for (recovery of) credit losses	(1)	—
2021 Net recoveries	7	—
Allowance for credit losses at September 30, 2021	$200	$12

See Note 6, Allowance for Credit Losses on Loans and Leases for a further discussion of our Allowance for Credit Losses.

Goodwill Impairment

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. We have significant intangible assets as of September 30, 2021, including goodwill of $2.4 billion. In connection with our acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of our acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. We test our goodwill for impairment at the reporting unit level. We have identified one reporting unit which is the same as our operating segment and reportable segment. If we change our strategy or if market conditions shift, our judgments may change, which may result in adjustments to the recorded goodwill balance.

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

The Company assessed the environment in the third quarter of 2021, including the estimated impact of the COVID-19 pandemic on macroeconomic variables and economic forecasts and how those might impact the fair value of our reporting unit. After consideration of the items above and the first nine months of 2021 results, the Company determined it was not more-likely-than-not that the fair value of any reporting unit was below book value as of September 30, 2021. We will continue to monitor and evaluate the impact of COVID-19 and its impact on our market capitalization, overall economic conditions, and any triggering events that may indicate an impairment of goodwill in the future.

Balance Sheet Summary

At September 30, 2021, total assets were $57.9 billion, up $3.0 billion or 5% compared to September 30, 2020. The growth was led by increases in cash balances, securities, and to a lesser extent loans, along with growth in deposits.

Cash balances increased $1.1 billion or 73% to $2.5 billion on a year-over-year basis. Total securities increased $649 million or 12% over the same time frame due to excess liquidity.

Total loans and leases held for investment rose $858 million or 2% to $43.7 billion compared to the third quarter of 2020 with most of this growth coming from the multi-family segment. On a year-over-year basis, multi-family loans increased $738 million or 2% to $32.9 billion. The specialty finance portfolio also increased, rising $115 million or 4% to $3.2 billion compared to the year-ago quarter. C&I loans rose $166 million or 42% to $560 million, while the CRE portfolio declined $170 million or 2% to $6.7 billion.

At September 30, 2021, our deposits totaled $34.6 billion, up $2.9 billion or 9% compared to September 30, 2020. The year-over-year improvement was driven by the launch of two initiatives earlier this year: our Banking as a Service business and our strategy to bring in more deposits from our borrowers. Banking as a Service deposits totaled $1.4 billion at September 30, 2021, the majority of which are in the non-interest bearing category, while loan-related deposits were $4.2 billion, up $652 million since the beginning of the year. Non-interest bearing deposits totaled $4.9 billion at September 30, 2021, up $1.8 billion or 60% on a year-over-year basis. Savings accounts also increased, growing by $2.0 billion or 34% to $8.0 billion year-over-year and interest-bearing checking and money market accounts rose $1.3 billion or 11% to $13.0 billion compared to the third quarter of last year. At the same time, CDs continue to decline. CDs totaled $8.7 billion at September 30, 2021, down $2.3 billion or 21% from September 30, 2020. At September 30, 2021, CDs represented 25% of total deposits compared to 35% at September 30, 2020.

Total borrowed funds at September 30, 2021 were $15.4 billion, down $249 million or 2% compared to September 30, 2020. All of the decline was in the wholesale borrowings category, which consists entirely of FHLB-NY borrowings.

Total stockholders' equity at September 30, 2021 was $7.0 billion, up $232 million or 3% compared to September 30, 2020. Excluding goodwill and preferred stock, tangible common stockholders' equity at September 30, 2021 totaled $4.0 billion, up $232 million or 6% compared to September 30, 2020. Book value per common share was $13.90 at September 30, 2021 compared to $13.43 at September 30, 2020, while tangible book value per share was $8.68 at September 30, 2021 compared to $8.20 at September 30, 2020.

Common stockholders' equity to total assets was 11.17% at September 30, 2021 compared to 11.34% at September 30, 2020. On a tangible basis, tangible common stockholders' equity to tangible assets was 7.28% at September 30, 2021 compared to 7.25% at September 30, 2020.

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

For the three months ended September 30, 2021, the Company originated $3.0 billion of loans and leases held for investment, relatively unchanged compared to the year-ago third quarter. Third-quarter 2021 originations exceeded the second quarter pipeline by $1.6 billion. Mortgage loans originated for investment declined 12% to $2.0 billion compared to the year-ago third quarter, partially offset by a 35% increase in other loans originated for investment to $925 million.

For the nine months ended September 30, 2021, total loans originated for investment declined 5% to $8.6 billion compared to the nine months ended September 30, 2020. Total mortgage loans originated for investment declined 4% to $6.2 billion, while other loans originated for investment declined 8% to $2.3 billion.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
(dollars in millions)
Mortgage Loans Originated for Investment:
Multi-family	$1,796	$2,078	$2,104	$5,341	$5,935
Commercial real estate	143	70	170	655	451
One-to-four family residential	70	46	—	138	45
Acquisition, development, and construction	18	70	19	94	25
Total mortgage loans originated for investment	2,027	2,264	2,293	6,228	6,456
Other Loans Originated for Investment:
Specialty Finance	796	606	590	1,943	2,247
Other commercial and industrial	127	193	93	383	273
Other	2	2	1	5	3
Total other loans originated for investment	925	801	684	2,331	2,523
Total Loans Originated for Investment	$2,952	$3,065	$2,977	$8,559	$8,979

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

At September 30, 2021, total multi-family loans represented $32.9 billion or 75% of total loans and leases held for investment.

At September 30, 2021, 77% of our multi-family loans were secured by rental apartment buildings in the New York City metro area and 3.1% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states we operate in.

In addition, 67% or $22.0 billion of the Company's overall multi-family portfolio is secured by properties in New York State, of which $19.2 billion are subject to rent regulation laws. The weighted average LTV of the rent-regulated segment of the multi-family portfolio was 55.23%, as of September 30, 2021, 327 bps below the overall multi-family weighted average LTV of 58.50%.

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

Commercial Real Estate Loans

At September 30, 2021, CRE loans represented $6.7 billion or 15% of total loans and leases held for investment.

The CRE loans originated by the Company are also secured by income-producing properties, such as office buildings, mixed-use buildings (retail storefront on the ground floor and apartment units above the ground floor), retail centers, and multi-tenanted light industrial properties. At September 30, 2021, 84% of our CRE loans were secured by properties in the New York City metro area, while properties in other parts of New York State accounted for 2.4% of the properties securing our CRE loans and properties in all other states accounted for 14% combined.

Specialty Finance Loans and Leases

At September 30, 2021, specialty finance loans and leases totaled $3.2 billion or 7% of total loans and leases held for investment.

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

C&I Loans

At September 30, 2021, C&I loans totaled $561 million or 1.3% of total loans and leases held for investment.

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

Acquisition, Development, and Construction Loans

ADC loans at September 30, 2021 totaled $198 million and represented 0.45% of total loans and leases held for investment. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the business cycle, borrowers are required to provide a guarantee of repayment and completion.

One-to-Four Family Loans

At September 30, 2021, one-to-four family loans totaled $170 million or 0.39% of total loans and leases held for investment.

Other Loans

Other loans totaled $6 million at September 30, 2021 and consisted mainly of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

Lending Authority

The loans we originate for investment are subject to federal and state laws and regulations, and are underwritten in accordance with loan underwriting policies approved by the Management Credit Committee, the Board Credit Committee, and the Board of Directors of the Bank.

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

The Board of Directors updated certain aspects of the Company's lending authority as detailed below. These changes were effective as of July 21, 2021.

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

At September 30, 2021, the largest mortgage loan in our portfolio was a $329 million multi-family loan collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at September 30, 2021:

	At September 30, 2021
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,627	23.22%	$2,903	43.23%
Brooklyn	6,126	18.66	390	5.81
Bronx	3,637	11.07	151	2.25
Queens	2,893	8.81	591	8.80
Staten Island	137	0.42	53	0.79
Total New York City	$20,420	62.18%	$4,088	60.88%
New Jersey	4,263	12.98	512	7.62
Long Island	554	1.69	1,020	15.19
Total Metro New York	$25,237	76.85%	$5,620	83.69%
Other New York State	1,024	3.12	161	2.40
All other states	6,577	20.03	934	13.91
Total	$32,838	100.00%	$6,715	100.00%

At September 30, 2021, the largest concentration of ADC loans held for investment was located in Metro New York, with a total of $179 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Outstanding Loan Commitments

At September 30, 2021, we had outstanding loan commitments of $3.1 billion, as compared to $2.5 billion at December 31, 2020.

Multi-family, CRE, ADC and 1-4 family loans together represented $751 million of held-for-investment loan commitments at the end of the quarter, while other loans represented $2.4 billion. Included in the latter amount were commitments to originate specialty finance loans and leases of $1.8 billion and commitments to originate other C&I loans of $527 million.

In addition to loan commitments, we had commitments to issue financial stand-by, performance stand-by, and commercial letters of credit totaling $286 million at September 30, 2021, a $90 million decrease from the volume at December 31, 2020. The fees we collect in connection with the issuance of letters of credit are included in Fee Income in the Consolidated Statements of Income and Comprehensive Income.

Asset Quality

Non-Performing Loans and Repossessed Assets

NPAs at September 30, 2021 totaled $37 million, down $9 million or 20% compared to the balance at December 31, 2020. This represents 0.06% of total assets compared to 0.08% at December 31, 2020.

NPLs at September 30, 2021 declined $10 million or 26% to $28 million compared to December 31, 2020. This represents 0.06% of total loans compared to 0.09% at December 31, 2020.

Total repossessed assets at September 30, 2021 of $9 million were up modestly compared to $8 million at December 31, 2020.

For the nine months ended September 30, 2021, the Company recorded net recoveries of $7 million compared to net charge-offs of $13 million for the nine months ended September 30, 2020.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2020 to September 30, 2021:

			Change from December 31, 2020 to September 30, 2021
(dollars in millions)	September 30, 2021	December 31, 2020	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$8	$4	$4	100%
Commercial real estate	12	12	—	0%
One-to-four family	1	2	(1)	-50%
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	21	18	3	17%
Non-accrual other loans (1)	7	20	(13)	-65%
Total non-performing loans	$28	$38	$(10)	-26%

(1)
Includes $7 million and $19 million of non-accrual taxi medallion-related loans at September 30, 2021 and December 31, 2020, respectively.

The following table sets forth the changes in non-performing loans over the nine months ended September 30, 2021:

(dollars in millions)
Balance at December 31, 2020	$38
New non-accrual	17
Charge-offs	(6)
Transferred to repossessed assets	—
Loan payoffs, including dispositions and principal pay-downs	(14)
Restored to performing status	(7)
Balance at September 30, 2021	$28

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At September 30, 2021 and December 31, 2020, all of our non-performing loans were non-accrual loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 125% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at September 30, 2021. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2020 to September 30, 2021:

			Change from December 31, 2020 to September 30, 2021
(dollars in millions)	September 30, 2021	December 31, 2020	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$426	$4	$422	10550%
Commercial real estate	11	10	1	10%
One-to-four family	10	2	8	400%
Acquisition, development, and construction	—	—	—	—
Other loans (1)	—	—	—	—
Total loans 30-89 days past due	$447	$16	$431	2694%

(1)
Does not include any past due taxi medallion-related loans at September 30, 2021 and December 31, 2020.

During the third quarter of 2021, total loans 30-89 days past due increased to $447 million compared to $16 million at December 31, 2020. Approximately $377 million of the third-quarter 2021 amount is related to multiple loans to one borrower and consists primarily of multi-family and mixed-use properties, all of which are in the 30 days past due category. All of the properties are located in Manhattan and approximately 72% of the units feature market rents. Certain of the buildings include units used for student housing. The $377 million is comprised of 55 separate loans with an average balance of less than $7 million per loan. The Company is working with the borrower, who has entered into a CARES Act-related deferral agreement for the loans in question. The loans have a 57% LTV based on original appraised values. The Bank is well-secured on these properties and does not expect to incur losses on this relationship.

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

At September 30, 2021, the Company's three largest NPLs were three CRE loans with balances of $8 million, $7 million and $3 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At September 30, 2021, non-accrual TDRs included taxi medallion-related loans with a combined balance of $7 million.

At September 30, 2021, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $33 million.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured CRE loans, was 100%. The success rates for restructured one-to-four family and other loans were 0% and 18%, respectively, at September 30, 2021.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the nine months ended September 30, 2021:

(dollars in millions)	Accruing	Non-Accrual	Total
Balance at December 31, 2020	$15	$19	$34
New TDRs	1	11	12
Charge-offs	—	(4)	(4)
Loan payoffs, including dispositions and principal pay-downs	—	(9)	(9)
Balance at September 30, 2021	$16	$17	$33

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the nine months ended September 30, 2021, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act and interagency regulatory guidance. These modifications were primarily full payment deferrals for an initial six month period, with the ability to extend again at the end of the deferral period, at the Bank’s discretion. Most of these deferrals were entered into during April and May, and were therefore, they were eligible to come off of their deferral period beginning in the fourth quarter of 2020, and the remaining were eligible to come off their deferral during the first quarter of 2021. Accordingly, at September 30, 2021, 100% of the Company's full-payment deferrals had returned to payment status.

In addition, to the full-payment deferrals, the Company entered into certain modifications whereby the borrowers are paying interest and escrow only. At September 30, 2021, these principal deferrals totaled $914 million, down 9% or $91 million compared to $1.0 billion in the previous quarter.

The following tables reflect, as of September 30, 2021, the aggregate amount of principal deferrals by various category.

Principal Deferrals as of September 30, 2021

	Amount in Deferral	Outstanding Balance	Deferred as a % of Outstanding Balance	Weighted- Average LTV
(dollars in millions)
Multi-family	$545	$32,816	1.7%	54.9%
CRE:
Office	$239	$3,123	7.6%	66.2%
Retail	20	1,764	1.1%	98.0%
Mixed use	43	571	7.6%	78.4%
Condo/ Co-op	60	261	23.0%	49.9%
Other	1	998	0.1%	35.7%
Sub-total CRE	$363	$6,717	5.4%	66.7%

Total Multi-Family and CRE	908	39,533	2.3%	59.6%

Other	6

Total	$914

Additionally, the allowance for credit losses on accrued interest receivable on loans, including loans in the deferral program, was $1 million as of September 30, 2021.

Asset Quality Analysis

The following table presents information regarding our consolidated allowance for credit losses on loans and leases, our non-performing assets, and our 30 to 89 days past due loans at September 30, 2021 and December 31, 2020.

(dollars in millions)	At or For the Nine Months Ended September 30, 2021	At or For the Year Ended December 31, 2020
Allowance for Credit Losses on Loan and Leases:
Balance at beginning of period	$194	$148
CECL day 1 transition adjustment	—	2
Adjusted allowance for credit losses at January 1	194	150
(Recovery of) provision for credit losses	(1)	63
Charge-offs:
Multi-family	(1)	—
Commercial real estate	—	(2)
One-to-four family residential	(1)	—
Acquisition, development, and construction	—	—
Other loans	(4)	(20)
Total charge-offs	(6)	(22)
Recoveries:
Multi-family	—	1
Commercial real estate	2	—
One-to-four family residential	—	—
Acquisition, development, and construction	—	—
Other loans	11	2
Total recoveries	13	3
Net recoveries (charge-offs)	7	(19)
Balance at end of period	$200	$194
Non-Performing Assets:
Non-accrual mortgage loans:
Multi-family	$8	$4
Commercial real estate	12	12
One-to-four family residential	1	2
Acquisition, development, and construction	—	—
Total non-accrual mortgage loans	21	18
Other non-accrual loans	7	20
Total non-performing loans	$28	$38
Repossessed assets (1)	9	8
Total non-performing assets	$37	$46
Asset Quality Measures:
Non-performing loans to total loans	0.06%	0.09%
Non-performing assets to total assets	0.06	0.08
Allowance for credit losses to non-performing loans	711.96	513.55
Allowance for credit losses to total loans	0.46	0.45
Net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.02)	0.04
Loans 30-89 Days Past Due:
Multi-family	$426	$4
Commercial real estate	11	10
One-to-four family residential	10	2
Acquisition, development, and construction	—	—
Other loans	—	—
Total loans 30-89 days past due	$447	$16

(1)
Includes $5 million and $7 million of repossessed taxi medallions at September 30, 2021 and December 31, 2020, respectively.

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at September 30, 2021:

(dollars in millions)
New York	$27
New Jersey	—
All other states	1
Total non-performing loans	$28

Securities

At September 30, 2021, total securities decreased $179 million or 12% annualized on a linked-quarter basis to $5.9 billion, compared to $6.1 billion at June 30, 2021. At the end of the current third quarter, total securities represented 10.2% of total assets compared to 10.6% at the second quarter of 2021.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At September 30, 2021 and December 31, 2020, the Bank held FHLB-NY stock in the amount of $684 million and $714 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $8 million and $9 million, respectively, in the three months ended September 30, 2021 and 2020.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $14 million to $1.2 billion at September 30, 2021 from December 31, 2020.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both September 30, 2021 and December 31, 2020. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $7.2 billion in the nine months ended September 30, 2021, down $824 million from the $8.1 billion recorded in the year-earlier nine months. Cash flows from the repayment and sales of securities totaled $1.4 billion and $2.1 billion, respectively, in the corresponding periods, while purchases of securities totaled $1.6 billion and $1.5 billion, respectively.

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

At September 30, 2021, total deposits were $34.6 billion, up $2.2 billion compared to December 31, 2020. At the end of the current third quarter, total deposits represented 59.8% of total assets, while CDs represented 25.2% of total deposits. The majority, or $1.8 billion of this growth occurred in the non-interest-bearing checking category, as the Company is currently working with its technology partner to bring in additional low cost deposits. These deposits are short-term in nature and related to individual spending patterns. These deposits peaked during the second quarter of 2021 and are expected to run off over the next year.

Included in the September 30, 2021 balance of deposits were business institutional deposits of $1.5 billion and municipal deposits of $801 million, as compared to $1.3 billion and $1.0 billion, respectively, at December 31, 2020. Brokered deposits remained stable at $5.6 billion, including brokered interest bearing checking accounts of $1.5 billion at September 30, 2021 and $1.3 billion at December 31, 2020, brokered money market accounts of $2.8 billion at September 30, 2021 and $3.0 billion at December 31, 2020, and brokered CDs of $1.2 billion at September 30, 2021 and $1.0 billion at December 31, 2020. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures and subordinated notes. As of September 30, 2021, borrowed funds declined $650 million or 5% annualized to $15.4 billion compared to December 31, 2020, and represented 26.7% of total assets at that date. The decrease was mainly due to a decline in wholesale borrowings, consisting primarily of FHLB-NY advances, which declined to $14.8 billion compared to $15.4 billion at year-end 2020. Also included in wholesale borrowings are repurchase agreements of $800 million, unchanged from the balance at December 31, 2020.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company has used $278 million of the net proceeds from the offering to repurchase shares of its common stock pursuant to its previously announced share repurchase program, and may use the balance of the offering towards the repurchase of its common stock or for other general corporate purposes. The Notes were offered to the public at 100% of their face amount. At September 30, 2021, the balance of subordinated notes was $296 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $360 million at September 30, 2021, comparable to the balance at December 31, 2020.

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

At September 30, 2021, our one-year gap was a negative 6.14%, compared to a negative 4.94% at December 31, 2020. The change in our one-year gap from December 31, 2020, primarily reflects a decrease in mortgage and other loans expected to mature or reprice within one year.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at September 30, 2021 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at September 30, 2021 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 18.52% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 16.14% and 12.98% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 77% for the first five years and 23% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 81% for the first five years and 19% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 91% for the first five years and 9% for years six through ten.

	At September 30, 2021
(dollars in millions)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$7,764	$5,957	$16,323	$10,154	$3,461	$—	$43,659
Mortgage-related securities (2)(3)	282	434	862	534	599	269	2,980
Other securities (2)	1,915	153	63	134	1,337	-	3,602
Interest-earning cash and cash equivalents	2,390	-	-	-	-	-	2,390
Total interest-earning assets	12,351	6,544	17,248	10,822	5,397	269	52,631
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	7,057	852	2,375	901	1,843	-	13,028
Savings accounts	2,448	2,466	709	536	1,820	-	7,979
Certificates of deposit	3,630	3,957	1,072	65	-	-	8,724
Borrowed funds	587	1,450	4,725	250	8,279	143	15,434
Total interest-bearing liabilities	13,722	8,725	8,881	1,752	11,942	143	45,165
Interest rate sensitivity gap per period (4)	$(1,371)	$(2,181)	$8,367	$9,070	$(6,545)	$126	$7,466
Cumulative interest rate sensitivity gap	$(1,371)	$(3,552)	$4,815	$13,885	$7,340	$7,466
Cumulative interest rate sensitivity gap as a percentage of total assets	-2.37%	-6.14%	8.32%	23.99%	12.68%	12.90%
Cumulative net interest- earning assets as a percentage of net interest- bearing liabilities	90.01%	84.18%	115.37%	141.97%	116.30%	116.53%

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

As of September 30, 2021, the impact of a 100 bp decline in market interest rates for our loans would have had very little impact on prepayment speeds due to the current low interest rates and current coupons being floored at base rates. The impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 3.61% per annum.

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

Based on the information and assumptions in effect at September 30, 2021, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)	Estimated Percentage Change in Economic Value of Equity
+100	-3.98%
+200	-14.32%

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

Based on the information and assumptions in effect at September 30, 2021, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points)(1)(2)	Estimated Percentage Change in Future Net Interest Income
+100	-1.56%
+200	-4.15%

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At September 30, 2021, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a 7.37% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 0.73% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

Liquidity

We manage our liquidity to ensure that cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.5 billion and $1.9 billion, respectively, at September 30, 2021 and December 31, 2020. As in the past, our portfolios of loans and securities provided liquidity in the first nine months of the year, with cash flows from the repayment and sale of loans totaling $7.2 billion and cash flows from the repayment and sale of securities totaling $1.4 billion.

Additional liquidity stems from the retail, institutional, and municipal deposits we gather and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. We also have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the available amount of mortgage loan collateral under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the available amount of securities that may be pledged to collateralize our borrowings. At September 30, 2021, our available borrowing capacity with the FHLB-NY was $8.3 billion. In addition, the Company had $5.9 billion of available-for-sale securities, at that date, of which $4.7 billion was unencumbered.

Furthermore, the Bank has an agreement with the FRB-NY that enables it to access the discount window as a further means of enhancing liquidity if need be. In connection with the agreement, the Bank has pledged certain loans and securities to collateralize any funds that may be borrowed. At September 30, 2021, the maximum amount the Bank could borrow from the FRB-NY was $1.1 billion. There were no borrowings outstanding at that date.

Our primary investing activity is loan production. In the third quarter of 2021, the volume of loans originated for investment was $3.0 billion. During this time, the net cash used in investing activities totaled $757 million. Our operating activities provided net cash of $75 million, while the net cash provided by our financing activities totaled $1.3 billion.

CDs due to mature in one year or less as of September 30, 2021 totaled $7.6 billion, representing 87% of total CDs at that date. Our ability to retain these CDs and to attract new deposits depends on numerous factors, including customer satisfaction, the rates of interest we pay on our deposits, the types of products we offer, and the attractiveness of their terms. However, there are times when we may choose not to compete for such deposits, depending on the availability of lower-cost funding, the competitiveness of the market and its impact on pricing, and our need for such deposits to fund loan demand, as previously discussed.

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

In the nine months ended September 30, 2021, the Bank paid dividends totaling $285 million to the Parent Company, leaving $405 million they could dividend to the Parent Company without regulatory approval at that date. Additional sources of liquidity available to the Parent Company at September 30, 2021 included $139 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $503 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of September 30, 2021, the Company has repurchased a total of 28.9 million shares at an average price of $9.63 or an aggregate purchase price of $278 million, leaving $17 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $67 million from the balance at the end of last year and $67 million from the year-ago quarter to $92 million at September 30, 2021. The year-to-date decrease was primarily the result of an $89 million change in the net unrealized gain (loss) on available-for-sale securities, net of tax, and a $15 million change in the net unrealized loss on cash flow hedges, net of tax, to $18 million.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At September 30, 2021, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At September 30, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,156	9.92%	$4,659	11.13%	$5,488	13.11%	$4,659	8.50%
Minimum for capital adequacy purposes	1,884	4.50	2,513	6.00	3,350	8.00	2,191	4.00
Excess	$2,272	5.42%	$2,146	5.13%	$2,138	5.11%	$2,468	4.50%

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At September 30, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,153	12.32%	$5,153	12.32%	$5,339	12.76%	$5,153	9.41%
Minimum for capital adequacy purposes	1,883	4.50	2,510	6.00	3,347	8.00	2,191	4.00
Excess	$3,270	7.82%	$2,643	6.32%	$1,992	4.76%	$2,962	5.41%

At September 30, 2021, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 513 bps and the fully-phased in capital conservation buffer by 263 bps.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended September 30, 2021

Net income for the three months ended September 30, 2021 totaled $149 million, up 28% compared to the $116 million the Company reported for the three months ended September 30, 2020. Net income available to common shareholders for the three months ended September 30, 2021 totaled $140 million, up 31% compared to the $107 million recorded for the three months ended September 30, 2020. Diluted earnings per common share for the three months ended September 30, 2021 were $0.30, up 30% compared to the $0.23 the Company reported for the three months ended September 30, 2020.

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

Year-Over-Year Comparison

Net interest income for the three months ended September 30, 2021 increased $36 million or 13% on a year-over-year basis to $318 million. This increase was the result of a 29% decrease or $39 million decrease in interest expense to $97 million compared to the three months ended September 30, 2020, partially offset by a 1% or $3 million decrease in interest income to $415 million compared to the three months ended September 30, 2020.

Details of the change in net interest income are as follows:

•
Interest income on mortgage and other loans, net was $376 million, down $4 million or 1% on a year-over-year basis, while interest income on securities totaled $37 million, down $1 million or 3% on a year-over-year basis.
•
The year-over-year decrease in interest income on loans was due to a 12 bp decrease in the average loan yield to 3.48%, partially offset by an $857 million or 2% increase in the average loan balance to $43.2 billion.
•
Average securities balances rose $909 million to $6.7 billion on a year-over-year basis, while the average yield on securities declined 39 bp to 2.21%.
•
Interest expense on interest-bearing deposits decreased $35 million or 57% on a year-over-year basis to $26 million, driven by a 50 bp decline in the average cost of deposits to 0.35%, while average interest-bearing deposit balances increased $832 million or 3% to $29.5 billion on a year-over-year basis.
•
Average non-interest bearing deposit balances increased $1.5 billion or 49% to $4.5 billion on a year-over-year basis.
•
Interest expense on borrowed funds declined $4 million or 5% to $71 million on a year-over-year basis, driven by a 13 bp decline in the average cost of borrowings to 1.84%, while the average borrowings balance rose $390 million or 3% to $15.5 billion.

Net Interest Margin

During the third quarter, the Company's NIM improved on a year-over-year basis, in line with the year-over-year improvement in net interest income. For the three months ended September 30, 2021, the NIM increased 15 bp to 2.44%.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

	For the Three Months Ended			September 30, 2021 compared to
	September 30,	June 30,	September 30,	June 30,		September 30,
	2021	2021	2020	2021		2020
(dollars in millions)
Total Interest Income	$415	$431	$418	-4%		-1%
Prepayment Income:
Loans	$15	$22	$12	-32%		25%
Securities	1	5	—	-80%		NM
Total prepayment income	$16	$27	$12	-41%		33%
GAAP Net Interest Margin	2.44%	2.50%	2.29%	-6	bp	15	bp

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

Net Interest Income Analysis

	For the Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(dollars in millions)
Assets:
Interest-earning assets:
Mortgage and other loans, net (1)	$43,159	$376	3.48%	$42,817	$386	3.60%	$42,302	$380	3.60%
Securities (2)(3)	6,657	37	2.21	6,790	43	2.55	5,748	38	2.60
Interest-earning cash and cash equivalents	2,109	2	0.40	3,415	2	0.27	1,224	—	0.10
Total interest-earning assets	51,925	$415	3.20%	53,022	$431	3.25	49,274	$418	3.39
Non-interest-earning assets	5,382			5,092			4,995
Total assets	$57,307			$58,114			$54,269
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,783	$8	0.23%	$12,699	$7	0.24%	$11,232	$9	0.33%
Savings accounts	7,974	7	0.36	7,487	7	0.36	5,755	8	0.52
Certificates of deposit	8,716	11	0.53	9,154	14	0.58	11,654	44	1.52
Total interest-bearing deposits	29,473	26	0.35	29,340	28	0.38	28,641	61	0.85
Borrowed funds	15,529	71	1.84	15,724	72	1.82	15,139	75	1.97
Total interest-bearing liabilities	45,002	$97	0.87	45,064	$100	0.88	43,780	$136	1.24
Non-interest-bearing deposits	4,462			5,488			2,992
Other liabilities	866			691			775
Total liabilities	50,330			51,243			47,547
Stockholders’ equity	6,977			6,871			6,722
Total liabilities and stockholders’ equity	$57,307			$58,114			$54,269
Net interest income/interest rate spread		$318	2.33%		$331	2.37%		$282	2.15%
Net interest margin			2.44%			2.50%			2.29%
Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.18x			1.13x

(1)
Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale and non-performing loans.
(2)
Amounts are at amortized cost.
(3)
Includes FHLB stock.

(Recovery of) Provision for Credit Losses

For the three months ended September 30, 2021, the Company recorded a recovery of credit losses of $1 million compared to a $13 million provision for credit losses for the three months ended September 30, 2020. The year-over-year change reflects the improvement in forecasted, future economic conditions based on the adoption of CECL in the first quarter of 2020, as well as the Company recording no net charge-offs during the current quarter.

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

For the three months ended September 30, 2021, non-interest income totaled $15 million, up $1 million or 7% compared to the year-ago quarter. The increase was mainly due to higher fee income and other income.

The following table summarizes our non-interest income for the respective periods:

	For the Three Months Ended
(dollars in millions)	September 30, 2021	June 30, 2021	September 30, 2020
Fee income	$6	$6	$5
BOLI income	7	8	7
Net gain (loss) on securities	—	—	—
Other income:
Third-party investment product sales	—	—	1
Other	2	2	1
Total other income	2	2	2
Total non-interest income	$15	$16	$14

Non-Interest Expense

Total non-interest expense for the three months ended September 30, 2021 was $135 million, up $6 million or 5% on a year-over-year basis. Included in the current third quarter non-interest expense amount is $6 million in merger-related expenses related to the pending merger with Flagstar.

Income Tax Expense

For the three months ended September 30, 2021, income tax expense totaled $50 million, up $12 million or 32% compared to the three months ended September 30, 2020. The increase was due to higher pre-tax income and a higher effective tax rate. The effective tax rate for the third quarter of 2021 was 25.19% compared to 24.89% for the third quarter of 2020. This increase was primarily due to an increase in the New York State corporate tax rate and the non-deductibility of certain merger-related expenses.

Earnings Summary for the Nine Months Ended September 30, 2021

For the nine months ended September 30, 2021, net income totaled $446 million, up $125 million or 39% compared to $321 million recorded for the nine months ended September 30, 2020. Net income available to common shareholders for the nine months ended September 30, 2021 was $421 million, up 42% compared to the $296 million reported for the nine months ended September 30, 2020.

On a per share basis, the Company reported diluted earnings per common share for the nine months ended September 30, 2021 of $0.90, up 43% compared to the $0.63 the Company reported for the nine months ended September 30, 2020.

Net Interest Income

Net interest income for the nine months ended September 30, 2021, totaled $967 million, up $175 million or 22% compared to the $792 million the Company reported for the nine months ended September 30, 2020. The year-over-year improvement was driven entirely by lower interest expense.

Details of the change in net interest income are as follows:

•
Interest income on mortgage and other loans, net totaled $1.1 billion, unchanged compared to the first nine months of 2020, while interest income on securities declined $8 million or 6% to $118 million.
•
Interest income on loans was driven by a $1.0 billion increase in average loan balances to $42.9 billion and by an 11 bp decline in the average loan yield to 3.56%.
•
The average yield on securities declined 41 bps to 2.38%, while the average securities balance increased $651 million or 11% to $6.7 billion.
•
Interest expense on interest-bearing deposits decreased $175 million or 67% to $87 million, driven by an 81 bp decrease in the average cost of interest-bearing deposits, while the average balance increased $488 million or 2% to $29.4 billion.
•
Average non-interest bearing deposit balances rose $1.5 billion or 53% to $4.4 billion.
•
Interest expense on borrowed funds decreased $13 million or 6% to $215 million due to a 25 bp decline in the average cost of borrowings to 1.83%, partially offset by a $1.1 billion or 7% increase in the average balance to $15.7 billion.

Net Interest Margin

For the nine months ended September 30, 2021, the NIM increased 32 bp to 2.48% compared to the nine months ended September 30, 2020.

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020	% Change
(dollars in millions)
Total Interest Income	$1,269	$1,282	-1%
Prepayment Income:
Loans	$56	$33	70%
Securities	7	1	600%
Total prepayment income	$63	$34	85%
GAAP Net Interest Margin	2.48%	2.16%	32	bp

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

Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(dollars in millions)
Assets:
Interest-earning assets:
Mortgage and other loans, net	$42,905	$1,145	3.56%	$41,890	$1,154	3.67%
Securities	6,655	118	2.38	6,004	126	2.79
Interest-earning cash and cash equivalents	2,454	6	0.31	916	2	0.35
Total interest-earning assets	52,014	$1,269	3.25	48,810	$1,282	3.50
Non-interest-earning assets	5,232			5,013
Total assets	$57,246			$53,823
Liabilities and Stockholders’ Equity:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,703	$24	0.25%	$10,616	$48	0.60%
Savings accounts	7,396	20	0.36	5,310	25	0.62
Certificates of deposit	9,280	43	0.63	12,965	189	1.95
Total interest-bearing deposits	29,379	87	0.40	28,891	262	1.21
Borrowed funds	15,748	215	1.83	14,662	228	2.08
Total interest-bearing liabilities	$45,127	$302	0.90	$43,553	$490	1.50
Non-interest-bearing deposits	4,402			2,868
Other liabilities	810			712
Total liabilities	50,339			47,133
Stockholders’ equity	6,907			6,690
Total liabilities and stockholders’ equity	$57,246			$53,823
Net interest income/interest rate spread		$967	2.35%		$792	2.00%
Net interest margin			2.48%			2.16%
Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.12x

Provision for Credit Losses

For the nine months ended September 30, 2021, the Company recorded a recovery of credit losses of $1 million compared to a provision for credit losses of $51 million for the nine months ended September 30, 2020. The year-over-year improvement reflects the improvement in forecasted, future economic conditions, as well as net recoveries of $7 million for the first nine months of 2021 compared to net charge-offs of $13 million for the first nine months of 2020.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others— fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on the sale of securities; and revenues produced through the sale of third-party investment products.

For the nine months ended September 30, 2021, non-interest income totaled $45 million compared to $46 million for the nine months ended September 30, 2020. The year-ago nine month period included $1 million in net gains on securities compared to no such gain during the first nine months of 2021.

The following table summarizes our non-interest income for the respective periods:

Non-Interest Income Analysis

	For the Nine Months Ended
	September 30,	September 30,
(dollars in millions)	2021	2020
Fee income	$17	$16
BOLI income	22	24
Net gain on securities	—	1
Other income:
Third-party investment product sales	—	3
Other	6	2
Total other income	6	5
Total non-interest income	$45	$46

Non-Interest Expense

For the nine months ended September 30, 2021, total non-interest expense was $406 million, up $28 million or 7% compared to the nine months ended September 30, 2020. The current nine month period includes $16 million of merger-related expenses related to the pending merger with Flagstar Bancorp, Inc. Excluding these expenses, operating expenses were $390 million for the first nine months of the year, up $12 million or 3% compared to the first nine months of last year.

Income Tax Expense

For the nine months ended September 30, 2021, income tax expense totaled $161 million, up $73 million or 83% compared to the nine months ended September 30, 2020. The increase was related to higher pre-tax income, the non-deductibility of certain merger-related expenses, and an increase in the New York State corporate tax rate. The current nine month period also includes the revaluation of our deferred tax asset due to the increase in our New York State corporate tax rate. The effective tax rate for the first nine months of 2021 increased to 26.48% compared to 21.50% for the first nine months of 2020.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Part I, Financial Information, Item 1, Financial Statements, Note 14 Legal Proceedings”, which is incorporated by reference into this item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the Company’s Form 10-Q for the three months ended June 30, 2021, as such factors could materially affect the Company’s business, financial condition, or future results of operations. There have been no material changes in the risk factors as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and the Company's Form 10-Q for the three months ended June 30, 2021.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of September 30, 2021, the Company has repurchased $278 million of its common stock under this repurchase authorization, leaving $17 million available for repurchase under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

(dollars in millions, except share data)
Third Quarter 2021	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
Julyl 1 – July 31	23,950	$11.20	$—
August 1 – August 31	7,746	12.35	—
September 1 – September 30	4,467	12.29	—
Total shares repurchased (1)	36,163	11.58	$—

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

4.3	Form of certificate representing the Series A Preferred Stock. (7)

4.4	Form of depositary receipt representing the Depositary Shares. (7)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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

New York Community Bancorp, Inc.
(Registrant)

DATE: October 29, 2021	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Chairman, President, and Chief Executive Officer

DATE: October 29, 2021	BY:	/s/ John J. Pinto
John J. Pinto Senior Executive Vice President and Chief Financial Officer