Form 10-K
period 2021-12-31
NEW YORK COMMUNITY BANCORP INC
filed 2022-02-25
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of June 30, 2021, the aggregate market value of the shares of common stock outstanding of the registrant was $5.0 billion, excluding 13,992,695 shares held by all directors and executive officers of the registrant. This figure is based on the closing price of the registrant’s common stock on June 30, 2021, $11.02 per share, as reported by the New York Stock Exchange.

The number of shares of the registrant’s common stock outstanding as of February 18, 2022 was 466,984,658 shares.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2022 are incorporated by reference into Part III.

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
•
the success of our previously announced investment in, and partnership with, Figure Technologies, Inc., a FinTech company focusing on payments and lending via blockchain technology;
•
the success of our previously announced strategy related to digital banking and Banking as a Service, including the Company's digital stable coin initiative and our participation in the USDF Consortium;
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
•
legislative and regulatory initiatives related to climate change;
•
the potential impact to the Company from climate change including higher regulatory compliance, increased expenses, operational changes, and reputational risks;
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

See Part I, Item 1A, “Risk Factors” in this annual report and in our other SEC filings for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

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

LIST OF ABBREVIATIONS AND ACRONYMS

ACL—Allowance for Credit Losses	FDIC—Federal Deposit Insurance Corporation

ADC—Acquisition, development, and construction loan	FHLB—Federal Home Loan Bank

ALCO—Asset and Liability Management Committee	FHLB-NY—Federal Home Loan Bank of New York

AMT—Alternative minimum tax	FOMC—Federal Open Market Committee

AOCL—Accumulated other comprehensive loss	FRB—Federal Reserve Board

ASC—Accounting Standards Codification	FRB-NY—Federal Reserve Bank of New York

ASU—Accounting Standards Update	Freddie Mac—Federal Home Loan Mortgage Corporation

BaaS—Banking as a Service	FTEs—Full-time equivalent employees

BOLI—Bank-owned life insurance	GAAP—U.S. generally accepted accounting principles

BP—Basis point(s)	GLBA—The Gramm Leach Bliley Act

CARES Act – Coronavirus Aid, Relief, and Economic Security Act	GNMA—Government National Mortgage Association

C&I—Commercial and industrial loan	GSE—Government-sponsored enterprises

CDs—Certificates of deposit	LIBOR—London Interbank Offered Rate

CECL—Current Expected Credit Loss	LTV—Loan-to-value ratio

CFPB—Consumer Financial Protection Bureau	MBS—Mortgage-backed securities

CMOs—Collateralized mortgage obligations	MSRs—Mortgage servicing rights

CMT—Constant maturity treasury rate	NIM—Net interest margin

CPI—Consumer Price Index	NOL—Net operating loss

CPR—Constant prepayment rate	NPAs—Non-performing assets

CRA—Community Reinvestment Act	NPLs—Non-performing loans

CRE—Commercial real estate loan	NPV—Net Portfolio Value

DIF—Deposit Insurance Fund	NYSDFS—New York State Department of Financial Services

DFA—Dodd-Frank Wall Street Reform and Consumer Protection Act	NYSE—New York Stock Exchange

DSCR - Debt service coverage ratio	OCC—Office of the Comptroller of the Currency

EAR—Earnings at Risk	OFAC—Office of Foreign Assets Control

EPS—Earnings per common share	OREO—Other real estate owned

ERM—Enterprise Risk Management	OTTI—Other-than-temporary impairment

ESOP—Employee Stock Ownership Plan	PPP—Paycheck Protection Program administered by the Small Business Administration

EVE—Economic Value of Equity at Risk	ROU—Right of use asset

Fannie Mae—Federal National Mortgage Association	SEC—U.S. Securities and Exchange Commission
FASB—Financial Accounting Standards Board	SIFI—Systemically Important Financial Institution
FCA—the United Kingdom's Financial Conduct Authority	SOFR—Secured Overnight Financing Rate

FDI Act—Federal Deposit Insurance Act	TDR—Troubled debt restructurings

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

New York Community Bank

Established in 1859, the Bank is a New York State-chartered savings bank with 237 branches that currently operates through eight local divisions: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; Ohio Savings Bank in Ohio: and AmTrust Bank in Florida and Arizona. We compete for depositors in these diverse markets by emphasizing service and convenience, with a comprehensive menu of products and services, and access to multiple service channels, including online banking, mobile banking, and banking by phone.

We are a leading producer of multi-family loans in New York City, with an emphasis on non-luxury residential apartment buildings with rent-regulated units that feature rents that are below non-regulated units. In addition to multi-family loans, which are our principal asset, we originate CRE loans (primarily in New York City), specialty finance loans and leases, and, to a much lesser extent, ADC loans, and C&I loans (typically made to small and mid-size business in Metro New York).

Online Information about the Company and the Bank

We serve our customers through our website: www.myNYCB.com. In addition to providing our customers with 24-hour access to their accounts, and information regarding our products and services, hours of service, and locations, the website provides extensive information about the Company for the investment community. Earnings releases, dividend announcements, and other press releases are posted upon issuance to the Investor Relations portion of the website, which can be found at www.ir.myNYCB.com.

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

Competition for Deposits

The combined population of the 26 counties where our branches are located is approximately 31.7 million, and the number of banks and thrifts we compete with currently exceeds 350. With total deposits of $35.1 billion at December 31, 2021, we ranked in the top 20 among all bank and thrift depositories serving these 26 counties. We also ranked third among all banks and thrifts in Richmond County in New York, fifth among all banks and thrifts in Queens County in New York, and second among all banks and thrifts in Nassau County in New York (market share information was provided by S&P Global Market Intelligence).

We compete for deposits and customers by placing an emphasis on convenience and service and, from time to time, by offering specific products at highly competitive rates. In addition to our 237 branches, we have 333 ATM locations, including 220 that operate 24 hours a day, and 66 that are off-site ATMs. Our customers also have 24-hour access to their accounts through our mobile banking app, online through our website, www.myNYCB.com, or through our bank-by-phone service. We also offer certain money market accounts, certificates of deposit (“CDs”), and checking accounts through a dedicated website: www.myBankingDirect.com.

In addition to checking and savings accounts, retirement accounts, and CDs for both businesses and consumers, we offer a suite of cash management products to address the needs of small and mid-size businesses and professional associations. We also compete by complementing our broad selection of traditional banking products with an extensive menu of non-deposit investment products and insurance through a relationship with a third-party broker dealer and insurance agency.

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

One of our competitive advantages is our strong community presence and commitment to providing a high level of customer service in each of our markets. In 2021, the Bank was named the number one bank in the country for best overall customer experience based on a survey conducted by American Banker and creative experience firm Monigle.

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

Monetary Policy

The Company and the Bank are affected by fiscal and monetary policies of the federal government, including those of the FRB which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the FRB are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments, and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of government policies on the earnings of the Company and the Bank cannot be predicted.

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

The 11 direct subsidiaries of the Bank are:

Name	Jurisdiction of Organization	Purpose
100 Duffy Realty, LLC	New York	Owns a building containing back-office and a branch.
Beta Investments, Inc.	Delaware	Holding company for Omega Commercial Mortgage Corp. and Long Island Commercial Capital Corp.
BSR 1400 Corp.	New York	Organized to own interests in real estate.
Ferry Development Holding Company	Delaware	Formed to hold and manage investment portfolios for the Company.
NYCB Specialty Finance Company, LLC	Delaware	Originates asset-based, equipment financing, and dealer-floor plan loans.
NYB Realty Holding Company, LLC	New York	Holding company for subsidiaries owning an interest in real estate.
NYCB Insurance Agency, Inc.	New York	Sells non-deposit investment products.
Pacific Urban Renewal, Inc.	New Jersey	Owns a branch building.
Synergy Capital Investments, Inc.	New Jersey	Formed to hold and manage investment portfolios for the Company.
NYCB Mortgage Company, LLC	Delaware	Holding company for Walnut Realty Holding Company, LLC.
Woodhaven Investments, LLC	Delaware	Holding company for Ironbound Investment Company, LLC. and 1400 Corp.

The eight subsidiaries of Bank-owned entities are:

Name	Jurisdiction of Organization	Purpose
1400 Corp.	New York	Holding company for Roslyn Real Estate Asset Corp.
Ironbound Investment Company, LLC.	Florida	Organized for the purpose of investing in mortgage-related assets.
Long Island Commercial Capital Corporation	New York	A REIT organized for the purpose of investing in mortgage-related assets.
Omega Commercial Mortgage Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.
Prospect Realty Holding Company, LLC	New York	Owns a back-office building.
Rational Real Estate II, LLC	New York	Owns a back-office building.
Roslyn Real Estate Asset Corp.	Delaware	A REIT organized for the purpose of investing in mortgage-related assets.
Walnut Realty Holding Company, LLC	Delaware	Owns two back-office buildings.

NYB Realty Holding Company, LLC owns interests in ten additional active entities organized as indirect wholly-owned subsidiaries to own interests in various real estate properties.

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

Human Capital

At December 31, 2021, our workforce included 2,815 employees, including 1,493 retail employees and 1,322 back office employees. None of our employees are represented by a collective bargaining agreement. We believe our employee relations to be good.

We believe our employees are among our most significant resources and that our employees are critical to our continued success. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations. We pay our employees competitively and offer a broad range of benefits, both of which we believe are competitive with our industry peers and with other firms in the locations in which we do business. Our employees receive salaries that are subject to annual review and periodic benchmarking. Our benefits program includes a 401(k) Plan with an employer matching contribution, healthcare and other insurance benefits, flexible spending accounts and paid time off. Many of our employees are also eligible to participate in the Company’s equity award program.

We are proud to maintain a diverse and inclusive workforce that reflects the demographics of the communities in which we do business. Our company recognizes that the talents of a diverse workforce are a key competitive advantage. To increase diversity within our talent pool, we work with key stakeholders in our business locations to deepen our understanding of the local labor market and better position the organization to recruit and retain talent within under-represented communities.

We strive to create and foster a supportive environment for all of our employees, and we are proud to share our business success with individuals whose cultural and personal differences support an innovative and productive workplace. Our workforce is 33% male and 67% female and women represent 47% of the Company’s leadership (defined to include employees at the level of vice president and above). In addition, for those employees identifying as such, approximately 49% of our workforce have diverse ethnic backgrounds. Our policies and practices reflect our commitment to diversity and inclusion in the workplace.

Our management teams and all of our employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and all employees are required to complete annual training that focuses on preventing, identifying, reporting and stopping any type of unlawful discrimination.

The health and safety of our employees is also of critical importance. In response to the ongoing COVID-19 pandemic, we have implemented a flexible response plan that includes the transitioning of certain back office employees to a remote work model, as conditions warrant while implementing additional safety protocols for employees who, due to the nature of their positions, continue to work on-site. We maintain strict compliance with federal, state and local requirements that enhance workplace safety, such as masking and social distancing, and we provide employees who either contract or are exposed to COVID-19 with appropriate leave.

Federal, State, and Local Taxation

The Company is subject to federal, state, and local income taxes. See the discussion of "Income Taxes" in Note 2, "Summary of Significant Accounting Policies."

Regulation and Supervision

The following is a brief summary of certain statutes and regulations that significantly affect the Company and its subsidiaries. A number of other statutes and regulations may affect the Company and the Bank but are not discussed in the following paragraphs.

General

The Bank is a New York State-chartered savings bank and its deposit accounts are insured under the DIF of the FDIC up to applicable legal limits. For the fiscal year ended December 31, 2021, the Bank was subject to regulation and supervision by the NYSDFS, as its chartering agency; by the FDIC, as primary federal supervisor for all state-chartered banks and savings institutions that are not members of the Federal Reserve System and by the CFPB.

The Bank is required to file reports with the NYSDFS, the FDIC, and the CFPB concerning its activities and financial condition, and is periodically examined by the NYSDFS, the FDIC, and the CFPB to assess compliance with various regulatory requirements, including with respect to safety and soundness and consumer financial protection regulations. The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for credit losses on loans and leases for regulatory purposes. Changes in such regulations or in banking legislation could have a material impact on the Company, the Bank, and their operations, as well as the Company’s stockholders.

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

As of December 31, 2021, each of the Bank’s capital ratios exceeded those required for an institution to be considered “well capitalized” under these regulations.

Stress Testing

Stress Testing for Category IV U.S. Banking Organizations

In 2019, the Board of Governors of the Federal Reserve System (the “Board”) finalized a framework that sorts large banking organizations into one of four categories of prudential standards based on their risk profiles (the “tailoring rule”). The most stringent prudential standards apply under Category I (defined as U.S. Global Systemically Important Banks and their depository institution subsidiaries), and the least stringent prudential standards apply under Category IV (defined as U.S. banking organizations with $100 billion or more but less than $250 billion in total assets and have less than $75 billion in cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, or off-balance sheet exposure).

In January 2021, the Board finalized a rule to update capital planning requirements for large banks to be consistent with the tailoring rule. The Board's capital planning requirements for large banks help ensure they plan for and determine their capital needs under a range of different scenarios. The rule removes the company-run stress test requirement for banking organizations subject to Category IV standards. Therefore, banking organizations subject to Category IV standards are not required to calculate forward-looking projections of capital under scenarios provided by the Board.

The rule also aligns the frequency of the calculation of the stress capital buffer requirement with the frequency of the supervisory stress test (that is, both would occur every other year for banking organizations subject to Category IV standards). The rule allows a banking organization subject to Category IV standards to elect to participate in the supervisory stress test in a year in which the banking organization would not otherwise be subject to the supervisory stress test, and to receive an updated stress capital buffer requirement in that year.

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

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based upon supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments based on the assigned risk levels. An institution’s assessment rate depends upon the category to which it is assigned and certain other factors. Assessment rates range from 1.5 to 40 basis points of the institution’s assessment base, which is calculated as average total assets minus average tangible equity. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding PPP loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessments rates will be in the future.

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

Under FRB regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extension of credit secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Interagency Guidelines") adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.

Interchange fees, or "swipe" fees, are fees that merchants pay to credit card companies and debit card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and five bps multiplied by the value of the transaction, subject to an upward adjustment of one cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the FRB. In addition, card issuers and networks are prohibited from entering into agreements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.

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

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption for loans made by an institution to its executive officers and directors in compliance with other federal banking laws. Section 22(h) of the Federal Reserve Act, and FRB Regulation O adopted thereunder, govern loans by a savings bank or commercial bank to directors, executive officers, and principal stockholders.

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

The Financial Crimes Enforcement Network ("Fin CEN"), a bureau of the U.S. Treasury, has the authority to implement, administer, and enforce compliance with the USA PATRIOT Act and other BSA legislation. Fin CEN has adopted regulations that require financial institutions to, among other things, obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exemptions and exclusions.

The Anti-Money Laundering Act of 2020 ("AMLA"), which amends the BSA, was enacted in January 2021. The AMLA is intended to comprehensively reform and modernize U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance; requires the U.S. Treasury to establish priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. In June 2021, Fin CEN issued the priorities for anti-money laundering and countering the financing of terrorism policy required under AMLA. These priorities include: corruption, cybercrime, terrorist financing, fraud, transactional crime, drug trafficking, human trafficking, and proliferation financing. The Company regularly reviews and monitors its anti-money laundering compliance program to ensure it complies with the changes reflected in AMLA and the regulations that implement it.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and others. These are typically known as the “OFAC” rules, based on their administration by the U.S. Treasury Department Office of Foreign Assets Control. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with, or investment in, a sanctioned country, including prohibitions against direct or indirect imports from, and exports to, a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Federal Home Loan Bank System

The Bank is a member of the FHLB-NY. As a member of the FHLB-NY, the Bank is required to acquire and hold shares of FHLB-NY capital stock. At December 31, 2021 the Bank held $734 million of FHLB-NY stock.

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

Consumer Financial Protection Bureau

The Bank is subject to oversight by the CFPB within the Federal Reserve System. The CFPB was established under the DFA to implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit acts and practices that are deemed to be unfair, deceptive, or abusive. Abusive acts or practices are defined as those that (1) materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service, or (2) take unreasonable advantage of a consumer’s (a) lack of understanding on the part of the consumer of the material risks, costs, or conditions of the product or service; (b) the inability of the consumer to protect his/her own interest in selecting or using a financial product or service; or (c) the reasonable reliance by the consumer on a financial institution to act in the interests of the consumer.

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

President Biden's Executive Order on Promoting Competition in the American Economy

On July 9, 2021, President Biden signed an Executive Order to promote competition across various industries. The Order encourages the leading antitrust agencies to focus enforcement efforts on problems in key markets and coordinates other agencies' ongoing response to corporate consolidation. Among other things, the Order: (a) calls on leading antitrust agencies, the Department of Justice (the "DOJ") and the Federal Trade Commission (the "FTC") to enforce antitrust laws vigorously and recognize that the law allows them to challenge prior bad mergers that past Administrations did not previously challenge; (b) announces a policy that enforcement should focus in particular on labor markets, agricultural markets, healthcare markets, and the tech sector; and (c) establishes a White House Competition Council, led by the Director of the National Economic Council, to monitor progress on finalizing the initiatives in the Order and to coordinate the federal government's response to the rising power of large corporations in the economy. The Executive Order also urges the DOJ and the FTC to revisit their guidance on mergers and toughen scrutiny of future transactions. The Order also called for the review and revitalization of merger oversight under the Bank Merger Act and the Bank Holding Company Act of 1956.

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

Current Operating Environment

COVID-19 Pandemic

The Company's business, financial condition, and results of operation have been and may continue to be affected by the outbreak of COVID-19. Both globally and within the United States, the pandemic continues to have various effects on economic and commercial activity and financial markets, both nationally and locally. Due to its high rate of contagion and mortality, state and local governments enacted numerous safeguards to contain the spread of the virus. These included, the shut-down of all businesses considered to be “non-essential,” restrictions on gatherings, social distancing requirements were put in place. Businesses continue to observe and modify their activities and behaviors to remain in compliance with the jurisdictional directives while concurrently providing consumers with goods and services. Certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may adversely impact our business.

The concentration and severity of COVID-19 infection in the New York City metro region, during the early stages of the pandemic, led it to be considered the epicenter of the pandemic in the country. This region is also the Company’s largest service area, having over 100 branches and 72% of the loan portfolio.

The Company has been very proactive throughout all stages of the pandemic, supporting employees, customers, and its communities. As an essential business, the Company implemented business continuity plans and continued to provide our financial services to customers, while taking health and safety measures into account.

In response to the pandemic and to ensure that the Company’s operations, during the term of the pandemic runs smoothly, senior management formed two committees: the COVID-19 Resiliency Committee and the COVID-19 Lending Committee. The COVID-19 Resiliency Committee meets as needed and is primarily focused on operational issues including employee safety and well-being, branch closings, PPE procurement, IT sustainability, and continuous monitoring of the COVID-19 pandemic. The COVID-19 Lending Committee meets weekly and focuses on our credit quality trends and our deferral program. Management continually monitors developments, evaluates strategic and tactical initiatives and solutions and allocates the necessary resources to mitigate the negative impact of this significant market disruption caused by the pandemic. For a description of the potential impacts of COVID-19 on the Company, see "Item 1A. Risk Factors".

Recent Events

Declaration of Dividend on Common Shares

On January 25, 2022, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on February 17, 2022 to common stockholders of record as of February 7, 2022.

Pending Acquisition of Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced it had entered into a definitive merger agreement (the "Merger Agreement") under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction valued at the time, at $2.6 billion. Under terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community Bancorp, Inc. common stock for each Flagstar share they own. Following completion of the merger, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company. The new company will have $85 billion in total assets, operate nearly 400 traditional branches in nine states, 83 retail home lending offices across a 28-state footprint. It will be headquartered on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations.

Both sets of shareholders approved the merger on August 4, 2021. The transaction is subject to the satisfaction of certain other customary closing conditions, including approvals from the NYSDFS, the FDIC, and the FRB.

Community Pledge Agreement with the National Community Reinvestment Coalition

On January 24, 2022, the Company and the National Community Reinvestment Coalition ("NCRC") announced the Company's commitment to provide $28 billion in loans, investments, and other financial support to communities and people of color, low- and moderate-income ("LMI") families and communities, and small businesses. The Company's Community Pledge Agreement was developed with NCRC and its members in conjunction with the Company's pending merger with Flagstar Bancorp, Inc. The agreement includes $22 billion in community lending and affordable housing commitments and $6 billion of residential mortgage originations to underserved and LMI borrowers, and in LMI and majority-minority neighborhoods over a five-year period. NYCB will also provide $542 million in loans to small businesses with less than $1 million in revenues and in LMI and majority-minority communities; $16.5 million in philanthropic support to nonprofit organizations that meet the needs of LMI and majority-minority communities and individuals; greater access to banking products and services; and the continuation of NYCB's responsible multi-family lending practices. The agreement is subject to the closing of the Flagstar merger. Absent the closing of the merger, the Company will continue to work with its community groups to provide financial and other support within its markets.

USDF Stablecoin Program Initiative

Part of the Company's strategic initiatives unveiled during the second half of 2021 is the development of a stablecoin infrastructure (the "USDF Stablecoin Program"). The report on stablecoins issued by the President's Working Group in November confirms our view that as an insured depository institution, the Company can play a vital role as digital currencies are brought within a regulated prudential framework. The Company, in conjunction with its strategic partner, Figure Technologies ("Figure") has been over the past several months, developing and assessing the USDF Stablecoin Program's systems, controls, processes, and features. Consistent with the development of any new product or program, this included three separate tests of those systems, controls, processes, and features during the third and fourth quarters of 2021 and earlier during the first quarter of 2022.

The Company has also engaged its regulators, including the NYSDFS and the FDIC, throughout this process and intends to request non-objection from the Superintendent of the NYSDFS to engage in USDF Stablecoin Program activities, and any additional non-objection required by the FDIC. Assuming that timely non-objection is received, the Company expects to launch the USDF Stablecoin Program in late first-quarter 2022. At which point, the Bank's customers would be able to conduct USDF transactions upon demand, including (i) minting USDF stablecoin; (ii) transmitting and receiving USDF stablecoin; (iii) redeeming USDF stablecoin; and (iv) conducting any and all activities necessary or incidental to the USDF Stablecoin Program.

ITEM 1A. RISK FACTORS

There are various risks and uncertainties that are inherent to our business. Primary among these are (1) interest rate risk, which arises from movements in interest rates; (2) credit risk, which arises from an obligor’s failure to meet the terms of any contract with a bank or to otherwise perform as agreed; (3) risks related to our financial statements; (4) liquidity risk, which arises from a bank’s inability to meet its obligations when they come due without incurring unacceptable losses; (5) legal/compliance risk, which arises from violations of, or non-conformance with, laws, rules, regulations, prescribed practices, or ethical standards; (6) market risk, which arises from changes in the value of portfolios of financial instruments; (7) strategic risk, which is the risk of loss arising from inadequate or failed internal processes, people, and systems; (8) operational risk, which arises from problems with service or product delivery; and (9) reputational risk, which arises from negative public opinion resulting in a significant decline in stockholder value.

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

COVID-19 Related Risk

COVID-19 has caused a significant global economic downturn which has adversely affected and is expected to continue to adversely affect many business.

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

The COVID-19 pandemic has also led to an increase in the number of deferred loans the Company entered into with some of its borrowers in connection with the CARES Act-related loan deferral programs. At December 31, 2021, payment deferrals totaled $479 million or 1% of total loans compared to $2.6 billion or 6.1% of total loans at December 31, 2020. Despite the significant year-over-year improvement, the pandemic may continue to have a material adverse impact on our loan portfolio, particularly as businesses remain closed. Moreover, the New York City metropolitan region has been disproportionately impacted by COVID-19 relative to other regions of the state and country. Accordingly, the impact from COVID-19 on the Company and our borrowers may be greater than on similar banks that do not have a similar geographic concentration.

The Company has granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments, the Company will experience an increase in non-accrual loans, which could adversely affect the Company’s earnings and financial condition.

Consistent with the public encouragement provided generally by federal and state financial institution regulators after the spread of COVID-19 in the United States, the Company has attempted to work constructively with borrowers who have experienced financial hardship as a result of the pandemic to negotiate accommodations or forbearance arrangements that temporarily reduce or defer the monthly payments due to the Company. Generally, these accommodations are for six months and allow customers to temporarily cease making principal and/or interest payments. In some cases, customers have received a second accommodation. As of December 31, 2021, $479 million of loans remained subject to a payment accommodation. If, upon the expiration of the deferral period, the borrower is still experiencing payment difficulties, the loan may become non-accrual and the Company would begin collection activities. As a result, NPLs and related charge-offs may increase significantly in 2022. An increase in NPLs and charge-offs would cause the Company to increase its allowance for credit losses, which would adversely affect the Company’s earnings and financial condition.

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

The Company has certain loans, interest rate swap agreements, investment securities, and debt obligations whose interest rate is indexed to LIBOR. In 2017, the FCA, which is responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to (i) cease the publication of the one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six, and 12-month LIBOR) after June 30, 2023, and on March 15, 2021, announced that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month, and 12-month U.S. dollar LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the Federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition that offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The failure to properly transition away from LIBOR may result in increased supervisory scrutiny. The implementation of a substitute index for the calculation of interest rates under the Company's loan agreements may result in disputes or litigation with counterparties over the appropriateness or comparability to LIBOR of the substitute index, which would have an adverse effect on the Company's results of operations. Even when robust fallback language is included, there can be no assurances that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a lower interest rate being paid to the Company on such assets.

The Bank established a sub-committee of ALCO to address issues related to the phase out and transition from LIBOR. This sub-committee is led by our Chief Financial Officer and consists of personnel from various departments through the Bank including lending, loan administration, credit risk management, finance/treasury, including interest rate risk and liquidity management, information technology, and operations. The Company has LIBOR-based contracts that extend beyond June 20, 2023 included in loans and leases, securities, wholesale borrowings, derivative financial instruments, and long-term debt. The sub-committee has reviewed contract fallback language and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted business lines. In complying with industry requirements, the Bank will not offer new LIBOR-based products after December 31, 2021.

The Alternative Reference Rates Committee (a group of private-market participants convened by the FRB and the FRB-NY) has identified SOFR as the recommended alternative to LIBOR. The use of SOFR as a substitute for LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated and observed differently than LIBOR. Given the manner in which SOFR is calculated, it is likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Market practices related to SOFR calculation conventions continue to develop and may vary. Inconsistent calculation conventions among financial products may expose is to increased basic rate and resultant costs.

Other alternatives to LIBOR also exist, but, because of the difference in how those alternatives are constructed, they may diverge significantly from LIBOR in a range of situations and market conditions.

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

Our current business strategy is to continue to originate multi-family loans and to a lesser extent CRE loans. At December 31, 2021, $34.6 billion or 76% of our total loans and leases, held for investment portfolio consisted of multi-family loans and $6.7 billion or 15% consisted of CRE loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the sale of such properties securing the loans. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential loans. Also, many of our borrowers have more than one of these types of loans outstanding. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. In addition, if loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our New York State multi-family loan portfolio could be adversely impacted by changes in legislation or regulation which, in turn, could have a material adverse effect on our financial condition and results of operations.

On June 14, 2019, the New York State legislature passed the New York Housing Stability and Tenant Protection Act of 2019. This legislation represents the most extensive reform of New York State’s rent laws in several decades and generally limits a landlord’s ability to increase rents on rent regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York State securing the Company’s multi-family loans or the future net operating income of such properties could potentially become impaired which, in turn, could have a material adverse effect on our financial condition and results of operations. To date, the Company has not experienced any material negative impacts as a result of this legislation.

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

Furthermore, economic or market turmoil could occur in the near or long term. This could negatively affect our business, our financial condition, and our results of operations, as well as our ability to maintain or increase the level of cash dividends we currently pay to our stockholders.

Financial Statements Risk

Changes in accounting standards or interpretation of new or existing standards may affect how we report our financial condition and results of operations.

From time to time the FASB and the SEC change accounting regulations and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, and bank regulators, may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how to record and report our financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.

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

At December 31, 2021, goodwill and other intangible assets totaled $2.4 billion. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. A significant decline in expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking charges in the future related to the impairment of goodwill and other intangible assets. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations.

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

We are subject to regulation, supervision, and examination by the following entities: (1) the NYSDFS; (2) the FDIC; (3) the FRB-NY; and (4) the CFPB, which was established under the Dodd-Frank Act and given broad authority to regulate financial service providers and financial products.

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

The BSA and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the USA Patriot Act, requires depository institutions to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions above a certain threshold, and responding to requests for information by regulatory authorities and law enforcement agencies. FINCEN, a unit of the U.S. Treasury Department that administers the BSA, is authorized to impose significant civil monetary penalties for violations of these requirements. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing activities could also result in reputational risk for the Company.

Failure to comply with OFAC regulations could result in legal and reputational risks.

The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals, and other potentially exposed persons. These are typically referred to as the "OFAC" rules, given their administration by the United States Treasury Department Office of Foreign Assets Control. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Declines in real estate values and an increase in the financial stress on borrowers stemming from high unemployment or other adverse economic conditions, could negatively affect our borrowers and, in turn, the repayment of the loans in our portfolio. Deterioration in economic conditions also could subject us and our industry to increased regulatory scrutiny, and could result in an increase in loan delinquencies, an increase in problem assets and foreclosures, and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance; this, in turn, could necessitate an increase in our provisions for loan losses, which would reduce our earnings and capital.

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

Higher inflation could have a negative impact on our financial results and operations.

Inflation can negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates, which may negatively affect the market value of securities on our balance sheet, higher interest expenses on our deposits, especially CDs, and a higher cost of our borrowings. Additionally, higher inflation levels could lead to higher oil and gas prices, which may negatively impact the net operating income on the properties which we lend on and could impair a borrower's ability to repay their mortgage.

Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's asset values and on loan demand.

Longer-lasting supply chain constraints in various products and labor markets could potentially exacerbate inflation and sustain it at elevated levels, even as growth slows. The risk of sustained high inflation would likely be accompanied by monetary policy tightening with potential negative effects on various elevated asset classes.

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

Although we also originate C&I and ADC loans, and invest in securities, our portfolios of multi-family and CRE loans represent the largest portion of our asset mix (91% of total loans held for investment as of December 31, 2021). Our leadership position in these markets has been instrumental to our production of solid earnings and our consistent record of exceptional asset quality. We monitor the ratio of our multi-family, CRE, and ADC loans (as defined in the CRE Guidance) to our total risk-based capital to ensure that we are in compliance with regulatory guidance. Any inability to grow our multi-family and CRE loan portfolios, could negatively impact our ability to grow our earnings per share.

The inability to engage in merger transactions, or to realize the anticipated benefits of acquisitions in which we might engage, could adversely affect our ability to compete with other financial institutions and weaken our financial performance.

Our ability to engage in future mergers and acquisitions would depend on our ability to identify suitable merger partners and acquisition opportunities, our ability to finance and complete negotiated transactions at acceptable prices and on acceptable terms, and our ability to obtain the necessary stockholder and regulatory approvals.

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

The failure to receive the necessary regulatory approvals for the Company's acquisition of Flagstar Bancorp, Inc. in a timely manner, would have a material negative impact on our financial results, operations, and reputation.

On April 26, 2021, the Company entered into a definitive merger agreement under which it will acquire Flagstar Bancorp, Inc. in a 100% stock transaction. On August 4, 2021, both sets of shareholders approved the merger. Completion of the proposed merger remains subject to the receipt of required approvals from NYSDFS, the FDIC, and the FRB.

While both companies remain committed to continuing to seek all such approvals, the aforementioned regulatory approvals could be delayed or not obtained at all, including due to: an adverse development in either company's regulatory standing or in any other factors considered by regulators when granting such approvals, including factors not known at the present time.

If the merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. The Company could also be subject to litigation related to any failure to complete the merger.

Additionally, NYCB has incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transaction completed by the merger agreement, as well as the costs and expenses incurred in connection with the merger. If the merger is not completed, NYCB would have incurred these expenses without realizing the expected benefits of the merger.

The inability to receive dividends from our subsidiary bank could have a material adverse effect on our financial condition or results of operations, as well as our ability to maintain or increase the current level of cash dividends we pay to our stockholders.

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

The occurrence of any failure, breach, or interruption in service involving our systems or those of our service providers could damage our reputation, cause losses, increase our expenses, and result in a loss of customers, an increase in regulatory scrutiny, heightened cyber risk, or expose us to civil litigation and possibly financial liability, any of which could adversely impact our financial condition, results of operations, and the market price of our stock.

Communication and information systems are essential to the conduct of our business, as we use such systems, and those maintained and provided to us by third-party service providers, to manage our customer relationships, our general ledger, our deposits, and our loans. In addition, our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. With the rise and permeation of online and mobile banking, the financial services industry in particular faces substantial cybersecurity risk due to the type of sensitive information provided by customers. Our systems and those of our third-party service providers and customers are under constant threat, and it is possible that we or they could experience a significant event in the future that could adversely affect our business or operations.

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

Our ability to attract and retain investors, customers, clients, and employees could be adversely affected by damage to our reputation resulting from various sources, including employee misconduct, litigation, or regulatory outcomes; failure to deliver minimum standards of service and quality; compliance failures; unintentional disproportionate assessment of fees to customers of protected classes; unethical behavior; unintended disclosure of confidential information; and the activities of our clients, customers, and/or counterparties. Actions by the financial services industry in general, or by certain entities or individuals within it, also could have a significantly adverse impact on our reputation.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social, and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social, and governance ("ESG") practices and disclosure. Investor advocacy groups, investment funds, and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Increased ESG-related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Additionally, concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Investors, consumers, and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as investor, consumer and business preferences resulting from climate change concerns. The Company and its customers may face cost increases, asset value reductions, and operating process changes, among other impacts. The impact on the Company’s customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, the Company would face reductions in credit worthiness on the part of some customers or in the value of assets securing loans. Investors could determine not to invest in the Company’s securities due to various climate change related considerations. The Company’s efforts to take these risks into account in making lending and other decisions may not be effective in protecting the Company from the negative impact of new laws and regulations or changes in investor, consumer or business behavior.

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

ITEM 3. LEGAL PROCEEDINGS

Following the announcement of the Merger Agreement, the first of four lawsuits was filed on June 23, 2021 in United States Federal District Courts by alleged stockholders of NYCB against NYCB and the members of its board of directors challenging the accuracy or completeness of the disclosures contained in the Form S-4 filed on June 25, 2021 by NYCB with the SEC relating to the proposed Merger. Four additional lawsuits were filed by alleged Flagstar stockholders in state and federal courts against Flagstar and its board of directors (and, in one instance, NYCB and 615 Corp.) challenging the proposed Merger or Flagstar’s disclosures relating to the Merger, and those four lawsuits have since been resolved and dismissed. The complaints in the actions against NYCB allege, among other things, that the defendants caused a materially incomplete and misleading Form S-4 relating to the proposed Merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. None of NYCB defendants has been served with the complaint in any of these actions, and NYCB believes that these claims are without merit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of New York Community Bancorp, Inc. trades on the New York Stock Exchange (the “NYSE”) under the symbol “NYCB.”

At December 31, 2021, the number of outstanding shares was 465,015,643 and the number of registered owners was approximately 10,430. The latter figure does not include those investors whose shares were held for them by a bank or broker at that date.

Stock Performance Graph

The following graph compares the cumulative total return on the Company’s stock in the five years ended December 31, 2021 with the cumulative total returns on a broad market index (the S&P Mid-Cap 400 Index) and a peer group index (the S&P U.S. BMI Banks Index) during the same time. The S&P Mid-Cap 400 Index was chosen as the broad market index in connection with the Company’s trading activity on the NYSE; the S&P U.S. BMI Banks Index currently is comprised of 302 bank and thrift institutions, including the Company. S&P Global Market Intelligence provided us with the data for both indices.

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

The cumulative total returns are based on the assumption that $100.00 was invested in each of the three investments on December 31, 2016 and that all dividends paid since that date were reinvested. Such returns are based on historical results and are not intended to suggest future performance.

Comparison of 5-Year Cumulative Total Return

Among New York Community Bancorp, Inc.,

S&P Mid-Cap 400 Index, and S&P U.S. BMI Banks Index*

ASSUMES $100 INVESTED ON DECEMBER 31, 2016 AND DIVIDEND REINVESTED

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
New York Community Bancorp, Inc.	$100.00	$86.12	$66.11	$89.50	$84.30	$103.41
S&P Mid-Cap 400 Index	$100.00	$116.24	$103.36	$130.44	$148.26	$184.97
S&P U.S. BMI Banks Index	$100.00	$118.21	$98.75	$135.64	$118.33	$160.89

*The SNL U.S. Bank & Thrift Index was renamed to the S&P U.S. BMI Banks Index.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of December 31, 2021, the Company has approximately $17 million remaining under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

During the year December 31, 2021, the Company repurchased $16 million or 1.4 million shares of its common stock, all of which was allocated toward the repurchase of shares tied to its stock-based incentive plans.

(dollars in millions, except per share data) Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2021	1,343,366	$11.55	$16
Second Quarter 2021	17,422	11.99	-
Third Quarter 2021	36,163	11.58	-
Fourth Quarter 2021
October	579	13.85	-
November	2,246	12.51	-
December	2,331	11.96	-
Total Fourth Quarter 2021	5,156	12.41	-
2021 Total	1,402,107	11.56	$16

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the purpose of this discussion and analysis, the words “we,” “us,” “our,” and the “Company” are used to refer to New York Community Bancorp, Inc. and our consolidated subsidiaries, including New York Community Bank (the “Bank”).

Executive Summary

New York Community Bancorp, Inc. is the holding company for New York Community Bank, with 237 branches in Metro New York, New Jersey, Ohio, Florida, and Arizona. At December 31, 2021, we had total assets of $59.5 billion, including total loans of $45.7 billion, total deposits of $35.1 billion, and total stockholders’ equity of $7.0 billion.

Chartered in the State of New York, the Bank is subject to regulation by the FDIC, the CFPB, and the NYSDFS. In addition, the holding company is subject to regulation by the FRB, the SEC, and to the requirements of the NYSE, where shares of our common stock are traded under the symbol “NYCB” and shares of our preferred stock trade under the symbol “NYCB PA.” As a publicly traded company, our mission is to provide our stockholders with a solid return on their investment by producing a strong financial performance, maintaining a solid capital position, and engaging in corporate strategies that enhance the value of their shares.

For the twelve months ended December 31, 2021, net income was $596 million, an increase of $85 million or 17% compared to the $511 million the Company reported for the twelve months ended December 31, 2020. Net income available to common stockholders for the twelve months ended December 31, 2021 was $563 million, also up $85 million and 18% compared to the twelve months ended December 31, 2020. On a per share basis, this translates into diluted earnings per share of $1.20 in full-year 2021, up 18% compared to the $1.02 we reported in full-year 2020. In terms of profitability, our full-year 2021 results reflect a return on average assets of 1.04% compared to 0.94% in full-year 2020 and a return on average common stockholders' equity of 8.75% versus 7.71%.

The key trends during 2021 were:

Strong Year-Over-Year Growth In Our Loan Portfolio

At December 31, 2021, total loans and leases held for investment were $46 billion, up $2.9 billion or 7% compared to December 31, 2020. The majority of this growth took place during the fourth quarter of the year, as total loans and leases held for investment increased $2.1 billion compared to September 30, 2021. Both the year-over-year and linked-quarter increase were driven by our multi-family and specialty finance portfolios, offset by modest declines in the CRE portfolio.

At year-end 2021, multi-family loans increased $2.4 billion or 7% compared to year-end 2020 with most of this growth occurring in the fourth quarter. Multi-family loans grew $1.8 billion during the fourth quarter of 2021 compared to the third quarter of 2021. The growth in the multi-family portfolio was driven by increased activity on the part of both existing and new borrowers prompted by the expectation of higher interest rates in 2022, a strong rebound in property transactions, and the Company's ability to service and meet our borrowers' needs.

The specialty finance portfolio totaled $3.5 billion at December 31, 2021, up $451 million or 15% compared to December 31, 2020 and up $337 million compared to September 30, 2021. The increase in specialty finance loans was the result of increased borrowers demand due to improved economic activity.

Our Deposit Base Continued to Show Solid Growth

Total deposits at December 31, 2021 were $35.1 billion, up $2.6 billion or 8% compared to December 31, 2020 and increased $438 million compared to September 30, 2021. Core deposits (total deposits excluding CDs) increased to $26.6 billion at year-end 2021, up $4.5 billion or 20% compared to year-end 2020 and $738 million compared to the third quarter of 2021.

The year-over-year growth was driven by higher levels of non-interest bearing accounts and savings accounts. Non-interest bearing accounts at December 31, 2021 totaled $4.5 billion, up $1.5 billion or 47% compared to December 31, 2020. Savings accounts totaled $8.9 billion at December 31, 2021, increasing $2.5 billion or 39% compared to the balance at December 31, 2020. This was offset by a $1.9 billion or 18% decrease in CDs, which totaled $8.4 billion at December 31, 2021. CDs at year-end 2021 represented 24% of total deposits compared to 32% at year-end 2020.

Total deposits at year-end 2021 also reflect the impact of various initiatives we undertook during the year: the launch of our Banking as a Service business and an increase in loan-related deposits. Loan-related deposits increased $475 million or 14% to $4 billion at year-end 2021 compared to year-end 2020. Loan-related deposits include business operating accounts, which increased 37% or $318 million to $1.2 billion, representing 30% of overall loan-related deposits. Banking as a Service-related deposits totaled $1 billion in its first year.

Continued Expense Discipline

For the twelve months ended December 31, 2021, total non-interest expenses were $541 million, up $30 million or 6% compared to the twelve months ended December 31, 2020. Included in the 2021 full-year results were $23 million of merger expenses related to our pending acquisition of Flagstar Bancorp, Inc. compared to no such expenses during full-year 2020. Excluding such merger-related expenses, total operating expenses during full-year 2021 were $518 million, up $7 million or 1% compared to full-year 2020. As a result of the modest increase in operating expenses and higher net income, the efficiency ratio in 2021 declined to 38.36% compared to 44.02% in 2020.

Continued Growth in our Net Interest Income and NIM Expansion

During the twelve months ended December 31, 2021, both our net interest income and the NIM continued to improve. Net interest income for full-year 2021 increased $189 million or 17% to $1.3 billion compared to full-year 2020. The year-over-year increase was primarily due to lower interest expense. Interest expense fell $208 million or 34% to $400 million for the twelve months ended December 31, 2021. Included in net interest income for the twelve months ended December 31, 2021 was $79 million of prepayment income, up $25 million or 46% compared to the twelve months ended December 31, 2020.

Our NIM also improved during full-year 2021. For the twelve months ended December 31, 2021, the NIM expanded 23 bp to 2.47% compared to the twelve months ended December 31, 2020. The improvement was driven by a decline in our cost of funding, which declined 51 bps to 0.88% in full-year 2021. Prepayment income added 15 bps to this year's NIM compared to 11 bps last year.

Our Asset Quality Metrics Remain Strong

NPAs at December 31, 2021 were $41 million or seven bps of total assets, down $5 million or 11% compared to $46 million or eight bps of total assets at December 31, 2020. Total NPLs also decreased $5 million or 13% to $33 million or seven bps of total loans compared to $38 million or nine bps of total loans at December 31, 2020.

Our CARES Act-related deferrals also improved. At December 31, 2021, deferred loans paying interest-only and escrow totaled $479 million, down $2.1 billion or 81% compared to year-end 2020. As of year-end 2021, the Company had zero full-payment deferrals.

Critical Accounting Policies

The preparation of these financial statements requires management to make estimates that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Actual results may differ from these estimates under varying conditions. On a quarterly basis, management evaluates its estimates, particularly those that involve the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. The most significant judgments and estimates relate to the accounting policy for the Allowance for Credit Losses that is discussed in more detail below.

The judgments used by management in applying these critical accounting policies may be influenced by adverse changes in the economic environment, which may result in changes to future financial results.

Allowance for Credit Losses

The Company’s January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the allowance since December 31, 2019. ASU No. 2016-13 replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842. At December 31, 2019, the allowance for credit losses on loans and leases totaled $148 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326 and recognized an increase in the allowance for credit losses on loans and leases of $2 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $1 million. Upon adoption, the Company recognized an increase in the allowance for unfunded commitments of $13 million as a “Day 1” transition adjustment with a corresponding decrease in retained earnings.

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

When applying this critical accounting policy we incorporate several inputs and judgments that may be influenced by changes period to period. These include, but are not limited to changes in the economic environment and forecasts, changes in the credit profile and characteristics of the loan portfolio, and changes in prepayment assumptions which will result in provisions to or recoveries from the balance of the allowance for credit losses.

While changes to the economic environment forecasts, and portfolio characteristics will change from period to period, portfolio prepayments are an integral assumption in estimating the allowance for credit losses on our mortgage loan portfolio, are subject to estimation uncertainty and changes in this assumption could have a material impact to our estimation process. Prepayment assumptions are sensitive to interest rates and existing loan terms and determine the weighted average life of the mortgage loan portfolio. Excluding other factors, as the weighted average life of the portfolio increases or decreases, so will the required amount of the allowance for credit losses on mortgage loans. A 20% decrease in prepayment assumptions would lead to an increase in the required allowance for credit losses on mortgage loans of approximately 6%.

FINANCIAL CONDITION

Balance Sheet Summary

At December 31, 2021, total assets were $59.5 billion, up $3.2 billion or 6% compared to December 31, 2020 and up $1.6 billion compared to the third quarter of 2021. The growth compared to both periods was driven by high-single digit loan growth funded primarily through deposits and a fourth-quarter increase in the level of whole sale borrowings.

Total loans and leases held for investment of $45.7 billion increased $2.9 billion or 7% compared to December 31, 2020 and rose $2.1 billion compared to September 30, 2021. Both the year-over-year and linked-quarter was due to growth in both the multi-family and specialty finance portfolios, offset by modest declines in the CRE portfolio.

Total deposits for the full year were $35.1 billion, up $2.6 billion or 8% compared to last year and increased $438 million compared to the previous quarter. Core deposits (total deposits excluding CDs) increased to $26.6 billion of year-end 2021, up $4.5 billion or 20% compared to year-end 2020 and $738 million compared to the third quarter of 2021.

Borrowed funds totaled $16.6 billion of year-end 2021, up $478 million or 3% compared to year-end 2020. Given the strong loan growth during the fourth quarter of 2021, the Company utilized borrowings of all which were FHLB-NY advances to fund some of this growth. Accordingly, borrowed funds during the fourth quarter increased $1.1 billion compared to the third quarter of 2021.

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

In 2021, we originated $13.1 billion of loans, a $276 million or a 2% increase from the prior year. The higher level of originations was largely driven by a 17% increase in specialty finance originations.

Multi-Family Loans

Multi-family loans are our principal asset. The loans we produce are primarily secured by non-luxury residential apartment buildings in New York City that feature rent-regulated units and below-market rents—a market we refer to as our “primary lending niche.” Consistent with our emphasis on multi-family lending, multi-family loan originations represented $8.3 billion, or 63%, of the loans we produced for investment in 2021.

At December 31, 2021, multi-family loans represented $34.6 billion, or 76%, of total loans held for investment, reflecting a year-over-year increase of $2.4 billion, or 7%.

The majority of our multi-family loans were secured by rental apartment buildings.

At December 31, 2021, $22.1 billion or 64% of the Company’s total multi-family loan portfolio is secured by properties in New York State and, therefore, are subject to the new rent regulation laws. The weighted average LTV of the NYS rent regulated multi-family portfolio was 55.62% as of December 31, 2021, compared to a weighted average LTV of 59.29% for the entire multi-family loan portfolio at that date.

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

Commercial Real Estate Loans

At December 31, 2021, CRE loans represented $6.7 billion, or 15%, of total loans held for investment, reflecting a year-over-year decrease of $138 million or 2.0% compared to December 31, 2020.

CRE loans represented $893 million, or 7%, of the loans we originated in 2021, as compared to $958 million, or 7%, in the prior year.

The CRE loans we produce are secured by income-producing properties such as office buildings, retail centers, mixed-use buildings, and multi-tenanted light industrial properties. At December 31, 2021, 83.5% of our CRE loans were secured by properties in the metro New York City area, while properties in other parts of New York State accounted for 2.3% of the properties securing our CRE credits, while all other states accounted for 14.2%, combined.

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

Specialty Finance Loans and Leases

At December 31, 2021, specialty finance loans and leases totaled $3.5 billion or 8% of total loans held for investment, up $451 million or 15% compared to December 31, 2020.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. As of December 31, 2021 NYCB Specialty Finance has $3.7 billion of loans outstanding versus $5.6 billion in loan commitments. Of the $5.6 billion in NYCB Specialty Finance commitments, 69% or $3.9 billion are structured as floating rate obligations which will benefit in a rising rate environment. All floating rate obligations are being transitioned from LIBOR to an appropriate LIBOR replacement index in accordance with the regulatory guidance provided around LIBOR cessation.

During 2021, the Company originated $3.2 billion of specialty finance loans and leases, representing 24% of total originations compared to $2.7 billion during 2020, representing 21% of total originations.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

C&I Loans

In the twelve months ended December 31, 2021, C&I loans increased $132 million or 34% to $526 million, or 1% of total loans, and represented $536 million or 4% of the held for investment loans we originated.

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

Acquisition, Development, and Construction Loans

At December 31, 2021, ADC loans represented $209 million, or 0.5%, of total loans held for investment, as compared to $90 million, or 0.2%, at the prior year-end. Originations of ADC loans totaled $119 million in 2021, up from $35 million at December 31, 2020.

Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the credit cycle, borrowers are required to provide a guarantee of repayment and completion. In the twelve months ended December 31, 2021 and 2020, we did not recover any losses against guarantees. The risk of loss on an ADC loan is largely dependent upon the accuracy of the initial appraisal of the property’s value upon completion of construction; the developer’s experience; the estimated cost of construction, including interest; and the estimated time to complete and/or sell or lease such property.

When applicable, as a condition to closing an ADC loan, it is our practice to require that properties meet pre-sale or pre-lease requirements prior to funding.

One-to-Four Family Loans

At December 31, 2021, one-to-four family loans represented $160 million, or 0.3%, of total loans held for investment, as compared to $236 million, or 0.6%, at the prior year-end. These loan balances include certain mixed-use CRE loans with less than five residential units classified as one-to-four family loans. Other than these types of loans, we do not currently originate traditional one-to-four family loans.

Other Loans

At December 31, 2021, other loans totaled $6 million and consisted primarily of consumer loans, most of which were overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or lines of credit.

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

In 2021, 251 loans greater than $10 million were originated by the Bank, with an aggregate loan balance of $7.0 billion at origination. In 2020, by comparison, 252 loans greater than $10 million were originated, with an aggregate loan balance at origination of $7.5 billion.

At December 31, 2021 and 2020, the largest mortgage loan in our portfolio was a $329 million multi-family loan, which is collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at December 31, 2021:

At December 31, 2021
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,731	22.34%	$2,867	42.80%
Brooklyn	6,144	17.76	363	5.42
Bronx	3,577	10.34	143	2.14
Queens	2,900	8.38	595	8.88
Staten Island	124	0.36	53	0.79
Total New York City	$20,476	59.18%	$4,021	60.03%
New Jersey	4,704	13.59	545	8.14
Long Island	563	1.63	1,026	15.32
Total Metro New York	$25,743	74.40%	$5,592	83.49%
Other New York State	1,093	3.16	157	2.34
Pennsylvania	3,266	9.44	323	4.82
Florida	1,390	4.02	219	3.27
Ohio	696	2.01	22	0.33
Arizona	412	1.19	10	0.15
All other states	2,003	5.80	375	5.60
Total	$34,603	100.00%	$6,698	100.00%

At December 31, 2021, the majority of our other loans held for investment, excluding specialty finance loans and leases, were secured by properties and/or businesses located in Metro New York.

Loan Maturity and Repricing Analysis: Loans Held for Investment

The following table sets forth the maturity or period to repricing of our portfolio of loans held for investment at December 31, 2021. Loans that have adjustable rates are shown as being due in the period during which their interest rates are next subject to change.

(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Other	Total Loans
Amount due:
Within one year	$8,752	$2,352	$123	$177	$2,750	$14,154
After one year:
One to five years	22,381	3,748	36	29	1,123	27,317
Over five years to fifteen years	3,445	598	1	3	101	4,148
Over fifteen years	25	—	—	—	37	62
Total due or repricing after one year	25,851	4,346	37	32	1,261	31,527
Total amounts due or repricing, gross	$34,603	$6,698	$160	$209	$4,011	$45,681

The following table sets forth, as of December 31, 2021, the dollar amount of all loans held for investment that are due after December 31, 2022, and indicates whether such loans have fixed or adjustable rates of interest:

	Due after December 31, 2022
(in millions)	Fixed	Adjustable	Total
Mortgage Loans:
Multi-family	$4,809	$21,042	$25,851
Commercial real estate	455	3,891	4,346
One-to-four family	37	-	37
Acquisition, development, and construction	32	-	32
Total mortgage loans	5,333	24,933	30,266
Other loans	1,192	69	1,261
Total loans	$6,525	$25,002	$31,527

Loans Held for Sale

At December 31, 2021, loans held for sale were zero compared to $117 million at December 31, 2020. The balance at year-end 2020 consisted entirely of Paycheck Protection Program loans. During 2020 and the first half of 2021, the Company was a participant in the Small Business Administration Paycheck Protection Program, a loan program established to help consumers and small businesses during the COVID-19 pandemic. During the second quarter of 2021, the Company transferred the $94 million of PPP loans remaining on the balance sheet that were held for sale to the held for investment C&I portfolio.

Loan Origination Analysis

The following table summarizes our production of loans held for investment in the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021		2020
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
Mortgage Loan Originated for Investment:
Multi-family	$8,256	62.87%	$8,712	67.78%
Commercial real estate	893	6.80	958	7.45
One-to-four family residential	168	1.28	58	0.45
Acquisition, development, and construction	119	0.91	35	0.27
Total mortgage loans originated for investment	9,436	71.86	9,763	75.95
Other Loans Originated for Investment:
Specialty finance	3,153	24.01	2,695	20.96
Other commercial and industrial	536	4.08	393	3.06
Other	6	0.05	4	0.03
Total other loans originated for investment	3,695	28.14	3,092	24.05
Total loans originated for investment	$13,131	100.00%	$12,855	100.00%

Loan Portfolio Analysis

The following table summarizes the composition of our loan portfolio at each year-end for the three years ended December 31, 2021:

	At December 31,
	2021		2020		2019
(dollars in millions)	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
Mortgage Loans:
Multi-family	$34,603	75.75%	$32,236	75.07%	$31,159	74.46%
Commercial real estate	6,698	14.66	6,836	15.92	7,082	16.93
One-to-four family	160	0.35	236	0.55	380	0.91
Acquisition, development, and construction	209	0.46	90	0.21	201	0.48
Total mortgage loans	41,670	91.22	39,398	91.75	38,822	92.78
Other Loans:
Specialty finance	3,479	7.62	3,024	7.04	2,594	6.20
Other commercial and industrial	527	1.16	393	0.92	420	1.00
Other loans	5	0.01	7	0.02	8	0.02
Total other loans	4,011	8.78	3,424	7.98	3,022	7.22
Total loans held for investment	$45,681	100.00	$42,822	99.73	$41,844	100.00
Loans held for sale	—	-	117	0.27	—	—
Total loans	$45,681	100.00%	$42,939	100.00%	$41,844	100.00%
Net deferred loan origination costs	57		62		50
Allowance for credit losses on loans and leases	(199)		(194)		(148)
Total loans and leases, net	$45,539		$42,807		$41,746

Asset Quality

Loans Held for Investment and Repossessed Assets

Total NPAs were $41 million or 0.07% of total assets at December 31, 2021, down 11% or $5 million compared to $46 million or 0.08% of total assets at December 31, 2020. Total non-accrual mortgage loans increased $9 million to $27 million, while other non-accrual loans, consisting mainly of taxi medallion-related loans, declined $14 million to $6 million compared to $20 million at December 31, 2020. Included in these amounts were non-accrual taxi medallion-related loans of $6 million and $19 million, respectively.

Repossessed assets totaled $8 million, unchanged compared to the balance at December 31, 2020. As is the case with other non-accrual loans, the majority of the Company’s repossessed assets consist of taxi medallions. Taxi medallions represented $5 million of total repossessed assets at December 31, 2021 compared to $7 million at December 31, 2020.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2020 to December 31, 2021:

			Change from December 31, 2020 to December 31, 2021
(dollars in millions)	December 31, 2021	December 31, 2020	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$10	$4	$6	150%
Commercial real estate	16	12	4	33
One-to-four family	1	2	(1)	(50)
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	27	18	9	50
Non-accrual other loans (1)	6	20	(14)	(70)
Total non-performing loans	$33	$38	$(5)	(13)

(1)
Includes $6 million and $19 million of non-accrual taxi medallion-related loans at December 31, 2021 and 2020, respectively.

The following table sets forth the changes in non-performing loans over the twelve months ended December 31, 2021:

(in millions)
Balance at December 31, 2020	$38
New non-accrual	31
Charge-offs	(10)
Transferred to repossessed assets	—
Loan payoffs, including dispositions and principal pay-downs	(20)
Restored to performing status	(6)
Balance at December 31, 2021	$33

A loan generally is classified as a “non-accrual” loan when it is 90 days or more past due or when it is deemed to be impaired because we no longer expect to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, we cease the accrual of interest owed, and previously accrued interest is reversed and charged against interest income. At December 31, 2021 and 2020, all of our non-performing loans were non-accrual loans. A loan is generally returned to accrual status when the loan is current and we have reasonable assurance that the loan will be fully collectible.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 120% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at December 31, 2021. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2021 to December 31, 2020:

			Change from December 31, 2020 to December 31, 2021
(dollars in millions)	December 31, 2021	December 31, 2020	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$57	$4	$53	1325%
Commercial real estate	2	10	(8)	-80
One-to-four family	8	2	6	300
Acquisition, development, and construction	—	—	-	NM
Other loans	—	—	-	NM
Total loans 30-89 days past due	$67	$16	$51	319%

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

While we strive to originate loans that will perform fully, adverse economic and market conditions, among other factors, can negatively impact a borrower’s ability to repay. Historically, our level of charge-offs has been relatively low in downward credit cycles, even when the volume of non-performing loans has increased. In 2021, we recorded a net recovery of $2 million, as compared to net charge-offs of $19 million in the previous year. Taxi medallion-related net charge-offs accounted for $2 million of this year's amount compared to $12 million of last year's amount.

Partially reflecting the net recoveries noted above, and the provision of $3 million for the allowance for loan losses, the allowance for losses on loans increased $5 million, equaling $199 million at December 31, 2021 from $194 million at December 31, 2020. Reflecting the decrease in non-performing loans cited earlier in this discussion, the allowance for credit losses represented 611.79% of non-performing loans at December 31, 2021, as compared to 513.55% at the prior year-end.

Based upon all relevant and available information at the end of this December, management believes that the allowance for losses on loans was appropriate at that date.

The following table presents information about our five largest non-performing loans at December 31, 2021:

(dollars in millions)	Loan No. 1	Loan No. 2 (2)	Loan No. 3	Loan No. 4	Loan No. 5
Type of Loan	CRE	Multi-Family	CRE	Multi-Family	CRE
Origination date	06/20/14	07/28/2015	09/20/2016	07/24/2020	06/16/2003
Origination balance	$10	$8	$10	$2	$2
Full commitment balance (1)	$10	$8	$10	$2	$2
Balance at December 31, 2021	$8	$7	$6	$2	$1
Associated allowance	$—	$—	$—	$—	$—
Non-accrual date	October 2019	January 2021	November 2021	November 2021	October 2015
Origination LTV	65%	59%	72%	25%	68%
Current LTV	86%	84%	95%	26%	23%
Last appraisal	November 2021	August 2021	May 2021	December 2021	August 2021

(1)
There are no funds available for further advances on the five largest non-performing loans.
(2)
Loan is a Troubled Debt Restructure.

The following is a description of the five loans identified in the preceding table.

No. 1 - The borrower is an owner of real estate and is based in New York. The loan is collateralized by an 8,566 square foot, retail condo unit located in New York, New York.

No. 2 - The borrower is an owner of real estate and is based in New York. The loan is collateralized by a 6 story plus basement walk-up, mixed use building, containing 50 residential units and 5 commercial units, located in New York, NY.

No. 3 - The borrower is an owner of real estate and is based in New Florida. The loan is collateralized by retail property containing 8,490 square feet of gross leasable area, located in Miami, Fl.

No. 4 - The borrower is an owner of real estate and is based in New York. This loan is collateralized by one three (3) story walk-up building containing 6 residential units, 1 four (4) story walk-up building containing 8 residential units and 1 four (4) story mixed use building containing 6 residential units and 1 commercial unit located in Brooklyn, New York.

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

At December 31, 2021, loans modified as TDRs totaled $29 million, including accruing loans of $16 million and non-accrual loans of $13 million. At the prior year-end, loans modified as TDRs totaled $34 million, including accruing loans of $15 million and non-accrual loans of $19 million.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the twelve months ended December 31, 2021:

(in millions)	Accruing	Non- Accrual	Total
Balance at December 31, 2020	$15	$19	$34
New TDRs	1	10	11
Charge-offs	—	(4)	(4)
Transferred from performing	—	—	—
Loan payoffs, including dispositions and principal pay-downs	—	(12)	(12)
Balance at December 31, 2021	$16	$13	$29

Loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $29 million and $18 million, respectively, at December 31, 2021 and 2020; loans in connection with which forbearance agreements were reached amounted to $0 million and $16 million at the respective dates.

Based on the number of loans performing in accordance with their revised terms, our success rate for restructured CRE loans was 100%; for one-to-four loans it was 0% at the end of this December; our success rate for other loans was 15%, at that date.

On a limited basis, we may provide additional credit to a borrower after the loan has been placed on non-accrual status or modified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. In 2021, no such additional credit was provided. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

For additional information about our TDRs at December 31, 2021 and 2020, see the discussion of “Asset Quality” in Note 5, “Loans and Leases” in Item 8, “Financial Statements and Supplementary Data.”

Except for the non-accrual loans and TDRs disclosed in this filing, we did not have any potential problem loans at December 31, 2021 that would have caused management to have serious doubts as to the ability of a borrower to comply with present loan repayment terms and that would have resulted in such disclosure if that were the case.

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

Under the CARES Act, the Company made the election to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency declaration or (B) December 31, 2020. In December 2020, Congress amended the CARES Act through the Consolidated Appropriations Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending TDR relief under the CARES Act. The CARES Act expired on December 31, 2021.

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act and interagency regulatory guidance. These modifications were primarily full payment deferrals for an initial six month period, with the ability to extend again at the end of the deferral period, at the Bank’s discretion. Most of these deferrals were entered into during April and May, and were therefore, they were eligible to come off of their deferral period beginning in the fourth quarter of 2020, and the remaining were eligible to come off their deferral during the first quarter of 2021. Accordingly, at December 31, 2021, 100% of the Company's full-payment deferrals had returned to payment status.

In addition to the full-payment deferrals, the Company entered into certain modifications whereby the borrowers are paying interest and escrow only. At December 31, 2021, principal deferrals totaled $479 million, down $2.1 billion or 81% compared to $2.5 billion at December 31, 2020 and down $435 million or 48% compared to $914 million at September 30, 2021.

The following table reflects as of December 31, 2021, the aggregate amount of principal deferrals by various categories:

			Deferred as
			a % of	Weighted
	Amount in	Outstanding	Total	Average
	Deferral	Balance	Portfolio	LTV
(dollars in millions)
Multi-Family	$351	$34,571	1.0%	56.8%
CRE:
Office	113	3,112	3.6%	74.3%
Retail	6	1,759	0.3%	115.6%
Mixed Use	3	543	0.6%	55.3%
Other	—	1,284	0.0%	N/A
Sub-total CRE	$122	$6,698	1.8%	75.7%

Total multi-family and CRE	$473	$41,269	1.1%	61.7%

Other	$6

Total	$479

Additionally, the allowance for credit losses on accrued interest receivable on loans, including loans in the deferral program, was $1.0 million, as of December 31, 2021.

Asset Quality Analysis

The following table presents information regarding our asset quality measures at each year-end in the three years ended December 31, 2021.

	At or for the Years Ended December 31,
	2021	2020	2019
Non-performing loans to total loans	0.07%	0.09%	0.15%
Non-performing assets to total assets	0.07%	0.08	0.14
Allowance for losses on loans to non-performing loans	611.79	513.55	241.07
Allowance for losses on loans to total loans	0.44	0.45	0.35

The following table presents information on the Company's net charge-offs as compared to average loans outstanding for the three years ended December 31, 2021:

	For the Year Ended
	December 31,
(dollars in millions)	2021	2020	2019
Multi-family
Net charge-offs (recoveries) during the period	$1	$(1)	$1
Average amount outstanding	$32,424	$31,322	$29,993
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%	0.00%

Commercial real estate
Net charge-offs (recoveries) during the period	$2	$2	$-
Average amount outstanding	$5,489	$6,009	$6,220
Net charge-offs (recoveries) as a percentage of average loans	0.04%	0.03%	0.00%

One-to-Four Family
Net charge-offs (recoveries) during the period	$1	$-	$1
Average amount outstanding	$191	$314	$415
Net charge-offs (recoveries) as a percentage of average loans	0.52%	0.00%	0.24%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$-	$-	$-
Average amount outstanding	$152	$116	$311
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%	0.00%

Other Loans
Net charge-offs (recoveries) during the period	$(6)	$18	$17
Average amount outstanding	$4,944	$4,267	$3,446
Net charge-offs (recoveries) as a percentage of average loans	-0.12%	0.42%	0.49%

Total loans
Net charge-offs (recoveries) during the period	$(2)	$19	$19
Average amount outstanding	$43,200	$42,028	$40,385
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.04%	0.05%

The following table sets forth the allocation of the consolidated allowance for losses on loans, at each year-end for the three years ended December 31, 2021:

	2021		2020		2019
(dollars in millions)	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment	Amount	Percent of Loans in Each Category to Total Loans Held for Investment
Multi-family loans	$159	75.75%	$150	75.28%	$97	74.46%
Commercial real estate loans	17	14.66	24	15.96	21	16.93
One-to-four family residential loans	1	0.35	1	0.55	1	0.91
Acquisition, development, and construction loans	2	0.46	1	0.21	4	0.48
Other loans	20	8.78	18	8.00	25	7.22
Total loans	$199	100.00%	$194	100.00%	$148	100.00%

Each of the preceding allocations was based upon an estimate of various factors, as discussed in “Critical Accounting Policies” earlier in this report, and a different allocation methodology may be deemed to be more appropriate in the future. In addition, it should be noted that the portion of the allowance for losses on loans allocated to each loan category does not represent the total amount available to absorb losses that may occur within that category, since the total loan loss allowance is available for the entire loan portfolio.

The following table presents a geographical analysis of our non-performing loans at December 31, 2021:

(in millions)
New York	$25
New Jersey	1
All other states	7
Total non-performing loans	$33

Securities

Total securities were $5.8 billion, or 10%, of total assets at December 31, 2021, unchanged compared to December 31, 2020. At December 31, 2021 and December 31, 2020, all of our securities were designated as “Available-for-Sale”. At December 31, 2021, 26% of the securities portfolio was tied to floating rates, 25% of which are currently floating.

At December 31, 2021, available-for-sale securities had an estimated weighted average life of 6.9 years. Included in the year-end amount were mortgage-related securities of $2.8 billion and other debt securities of $3.0 billion.

At the prior year-end, available-for-sale securities were $5.8 billion, and had an estimated weighted average life of 4.9 years. Mortgage-related securities accounted for $3.0 billion of the year-end balance, with other debt securities accounting for the remaining $2.8 billion.

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

Our general investment strategy is to purchase liquid investments with various maturities to ensure that our overall interest rate risk position stays within the required limits of our investment policies. We generally limit our investments to GSE obligations and U.S. Treasury obligations. At December 31, 2021 and 2020, GSE obligations and U.S. Treasury obligations together represented 83% and 82% of total securities, respectively. The remainder of the portfolio at those dates was comprised of corporate bonds, foreign notes, capital trust notes, and municipal obligations.

The following table summarizes the weighted average yields of debt securities for the maturities indicated at December 31, 2021:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)

Available-for-Sale Debt Securities: (1)
Due within one year	2.72%	0.06%	—%	1.01%
Due from one to five years	3.23	3.52	—	1.83
Due from five to ten years	2.48	1.62	3.52	2.24
Due after ten years	1.84	1.60	3.33	1.09
Total debt securities available for sale	1.98	1.59	3.48	1.72

(1)
The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)
Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock. At December 31, 2021, the Bank held FHLB-NY stock in the amount of $734 million. At December 31, 2020, the Bank held FHLB-NY stock in the amount of $714 million. Dividends from the FHLB-NY to the Bank totaled $32 million and $36 million, respectively, in 2021 and 2020.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI rose $20 million year-over-year to $1.2 billion at December 31, 2021.

Goodwill

We record goodwill in our consolidated statements of condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed.

For more information about the Company’s goodwill, see the discussion of “Summary of Significant Accounting Policies” in the Footnote 2 of these consolidated statements.

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

In 2021, loan repayments and sales generated cash flows of $10.4 billion, as compared to $11.9 billion in 2020. Cash flows from repayments accounted for $10.4 billion and $11.9 billion of the respective totals, and cash flows from sales accounted for $37 million and $3 million in 2021 and 2020, respectively.

In 2021, cash flows from the repayment securities totaled $1.7 billion, while the purchase of securities amounted to $1.8 billion for the year. By comparison, cash flows from the repayment and sale of securities totaled $2.1 billion and $484 million, respectively, in 2020, and were offset by the purchase of securities totaling $2.5 billion.

In 2021, the cash flows from loans and securities were primarily deployed into the production of multi-family loans held for investment, as well as held-for-investment CRE loans and specialty finance loans and leases.

Deposits

Total deposits increased $2.6 billion or 8% on a year-over-year basis to $35.1 billion. Deposit growth was driven by growth in savings accounts and non-interest bearing accounts and offset by a decline in CDs. Compared to the fourth quarter of last year, CDs declined $1.9 billion or 18% to $8.4 billion, while savings accounts increased $2.5 billion or 39% to $8.9 billion and interest bearing checking and money market accounts increased over the same timeframe by $599 million or 5% to $13.2 billion. Non-interest-bearing accounts rose $1.5 billion or 47% to $4.5 billion at December 31, 2021.

While the vast majority of our deposits are retail in nature (i.e., they are deposits we have gathered through our branches or through business combinations), institutional deposits and municipal deposits are also part of our deposit mix. Retail deposits rose $2.4 billion year-over-year to $27.2 billion, while institutional deposits rose $161 million to $1.4 billion at year-end. Municipal deposits represented $751 million of total deposits at the end of this December, a $259 million decrease from the balance at December 31, 2020.

Included in total deposits at year-end 2021 were $4 billion in loan-related deposits compared to $3.5 billion at year-end 2020. Total deposits at December 31, 2021 also included $1 billion of deposits related to our Banking as a Service initiative, which was launched earlier in 2021.

Depending on their availability and pricing relative to other funding sources, we also include brokered deposits in our deposit mix. Brokered deposits accounted for $5.7 billion of our deposits at the end of this December, compared to $5.3 billion at December 31, 2020. Brokered money market accounts represented $2.9 billion of total brokered deposits at December 31, 2021 and $3.0 billion at December 31, 2020; brokered interest-bearing checking accounts represented $1.6 billion and $1.3 billion, respectively, at the corresponding dates. At December 31, 2021, we had $1.2 billion of brokered CDs, compared to $1.0 billion at December 31, 2020.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of December 31, 2021.

December 31,
(in millions)	2021
Portion of U.S. time deposits in excess of insurance limit	$2,747
Time deposits otherwise uninsured with a maturity of:
3 months or less	$787
Over 3 months through 6 months	467
Over 6 months through 12 months	519
Over 12 months	974
Total time deposits otherwise uninsured	$2,747

Our uninsured deposits, on an unconsolidated basis, are the portion of deposit accounts that exceed the FDIC insurance limit (currently $250,000), were approximately $10.1 billion and $11.3 billion at December 31, 2021 and 2020, respectively. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes.

Borrowed Funds

The majority of our borrowed funds are wholesale borrowings and consist of FHLB-NY advances, repurchase agreements, and federal funds purchased, and, to a lesser extent, junior subordinated debentures and subordinated notes. At December 31, 2021, total borrowed funds increased $478 million or 3% to $16.6 billion compared to the balance at December 31, 2020. The bulk of the year-over-year increase was driven by an increase in the balance of wholesale borrowings.

Wholesale Borrowings

Wholesale borrowings totaled $15.9 billion and $15.4 billion, respectively, at December 31, 2021 and 2020, representing 27% of total assets at both dates. FHLB-NY advances accounted for $15.1 billion of the year-end 2021 balance, as compared to $14.6 billion at the prior year-end. Pursuant to blanket collateral agreements with the Bank, our FHLB-NY advances and overnight advances are secured by pledges of certain eligible collateral in the form of loans and securities. (For more information regarding our FHLB-NY advances, see the discussion that appears earlier in this report regarding our membership and our ownership of stock in the FHLB-NY.) At December 31, 2021 and 2020, $8.3 billion of our wholesale borrowings had callable features.

Also included in wholesale borrowings were repurchase agreements of $800.0 million at December 31, 2021 and 2020. Repurchase agreements are contracts for the sale of securities owned or borrowed by the Bank with an agreement to repurchase those securities at agreed-upon prices and dates.

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

We had no federal funds purchased at both December 31, 2021 and 2020.

Junior Subordinated Debentures

Junior subordinated debentures totaled $361 million at December 31, 2021, slightly higher than the balance at the prior year-end reflecting discount accretion.

Subordinated Notes

At December 31, 2021, the balance of subordinated notes was $296 million, relatively unchanged from December 31, 2020.

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

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.2 billion and $1.9 billion, respectively, at December 31, 2021 and 2020. As in the past, our loan and securities portfolios provided meaningful liquidity in 2021, with cash flows from the repayment and sale of loans totaling $10.4 billion and cash flows from the repayment and sale of securities totaling $1.7 billion.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At December 31, 2021, our available borrowing capacity with the FHLB-NY was $8.4 billion. In addition, the Bank had available-for-sale securities of $5.8 billion, of which, $4.6 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. At December 31, 2021, the maximum amount the Bank could borrow from the FRB-NY was $1.0 billion. There were no borrowings against these lines of credit at December 31, 2021.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $13.1 billion in 2021. During this time, the net cash used in investing activities totaled $2.8 billion; the net cash provided by our operating activities totaled $290 million. Our financing activities provided net cash of $2.7 billion.

CDs due to mature or reprice in one year or less from December 31, 2021 totaled $7.5 billion, representing 88% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

Our decision to compete for deposits also depends on numerous factors, including, among others, our access to deposits through acquisitions, the availability of lower-cost funding sources, the impact of competition on pricing, and the need to fund our loan demand.

The Parent Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to operating expenses and any share repurchases, the Parent Company is responsible for paying any dividends declared to our stockholders. As a Delaware corporation, the Parent Company is able to pay dividends either from surplus or, in case there is no surplus, from net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2021, the Bank paid dividends totaling $380 million to the Parent Company, leaving $469 million that it could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at December 31, 2021 included $139 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At December 31, 2021, we had CDs of $8.4 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $13.4 billion.

We also are obligated under certain non-cancelable operating leases on the buildings and land we use in operating our branch network and in performing our back-office responsibilities. These obligations are included in the Consolidated Statements of Condition and totaled $249 million at December 31, 2021.

At December 31, 2021, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $3.1 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

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

Based upon our current liquidity position, we expect that our funding will be sufficient to fulfill these cash obligations and commitments when they are due both in the short term and long term.

For the year ended December 31, 2021, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

At December 31, 2021, we had no commitments to purchase securities.

Capital Position

As reflected in the following table, our capital measures continued to exceed the minimum federal requirements for a bank holding company at December 31, 2021 and 2020:

At December 31, 2021	Actual		Minimum
(dollars in millions)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$4,226	9.68%	4.50%
Tier 1 risk-based capital	4,729	10.83	6.00
Total risk-based capital	5,558	12.73	8.00
Leverage capital	4,729	8.46	4.00

At December 31, 2020	Actual		Minimum
(dollars in millions)	Amount	Ratio	Required Ratio
Common equity tier 1 capital	$3,962	9.72%	4.50%
Tier 1 risk-based capital	4,465	10.95	6.00
Total risk-based capital	5,290	12.97	8.00
Leverage capital	4,465	8.52	4.00

At December 31, 2021, the capital ratios for the Company and the Bank continued to exceed the levels required for classification as “well capitalized” institutions, as defined under the Federal Deposit Insurance Corporation Improvement Act of 1991, and as further discussed in Note 19, “Capital,” in Item 8, “Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS: 2021 AS COMPARED TO 2020

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

For the twelve months ended December 31, 2021, net interest income totaled $1.3 billion, up $189 million or 17% compared to the twelve months ended December 31, 2020. The year-over-year improvement was driven by a significant decline in interest expense due to lower funding costs, modestly offset by a yield-driven decline of $19 million in interest income.

Year-Over-Year Comparison

The following factors contributed to the year-over-year increase in net interest income:

•
Interest income on mortgage and other loans, net totaled $1.5 billion, down $17 million compared to full-year 2020, while interest income on securities declined $7 million to $156 million compared to last year. This was partially offset by a $5 million increase on interest income related to cash and cash equivalents.
•
Interest income on mortgages and other loans, net was driven by a $1.2 billion or 3% increase in average loan balances to $43.2 billion, offset by a 14 bps decrease in the average loan yield to 3.53% from 3.67% in 2020.
•
Interest income on securities was negatively impacted by a 38 bps decline in the average yield to 2.35% from 2.73%, offset by a $660 million or 11% increase in the average securities balance to $6.6 billion.
•
Average interest-earning cash and cash equivalent balances more than doubled during full-year 2021 to $2.4 billion compared to $1.1 billion during full-year 2020, while the average yield rose four bps to 0.32%.
•
Interest expense on average interest-bearing deposits declined $192 million or 63% to $114 million during full-year 2021, driven by a 68 bps decrease in the average cost of interest-bearing deposits, while the average balance of interest-bearing deposits rose $638 million or 2% to $29.5 billion.
•
Interest expense on borrowed funds declined $16 million or 5% to $286 million, despite an $876 million or 6% increase in the average balance to $15.7 billion.
•
The average cost of borrowed funds declined 21 bps to 1.82% during full-year 2021.

Net Interest Margin

The direction of the Company’s net interest margin was consistent with that of its net interest income, and generally was driven by the same factors as those described above. Adjusted net interest margin is a non-GAAP financial measure, as more fully discussed below.

	For the Twelve Months Ended
(dollars in millions)	December 31, 2021		December 31, 2020		Change (%)
Total Interest Income	$1,689		$1,708		-1%
Prepayment Income:
Loans	$70		$52		35%
Securities	9		2		350%
Total prepayment income	$79		$54		46%
GAAP Net Interest Margin	2.47%		2.24%		23	bp
Less:
Prepayment income from loans	-14	bp	-11	bp	-3	bp
Prepayment income from securities	-1		—		-1	bp
Total prepayment income contribution to net interest margin	-15	bp	-11	bp	-4	bp
Adjusted Net Interest Margin (non-GAAP)	2.32%		2.13%		19	bp

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

Net Interest Income Analysis

	For the Years Ended December 31,
	2021			2020			2019
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$43,200	$1,525	3.53%	$42,028	$1,542	3.67%	$40,385	$1,553	3.85%
Securities (2)(3)	6,625	156	2.35	5,965	163	2.73	6,330	235	3.72
Reverse repurchase agreements	430	4	1.05	20	—	0.32	—	—	—
Interest-earning cash and cash equivalents	2,016	4	0.17	1,088	3	0.27	744	17	2.23
Total interest-earning assets	52,271	1,689	3.23	49,101	1,708	3.48	47,459	1,805	3.80
Non-interest-earning assets	5,275			5,008			4,650
Total assets	$57,546			$54,109			$52,109
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$12,829	$31	0.24%	$10,965	$57	0.52%	$10,597	$174	1.65%
Savings accounts	7,612	28	0.36	5,520	32	0.57	4,738	36	0.75
Certificates of deposit	9,094	55	0.60	12,412	217	1.75	13,532	320	2.37
Total interest-bearing deposits	29,535	114	0.38	28,897	306	1.06	28,867	530	1.84
Short term borrowed funds	2,343	8	0.34	2,319	16	0.70	62	1	1.93
Other borrowed funds	13,366	278	2.08	12,514	286	2.28	13,332	317	2.37
Total Borrowed funds	15,709	286	1.82	14,833	302	2.03	13,394	318	2.37
Total interest-bearing liabilities	45,244	400	0.88	43,730	608	1.39	42,261	848	2.01
Non-interest-bearing deposits	4,578			2,957			2,588
Other liabilities	790			714			596
Total liabilities	50,612			47,401			45,445
Stockholders’ equity	6,934			6,708			6,664
Total liabilities and stockholders’ equity	$57,546			$54,109			$52,109
Net interest income/interest rate spread		$1,289	2.35%		$1,100	2.09%		$957	1.79%
Net interest margin			2.47%			2.24%			2.02%
Ratio of interest-earning assets to interest-bearing liabilities			1.16x			1.12x			1.12x

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

Rate/Volume Analysis

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
	Compared to Year Ended			Compared to Year Ended
	December 31, 2020			December 31, 2019
	Increase/(Decrease)			Increase/(Decrease)
	Due to			Due to
(in millions)	Volume	Rate	Net	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Mortgage and other loans and leases, net	$48	$(65)	$(17)	$86	$(97)	$(11)
Securities	28	(35)	(7)	(13)	(60)	(73)
Reverse repurchase agreements	4	—	4	—	—	—
Interest Earning Cash & Cash Equivalent	1	—	1	15	(28)	(13)
Total	81	(100)	(19)	88	(185)	(97)
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	$12	$(38)	$(26)	$6	$(124)	$(118)
Savings accounts	(148)	144	(4)	9	(13)	(4)
Certificates of deposit	(47)	(115)	(162)	(24)	(78)	(102)
Short Term Borrowed Funds	—	(8)	(8)	15	—	15
Other Borrowed Funds	25	(33)	(8)	(19)	(12)	(31)
Totals	(158)	(50)	(208)	(13)	(227)	(240)
Change in net interest income	$239	$(50)	$189	$101	$42	$143

Provision for Credit Losses

During 2021, the provision for credit losses totaled $3 million, down $59 million compared to the $62 million we reported during 2020. For additional information about our methodologies for recording recoveries of, and provisions for, loan losses, see the discussion of the loan loss allowance under “Critical Accounting Policies” and the discussion of “Asset Quality” that appear earlier in this report.

Non-Interest Income

We generate non-interest income through a variety of sources, including—among others—fee income (in the form of retail deposit fees and charges on loans); income from our investment in BOLI; gains on sales of securities; and “other” sources, including the revenues produced through the sale of third-party investment products.

For the twelve months ended December 31, 2021, non-interest income totaled $61 million, unchanged compared to the twelve months ended December 31, 2020.

Non-Interest Income Analysis

The following table summarizes our sources of non-interest income for the years ended December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Fee income	$23	$22	$29
BOLI income	29	32	28
Net gain (loss) on securities	—	1	8
Other income:
Third-party investment product sales	5	4	7
Other	4	2	12
Total other income	9	6	19
Total non-interest income	$61	$61	$84

Non-Interest Expense

For the twelve months ended December 31, 2021 total non-interest expense was $541 million up $30 million or 6% compared to the twelve months December 31, 2020. Included in the 2021 amount are $23 million of merger-related expenses. Excluding this item, operating expenses for the twelve months ended December 31, 2021 were $518 million, up $7 million or 1% compared to the previous year.

Income Tax Expense

Income tax expense includes federal, New York State, and New York City income taxes, as well as non-material income taxes from other jurisdictions where we operate our branches and/or conduct our mortgage banking business.

For the twelve months ended December 31, 2021, income tax expense totaled $210 million and the Company's effective tax rate was 26.09% compared to $77 million and an effective tax rate of 13.05% for the twelve months ended December 31, 2020. The year-over-year increase was due to higher pre-tax income and the non-deductibility of certain merger-related expenses, and an increase in the New York State corporate tax rate. Our full-year 2020 income tax expense included a $68 million income tax benefit related to certain tax provisions related to corporations under the CARES Act versus no such benefit during full-year 2021.

RESULTS OF OPERATIONS: 2020 AS COMPARED TO 2019

The results of operations comparison of 2020 compared to 2019 can be found in the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2020 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”- Results of Operations: 2020 As Compared to 2019.”

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

RECONCILIATIONS OF SHAREHOLDERS’ EQUITY, COMMON STOCKHOLDERS’ EQUITY, AND TANGIBLE COMMON SHAREHOLDERS’ EQUITY; TOTAL ASSETS AND TANGIBLE ASSETS; AND THE RELATED MEASURES

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the Twelve Months Ended December 31,
(dollars in millions)	2021	2020
Stockholders’ Equity	$7,044	$6,842
Less: Goodwill	(2,426)	(2,426)
Preferred stock	(503)	(503)
Tangible common stockholders’ equity	$4,115	$3,913
Total Assets	$59,527	$56,306
Less: Goodwill	(2,426)	(2,426)
Tangible assets	$57,101	$53,880
Common stockholders’ equity to total assets	10.99%	11.26%
Tangible common stockholders’ equity to tangible assets	7.21	7.26
Book value per common share	$14.07	$13.66
Tangible book value per common share	8.85	8.43

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

In 2021, we managed our interest rate risk by taking the following actions: (1) We have continued to emphasize the origination and retention of intermediate-term assets, primarily in the form of multi-family and CRE loans; (2) We have continued the origination of certain C&I loans that feature floating interest rates; (3) Increased the focus on retaining low costs deposits; and (4) Obtained new low cost deposits as part of the banking-as-a-service initiative.

LIBOR Transition Process and Phase Out

In 2017, the FCA, which is responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. In December 2020, the administrator of LIBOR announced its intention to : (i) cease the publication of one-week and two-month U.S. dollar LIBOR after December 31, 2021, and (ii) cease the publication of all other tenors of U.S. dollar LIBOR (one, three, six, and 12-month LIBOR) after June 30, 2023. The administrator for LIBOR announced on March 5, 2021, that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month, and 12-month U.S. dollar LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that it does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. In October 2021, the federal bank regulatory agencies issued a Joint Statement on Managing the LIBOR Transition. In that guidance, the agencies offered their regulatory expectations and outlined potential supervisory and enforcement consequences for banks that fail to adequately plan for and implement the transition away from LIBOR. The FRB established the Alternative Reference Rate Committee ("ARRC"), comprised of a group of private market participants and other members, representing banks and financial sector regulators, to identify a set of alternative reference rates for potential use as benchmarks. The FRB-NY established SOFR as its recommended alternative to LIBOR. In addition to SOFR, the Company is evaluating alternatives other than SOFR as a potential alternative to LIBOR.

The Bank established a sub-committee of ALCO to address issues related to the phase out and transition away from LIBOR. This sub-committee is led by our Chief Financial Officer and consists of personnel from various departments throughout the Bank including lending, loan administration, credit risk management, finance/treasury, including interest rate risk and liquidity management, information technology, and operations. The Company has LIBOR-based contracts that extend beyond June 30, 2023 included in loans and leases, securities, wholesale borrowings, derivative financial instruments, and long-term debt. The sub-committee has reviewed contract fallback language and noted that certain contracts will need updated provisions for the transition and is coordinating with impacted business lines. In complying with industry requirements, the Bank will not offer new LIBOR-based products after December 31, 2021.

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

At December 31, 2021, our one-year gap was a negative 7.43%, as compared to a negative 4.94% at December 31, 2020. The change in our one-year gap from December 31, 2020, primarily reflects a decrease in loans repricing or maturing coupled with an increase in short term borrowings which was partially offset by an increase in cash and cash equivalents and decrease in maturing CD deposits.

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

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2021 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at December 31, 2021 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 14.24% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 14.76% and 12.57% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 68% for the first five years and 32% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 69% for the first five years and 31% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 80% for the first five years and 20% for years six through ten.

Interest Rate Sensitivity Analysis

	At December 31, 2021
(dollars in millions)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$6,057	$8,098	$16,044	$11,273	$4,233	$—	$45,705
Mortgage-related securities (2)(3)	241	384	775	514	598	278	2,790
Other securities (2)	1,887	215	59	77	1,386	100	3,724
Interest-earning cash and cash equivalents	2,062	—	—	—	—	—	2,062
Total interest-earning assets	10,247	8,697	16,878	11,864	6,217	378	54,281
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	7,210	357	1,611	614	3,417	—	13,209
Savings accounts	2,712	2,422	635	284	2,839	—	8,892
Certificates of deposit	3,441	4,013	905	65	—	—	8,424
Borrowed funds	1,039	2,175	4,675	250	8,280	143	16,562
Total interest-bearing liabilities	14,402	8,967	7,826	1,213	14,536	143	47,087
Interest rate sensitivity gap per period (4)	$(4,155)	$(270)	$9,052	$10,651	$(8,319)	$235	$7,194
Cumulative interest rate sensitivity gap	$(4,155)	$(4,425)	$4,627	$15,278	$6,959	$7,194
Cumulative interest rate sensitivity gap as a percentage of total assets	(6.98)%	(7.43)%	7.77%	25.67%	11.69%	12.09%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	71.15%	81.06%	114.83%	147.14%	114.82%	115.28%

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

As of December 31, 2021, the impact of a 100 bp decline in market interest rates for our loans would have had very little impact on prepayment speeds due to the current low interest rates and current coupons being floored at base rates. The impact of a 100 bp increase in market interest rates would have decreased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 3.23% per annum

Certain shortcomings are inherent in the method of analysis presented in the preceding Interest Rate Sensitivity Analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of the market, while interest rates on other types may lag behind changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Furthermore, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed in calculating the table. Also, the ability of some borrowers to repay their adjustable-rate loans may be adversely impacted by an increase in market interest rates.

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

Based on the information and assumptions in effect at December 31, 2021, the following table sets forth our EVE, assuming the changes in interest rates noted:

(dollars in millions)
Change in Interest Rates (in basis points) (1)	Market Value of Assets	Market Value of Liabilities	Economic Value of Equity	Net Change	Estimated Percentage Change in Economic Value of Equity
+ 200	$55,740	$49,932	$5,808	$(934)	(13.85)%
+ 100	57,255	50,743	6,512	(230)	(3.41)
—	58,736	51,994	6,742	—	—

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

We also utilize an internal net interest income simulation to manage our sensitivity to interest rate risk. The simulation incorporates various market-based assumptions regarding the impact of changing interest rates on future levels of our financial assets and liabilities. The assumptions used in the net interest income simulation are inherently uncertain. Actual results may differ significantly from those presented in the following table, due to the frequency, timing, and magnitude of changes in interest rates; changes in spreads between maturity and repricing categories; and prepayments, among other factors, coupled with any actions taken to counter the effects of any such changes. Based on the information and assumptions in effect at December 31, 2021, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1) (2)	Estimated Percentage Change in Future Net Interest Income
+100 over one year	(1.37)%
+200 over one year	(4.91)

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At December 31, 2021, our analysis indicated that an immediate inversion of the yield curve would be expected to result in an 8.14% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a 1.58% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and Notes thereto and other supplementary data begin on the following page.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(in millions, except share data)	2021	2020
ASSETS:
Cash and cash equivalents	$2,211	$1,948
Securities:
Debt securities available-for-sale ($1,168 and $1,278 pledged at December 31, 2021 and 2020, respectively)	5,780	5,813
Equity investments with readily determinable fair values, at fair value	16	32
Total securities	5,796	5,845
Loans held for sale	—	117
Loans and leases held for investment, net of deferred loan fees and costs	45,738	42,884
Less: Allowance for credit losses on loans and leases	(199)	(194)
Total loans and leases, net	45,539	42,807
Federal Home Loan Bank stock, at cost	734	714
Premises and equipment, net	270	287
Operating lease right-of-use assets	249	267
Goodwill	2,426	2,426
Bank-owned life insurance	1,184	1,164
Other real estate owned and other repossessed assets	8	8
Other assets	1,110	840
Total assets	$59,527	$56,306
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$13,209	$12,610
Savings accounts	8,892	6,416
Certificates of deposit	8,424	10,331
Non-interest-bearing accounts	4,534	3,080
Total deposits	35,059	32,437
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	15,105	14,628
Repurchase agreements	800	800
Total wholesale borrowings	15,905	15,428
Junior subordinated debentures	361	360
Subordinated notes	296	296
Total borrowed funds	16,562	16,084
Operating lease liabilities	249	267
Other liabilities	613	676
Total liabilities	52,483	49,464
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 465,015,643 and 463,901,808 shares outstanding, respectively)	5	5
Paid-in capital in excess of par	6,126	6,123
Retained earnings	741	494
Treasury stock, at cost (25,423,427 and 26,537,262 shares, respectively)	(246)	(258)
Accumulated other comprehensive loss, net of tax:
Net unrealized (loss) gain on securities available for sale, net of tax of $17 and $(25), respectively	(45)	67
Net unrealized loss on pension and post-retirement obligations, net of tax of $12 and $22 respectively	(31)	(59)
Net unrealized loss on cash flow hedges, net of tax of $3 and $13, respectively	(9)	(33)
Total accumulated other comprehensive loss, net of tax	(85)	(25)
Total stockholders’ equity	7,044	6,842
Total liabilities and stockholders’ equity	$59,527	$56,306

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions, except per share data)	2021	2020	2019
INTEREST INCOME:
Loans and leases	$1,525	$1,542	$1,553
Securities and money market investments	164	166	252
Total interest income	1,689	1,708	1,805

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	31	57	174
Savings accounts	28	32	36
Certificates of deposit	55	217	320
Borrowed funds	286	302	318
Total interest expense	400	608	848
Net interest income	1,289	1,100	957
Provision for credit losses	3	62	7
Net interest income after provision for credit loan losses	1,286	1,038	950

NON-INTEREST INCOME:
Fee income	23	22	29
Bank-owned life insurance	29	32	28
Net gain on securities	—	1	8
Other	9	6	19
Total non-interest income	61	61	84

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	303	301	302
Occupancy and equipment	88	86	89
General and administrative	127	124	120
Total operating expense	518	511	511
Merger-related expenses	23	—	—
Total non-interest expense	541	511	511
Income before income taxes	806	588	523
Income tax expense	210	77	128
Net income	$596	$511	$395
Preferred stock dividends	33	33	33
Net income available to common stockholders	$563	$478	$362
Basic earnings per common share	$1.20	$1.02	$0.77
Diluted earnings per common share	$1.20	$1.02	$0.77

Net income	$596	$511	$395
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available for sale, net of tax of $42; $(16); and $(18), respectively	(112)	42	46
Change in pension and post-retirement obligations, net of tax of $(8); $2 and $(2)	6	(5)	5
Change in net unrealized (loss) gain on cash flow hedges, net of tax of $(2); $16 and $-, respectively	23	(42)	1
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $-; $-; and $2, respectively	—	(1)	(4)
Reclassification adjustment for defined benefit pension plan, net of tax of $(2); $(2) and $(2), respectively	5	5	7
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $(7); $(3) and $-, respectively	18	8	—
Total other comprehensive income (loss), net of tax	(60)	7	55
Total comprehensive income, net of tax	$536	$518	$450

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Twelve Months Ended December 31, 2021
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	31	—	—	—	31
Net income	—	—	—	—	596	—	—	596
Dividends paid on common stock ($0.68)	—	—	—	—	(316)	—	—	(316)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(1,402,107)	—	—	—	—	(16)	—	(16)
Other comprehensive income, net of tax	—	—	—	—	—	—	(60)	(60)
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Twelve Months Ended December 31, 2020
Balance at December 31, 2019	467,346,781	$503	$5	$6,115	$342	$(220)	$(33)	$6,712
Opening retained earnings adjustment (1)	—	—	—	—	(10)	—	—	(10)
Adjusted balance, beginning of period					332			6,702
Shares issued for restricted stock, net of forfeitures	2,321,105	—	—	(22)	—	22	—	—
Compensation expense related to restricted stock awards	—	—	—	30	—	—	—	30
Net income	—	—	—	—	511	—	—	511
Dividends paid on common stock ($0.68)	—	—	—	—	(316)	—	—	(316)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(5,766,078)	—	—	—	—	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	—	—	8	8
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Twelve Months Ended December 31, 2019
Balance at December 31, 2018	473,536,604	$503	$5	$6,100	$297	$(162)	$(88)	$6,655
Shares issued for restricted stock, net of forfeitures	1,665,028	—	—	(17)	—	17	—	—
Compensation expense related to restricted stock awards	—	—	—	32	—	—	—	32
Net income	—	—	—	—	395	—	—	395
Dividends paid on common stock ($0.68)	—	—	—	—	(317)	—	—	(317)
Dividends paid on preferred stock ($63.76)	—	—	—	—	(33)	—	—	(33)
Purchase of common stock	(7,854,851)	—	—	—	0	(75)	—	(75)
Other comprehensive loss, net of tax	—	—	—	—	—	—	55	55
Balance at December 31, 2019	467,346,781	$503	$5	$6,115	$342	$(220)	$(33)	$6,712

(1)
Amount represents a $10 million cumulative adjustment, net of tax, to retained earnings as of January 1, 2020, as a result of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective January 1, 2020.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$596	$511	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3	62	7
Depreciation	21	24	27
Amortization of discounts and premiums, net	(5)	11	8
Net (gain) loss on securities	—	(2)	(8)
Net loss (gain) on sales of loans	(1)	—	—
Net gain on sales of fixed assets	—	—	(8)
Stock-based compensation	31	29	32
Deferred tax expense	(13)	219	101
Changes in operating assets and liabilities:
(Increase) decrease in other assets(1)	(284)	(411)	(56)
Increase (decrease) in other liabilities(2)	(6)	9	11
Purchases of securities held for trading	(110)	(15)	(43)
Proceeds from sales of securities held for trading	110	15	43
Origination of loans held for sale	(52)	(119)	—
Proceeds from sales of loans originated for sale	—	—	—
Net cash provided by operating activities	290	334	510
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	1,728	2,062	1,962
Proceeds from sales of securities available for sale	—	484	361
Purchase of securities available for sale	(1,796)	(2,514)	(2,503)
Redemption of Federal Home Loan Bank stock	92	173	136
Purchases of Federal Home Loan Bank stock	(112)	(239)	(139)
Proceeds from (purchases of) bank-owned life insurance, net	12	12	(138)
Proceeds from sales of loans	37	3	115
Purchases of loans	(161)	(95)	(864)
Other changes in loans, net	(2,558)	(912)	(998)
Dispositions (purchases) of premises and equipment, net	(4)	1	9
Net cash used in investing activities	(2,762)	(1,025)	(2,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,622	780	893
Net increase in short-term borrowed funds	950	1,150	1,100
Proceeds from long-term borrowed funds	2,072	6,925	4,786
Repayments of long-term borrowed funds	(2,544)	(6,550)	(5,538)
Cash dividends paid on common stock	(316)	(316)	(317)
Cash dividends paid on preferred stock	(33)	(33)	(33)
Treasury stock repurchased	—	(50)	(67)
Payments relating to treasury shares received for restricted stock award tax payments	(16)	(9)	(8)
Net cash provided by financing activities	2,735	1,897	816
Net increase (decrease) in cash, cash equivalents, and restricted cash	263	1,206	(733)
Cash, cash equivalents, and restricted cash at beginning of year	1,948	742	1,475
Cash, cash equivalents, and restricted cash at end of year	$2,211	$1,948	$742
Supplemental information:
Cash paid for interest	$402	$633	$813
Cash paid for income taxes	471	118	76
Non-cash investing and financing activities:
Transfers to repossessed assets from loans	$1	$1	$5
Operating lease liabilities arising from obtaining right-of-use assets as of January 1, 2019	—	—	324
Securitization of residential mortgage loans to mortgage-backed securities available for sale	161	53	94
Transfer of loans from held for investment to held for sale	52	—	115
Transfer of loans from held for sale to held for investment	94	—	—
Disposition of premises and equipment	—	—	1
Shares issued for restricted stock awards	28	22	17

(1)
Includes $18 million, $20 million, and $38 million of net amortization of operating lease right-of-use assets for the twelve months ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
(2)
Includes $18 million, $20 million, and $38 million of net amortization of operating lease liability for the twelve months ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The following is a description of the significant accounting and reporting policies that the Company and its subsidiaries follow in preparing and presenting their consolidated financial statements, which conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates that are used in connection with the determination of the allowance for loan and lease losses.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For cash flow reporting purposes, cash and cash equivalents include cash on hand, amounts due from banks, and money market investments, which include federal funds sold and reverse repurchase agreements. At December 31, 2021 and 2020, the Company’s cash and cash equivalents totaled $2.2 billion and $1.9 billion, respectively. Included in cash and cash equivalents at those dates were $1.7 billion and $1.6 billion, respectively, of interest-bearing deposits in other financial institutions, primarily consisting of balances due from the FRB-NY. There were no federal funds sold outstanding at December 31, 2021 or December 31, 2020. There was $406 million of reverse repurchase agreements outstanding at December 31, 2021. There was $193 million reverse repurchase agreements outstanding at December 31, 2020.

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

Allowance for Credit Losses on Loans and Leases

The Company’s January 1, 2020, adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” resulted in a significant change to our methodology for estimating the allowance since December 31, 2019. ASU No. 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loan receivables. It also applies to off-balance sheet exposures not accounted for as insurance and net investments in leases accounted for under ASC Topic 842. At December 31, 2020, the allowance for loan and lease losses totaled $194 million. On January 1, 2020, the Company adopted the CECL methodology under ASU Topic 326 and recognized an increase in the ACL on loans and leases of $2 million as a “Day 1” transition adjustment from changes in methodology, with a corresponding decrease in retained earnings. Separately, at December 31, 2019, the Company had an allowance for unfunded commitments of $1 million. Upon adoption, the Company recognized an increase in the allowance for unfunded commitments of $13 million as a “Day 1” transition adjustment with a corresponding decrease in retained earnings.

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

Allowance for Loan and Lease Losses - 2019

At December 31, 2019, the methodology used for the computation of the allowance for loan and lease losses the Bank segregated their loss factors (used for both criticized and non-criticized loans) into a component that was primarily based on historical loss rates and a component that was primarily based on other qualitative factors that are probable to affect loan collectability. In determining the allowance for loan and lease losses, management considers the Bank’s current business strategies and credit processes, including compliance with applicable regulatory guidelines and with guidelines approved by the Boards of Directors with regard to credit limitations, loan approvals, underwriting criteria, and loan workout procedures.

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

Goodwill

The Company adopted, on a prospective basis, ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2020. The Company has significant intangible assets related to goodwill and as of December 31, 2021, the Company had goodwill of $2.4 billion. In connection with its acquisitions, the assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill represents the excess of the purchase price of its acquisitions over the fair value of identifiable net assets acquired, including other identified intangible assets. The Company tests goodwill for impairment at the reporting unit level. The Company has identified one reporting unit which is the same as its operating segment and reportable segment. If the Company changes its strategy or if market conditions shift, its judgments may change, which may result in adjustments to the recorded goodwill balance.

The Company performs its goodwill impairment test in the fourth quarter of each year, or more often if events or circumstances warrant. For annual goodwill impairment testing, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If the Company concludes that this is the case, it would compare the fair value the reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized, however, would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As of December 31, 2021, the Company’s goodwill was not impaired.

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

Depreciation is included in “Occupancy and equipment expense” in the Consolidated Statements of Income and Comprehensive Income, and amounted to $21 million, $24 million, and $27 million, respectively, in the years ended December 31, 2021, 2020, and 2019.

Bank-Owned Life Insurance

The Company has purchased life insurance policies on certain employees. These BOLI policies are recorded in the Consolidated Statements of Condition at their cash surrender value. Income from these policies and changes in the cash surrender value are recorded in “Non-interest income” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2021 and 2020, the Company’s investment in BOLI was $1.2 billion. The Company’s investment in BOLI generated income of $29 million, $32 million, and $28 million, respectively, during the years ended December 31, 2021, 2020, and 2019.

Repossessed Assets and OREO

Repossessed assets consist of any property or other assets acquired through, or in lieu of, foreclosure are sold or rented, and are recorded at fair value, less the estimated selling costs, at the date of acquisition. Following foreclosure, management periodically performs a valuation of the asset, and the assets are carried at the lower of the carrying amount or fair value, less the estimated selling costs. Expenses and revenues from operations and changes in valuation, if any, are included in “General and administrative expense” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2021, the Company had $3 million of OREO and $5 million of taxi medallions. At December 31, 2020, the Company had $2 million of OREO and $7 million of taxi medallions.

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

Stock-Based Compensation

Under the New York Community Bancorp, Inc. 2020 Omnibus Incentive Plan (the “2020 Incentive Plan”), which was approved by the Company’s shareholders at its Annual Meeting on June 3, 2020, shares are available for grant as restricted stock or other forms of related rights. At December 31, 2021, the Company had 8,548,783 shares available for grant under the 2020 Incentive Plan. Compensation cost related to restricted stock grants is recognized on a straight-line basis over the vesting period. For a more detailed discussion of the Company’s stock-based compensation, see Note 15, “Stock-Related Benefit Plans.”

Retirement Plans

The Company’s pension benefit obligations and post-retirement health and welfare benefit obligations, and the related costs, are calculated using actuarial concepts in accordance with GAAP. The measurement of such obligations and expenses requires that certain assumptions be made regarding several factors, most notably including the discount rate and the expected rate of return on plan assets. The Company evaluates these assumptions on an annual basis. Other factors considered by the Company in its evaluation include retirement patterns and mortality rates.

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

The following table presents the Company’s computation of basic and diluted earnings per common share for the years ended December 31, 2021, 2020, and 2019:

	Years Ended December 31,
(in millions, except share and per share amounts)	2021	2020	2019
Net income available to common stockholders	$563	$478	$362
Less: Dividends paid on and earnings allocated to participating securities	(7)	(6)	(4)
Earnings applicable to common stock	$556	$472	$358
Weighted average common shares outstanding	463,865,661	462,605,341	465,380,010
Basic earnings per common share	$1.20	$1.02	$0.77
Earnings applicable to common stock	$556	$472	$358
Weighted average common shares outstanding	463,865,661	462,605,341	465,380,010
Potential dilutive common shares	767,058	676,061	283,322
Total shares for diluted earnings per common share computation	464,632,719	463,281,402	465,663,332
Diluted earnings per common share and common share equivalents	$1.20	$1.02	$0.77

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

NOTE 3: RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

(in millions)	For the Twelve Months Ended December 31, 2021
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$-	Net gain on securities
	-	Income tax expense
	$-	Net gain on securities, net of tax
Unrealized gains on cash flow hedges:	$(25)	Interest expense
	7	Income tax benefit
	$(18)	Net gain on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$-	Included in the computation of net periodic credit (2)
Actuarial losses	(7)	Included in the computation of net periodic cost (2)
	(7)	Total before tax
	2	Income tax benefit
	$(5)	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(23)
(1)
Amounts in parentheses indicate expense items.
(2)
See Note 14, “Employee Benefits,” for additional information.

NOTE 4: SECURITIES

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at December 31, 2021 and 2020:

	December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,102	$20	$15	$1,107
GSE CMOs	1,717	11	45	1,683
Total mortgage-related debt securities	$2,819	$31	$60	$2,790
Other Debt Securities:
U. S. Treasury obligations	$45	$—	$—	$45
GSE debentures	1,524	1	45	1,480
Asset-backed securities (1)	479	3	3	479
Municipal bonds	25	—	—	25
Corporate bonds	821	18	1	838
Foreign notes	25	1	—	26
Capital trust notes	96	8	7	97
Total other debt securities	$3,015	$31	$56	$2,990
Total debt securities available for sale	$5,834	$62	$116	$5,780
Equity securities:
Preferred stock	—	—	—	—
Mutual funds	16	—	—	16
Total equity securities	$16	$—	$—	$16
Total securities (2)	$5,850	$62	$116	$5,796

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government..
(2)
Excludes accrued interest receivable of $15 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2020
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,155	$54	$—	$1,209
GSE CMOs	1,787	45	3	1,829
Total mortgage-related debt securities	$2,942	$99	$3	$3,038
Other Debt Securities:
U. S. Treasury obligations	$65	$—	$—	$65
GSE debentures	1,158	4	4	1,158
Asset-backed securities (1)	530	2	6	526
Municipal bonds	26	1	—	27
Corporate bonds	871	18	6	883
Foreign Notes	25	1	—	26
'Capital trust notes	96	6	11	91
Total other debt securities	$2,771	$32	$27	$2,776
Total other securities available for sale	$5,713	$131	$30	$5,814
Equity securities:
Preferred stock	15	—	—	$15
Mutual funds	16	—	—	16
Total equity securities	$31	$—	$—	$31
Total securities (2)	$5,744	$131	$30	$5,845

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $15 million included in other assets in the Consolidated Statements of Condition.

At December 31, 2021 and 2020, respectively, the Company had $734 million and $714 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

The following table summarizes the gross proceeds, gross realized gains, and gross realized losses from the sale of available-for-sale securities during the years ended December 31, 2021, 2020, and 2019:

	December 31,
(in millions)	2021	2020	2019
Gross proceeds	$—	$484	$361
Gross realized gains	—	2	5
Gross realized losses	—	1	—

Net unrealized gains on equity securities recognized in earnings for the years ended December 31, 2021, 2020, and 2019 were $0 million, $1 million and $2 million, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at December 31, 2021:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
(dollars in millions)
Available-for-Sale Debt Securities:
Due within one year	$27	$45	$—	$5	$77
Due from one to five years	142	22	—	408	594
Due from five to ten years	271	423	19	512	1,226
Due after ten years	2,379	1,079	6	496	3,883
Total debt securities available for sale	$2,819	$1,569	$25	$1,421	$5,780

(1)
Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2021:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$45	$—	$—	$—	$45	$—
U.S. Government agency and GSE obligations	317	7	185	8	502	15
GSE certificates	846	28	293	17	1,139	45
GSE CMOs	491	8	926	37	1,417	45
Asset-backed securities	130	1	135	2	265	3
Municipal bonds	—	—	8	—	8	—
Corporate bonds	—	—	99	1	99	1
Foreign notes	5	—	—	—	5	—
Capital trust notes	—	—	37	7	37	7
Equity securities	12	—	—	—	12	—
Total temporarily impaired securities	$1,846	$44	$1,683	$72	$3,529	$116

The following table presents securities having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of December 31, 2020:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$—	$—	$—	$—	$—	$—
U.S. Government agency and GSE obligations	59	—	—	—	59	—
GSE certificates	442	3	74	—	516	3
GSE CMOs	522	4	—	—	522	4
Asset-backed securities	—	—	364	6	364	6
Municipal bonds	—	—	9	—	9	—
Corporate bonds	72	3	246	3	318	6
Foreign notes	—	—	—	—	—	—
Capital trust notes	—	—	33	11	33	11
Equity securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,095	$10	$726	$20	$1,821	$30

The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2021 consisted of four agency collateralized mortgage obligations, five capital trusts notes, four asset-backed securities, two corporate bonds, twenty US government agency bonds, twenty one mortgage-backed securities and one municipal bond. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2020 consisted of four agency collateralized mortgage obligations, five capital trusts notes, seven asset-backed securities, three corporate bonds, and one municipal bond.

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

None of the unrealized losses identified as of December 31, 2021 or December 31, 2020 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the twelve months ended December 31, 2021.

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

NOTE 5: LOANS AND LEASES

The following table sets forth the composition of the loan and lease portfolio at the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$34,603	75.75%	$32,236	75.28%
Commercial real estate	6,698	14.66	6,836	15.96
One-to-four family	160	0.35	236	0.55
Acquisition, development, and construction	209	0.46	90	0.21
Total mortgage loans held for investment (1)	41,670	91.22	39,398	92.00
Other Loans:
Commercial and industrial	2,236	4.89	1,682	3.93
Lease financing, net of unearned income of $95 and $116 respectively	1,770	3.88	1,735	4.05
Total commercial and industrial loans (2)	4,006	8.77	3,417	7.98
Other	5	0.01	7	0.02
Total other loans held for investment	4,011	8.78	3,424	8.00
Total loans and leases held for investment (1)	$45,681	100.00%	$42,822	100.00%
Net deferred loan origination costs	57		62
Allowance for loan and lease losses	(199)		(194)
Total loans and leases held for investment, net	$45,539		$42,690
Loans held for sale (3)	—		117
Total loans and leases, net	$45,539		$42,807

(1)
Excludes accrued interest receivable of $199 million and $219 million at December 31, 2021 and December 31, 2020, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)
Includes specialty finance loans and leases of $3.5 billion and $3.0 billion, respectively, at December 31, 2021 and December 31, 2020, and other C&I loans of $527 million and $393 million, respectively, at December 31, 2021 and December 31, 2020.
(3)
Includes deferred loan origination fees of $2 million.

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

Included in loans held for investment at December 31, 2021 and December 31, 2020, were loans of $6 million and $38 million, respectively, to officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At December 31, 2021 and December 31, 2020, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2021:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$57	$10	$—	$67	$34,536	$34,603
Commercial real estate	2	16	—	18	6,680	6,698
One-to-four family	8	1	—	9	151	160
Acquisition, development, and construction	—	—	—	—	209	209
Commercial and industrial(1) (2)	—	6	—	6	4,000	4,006
Other	—	—	—	—	5	5
Total	$67	$33	$—	$100	$45,581	$45,681

(1)
Includes $6 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)
Includes lease financing receivables, all of which were current.

The following table presents information regarding the quality of the Company’s loans held for investment at December 31, 2020:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$4	$4	$—	$8	$32,228	$32,236
Commercial real estate	10	12	—	22	6,814	6,836
One-to-four family	2	2	—	4	232	236
Acquisition, development, and construction	—	—	—	—	90	90
Commercial and industrial(1) (2)	—	20	—	20	3,397	3,417
Other	—	—	—	—	7	7
Total	$16	$38	$—	$54	$42,768	$42,822

(1)
Includes $19 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
(2)
Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2021:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$33,011	$5,874	$137	$204	$39,226	$3,959	$5	$3,964
Special mention	981	643	14	5	1,643	2	—	2
Substandard	611	181	9	—	801	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total	$34,603	$6,698	$160	$209	$41,670	$4,006	$5	$4,011

(1)
Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2020:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$31,220	$5,884	$222	$68	$37,394	$3,388	$7	$3,395
Special mention	567	637	12	22	1,238	3	—	3
Substandard	449	315	2	—	766	26	—	26
Doubtful	—	—	—	—	—	—	—	—
Total	$32,236	$6,836	$236	$90	$39,398	$3,417	$7	$3,424

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of December 31, 2021.

	Vintage Year
(in millions) Risk Rating Group	2021	2020	2019	2018	2017	Prior To 2017	Revolving Loans	Total
Pass	$9,363	$9,223	$5,623	$4,700	$3,320	$7,006	$17	$39,252
Special Mention	—	128	221	346	123	825	1	1,644
Substandard	—	23	108	145	93	432	—	801
Total mortgage loans	$9,363	$9,374	$5,952	$5,191	$3,536	$8,263	$18	$41,697
Pass	916	670	533	87	152	167	1,469	3,994
Special Mention	—	—	—	—	—	—	2	2
Substandard	—	2	2	1	1	13	26	45
Total other loans	916	672	535	88	153	180	1,497	4,041
Total	$10,279	$10,046	$6,487	$5,279	$3,689	$8,443	$1,515	$45,738

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of December 31, 2021:

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$9	$—
Commercial real estate	30	—
One-to-four family	—	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	6
Other	—	—
Total collateral-dependent loans held for investment	39	6

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the twelve months ended December 31, 2021.

At December 31, 2021 and December 31, 2020, the Company had no residential mortgage loans in the process of foreclosure.

The interest income that would have been recorded under the original terms of non-accrual loans at the respective year-ends, and the interest income actually recorded on these loans in the respective years, is summarized below:

	December 31,
(in millions)	2021	2020	2019
Interest income that would have been recorded	$3	$5	$5
Interest income actually recorded	(1)	(1)	(3)
Interest income foregone	$2	$4	$2

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of December 31, 2021, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $29 million.

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

The following table presents information regarding the Company’s TDRs as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(in millions)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$7	$7	$—	$—	$—
Commercial real estate	16	—	16	15	—	15
One-to-four family	—	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—	—
Commercial and industrial (1)	—	6	6	—	19	19
Total	$16	$13	$29	$15	$19	$34

(1)
Includes $6 million and $18 million of taxi medallion-related loans at December 31, 2021 and 2020, respectively.

The eligibility of a borrower for work-out concessions of any nature depends upon the facts and circumstances of each loan, which may change from period to period, and involves judgment by Company personnel regarding the likelihood that the concession will result in the maximum recovery for the Company.

The financial effects of the Company’s TDRs for the twelve months ended December 31, 2021, 2020 and 2019 are summarized as follows:

	For the Twelve Months Ended December 31, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	2	$4	$4	6.00%	3.55%	$—	$—
Multi-family	1	8	8	3.13	3.25	—	—
Total	3	$12	$12			$—	$—

	For the Twelve Months Ended December 31, 2020
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$15	$15	8.00%	3.50%	$—	$—
Commercial and industrial	42	9	8	2.36	2.23	1	—
Total	43	$24	$23			$1	$—

	For the Twelve Months Ended December 31, 2019
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
One-to-four family	1	$—	$—	5.50%	5.50%	$—	$—
Commercial and industrial	72	35	31	4.31	4.37	4	—
Total	73	$35	$31			$4	$—

At December 31, 2021, no loans have been modified as TDR's that were in payment default during the twelve months ended at that date. December 31, 2020, C&I loans totaling $3 million that had been modified as a TDR during the twelve months ended at that date were in payment default. At December 31, 2019, C&I loans in the amount of $1 million that had been modified as a TDR during the twelve months ended at that date was in prepayment default.

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

NOTE 6: ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for loan and lease losses for the periods indicated:

	Twelve Months Ended December 31,
	2021			2020
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$176	$18	$194	$123	$25	$148
Impact of CECL adoption	—	—	—	—	2	2
Adjusted balance, beginning of period	176	18	194	123	27	150
Charge-offs	(6)	(7)	(13)	(2)	(20)	(22)
Recoveries	2	13	15	1	2	3
Provision for (recovery of) credit losses on loans and leases	6	(3)	3	54	9	63
Balance, end of period	$178	$21	$199	$176	$18	$194

At December 31, 2021, the allowance for credit losses on loans and leases totaled $199 million, up $5 million compared to December 31, 2020, driven by a provision for credit losses of $3 million coupled with net recoveries of $2 million during the year 2021.

At December 31, 2021 and 2020, the allowance for unfunded commitments totaled $12 million.

For the year ended December 31, 2021 the allowance for credit losses on loans and leases remained relatively flat primarily due to the combination of macroeconomic factors and increased loan activity on the balance sheet. The key contributing forecasted macroeconomic and market level factors included relatively unchanged unemployment rates, slight increase in Gross Domestic Product (“GDP”) and improving Multi Family and Commercial Real Estate Property Prices reflecting the improving economic landscape as the COVID-19 pandemic begins to subside. In addition to these quantitative inputs, several qualitative factors were considered, including the risk that the economic decline proves to be more severe and/or prolonged than our baseline forecast which also increased our allowance for loan and lease losses. The impact of the unprecedented fiscal stimulus and changes to federal and local laws and regulations, including changes to various government sponsored loan programs, was also considered.

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

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2021:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$9	$—	$1
Commercial real estate	14	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans with no related allowance	$29	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$1	$—	$—
Commercial real estate	2	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$4	$—	$—
Total nonaccrual loans:
Multi-family	$10	$—	$1
Commercial real estate	16	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans	$33	$—	$1

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2020

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$—	$—	$—
Commercial real estate	2	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	20	—	1
Total nonaccrual loans with no related allowance	$23	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$4	$1	$—
Commercial real estate	10	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$15	$1	$—
Total nonaccrual loans:
Multi-family	$4	$1	$—
Commercial real estate	12	—	—
One-to-four family	2	—	—
Acquisition, development, and construction	—	—	—
Other	20	—	1
Total nonaccrual loans	$38	$1	$1

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At December 31, 2021 and December 31, 2020, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $61 million and $71 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in millions)	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Interest income on lease financing (1)	$53	$52

(1)
Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At December 31, 2021 and December 31, 2020, the carrying value of net investment in leases was $1.9 billion. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	December 31, 2021	December 31, 2020
Net investment in the lease - lease payments receivable	$1,790	$1,771
Net investment in the lease - unguaranteed residual assets	75	80
Total lease payments	$1,865	$1,851

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of December 31, 2021, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	December 31, 2021
2022	$22
2023	225
2024	275
2025	370
2026	399
Thereafter	574
Total lease payments	1,865
Plus: deferred origination costs	25
Less: unearned income	(95)
Total lease finance receivables, net	$1,795

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $18 million and $20 million for the twelve months ended December 31, 2021 and 2020, respectively.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in millions)	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Operating lease cost	$27	$23
Sublease income	—	—
Total lease cost	$27	$23

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$23

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	December 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets	$249	$267
Operating lease liabilities	$249	267
Weighted average remaining lease term	16 years	16 years
Weighted average discount rate%	3.05%	3.12%

(in millions) Maturities of lease liabilities:	December 31, 2021
2022	$26
2023	26
2024	25
2025	24
2026	23
Thereafter	197
Total lease payments	321
Less: imputed interest	(72)
Total present value of lease liabilities	$249

NOTE 8: DEPOSITS

The following table sets forth the weighted average interest rates for each type of deposit at December 31, 2021 and 2020:

	December 31,
	2021			2020
(dollars in millions)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Interest-bearing checking and money market accounts	$13,209	37.68%	0.20%	$12,610	38.87%	0.28%
Savings accounts	8,892	25.36	0.35	6,416	19.78	0.41
Certificates of deposit	8,424	24.03	0.52	10,331	31.85	0.83
Non-interest-bearing accounts	4,534	12.93	—	3,080	9.50	—
Total deposits	$35,059	100.00%	0.29%	$32,437	100.00%	0.45%

At December 31, 2021 and 2020, the aggregate amount of deposits that had been reclassified as loan balances (i.e., overdrafts) was $1.9 million and $2.3 million, respectively.

The scheduled maturities of certificates of deposit (“CDs”) at December 31, 2021 were as follows:

(in millions)
1 year or less	$7,454
More than 1 year through 2 years	410
More than 2 years through 3 years	495
More than 3 years through 4 years	26
More than 4 years through 5 years	39
Over 5 years	-
Total CDs	$8,424

Included in total deposits at both December 31, 2021 and 2020 were brokered deposits of $5.7 billion and $5.3 billion with weighted average interest rates of .07% and .08% at the respective year-ends. Brokered money market accounts represented $3.0 billion of the December 31, 2021 and 2020 totals, and brokered interest-bearing checking accounts represented $1.5 billion and $1.3 billion, respectively. Brokered CDs represented $1.2 billion and $1.0 billion of brokered deposits at December 31, 2021 and 2020, respectively.

NOTE 9: BORROWED FUNDS

The following table summarizes the Company’s borrowed funds at December 31, 2021 and 2020:

	December 31,
(in millions)	2021	2020
Wholesale borrowings:
FHLB advances	$15,105	$14,628
Repurchase agreements	800	800
Total wholesale borrowings	$15,905	$15,428
Junior subordinated debentures	361	360
Subordinated notes	296	296
Total borrowed funds	$16,562	$16,084

Accrued interest on borrowed funds is included in “Other liabilities” in the Consolidated Statements of Condition and amounted to $18 million and $19 million, respectively, at December 31, 2021 and 2020.

FHLB Advances

The contractual maturities and the next call dates of FHLB advances outstanding at December 31, 2021 were as follows:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
2022	$3,750	0.50%	$11,030	1.53%
2023	2,525	0.85	2,725	0.91
2024	1,350	0.85	1,350	0.85
2025	—	—	—	—
2026	—	—	—	—
2027	—	—	—	—
2028	4,350	2.40	—	—
2029	3,130	1.55	—	—
Total FHLB advances	$15,105	1.36	$15,105	1.36

(1)
Does not included the effect interest rate swap agreements.

FHLB advances include both straight fixed-rate advances and advances under the FHLB convertible advance program, which gives the FHLB the option of either calling the advance after an initial lock-out period of up to five years and quarterly thereafter until maturity, or a one-time call at the initial call date.

At December 31, 2021 and 2020, respectively, the Bank had unused lines of available credit with the FHLB of up to $8.4 billion and $7.3 billion. The Company had no overnight advances at December 31, 2021, or December 31, 2020. During the twelve months ended December 31, 2021, the average balance of overnight advances amounted to $6 million, with a weighted average interest rate of .36%. During the twelve months ended December 31, 2020, the average balances of overnight advances amounted to $2 million, with weighted average interest rates of 1.2%.

Total FHLB advances generated interest expense of $233 million, $246 million, and $259 million, in the years ended December 31, 2021, 2020, and 2019, respectively.

Repurchase Agreements

The following table presents an analysis of the contractual maturities and next call dates of the Company’s outstanding repurchase agreements accounted for as secured borrowings at December 31, 2021:

	Contractual Maturity		Earlier of Contractual Maturity or Next Call Date
(dollars in millions) Year	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
2022	$—	—%	$800	2.24%
2023	—	—	—	—
2028	300	2.37	—	—
2029	500	2.16	—	—
	$800	2.24	$800	2.24

The following table provides the contractual maturity and weighted average interest rate of repurchase agreements, and the amortized cost and fair value of the securities collateralizing the repurchase agreements, at December 31, 2021:

			Mortgage-Related and Other Securities		GSE Debentures and U.S. Treasury Obligations
(dollars in millions) Period of Maturity	Amount	Weighted Average Interest Rate	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Greater than 90 days	$800	2.24%	$345	$343	$549	$570

The Company had no short-term repurchase agreements outstanding at December 31, 2021 or 2020.

At December 31, 2021 and 2020, the accrued interest on repurchase agreements amounted to $2 million. The interest expense on repurchase agreements was $18 million, for each of the years ended December 31, 2021, 2020, and 2019, respectively.

Federal Funds Purchased

There were no federal funds purchased outstanding at December 31, 2021 or 2020.

In 2021 and 2020, respectively, the average balances of federal funds purchased were $81 million and $180 million, with weighted average interest rates of 0.09% and 0.49%. The interest expense produced by federal funds purchased was $0 million, $1 million and $0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Junior Subordinated Debentures

At December 31, 2021 and 2020, the Company had $361 million and $360 million, respectively, of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at December 31, 2021:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in millions)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$147	$140	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	1.80	124	120	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	3.45	31	30	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	1.87	59	58	April 16, 2007	June 30, 2037	June 30, 2012	(2)
Total junior subordinated debentures		$361	$348

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

The gross proceeds of the BONUSES units totaled $275.0 million and were allocated between the capital security and the warrant comprising such units in proportion to their relative values at the time of issuance. The value assigned to the warrants, $92.4 million, was recorded as a component of additional “paid-in capital” in the Company’s Consolidated Statements of Condition. The value assigned to the capital security component was $182.6 million. The $92.4 million difference between the assigned value and the stated liquidation amount of the capital securities was treated as an original issue discount, and is being amortized to interest expense over the 49-year life of the capital securities on a level-yield basis. At December 31, 2021, this discount totaled $65 million.

The other three trust preferred securities noted in the preceding table were formed for the purpose of issuing Company Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures (collectively, the “Capital Securities”). Dividends on the Capital Securities are payable either quarterly or semi-annually and are deferrable, at the Company’s option, for up to five years. As of December 31, 2021, all dividends were current.

Interest expense on junior subordinated debentures was $18 million, $19 million, and $22 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

Subordinated Notes

At December 31, 2021 and 2020, the Company had $296 million, respectively, of fixed-to-floating rate subordinated notes outstanding:

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

The interest expense on subordinated notes amounted to $18 million for the years ended December 31, 2021 , 2020, and 2019.

NOTE 10: FEDERAL, STATE, AND LOCAL TAXES

The following table summarizes the components of the Company’s net deferred tax asset (liability) at December 31, 2021 and 2020:

	December 31,
(in millions)	2021	2020
Deferred Tax Assets:
Allowance for credit losses on loans and leases	$55	$53
Acquisition accounting and fair value adjustments on securities (including OTTI)	21	—
Compensation and related benefit obligations	17	21
Net operating loss carryforwards	1	6
Other	15	18
Gross deferred tax assets	109	98
Valuation allowance	—	—
Deferred tax asset after valuation allowance	$109	$98
Deferred Tax Liabilities:
Amortizable intangibles	$(3)	$(3)
Acquisition accounting and fair value adjustments on securities (including OTTI)	—	(13)
Premises and equipment	(5)	(6)
Prepaid pension cost	(35)	(25)
Fair value adjustments on loans	(81)	(92)
Leases	(360)	(370)
Other	(9)	(9)
Gross deferred tax liabilities	$(493)	$(518)
Net deferred tax liability	$(384)	$(420)

The deferred tax liability represents the anticipated federal, state, and local tax expenses or benefits that are expected to be realized in future years upon the utilization of the underlying tax attributes comprising said balances. The net deferred tax liability is included in “Other liabilities” in the Consolidated Statements of Condition at December 31, 2021 and 2020.

At December 31, 2021, the Company had a New York City net operating loss (“NOL”) carry forward of $21 million, which is available to offset future federal taxable income. The NOL may be carried forward for 20 years to any future calendar tax year after 2021.

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

The following table summarizes the Company’s income tax expense for the years ended December 31, 2021, 2020, and 2019:

	December 31,
(in millions)	2021	2020	2019
Federal – current	$188	$(148)	$4
State and local – current	35	5	23
Total current	223	(143)	27
Federal – deferred	(28)	190	101
State and local – deferred	15	29	—
Total deferred	(13)	219	101
Income tax expense reported in net income	210	77	128
Income tax expense reported in stockholders’ equity related to:
Securities available-for-sale	(42)	16	16
Pension liability adjustments	10	—	5
Cash flow hedge	9	(13)	—
Adoption of ASU 2016-13	—	(4)	—
Total income taxes	$187	$76	$149

The following table presents a reconciliation of statutory federal income tax expense (benefit) to combined actual income tax expense (benefit) reported in net income for the years ended December 31, 2021, 2020, and 2019:

	December 31,
(in millions)	2021	2020	2019
Statutory federal income tax at 21%, 21% and 21%, respectively	$169	$123	$110
State and local income taxes, net of federal income tax effect	40	27	18
Effect of tax law changes	—	(73)	—
Non-deductible FDIC deposit insurance premiums	9	8	7
Effect of tax deductibility of ESOP	(3)	(3)	(3)
Non-taxable income and expense of BOLI	(6)	(7)	(6)
Non-deductible merger expenses	3	—	—
Federal tax credits	—	(1)	(1)
Adjustments relating to prior tax years	(1)	1	—
Other, net	(1)	2	3
Total income tax expense	$210	$77	$128

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

The Company invests in affordable housing projects through limited partnerships that generate federal Low Income Housing Tax Credits. The balances of these investments, which are included in “Other assets” in the

Consolidated Statements of Condition, were $76 million and $85 million, respectively, at December 31, 2021 and 2020, and included commitments of $34 million and $54 million that are expected to be funded over the next three years. The Company elected to apply the proportional amortization method to these investments. Recognized in the determination of income tax (benefit) expense from operations for the years ended December 31, 2021, 2020, and 2019 were $9 million, $8 million, and $6 million, respectively, of affordable housing tax credits and other tax benefits, and an offsetting $9 million, $6 million, and $5 million, respectively, for the amortization of the related investments. No impairment losses were recognized in relation to these investments for the years ended December 31, 2021, 2020, and 2019

GAAP prescribes a recognition threshold and measurement attribute for use in connection with the obligation of a company to recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2021, the Company had $39 million of unrecognized gross tax benefits. Gross tax benefits do not reflect the federal tax effect associated with state tax amounts. The total amount of net unrecognized tax benefits at December 31, 2021 that would have affected the effective tax rate, if recognized, was $30 million.

Interest and penalties (if any) related to the underpayment of income taxes are classified as a component of income tax expense in the Consolidated Statements of Income and Comprehensive Income. During the years ended December 31, 2021, 2020, and 2019, the Company recognized income tax expense attributed to interest and penalties of $4 million, $3 million, and $3 million, respectively. Accrued interest and penalties on tax liabilities were $22 million and $18 million, respectively, at December 31, 2021 and 2020.

The following table summarizes changes in the liability for unrecognized gross tax benefits for the years ended December 31, 2021, 2020, and 2019:

	December 31,
(in millions)	2021	2020	2019
Uncertain tax positions at beginning of year	$38	$36	$33
Additions for tax positions relating to current-year operations	2	1	1
Additions for tax positions relating to prior tax years	1	1	2
Subtractions for tax positions relating to prior tax years	(2)	—	—
Reductions in balance due to settlements	—	—	—
Uncertain tax positions at end of year	$39	$38	$36

The Company and its subsidiaries have filed tax returns in many states. The following are the more significant tax filings that are open for examination:

•
Federal tax filings for tax years 2018 through the present;
•
New York State tax filings for tax years 2010 through the present;
•
New York City tax filings for tax years 2011 through the present; and
•
New Jersey tax filings for tax years 2015 through the present.

In addition to other state audits, the Company is currently under examination by the following taxing jurisdictions of significance to the Company:

•
New York State for the tax years 2010 through 2016; and
•
New York City for the tax years 2011 and 2014.

It is reasonably possible that there will be developments within the next twelve months that would necessitate an adjustment to the balance of unrecognized tax benefits, including decreases of up to $21 million due to completion of tax authorities’ exams and the expiration of statutes of limitations.

As a savings institution, the Bank is subject to a special federal tax provision regarding its frozen tax bad debt reserve. At December 31, 2021, the Bank’s federal tax bad debt base-year reserve was $62 million, with a related federal deferred tax liability of $13 million, which has not been recognized since the Bank does not expect that this reserve will become taxable in the foreseeable future. Events that would result in taxation of this reserve include redemptions of the Bank’s stock or certain excess distributions by the Bank to the Company.

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

Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of December 31, 2021, all of the Company’s $4.3 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at December 31, 2021.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At December 31, 2021, the Company had a net negative exposure.

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

The Company has entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. For the twelve months ended December 31, 2021, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $49 million for the twelve months ended December 31, 2021. For the twelve months ended December 31, 2020, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $35 million for the twelve months ended December 31, 2020.

As of December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

(in millions)	December 31, 2021		December 31, 2020
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$2,025	$25	$2,073	$73

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2021, the amortized cost basis of the closed portfolios used in these hedging relationships was $2.9 billion; the cumulative basis adjustments associated with these hedging relationships was $25 million; and the amount of the designated hedged items was $2.0 billion.

The following table sets forth information regarding the Company’s derivative financial instruments at December 31, 2021.

	December 31, 2021
		Fair Value
(in millions)	Notional Amount	Other Assets	Other Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swap	$2,000	$—	$—
Total derivatives designated as fair value hedging instruments	$2,000	$—	$—

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in millions)	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Derivative – interest rate swap:
Interest income	$48	$(20)
Hedged item – loans:
Interest income	$(48)	$20

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of amounts subject to variability caused by changes in interest rates from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Changes in the fair value of derivatives designated and that qualify as cash flow hedges are initially recorded in other comprehensive income and are subsequently reclassified into earnings in the period that the hedged transaction affects.

Interest rate swaps with notional amounts totaling $2.3 billion as of December 31, 2021 and December 31, 2020, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at December 31, 2021 and December 31, 2020:

(dollars in millions)	December 31, 2021	December 31, 2020
Notional amounts	$2,250	$2,250
Cash collateral posted	12	46
Weighted average pay rates	1.27%	1.27%
Weighted average receive rates	0.18%	0.23%
Weighted average maturity	0.9 years	1.9 years

The following table presents the effect of the Company’s cash flow derivative instruments on AOCL for the year ending December 31, 2021:

(in millions)	For the Twelve Months Ended December 31, 2021	For the Twelve Months Ended December 31, 2020
Amount of (loss) gain recognized in AOCL	$8	$(58)
Amount of reclassified from AOCL to interest expense	25	12

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the twelve months ended December 31, 2021 was $25 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $25 million will be reclassified to interest expense.
NOTE 12: COMMITMENTS AND CONTINGENCIES

Pledged Assets

The Company pledges securities to serve as collateral for its repurchase agreements, among other purposes. At December 31, 2021, the Company had pledged available for sale mortgage-related securities and other debt securities with carrying values of $704 million and $464 million, respectively. At December 31, 2020, the Company had pledged available for sale mortgage-related securities and other debt securities with carrying values of $898 million and $380 million, respectively. In addition, the Company had $33.9 billion and $33.5 billion of loans pledged to the FHLB-NY to serve as collateral for its wholesale borrowings at the respective year-ends.

Loan Commitments and Letters of Credit

At December 31, 2021 and 2020, the Company had commitments to originate loans, including unused lines of credit, of $2.8 billion and $2.5 billion, respectively. The majority of the outstanding loan commitments at those dates were expected to close within 90 days. In addition, the Company had commitments to originate letters of credit totaling $291 million and $376 million at December 31, 2021 and 2020.

The following table summarizes the Company’s off-balance sheet commitments to originate loans and letters of credit at December 31, 2021:

(in millions)
Mortgage Loan Commitments:
Multi-family and commercial real estate	$352
One-to-four family	—
Acquisition, development, and construction	168
Total mortgage loan commitments	$520
Other loan commitments	2,301
Total loan commitments	$2,821
Commercial, performance stand-by, and financial stand-by letters of credit	291
Total commitments	$3,112

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

The following table summarizes the Company’s guarantees and indemnifications at December 31, 2021:

(in millions)	Expires Within One Year	Expires After One Year	Total Outstanding Amount	Maximum Potential Amount of Future Payments
Financial stand-by letters of credit	$77	$60	$137	$271
Performance stand-by letters of credit	3	—	3	3
Commercial letters of credit	7	1	8	17
Total letters of credit	$87	$61	$148	$291

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

At December 31, 2021, the Company had no commitments to purchase securities.

Legal Proceedings

Following the announcement of the Merger Agreement, the first of four lawsuits was filed on June 23, 2021 in United States Federal District Courts by alleged stockholders of NYCB against NYCB and the members of its board of directors challenging the accuracy or completeness of the disclosures contained in the Form S-4 filed on June 25, 2021 by NYCB with the SEC relating to the proposed Merger. Four additional lawsuits were filed by alleged Flagstar stockholders in state and federal courts against Flagstar and its board of directors (and, in one instance, NYCB and 615 Corp.) challenging the proposed Merger or Flagstar’s disclosures relating to the Merger, and those four lawsuits have since been resolved and dismissed. The complaints in the actions against NYCB allege, among other things, that the defendants caused a materially incomplete and misleading Form S-4 relating to the proposed Merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. None of NYCB defendants has been served with the complaint in any of these actions, and NYCB believes that these claims are without merit.

NOTE 13: INTANGIBLE ASSETS

Goodwill

Goodwill is presumed to have an indefinite useful life and is tested for impairment, rather than amortized, at the reporting unit level, at least once a year. There was no change in goodwill during the year ended December 31, 2021.

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

The following table sets forth certain information regarding the Retirement Plan as of the dates indicated:

	December 31,
(in millions)	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of year	$172	$160
Interest cost	4	5
Actuarial loss (gain)	(9)	15
Annuity payments	(6)	(7)
Settlements	(3)	(1)
Benefit obligation at end of year	$158	$172
Change in Plan Assets:
Fair value of assets at beginning of year	$261	$243
Actual return (loss) on plan assets	31	26
Contributions	—	—
Annuity payments	(6)	(7)
Settlements	(3)	(1)
Fair value of assets at end of year	$283	$261
Funded status (included in “Other assets”)	$125	$89
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial loss	(7)	(7)
Net actuarial (gain) loss arising during the year	(23)	4
Total recognized in other comprehensive income for the year (pre-tax)	$(30)	$(3)
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	43	73
Total accumulated other comprehensive loss (pre-tax)	$43	$73

In 2022, an estimated $2 million of unrecognized net actuarial loss for the Retirement Plan will be amortized from AOCL into net periodic benefit cost. The comparable amount recognized as net periodic benefit cost in 2021 was $7 million. No prior service cost will be amortized in 2022 and none was amortized in 2021. The discount rates used to determine the benefit obligation at December 31, 2021 and 2020 were 2.6% and 2.2%, respectively.

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

The components of net periodic pension (credit) expense were as follows for the years indicated:

	Years Ended December 31,
(in millions)	2021	2020	2019
Components of net periodic pension expense (credit):
Interest cost	$4	$5	$6
Expected return on plan assets	(16)	(15)	(14)
Amortization of net actuarial loss	7	7	10
Net periodic pension (credit) expense	$(5)	$(3)	$2

The following table indicates the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2021	2020	2019
Discount rate	2.2%	3.0%	4.1%
Expected rate of return on plan assets	6.3	6.5	6.8

As of December 31, 2021, Retirement Plan assets were invested in two diversified investment portfolios of the Pentegra Retirement Trust (the “Trust”), a private placement investment fund.

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

In addition, the Retirement Plan holds Company shares, the value of which is approximately equal to 13% of the assets that are held by the Trust.

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

The following table presents information about the fair value measurements of the investments held by the Retirement Plan as of December 31, 2021:

(in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity:
Large-cap value (1)	$24	$—	$24	$—
Large-cap growth (2)	27	—	27	—
Large-cap core (3)	17	—	17	—
Mid-cap value (4)	7	—	7	—
Mid-cap growth (5)	6	—	6	—
Mid-cap core (6)	6	—	6	—
Small-cap value (7)	3	—	3	—
Small-cap growth (8)	7	—	7	—
Small-cap core (9)	5	—	5	—
International equity (10)	37	—	37	—
Fixed Income Funds:
Fixed Income – U.S. Core (11)	77	—	77	—
Intermediate duration (12)	26	—	26	—
Equity Securities:
Company common stock	36	36	—	—
Cash Equivalents:
Money market *	5	1	4	—
	$283	$37	$246	$—

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

Current Asset Allocation

The asset allocations for the Retirement Plan as of December 31, 2021 and 2020 were as follows:

	At December 31,
	2021	2020
Equity securities	62%	60%
Debt securities	36	38
Cash equivalents	2	2
Total	100%	100%

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

Expected Contributions

The Company does not expect to contribute to the Retirement Plan in 2022.

Expected Future Annuity Payments

The following annuity payments, which reflect expected future service, as appropriate, are expected to be paid by the Retirement Plan during the years indicated:

(in millions)
2022	$8
2023	8
2024	8
2025	9
2026	8
2027 and thereafter	44
Total	$85

Qualified Savings Plan (401(k) Plan)

The Company maintains a defined contribution qualified savings plan in the form of a 401(k) plan in which all salaried employees are able to participate after one month of service and having attained age 21. The Company instituted a safe harbor matching contribution program during the year ended December 31, 2020, and accordingly, the Company matches a portion of employee 401(k) plan contributions. Such expense totaled $6 million for the twelve months ended December 31, 2021 and 2020.

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

The following table sets forth certain information regarding the Health & Welfare Plan as of the dates indicated:

	December 31,
(in millions)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$12	$12
Interest cost	—	—
Actuarial gain	(2)	—
Premiums and claims paid	—	—
Benefit obligation at end of year	$10	12
Change in plan assets:
Fair value of assets at beginning of year	$—	$—
Employer contribution	—	1
Premiums and claims paid	—	(1)
Fair value of assets at end of year	$—	$—
Funded status (included in “Other liabilities”)	$(10)	(12)
Changes recognized in other comprehensive income for the year ended December 31:
Amortization of prior service cost	$—	$—
Amortization of actuarial gain	—	—
Net actuarial (gain) loss arising during the year	(2)	—
Total recognized in other comprehensive income for the year (pre-tax)	$(2)	$—
Accumulated other comprehensive loss (pre-tax) not yet recognized in net periodic benefit cost at December 31:
Prior service cost	$—	$—
Actuarial loss, net	—	1
Total accumulated other comprehensive income (pre-tax)	$—	$1

The discount rates used in the preceding table were 2.3% at December 31, 2021 and 2.0% at December 31, 2020.

The estimated net actuarial loss and the prior service liability that will be amortized from AOCL into net periodic benefit cost in 2022 are $0 and $0, respectively.

The following table presents the components of net periodic benefit cost for the years indicated:

Years Ended December 31,
(in millions)	2021	2020	2019
Components of Net Periodic Benefit Cost:
Service cost	$—	$—	$—
Interest cost	—	—	—
Amortization of past-service liability	—	—	—
Amortization of net actuarial loss	—	—	—
Net periodic benefit cost	$—	$—	$—

(1) All numbers round to zero.

The following table presents the weighted average assumptions used in determining the net periodic benefit cost for the years indicated:

	Years Ended December 31,
	2021	2020	2019
Discount rate	2.0%	2.9%	3.9%
Current medical trend rate	6.5	6.5	6.5
Ultimate trend rate	5.0	5.0	5.0
Year when ultimate trend rate will be reached	2027	2026	2025

Expected Contributions

The Company expects to contribute $1 million to the Health & Welfare Plan to pay premiums and claims in the fiscal year ending December 31, 2022.

Expected Future Payments for Premiums and Claims

The following amounts are currently expected to be paid for premiums and claims during the years indicated under the Health & Welfare Plan:

(in millions)
2022	$1
2023	1
2024	1
2025	1
2026	1
2027 and thereafter	2
Total	$7

NOTE 15: STOCK-RELATED BENEFIT PLANS

New York Community Bank Employee Stock Ownership Plan

On December 6, 2021, the ESOP was terminated with the assets in the ESOP merged into the employee’s 401(k) plan. After the merger of the ESOP into the 401(k) plan, the Company allocated $4 million into eligible participant’s accounts.

In 2020 and 2019, the Company allocated 405,167 and 349,356 shares, respectively, to participants in the ESOP. For each of the years ended December 31, 2021, 2020, and 2019, the Company recorded expense of $4 million.

Supplemental Executive Retirement Plan

The Bank has established a Supplemental Executive Retirement Plan (“SERP”), which provided additional unfunded, non-qualified benefits to certain participants in the ESOP in the form of Company common stock. The SERP was frozen in 1999. Trust-held assets, consisting entirely of Company common stock, amounted to 1,006,186 and 2,191,915 shares, respectively, at December 31, 2021 and 2020, including shares purchased through dividend reinvestment. The cost of these shares is reflected as a reduction of paid-in capital in excess of par in the Consolidated Statements of Condition.

Stock Based Compensation

At December 31, 2021, the Company had a total of 8,548,783 shares available for grants as restricted stock, options, or other forms of related rights under the 2020 Incentive Plan, which was approved by the Company’s shareholders at its Annual Meeting on June 3, 2020. The Company granted 3,131,949 shares of restricted stock, with an average fair value of $11.20 per share on the date of grant, during the twelve months ended December 31, 2021.

During 2020 and 2019, the Company granted 2,421,345 shares and 2,031,198 shares, respectively, of restricted stock, which had average fair values of $11.61 and $10.45 per share on the respective grant dates. The shares of restricted stock that were granted during the years ended December 31, 2021, 2020, and 2019 vest over a period of five years. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $27 million, $28 million, and $31 million, respectively, for the years ended December 31, 2021, 2020, and 2019.

The following table provides a summary of activity with regard to restricted stock awards in the year ended December 31, 2021:

	For the Year Ended December 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,228,048	$12.43
Granted	3,131,949	11.20
Vested	(2,107,282)	13.15
Canceled	(302,380)	11.71
Unvested at end of year	6,950,335	11.68

As of December 31, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $55 million. This amount will be recognized over a remaining weighted average period of 2.9 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the twelve months ended December 31, 2021:

	Number of Shares	Performance Period	Expected Vesting Date
Outstanding at beginning of year	477,872
Granted	356,740	January 1, 2021 - December 31, 2023	March 31, 2024
Outstanding at end of period	834,612

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $5 million and $1 million for the twelve months ended December 31, 2021 and December 31, 2020. As of December 31, 2021, unrecognized compensation cost relating to unvested restricted stock totaled $5 million. This amount will be recognized over a remaining weighted average period of 1.4 years. As of December 31, 2021, the Company believes it is probable that the performance conditions will be met.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,107	$—	$—	$1,107
GSE CMOs	—	1,683	—	—	1,683
Total mortgage-related debt securities	$—	$2,790	$—	$—	$2,790
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$45	$—	$—	$—	$45
GSE debentures	—	1,480	—	—	1,480
Asset-backed securities	—	479	—	—	479
Municipal bonds	—	25	—	—	25
Corporate bonds	—	838	—	—	838
Foreign notes	—	26	—	—	26
Capital trust notes	—	97	—	—	97
Total other debt securities	$45	$2,945	$—	$—	$2,990
Total debt securities available for sale	$45	$5,735	$—	$—	$5,780
Equity securities:
Preferred stock	$—	$—	$—	$—	$—
Mutual funds and common stock	—	16	—	—	16
Total equity securities	$—	$16	$—	$—	$16
Total securities	$45	$5,751	$—	$—	$5,796

	Fair Value Measurements at December 31, 2020
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting Adjustments	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,209	$—	$—	$1,209
GSE CMOs	—	1,829	—	—	1,829
Total mortgage-related debt securities	$—	$3,038	$—	$—	$3,038
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$65	$—	$—	$—	$65
GSE debentures	—	1,158	—	—	1,158
Asset-backed securities	—	527	—	—	527
Municipal bonds	—	26	—	—	26
Corporate bonds	—	882	—	—	882
Foreign notes	—	26	—	—	26
Capital trust notes	—	91	—	—	91
Total other debt securities	$65	$2,710	$—	$—	$2,775
Total debt securities available for sale	$65	$5,748	$—	$—	$5,813
Equity securities:			—	—
Preferred stock	$15	$—	$—	$—	$15
Mutual funds and common stock	—	16	—	—	16
Total equity securities	$15	$16	$—	$—	$31
Total securities	$80	$5,764	$—	$—	$5,844

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets that were measured at fair value on a non-recurring basis as of December 31, 2021 and 2020, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at December 31, 2021 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain loans (1)	$—	$—	$32	$32
Other assets(2)	—	—	32	32
Total	$—	$—	$64	$64

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

	Fair Value Measurements at December 31, 2020 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain impaired loans (1)	$—	$—	$41	$41
Other assets (2)	—	—	6	6
Total	$—	$—	$47	$47

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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at December 31, 2021 and 2020:

	December 31, 2021
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$2,211	$2,211	$2,211		$—		$—
FHLB stock (1)	734	734	—		734		—
Loans and leases, net	45,539	44,748	—		—		44,748
Financial Liabilities:
Deposits	$35,059	$35,051	$26,635	(2)	$8,416	(3)	$—
Borrowed funds	16,562	17,169	—		17,169		—

(1)
Carrying value and estimated fair value are at cost.
(2)
Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)
Certificates of deposit.

	December 31, 2020
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,948	$1,948	$1,947,931		$—		$—
FHLB stock (1)	714	714	—		714		—
Loans and leases, net	42,807	42,376	—		—		42,376
Financial Liabilities:
Deposits	$32,437	$32,466	$22,106	(2)	$10,360	(3)	$—
Borrowed funds	16,084	16,794	—		16,794		—

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at December 31, 2021 and 2020.
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

Various legal restrictions limit the extent to which the Company’s subsidiary bank can supply funds to the Parent Company and its non-bank subsidiaries. The Company’s subsidiary bank would require the approval of the Superintendent of the NYSDFS if the dividends they declared in any calendar year were to exceed the total of their respective net profits for that year combined with their respective retained net profits for the preceding two calendar years, less any required transfer to paid-in capital. The term “net profits” is defined as the remainder of all earnings from current operations plus actual recoveries on loans, investments, and other assets, after deducting from the total thereof all current operating expenses, actual losses if any, and all federal, state, and local taxes. In 2021, dividends of $380.0 million were paid by the Bank to the Parent Company. At December 31, 2021, the Bank could have paid additional dividends of $469 million to the Parent Company without regulatory approval.

NOTE 18: PARENT COMPANY-ONLY FINANCIAL INFORMATION

The following tables present the condensed financial statements for New York Community Bancorp, Inc. (Parent Company only):

Condensed Statements of Condition

	December 31,
(in millions)	2021	2020
ASSETS:
Cash and cash equivalents	$139	151
Investments in subsidiaries	7,525	7,334
Receivables from subsidiaries	3	—
Other assets	45	23
Total assets	$7,712	7,508
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Junior subordinated debentures	$361	360
Subordinated notes	296	296
Other liabilities	11	10
Total liabilities	668	666
Stockholders’ equity	7,044	6,842
Total liabilities and stockholders’ equity	$7,712	7,508

Condensed Statements of Income

	Years Ended December 31,
(in millions)	2021	2020	2019
Interest income	$—	$—	$—
Dividends received from subsidiaries	380	380	380
Other income	1	1	1
Gross income	381	381	381
Operating expenses	50	52	50
Income before income tax benefit and equity in underdistributed earnings of subsidiaries	331	329	331
Income tax benefit	14	14	14
Income before equity in underdistributed earnings of subsidiaries	345	343	345
Equity in underdistributed earnings of subsidiaries	251	168	50
Net income	$596	$511	$395

Condensed Statements of Cash Flows

	Years Ended December 31,
(in millions)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$596	$511	$395
Change in other assets	(22)	—	—
Change in other liabilities	1	—	(2)
Other, net	32	30	33
Equity in undistributed earnings of subsidiaries	(251)	(168)	(50)
Net cash provided by operating activities	356	373	376
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in receivable from subsidiaries, net	(3)	2	4
Net cash (used in) provided by investing activities	(3)	2	4
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock repurchased	(16)	(59)	(75)
Cash dividends paid on common and preferred stock	(349)	(348)	(350)
Net cash used in financing activities	(365)	(407)	(425)
Net decrease in cash and cash equivalents	(12)	(32)	(45)
Cash and cash equivalents at beginning of year	151	183	228
Cash and cash equivalents at end of year	$139	$151	$183

NOTE 19: CAPITAL

The Company is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, which is administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) that are substantially similar to those of the FDIC for the Bank.

The following tables present the regulatory capital ratios for the Company at December 31, 2021 and 2020, in comparison with the minimum amounts and ratios required by the FRB for capital adequacy purposes:

	Risk-Based Capital
At December 31, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,226	9.68%	$4,729	10.83%	$5,558	12.73%	$4,729	8.46%
Minimum for capital adequacy purposes	1,966	4.50	2,621	6.00	3,494	8.00	2,237	4.00
Excess	$2,260	5.18%	$2,108	4.83%	$2,064	4.73%	$2,492	4.46%

	Risk-Based Capital
At December 31, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$3,962	9.72%	$4,465	10.95%	$5,290	12.97%	$4,465	8.52%
Minimum for capital adequacy purposes	1,834	4.50	2,446	6.00	3,262	8.00	2,096	4.00
Excess	$2,128	5.22%	$2,019	4.95%	$2,028	4.97%	$2,369	4.52%

At December 31, 2021, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 473 basis points and the fully phased-in capital conservation buffer by 223 basis points.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At December 31, 2021, the Bank exceeded all the capital adequacy requirements to which they were subject.

As of December 31, 2021, the Company and the Bank are categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 risk-based capital ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%. In the opinion of management, no conditions or events have transpired since December 31, 2021 to change these capital adequacy classifications.

The following tables present the actual capital amounts and ratios for the Bank at December 31, 2021 and 2020 in comparison to the minimum amounts and ratios required for capital adequacy purposes.

	Risk-Based Capital
At December 31, 2021	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,217	11.95%	$5,217	11.95%	$5,402	12.38%	$5,217	9.33%
Minimum for capital adequacy purposes	1,964	4.50	2,619	6.00	3,491	8.00	2,236	4.00
Excess	$3,253	7.45%	$2,598	5.95%	$1,911	4.38%	$2,981	5.33%

	Risk-Based Capital
At December 31, 2020	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,964	12.18%	$4,964	12.18%	$5,145	12.62%	$4,964	9.48%
Minimum for capital adequacy purposes	1,834	4.50	2,445	6.00	3,260	8.00	2,095	4.00
Excess	$3,130	7.68%	$2,519	6.18%	$1,885	4.62%	$2,869	5.48%

Preferred Stock

On March 17, 2017, the Company issued 20,600,000 depositary shares, each representing a 1/40th interest in a share of the Company’s Fixed-to-Floating Rate Series A Noncumulative Perpetual Preferred Stock, par value $0.01 per share, with a liquidation preference of $1.000 per share (equivalent to $25 per depositary share). Dividends will accrue on the depositary shares at a fixed rate equal to 6.375% per annum until March 17, 2027, and a floating rate equal to Three-month LIBOR plus 382.1 basis points per annum beginning on March 17, 2027. Dividends will be payable in arrears on March 17, June 17, September 17, and December 17 of each year, which commenced on June 17, 2017.

Treasury Stock Repurchases

On October 23, 2018, the Board of Directors approved the repurchase of up to $300 million of the Company’s outstanding common stock. As of December 31, 2021, the Company has repurchased a total of 29 million shares at an average price of $9.63 or an aggregate purchase of $278 million. The Company had no repurchases during 2021. During the year ended December 31, 2020, the Company repurchased 5 million shares, at a cost of $50 million.

NOTE 20: PENDING ACQUISITION

Acquisition of Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced it had entered into a definitive merger agreement (the "Merger Agreement") under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction valued at the time, at $2.6 billion. Under terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, Flagstar shareholders will receive 4.0151 shares of New York Community Bancorp, Inc. common stock for each Flagstar share they own. Following completion of the merger, New York Community shareholders are expected to own 68% of the combined company, while Flagstar shareholders are expected to own 32% of the combined company. The new company will have $85 billion in total assets, operate nearly 400 traditional branches in nine states, and 83 retail home lending offices across a 28-state footprint. It will be headquartered on Long Island, N.Y. with regional headquarters in Troy, Michigan, including Flagstar's mortgage operations.

Both sets of shareholders approved the merger on August 4, 2021. The transaction is subject to the satisfaction of certain other customary closing conditions, including approvals from the NYSDFS, the FDIC, and the FRB.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of condition of New York Community Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments - Credit Losses.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses on loans and leases related to the multi-family and commercial real estate portfolio segments that are evaluated on a collective basis

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s total allowance for credit losses (ACL) on loans and leases as of December 31, 2021 was $199 million, a substantial portion of which related to the multi-family and commercial real estate portfolio segments. The allowance for credit losses on loans and leases is measured on a collective basis when similar risk characteristics exist (collective ACL). Management estimates the collective ACL by projecting and multiplying together the probability-of-default (PD), loss-given-default (LGD) and exposure-at-default depending on economic parameters for each month of the remaining contractual term. For the multi-family and commercial real estate portfolios, the Company estimates the exposure-at-default using a prepayment model which projects prepayments over the life of the loans. Economic parameters are developed using available information relating to past events, current conditions, economic forecasts, and macroeconomic assumptions. Economic parameters are forecast over a reasonable and supportable period. After the reasonable and supportable period, the Company reverts to a historical average loss rate on a straight line basis. Historical credit experience over the observation period provides the basis for the estimation of expected credit losses, with qualitative adjustments made for differences in current loan-specific risk characteristics as well as for changes in environmental conditions.

We identified the assessment of the collective ACL on loans and leases related to the multi-family and commercial real estate portfolio segments as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ACL methodology, including the methods and models used to estimate the PD, LGD, and prepayments and their significant assumptions. Such significant assumptions included portfolio segmentation, the selection of the economic forecasts and macroeconomic assumptions, the reasonable and supportable forecast period, the reversion period and the historical observation period. The assessment also included the evaluation of the qualitative adjustments and their significant assumptions for differences in loan-specific risk characteristics and changes in environmental factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD, LGD, and prepayments models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL on loans and leases related to multi-family and commercial real estate portfolio segments, including controls over the:

•
development of the collective ACL on loans and leases related to the multi-family and commercial real estate portfolio segments methodology
•
continued use and appropriateness of changes made to PD, LGD, and prepayment models
•
identification and determination of the significant assumptions used in the PD, LGD, and prepayment models
•
development of the qualitative adjustments, including the significant assumptions used in the measurement of the qualitative factors
•
performance monitoring of the PD, LGD, and prepayment models
•
analysis of the collective ACL on loans and leases related to the multi-family and commercial real estate portfolio segments results, trends, and ratios

We evaluated the Company’s process to develop the collective ACL on loans and leases related to the multi-family and commercial real estate portfolio segments estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•
evaluating the Company’s collective ACL methodology for compliance with U.S. generally accepted accounting principles
•
evaluating judgments made by the Company relative to the assessment and performance testing of the PD, LGD, and prepayment models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•
assessing the conceptual soundness and performance of the PD, LGD, and prepayment models by inspecting the model documentation to determine whether the models are suitable for their intended use

•
evaluating the selection of the economic forecasts and underlying macroeconomic assumptions by comparing it to the Company’s business environment and relevant industry practices
•
evaluating the length of the reasonable and supportable period, the reversion period and the historical observation period by comparing them to specific portfolio risk characteristics and trends
•
determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•
evaluating the methodology used to develop the qualitative factors and their significant assumptions and the effect of those factors on the allowance for credit losses on loans and leases compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ACL on loans and leases related to the multi-family and commercial real estate portfolio segments estimate by evaluating the:

•
determination of cumulative results of the audit procedures
•
qualitative aspects of the Company’s accounting practices
•
potential bias in the accounting estimate.

We have served as the Company’s auditor since 1993.

New York, New York
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

New York Community Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited New York Community Bancorp, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 25, 2022

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2020 was effective using this criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as stated in their report, included in Item 8 on the preceding page, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding our directors, executive officers, and corporate governance appears in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 2022 (hereafter referred to as our “2022 Proxy Statement”) under the captions “Information with Respect to Nominees, Continuing Directors, and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Meetings and Committees of the Board of Directors,” and “Corporate Governance,” and is incorporated herein by this reference.

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available on the Investor Relations portion of our website: www.myNYCB.com and will be provided, without charge, upon written request to the Chief Corporate Governance Officer and Corporate Secretary at 102 Duffy Avenue, Hicksville, NY 11801.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears in our 2022 Proxy Statement under the captions “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” and “Director Compensation,” and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding the Company’s equity compensation plans at December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	8,548,783
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	8,548,783

Information relating to the security ownership of certain beneficial owners and management appears in our 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Information with Respect to Nominees, Continuing Directors, and Executive Officers.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, appears in our 2022 Proxy Statement under the captions “Transactions with Certain Related Persons” and “Corporate Governance,” respectively, and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, New York, New York, Auditor Firm ID: 185.

Information regarding principal accounting fees and services appears in our 2022 Proxy Statement under the caption “Audit and Non-Audit Fees,” and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Report

1. Financial Statements

The following are incorporated by reference from Item 8 hereof:

•
Reports of Independent Registered Public Accounting Firm;
•
Consolidated Statements of Condition at December 31, 2020 and 2021;
•
Consolidated Statements of Income and Comprehensive Income for each of the years in the three-year period ended December 31, 2021;
•
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2021;
•
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2021; and
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

Exhibit No.

2.1

Agreement and Plan of Merger, dated as of April 24, 2021, by and among New York Community Bancorp, Inc., 615 Corp., a wholly-owned subsidiary of New York Community Bancorp, Inc. and Flagstar Bancorp, Inc.* (1)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation (3)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation (4)

3.4

Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017 (5)

3.5	Amended and Restated Bylaws(6)

4.1	Specimen Stock Certificate (7)

4.2

Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc, and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein (8)

4.3	Form of certificate representing the Series A Preferred Stock (8)

4.4	Form of depositary receipt representing the Depositary Shares (8)

4.5	Description of securities registered pursuant to Section 12 of the Securities and Exchange Act of 1934 (9)

4.6	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. Robert Wann, Thomas R. Cangemi, James J. Carpenter, and John J. Pinto** (10)

10.2(P)	Form of Change in Control Agreements among the Company, the Bank, and Certain Officers** (11)

10.3(P)	Form of Queens County Savings Bank Outside Directors’ Consultation and Retirement Plan** (11)

10.4(P)	Supplemental Benefit Plan of Queens County Savings Bank** (12)

10.5(P)	Excess Retirement Benefits Plan of Queens County Savings Bank** (11)

10.6(P)	Queens County Savings Bank Directors’ Deferred Fee Stock Unit Plan** (11)

10.7	New York Community Bancorp, Inc. Management Incentive Compensation Plan** (13)

10.8	New York Community Bancorp, Inc. 2012 Stock Incentive Plan** (14)

10.9

Underwriting Agreement, dated November 1, 2018, by and among the Registrant and Goldman Sachs & Co., Sandler O’Neill & Partners, L.P., Credit Suisse Securities (USA) LLC, Jeffries LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters listed therein (15)

10.10	Consulting Agreement between New York Community Bancorp, Inc. and James J. Carpenter** (16)

10.11	New York Community Bancorp, Inc., 2020 Omnibus Incentive Plan** (17)
10.12	Letter Agreement, dated as of April 24, 2021, by and between New York Community Bancorp, Inc. and Thomas Cangemi** (1)

21.0	Subsidiaries information incorporated herein by reference to Part I, “Subsidiaries”

22.0	Subsidiary Issuers of Guaranteed Securities (attached hereto)

23.0	Consent of KPMG LLP, dated February 25, 2022 (attached hereto)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto)

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted in Inline XBRL and contained in Exhibit 101)

*Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

** Management plan or compensation plan arrangement.

(1) Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on

April 27, 2021 (File No. 1-31565)

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
(5)
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
(11)
Incorporated by reference to Exhibits filed with the Company’s Registration Statement filed on Form S-1, Registration No. 33-66852
(12)
Incorporated by reference to Exhibits filed with the 1995 Proxy Statement for the Annual Meeting of Shareholders held on April 19, 1995 (File No. 0-22278)
(13)
Incorporated by reference to Exhibits filed with the 2006 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2006 (File No. 1-31565)
(14)
Incorporated by reference to Exhibits filed with the 2012 Proxy Statement for the Annual Meeting of Shareholders held on June 7, 2012 (File No. 1-31565)
(15)
Incorporated by reference to Exhibits filed with the Company’s Form 8-K filed with the Securities and Exchange Commission on November 6, 2018 (File No. 1-31565)
(16)
Incorporated by reference to Exhibits filed with the Company’s Form 10-K/A for the year ended December 31, 2019 (File No. 1-31565)
(17)
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

February 25, 2022	New York Community Bancorp, Inc.
(Registrant)

/s/ Thomas R. Cangemi
Thomas R. Cangemi
Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas R. Cangemi	2/25/22	/s/ John J. Pinto	2/25/22
Thomas R. Cangemi		John J. Pinto
Chairman, President, and Chief Executive Officer		Senior Executive Vice President and Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)

/s/ Dominick Ciampa	2/25/22	/s/ Hanif W. Dahya	2/25/22
Dominick Ciampa		Hanif W. Dahya
Director		Director

/s/ Leslie D. Dunn	2/25/22	/s/ James J. O’Donovan	2/25/22
Leslie D. Dunn		James J. O’Donovan
Director		Director

/s/ Lawrence Rosano, Jr.	2/25/22	/s/ Ronald A. Rosenfeld	2/25/22
Lawrence Rosano, Jr.		Ronald A. Rosenfeld
Director		Director

/s/ Lawrence J. Savarese	2/25/22	/s/ Robert Wann	2/25/22
Lawrence J. Savarese		Robert Wann
Director		Senior Executive Vice President, Chief Operating Officer, and Director