Form 10-Q
period 2022-03-31
NEW YORK COMMUNITY BANCORP INC
filed 2022-05-09
CIK 910073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

467,038,424

Number of shares of common stock outstanding at May 2, 2022

NEW YORK COMMUNITY BANCORP, INC.

FORM 10-Q

Quarter Ended March 31, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,
	2022	2021
(in millions, except share data)	(unaudited)
ASSETS:
Cash, cash equivalents and due from banks	$2,900	$2,211
Securities:
Debt securities available-for-sale ($1,016 and $1,278 pledged at March 31, 2022 and December 31, 2021, respectively)	5,612	5,780
Equity investments with readily determinable fair values, at fair value	15	16
Total securities	5,627	5,796
Loans and leases held for investment, net of deferred loan fees and costs	46,758	45,738
Less: Allowance for credit losses on loans and leases	(197)	(199)
Total loans and leases, net	46,561	45,539
Federal Home Loan Bank stock, at cost	679	734
Premises and equipment, net	266	270
Operating lease right-of-use assets	243	249
Goodwill	2,426	2,426
Bank-owned life insurance	1,186	1,184
Other real estate owned and other repossessed assets	7	8
Other assets	1,110	1,110
Total assets	$61,005	$59,527
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Interest-bearing checking and money market accounts	$16,360	$13,209
Savings accounts	9,272	8,892
Certificates of deposit	7,889	8,424
Non-interest-bearing accounts	4,433	4,534
Total deposits	37,954	35,059
Borrowed funds:
Wholesale borrowings:
Federal Home Loan Bank advances	13,880	15,105
Repurchase agreements	800	800
Total wholesale borrowings	14,680	15,905
Junior subordinated debentures	361	361
Subordinated notes	296	296
Total borrowed funds	15,337	16,562
Operating lease liabilities	243	249
Other liabilities	562	613
Total liabilities	54,096	52,483
Stockholders’ equity:
Preferred stock at par $0.01 (5,000,000 shares authorized): Series A (515,000 shares issued and outstanding)	503	503
Common stock at par $0.01 (900,000,000 shares authorized; 490,439,070 and 490,439,070 shares issued; and 467,024,144 and 465,015,643 shares outstanding, respectively)	5	5
Paid-in capital in excess of par	6,107	6,126
Retained earnings	809	741
Treasury stock, at cost (23,414,926 and 25,423,427 shares, respectively)	(231)	(246)
Accumulated other comprehensive loss, net of tax:
Net unrealized loss on securities available for sale, net of tax of $99 and $17, respectively	(260)	(45)
Net unrealized loss on pension and post-retirement obligations, net of tax of $12 and $12 respectively	(31)	(31)
Net unrealized gain (loss) on cash flow hedges, net of tax of $(3) and $3, respectively	7	(9)
Total accumulated other comprehensive loss, net of tax	(284)	(85)
Total stockholders’ equity	6,909	7,044
Total liabilities and stockholders’ equity	$61,005	$59,527

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended March 31,
(in millions, except per share data)	2022	2021
INTEREST INCOME:
Loans and leases	$393	$383
Securities and money market investments	36	40
Total interest income	429	423

INTEREST EXPENSE:
Interest-bearing checking and money market accounts	8	9
Savings accounts	8	6
Certificates of deposit	11	18
Borrowed funds	70	72
Total interest expense	97	105
Net interest income	332	318
Provision for credit losses	(2)	4
Net interest income after provision for credit loan losses	334	314

NON-INTEREST INCOME:
Fee income	6	5
Bank-owned life insurance	7	7
Net loss on securities	(1)	—
Other	2	2
Total non-interest income	14	14

NON-INTEREST EXPENSE:
Operating expenses:
Compensation and benefits	80	78
Occupancy and equipment	23	21
General and administrative	31	33
Total operating expense	134	132
Merger-related expenses	7	—
Total non-interest expense	141	132
Income before income taxes	207	196
Income tax expense	52	51
Net income	$155	$145
Preferred stock dividends	8	8
Net income available to common stockholders	$147	$137
Basic earnings per common share	$0.31	$0.29
Diluted earnings per common share	$0.31	$0.29

Net income	$155	$145
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on securities available-for-sale, net of tax of $82; and $41, respectively	(215)	(108)
Change in pension and post-retirement obligations, net of tax of $0; and $(1), respectively	—	3
Change in net unrealized (loss) gain on cash flow hedges, net of tax of $(4) and $(1), respectively	12	3
Less: Reclassification adjustment for sales of available-for-sale securities, net of tax of $0; and $0, respectively	—	—
Reclassification adjustment for defined benefit pension plan, net of tax of $0; and $0, respectively	—	1
Reclassification adjustment for net gain on cash flow hedges included in net income, net of tax $(2); and $(2), respectively	4	4
Total other comprehensive income (loss), net of tax	(199)	(97)
Total comprehensive income, net of tax	$(44)	$48

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

(in millions, except share data)	Shares Outstanding	Preferred Stock (Par Value: $0.01)	Common Stock (Par Value: $0.01)	Paid-in Capital in excess of Par	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss, Net of Tax	Total Stockholders’ Equity
Three Months Ended March 31, 2022
Balance at December 31, 2021	465,015,643	$503	$5	$6,126	$741	$(246)	$(85)	$7,044
Shares issued for restricted stock, net of forfeitures	2,910,435	—	—	(26)	—	26	—	—
Compensation expense related to restricted stock awards	—	—	—	7	—	—	—	7
Net income	—	—	—	—	155	—	—	155
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(901,934)	—	—	—	—	(11)	—	(11)
Other comprehensive income, net of tax	—	—	—	—	—	—	(199)	(199)
Balance at March 31, 2022	467,024,144	$503	$5	$6,107	$809	$(231)	$(284)	$6,909

Three Months Ended March 31, 2021
Balance at December 31, 2020	463,901,808	$503	$5	$6,123	$494	$(258)	$(25)	$6,842
Shares issued for restricted stock, net of forfeitures	2,515,942	—	—	(28)	—	28	—	—
Compensation expense related to restricted stock awards	—	—	—	8	—	—	—	8
Net income	—	—	—	—	145	—	—	145
Dividends paid on common stock ($0.17)	—	—	—	—	(79)	—	—	(79)
Dividends paid on preferred stock ($15.94)	—	—	—	—	(8)	—	—	(8)
Purchase of common stock	(1,343,366)	—	—	—	—	(16)	—	(16)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(97)	(97)
Balance at March 31, 2021	465,074,384	$503	$5	$6,103	$552	$(246)	$(122)	$6,795

See accompanying notes to the consolidated financial statements.

NEW YORK COMMUNITY BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in millions)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$155	$145
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) Provision for loan losses	(2)	4
Depreciation	5	6
Amortization of discounts and premiums, net	(1)	1
Stock-based compensation	7	9
Deferred tax expense	(8)	31
Changes in operating assets and liabilities:
Decrease in other assets(1)	—	8
Increase (decrease) in other liabilities(2)	29	(28)
Purchases of securities held for trading	(35)	(60)
Proceeds from sales of securities held for trading	35	60
Origination of loans held for sale	—	(52)
Net cash provided by operating activities	185	124
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from repayment of securities available for sale	163	495
Purchase of securities available for sale	(269)	(985)
Redemption of Federal Home Loan Bank stock	107	16
Purchases of Federal Home Loan Bank stock	(52)	(1)
Proceeds from (purchases of) bank-owned life insurance, net	5	7
Proceeds from sales of loans	—	33
Purchases of loans	(61)	(21)
Other changes in loans, net	(960)	(225)
Purchases of premises and equipment, net	(1)	—
Net cash used in investing activities	(1,068)	(681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,895	1,760
Net decrease in short-term borrowed funds	(1,150)	—
Proceeds from long-term borrowed funds	1,000	325
Repayments of long-term borrowed funds	(1,075)	(650)
Cash dividends paid on common stock	(79)	(79)
Cash dividends paid on preferred stock	(8)	(8)
Payments relating to treasury shares received for restricted stock award tax payments	(11)	(16)
Net cash provided by financing activities	1,572	1,332
Net increase in cash, cash equivalents, due from banks and restricted cash	689	775
Cash, cash equivalents, due from banks, and restricted cash at beginning of year	2,211	1,948
Cash, cash equivalents, due from banks, and restricted cash at end of year	$2,900	$2,723
Supplemental information:
Cash paid for interest	$110	$113
Cash paid for income taxes	—	14
Non-cash investing and financing activities:
Securitization of residential mortgage loans to mortgage-backed securities available for sale	$61	21
Transfer of loans from held for investment to held for sale	—	48
Shares issued for restricted stock awards	26	28

(1)
Includes $6 million and $5 million of amortization of operating lease right-of-use assets for the three months ended March 31, 2022 and 2021, respectively.
(2)
Includes $6 million and $5 million of amortization of operating lease liability for the three months ended March 31, 2022 and 2021, respectively.

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

The Bank currently operates 237 branches, 18 of which operate directly under the New York Community Bank name. The remaining 219 Community Bank branches operate through eight divisional banks: Queens County Savings Bank, Roslyn Savings Bank, Richmond County Savings Bank, Roosevelt Savings Bank, and Atlantic Bank in New York; Garden State Community Bank in New Jersey; AmTrust Bank in Florida and Arizona; and Ohio Savings Bank in Ohio.

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

Impact of Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company adopted ASU No. 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method in the first quarter of 2022 upon issuance. The amendments expand the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. In addition, the amendments expand the scope of the portfolio layer method to include non-prepayable assets; specify eligible hedging instruments in a single-layer hedge; provide additional guidance on the accounting for and disclosure of hedge basis adjustments; specify how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. To date, the guidance has not had any impact on the Company’s Consolidated Statements of Condition, results of operations, or cash flows.

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

	For the Three Months Ended March 31,
(in millions, except share and per share amounts)	2022	2021
Net income available to common stockholders	$147	$137
Less: Dividends paid on and earnings allocated to participating securities	(2)	(2)
Earnings applicable to common stock	$145	$135
Weighted average common shares outstanding	465,138,238	463,292,906
Basic earnings per common share	$0.31	$0.29
Earnings applicable to common stock	$145	$135
Weighted average common shares outstanding	465,138,238	463,292,906
Potential dilutive common shares	808,525	594,031
Total shares for diluted earnings per common share computation	465,946,763	463,886,937
Diluted earnings per common share and common share equivalents	$0.31	$0.29

Note 3: Reclassifications out of Accumulated Other Comprehensive Loss

(in millions)	For the Three Months Ended March 31, 2022
Details about Accumulated Other Comprehensive Loss	Amount Reclassified out of Accumulated Other Comprehensive Loss (1)	Affected Line Item in the Consolidated Statements of Income and Comprehensive Income
Unrealized gains on available-for-sale securities:	$-	Net gain on securities
	-	Income tax expense
	$-	Net gain on securities, net of tax
Unrealized loss on cash flow hedges:	$(6)	Interest expense
	2	Income tax benefit
	$(4)	Net loss on cash flow hedges, net of tax
Amortization of defined benefit pension plan items:
Past service liability	$-	Included in the computation of net periodic credit (2)
Actuarial losses	-	Included in the computation of net periodic cost (2)
	-	Total before tax
	-	Income tax benefit
	$-	Amortization of defined benefit pension plan items, net of tax
Total reclassifications for the period	$(4)

(1)
Amounts in parentheses indicate expense items.
(2)
See Note 8, “Pension and Other Post-Retirement Benefits,” for additional information.

Note 4. Securities

The following tables summarize the Company’s portfolio of debt securities available for sale and equity investments with readily determinable fair values at March 31, 2022 and December 31, 2021:

	March 31, 2022
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,126	$3	$66	$1,063
GSE CMOs	1,680	1	128	1,553
Total mortgage-related debt securities	$2,806	$4	$194	$2,616
Other Debt Securities:
U. S. Treasury obligations	$144	$—	$—	$144
GSE debentures	1,524	1	152	1,373
Asset-backed securities (1)	461	1	6	456
Municipal bonds	25	—	1	24
Corporate bonds	881	8	11	878
Foreign notes	25	1	—	26
Capital trust notes	96	6	7	95
Total other debt securities	$3,156	$17	$177	$2,996
Total debt securities available for sale	$5,962	$21	$371	$5,612
Equity securities:
Mutual funds	$16	$—	$1	$15
Total equity securities	$16	$—	$1	$15
Total securities (2)	$5,978	$21	$372	$5,627

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $15 million included in other assets in the Consolidated Statements of Condition.

	December 31, 2021
(in millions)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Debt securities available-for-sale
Mortgage-Related Debt Securities:
GSE certificates	$1,102	$20	$15	$1,107
GSE CMOs	1,717	11	45	1,683
Total mortgage-related debt securities	$2,819	$31	$60	$2,790
Other Debt Securities:
U. S. Treasury obligations	$45	$—	$—	$45
GSE debentures	1,524	1	45	1,480
Asset-backed securities (1)	479	3	3	479
Municipal bonds	25	—	—	25
Corporate bonds	821	18	1	838
Foreign Notes	25	1	—	26
'Capital trust notes	96	8	7	97
Total other debt securities	$3,015	$31	$56	$2,990
Total other securities available for sale	$5,834	$62	$116	$5,780
Equity securities:
Mutual funds	$16	$—	$—	$16
Total equity securities	$16	$—	$—	$16
Total securities (2)	$5,850	$62	$116	$5,796

(1)
The underlying assets of the asset-backed securities are substantially guaranteed by the U.S. Government.
(2)
Excludes accrued interest receivable of $15 million included in other assets in the Consolidated Statements of Condition.

At March 31, 2022 and December 31, 2021, respectively, the Company had $679 million and $734 million of FHLB-NY stock, at cost. The Company maintains an investment in FHLB-NY stock partly in conjunction with its membership in the FHLB and partly related to its access to the FHLB funding it utilizes.

Net losses on equity securities recognized in earnings for the three months ended March 31, 2022 and 2021 were $1 and $0, respectively.

The following table summarizes, by contractual maturity, the amortized cost of securities at March 31, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (1)	Fair Value
(dollars in millions)
Available-for-Sale Debt Securities:
Due within one year	$30	$144	$—	$5	$179
Due from one to five years	131	22	—	458	620
Due from five to ten years	267	673	19	519	1,395
Due after ten years	2,378	829	6	481	3,418
Total debt securities available for sale	$2,806	$1,668	$25	$1,463	$5,612

(1)
Includes corporate bonds, capital trust notes, foreign notes and asset-backed securities.

The following table presents securities with no related allowance having a continuous unrealized loss position for less than twelve months and for twelve months or longer as of March 31, 2022:

	Less than Twelve Months		Twelve Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Temporarily Impaired Securities:
U. S. Treasury obligations	$144	$—	$—	$—	$144	$—
U.S. Government agency and GSE obligations	313	27	1,037	125	1,350	152
GSE certificates	598	31	259	34	857	65
GSE CMOs	792	41	647	88	1,439	129
Asset-backed securities	188	3	128	3	316	6
Municipal bonds	—	—	7	1	7	1
Corporate bonds	313	9	99	1	412	10
Foreign notes	5	—	—	—	5	—
Capital trust notes	47	1	37	7	84	8
Equity securities	4	—	11	1	15	1
Total temporarily impaired securities	$2,404	$112	$2,225	$260	$4,629	$372

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

The investment securities designated as having a continuous loss position for twelve months or more at March 31, 2022 consisted of 31 agency MBS, 11 agency CMO's, five capital trusts notes, four asset-backed securities, two corporate bonds, 24 U.S. government agency bonds, one municipal bond and one equity security. The investment securities designated as having a continuous loss position for twelve months or more at December 31, 2021 consisted of four agency collateralized mortgage obligations, five capital trusts notes, four asset-backed securities, two corporate bonds, 20 US government agency bonds, 21 agency mortgage-backed securities and one municipal bond.

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

None of the unrealized losses identified as of March 31, 2022 or December 31, 2021 relates to the marketability of the securities or the issuers’ ability to honor redemption obligations. Rather, the unrealized losses relate to changes in interest rates relative to when the investment securities were purchased, and do not indicate credit-related impairment. Management based this conclusion on an analysis of each issuer including a detailed credit assessment of each issuer. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the positions before the recovery of their amortized cost basis, which may be at maturity. As such, no allowance for credit losses was recorded with respect to debt securities as of or during the three months ended March 31, 2022.

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

Note 5. Loans and Leases

The following table sets forth the composition of the loan portfolio at the dates indicated:

	March 31, 2022		December 31, 2021
(dollars in millions)	Amount	Percent of Loans Held for Investment	Amount	Percent of Loans Held for Investment
Loans and Leases Held for Investment:
Mortgage Loans:
Multi-family	$35,751	76.55%	$34,603	75.75%
Commercial real estate	6,701	14.35	6,698	14.66
One-to-four family	145	0.31	160	0.35
Acquisition, development, and construction	237	0.51	209	0.46
Total mortgage loans held for investment (1)	42,834	91.72	41,670	91.22
Other Loans:
Commercial and industrial	2,200	4.71	2,236	4.89
Lease financing, net of unearned income of $90 and $95 respectively	1,663	3.57	1,770	3.88
Total commercial and industrial loans (2)	3,863	8.27	4,006	8.77
Other	6	0.01	5	0.01
Total other loans held for investment	3,869	8.28	4,011	8.78
Total loans and leases held for investment (1)	$46,703	100.00%	$45,681	100.00%
Net deferred loan origination costs	55		57
Allowance for loan and lease losses	(197)		(199)
Total loans and leases, net	$46,561		$45,539

(1)
Excludes accrued interest receivable of $200 million and $199 million at March 31, 2022 and December 31, 2021, respectively, which is included in other assets in the Consolidated Statements of Condition.
(2)
Includes specialty finance loans and leases of $3.3 billion and $3.5 billion, respectively, at March 31, 2022 and December 31, 2021, and other C&I loans of $548 million and $527 million, respectively, at March 31, 2022 and December 31, 2021.

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

Included in loans held for investment at March 31, 2022 and December 31, 2021, were loans of $6 million to certain officers, directors, and their related interests and parties. There were no loans to principal shareholders at that date. As of the second quarter of 2021, the Board of Directors adopted a revised policy in which the Bank shall no longer make loans or extensions of credit to executive officers and directors of the Company, and firms that employ directors. Any loans and extensions of credit made to an executive officer or director, or any firms that employ directors, prior to the adoption of these revisions have been grandfathered but remain subject to oversight and review of the Board of Directors.

Asset Quality

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At March 31, 2022 and December 31, 2021, all of our non-performing loans were non-accrual loans.

The following table presents information regarding the quality of the Company’s loans held for investment at March 31, 2022:

(in millions)	Loans 30-89 Days Past Due	Non- Accrual Loans	Loans 90 Days or More Delinquent and Still Accruing Interest	Total Past Due Loans	Current Loans	Total Loans Receivable
Multi-family	$23	$22	$—	$45	$35,706	$35,751
Commercial real estate	4	35	—	39	6,662	6,701
One-to-four family	7	—	—	7	138	145
Acquisition, development, and construction	—	—	—	—	237	237
Commercial and industrial(1) (2)	—	6	—	6	3,857	3,863
Other	—	—	—	—	6	6
Total	$34	$63	$—	$97	$46,606	$46,703

(1)
Includes $5 million of taxi medallion-related loans that were 90 days or more past due. There were no taxi medallion-related loans that were 30 to 89 days past due.
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
(2)
Includes lease financing receivables, all of which were current.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at March 31, 2022.

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$34,087	$5,951	$122	$233	$40,393	$3,858	$6	$3,864
Special mention	998	577	23	4	1,602	—	—	—
Substandard	666	173	—	—	839	5	—	5
Doubtful	—	—	—	—	—	—	—	—
Total	$35,751	$6,701	$145	$237	$42,834	$3,863	$6	$3,869

(1)
Includes lease financing receivables, all of which were classified as Pass.

The following table summarizes the Company’s portfolio of loans held for investment by credit quality indicator at December 31, 2021:

	Mortgage Loans					Other Loans
(in millions)	Multi- Family	Commercial Real Estate	One-to- Four Family	Acquisition, Development, and Construction	Total Mortgage Loans	Commercial and Industrial(1)	Other	Total Other Loans
Credit Quality Indicator:
Pass	$33,011	$5,874	$137	$204	$39,226	$3,959	$5	$3,964
Special mention	981	643	14	5	1,643	2	—	2
Substandard	611	181	9	—	801	45	—	45
Doubtful	—	—	—	—	—	—	—	—
Total	$34,603	$6,698	$160	$209	$41,670	$4,006	$5	$4,011

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

The following table presents, by credit quality indicator, loan class, and year of origination, the amortized cost basis of the Company’s loans and leases as of March 31, 2022.

	Vintage Year
(in millions) Risk Rating Group	2022	2021	2020	2019	2018	Prior To 2018	Revolving Loans	Total
Pass	$2,688	$9,299	$9,159	$5,417	$4,348	$9,491	$18	$40,420
Special Mention	—	—	70	230	343	959	1	1,603
Substandard	—	—	39	147	176	477	—	839
Total mortgage loans	$2,688	$9,299	$9,268	$5,794	$4,867	$10,927	$19	$42,862
Pass	115	836	608	496	81	309	1,446	3,891
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2	1	1	1	—	5
Total other loans	115	836	610	497	82	310	1,446	3,896
Total	$2,803	$10,135	$9,878	$6,291	$4,949	$11,237	$1,465	$46,758

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

The following table summarizes the extent to which collateral secures the Company’s collateral-dependent loans held for investment by collateral type as of March 31, 2022.

	Collateral Type
(in millions)	Real Property	Other
Multi-family	$19	$—
Commercial real estate	49	—
One-to-four family	—	—
Acquisition, development, and construction	—	—
Commercial and industrial	—	5
Other	—	—
Total collateral-dependent loans held for investment	68	5

Other collateral type consists of taxi medallions, cash, accounts receivable and inventory.

There were no significant changes in the extent to which collateral secures the Company’s collateral-dependent financial assets during the three months ended March 31, 2022.

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

In an effort to proactively manage delinquent loans, the Company has selectively extended to certain borrowers concessions such as rate reductions, extension of maturity dates, and forbearance agreements. As of March 31, 2022, loans on which concessions were made with respect to rate reductions and/or extension of maturity dates amounted to $47 million.

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

The following table presents information regarding the Company's TDRs as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(in millions)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Loan Category:
Multi-family	$—	$7	$7	$—	$7	$7
Commercial real estate	16	19	35	16	—	16
One-to-four family	—	—	—	—	—	—
Acquisition, development, and construction	—	—	—	—	—	—
Commercial and industrial (1)	—	5	5	—	6	6
Total	$16	$31	$47	$16	$13	$29

(1) Includes $5 million and $6 million of taxi medallion-related loans at March 31, 2022 and December 31, 2021, respectively.

The financial effects of the Company’s TDRs for the three months ended March 31, 2022 and 2021 are summarized as follows:

	For the Three Months Ended March 31, 2022
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Commercial real estate	1	$22	$19	6.00%	4.00%	$3	$—

	For the Three Months Ended March 31, 2021
				Weighted Average Interest Rate
(dollars in millions)	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Pre- Modification	Post- Modification	Charge- off Amount	Capitalized Interest
Loan Category:
Multi-family	1	$8	$8	3.13%	3.25%	$—	$—

At March 31, 2022, no loans have been modified as TDRs that were in payment default during the twelve months ended at that date. At March 31, 2021, 17 C&I loans in the aggregate amount of $2 million that had been modified as TDRs during the twelve months ended at that date and were in payment default.

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

Note 6. Allowance for Credit Losses on Loans and Leases

Allowance for Credit Losses on Loans and Leases

The following table summarizes activity in the allowance for credit losses on loans and leases for the periods indicated:

	For the Three Months Ended March 31,
	2022			2021
(in millions)	Mortgage	Other	Total	Mortgage	Other	Total
Balance, beginning of period	$178	$21	$199	$176	$18	$194
Charge-offs	(3)	—	(3)	(1)	(3)	(4)
Recoveries	—	2	2	—	5	5
Provision for (recovery of) credit losses on loans and leases	1	(2)	(1)	1	2	3
Balance, end of period	$176	$21	$197	$176	$22	$198

Separately, at March 31, 2022, the Company had an allowance for unfunded commitments of $11 million, as compared to $12 million at December 31, 2021.

For the three months ended March 31, 2022, the allowance for credit losses on loan and leases decreased primarily as a result of improvements in macroeconomic and environmental factors surrounding the COVID-19 pandemic, specifically those affecting commercial real estate in the New York City area. The macroeconomic forecast includes Gross Domestic Product (“GDP”) which is expected to rise at an annualized rate of 3.7% and 3.0% respectively for 2022 and 2023. Unemployment continues to subside from the historic shock of 2020, as peak unemployment rates are forecasted to be approximately 3.6% in 2022 and 3.4% in 2023. The 10-year U.S. Treasury yield is expected to steadily increase over the course of 2022-23. In addition to these quantitative inputs, several qualitative factors were considered in decreasing our allowance for loan and lease credit losses, including changes in borrower payment behavior and other attributes related to the commercial real estate portfolio.

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

The following table presents additional information about the Company’s nonaccrual loans at March 31, 2022:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$19	$—	$—
Commercial real estate	33	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans with no related allowance	$58	$—	$—
Nonaccrual loans with an allowance recorded:
Multi-family	$3	$1	$—
Commercial real estate	2	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$5	$1	$—
Total nonaccrual loans:
Multi-family	$22	$1	$—
Commercial real estate	35	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans	$63	$1	$—

The following table presents additional information about the Company’s nonaccrual loans at December 31, 2021:

(in millions)	Recorded Investment	Related Allowance	Interest Income Recognized
Nonaccrual loans with no related allowance:
Multi-family	$9	$—	$1
Commercial real estate	14	—	—
One-to-four family	—	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans with no related allowance	$29	$—	$1
Nonaccrual loans with an allowance recorded:
Multi-family	$1	$—	$—
Commercial real estate	2	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	—	—	—
Total nonaccrual loans with an allowance recorded	$4	$—	$—
Total nonaccrual loans:
Multi-family	$10	$—	$1
Commercial real estate	16	—	—
One-to-four family	1	—	—
Acquisition, development, and construction	—	—	—
Other	6	—	—
Total nonaccrual loans	$33	$—	$1

Note 7. Borrowed Funds

The following table summarizes the Company’s borrowed funds at the dates indicated:

	March 31,	December 31,
(in millions)	2022	2021
Wholesale borrowings:
FHLB advances	$13,880	$15,105
Repurchase agreements	800	800
Total wholesale borrowings	$14,680	$15,905
Junior subordinated debentures	361	361
Subordinated notes	296	296
Total borrowed funds	$15,337	$16,562

The following table summarizes the Company’s repurchase agreements accounted for as secured borrowings at March 31, 2022:

	Remaining Contractual Maturity of the Agreements
(dollars in millions)	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater than 90 Days
GSE obligations	$—	$—	$—	$800

Subordinated Notes

At March 31, 2022 and December 31, 2021, the Company had $296 million of fixed-to-floating rate subordinated notes outstanding:

Date of Original Issue	Stated Maturity	Interest Rate(1)	Original Issue Amount

Nov. 6, 2018	Nov. 6, 2028	5.90%	$300

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

Junior Subordinated Debentures

At March 31, 2022 and December 31, 2021, the Company had $361 million of outstanding junior subordinated deferrable interest debentures (“junior subordinated debentures”) held by statutory business trusts (the “Trusts”) that issued guaranteed capital securities.

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

The following junior subordinated debentures were outstanding at March 31, 2022:

Issuer	Interest Rate of Capital Securities and Debentures	Junior Subordinated Debentures Amount Outstanding	Capital Securities Amount Outstanding	Date of Original Issue	Stated Maturity	First Optional Redemption Date
		(dollars in millions)
New York Community Capital Trust V (BONUSESSM Units)	6.00%	$147	$140	Nov. 4, 2002	Nov. 1, 2051	Nov. 4, 2007	(1)
New York Community Capital Trust X	2.43	124	120	Dec. 14, 2006	Dec. 15, 2036	Dec. 15, 2011	(2)
PennFed Capital Trust III	4.08	31	30	June 2, 2003	June 15, 2033	June 15, 2008	(2)
New York Community Capital Trust XI	2.65	59	58	April 16, 2007	June 30, 2037	June 30, 2012	(2)
Total junior subordinated debentures		$361	$348

(1)
Callable subject to certain conditions as described in the prospectus filed with the SEC on November 4, 2002.
(2)
Callable from this date forward.
Note 8. Pension and Other Post-Retirement Benefits

The following table sets forth certain disclosures for the Company’s pension and post-retirement plans for the periods indicated:

	For the Three Months Ended March 31,
	2022		2021
		Post		Post
	Pension	Retirement	Pension	Retirement
(in millions)	Benefits	Benefits	Benefits	Benefits
Components of net periodic pension expense (credit):
Interest cost	$1	$—	$1	$—
Expected return on plan assets	(4)	—	(4)	—
Amortization of net actuarial loss	—	—	2	—
Net periodic (credit) expense	$(3)	$—	$(1)	$—

(1)
Amounts are included in G&A expense on the Consolidated Statements of Income and Comprehensive Income.
(2)
Post-retirement benefits balances round to zero.

The Company expects to contribute $1 million to its post-retirement plan to pay premiums and claims for the fiscal year ending December 31, 2022. The Company does not expect to make any contributions to its pension plan in 2022.

Note 9. Stock-Based Compensation

At March 31, 2022, the Company had a total of 5,872,599 shares available for grants as restricted stock, options, or other forms of related rights. The Company granted 2,859,342 shares of restricted stock, with an average fair value of $11.78 per share on the date of grant, during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company granted 3,029,949 shares of restricted stock, with an average fair value of $11.15 per share.

The shares of restricted stock that were granted during the three months ended March 31, 2022 and 2021, vest over a one or five year period. Compensation and benefits expense related to the restricted stock grants is recognized on a straight-line basis over the vesting period and totaled $7 million and $8 million for the three months ended March 31, 2022 and 2021, respectively.

The following table provides a summary of activity with regard to restricted stock awards in the three months ended March 31, 2022:

	For the Three Months Ended March 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	6,950,335	$11.68
Granted	2,859,342	11.78
Vested	(2,150,196)	12.29
Canceled	(44,519)	11.53
Unvested at end of year	7,614,962	11.55

As of March 31, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $82 million. This amount will be recognized over a remaining weighted average period of 3.6 years.

The following table provides a summary of activity with regard to Performance-Based Restricted Stock Units ("PSUs") in the three months ended March 31, 2022:

	Number of Shares	Performance Period	Expected Vesting Dates
Outstanding at beginning of year	834,612
Granted	—
Released	(176,090)
Canceled	(58,696)
Outstanding at end of period	599,826	January 1, 2021 - December 31, 2023	March 31, 2023 and 2024

PSUs are subject to adjustment or forfeiture, based upon the achievement by the Company of certain performance standards. Compensation and benefits expense related to PSUs is recognized using the fair value as of the date the units were approved, on a straight-line basis over the vesting period and totaled $0 and $1 million for the three months ended March 31, 2022 and March 31, 2021. As of March 31, 2022, unrecognized compensation cost relating to unvested restricted stock totaled $3 million. This amount will be recognized over a remaining weighted average period of 1.6 years. As of March 31, 2022, the Company believes it is probable that the performance conditions will be met.

The Company matches a portion of employee 401(k) plan contributions. Such expense totaled $2 million for the three months ended March 31, 2022 and March 31, 2021.

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

The following tables present assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2022
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-related Debt Securities Available for Sale:
GSE certificates	$—	$1,063	$—	$1,063
GSE CMOs	—	1,553	—	1,553
Total mortgage-related debt securities	$—	$2,616	$—	$2,616
Other Debt Securities Available for Sale:
U. S. Treasury obligations	$144	-	$—	$144
GSE debentures	—	1,373	—	1,373
Asset-backed securities	—	456	—	456
Municipal bonds	—	24	—	24
Corporate bonds	—	878	—	878
Foreign notes	—	26	—	26
Capital trust notes	—	95	—	95
Total other debt securities	$144	$2,852	$—	$2,996
Total debt securities available for sale	$144	$5,468	$—	$5,612
Equity securities:
Preferred stock	$—	$—	$—	$—
Mutual funds and common stock	—	15	—	15
Total equity securities	$—	$15	$—	$15
Total securities	$144	$5,483	$—	$5,627

	Fair Value Measurements at December 31, 2021
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Mortgage-Related Debt Securities Available for Sale:
GSE certificates	$—	$1,107	$—	$1,107
GSE CMOs	—	1,683	—	1,683
Total mortgage-related debt securities	$—	$2,790	$—	$2,790
Other Debt Securities Available for Sale:
U.S. Treasury obligations	$45	$—	$—	$45
GSE debentures	—	1,480	—	1,480
Asset-backed securities	—	479	—	479
Municipal bonds	—	25	—	25
Corporate bonds	—	838	—	838
Foreign notes	—	26	—	26
Capital trust notes	—	97	—	97
Total other debt securities	$45	$2,945	$—	$2,990
Total debt securities available for sale	$45	$5,735	$—	$5,780
Equity securities:			—
Preferred stock	$—	$—	$—	$—
Mutual funds and common stock	—	16	—	16
Total equity securities	$—	$16	$—	$16
Total securities	$45	$5,751	$—	$5,796

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

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are measured at fair value on a non-recurring basis. Such instruments are subject to fair value adjustments under certain circumstances (e.g., when there is evidence of impairment). The following tables present assets and liabilities that were measured at fair value on a non-recurring basis as of March 31, 2022 and December 31, 2021, and that were included in the Company’s Consolidated Statements of Condition at those dates:

	Fair Value Measurements at March 31, 2022 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain loans (1)	$—	$—	$25	$25
Other assets(2)	—	—	31	31
Total	$—	$—	$56	$56

(1)
Represents the fair value based on the value of the collateral.
(2)
Represents the fair value of repossessed assets, based on the appraised value of the collateral subsequent to its initial classification as repossessed assets and equity investments without readily determinable fair values. These equity investments are classified as Level 3 due to the infrequency of the observable prices and/or the restrictions on the shares.

	Fair Value Measurements at December 31, 2021 Using
(in millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Certain loans (1)	$—	$—	$32	$32
Other assets (2)	—	—	32	32
Total	$—	$—	$64	$64

(1)
Represents the fair value based on the value of the collateral.
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

The following tables summarize the carrying values, estimated fair values, and fair value measurement levels of financial instruments that were not carried at fair value on the Company’s Consolidated Statements of Condition at March 31, 2022 and December 31, 2021:

	March 31, 2022
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, cash equivalents and due from banks	$2,900	$2,900	$2,900		$—		$—
FHLB stock (1)	679	679	—		679		—
Loans and leases, net	46,561	44,959	—		—		44,959
Financial Liabilities:
Deposits	$37,954	$37,883	$30,065	(2)	$7,818	(3)	$—
Borrowed funds	15,337	15,577	—		15,577		—

(1)
Carrying value and estimated fair value are at cost.
(2)
Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)
Certificates of deposit.

	December 31, 2021
			Fair Value Measurement Using
(in millions)	Carrying Value	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, cash equivalents and due from banks	$2,211	$2,211	$2,211		$—		$—
FHLB stock (1)	734	734	—		734		—
Loans and leases, net	45,539	44,748	—		—		44,748
Financial Liabilities:
Deposits	$35,059	$35,051	$26,635	(2)	$8,416	(3)	$—
Borrowed funds	16,562	17,169	—		17,169		—

(1)
Carrying value and estimated fair value are at cost.
(2)
Interest-bearing checking and money market accounts, savings accounts, and non-interest-bearing accounts.
(3)
Certificates of deposit.

The methods and significant assumptions used to estimate fair values for the Company’s financial instruments follow:

Cash, Cash Equivalents and Due From Banks

Cash, cash equivalents and due from banks include cash and due from banks and federal funds sold. The estimated fair values of cash, cash equivalents and due from banks are assumed to equal their carrying values, as these financial instruments are either due on demand or have short-term maturities.

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

Off-Balance Sheet Financial Instruments

The fair values of commitments to extend credit and unadvanced lines of credit are estimated based on an analysis of the interest rates and fees currently charged to enter into similar transactions, considering the remaining terms of the commitments and the creditworthiness of the potential borrowers. The estimated fair values of such off-balance sheet financial instruments were insignificant at March 31, 2022 and December 31, 2021.

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

The residual value component of a lease financing receivable represents the estimated fair value of the leased equipment at the end of the lease term. In establishing residual value estimates, the Company may rely on industry data, historical experience, and independent appraisals and, where appropriate, information regarding product life cycle, product upgrades and competing products. Upon expiration of a lease, residual assets are remarketed, resulting in an extension of the lease by the lessee, a lease to a new customer or purchase of the residual asset by the lessee or another party. Impairment of residual values arises if the expected fair value is less than the carrying amount. The Company assesses its net investment in lease financing receivables (including residual values) for impairment on an annual basis with any impairment losses recognized in accordance with the impairment guidance for financial instruments. As such, net investment in lease financing receivables may be reduced by an allowance for credit losses with changes recognized as provision expense. On certain lease financings, the Company obtains residual value insurance from third parties to manage and reduce the risk associated with the residual value of the leased assets. At March 31, 2022 and December 31, 2021, the carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $60 million and $61 million, respectively.

The Company uses the interest rate implicit in the lease to determine the present value of its lease financing receivables.

The components of lease income were as follows:

(in millions)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Interest income on lease financing (1)	$12	$14

(1)
Included in Interest Income – Loans and leases in the Consolidated Statements of Income and Comprehensive Income.

At March 31, 2022 and December 31, 2021, the carrying value of net investment in leases was $1.8 billion and $1.9 billion, respectively. The components of net investment in direct financing leases, including the carrying amount of the lease receivables, as well as the unguaranteed residual asset were as follows:

(in millions)	March 31, 2022	December 31, 2021
Net investment in the lease - lease payments receivable	$1,680	$1,790
Net investment in the lease - unguaranteed residual assets	73	75
Total lease payments	$1,753	$1,865

The following table presents the remaining maturity analysis of the undiscounted lease receivables as of March 31, 2022, as well as the reconciliation to the total amount of receivables recognized in the Consolidated Statements of Condition:

(in millions)	March 31, 2022
2022	$10
2023	196
2024	247
2025	344
2026	382
Thereafter	574
Total lease payments	1,753
Plus: deferred origination costs	23
Less: unearned income	(90)
Total lease finance receivables, net	$1,686

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

Variable costs such as the proportionate share of actual costs for utilities, common area maintenance, property taxes and insurance are not included in the lease liability and are recognized in the period in which they are incurred. Amortization of the ROU assets was $6 million and $5 million for the three months ended March 31, 2022 and 2021, respectively.

The Company has operating leases for corporate offices, branch locations, and certain equipment. The Company’s leases have remaining lease terms of one year to approximately 25 years, the vast majority of which include one or more options to extend the leases for up to five years resulting in lease terms up to 40 years.

The components of lease expense were as follows:

(in millions)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating lease cost	$7	$7
Sublease income	—	—
Total lease cost	$7	$7

Supplemental cash flow information related to the leases for the following periods:

(in millions)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7

Supplemental balance sheet information related to the leases for the following periods:

(in millions, except lease term and discount rate)	March 31, 2022	December 31, 2021
Operating Leases:
Operating lease right-of-use assets	$243	$249
Operating lease liabilities	$243	$249
Weighted average remaining lease term	15 years	16 years
Weighted average discount rate%	3.26%	3.05%

(in millions) Maturities of lease liabilities:	March 31, 2022
2022	$20
2023	26
2024	25
2025	24
2026	23
Thereafter	194
Total lease payments	312
Less: imputed interest	(69)
Total present value of lease liabilities	$243

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

Title VII of the DFA requires all standardized derivatives, including most interest rate swaps, to be submitted for clearing to central counterparties to reduce counterparty risk. Two of the central counterparties are the Chicago Mercantile Exchange (“CME”) and the London Clearing House (“LCH”). As of March 31, 2022, all of the Company’s $2.1 billion notional derivative contracts were cleared on the LCH. Daily variation margin payments on derivatives cleared through the LCH are accounted for as legal settlement. For derivatives cleared through LCH, the net gain (loss) position includes the variation margin amounts as settlement of the derivative and not collateral against the fair value of the derivative, which includes accrued interest; therefore, those interest rate and derivative contracts the Company clears through the LCH are reported at a fair value of approximately zero at March 31, 2022.

The Company’s exposure is limited to the value of the derivative contracts in a gain position less any collateral held and plus any collateral posted. When there is a net negative exposure, we consider our exposure to the counterparty to be zero. At March 31, 2022, the Company had a net positive exposure.

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

The Company entered into an interest rate swap with a notional amount of $2.0 billion to hedge certain real estate loans. This swap expired in February 2022 and was not renewed. For the three months ended March 31, 2022, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $6 million for the three months ended March 31, 2022. For the three months ended March 31, 2021, the floating rate received related to the net settlement of this interest rate swap was less than the fixed rate payments. As such, interest income from Loans and leases in the accompanying Consolidated Statements of Income and Comprehensive Income was decreased by $12 million for the three months ended March 31, 2021.

As of March 31, 2022, and December 31, 2021 the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

(in millions)	March 31, 2022		December 31, 2021
Line Item in the Consolidated Statements of Condition in which the Hedge Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Assets
Total loans and leases, net (1)	$-	$-	$2,025	$25

(1)
These amounts include the amortized cost basis of closed portfolios used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. Since the swap expired in February 2022, at March 31, 2022, the amortized cost basis of the closed portfolios used in these hedging relationships; the cumulative basis adjustments associated with these hedging relationships; and the amount of the designated hedged items were $0.

The following table sets forth the effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the periods indicated.

(in millions)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Derivative – interest rate swap:
Interest income	$25	$25
Hedged item – loans:
Interest income	$(25)	$(25)

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

Interest rate swaps with notional amounts totaling $2.1 billion and $2.3 billion as of March 31, 2022 and December 31, 2021, respectively, were designated as cash flow hedges of certain FHLB borrowings.

The following table summarizes information about the interest rate swaps designated as cash flow hedges at March 31, 2022 and December 31, 2021:

(dollars in millions)	March 31, 2022	December 31, 2021
Notional amounts	$2,050	$2,250
Cash collateral received (posted)	9	(12)
Weighted average pay rates	1.34%	1.27%
Weighted average receive rates	0.61%	0.18%
Weighted average maturity	0.7 years	0.9 years

The following table presents the effect of the Company's cash flow derivative instruments on AOCL for the three months ended March 31, 2022 and 2021:

(in millions)	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Amount of (loss) gain recognized in AOCL	$16	$5
Amount of reclassified from AOCL to interest expense	6	6

Gains (losses) included in the Consolidated Statements of Income related to interest rate derivatives designated as cash flow hedges during the three months ended March 31, 2022 was $6 million. Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate borrowings. During the next twelve months, the Company estimates that an additional $15 million will be reclassified to interest expense.

Note 13. Pending Acquisition

Extension of Merger Agreement with Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction initially valued at $2.6 billion (the "Merger"). On April 27, 2022, both sides agreed to amend the agreement (the "Amendment"). Under the Amendment, the Company and Flagstar have agreed to extend the merger termination date to October 31, 2022. In connection with the extension, both parties amended the merger agreement to provide that the combined company's ongoing banking operations will seek to operate under a national bank charter. Under the Amendment, the only bank regulatory approvals required to consummate the merger are the OCC and the FRB.

New York State Department of Financial Services Approves Flagstar Bancorp, Inc. Merger

On April 27, 2022, the NYSDFS notified the Company that it had approved its pending merger with Flagstar Bancorp, Inc. Notwithstanding this approval, both parties announced that the combined organization will seek to operate under a national bank charter.

Note 14. Legal Proceedings

Following the announcement of the Merger Agreement, the first of four lawsuits was filed on June 23, 2021 in United States Federal District Courts by alleged stockholders of NYCB against NYCB and the members of its board of directors challenging the accuracy or completeness of the disclosures contained in the Form S-4 filed on June 25, 2021 by NYCB with the SEC relating to the proposed Merger. Four additional lawsuits were filed by alleged Flagstar stockholders in state and federal courts against Flagstar and its board of directors (and, in one instance, NYCB and 615 Corp.) challenging the proposed Merger or Flagstar’s disclosures relating to the Merger, and those four lawsuits have since been resolved and dismissed. The complaints in the actions against NYCB allege, among other things, that the defendants caused a materially incomplete and misleading Form S-4 relating to the proposed Merger to be filed with the SEC in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated thereunder. Two of the lawsuits against NYCB have been voluntarily dismissed, without prejudice. In the two remaining actions, none of the NYCB defendants has been served with the complaint, and NYCB believes that these claims are without merit.

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

There are a number of factors, many of which are beyond our control, that could cause actual conditions, events, or results to differ significantly from those described in our forward-looking statements. These factors include, but are not limited to:

•
general economic conditions, including higher inflation and its impacts, either nationally or in some or all of the areas in which we and our customers conduct our respective businesses;
•
conditions in the securities markets and real estate markets or the banking industry;
•
changes in real estate values, which could impact the quality of the assets securing the loans in our portfolio;
•
changes in interest rates, which may affect our net income, prepayment penalty income, and other future cash flows, or the market value of our assets, including our investment securities;
•
any uncertainty relating to the LIBOR transition process;
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
•
the potential impact to the Company from climate change, including higher regulatory compliance, increased expenses, operational changes, and reputational risks;
•
unforeseen or catastrophic events including natural disasters, war, terrorist activities, and the emergence of a pandemic;
•
the impacts related to or resulting from Russia's military action in Ukraine, including the broader impacts to financial markets and the global macroeconomic and geopolitical environment;
•
the effects of COVID-19, which includes, but are not limited to, the length of time that the pandemic continues, the effectiveness and acceptance of the COVID-19 vaccination program, the potential imposition of further restrictions on business operations and/or travel or movement in the future, the remedial actions and stimulus measures adopted by federal, state, and local governments, the health of our employees and the inability of employees to work due to illness, quarantine, or government mandates, the business continuity plans of our customers and our vendors, the increased likelihood of cybersecurity risk, data breaches, or fraud due to employees working from home, the ability of our borrowers to continue to repay their loan obligations, the lack of property transactions and asset sales, potential impact on collateral values, and the effect of the pandemic on the general economy and businesses of our borrowers; and
•
other economic, competitive, governmental, regulatory, technological, and geopolitical factors affecting our operations, pricing, and services.

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

See Part I, Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2021 for a further discussion of important risk factors that could cause actual results to differ materially from our forward-looking statements.

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

Reconciliations of our stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity; our total assets and tangible assets; and the related financial measures for the respective periods follow:

	At or for the
	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in millions)	2022	2021	2021
Total Stockholders’ Equity	$6,909	$7,044	$6,796
Less: Goodwill	(2,426)	(2,426)	(2,426)
Preferred stock	(503)	(503)	(503)
Tangible common stockholders’ equity	$3,980	$4,115	$3,867

Total Assets	$61,005	$59,527	$57,657
Less: Goodwill	(2,426)	(2,426)	(2,426)
Tangible Assets	$58,579	$57,101	$55,231

Average common stockholders’ equity	$6,543	$6,511	$6,370
Less: Average goodwill	(2,426)	(2,426)	(2,426)
Average tangible common stockholders’ equity	$4,117	$4,085	$3,944

Average Assets	$59,894	$58,435	$56,306
Less: Average goodwill	(2,426)	(2,426)	(2,426)
Average tangible assets	$57,468	$56,009	$53,880

GAAP MEASURES:
Return on average assets (1)	1.04%	1.03%	1.03%
Return on average common stockholders' equity (2)	8.98	8.71	8.63
Book value per common share	$13.72	$14.07	$13.53
Common stockholders’ equity to total assets	10.50	10.99	10.92
NON-GAAP MEASURES:
Return on average tangible assets (1)	1.11%	1.11%	1.08%
Return on average tangible common stockholders’ equity (2)	14.76	14.37	13.93
Tangible book value per common share	$8.52	$8.85	$8.32
Tangible common stockholders’ equity to tangible assets	6.79	7.21	7.00

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

First Quarter 2022 Overview

At March 31, 2022, the Company reported total assets of $61.0 billion, total loans and leases held for investment of $46.8 billion, total investment securities of $5.6 billion, total deposits of $38.0 billion, total borrowed funds of $15.3 billion, and total stockholders' equity of $6.9 billion.

For the three months ended March 31, 2022, the Company reported net income of $155 million, up 7% compared to the $145 million we reported for the three months ended March 31, 2021. Net income available to common shareholders for the three months ended March 31, 2022 totaled $147 million, also up 7% compared to the $137 million we reported for the three months ended March 31, 2021.

On a per share basis, we reported diluted earnings per common share of $0.31 for the three months ended March 31, 2022, up 7% compared to the $0.29 we reported for the three months ended March 31, 2021.

Included in the results for the three months ended March 31, 2022 are $7 million in merger-related expenses, compared to no such expenses for the three months ended March 31, 2021.

The key trends in the first quarter of 2022 were:

Significant Growth in Deposits

The Company reported significant deposit growth during the first quarter of 2022. At March 31, 2022, total deposits increased $2.9 billion relative to the fourth quarter of 2021 to $38.0 billion, up 33% on an annualized basis. This was driven by growth in our BaaS business and continued success in garnering deposits from our loan customers. BaaS deposits totaled $5.4 billion at March 31, 2022, a significant increase since we started this business 12 months ago. In addition, deposits from our borrowers, or loan-related deposits, rose $427 million during the first quarter to $4.4 billion. This compares to growth in this category of $475 million for all of last year.

Continued Strong Loan Growth

After $2 billion of loan growth during the fourth quarter of last year, total loans continued to grow during the first quarter of 2022. At March 31, 2022, total loans and leases held for investment grew by $1 billion to $46.8 billion, up 9% annualized on a linked-quarter basis.

The majority of the loan growth continues to be in the multi-family portfolio, which increased $1.1 billion during the current first quarter to $35.8 billion, up 13% annualized compared to the previous quarter. The specialty finance portfolio at March 31, 2022 totaled $3.3 billion, down $168 million compared to the previous quarter. This was largely due to the payoff of one large loan relationship, as the borrower accessed the capital markets and used the proceeds to pay off their outstanding debt. Otherwise, excluding the one payoff, the specialty finance portfolio would have been relatively unchanged compared to December 31, 2021. Also at March 31, 2022, the specialty finance portfolio had $5.7 billion in total commitments, up 2% compared to year-end 2021. Of this amount, $4 billion or 71% are structured as floating rate obligations.

Asset Quality Remains Strong

During the first quarter of 2022, the Company's credit trends and overall asset quality remained exceptional and continue to rank among the best in the industry. NPAs increased $29 million to $70 million compared to both the previous quarter and the year-ago quarter. This represented 11 basis points of total assets compared to seven basis points at both the previous fourth quarter and the year-ago quarter.

The increase in the level of NPAs this quarter was mostly due to one CRE loan in the amount of $20 million to a single borrower. The loan is well-secured and at this point we do not expect to incur any significant losses on it.

Also, total loans 30 to 89 days past due continued to decline, decreasing to $34 million, or $33 million, compared to $67 million at December 31, 2021.

In addition, at March 31, 2022, deferred loans paying interest- and escrow-only totaled $282 million, down $197 million or 41% compared to the previous quarter. As of March 31, 2022, the Company did not have any borrowers on full-payment deferrals.

Recent Events

Declaration of Dividend on Common Shares

On April 26, 2022, our Board of Directors declared a quarterly cash dividend on the Company’s common stock of $0.17 per share. The dividend is payable on May 19, 2022 to common shareholders of record as of May 9, 2022.

Extension of Merger Agreement with Flagstar Bancorp, Inc.

On April 26, 2021, the Company announced that it had entered into a definitive merger agreement (the "Merger Agreement") under which we would acquire Flagstar Bancorp, Inc. ("Flagstar") in a 100% stock transaction initially valued at $2.6 billion (the "Merger"). On April 27, 2022, both sides agreed to amend the agreement (the "Amendment"). Under the Amendment, the Company and Flagstar have agreed to extend the merger termination date to October 31, 2022. In connection with the extension, both parties amended the merger agreement to provide that the combined company's ongoing banking operations will seek to operate under a national bank charter. Under the Amendment, the only bank regulatory approvals required to consummate the merger are the OCC and the FRB.

New York State Department of Financial Services Approves Flagstar Bancorp, Inc. Merger

On April 27, 2022, the NYSDFS notified the Company that it had approved its pending merger with Flagstar Bancorp, Inc. Notwithstanding this approval, both parties announced that the combined organization will seek to operate under a national bank charter.

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

We have identified the following to be critical accounting policies: the determination of the allowance for credit losses on loans and leases.

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

The Company maintains an allowance for credit losses on off-balance sheet credit exposures. At March 31, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet exposures was $11 million and $12 million, respectively. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit losses expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life. The Company examined historical credit conversion factor (“CCF”) trends to estimate utilization rates, and chose an appropriate mean CCF based on both management judgment and quantitative analysis. Quantitative analysis involved examination of CCFs over a range of fund-up windows (between 12 and 36 months) and comparison of the mean CCF for each fund-up window with management judgment determining whether the highest mean CCF across fund-up windows made business sense. The Company applies the same standards and estimated loss rates to the credit exposures as to the related class of loans.

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

Balance Sheet Summary

At March 31, 2022, total assets were $61.0 billion, up $1.5 billion or 10% annualized compared to December 31, 2021. This growth was primarily led by growth in loans and to a lesser extent, cash and cash equivalent balances.

Cash balances increased $689 million or 31% to $2.9 billion compared to the previous quarter, while total securities declined modestly to $5.6 billion, down $169 million or 12% annualized.

Total loans and leases held for investment increased $1.0 billion to $46.8 billion, up 9% annualized compared to December 31, 2021 with all of this growth occurring in the multi-family portfolio.

Total multi-family loans at March 31, 2022 were $35.8 billion, up $1.1 billion or 13% annualized.

The specialty finance portfolio totaled $3.3 billion at March 31, 2022, down $168 million compared to December 31, 2021, while the CRE portfolio totaled $6.7 billion at March 31, 2022, unchanged compared to December 31, 2021.

At March 31, 2022, deposits totaled $38.0 billion, up $2.9 billion or 33% on an annualized basis compared to December 31, 2021. The linked-quarter improvement was driven by growth in both the BaaS business and in loan-related deposits ("LRD").

BaaS-related totaled $5.4 billion at March 31, 2022, which represents significant growth since we launched this business line early last year. LRD totaled $4.4 billion, which grew $427 million or 11% compared to December 31, 2021. Of this amount, approximately $1.2 billion or 28% were business operating accounts.

Total borrowed funds at March 31, 2022 were $15.3 billion, down $1.2 billion or 7% compared to December 31, 2021.

Total stockholders' equity at March 31, 2022 was $6.9 billion compared to $7.0 billion at December 31, 2021. Excluding goodwill and preferred stock, tangible common stockholders' equity at March 31, 2022 was $4.0 billion compared to $4.1 billion at December 31, 2021. Book value per common share at March 31, 2022 was $13.72 compared to $14.07 at December 31, 2021, while tangible book value per common share was $8.52 at March 31, 2022 compared to $8.85 at December 31, 2021.

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

For the quarter ended March 31, 2022, total loans and leases originated for investment were $3.5 billion, up $1.0 billion or 39% compared to the quarter ended March 31, 2021 and exceeded the previous quarter's pipeline by $1.3 billion or 59%. On a year-over-year basis, multi-family originations rose $1.0 billion or 64% to $2.4 billion, while specialty finance originations increased $97 million or 18% to $638 million. CRE originations declined 37% or $162 million to $281 million during the quarter ended March 31, 2022.

The following table presents information about the loans held for investment we originated for the respective periods:

	For the Three Months Ended
(dollars in millions)	March 31, 2022	March 31, 2021	March 31, 2022 compared to March 31, 2021
Mortgage Loan Originated for Investment:
Multi-family	$2,410	$1,466	$944
Commercial real estate	281	443	(162)
One-to-four family residential	62	21	41
Acquisition, development, and construction	40	7	33
Total mortgage loans originated for investment	2,793	1,937	856
Other Loans Originated for Investment:
Specialty finance	638	541	97
Other commercial and industrial	102	63	39
Other	2	1	1
Total other loans originated for investment	742	605	137
Total loans originated for investment	$3,535	$2,542	$993
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

At March 31, 2022, total multi-family loans represented $36 billion or 77% of total loans and leases held for investment.

At March 31, 2022, 74% of our multi-family loans were secured by rental apartment buildings in the New York City metro area and 3% were secured by buildings elsewhere in New York State. The remaining multi-family loans were secured by buildings outside these markets, including in the four other states in which we operate.

In addition, 62.9% or $22.5 billion of the Company's overall multi-family portfolio is secured by properties in New York State, of which $19.7 billion are subject to rent regulation laws. The weighted average LTV of the rent-regulated segment of the multi-family portfolio was 56.27%, as of March 31, 2022, 367 bps below the overall multi-family weighted average LTV of 59.94%.

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

Commercial Real Estate Loans

At March 31, 2022, CRE loans represented $7 billion or 14% of total loans and leases held for investment, unchanged compared to the previous quarter.

The CRE loans originated by the Company are also secured by income-producing properties, such as office buildings, mixed-use buildings (retail storefront on the ground floor and apartment units above the ground floor), retail centers, and multi-tenanted light industrial properties. At March 31, 2022, 83% of our CRE loans were secured by properties in the New York City metro area, while properties in other parts of New York State accounted for 2% of the properties securing our CRE loans and properties in all other states accounted for 15% combined.

Specialty Finance Loans and Leases

At March 31, 2022, specialty finance loans and leases totaled $3.3 billion or 7% of total loans and leases held for investment.

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

The specialty finance loans and leases we fund fall into three categories: asset-based lending, dealer floor-plan lending, and equipment loan and lease financing. Each of these credits is secured with a perfected first security interest in, or outright ownership of, the underlying collateral, and structured as senior debt or as a non-cancelable lease. Asset-based and dealer floor-plan loans are priced at floating rates predominately tied to SOFR or LIBOR-replacement rates, while our equipment financing credits are priced at fixed rates at a spread over Treasuries.

Since launching our specialty finance business in the third quarter of 2013, no losses have been recorded on any of the loans or leases in this portfolio.

C&I Loans

At March 31, 2022, C&I loans totaled $548 million or 1% of total loans and leases held for investment.

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

Acquisition, Development, and Construction Loans

ADC loans at March 31, 2022 totaled $237 million and represented 0.50% of total loans and leases held for investment. Because ADC loans are generally considered to have a higher degree of credit risk, especially during a downturn in the business cycle, borrowers are required to provide a guarantee of repayment and completion.

One-to-Four Family Loans

At March 31, 2022, one-to-four family loans totaled $145 million or 0.31% of total loans and leases held for investment.

Other Loans

Other loans totaled $6 million at March 31, 2022 and consisted mainly of overdraft loans and loans to non-profit organizations. We currently do not offer home equity loans or home equity lines of credit.

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

At March 31, 2022, the largest mortgage loan in our portfolio was a $329 million multi-family loan collateralized by six properties located in Brooklyn, New York. As of the date of this report, the loan has been current since origination.

Geographical Analysis of the Portfolio of Loans Held for Investment

The following table presents a geographical analysis of the multi-family and CRE loans in our held-for-investment loan portfolio at March 31, 2022:

At March 31, 2022
	Multi-Family Loans		Commercial Real Estate Loans
(dollars in millions)	Amount	Percent of Total	Amount	Percent of Total
New York City:
Manhattan	$7,730	21.62%	$2,884	43.04%
Brooklyn	6,423	17.97	342	5.10
Bronx	3,615	10.11	147	2.19
Queens	2,943	8.23	561	8.37
Staten Island	130	0.36	53	0.79
Total New York City	$20,841	58.29%	$3,987	59.49%
New Jersey	4,998	13.98	551	8.22
Long Island	560	1.57	1,015	15.15
Total Metro New York	$26,399	73.84%	$5,553	82.86%
Other New York State	1,075	3.01	151	2.26
Pennsylvania	3,372	9.43	322	4.80
Florida	1,441	4.03	213	3.19
Ohio	711	1.99	33	0.49
Arizona	412	1.15	33	0.49
All other states	2,341	6.55	396	5.91
Total	$35,751	100.00%	$6,701	100.00%

At March 31, 2022, the largest concentration of ADC loans held for investment was located in Metro New York, with a total of $213 million at that date. The majority of our other loans held for investment were secured by properties and/or businesses located in Metro New York.

Asset Quality

Non-Performing Loans and Repossessed Assets

NPAs at March 31, 2022 totaled $70 million, up $29 million or 71% compared to the balance at December 31, 2021. This represents 0.11% of total assets compared to 0.07% at December 31, 2021.

NPLs at March 31, 2022 rose $30 million or 91% to $63 million compared to December 31, 2021. This represents 0.13% of total loans compared to 0.07% at December 31, 2021.

Total repossessed assets at March 31, 2022 and December 31, 2021 were $7 million and $8 million, respectively.

For the three months ended March 31, 2022, the Company recorded net charge-offs of $2 million compared to net recoveries of $1 million for the three months ended March 31, 2021.

The following table presents our non-performing loans by loan type and the changes in the respective balances from December 31, 2021 to March 31, 2022:

			Change from December 31, 2021 to March 31, 2022
(dollars in millions)	March 31, 2022	December 31, 2021	Amount	Percent
Non-Performing Loans:
Non-accrual mortgage loans:
Multi-family	$22	$10	$12	120%
Commercial real estate	35	16	19	119
One-to-four family	—	1	(1)	(100)
Acquisition, development, and construction	—	—	—	—
Total non-accrual mortgage loans	57	27	30	111
Non-accrual other loans (1)	6	6	—	—
Total non-performing loans	$63	$33	$30	91

(1)
Includes $5 million and $6 million of non-accrual taxi medallion-related loans at March 31, 2022 and December 31, 2021, respectively.

The following table sets forth the changes in non-performing loans over the three months ended March 31, 2022:

(in millions)
Balance at December 31, 2021	$33
New non-accrual	32
Charge-offs	—
Transferred to repossessed assets	—
Loan payoffs, including dispositions and principal pay-downs	(2)
Restored to performing status	—
Balance at March 31, 2022	$63

A loan generally is classified as a non-accrual loan when it is 90 days or more past due or when it is deemed to be impaired because the Company no longer expects to collect all amounts due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, management ceases the accrual of interest owed, and previously accrued interest is charged against interest income. A loan is generally returned to accrual status when the loan is current and management has reasonable assurance that the loan will be fully collectible. Interest income on non-accrual loans is recorded when received in cash. At March 31, 2022 and December 31, 2021, all of our non-performing loans were non-accrual loans.

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

To further manage our credit risk, our lending policies limit the amount of credit granted to any one borrower, and typically require minimum DSCRs of 125% for multi-family loans and 130% for CRE loans. Although we typically lend up to 75% of the appraised value on multi-family buildings and up to 65% on commercial properties, the average LTVs of such credits at origination were below those amounts at March 31, 2022. Exceptions to these LTV limitations are minimal and are reviewed on a case-by-case basis.

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

The following table presents our loans 30 to 89 days past due by loan type and the changes in the respective balances from December 31, 2021 to March 31, 2022:

			Change from December 31, 2021 to March 31, 2022
(dollars in millions)	March 31, 2022	December 31, 2021	Amount	Percent
Loans 30-89 Days Past Due:
Multi-family	$23	$57	$(34)	-60%
Commercial real estate	4	2	2	100
One-to-four family	7	8	(1)	-13
Acquisition, development, and construction	—	—	—	NM
Other loans (1)	—	—	—	NM
Total loans 30-89 days past due	$34	$67	$(33)	-49%

(1)
Does not include any past due taxi medallion-related loans at March 31, 2022 and December 31, 2021.

During the first quarter of 2022, total loans 30-89 days past due decreased to $34 million compared to $67 million at December 31, 2021.

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

At March 31, 2022, the Company's three largest NPLs were two CRE loans with balances of $19.4 million and $8.0 million and one multi-family loan of $6.9 million.

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

Loans modified as TDRs are placed on non-accrual status until we determine that future collection of principal and interest is reasonably assured. This generally requires that the borrower demonstrate performance according to the restructured terms for at least six consecutive months. At March 31, 2022, non-accrual TDRs included taxi medallion-related loans with a combined balance of $5 million.

At March 31, 2022, loans on which concessions were made with respect to rate reductions and/or extensions of maturity dates totaled $47 million.

Based on the number of loans performing in accordance with their revised terms, our success rates for restructured CRE loans, was 100%. The success rates for restructured one-to-four family and other loans were 100% and 26%, respectively, at March 31, 2022.

Analysis of Troubled Debt Restructurings

The following table sets forth the changes in our TDRs over the three months ended March 31, 2022:

(in millions)	Accruing	Non- Accrual	Total
Balance at December 31, 2021	$16	$13	$29
New TDRs	—	19	19
Charge-offs	—	—	—
Transferred from performing	—	—	—
Loan payoffs, including dispositions and principal pay-downs	—	(1)	(1)
Balance at March 31, 2022	$16	$31	$47

On a limited basis, we may provide additional credit to a borrower after a loan has been placed on non-accrual status or classified as a TDR if, in management’s judgment, the value of the property after the additional loan funding is greater than the initial value of the property plus the additional loan funding amount. During the three months ended March 31, 2022, no such additions were made. Furthermore, the terms of our restructured loans typically would not restrict us from cancelling outstanding commitments for other credit facilities to a borrower in the event of non-payment of a restructured loan.

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

During the second quarter of 2020, the Company implemented various loan modification programs with some of its borrowers, in accordance with the CARES Act and interagency regulatory guidance. These modifications were primarily full payment deferrals for an initial six month period, with the ability to extend again at the end of the deferral period, at the Bank’s discretion. Most of these deferrals were entered into during April and May, and were therefore, they were eligible to come off of their deferral period beginning in the fourth quarter of 2020, and the remaining were eligible to come off their deferral during the first quarter of 2021. Accordingly, at March 31, 2022, 100% of the Company's full-payment deferrals had returned to payment status.

In addition, to the full-payment deferrals, the Company entered into certain modifications whereby the borrowers are paying interest and escrow only. At March 31, 2022, these principal deferrals totaled $282 million, down 41% or $197 million compared to $479 million in the previous quarter. Also at March 31, 2022, the Company had no full-payment deferrals.

Additionally, the allowance for credit losses on accrued interest receivable on loans, including loans in the deferral program, was $1 million as of March 31, 2022.

The following table presents information on the Company's net charge-offs as compared to average loans outstanding for the three months ended March 31, 2022:

	For the Three Months Ended
	March 31,	March 31,
(dollars in millions)	2022	2021
Multi-family
Net charge-offs (recoveries) during the period	$-	$1
Average amount outstanding	$34,799	$32,157
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Commercial real estate
Net charge-offs (recoveries) during the period	$4	$-
Average amount outstanding	$6,670	$6,805
Net charge-offs (recoveries) as a percentage of average loans	0.06%	0.00%

One-to-Four Family
Net charge-offs (recoveries) during the period	$-	$-
Average amount outstanding	$152	$223
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Acquisition, Development and Construction
Net charge-offs (recoveries) during the period	$-	$-
Average amount outstanding	$224	$95
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Other Loans
Net charge-offs (recoveries) during the period	$(2)	$(2)
Average amount outstanding	$3,962	$3,456
Net charge-offs (recoveries) as a percentage of average loans	-0.05%	-0.06%

Total loans
Net charge-offs (recoveries) during the period	$2	$(1)
Average amount outstanding	$45,807	$42,736
Net charge-offs (recoveries) as a percentage of average loans	0.00%	0.00%

Geographical Analysis of Non-Performing Loans

The following table presents a geographical analysis of our non-performing loans at March 31, 2022:

(in millions)
New York	$57
New Jersey	—
All other states	6
Total non-performing loans	$63

Securities

At March 31, 2022, total securities decreased $168 million or 12% annualized on a linked-quarter basis to $5.6 billion, compared to $5.8 billion at December 31, 2021. At the end of the current first quarter, total securities represented 9.2% of total assets compared to 9.7% at the fourth quarter of 2021.

The following table summarizes the weighted average yield of debt securities for the maturities indicated at March 31, 2022:

	Mortgage- Related Securities	U.S. Government and GSE Obligations	State, County, and Municipal	Other Debt Securities (2)

Available-for-Sale Debt Securities: (1)
Due within one year	2.72%	1.06%	—%	1.01%
Due from one to five years	3.25	3.52	—	2.21
Due from five to ten years	2.51	1.59	3.53	2.42
Due after ten years	1.88	1.62	3.33	1.29
Total debt securities available for sale	2.01	1.58	3.48	1.98
(1)
The weighted average yields are calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values and are not presented on a tax-equivalent basis.
(2)
Includes corporate bonds, capital trust notes, foreign notes, and asset-backed securities.

Federal Home Loan Bank Stock

As a member of the FHLB-NY, the Bank is required to acquire and hold shares of its capital stock, and to the extent FHLB borrowings are utilized, may further invest in FHLB stock. At March 31, 2022 and December 31, 2021, the Bank held FHLB-NY stock in the amount of $679 million and $734 million, respectively. FHLB-NY stock continued to be valued at par, with no impairment required at that date.

Dividends from the FHLB-NY to the Bank totaled $7 million and $9 million, respectively, in the three months ended March 31, 2022 and 2021.

Bank-Owned Life Insurance

BOLI is recorded at the total cash surrender value of the policies in the Consolidated Statements of Condition, and the income generated by the increase in the cash surrender value of the policies is recorded in Non-Interest Income in the Consolidated Statements of Income and Comprehensive Income. Reflecting an increase in the cash surrender value of the underlying policies, our investment in BOLI increased $2 million to $1.2 billion at March 31, 2022 from December 31, 2021.

Goodwill

We record goodwill in our Consolidated Statements of Condition in connection with certain of our business combinations. Goodwill, which is tested at least annually for impairment, refers to the difference between the purchase price and the fair value of an acquired company’s assets, net of the liabilities assumed. Goodwill totaled $2.4 billion at both March 31, 2022 and December 31, 2021. For more information about the Company’s goodwill, see the discussion of “Critical Accounting Policies” earlier in this report.

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

Loan repayments and sales totaled $2.5 billion in the three months ended March 31, 2022, up $186 million from the $2.4 billion recorded in the year-earlier three months. Cash flows from the repayment and sales of securities totaled $163 million and $495 million, respectively, in the corresponding periods, while purchases of securities totaled $269 million and $985 million, respectively.

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

At March 31, 2022, total deposits were $38.0 billion, up $3 billion compared to December 31, 2021. At the end of the current first quarter, total deposits represented 62.2% of total assets, while CDs represented 21% of total deposits.

Included in the March 31, 2022 balance of deposits were business institutional deposits of $1.7 billion and municipal deposits of $709 million, as compared to $1.4 billion and $751 million, respectively, at December 31, 2021. Brokered deposits remained stable at $4.6 billion, including brokered interest bearing checking accounts of $471 million at March 31, 2022 and $1.5 billion at December 31, 2021, brokered money market accounts of $3.0 billion at March 31, 2022 and $2.9 billion at December 31, 2021, and brokered CDs of $1.1 billion at March 31, 2022 and $1.2 billion at December 31, 2021. The extent to which we accept brokered deposits depends on various factors, including the availability and pricing of such wholesale funding sources, and the availability and pricing of other sources of funds.

The following table indicates the amount of time deposits, by account, that are in excess of the FDIC insurance limit (currently $250,000) by time remaining until maturity as of March 31, 2022:

March 31,
(in millions)	2022
Portion of U.S. time deposits in excess of insurance limit	$2,537
Time deposits otherwise uninsured with a maturity of:
3 months or less	$596
Over 3 months through 6 months	559
Over 6 months through 12 months	475
Over 12 months	907
Total time deposits otherwise uninsured	$2,537

Borrowed Funds

Borrowed funds consist primarily of wholesale borrowings (i.e., FHLB-NY advances, repurchase agreements, and federal funds purchased) and, to a far lesser extent, junior subordinated debentures and subordinated notes. As of March 31, 2022, borrowed funds declined $1.2 billion or 30% annualized to $15.3 billion compared to December 31, 2021, and represented 25.1% of total assets at that date. The decrease was mainly due to a decline in wholesale borrowings, consisting primarily of FHLB-NY advances, which declined to $14.7 billion compared to $15.9 billion at year-end 2021. Also included in wholesale borrowings are repurchase agreements of $800 million, unchanged from the balance at December 31, 2021.

Subordinated Notes

On November 6, 2018, the Company issued $300 million aggregate principal amount of its 5.90% Fixed-to-Floating Rate Subordinated Notes due 2028. The Company has used $278 million of the net proceeds from the offering to repurchase shares of its common stock pursuant to its previously announced share repurchase program, and may use the balance of the offering towards the repurchase of its common stock or for other general corporate purposes. The Notes were offered to the public at 100% of their face amount. At March 31, 2022, the balance of subordinated notes was $296 million, which excludes certain costs related to their issuance.

Junior Subordinated Debentures

Junior subordinated debentures totaled $361 million at March 31, 2022, comparable to the balance at December 31, 2021.

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

LIBOR Transition Process

The discontinuation of LIBOR has been developing since 2017 when the United Kingdom’s Financial Conduct Authority (“FCA”) first called for LIBOR to be phased out by 2021. Currently, the ICE Benchmark Administration, the publisher of LIBOR, provided notification that it would discontinue publication of the one-week and two-month US Dollar LIBOR on December 31, 2021, and discontinue publication of overnight, one-month, three-month, six-month, and twelve-month U.S Dollar LIBORs on June 30, 2023, although its use for new business will be restricted from end-2021, with limited exceptions.

In October 2020, the International Swaps and Derivatives Association announced fallback language for derivative contracts incorporating SOFR, as well as a process by which counterparties to such contracts could elect to apply the fallback language to existing derivatives on or after January 25, 2021. SOFR was identified by the Alternative Reference Rates Committee (ARRC), a group of private-market participants convened to help ensure a successful transition from LIBOR in the United States, as the recommended replacement to US Dollar LIBOR in the United States. The adoption of the fallback protocols does not change the index for subject agreements from LIBOR to SOFR, but simply creates the legal framework for the appropriate mechanisms to occur in the future.

The Bank established a sub-committee of ALCO to address issues related to the phase out and transition away from LIBOR. The sub-committee is led by our Chief Financial Officer and consists of personnel from various departments throughout the Bank. The Company has identified certain LIBOR-based contracts that extend beyond June 30, 2023, which may include loans and leases, securities, wholesale borrowings, derivative financial instruments, and long-term debt. The sub-committee has reviewed the associated contracts and legal agreements for conformance to the ARRC aligned fallback language and noted that certain contracts will require some form of standardization in accordance with LIBOR transition recommended fallback provisions.

The FRB, the FDIC, and the OCC issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. In accordance with guidance, as of after December 31, 2021 the Bank does not offer LIBOR indexed products. Additionally, the Company is evaluating various alternative indices as potential alternatives to SOFR.

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

At March 31, 2022, our one-year gap was a negative 14.75%, compared to a negative 7.43% at December 31, 2021. The change in our one-year gap from December 31, 2021, primarily reflects a decrease in loans resulting from a decrease in forecasted prepayment rates and an increase in non-CD deposit products.

The table on the following page sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at March 31, 2022 which, based on certain assumptions stemming from our historical experience, are expected to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown as repricing or maturing during a particular time period were determined in accordance with the earlier of (1) the term to repricing, or (2) the contractual terms of the asset or liability.

The table provides an approximation of the projected repricing of assets and liabilities at March 31, 2022 on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. For residential mortgage-related securities, prepayment rates are forecasted at a weighted average CPR of 7.93% per annum; for multi-family and CRE loans, prepayment rates are forecasted at weighted average CPRs of 9.02% and 7.87% per annum, respectively. Borrowed funds were not assumed to prepay.

Savings, interest bearing checking and money market accounts were assumed to decay based on a comprehensive statistical analysis that incorporated our historical deposit experience. Based on the results of this analysis, savings accounts were assumed to decay at a rate of 68% for the first five years and 32% for years six through ten. Interest-bearing checking accounts were assumed to decay at a rate of 79% for the first five years and 21% for years six through ten. The decay assumptions reflect the prolonged low interest rate environment and the uncertainty regarding future depositor behavior. Including those accounts having specified repricing dates, money market accounts were assumed to decay at a rate of 79% for the first five years and 21% for years six through ten.

	At March 31, 2022
(dollars in millions)	Three Months or Less	Four to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years to 10 Years	More Than 10 Years	Total
INTEREST-EARNING ASSETS:
Mortgage and other loans (1)	$5,910	$6,585	$14,274	$12,853	$7,073	$—	$46,695
Mortgage-related securities (2)(3)	184	216	471	436	569	740	2,616
Other securities (2)	1,956	245	59	47	533	835	3,675
Interest-earning cash, cash equivalents and due from banks	2,708	—	—	—	—	—	2,708
Total interest-earning assets	10,758	7,046	14,804	13,336	8,175	1,575	55,694
INTEREST-BEARING LIABILITIES:
Interest-bearing checking and money market accounts	9,638	379	2,279	646	3,418	—	16,360
Savings accounts	2,952	2,667	374	290	2,989	—	9,272
Certificates of deposit	3,079	3,856	893	61	—	—	7,889
Borrowed funds	2,279	1,950	3,650	—	7,315	143	15,337
Total interest-bearing liabilities	17,948	8,852	7,196	997	13,722	143	48,858
Interest rate sensitivity gap per period (4)	$(7,190)	$(1,806)	$7,608	$12,339	$(5,547)	$1,432	$6,836
Cumulative interest rate sensitivity gap	$(7,190)	$(8,996)	$(1,388)	$10,951	$5,404	$6,836
Cumulative interest rate sensitivity gap as a percentage of total assets	(11.79)%	(14.75)%	(2.28)%	17.95%	8.86%	11.21%
Cumulative net interest-earning assets as a percentage of net interest-bearing liabilities	59.94%	66.43%	95.92%	131.29%	111.10%	113.99%

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

As of March 31, 2022, the impact of a 100 bp decline in market interest rates would have increased our projected prepayment rates for multi-family and CRE loans by a constant prepayment rate of 2.68% per annum.

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

Based on the information and assumptions in effect at March 31, 2022, the following table reflects the estimated percentage change in our EVE, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1)	Estimated Percentage Change in Economic Value of Equity
-100 over one year	-0.12%
+100 over one year	-6.94%
+ 200 over one year	-14.96%

(1)
The impact of a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

Based on the information and assumptions in effect at March 31, 2022, the following table reflects the estimated percentage change in future net interest income for the next twelve months, assuming the changes in interest rates noted:

Change in Interest Rates (in basis points) (1) (2)	Estimated Percentage Change in Future Net Interest Income
-100 over one year	3.15%
+100 over one year	-5.49%
+200 over one year	-10.16%

(1)
In general, short- and long-term rates are assumed to increase in parallel fashion across all four quarters and then remain unchanged.
(2)
The impact of a 200 bp reduction in interest rates is not presented in view of the current level of the federal funds rate and other short-term interest rates.

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

In connection with our net interest income simulation modeling, we also evaluate the impact of changes in the slope of the yield curve. At March 31, 2022, our analysis indicated that an immediate inversion of the yield curve would be expected to result in a (5.21)% decrease in net interest income; conversely, an immediate steepening of the yield curve would be expected to result in a (0.01)% increase in net interest income. It should be noted that the yield curve changes in these scenarios were updated, given the changing market rate environment, which resulted in an increase in the income sensitivity.

Liquidity, Contractual Obligations and Off-Balance Sheet Commitments and Capital Position

Liquidity

We manage our liquidity to ensure that our cash flows are sufficient to support our operations, and to compensate for any temporary mismatches between sources and uses of funds caused by variable loan and deposit demand.

We monitor our liquidity daily to ensure that sufficient funds are available to meet our financial obligations. Our most liquid assets are cash and cash equivalents, which totaled $2.9 billion and $2.2 billion, respectively, at March 31, 2022 and December 31, 2021. As in the past, our loan and securities portfolios provided meaningful liquidity in 2022, with cash flows from the repayment and sale of loans totaling $2.5 billion and cash flows from the repayment and sale of securities totaling $163 million.

Additional liquidity stems from deposits and from our use of wholesale funding sources, including brokered deposits and wholesale borrowings. In addition, we have access to the Bank’s approved lines of credit with various counterparties, including the FHLB-NY. The availability of these wholesale funding sources is generally based on the amount of mortgage loan collateral available under a blanket lien we have pledged to the respective institutions and, to a lesser extent, the amount of available securities that may be pledged to collateralize our borrowings. At March 31, 2022, our available borrowing capacity with the FHLB-NY was $9.2 billion. In addition, the Bank had available-for-sale securities of $5.6 billion, of which, $4.6 billion is unpledged.

Furthermore, the Bank has agreements with the FRB-NY that enable it to access the discount window as a further means of enhancing their liquidity. In connection with these agreements, the Bank has pledged certain loans and securities to collateralize any funds they may borrow. At March 31, 2022, the maximum amount the Bank could borrow from the FRB-NY was $1.5 billion. There were no borrowings against these lines of credit at March 31, 2022.

Our primary investing activity is loan production, and the volume of loans we originated for investment totaled $3.5 billion in 2022. During this time, the net cash used in investing activities totaled $1.1 billion; the net cash provided by our operating activities totaled $185 million. Our financing activities provided net cash of $1.6 billion.

CDs due to mature or reprice in one year or less from March 31, 2022 totaled $6.9 billion, representing 88% of total CDs at that date. Our ability to attract and retain retail deposits, including CDs, depends on numerous factors, including, among others, the convenience of our branches and our other banking channels; our customers’ satisfaction with the service they receive; the rates of interest we offer; the types of products we feature; and the attractiveness of their terms.

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

Under New York State Banking Law, a New York State-chartered stock-form savings bank or commercial bank may declare and pay dividends out of its net profits, unless there is an impairment of capital. However, the approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of a bank’s net profits for that year, combined with its retained net profits for the preceding two years. In 2022, the Bank paid dividends totaling $95 million to the Parent Company, leaving $488 million that it could dividend to the Parent Company without regulatory approval at year-end. Additional sources of liquidity available to the Parent Company at March 31, 2022 included $140 million in cash and cash equivalents. If the Bank was to apply to the Superintendent for approval to make a dividend or capital distribution in excess of the dividend amounts permitted under the regulations, there can be no assurance that such application would be approved.

Contractual Obligations and Off-Balance Sheet Commitments

In the normal course of business, we enter into a variety of contractual obligations in order to manage our assets and liabilities, fund loan growth, operate our branch network, and address our capital needs.

For example, we offer CDs with contractual terms to our customers, and borrow funds under contract from the FHLB-NY and various brokerage firms. These contractual obligations are reflected in the Consolidated Statements of Condition under “Deposits” and “Borrowed funds,” respectively. At March 31, 2022, we had CDs of $7.9 billion and long-term debt (defined as borrowed funds with an original maturity one year or more) of $10.6 billion.

At March 31, 2022, we also had commitments to extend credit in the form of mortgage and other loan originations, as well as commercial, performance stand-by, and financial stand-by letters of credit, totaling $4.5 billion. These off-balance sheet commitments consist of agreements to extend credit, as long as there is no violation of any condition established in the contract under which the loan is made. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

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

For the three months ended March 31, 2022, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

At March 31, 2022, we had no commitments to purchase securities.

Capital Position

On March 17, 2017, we issued 515,000 shares of preferred stock. The offering generated capital of $503 million, net of underwriting and other issuance costs, for general corporate purposes, with the bulk of the proceeds being distributed to the Bank.

On October 24, 2018, the Company announced that it had received regulatory approval to repurchase its common stock. Accordingly, the Board of Directors approved a $300 million common share repurchase program. The repurchase program was funded through the issuance of a like amount of subordinated notes. As of March 31, 2022, the Company has repurchased a total of 28.9 million shares at an average price of $9.63 or an aggregate purchase price of $278 million, leaving $17 million remaining under the current authorization.

Stockholders’ equity, common stockholders’ equity, and tangible common stockholders’ equity include AOCL, which decreased $199 million from the balance at the end of last year and $162 million from the year-ago quarter to $284 million at March 31, 2022. The year-to-date decrease was primarily the result of an $215 million change in the net unrealized gain (loss) on available-for-sale securities, net of tax, and a $16 million change in the net unrealized loss on cash flow hedges, net of tax, to $7 million.

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

The quantitative measures established to ensure capital adequacy require that banks maintain minimum amounts and ratios of leverage capital to average assets and of common equity tier 1 capital, tier 1 capital, and total capital to risk-weighted assets (as such measures are defined in the regulations). At March 31, 2022, our capital measures continued to exceed the minimum federal requirements for a bank holding company and for a bank. The following table sets forth our common equity tier 1, tier 1 risk-based, total risk-based, and leverage capital amounts and ratios on a consolidated basis and for the Bank on a stand-alone basis, as well as the respective minimum regulatory capital requirements, at that date:

Regulatory Capital Analysis (the Company)

	Risk-Based Capital
At March 31, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$4,284	9.45%	$4,787	10.55%	$5,619	12.39%	$4,787	8.33%
Minimum for capital adequacy purposes	2,041	4.50	2,721	6.00	3,629	8.00	2,298	4.00
Excess	$2,243	4.95%	$2,066	4.55%	$1,990	4.39%	$2,489	4.33%

Regulatory Capital Analysis (New York Community Bank)

	Risk-Based Capital
At March 31, 2022	Common Equity Tier 1		Tier 1		Total		Leverage Capital
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital	$5,280	11.65%	$5,280	11.65%	$5,468	12.07%	$5,280	9.20%
Minimum for capital adequacy purposes	2,039	4.50	2,719	6.00	3,626	8.00	2,296	4.00
Excess	$3,241	7.15%	$2,561	5.65%	$1,842	4.07%	$2,984	5.20%

At March 31, 2022, our total risk-based capital ratio exceeded the minimum requirement for capital adequacy purposes by 439 bps and the fully-phased in capital conservation buffer by 189 bps.

The Bank also exceeded the minimum capital requirements to be categorized as “Well Capitalized.” To be categorized as well capitalized, a bank must maintain a minimum common equity tier 1 ratio of 6.50%; a minimum tier 1 risk-based capital ratio of 8.00%; a minimum total risk-based capital ratio of 10.00%; and a minimum leverage capital ratio of 5.00%.

Earnings Summary for the Three Months Ended March 31, 2022

Net income for the three months ended March 31, 2022 totaled $155 million, up $10 million or 7% compared to the three months ended March 31, 2021. Net income available to common shareholders was $147 million, also up $10 million or 7% compared to the three months ended March 31, 2021. Both net income and net income available to common shareholders for the three months ended March 31, 2022 include $5 million of merger-related expenses on an after tax basis. On a per share basis, the Company reported diluted EPS of $0.31 compared to $0.29 in the year-ago quarter, up 7%.

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

Year-Over-Year Comparison

Net interest income for the three months ended March 31, 2022 rose $14 million or 4% to $332 million compared to the three months ended March 31, 2021. This was the combined result of an $8 million or 8% decline in interest expense and a $6 million or 1% increase in interest income.

Details of the change in net interest income are as follows:

•
Interest income on loans and leases was $393 million, up $10 million or 3% on a year-over-year basis, while interest income on securities declined $4 million or 11% on a year-over-year basis to $34 million.
•
The year-over-year increase in interest income was due to a $3.5 billion or 7% increase in average interest-earnings assets to $54.6 billion largely due to a $3.1 billion increase in average loans. This was partially offset by a 17 basis point decrease in the average yield to 3.15%.
•
Average securities balances were relatively unchanged at $6.5 billion. However, the average yield fell 24 basis points to 2.12%.
•
Interest expense on average interest-bearing deposits declined $6 million or 18% to $27 million driven by an 11 basis point decrease in the average cost of deposits offset by an increase in the average balance of interest-bearing deposits to $31.1 billion, up $1.7 billion or 6%.
•
Average non-interest bearing deposits increased $1.2 billion or 35% to $4.4 billion.
•
Interest expense on borrowed funds decreased $2 million to $70 million given a 10 basis point decline in the average cost of borrowings to 1.72% offset by a $568 million or 4% increase in the average borrowings balance.

Net Interest Margin

During the three months ended March 31, 2022, the NIM was 2.43%, down five basis points on a year-over-year basis and down one basis point on a linked-quarter basis.

Prepayment income contributed eight basis points to the current quarter's NIM, down seven basis points compared to the first quarter of last year and down four basis points compared to the fourth quarter of last year. Excluding the impact from prepayment income, the NIM on a non-GAAP basis was 2.35%, up two basis points compared to the year-ago quarter.

The following table summarizes the contribution of loan and securities prepayment income on the Company’s interest income and NIM for the respective periods:

	For the Three Months Ended
(dollars in millions)	March 31, 2022		March 31, 2021		Change (%)
Total Interest Income	$429		$423		1%
Prepayment Income:
Loans	$11		$19		(42)%
Securities	—		1		NM	%
Total prepayment income	$11		$20		(45)%
GAAP Net Interest Margin	2.43%		2.48%		-5	bp
Less:
Prepayment income from loans	-8	bp	-15	bp	7	bp
Prepayment income from securities	—		—		—	bp
Total prepayment income contribution to net interest margin	-8	bp	-15	bp	7	bp
Adjusted Net Interest Margin (non-GAAP)	2.35%		2.33%		2	bp

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

Net Interest Income Analysis

	For the Three Months Ended
	March 31, 2022			March 31, 2021
			Average			Average
	Average		Yield/	Average		Yield/
(dollars in millions)	Balance	Interest	Cost	Balance	Interest	Cost
ASSETS:
Interest-earning assets:
Mortgage and other loans and leases, net (1)	$45,807	$393	3.43%	$42,736	$383	3.59%
Securities (2)(3)	6,538	34	2.12	6,517	38	2.36
Reverse repurchase agreements	292	1	1.12	263	—	—
Interest-earning cash, cash equivalents, and due from banks	1,924	1	0.21	1,572	2	0.32
Total interest-earning assets	54,561	429	3.15	51,088	423	3.32
Non-interest-earning assets	5,333			5,218
Total assets	$59,894			$56,306
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Interest-bearing deposits:
Interest-bearing checking and money market accounts	$13,784	$8	0.24%	$12,626	$9	0.28%
Savings accounts	9,208	8	0.35	6,713	6	0.38
Certificates of deposit	8,070	11	0.53	9,983	18	0.75
Total interest-bearing deposits	31,062	27	0.35	29,322	33	0.46
Short term borrowed funds	3,212	3	0.39	2,282	2	0.36
Other borrowed funds	13,351	67	2.04	13,713	70	2.07
Total Borrowed funds	16,563	70	1.72	15,995	72	1.82
Total interest-bearing liabilities	47,625	97	0.82	45,317	105	0.94
Non-interest-bearing deposits	4,397			3,243
Other liabilities	826			872
Total liabilities	52,848			49,432
Stockholders’ equity	7,046			6,874
Total liabilities and stockholders’ equity	$59,894			$56,306
Net interest income/interest rate spread		$332	2.33%		$318	2.38%
Net interest margin			2.43%			2.48%
Ratio of interest-earning assets to interest-bearing liabilities			1.15x			1.13x
(1)
Amounts are net of net deferred loan origination costs/(fees) and the allowances for loan losses and include loans held for sale and non-performing loans.
(2)
Amounts are at amortized cost.
(3)
Includes FHLB stock.

(Recovery of) Provision for Credit Losses

For the three months ended March 31, 2022, the Company recorded a recovery of credit losses of $2 million compared to a $4 million provision for credit losses for the three months ended March 31, 2021. The year-over-year change reflects the improvement in forecasted, future economic conditions based on the adoption of CECL in the first quarter of 2020.

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

For the three months ended March 31, 2022, non-interest income totaled $14 million, unchanged compared to the year-ago quarter. The current first-quarter period had a net loss on securities of $1 million compared to no such gain or loss in the year-ago first-quarter.

The following table summarizes our non-interest income for the respective periods:

	For the Three Months Ended
	March 31,	March 31,
(in millions)	2022	2021
Fee income	$6	$5
BOLI income	7	7
Net gain (loss) on securities	(1)	—
Other income:
Third-party investment product sales	1	1
Other	1	1
Total other income	2	2
Total non-interest income	$14	$14

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2022 was $141 million, up $9 million or 7% on a year-over-year basis. Included in the current first quarter non-interest expense amount is $7 million in merger-related expenses related to the pending merger with Flagstar compared to no such expenses during the year-ago first quarter. The first quarter efficiency ratio was 38.65% compared to 39.87% for the first quarter of 2021.

Income Tax Expense

For the three months ended March 31, 2022, income tax expense totaled $52 million, up $1 million compared to the three months ended March 31, 2021. The effective tax rate for the first quarter of 2022 was 25.16% compared to 25.75% for the first quarter of 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about the Company’s market risk were presented on pages 68 through 72 of our 2021 Annual Report on Form 10-K, filed with the SEC on February 25, 2022. Subsequent changes in the Company’s market risk profile and interest rate sensitivity are detailed in the discussion entitled “Management of Market and Interest Rate Risk” earlier in this quarterly report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Refer to “Part I, Financial Information, Item 1, Financial Statements, Note 14 Legal Proceedings”, which is incorporated by reference into this item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as such factors could materially affect the Company’s business, financial condition, or future results of operations. There have been no material changes in the risk factors as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Shares Repurchased Pursuant to the Board of Directors’ Share Repurchase Authorization

On October 23, 2018, the Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. Under said authorization, shares may be repurchased on the open market or in privately negotiated transactions. As of March 31, 2022, the Company has repurchased $278 million of its common stock under this repurchase authorization, leaving $17 million available for repurchase under this repurchase authorization.

Shares that are repurchased pursuant to the Board of Directors’ authorization, and those that are repurchased pursuant to the Company’s stock-based incentive plans, are held in our Treasury account and may be used for various corporate purposes, including, but not limited to, merger transactions and the vesting of restricted stock awards.

(amounts in millions, except share data) Period	Total Shares of Common Stock Repurchased	Average Price Paid per Common Share	Total Allocation
First Quarter 2022
January	765,330	$13.26	$10
February	16,201	11.55	—
March	120,403	11.05	1
Total First Quarter 2022	901,934	12.93	$11

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

2.2	Amendment No 1, dated April 26, 2022, to the Agreement and Plan of Merger, dated April 24, 2021 by and among New York Community Bancorp, Inc., 615 Corp., and Flagstar Bancorp, Inc. (2)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	Certificates of Amendment of Amended and Restated Certificate of Incorporation. (4)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation. (5)

3.4

Certificate of Designations of the Registrant with respect to the Series A Preferred Stock, dated March 16, 2017, filed with the Secretary of State of the State of Delaware and effective March 16, 2017. (6)

3.5	Amended and Restated Bylaws. (7)

4.1	Specimen Stock Certificate. (8)

4.2

Deposit Agreement, dated as of March 16, 2017, by and among the Registrant, Computershare, Inc., and Computershare Trust Company, N.A., as joint depositary, and the holders from time to time of the depositary receipts described therein. (9)

4.3	Form of certificate representing the Series A Preferred Stock. (9)

4.4	Form of depositary receipt representing the Depositary Shares. (9)

4.5	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

10.1	Form of Employment Agreement between New York Community Bancorp, Inc. and certain executive officers, including R. Patrick Quinn.**(10)

10.2	Employment Agreement between New York Community Bancorp., Inc. and John T. Adams.**

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Company in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (attached hereto).

32.0	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer of the Company in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto).

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of New York Community Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

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

(2)
Incorporated by reference to Exhibits to the Company's Form 8-K filed with the Securities and Exchange Commission on April 27, 2022 (File No. 1-31565).
(3)
Incorporated by reference to Exhibits filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-22278).
(4)
Incorporated by reference to Exhibits filed with the Company’s Form 10-K for the year ended December 31, 2003 (File No. 1-31565).
(5)
Incorporated by reference to Exhibits to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 27, 2016 (File No. 1-31565).
(6)
Incorporated by reference to Exhibits of the Company’s Registration Statement on Form 8-A (File No. 333-210919), as filed with the Securities and Exchange Commission on March 16, 2017.
(7)
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
(10)
Incorporated by reference to Exhibits filed with the Company's Form 8-K filed with the Securities and Exchange Commission on March 9, 2006 (File No. 1-31565).

NEW YORK COMMUNITY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New York Community Bancorp, Inc.
(Registrant)

DATE: May 9, 2022	BY:	/s/ Thomas R. Cangemi
Thomas R. Cangemi Chairman, President, and Chief Executive Officer

DATE: May 9, 2022	BY:	/s/ John J. Pinto
John J. Pinto Senior Executive Vice President and Chief Financial Officer